Form 10-Q
period 2005-06-30
Cole Credit Property Trust II Inc
filed 2005-08-12
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 333-121094 (1933 Act)

COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2555 East Camelback Road, Suite 400	(602) 778-8700
Phoenix, Arizona 85016	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)
N/A
(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of August 10, 2005, there were 20,000 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
(A Development Stage Company)
INDEX

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (Unaudited)	3

	Condensed Consolidated Statements of Stockholder’s Equity for the six months ended June 30, 2005 and for the Period September 29, 2004 (Date of Inception) to December 31, 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and for the Period September 29, 2004 (Date of Inception) to June 30, 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

EX-1.1 FORM OF DEALER MANAGER AGREEMENT
EX-10.4 ESCROW AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

COLE CREDIT PROPERTY TRUST II, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash	$200,000	$200,000

Total assets	$200,000	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity:

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	$—	$—

Common stock, $.01 par value, 90,000,000 shares authorized, 20,000 shares issued and outstanding	200	200

Capital in excess of par value	199,800	199,800

Total liabilities and stockholder’s equity	$200,000	$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Six Months Ended June 30, 2005 and
for the Period September 29, 2004 (Date of Inception) to December 31, 2004
(Unaudited)

	Common Stock
			Capital in	Total
	Number of	Par	Excess of	Stockholder’s
	Shares	Value	Par Value	Equity
Balance, September 29, 2004 (Date of Inception)	—	$—	$—	$—

Issuance of Common Stock to Cole Holdings Corporation	20,000	200	199,800	200,000

Balance, June 30, 2005 and December 31, 2004	20,000	$200	$199,800	$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and
for the Period September 29, 2004 (Date of Inception) to June 30, 2005
(Unaudited)

		For the Period
		September 29, 2004
	Six Months Ended	(Date of Inception) to
	June 30, 2005	June 30, 2005
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	$—	$200,000

NET INCREASE IN CASH	—	200,000

CASH — Beginning of period	200,000	—

CASH — End of period	$200,000	$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Organization
Cole Credit Property Trust II, Inc., a development stage company (the “Company”), was formed on September 29, 2004 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2005. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole Operating Partnership II, LP (“Cole OP II”). Cole REIT Advisors II, LLC (the “Advisor”), the affiliated advisor to the Company, is the sole limited partner and owner of 0.1% of the partnership interests of Cole OP II. At June 30, 2005 and December 31, 2004, Cole OP II had no assets, liabilities or equity.
Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company intends to offer for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 45,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 5,000,000 additional shares pursuant to a distribution reinvestment plan under which its shareholders may elect to have distributions reinvested in additional shares at $9.15 per share. The Registration Statement was declared effective on June 27, 2005. As of June 30, 2005, no subscriptions for shares under the Offering had been received by the Company. As of August 10, 2005, the Company had received subscriptions for approximately 10,800 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions of approximately $108,000. Because the Company has not yet met the minimum offering requirement set forth in the Registration Statement, no subscriptions have been accepted and no shares of common stock have been issued pursuant to the Offering. As discussed in the Registration Statement, the Company expects to use substantially all of the net proceeds from the Offering to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant commercial properties net-leased to investment grade and other creditworthy tenants located throughout the United States.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The Company is in the development stage and has not begun operations. The consolidated statements include the accounts of the Company and its majority-owned subsidiary. The consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such period. Results for this interim period are not necessarily indicative of full year results. Consolidated results of operations and cash flows for the six months ended June 30, 2004 have not been presented because the Company had not been formed and was not operational during that period.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2005. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
At June 30, 2005 and December 31, 2004, the Company had cash on deposit in one financial institution in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Offering and Related Costs
The Advisor funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the cumulative capital raised by the Company in the Offering. As of June 30, 2005 and December 31, 2004, the Advisor had incurred organization and offering costs of approximately $679,000 and $463,000, respectively, on behalf of the Company. These costs are not included in the financial statements of the Company because such costs are not a liability of the Company until subscriptions for the minimum number of shares of common stock are received and accepted by the Company. When recorded by the Company, the offering costs, which include items such as legal and accounting fees, marketing, promotional and printing costs, will be recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 1.5%, respectively. Organization costs will be expensed as incurred.
Stockholder’s Equity
At June 30, 2005 and December 31, 2004, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. On September 29, 2004 (date of inception), the Company sold 20,000 shares of common stock, at $10 per share, to Cole Holdings Corporation, the indirect owner of limited liability company interests of the Advisor. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan.
Recent Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to the fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.
SFAS No. 123R, “Share Based Payment,” is effective for the first fiscal year beginning after June 15, 2005. The Company will be required to adopt the new standard on January 1, 2006. This statement requires companies to expense the value of employee stock options and similar awards. The Company does not have an employee stock option plan. Accordingly, the Company does not believe that its adoption of SFAS 123R in 2006 will impact its consolidated financial position, results of operations or cash flows
Note 3 — Related-Party Transactions and Arrangements
Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager, will receive a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 1.5% of gross proceeds before reallowance to participating broker-dealers, will be paid to Cole Capital as a dealer-manager fee. Cole Capital in its sole discretion, may reallow a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of the other participating broker-dealers.
The Advisor or its affiliates may receive up to 1.5% of gross offering proceeds for reimbursement of organization and offering expenses. All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are being paid for by the Advisor or its affiliates and could be reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor or its affiliates also will receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property.
If the Advisor provides services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which the Advisor received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to the Advisor as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company.
The Company expects to pay Fund Realty Advisors, Inc. (“Fund Realty”), its property manager, fees for the management and leasing of the Company’s properties. Such fees are expected to equal 2% of gross revenues plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Fund Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement.
The Company will pay the Advisor an annual advisor asset management fee of 0.25% of aggregate asset value (the “Asset Management Fee”). The fee will be payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month.
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8% annual cumulative, non-compounded return, then the Advisor is entitled to receive 10% of remaining net sale proceeds.
Upon listing of the Company’s common stock on a national securities exchange or included for quotation on The Nasdaq National Market, a fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual cumulative, non-compounded return to investors will be paid to the Advisor (the “Subordinated Incentive Listing Fee”).
Upon termination of the advisory agreement with the Advisor, other than termination by the Company because of a material breach of the advisory agreement by the Advisor, a performance fee of 10% of the amount, if any, by which (i) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay the Advisor a Subordinated Incentive Listing Fee.
The Company will reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which it’s operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.
Note 4 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 5 — Independent Director’s Stock Option Plan
The Company has a stock option plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share (or greater, if such higher price as is necessary so that such options shall not be considered a “nonqualified deferred compensation plan” under Section 409A of the Internal Revenue Code of 1986, as amended). It is intended that the exercise price for future options granted under the IDSOP will be at least 100.0% of the fair market value of the Company’s common stock as of the date that the option is granted. As of June 30, 2005 and December 31, 2004, the Company had issued options to purchase 10,000 and no shares, respectively, at $9.15 per share. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
Note 6 — Subsequent Events
Sale of Shares of Common Stock
From July 1, 2005 through August 10, 2005, the Company received subscriptions for approximately 10,800 shares of its common stock under the Offering. Because the Company has not yet met the minimum offering requirement set forth in the Registration Statement, no subscriptions have been accepted and no shares of common stock have been issued pursuant to the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.
Forward-Looking Statements
This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiary, our anticipated capital expenditures required to commence operations, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Registration Statement on Form S-11, relating to the Offering, as filed with the Securities and Exchange Commission.
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Critical Accounting Policies and Estimates
As of June 30, 2005, we were in the development stage and had not commenced principal operations. As of June 30, 2005 and December 31, 2004, the only asset we held was cash of $200,000. The valuation of this amount does not require estimates or judgment by management.

Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements initially through advances from our advisor or its affiliates, from time to time, as we need to fund our operating expenses incurred before we have raised the minimum offering of 250,000 shares. After we meet the minimum offering requirement and begin admitting investors under the Offering, we expect to meet our short-term operating liquidity requirements from the proceeds of the Offering and that any advances from our advisor will be repaid as funds are available after meeting our current liquidity requirements, subject to certain limitations on reimbursement. We do not expect our operating costs to be significant until we make our initial investments. As of June 30, 2005, we have not received any advances from our advisor. We expect that any advances will be made under a revolving loan arrangement with our advisor. We expect that this arrangement will allow for repayments to be made as funds are available from the offering proceeds or from operating cash flows, but no later than two years from the date of the advance. The terms of the arrangement will be finalized upon the initial advance, if any. The offering and organizational costs associated with the Offering will initially be paid by our advisor, which may be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of June 30, 2005, our advisor had paid approximately $679,000 of such costs. After we make our initial investments from the proceeds of the Offering, we expect our short-term operating liquidity requirements to be met through net cash provided by property operations. Operating cash flows are expected to increase as properties are added to our portfolio.
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions will be met from operations and property acquisitions from funding by public offerings of our shares. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Our board of directors will determine the amount of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.
Potential future sources of capital include proceeds from the Offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Currently, we do not have a credit facility or other third party source of liquidity. To the extent we do not secure a credit facility or other third party source of liquidity, we will be dependent upon the proceeds of the Offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
Results of Operations
As June 30, 2005, no significant operations had commenced because we were in our development stage. No operations will commence until we have sold 250,000 shares of our common stock under the Offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally (such as lower capitalization rates, which lead to lower rents), that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans, other than those referred to in our Registration Statement on Form S-11.
Inflation
The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, the leases on the real estate we may acquire may not include provisions that would protect us from the impact of inflation.

Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and management fees and reimbursement of operating costs. See Note 3 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Sale of Shares of Common Stock
From July 1, 2005 through August 10, 2005, we have received subscriptions for approximately 10,800 shares of our common stock under the Offering. Because we have not yet met the minimum offering requirement set forth in the Registration Statement, no subscriptions have been accepted and no shares of common stock have been issued pursuant to the Offering.
Recent Accounting Pronouncements
SFAS No. 153, “Exchanges of Nonmonetary Assets,” is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to the fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.
SFAS No. 123R, “Share Based Payment,” is effective for the first fiscal year beginning after June 15, 2005. We will be required to adopt the new standard on January 1, 2006. This statement requires companies to expense the value of employee stock options and similar awards. We do not have an employee stock option plan. Accordingly, we do not believe that our adoption of SFAS 123R in 2006 will impact our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have not commenced our planned principal operations. We plan to utilize financing to acquire ownership interests in real estate properties and will, therefore, be exposed to interest rate changes primarily as a result of its long-term debt used to acquire real estate properties.
Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. In the future, we may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Item 4. Controls and Procedures
     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2005 were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to June 30, 2005.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
No events occurred during the quarter covered by this report that would require a response to this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2005, our Registration Statement on Form S-11, covering a public offering (the “Offering”) of up to 45,000,000 shares of common stock to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 5,000,000 shares available pursuant to our distribution reinvestment plan.
We will not commence active operations until we receive and accept subscriptions for a minimum of 250,000 shares for gross offering proceeds of $2,500,000. After the initial 250,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as stockholders. We intend to admit new stockholders at least weekly. At that time, subscription proceeds may be released to us from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.
Until we satisfy the minimum offering requirement established for our Offering by accepting subscriptions for at least 250,000 shares of common stock, funds received for these subscriptions will continue to be escrowed. Amounts associated with these subscriptions will be reflected in restricted cash and subscriptions for common stock on our balance sheet.
Item 3. Defaults Upon Senior Securities
No events occurred during the quarter covered by this report that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders
No events occurred during the quarter covered by this report that would require a response to this item.
Item 5. Other Information
No events occurred during the quarter covered by this report that would require a response to this item.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cole Credit Property Trust II, Inc.
(Registrant)

By:	/s/ Christopher H. Cole

Christopher H. Cole
Chief Executive Officer and President

By:	/s/ Blair D. Koblenz

Blair D. Koblenz
Executive Vice President and Chief Financial Officer
Date: August 12, 2005

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1	Form of Dealer Manager Agreement

10.4	Form of Escrow Agreement between Cole Credit Property Trust, Inc. and Wells Fargo Bank, N.A.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002