Form 10-Q
period 2005-09-30
Cole Credit Property Trust II Inc
filed 2005-11-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 333-121094 (1933 Act)

COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 East Camelback Road, Suite 400	(602) 778-8700
Phoenix, Arizona 85016	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐     No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 10, 2005, there were 1,191,173 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (Unaudited)	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity for the period September 29, 2004 (date of inception) to December 31, 2004 and for the nine months ended September 30, 2005 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and for the period September 29, 2004 (date of inception) to September 30, 2004 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24
EX-10.1 PURCHASE AGREEMENT BETWEEN COLE TS PARKERSBURG WV. LLC, AND C&F DEVELOPMENT ASSOCIATES, LLC
EX-10.2 PROMISSORY NOTE BETWEEN COLE TS PARKERSBURG WV. LLC, AND WACHOVIA BANK NATIONAL ASSOCIATION
EX-10.3 PURCHASE AGREEMENT BETWEEN COLE WG BRAINERD MN, LLC, AND BRAINERD DRUGSTORE, LLC
EX-10.4 PROMISSORY NOTE BETWEEN COLE WG BRAINERD MN, LLC. AND WACHOVIA BANK NATIONAL ASSOCIATION
EX-10.5 PURCHASE AGREEMENT BETWEEN COLE RA ALLIANCE OH, LLC, AND MONOGRAM DEVELOPMENT XV, LTD
EX-10.6 PURCHASE AGREEMENT BETWEEN COLE LZ GLENDALE AZ, LLC, AND E&R BELL ROAD, LLC
EX-10.7 PROMISSORY NOTE /BETWEEN COLE LZ GLENDALE AZ, LLC, AND WACHOVIA BANK NATIONAL ASSOCIATION
EX-10.8 PURCHASE AGREEMENT BETWEEN COLE WG ST. LOUIS MO PORTFOLIO, LLC. AND TEACHERS' RETIREMENT SYSTEM OF THE STATE OF KENTUCKY
EX-10.9 PROMISSORY NOTE BETWEEN COLE WG ST. LOUIS MO PORTFOLIO, LLC, AND WACHOVIA BANK NATIONAL ASSOCIATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I
FINANCIAL INFORMATION
The information furnished in our accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.
The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the operating results expected for the full year. Condensed consolidated results of operations for the three and nine months ended September 30, 2004, have not been presented because Cole Credit Property Trust II, Inc. was in the development stage and did not have any operations during that period.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Real estate assets, at cost:
Land	$934,094	$—
Buildings and improvements, less accumulated depreciation of $2,466 at September 30, 2005	2,046,509	—
Intangible lease assets, less accumulated amortization of $1,037 at September 30, 2005	368,299	—

Total real estate assets	3,348,902	—
Cash	4,772,471	200,000
Restricted cash	1,363,506	—
Prepaid expenses and other assets	107,584	—
Deferred financing costs, less accumulated amortization of $227 at September 30, 2005	46,202	—

Total assets	$9,638,665	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$2,607,000	$—
Accounts payable and accrued expenses	14,678	—
Due to affiliates	80,438	—
Escrowed investor proceeds liability	1,363,506	—

Total liabilities	4,065,622	—

Commitments and contingencies

Stockholders’ equity:

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2005 and December 31, 2004	—	—

Common stock, $.01 par value, 90,000,000 shares authorized, 620,216 and 20,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	6,202	200

Capital in excess of par value	5,596,384	199,800
Accumulated deficit	(29,543)	—

Total stockholders’ equity	5,573,043	200,000

Total liabilities and stockholders’ equity	$9,638,665	$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
REVENUE:
Rental income	$2,761	$2,761

EXPENSES:
Depreciation & amortization	3,504	3,504
Interest expense	1,864	1,864
General and administrative expenses	26,936	26,936

Total operating expenses	32,304	32,304

NET LOSS	$(29,543)	$(29,543)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	64,467	34,822

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.46)	$(0.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period September 29, 2004 (Date of Inception) to December 31, 2004
and for the Nine Months Ended September 30, 2005
(Unaudited)

	Common Stock
			Capital in		Total
	Number of	Par	Excess of	Accumulated	Stockholders’
	Shares	Value	Par Value	Deficit	Equity
Balance, September 29, 2004 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to Cole Holdings Corporation	20,000	200	199,800	—	$200,000

Balance, December 31, 2004	20,000	200	199,800	—	200,000

Issuance of common stock	600,216	6,002	5,982,424	—	5,988,426
Commission on stock sales and related dealer manager fees			(496,445)		(496,445)
Other offering costs			(89,395)		(89,395)
Net loss				(29,543)	(29,543)

Balance, September 30, 2005	620,216	$6,202	$5,596,384	$(29,543)	$5,573,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005
and for the Period September 29, 2004 (date of inception) to September 30, 2004
(Unaudited)

		Period
		September 29, 2004 (date
	Nine Months Ended	of inception) to
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,543)	$—
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,466	—
Amortization	1,264	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	14,678	—
Prepaid expenses and other assets	(7,584)	—
Due to affiliates	13,268

Total adjustments	24,092	—

Net cash used in operating activities	(5,451)	—

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in real estate and related assets	(3,352,405)	—
Escrow deposit on property to be acquired	(50,000)	—
Restricted cash	(1,363,506)

Net cash used in investing activities	(4,765,911)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,988,426	200,000
Proceeds from mortgage notes payable	2,607,000	—
Escrowed investor proceed liability	1,363,506	—
Offering costs on issuance of common stock	(568,670)	—
Deferred financing costs paid	(46,429)	—

Net cash provided by financing activities	9,343,833	—

NET INCREASE IN CASH AND CASH EQUIVALENTS:	4,572,471	200,000

CASH – Beginning of period	200,000	—

CASH – End of period	$4,772,471	$200,000

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING NON-CASH ACTIVITIES

Escrow deposit due to affiliate	$50,000	$—

Other offering costs due to affiliate	$17,170	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unuaudited)
Note 1 — Organization
Cole Credit Property Trust II, Inc. (the “Company”) was formed on September 29, 2004 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2005. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (the “Advisor”), the affiliated advisor to the Company, is the sole limited partner and owner of 0.1% of the partnership interests of Cole OP II.
Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 45,000,000 shares of its common stock at a price of $10 per share, subject to discounts in certain circumstances, (the “Offering”) and up to 5,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at $9.15 per share. The Registration Statement was declared effective on June 27, 2005.
On September 23, 2005, the Company issued the initial 486,000 shares under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of September 30, 2005, the Company had issued approximately 600,000 shares of its common stock in the Offering for aggregate gross proceeds of approximately $6.0 million before offering costs and selling commissions of approximately $586,000. As disclosed in the Registration Statement, the Company expects to use substantially all of the net proceeds from the Offering to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant commercial properties net-leased to investment grade and other creditworthy tenants located throughout the United States.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such period. Results for this interim period are not necessarily indicative of full year results. Consolidated results of operations for the three and nine months ended September 30, 2004 have not been presented because the Company was in the development stage and did not have any operations during that period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. All assets are depreciated on a straight line basis. The estimate useful lives of our assets by class are generally as follows:

Building	40 years
Property acquisition costs	40 years
Tenant improvements	Lease term
Intangible lease assets	Lease term
Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of September 30, 2005, no indicators of impairment existed and no losses had been recorded.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.
The Company utilizes independent appraisals to determine the fair values of the tangible assets of an acquired property (which includes land and building). Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.
The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the leases.
The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to rental income over the remaining term of the respective leases.
Intangible Lease Assets
Intangible lease assets consist of the fair value of the in-place lease associated with the real estate acquisition (see Note 3). The weighted average life of the in-place lease is fifteen years. During the three and nine months ended September 30, 2005, approximately $1,000 in amortization of intangible lease assets was recorded in the condensed consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash and Escrowed Investor Proceeds
The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $1.3 million of offering proceeds for which shares of common stock have not been issued as of September 30, 2005.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the three and nine months ended September 30, 2005 was $227 and was recorded in interest expense in the condensed consolidated statements of operations.
Deferred Lease Costs
Costs incurred to procure operating leases, including those identified as part of the purchase price allocations process, are capitalized as deferred lease costs and amortized on a straight-line basis over the terms of the related leases.
Revenue Recognition
Upon the acquisition of real estate, certain properties have leases that provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company will record a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.
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
Concentration of Credit Risk
At September 30, 2005 and December 31, 2004, the Company had cash on deposit in one financial institution in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Offering and Related Costs
The Advisor funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the cumulative capital raised by the Company in the Offering. As of September 30, 2005 and December 31, 2004, the Advisor had incurred organization and offering costs of approximately $881,000 and $463,000, respectively, on behalf of the Company. Of these amounts, the Company was responsible for approximately $90,000 and $0 at September 30, 2005 and December 31, 2004, respectively. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 1.5%, respectively. Organization costs are expensed as incurred.
Due to affiliates
Due to affiliates consists of approximately $17,000 due to our Advisor for reimbursement of organizational and offering costs (see Note 6) and approximately $50,000 due to an affiliate of our Advisor for reimbursement of a property escrow deposit.

Stockholders’ Equity
At September 30, 2005 and December 31, 2004, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company will account for the proceeds received from its distribution reinvestment plan as temporary equity for future redemption of shares.
Earnings Per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The effect of the outstanding stock options was anti-dilutive to earnings per share for the three and nine months ended September 30, 2005.
Stock Options
As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options under the Independent Directors Stock Option Plan (“IDSOP”) (see Note 8). Under APB No. 25, compensation expense is recorded when the exercise price of stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. As of September 30, 2005, there were 10,000 stock options outstanding under the IDSOP at an average exercise price of $9.15 per share. If the Company elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net loss would have been an additional approximately $15,000 of general and administrative expenses for the three and nine months ended September 30, 2005, or additional loss of $0.24 and $0.44 per dilutive share, respectively.
Segments
The Company internally evaluates all of the properties owned as one industry segment and, accordingly, does not report segment information.
Recent Accounting Pronouncements
SFAS No. 123R, “Share Based Payment,” is effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt the new standard on January 1, 2006. This statement requires companies to expense the value of employee stock options and similar awards. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In July 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 78-9-1, Interaction of American Institute of Certified Public Accountants (“AICPA”) SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5. The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This EITF and FSP are effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, this guidance is effective no later than January 1, 2006. The Company is currently evaluating the impact of this FSP on its financial statements.

Note 3 — Real Estate Assets
Acquisitions
Tractor Supply — Parkersburg, WV
On September 26, 2005, the Company acquired an approximately 22,000 square foot single-tenant retail building, which was constructed in 2005 on an approximately 2.97 acre site in Parkersburg, West Virginia (the “TS Parkersburg Property”). The purchase price of the TS Parkersburg Property was approximately $3.3 million, exclusive of closing costs. The acquisition was funded by net proceeds from the Offering and an approximately $2.6 million loan secured by the TS Parkersburg Property (see Note 4 for a description of the loan). In connection with the acquisition, the Company paid an affiliate of its Advisor an acquisition fee of approximately $65,000 and its Advisor a finance coordination fee of approximately $18,000. The TS Parkersburg Property is 100% leased to Tractor Supply Company (“Tractor Supply”). The results of operations from this acquired property are included in the Company’s results of operation from the date of acquisition through September 30, 2005.
Assuming the acquisition had occurred on January 1, 2005, pro forma revenue, net loss and net loss per diluted share would have been approximately $63,000, $27,000, and $0.41, respectively, for the three months ended September 30, 2005 and $189,000, $2,000, and $0.06, respectively, for the nine months ended September 30, 2005. The pro forma results for the nine months ended September 30, 2005, assume the repayment of approximately $0.8 million of the approximately $2.6 million loan after three months, in accordance with the terms of the loan (see Note 4). The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Note 4 — Borrowings
Tractor Supply — Parkersburg, WV
On September 26, 2005, in connection with the acquisition of the TS Parkersburg Property, the Company entered into an approximately $2.6 million loan (the “TS Parkersburg Loan”) from Wachovia Bank National Association (the “Lender”). The TS Parkersburg Loan, which is secured by the TS Parkersburg Property, consists of an approximately $1.8 million fixed interest rate tranche (the “TS Parkersburg Fixed Rate Tranche”) and an approximately $0.8 million variable interest rate tranche (the “TS Parkersburg Variable Rate Tranche”). The TS Parkersburg Fixed Rate Tranche has a fixed interest rate of 5.57% per annum with monthly interest only payments and the outstanding principal and interest due on October 11, 2015. The TS Parkersburg Variable Rate Tranche has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest only payments and the outstanding principal and interest due on December 26, 2005.
Note 5 — Commitments and Contingencies
On September 28, 2005, the Company entered into a purchase agreement relating to a single-tenant retail building located in Brainerd, Minnesota. See Note 9 for details of the acquisition.
Note 6 — Related-Party Transactions and Arrangements
Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager, will receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of gross proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. During the three and nine months ended September 30, 2005, the Company paid approximately $497,000 to Cole Capital for commissions and dealer manager fees, of which approximately $413,000 was reallowed to participating broker-dealers.
All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are being paid for by the Advisor or its affiliates and will be reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor or its affiliates also will receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three and nine months ended

September 30, 2005, the Company reimbursed the Advisor approximately $90,000 for organizational and offering expenses and paid approximately $65,000 for acquisition fees.
If the Advisor provides services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which the Advisor received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to the Advisor as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three and nine months ended September 30, 2005, the Company paid the Advisor approximately $18,000 for finance coordination fees.
The Company expects to pay Fund Realty Advisors, Inc. (“Fund Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are expected to equal 2% of gross revenues, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Fund Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three and nine months ended September 30, 2005, the Company did not pay any property management fees to Fund Realty.
The Company will pay the Advisor an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee will be payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three and nine months ended September 30, 2005, the Company did not pay any asset management fees to the Advisor.
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then the Advisor is entitled to receive 10% of remaining net sale proceeds. During the three and nine months ended September 30, 2005, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.
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
The Company will reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which it’s operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three and nine months ended September 30, 2005, the Company did not reimburse the Advisor for any such costs.

Note 7 — Economic Dependency
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
Note 8 — Independent Director’s Stock Option Plan
The Company has a stock option plan, the IDSOP, which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share (or greater, if such higher price as is necessary so that such options shall not be considered a “nonqualified deferred compensation plan” under Section 409A of the Internal Revenue Code of 1986, as amended). It is intended that the exercise price for future options granted under the IDSOP will be at least 100.0% of the fair market value of the Company’s common stock as of the date that the option is granted. As of September 30, 2005 and December 31, 2004, the Company had granted options to purchase 10,000 and 0 shares, respectively, at $9.15 per share. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
Note 9 — Subsequent Events
Sale of Shares of Common Stock
As of November 10, 2005, the Company raised approximately $10.2 million through the issuance of approximately 1.2 million shares of its common stock under the Offering. As of November 10, 2005, approximately $438.1 million (43.8 million shares) remained available for sale to the public under the offering, exclusive of shares available under the Company’s distribution reinvestment plan.
Property Acquisitions
Walgreens – Brainerd, MN
On October 6, 2005 the Company acquired an approximately 15,000 square foot single-tenant retail building located in Brainerd, Minnesota, which was constructed in 2000 on an approximately 2.07 acre site (the “WG Brainerd Property”). The WG Brainerd Property is 100% leased to Walgreen Co. The purchase price of the WG Brainerd Property was approximately $4.3 million, exclusive of closing costs. The acquisition was funded by net proceeds from the Offering and an approximately $3.5 million loan secured by the WG Brainerd Property (see below under borrowings for a description of the loan). In connection with the acquisition, the Company paid an affiliate of the Advisor an acquisition fee of approximately $87,000 and its Advisor a finance coordination fee of approximately $28,000.
Rite Aid – Alliance, OH
On October 20, 2005 the Company acquired an approximately 11,000 square foot single-tenant retail building, which was constructed in 1996 on an approximately 1.79 acre site located in Alliance, Ohio (the “RA Alliance Property”). The purchase price of the RA Alliance Property was $2.1 million, exclusive of closing costs. The acquisition was funded by net proceeds from the Offering. In connection with the acquisition, the Company paid an affiliate of its Advisor an acquisition fee of $42,000. The RA Alliance Property is 100% leased to RA Ohio, a subsidiary of Rite Aid Corporation (“Rite Aid”), which guarantees the lease.
La-Z-Boy – Glendale, AZ
On October 25, 2005 the Company acquired a 23,000 square foot single-tenant retail building located in Glendale, Arizona, which was constructed in 2001 on an approximately 3.18 acre site (the “LZ Glendale Property”). The purchase price of the LZ Glendale Property was approximately $5.7 million, exclusive of closing costs. The acquisition was funded by net proceeds from the Offering and an approximately $4.6 million loan secured by the LZ Glendale Property (see below under borrowings for a description of the loan). In connection with the acquisition, the Company paid an affiliate of its Advisor an acquisition fee of approximately $114,000 and its Advisor a finance coordination fee of approximately $34,000. Concurrent with the acquisition of the LZ Glendale Property on October 25, 2005, the Company entered into a new lease with EBCO,

Inc., which is an affiliate of the seller, for 100% of the property.
Walgreens Portfolio — Missouri
On November 2, 2005, the Company acquired interest in (i) a 15,120 square foot single-tenant retail building on an approximately 2.11 acre site located in St. Louis, Missouri (ii) a 15,120 square foot single-tenant retail building on an approximately 2.13 acre site located in St. Louis, Missouri and (iii) a 15,120 square foot single-tenant retail building on an approximately 1.82 acre site located in Florissant, Missouri (collectively, the “WG SL Properties”) for a gross purchase price of approximately $16.4 million, exclusive of closing costs. The WG SL Properties each were constructed in 2001 and are 100% leased to Walgreen Co. The acquisition was funded by net proceeds from the Offering and an approximately $13.1 million loan secured by the WG SL Properties (see below under borrowings for a description of the loan). In connection with the acquisition, the Company paid an affiliate of its Advisor an acquisition fee of $246,000 and its Advisor a finance coordination fee of approximately $106,000.
Borrowings
Walgreens – Brainerd, MN
On October 5, 2005, in connection with the acquisition of the WG Brainerd Property, the Company obtained an approximately $3.5 million loan from the Lender by executing a promissory note (the “WG Brainerd Loan”). The WG Brainerd Loan, which is secured by the WG Brainerd Property, consists of an approximately $2.8 million fixed interest rate tranche (the “WG Brainerd Fixed Rate Tranche”) and an approximately $649,000 variable interest rate tranche (the “WG Brainerd Variable Rate Tranche”). The WG Brainerd Fixed Rate Tranche has a fixed interest rate of 5.44% per annum with monthly interest-only payments and the outstanding principal and interest due on October 11, 2015. The WG Brainerd Variable Rate Tranche has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments and the outstanding principal and interest due on January 4, 2006.
La-Z-Boy – Glendale, AZ
On October 25, 2005, in connection with the acquisition of the LZ Glendale Property, the Company obtained an approximately $4.6 million loan from the Lender by executing a promissory note (the “LZ Glendale Loan”). The LZ Glendale Loan, which is secured by the LZ Glendale Property, consists of an approximately $3.4 million fixed interest rate tranche (the “LZ Glendale Fixed Rate Tranche”) and an approximately $1.1 million variable interest rate tranche (the “LZ Glendale Variable Rate Tranche”). The LZ Glendale Fixed Rate Tranche has a fixed interest rate of 5.76% per annum with monthly interest-only payments and the outstanding principal and interest due on November 11, 2010. The LZ Glendale Variable Rate Tranche has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments and the outstanding principal and interest due on January 25, 2006.
Walgreens Portfolio — Missouri
On November 2, 2005, in connection with the acquisition of the WG SL Properties, the Company obtained an approximately $13.12 million loan from the Lender by executing a promissory note (the “WG SL Loan”). The WG SL Loan, which is secured by the WG SL Properties, consists of an approximately $10.66 million fixed interest rate tranche (the “WG SL Fixed Rate Tranche”) and an approximately $2.46 million variable interest rate tranche (the “WG SL Variable Rate Tranche”). The WG SL Fixed Rate Tranche has a fixed interest rate of 5.48% per annum with monthly interest-only payments and the outstanding principal and interest due on November 11, 2015. The WG SL Variable Rate Tranche has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments and the outstanding principal and interest due on February 2, 2006.
Declaration of Distributions
On October 4, 2005, the Company’s board of directors declared a distribution of $0.05 per share for stockholders of record on each of October 7, 2005, November 7, 2005 and December 7, 2005. The payment date for each of the distributions will be January 3, 2006. The monthly distributions are calculated to be equivalent to an annualized distribution of six percent (6%) per share, assuming a purchase price of $10.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Registration Statement, relating to the Offering, as filed with the Securities and Exchange Commission.
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
Results of Operations
We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares in the Offering. Prior to such date, we were considered a development stage company. During the quarter ended September 30, 2005, we purchased a single-tenant, freestanding retail building 100% leased to Tractor Supply located in Parkersburg, West Virginia (see Notes 3 and 4 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q). Because we did not commence operations until the third quarter of 2005, comparative financial data is not presented for the prior fiscal year.
Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally (such as lower capitalization rates, which lead to lower rents), that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans, other than those referred to in our Registration Statement.
As of September 30, 2005, our real estate property was 100% leased. Our results of operations are not indicative of those expected in future periods as we expect that rental income, depreciation expense, operating expenses, asset management fees and net income will each increase in the future as we acquire additional properties.
Rental income for the three and nine months ended September 30, 2005 totaled approximately $2,800. For the three and nine months ended September 30, 2005, property operating expenses were approximately $1,900, and depreciation and amortization expenses were approximately $3,500. We acquired our first property on September 26, 2005, which offered five days of revenues and expenses for the quarter ended September 30, 2005.
General and administrative expenses for the three and nine months ended September 30, 2005 totaled approximately $27,000, primarily relating to fees paid to our independent directors and other organization costs. We sustained a net loss for the three and nine months ended September 30, 2005 of approximately $30,000, primarily as a result of incurring overhead-related general and administrative expenses and interest expense without sufficient rental revenues from properties to cover the costs. Loss per share for the three and nine months ended September 30, 2005 was $0.47 and $0.86, respectively. With the acquisition of new properties in future periods, we anticipate that general and administrative expenses, net income, and earnings per share will increase. However, we expect general and administrative expenses to decrease as a percentage of total revenue.
Our property acquisition was financed with debt of approximately $2.6 million. During the three and nine months ended September 30, 2005, we incurred amortization of deferred financing costs and interest expense of approximately $1,900 related to our use of this debt. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets fitting our investment objectives.
Liquidity and Capital Resources
Overview
We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financings to complete future property acquisitions. As of September 30, 2005, we had raised approximately $6.0 million in the Offering.
We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organizational costs associated with the Offering are initially paid by our Advisor, which will be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of September 30, 2005, our Advisor has paid approximately $881,000 of offering and organization costs and we have reimbursed the advisor for approximately $90,000 of such costs.
Subsequent to September 30, 2005, we completed the acquisition of six single-tenant retail buildings in separate transactions for an aggregate purchase price of $28.5 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Offering and approximately $21.2 million in aggregate proceeds from three loans.
On October 4, 2005, our board of directors declared a distribution of $0.05 per share for stockholders of record on each of October 7, 2005, November 7, 2005 and December 7, 2005. The payment date for each of the distributions will be January 3, 2006. The monthly distributions are calculated to be equivalent to an annualized distribution of six percent (6%) per share, assuming a purchase price of $10.00 per share.
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
Operating Activities
Net cash used in operating activities was approximately $5,000 for the nine months ended September 30, 2005, primarily due to a net loss for the period of approximately $30,000 due to our initial property acquisition, the TS Parkersburg Property, occurring on September 26, 2005. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing and Financing Activities
Net cash used in investing activities was approximately $4.8 million for the nine months ended September 30, 2005, primarily due to approximately $3.4 million used on the acquisition of the TS Parkersburg Property and the associated acquisition costs and approximately $1.3 million in restricted cash, which is held in escrow pending issuance of shares to investors.
Net cash provided by financing activities was approximately $9.3 million for the nine months ended September 30, 2005, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $5.4 million, net proceeds from the issuance of a mortgage note in connection with the acquisition of the TS Parkersburg Property of approximately $2.6 million and an approximately $1.3 million liability related to investor proceeds, which are held in escrow pending issuance of shares to the investors .

Election as a REIT
We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2005. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Inflation
The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, the leases on the real estate we may acquire may not include provisions that would protect us from the impact of inflation.
Critical Accounting Policies and Estimates
Our accounting policies have been established in to conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
The following discussion pertains to accounting policies management believes are most “critical” to the portrayal of our financial condition and results of operations which require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. This discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.
We are required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. All assets are depreciated on a straight line basis. The estimate useful lives of our assets by class are generally as follows:

Building	40 years
Property acquisition costs	40 years
Tenant improvements	Lease term
Intangible lease assets	Lease term
Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of September 30, 2005, no indicators of impairment existed and no losses had been recorded.

Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, we allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.
We utilize independent appraisals performed using the cost approach to determine the fair values of the tangible assets of an acquired property (which includes land and building). Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.
The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the leases.
The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to rental income over the remaining term of the respective leases.
During the three and nine months ended September 30, 2005, approximately $1,000 in amortization of intangible lease assets was recorded in the condensed consolidated statements of operations.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 2 & 5 to our consolidated financial statements for further explanations. Examples of such commitments and contingencies include:
•	Properties under contract (Note 5)

•	Reimbursement of offering-related costs (Note 2)
Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and management fees and reimbursement of operating costs. See Note 6 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2005 through the date of this report. Refer to Note 9 to our condensed consolidated financial statements for further explanation. Such events include:
•	Sale of shares of common stock;

•	Acquisition of a property in Brainerd, MN;

•	Acquisition of a property in Alliance, OH;

•	Acquisition of a property in Glendale, AZ;

•	Acquisition of three properties in Missouri;

•	Various borrowings with Wachovia Bank National Association relating to the acquisitions described above; and

•	Declaration of distributions.
Recent Accounting Pronouncements
SFAS No. 123R, “Share Based Payment,” is effective for fiscal years beginning after June 15, 2005. We will be required to adopt the new standard on January 1, 2006. This statement requires companies to expense the value of employee stock options and similar awards. We are currently evaluating the impact of the standard on our consolidated financial statements.
In July 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 78-9-1, Interaction of American Institute of Certified Public Accountants (“AICPA”) SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5. The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This EITF and FSP are effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, this guidance is effective no later than January 1, 2006. We are currently evaluating the impact of this FSP on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In connection with property acquisitions, we have obtained variable rate debt financing (described below) to fund a property acquisition, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. In the future, we may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
As of September 30, 2005, approximately $0.8 million of the approximately $2.6 million outstanding on the TS Parkersburg Loan was subject to a variable interest rate, which is based on the one-month LIBOR rate plus 200 basis points.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission (the “Commission").
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
No events occurred during the quarter covered by this report that would require a response to this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2005, our Registration Statement (No. 333-121094), covering a public offering of up to 45,000,000 shares of common stock to be offered at a price of $10 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 5,000,000 shares of common stock available pursuant to our distribution reinvestment plan.
On September 23, 2005, we issued the initial approximately 486,000 shares in the Offering. As of September 30, 2005, we had issued approximately 600,000 shares for gross offering proceeds of approximately $6.0 million, out of which we paid costs of approximately $65,000 in acquisition fees, approximately $497,000 in selling commissions and dealer manager fees, and approximately $90,000 in organization and offering costs to the Advisor or its affiliates. With the net offering proceeds and indebtedness, we acquired approximately $3.4 million in real estate and related assets. As of November 10, 2005, we have sold approximately 1.2 million shares in our primary offering at an aggregate offering price of $10.2 million.
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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer
Date: November 14, 2005

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1	Purchase Agreement between Cole TS Parkersburg WV, LLC, and C&F Development Associates, LLC pursuant to an Assignment of Agreement of Purchase and Sale Agreement dated September 23, 2005.

10.2	Promissory Note between Cole TS Parkersburg WV, LLC, and Wachovia Bank National Association dated September 26, 2005.

10.3	Purchase Agreement between Cole WG Brainerd MN, LLC, and Brainerd Drugstore, LLC pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated September 28, 2005.

10.4	Promissory Note between Cole WG Brainerd MN, LLC, and Wachovia Bank National Association dated October 5, 2005.

10.5	Purchase Agreement between Cole RA Alliance OH, LLC, and Monogram Development XV, LTD pursuant to an Assignment of Purchase Agreement dated October 19, 2005.

10.6	Purchase Agreement between Cole LZ Glendale AZ, LLC, and E&R Bell Road, LLC pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated October 25, 2005.

10.7	Promissory Note between Cole LZ Glendale AZ, LLC, and Wachovia Bank National Association dated October 25, 2005.

10.8	Purchase Agreement between Cole WG St. Louis MO Portfolio, LLC, and Teachers’ Retirement System of the State of Kentucky pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated November 1, 2005.

10.9	Promissory Note between Cole WG St. Louis MO Portfolio, LLC, and Wachovia Bank National Association dated November 2, 2005.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002