Form 10-K
period 2005-12-31
Cole Credit Property Trust II Inc
filed 2006-03-23
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-121094

COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by nonaffiliates: $56,201,384
      While there is no established market for the Registrant’s shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 at a price of $10.00 per share. Accordingly, we have used $10.00 per share to determine the aggregate market value set forth above. The number of shares of common stock outstanding as of March 22, 2006 was approximately 5,629,687.
Documents Incorporated by Reference:
      The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE III -- REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
EXHIBIT INDEX
EX-3.1 FIFTH ARTICLE OF AMENDMENT AND RESTATEMENT
EX-10.35 PURCHASE AND SALE AGREEMENT
EX-10.36 PROMISSORY NOTE
EX-10.37 REAL ESTATE CONTRACT
EX-10.38 PROMISSORY NOTE
EX-10.39 PURCHASE AGREEMENT
EX-10.40 PRONISSORY NOTE
EX-10.41 MASTER PURCHASE AGREEMENT
EX-10.42 PROMISSORY NOTE
EX-10.43 PURCHASE AGREEMENT AND ESCROW INSTRUCTIONS
EX-10.44 PROMISSORY NOTE BETWEEN COLE ST CROSSVILLE TN, LLC
EX-10.45 PURCHASE AGREEMENT AND ESCROW INSTRUCTIONS
EX-10.46 PROMISSORY NOTE
EX-10.47 AGREEMENT FOR PURCHASE AND SALE OF REAL PROPERTY
EX-10.48 PROMISSORY NOTE
EX-10.49 LOAN AGREEMENT
EX-10.50 PROMISSORY NOTE
EX-10.51 SECURITY AGREEMENT
EX-10.52 PURCHASE AGREEMENT AND ESCROW INSTRUCTIONS
EX-10.53 PURCHASE AND SALE AGREEMENT
EX-10.54 PROMISSORY NOTE
EX-10.55 CONTRACT OF SALE
EX-10.56 PROMISSORY NOTE
EX-10.57 LOAN AGREEMENT
EX-10.58 PURCHASE AGREEMENT AND ESCROW INSTRUCTIONS
EX-10.59 PROMISSORY NOTE BETWEEN COLE CV SCIOTO TRAIL OH, LLC, AND WACHOVIA BANK, NATIONAL ASSOCIATION, DATED MARCH 8, 2006
EX-14.1 CODE OF BUSINESS CONDUCT
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO AND CFO

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
      Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust II, Inc. other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See the section captioned “Item 1A -Risk Factors” beginning on page 13 of this Annual Report on Form 10-K.
      Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered.

PART I

ITEM 1.	BUSINESS
Formation
      Cole Credit Property Trust II, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that intends to qualify as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2005. We were organized to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2005, we owned 14 properties located in ten states, comprising approximately 455,000 rentable square feet. At December 31, 2005, these properties were 100% leased.
      Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership II, LP, a Delaware limited partnership organized in 2004 (“Cole OP II”). We own a 99.9% interest in Cole OP II as its general partner. The remaining 0.1% of Cole OP II is held as a limited partner’s interest by Cole REIT Advisors II, LLC (“Cole Advisors”), which is our affiliated advisor.
      Cole Advisors, pursuant to a contractual arrangement, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. The agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors.
      On June 27, 2005, we commenced a public offering on a “best efforts” basis of up to 45 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act (the “Offering”). The Registration Statement also covered up to 5 million shares available pursuant to a distribution reinvestment plan under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at $9.50 per share.
      We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. As of December 31, 2005, we had accepted subscriptions for 2,832,387 shares of our common stock, including 20,000 shares owned by Cole Holdings Corporation (“Cole Holdings”) for aggregate gross proceeds of approximately $28.3 million before offering costs and selling commissions of approximately $2.8 million. As of December 31, 2005, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued and outstanding. As of March 22, 2006, the Company had raised approximately $56.2 million in offering proceeds through the issuance of 5,629,687 million shares of the Company’s common stock. As of March 22, 2006, approximately $393.8 million in shares (39,378,625 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the Company’s distribution reinvestment plan.
      On May 2, 2005, we granted to the independent members of our board of directors options to purchase a total of 10,000 shares of our common stock at an exercise price of $9.15 per share under our Independent Directors’ Stock Option Plan. These options vest on May 2, 2006, and expire on May 2, 2015. As of December 31, 2005, all 10,000 stock options were outstanding and none had been exercised.
      We admit new stockholders pursuant to the Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses, and operating expenses. We also have used, and may continue to use, a portion of the net proceeds from the Offering to fund all or part of our distributions to stockholders. Such distributions may constitute a return of capital and reduce the amount of capital we ultimately invest in properties. Until required for use, net offering proceeds are held in short-term, liquid investments.

      Our common stock is not currently listed on a national exchange or inter-dealer quotation system. We will seek to list our stock for trading on a national securities exchange or for quotation on The Nasdaq National Market only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed or quoted. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the company.
Investment Objectives and Policies
      Our objective is to invest primarily in high quality, freestanding, income-generating properties, net leased to investment grade and other creditworthy tenants. We may also invest in mortgage loans or other investments related to real property or entities or joint ventures that make similar investments. Our primary investment objectives are:

•	to provide current income to our stockholders through the payment of cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
      We also seek capital gain from our investments.
      We cannot assure investors that we will attain these objectives or that our capital will not decrease.
      Decisions relating to the purchase or sale of our investments are made by our advisor, Cole Advisors, subject to approval by our board of directors, including a majority of our independent directors. Our board of directors may revise our investment policies without the concurrence of our stockholders. Our independent directors will review our investment policies at least annually to determine that our policies are in the best interest of our stockholders.
Acquisition and Investment Policies

Primary Investments
      We invest primarily in high quality, income-generating properties, net leased to investment grade and other creditworthy tenants. Our investments may be direct investments in such properties or in other entities that own or invest in, directly or indirectly, interests in such properties. We will seek to acquire a portfolio of real estate that is diversified by geographical location and by type and size of property. We anticipate that our properties will consist of real estate primarily improved for use as retail establishments, principally freestanding, single-tenant properties.
      Many of our properties are, and we expect will be, leased to tenants in the chain or franchise retail industry, including but not limited to home improvement stores, convenience stores, drug stores and restaurant properties. Our advisor monitors industry trends and invests in properties that serve to provide a favorable return balanced with risk. Our management will primarily target retail businesses with established track records.
      We believe that our focus on the acquisition of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest in a limited number of multi-tenant properties, we plan to acquire a diversified portfolio with a large number of single-tenant properties. As a result, lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. Our management believes that freestanding retail properties, as opposed to investments in shopping centers, malls or other large retail complexes as a whole, offer a distinct investment advantage since these properties generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic downturns in local markets. Our management believes that a portfolio consisting primarily of freestanding, single-tenant properties, net leased to investment grade and other creditworthy tenants diversified geographically and by tenant business sector will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.
      There is no limitation in the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties and the amount of proceeds raised in the Offering.
      We apply credit underwriting criteria to the tenants of existing properties and when re-leasing properties in our portfolio. Tenants of our properties typically are large national or super-regional retail chains that are creditworthy entities having significant net worth and operating income. Generally these tenants are experienced multi-unit operators with a proven track record in order to meet the credit tests applied by our advisor.
      A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such rating.
      Other creditworthy tenants have financial profiles that our advisor believes meet our investment objectives. In making such determination, our advisor will look to factors that may include the financial condition of the tenant and/or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and terms at the time of the acquisition.

Other Possible Investments
      Although we expect that most of our property acquisitions will be of the type described above, we may make other investments. For example, we are not limited to investments in single-tenant properties or properties leased to investment grade tenants. We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities, or in other entities that make such investments or own such properties, in order to reduce overall portfolio risks or enhance overall portfolio returns if our advisor determines that it would be advantageous to do so. Further, to the extent that our advisor determines it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, we will make or invest in mortgage loans secured by the same types of commercial properties that we intend to acquire. It is the policy of our board of directors to limit our investments in properties other than freestanding, single-tenant properties to 20% of our investment portfolio.
      Our criteria for investing in mortgage loans will be substantially the same as those involved in our investment in properties.
      We do not intend to make loans to other persons (other than mortgage loans) to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate.

Joint Venture Investments
      We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements for the acquisition, development or improvement of properties with affiliates of our advisor, including other real estate programs sponsored by affiliates of our advisor. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties. In determining whether to invest in a particular arrangement of this type, Cole Advisors will evaluate the real property that such joint venture or other entity owns or is being formed to own under the same criteria for the selection of our real estate property investments.

      We may enter into joint ventures with other Cole-sponsored real estate programs only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approve the transaction as being fair and reasonable to us. In addition, the investment by each joint venture partner must be substantially on the same terms and conditions as those received in other joint ventures.

Acquisition of Properties from Affiliates
      We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate as well as property held by an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable.

Investment Decisions
      Cole Advisors has substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the approval of our board of directors. In pursuing our investment objectives and making investment decisions for us, Cole Advisors evaluates the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases and the creditworthiness of the tenant, terms of the lease and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, will vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
      In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also considers the following:

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions;

•	presence of demand generators; and

•	lease terms.
      Our advisor considers properties leased and/or guaranteed by companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also considers non-rated and non-investment grade rated tenants that we consider creditworthy.

      Generally, we will condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to Cole Advisors;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	tenant estoppel certificates.
      We generally do not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines it is not warranted. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate identity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.

Borrowing Policies
      We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we will have more funds available for investment in properties. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. The number of properties that we can acquire will be affected by the amount of funds available to us. Accordingly, borrowing funds will allow us to increase our diversification. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and will be disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. During the year ended December 31, 2005, our independent directors approved borrowings in excess of this limitation since we are in the process of raising equity capital under the Offering to acquire additional properties for our portfolio. However, we anticipate that our overall leverage following our Offering stage will be within our charter limit. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted.
      We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. As of December 31, 2005, we have borrowed an aggregate of $4,453,000 from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these loans as being fair, competitive, and commercially reasonable to the Company and no less favorable to the Company than between unaffiliated parties under the same circumstances.

Conflicts of Interest
      We are subject to various conflicts of interest arising out of our relationship with Cole Advisors, our advisor, and its affiliates, including conflicts related to the arrangements pursuant to which Cole Advisors and its affiliates will be compensated by us. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below.
      Our advisor and its affiliates have and will continue to try to balance our interests with their duties to other Cole-sponsored programs. However, to the extent that our advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
      Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Interests in Other Real Estate Programs
      An affiliate of our advisor acts as an advisor to, and our officers and certain of our directors act as officers and directors of, Cole Credit Property Trust I, Inc., which is a real estate investment trust that has similar investment objectives to us. Affiliates of our officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same investment objectives and policies as we do and which may be involved in the same geographic area, and such persons may be engaged in sponsoring one or more of such entities at approximately the same time as our shares of common stock are being offered. Our advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.
      Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.
      Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor or any of its affiliates.
Other Activities of Cole Advisors and its Affiliates
      We rely on Cole Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other Cole-sponsored programs and the fact that they have also engaged and will continue to engage in other business activities, Cole Advisors and its affiliates will have conflicts of interest in allocating their time between us and other Cole-sponsored programs and other activities in which they are involved. However, Cole Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Cole-sponsored programs and other ventures in which they are involved.

      In addition, each of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serves as an officer of our advisor, our property manager, our dealer manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the fiduciary duties that they owe to us and our stockholders.
      We may purchase properties or interests in properties from affiliates of Cole Advisors. The prices we pay to affiliates of our advisor for these properties will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property we acquire from an affiliate may not exceed its fair market value as determined by a competent independent appraiser. In addition, the price must be approved by a majority of our directors who have no financial interest in the transaction, including a majority of our independent directors. If the price to us exceeds the cost paid by our affiliate, our board of directors must determine that there is substantial justification for the excess cost.
Competition in Acquiring, Leasing and Operating of Properties
      Conflicts of interest will exist to the extent that we may acquire properties in the same geographic areas where properties owned by other Cole-sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Cole-sponsored program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Cole-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.
Affiliated Dealer Manager
      Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of Cole Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Affiliated Property Manager
      Our properties are, and we anticipate that properties we acquire will be, managed and leased by our affiliated property manager, Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Our agreement with Cole Realty has a one year term. We expect Cole Realty to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.
Lack of Separate Representation
      Morris, Manning & Martin, LLP acts, and may in the future act, as counsel to us, Cole Advisors, and certain of our respective affiliates. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, Cole Advisors, or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

Joint Ventures with Affiliates of Cole Advisors
      We expect to enter into joint ventures with other Cole-sponsored programs (as well as other parties) for the acquisition, development or improvement of properties. Cole Advisors and its affiliates may have conflicts of interest in determining that Cole-sponsored programs should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or which may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, Cole Advisors may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since Cole Advisors and its affiliates will control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.
Receipt of Fees and Other Compensation by Cole Advisors and Its Affiliates
      A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by Cole Advisors and its affiliates, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, real estate brokerage commissions and participation in nonliquidating net sale proceeds. However, the fees and compensation payable to Cole Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.
Certain Conflict Resolution Procedures
      Every transaction that we enter into with Cole Advisors or its affiliates will be subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Cole Advisors or any of its affiliates.
      In order to reduce or to eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with Cole Advisors and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•	We will not purchase or lease properties in which Cole Advisors, any of our directors or any of their respective affiliates has an interest without a determination by a majority of the directors, including a majority of the independent directors not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to Cole Advisors, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•	We will not make any loans to Cole Advisors, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving Cole Advisors, our directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, Cole Advisors, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Cole Advisors and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, Cole Advisors must reimburse us for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the previous fiscal year exceeded the greater of: (i) 2.0% of our average invested assets for that fiscal year, or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•	In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by Cole Advisors, for both us and one or more other entities affiliated with Cole Advisors, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our board of directors, including the independent directors, to insure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, Cole Advisors, subject to approval by our board of directors, shall examine, among others, the following factors:

•	the anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	the effect of the acquisition on diversification of each program’s investments by type of property, geographic area and tenant concentration;

•	the policy of each program relating to leverage of properties;

•	the income tax effects of the purchase to each program;

•	the size of the investment; and

•	the amount of funds available to each program and the length of time such funds have been available for investment.

•	If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of Cole Advisors, to be more appropriate for a program other than the program that committed to make the investment, Cole Advisors may determine that another program affiliated with Cole Advisors or its affiliates will make the investment. Our board of directors has a duty to ensure that the method used by Cole Advisors for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.
      We will not accept goods or services from Cole Advisors or its affiliates or enter into any other transaction with Cole Advisors or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Employees
      We have no direct employees. The employees of Cole Advisors and other affiliates of our advisor provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. The employees of Cole Capital, our affiliated dealer manager, provide wholesale brokerage services.

      We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
      We reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the year ended December 31, 2005, no amounts were reimbursed to Cole Advisors for such services.
Insurance
      We believe that our properties are adequately insured.
Competition
      As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property if there were no other potential acquirers or will have to locate another property that meets our investment criteria. Although our properties are currently 100% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.
Concentration of Credit Risk
      At December 31, 2005 and December 31, 2004, we had cash on deposit in one financial institution in excess of federally insured levels; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.
      Our tenants are generally of “investment grade” quality. One tenant in the drugstore industry, and one tenant in the automotive supply industry accounted for approximately 34% and 31%, of our gross annualized base rental revenues, respectively, as of December 31, 2005. Tenants in the drugstore, and automotive supply industries comprised approximately 44% and 31%, respectively, of our gross annualized base rental revenues as of December 31, 2005.
Litigation
      In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.
Available Information
      We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We have also filed a registration statement and supplements to our prospectus in connection with our Offering with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS
      Set forth below are investment risks that we believe are material to our investors.
Risks Related to an Investment in Cole Credit Property Trust II, Inc.

We have a limited operating history and limited established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.
      We have a limited operating history and stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated in September 2004. As of December 31, 2005, we had raised approximately $25.3 million of net offering proceeds, of which we had used approximately $19.4 million to purchase 14 properties with an aggregate purchase price of approximately $91.8 million. Although Mr. Cole and other members of our advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, this is the first publicly offered REIT sponsored by Mr. Cole or his affiliates. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Mr. Cole and our advisor may not be indicative of our future results.
      Presently, both we and our advisor have limited resources. If our capital resources, or those of our advisor, are insufficient to support our operations, we will not be successful.
      Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the Cole Credit Property Trust II, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.
      We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause stockholders to lose all or a portion of their investment.

Because we are conducting a blind pool offering, an investor will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.
      We have acquired only a limited number of properties. We have not identified any additional properties or investments that we may make. Additionally, we do not provide stockholders with information to evaluate our investments prior to our acquisition of properties. We seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of freestanding, single-tenant commercial properties net leased to investment grade or other creditworthy tenants. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors will have wide discretion in implementing these policies, and you do not have the opportunity to evaluate potential tenants.

There is no public trading market for our shares, and there may never be one; therefore, it will be difficult for an investor to sell their shares.
      There is currently no public market for our shares, and there may never be one. An investor may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase an investor’s shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholders ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for an investor to sell its shares promptly or at all. If an investor is able to sell its shares, it likely will have to sell them at a substantial discount to the price it paid for the shares. It also is likely that an investor’s shares would not be accepted as the primary collateral for a loan. An investor should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

If we, through Cole Advisors, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
      Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Cole Advisors, our advisor, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. We currently own a limited number of properties and have limited operations and independent financing. An investor will be able to evaluate the terms of our current investments prior to making an investment, but no opportunity to evaluate the terms of transactions or other economic or financial data concerning any of our future investments. An investor must rely almost entirely on the management ability of Cole Advisors and the oversight of our board of directors. We cannot be sure that Cole Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through Cole Advisors, are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of a stockholders investment.
      We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Additionally, as a public company, we are subject to the ongoing reporting requirements under the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties likely would adversely affect our ability to make distributions and the value of an investors overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of a stockholders capital. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of an investors investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, an investor could suffer delays in the receipt of cash distributions attributable to those particular properties.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of an investor’s investment in us will fluctuate with the performance of the specific properties we acquire.
      The Offering is being made on a best efforts basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than this amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. An investor’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of an investor’s investment.
      Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, including Christopher H. Cole, Blair D. Koblenz, Jonathan T. Albro, John M. Pons, Sean D. Leahy, D. Kirk McAllaster, Jr. and Christopher T. Robertson, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one of these individuals, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of an investor’s investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce an investor’s and our recovery against them if they cause us to incur losses.
      Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Risks Related to Conflicts of Interest

Cole Advisors faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
      Affiliates of our advisor may sponsor other real estate investment programs in the future. We may buy properties at the same time as one or more of the other Cole-sponsored programs managed by officers and key personnel of Cole Advisors. There is a risk that Cole Advisors will choose a property that provides lower returns to us than a property purchased by another Cole-sponsored program. We cannot be sure that officers and key personnel acting on behalf of Cole Advisors and on behalf of managers of other Cole-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other Cole-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other Cole-sponsored programs. If one of the other Cole-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. An investor will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making its investment. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage loans or participations in mortgage loans on our behalf, since other Cole-sponsored programs may be competing with us for these investments.

Cole Advisors will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
      We may enter into joint ventures with other Cole-sponsored programs for the acquisition, development or improvement of properties. Cole Advisors may have conflicts of interest in determining which Cole-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Cole Advisors may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since Cole Advisors and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

We may participate in Tenant-in-Common Programs with affiliates of our advisor that will not be the result of arm’s-length negotiations and will result in conflicts of interest.
      Cole Capital Partners, LLC (“Cole Capital Partners”), an affiliate of our advisor, has developed a program to facilitate the acquisition of real estate properties to be owned in co-tenancy arrangements with persons who are looking to invest proceeds from a sale of real estate to qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (a “Tenant-in-Common Program”). Tenant-in-Common Programs are structured as the acquisition of real estate owned in co-tenancy arrangements with other investors in the property (“Tenant-in-Common Participants”) who are seeking to defer taxes under Section 1031 of the Internal Revenue Code. When Cole Capital Partners develops such a program, it generally organizes a new entity (a “Cole Exchange Entity”) to acquire all or part of a property. We may participate in the program by either co-investing in the property with the Cole Exchange Entity or by purchasing a co-tenancy interest from the Cole Exchange Entity, generally at the Cole Exchange Entity’s cost. In that event, as an owner of tenant-in-common interests in properties, we will be subject to the risks inherent in the ownership of co-tenancy interests with unrelated third parties. Our purchase of co-tenancy interests will present conflicts of interest between us and affiliates of our advisor. The business interests of Cole Capital Partners and the Cole Exchange Entity may be adverse to, or to the detriment of, our interests. Further, any agreement that we enter into with a Cole Exchange Entity will not be negotiated in an arm’s-length transaction and, as a result of the affiliation between our advisor, Cole Capital Partners and the Cole Exchange Entity, our advisor may be reluctant to enforce the agreements against such entities.

Cole Advisors and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
      Cole Advisors and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the return on your investment may suffer.

Our officers and some of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.
      Our executive officers and certain of our directors are also officers and directors of our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) our purchase of properties from, or sale of properties, to affiliated entities, (iii) the timing and terms of the investment in or sale of an asset, (iv) development of our properties by affiliates, (v) investments with affiliates of our advisor, (vi) compensation to our advisor, and (vii) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Cole Advisors faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not in the long-term best interests of our stockholders.
      Under our advisory agreement, Cole Advisors is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to our advisor in the event that we terminate the advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor. Moreover, our advisor has the right to terminate the advisory agreement upon a change of control and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
      Morris, Manning & Martin, LLP acts as legal counsel to us and also represents our advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Morris, Manning & Martin, LLP may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.
Risks Related to Our Offering and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
      Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding common stock and more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
      Our charter permits our board of directors to issue up to 100,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.
      Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10.0% or more of the voting power of the corporation’s shares; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10.0% or more of the voting power of the then-outstanding voting stock of the corporation.
      A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
      After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
      These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving Cole Advisors or any affiliate of Cole Advisors. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and Cole Advisors or any affiliate of Cole Advisors. As a result, Cole Advisors and any affiliate of Cole Advisors may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

If we are required to register as an investment company under the Investment Company Act, we could not continue our business, which may significantly reduce the value of a stockholders investment.
      We are not registered as an investment company under the Investment Company Act of 1940, as amended (Investment Company Act), pursuant to an exemption in Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the SEC. Pursuant to this exemption, (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both, (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
      In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower a stockholders return.
      To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Stockholders are bound by the majority vote on matters on which they are entitled to vote, and therefore, their vote on a particular matter may be superceded by the vote of others.
      Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, they are bound by the majority vote on matters requiring approval of a majority of the stockholders even if they do not vote with the majority on any such matter.

If stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
      Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•	any amendment of our charter (including a change in our investment objectives), except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.
      All other matters are subject to the discretion of our board of directors.

Stockholders are limited in their ability to sell shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
      Our board of directors could choose to amend the terms of our share redemption program without stockholder approval. Our board is also free to terminate the program upon 30 days’ notice. In addition, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell their shares. Generally, a stockholder must have held their shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 3.0% of the weighted average number of shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. These limits might prevent us from accommodating all redemption requests made in any year. These restrictions severely limit a stockholder’s ability to sell their shares should they require liquidity and limit their ability to recover the value they invested or the fair amount value of their shares.

We established the offering price on an arbitrary basis; as a result, the actual value of a stockholder’s investment may be substantially less than what a stockholder would pay.
      Our board of directors has arbitrarily determined the selling price of the shares, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that a stockholder would receive upon liquidation.

Because the dealer manager is one of our affiliates, investors do not have the benefit of an independent review of the prospectus or us, as is customarily performed in underwritten offerings.
      The dealer manager, Cole Capital, is one of our affiliates and did not make an independent review of us or the Offering. Accordingly, stockholders must rely on their own broker-dealer to make an independent review of the terms of the Offering. If the stockholders broker-dealer did not conduct such a review, the stockholders will not have the benefit of an independent review of the terms of the Offering.

A stockholder’s interests will be diluted if we issue additional shares.
      Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of stock, of which 90,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, in the event that we (1) sell additional shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Cole OP II, existing stockholders and investors purchasing shares in the Offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for Cole OP II contains provisions that would allow, under certain circumstances, other entities, including other Cole-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Cole OP II. Because the limited partnership interests of Cole OP II may, at the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between Cole OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, a stockholder should not expect to be able to own a significant percentage of our shares.

Payment of fees to Cole Advisors and its affiliates will reduce cash available for investment and distribution.
      Cole Advisors and its affiliates will perform services for us in connection with the offer and sale of the shares in the Offering, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage loans, if any, and the administration of our other investments. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.
      There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited operating history, we cannot assure stockholders that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.
      When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for tenant improvements to the vacated space in order to attract replacement tenants. In addition, although our current leases with tenants require tenants to pay routine property maintenance costs, we are responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops.
      We use substantially all of the Offering’s gross proceeds to buy real estate and pay various fees and expenses. We do not intend to reserve any proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we must obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
General Risks Related to Investments in Real Estate

Our operating results would be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
      Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
      These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Most of our properties depend upon a single tenant for all of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business or a lease termination of a single tenant.
      We expect that most of the properties that we acquire will be occupied by only one tenant and, therefore, the success of those properties are materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease or a tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition and our ability to pay distributions.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
      Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
      A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized, our financial condition could be adversely affected.
      We have entered, and may in the future enter, into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business.
      If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. These outcomes could adversely affect our cash flow and the amount available for distributions.
      If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. The imposition of liability on us could adversely affect our cash flow and the amount available for distributions to our stockholders.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish a stockholder’s return on investment.
      A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash distributions to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce returns.

We may obtain only limited warranties when we purchase a property.
      The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our stockholders.
      When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. We will use substantially all of the gross proceeds of our Offering to buy real estate and pay various fees and expenses. We do not intend to reserve any proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to stockholders.
      The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
      We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.
      In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
      Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We have, and in the future may, acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
      Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.
      Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions.
      Any properties that we buy are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.
      While most of our properties are leased on a net-lease basis or require the tenants to pay a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

Adverse economic conditions will negatively affect our returns and profitability.
      Recent geopolitical events have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties may be located. The following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in tenant defaults under leases;

•	re-leasing may require concessions or reduced rental rates under the new leases; and

•	increased insurance premiums, resulting in part from the increased risk of terrorism, may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.
      Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
      Each tenant is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that they will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.
      Terrorist attacks may negatively affect our operations and a stockholders investment in our common shares. We cannot assure stockholders that there will not be further terrorist attacks against the United States or United States businesses. Properties we acquire may be located in areas that may be susceptible to attack, which may make these properties more likely to be viewed as terrorist targets than similar, less recognizable properties. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We may obtain terrorism insurance as required by our lenders. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all.
      The United States’ armed conflict in Iraq and other parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
      More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to stockholders.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
      Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions and the amount of distributions to stockholders.

Revenue from our properties depends on the amount of our tenants’ retail revenue, making us vulnerable to general economic downturns and other conditions affecting the retail industry.
      Some of our leases provide for base rent plus contractual base rent increases. Some of our leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate.
      Under those leases that contain percentage rent clauses, our revenue from tenants may decrease as the sales of our tenants decrease. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue that we derive from percentage rent leases could decline upon a general economic downturn.

CC&Rs may restrict our ability to operate a property.
      Some of our properties are contiguous to other parcels of real property, comprising part of the same shopping center development. In connection therewith, there exist significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such property and any improvements on that property, and related to granting easements on that property. Moreover, the operation and management of the contiguous properties may impact such property. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
      While we do not currently intend to do so, we may use proceeds from the Offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
      While we do not currently intend to do so, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, a stockholders investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with an affiliated development company for newly developed property, we cannot guarantee that our earnest money deposit made to the development company will be fully refunded.
      While we currently do not have an affiliated development company, our sponsor and/or its affiliates may form a development company. In such an event, we may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from an affiliate of Cole Advisors that is engaged in construction and development of commercial real properties. Properties acquired from an affiliated development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by an affiliated development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by our affiliate. At the time of contracting and the payment of the earnest money deposit by us, our development company affiliate typically will not have acquired title to any real property. Typically, our development company affiliate will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with our development company affiliate even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from our development company affiliate, and will be entitled to a refund of our earnest money, in the following circumstances:

•	our development company affiliate fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.
      The obligation of our development company affiliate to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances because our development company affiliate may be an entity without substantial assets or operations. However, our development company affiliate’s obligation to refund our earnest money deposit may be guaranteed by Cole Realty, which will enter into contracts to provide property management and leasing services to various Cole-sponsored programs, including us, for substantial monthly fees. As of the time Cole Realty may be required to perform under any guaranty, we cannot assure that Cole Realty will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of Cole Realty, we will likely be required to accept installment payments over time payable out of the revenues of Cole Realty operations. We cannot assure stockholders that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on a stockholders investment.
      We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and stockholders may experience a lower return on their investment.

Our properties will face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
      We intend to locate our properties, and our current properties are located, in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions and the amount available for distributions to stockholders.

Delays in acquisitions of properties may have an adverse effect on a stockholder’s investment.
      There may be a substantial period of time before all of the proceeds of the Offering are actually invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect a stockholder’s returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
      All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
      Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of a stockholder’s investment.
      State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, we cannot assure you that any such assessment that we do obtain will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distributions and the amount of distributions to stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
      If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Our recovery of an investment in a mortgage that has defaulted may be limited.
      There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we rely on a current real estate appraisal when we make the investment, the value of the property is affected by general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
      Our properties are subject to the Americans with Disabilities Act of 1990 (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally requires that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to stockholders.
Risks Associated with Debt Financing

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
      We have acquired, and expect that in most instances will continue to acquire, real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

      If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
      When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
      When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Cole Advisors as our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
      We expect that we will incur additional indebtedness in the future. Interest we pay reduces cash available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of stockholder’s investment.
      Our charter generally limits us to incurring debt no greater than 60.0% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of all of our assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of stockholder’s investment.

Our independent directors approved, and we expect that during the term of the Offering we will again request that our independent directors approve our ability to incur debt greater than the debt limit discussed above.
      We have with the approval of a majority of our independent directors, incur debt that is in excess of 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of all of our assets. We anticipate that we will receive such authority, from time to time in the future for additional borrowings. This results in our having greater than normal debt servicing payments, which may restrict our ability to purchase additional properties or the availability of cash to make distributions to our stockholders.
Risks Associated with Section 1031 Exchange Transactions and Tenant-in-Common Investments

We may have increased exposure to liabilities from litigation as a result of our participation in a Tenant-in-Common Program.
      Cole Capital Partners, an affiliate of our advisor, has developed Tenant-in-Common Programs to facilitate the acquisition of real estate properties to be owned in co-tenancy arrangements with persons who are looking to invest proceeds from a sale of real estate to qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. We may participate in the Tenant-in-Common program by either co-investing in the property with the Cole Exchange Entity or purchasing a tenant-in-common interest from the Cole Exchange Entity, generally at the Cole Exchange Entity’s cost. Changes in tax laws may result in Tenant-in-Common Programs no longer being available, which may adversely affect such programs or cause them not to achieve their intended value. The Cole Exchange Entities are affiliates of our advisor, and, as such, even though we do not sponsor these Tenant-in-Common Programs, we may be named in or otherwise required to defend against any lawsuits brought by Tenant-in-Common Participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. In such event we may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by other Tenant-in-Common Participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may be subject to risks associated with Tenant-in-Common Programs inherent in ownership of co-tenancy interests with non-affiliated third parties.
      In connection with some of our property acquisitions, we may become tenant-in-common owners of properties in which Cole Exchange Entities sell tenant-in-common interests to Tenant-in-Common Participants. As an owner of tenant-in-common interests in properties, we will be subject to the risks inherent to the ownership of co-tenancy interests with unrelated third parties. In a substantial majority of these transactions, the underlying property serves as collateral for the mortgage loan used to finance the purchase of the property. To the extent the loan is not repaid in full as part of the Tenant-in-Common Program, the loan remains outstanding after the sale of the co-tenancy interests to the Tenant-in-Common Participants. Each co-tenant is a borrower under the loan agreements. However, these loans generally are non-recourse against the Tenant-in-Common Participants interests and are secured by real property. However, the Tenant-in-Common Participants are required to indemnify and become liable to the lender for customary carve-outs under the applicable financing documents, including but not limited to fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds and failure to pay taxes.

We will be subject to risks associated with the co-tenants in our co-tenancy arrangements that otherwise may not be present in other real estate investments.
      We may enter in tenant-in-common or other co-tenancy arrangements with respect to a portion of the properties we acquire. Ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-tenant may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that an individual co-tenant might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property;

•	the possibility that a co-tenant might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of a current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, could cause a default under the mortgage loan financing documents applicable to the property may result in late charges, penalties and interest and may lead to the exercise of foreclosure and other remedies by the lender;

•	the risk that a co-tenant could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-tenancy arrangement; or

•	the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants.
      Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.
      In the event that our interests become adverse to those of the other co-tenants, we will not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-tenancy interests from the Tenant-in-Common Participants.
      We might want to sell our co-tenancy interests in a given property at a time when the other co-tenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned outright.
Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.
      Morris, Manning & Martin, LLP, our legal counsel, has rendered its opinion that we will qualify as a REIT when we file our tax return for the year ended December 31, 2005, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. Morris, Manning & Martin, LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of June 27, 2005. Morris, Manning & Martin, LLP’s opinion is not binding on the Internal Revenue Service or the courts, and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
      If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Certain fees paid to Cole OP II may affect our REIT status.
      In connection with any Tenant-in-Common Program, Cole OP II could enter into a number of contractual arrangements with Tenant-in-Common Participants, that will, in effect, guarantee the sale of the co-tenancy interests being offered by any Tenant-in-Common Participants. In consideration for entering into these agreements, Cole OP II would be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5.0% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four following taxable years. As set forth above, we will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect a stockholder’s return on their investment.

Recharacterization of the Tenant-in-Common Programs may result in a 100% tax on income from a prohibited transaction, which would diminish our cash distributions to stockholders.
      The Internal Revenue Service could recharacterize transactions under a Tenant-in-Common Program such that Cole OP II, rather than the Tenant-in-Common Participant, is treated as the bona fide owner, for tax purposes, of properties acquired and resold by a Tenant-in-Common Participant in connection with the Tenant-in-Common Programs. Such characterization could result in the fees paid to Cole OP II by a Tenant-in-Common Participant as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Tenant-in-Common Programs would be subject to a 100% penalty tax. If this occurs, our ability to pay cash distributions to stockholders will be adversely affected. We anticipate that the Cole Exchange Entity will obtain a legal opinion in connection with each Tenant-in-Common Program to the effect that the program will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. However, no assurance can be given that the Internal Revenue Service will not take a position contrary to such an opinion.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
      We have purchased, and in the future may purchase, properties and lease them back to the sellers of such properties. While we use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure stockholders that the IRS will not challenge such characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

Stockholders may have tax liability on distributions you elect to reinvest in our common stock.
      If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to stockholders.
      Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” would be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of Cole OP II or the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to stockholders.

Legislative or regulatory action could adversely affect investors.
      Under recently enacted tax legislation, the tax rate applicable to qualifying corporate distributions received by individuals prior to 2009 has been reduced to a maximum rate of 15.0%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35.0%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. Stockholders should also note that our counsel’s tax opinion assumes that no legislation will be enacted after June 27, 2005 that will be applicable to an investment in our shares.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.
      A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.
      We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in our shares.
      If stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, stockholders should satisfy themselves that, among other things:

•	their investment is consistent with fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing the stockholder’s plan or IRA, including the stockholder’s plan investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	Their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      As of December 31, 2005, through separate wholly-owned subsidiaries of our operating partnership, we owned the following properties, each of which is 100% leased to single tenants with an average remaining lease term of approximately 14 years:

						Percentage
					2005	of 2005
					Annualized	Annualized
			Square	Purchase	Gross Base	Gross
Property	Acquisition Date	Location	Feet	Price	Rent	Base Rent

Tractor Supply specialty retail	September 26, 2005	Parkersburg, WV	21,688	$3,353,243	$251,980	4%
Walgreens drugstore	October 5, 2005	Brainerd, MN	15,120	4,434,440	303,000	4%
Rite Aid drugstore	October 20, 2005	Alliance, OH	11,348	2,153,871	189,023	3%
La-Z-Boy furnishings store	October 25, 2005	Glendale, AZ	23,000	5,823,871	459,522	7%
Walgreens drugstore	November 2, 2005	Florissant, MO	15,120	5,280,483	344,000	5%
Walgreens drugstore	November 2, 2005	Saint Louis, MO	15,120	5,150,225	335,500	5%
Walgreens drugstore	November 2, 2005	Saint Louis, MO	15,120	6,261,239	408,000	6%
Walgreens drugstore	November 22, 2005	Columbia, MO	13,973	6,419,530	439,000	6%
Walgreens drugstore	November 22, 2005	Olivette, MO	15,030	7,997,138	528,000	8%
CVS drugstore	December 1, 2005	Alpharetta, GA	10,125	3,188,803	222,244	3%
Lowe’s home improvement	December 1, 2005	Enterprise, AL	95,173	7,632,658	500,000	7%
CVS drugstore	December 8, 2005	Richland Hills, TX	10,908	3,773,637	272,593	4%
FedEx Ground distribution center	December 9, 2005	Rockford, IL	67,925	6,279,083	445,632	7%
Plastech automotive supply	December 15, 2005	Auburn Hills, MI	111,881	24,093,417	2,138.878	31%

Total			441,531	$91,841,638	$6,837,372	100%

Property Statistics
      The following table shows the geographic diversification of our portfolio as of December 31, 2005:

	Total		2005 Annualized	Percentage of 2005
	Number of	Rentable	Gross Base	Annualized Gross
Location	Properties	Square Feet	Rent	Base Rent

Missouri	5	74,363	$2,054,500	30%
Michigan	1	111,881	2,138,878	31%
Alabama	1	95,173	500,000	7%
Arizona	1	23,000	459,522	7%
Minnesota	1	15,120	303,000	4%
Ohio	1	11,348	189,023	3%
Texas	1	10,908	272,593	4%
West Virginia	1	21,688	251,980	4%
Georgia	1	10,125	222,244	3%
Illinois	1	67,925	445,632	7%

	14	441,531	$6,837,372	100%

      The following table shows the tenant industry diversification of our portfolio as of December 31, 2005:

			2005 Annualized	Percentage of 2005
	Total Number	Rentable	Gross Base	Annualized Gross
Industry	of Leases	Square Feet	Rent	Base Rent

Drugstore	9	121,864	$3,041,360	45%
Automotive Supply	1	111,881	2,138,878	31%
Home Improvement	1	95,173	500,000	7%
Furnishings	1	23,000	459,522	7%
Specialty Retail	1	21,688	251,980	4%
Distribution	1	67,925	445,632	7%

	14	441,531	$6,837,372	100%

      The following table shows the tenant diversification of our portfolio as of December 31, 2005:

		2005 Annualized	Percentage of 2005
	Total Number	Gross Base	Annualized Gross
Tenant	of Leases	Rent	Base Rent

Walgreens	6	$2,357,500	34%
Plastech	1	2,138,878	31%
Lowe’s	1	500,000	7%
CVS	2	494,837	7%
La-Z-Boy	1	459,522	7%
Rite Aid	1	189,023	3%
Tractor Supply	1	251,980	4%
FedEx	1	445,632	7%

	14	$6,837,372	100%

      The following table shows lease expirations of our portfolio as of December 31, 2005, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

			2005 Annualized	Percentage of 2005
	Total Number	Rentable Square	Gross Base	Annualized Gross
Year of Lease Expiration	of Leases	Feet Expiring	Rent	Base Rent

Vacant	—	—	$—	0%
2006 - 2014	—	—	—	0%
2015	3	186,098	1,405,154	21%
Thereafter	11	255,433	5,432,218	79%

	14	441,531	$6,837,372	100%

ITEM 3.	LEGAL PROCEEDINGS
      In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      As of March 22, 2006, we had approximately 5.6 million shares of common stock outstanding held by a total of 1,574 stockholders of record. The number of stockholders is based on the records of Phoenix American Financial Services, Inc., who serves as our registrar and transfer agent.
      There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.
      Unless and until our shares are listed on a national securities exchange or are included for quotation on The Nasdaq National Market, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. Until three full fiscal years after the later of the completion of the Offering and any subsequent offering of shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning three full fiscal years after the completion of the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate. Persons independent of us and independent of our advisor will perform such valuations.

Share Redemption Program
      Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.
      Our common stock is currently not listed on a national securities exchange, or included for quotation on a national securities market, and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all, or a portion consisting of at least 25%, of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, advisor or its affiliates any fees to complete any transactions under our share redemption program.

      During the term of the Offering the redemption price per share will depend on the length of time a redeeming stockholder held such shares as follows: after one year from the purchase date — 92.5% of the amount paid for each share; after two years from the purchase date — 95.0% of the amount paid for each share, after three years from the purchase date — 97.5% of the amount paid for each share; and after four years from the purchase date — 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption plan will always be equal to or lower than the applicable per share offering price. Thereafter the per share redemption price will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will charge an administrative fee to the stockholder for the search and other costs, which will be deducted from the proceeds of the redemption or, if a lien exists, will be charged to the stockholder. Subject to our waiver of the one-year holding period requirement, shares required to be redeemed in connection with the death of a stockholder may be repurchased without the one-year activity period requirement, at a purchase price equal to the price actually paid for the shares.
      During any calendar year, we will not redeem in excess of 3.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.
      We will redeem our shares on the last business day of the month following the end of each quarter. Requests for redemption would have to be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the next month. Stockholders may withdraw their request to have their shares redeemed at any time prior to the last day of the applicable quarter.
      If we could not purchase all shares presented for redemption in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor redemption requests on a pro rata basis. We would treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. At such time, stockholders may then (1) withdraw their request for redemption at any time prior to the last day of the new quarter or (2) ask that we honor their request at such time, if, any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis. We will determine whether we have sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.
      Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days notice at any time. Additionally, we will be required to discontinue sales of shares under the distribution reinvestment plan on the earlier of June 27, 2007, which is two years from the effective date of the Offering, unless the offering is extended, or the date we sell 5,000,000 shares under the plan, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the distribution reinvestment plan, the discontinuance or termination of the distribution reinvestment plan will adversely affect our ability to redeem shares under the share redemption program. We would notify stockholders of such developments (i) in the annual or quarterly reports mentioned above or (ii) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
      Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, inclusion of the shares for on a national market system, or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange or included for quotation on a national market system. We cannot guarantee that a liquidity event will occur.
      The shares we redeem under our share redemption program will be cancelled and return to the status of authorized and unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.
      During the year ended December 31, 2005, we did not redeem any shares under our share redemption program.
Distributions
      We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular (quarterly) distributions to our stockholders. We have declared and paid distributions quarterly based on specific record dates.
      On October 4, 2005, our board of directors authorized and declared a distribution of $0.05 per share for stockholders of record on each of October 7, 2005, November 7, 2005 and December 7, 2005. The distributions were paid in January, 2006 and totaled approximately $195,000, of which approximately $79,000 was reinvested in shares of our common stock through our distribution reinvestment program.
      As we incurred a loss for income tax purposes during the year ended December 31, 2005, none of the distributions declared was taxable to the stockholders as ordinary income. We funded approximately $107,000 of the distributions from our funds from operations and until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to stockholder, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowing in anticipation of future cash flows. Additionally, as the distributions were paid during 2006, the character of such distributions will be determined based on future taxable earnings and distributions which may be declared. The amount of distributions paid and taxable portion in this period are not necessarily indicative or predictive of amounts anticipated in future periods.
Use of Initial Public Offering Proceeds
      We registered 50,000,000 shares of our common stock in our ongoing Offering (SEC File no. 333-121094, effective June 27, 2005), of which we registered 45,000,000 shares at $10.00 per share to be offered to the public, and 5,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of December 31, 2005, we had issued 2,832,387 shares of common stock in our ongoing Offering, raising gross offering proceeds of approximately $28.3 million. From this amount, we paid approximately $1.7 million in acquisition fees to Cole Realty, approximately $2.4 million in selling commissions and dealer manager fees to Cole Capital, an affiliate of Cole Advisors, approximately $320,000 in finance coordination fees to Cole Advisors and approximately $419,000 in organization and offering costs to Cole Advisors. With the net offering proceeds and indebtedness, we acquired approximately $91.8 million in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows. As of March 22, 2006, we had issued approximately 5.6 million shares at an aggregate gross offering price of approximately $56.2 million.

Unregistered Sale of Securities and Issuance of Stock Options
      We issued 20,000 shares of our common stock to Cole Holdings in connection with our inception in 2004 at $10.00 per share. On May 2, 2005, we issued options to purchase 10,000 shares of our common stock to our independent directors under our Independent Director Stock Option Plan. As of December 31, 2005, the options were anti-dilutive with an exercise price of $9.15 per share. These shares and options were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.
      The following table provides information regarding our equity compensation plan as of December 31, 2005:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans

Equity compensation plans approved by security holders	10,000	9.15	990,000
Equity compensation plans not approved by security holders	—	N/A	—

Total	10,000	9.15	990,000

ITEM 6.	SELECTED FINANCIAL DATA
      We were formed on September 29, 2004, and did not commence operations until September 23, 2005, when we accepted the minimum amount of subscriptions pursuant to the Offering. Accordingly, the following selected financial data for the year ended December 31, 2005 is not comparable to the period from inception (September 29, 2004) through December 31, 2004. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

		From Inception
		(September 29, 2004)
	Year Ended	Through
	December 31, 2005	December 31, 2004

Balance Sheet Data:
Total real estate assets	$91,618,285	$—
Cash and cash equivalents	$4,575,144	$200,000
Restricted cash	$1,813,804	$—
Total assets	$98,809,838	$—
Mortgage notes payable	$66,804,041	$—
Notes payable to affiliates	$4,453,000	$—
Escrowed investor proceeds	$1,813,804	$—
Stockholders’ equity	$25,204,966	$200,000
Operating Data:
Rental income	$741,669	$—
General and administrative	$156,252	$—
Property and asset management fees	$38,768	$—
Depreciation and amortization	$221,411	$—
Interest expense	$467,386	$—
Net loss	$(114,591)	$—
Funds from operations(1)	$106,820	$—
Cash Flow Data:
Cash flows provided by operations	$397,741	$—
Cash flows used in investing activities	$(93,640,753)	$—
Cash flows provided by financing activities	$97,618,156	$200,000
Dividends declared and unpaid	$195,209	$—
Per share data:
Net loss — basic and diluted	$(0.28)	$—
Funds from operations(1)	$0.26	$—
Dividends declared	$0.47	$—
Weighted average shares outstanding	411,909	—

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” for information regarding why we present funds from operations and a for reconciliation of this non-generally accepted accounting principles in the United States (“GAAP”) financial measure to net loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview
      We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants located throughout the United States. We have no paid employees and are externally advised and managed by Cole Advisors, an affiliate of ours. We intend to qualify as a real estate investment trust for federal income tax purposes when we file our tax return for the year ended December 31, 2005.
      We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on September 26, 2005, thus the results of our operations for the year ended December 31, 2005, and the period from inception to December 31, 2004, are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of properties, organization, and interest expense associated with debt financing on the real estate acquisitions, and general and administrative expenses at a high percentage of total revenues.
      During 2005, we acquired a 100% interest in 14 properties located in 10 states totaling approximately 455,000 rentable square feet for an aggregate purchase price of approximately $91.8 million. At December 31, 2005, these properties were 100% leased, in each case, to single tenants. To purchase these assets, we used proceeds from the Offering and indebtedness. As of December 31, 2005, our borrowings totaled approximately $71.3 million.
      With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as:

•	continuing to raise sufficient amounts of equity capital in order to acquire a large, diversified portfolio while maintaining a moderate leverage ratio; and

•	investing net offering proceeds in properties that are accretive to our stockholders distributions at a time when the demand for high-quality, income-producing properties is high and the market competitive.
Application of Critical Accounting Policies
      Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
      The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.

Investment in Real Estate Assets
      We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lease term
Intangible lease assets	Lesser of useful life or lease term
      Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 2005, no indicators of impairment existed and no losses had been recorded.

Allocation of Purchase Price of Acquired Assets
      Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
      We utilize independent appraisals to determine the fair values of the tangible assets of an acquired property (which includes land and building). Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.
      The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.
      The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining term of the respective leases.
      The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets
      We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss.
      Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Revenue Recognition
      Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. Accordingly, we record a receivable from tenants that we expect to collect over the remaining lease term rather than currently, which we record as rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, we defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Income Taxes
      We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2005. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2005.
Results of Operations
      Our results of operations are not indicative of those expected in future periods as we expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the year ended December 31, 2005 for an entire period and as a result of anticipated future acquisitions of real estate assets.

Year ended December 31, 2005 Compared to the Period from September 29, 2004 (Date of Inception) to December 31, 2004:
      We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares in the Offering and we made our initial real estate acquisition on September 26, 2005. As a result, our consolidated financial results for the year ended December 31, 2005 are not comparable to the results for the period from September 29, 2004 (date of inception) to December 31, 2004.
      Results of operations for the year ended December 31, 2005 primarily consisted of the following:
      Real Estate Operations. Rental income was approximately $742,000, depreciation and amortization expense was approximately $221,000, property and asset management fees were approximately $39,000, and interest expense was approximately $467,000 for the year ended December 31, 2005. All of such costs were directly related to the timing of our real estate acquisitions during 2005. We acquired our initial property on September 26, 2005, and 13 additional properties during the fourth quarter of 2005. We expect all of such amounts to increase in future periods as the properties acquired in 2005 are owned for a full year and as we acquire new properties.
      Our property acquisitions during the year ended December 31, 2005 were financed in part with short-term and long-term notes payable as discussed in Note 5 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 totaled approximately $156,000, constituting 21.0% of total revenues. The primary components of general and administrative expenses were board of directors fees, legal fees, accounting fees, and organizational costs of approximately $49,000, $36,000, $27,000, and $17,000, respectively. Such expenses represented approximately six months of expense as we incurred no general and administrative expenses prior to the June 27, 2005, the effective date of the Offering. With the acquisition of new properties in future periods and incurring such costs for a full year, we anticipate that general and administrative expenses will increase in amount, but decrease as a percentage of total revenue.
      We sustained a net loss for the year ended December 31, 2005 of approximately $115,000, primarily as a result of incurring overhead-related general and administrative expenses, depreciation and amortization expenses and interest expense without sufficient rental income from properties to cover the costs. Loss per share for the year ended December 31, 2005 was $0.28. With the acquisition of new properties in future periods, we anticipate that rental income and earnings per share will both increase.
Portfolio Information
      As of December 31, 2005, we owned 14 properties located in ten states, all of which were 100% leased to single tenants with an average lease term remaining of approximately 14 years.
      As of December 31, 2005, our five highest geographic concentrations were as follows:

	Total			Percentage of Total
	Number of	Rentable	2005 Annualized	2005 Annualized
Location	Properties	Square Feet	Gross Base Rent	Gross Base Rent

Michigan	1	111,881	2,138,878	31%
Missouri	5	74,363	$2,054,500	30%
Alabama	1	95,173	500,000	7%
Arizona	1	23,000	459,521	7%
Illinois	1	67,925	445,632	7%

	9	372,342	$5,598,532	82%

      As of December 31, 2005, our five highest tenant industry concentrations were as follows:

	Total			Percentage of Total
	Number of	Rentable	2005 Annualized	2005 Annualized
Industry	Leases	Square Feet	Gross Base Rent	Gross Base Rent

Drugstore	9	121,864	$3,041,360	44%
Automotive Supply	1	111,881	2,138,878	31%
Home Improvement	1	95,173	500,000	7%
Furnishings	1	23,000	459,522	7%
Distribution	1	67,925	445,632	7%

	13	419,843	$6,585,392	96%

      As of December 31, 2005, our five highest tenant concentrations were as follows:

	Total		Percentage of total
	Number of	2005 Annualized	2005 Annualized
Tenant	Leases	Gross Base Rent	Gross Base Rent

Walgreens	6	$2,357,500	34%
Plastech	1	2,138,878	31%
Lowe’s	1	500,000	7%
CVS	2	494,837	7%
La-Z-Boy	1	459,521	7%

	11	$5,950,736	86%

      For more information on our portfolio diversification and statistics, see “Item 2 — Properties” above.
Funds From Operations
      We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.
      FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

      Our calculation of FFO is presented in the following table for the year ended December 31, 2005:

December 31,
2005

Net loss	$(114,591)
Add:
Depreciation of real estate assets	151,472
Amortization of lease related costs	69,939

FFO	$106,820

      Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $34,000 during the year ended December 31, 2005.

•	During the year ended December 31, 2004, amortization of deferred financing costs totaled approximately $18,000.
Liquidity and Capital Resources
      We expect to continue to raise capital through our ongoing Offering of common stock and to utilize the net proceeds of the Offering and proceeds from secured or unsecured financings to complete future property acquisitions. As of December 31, 2005, we had received and accepted subscriptions for 2,832,387 shares of common stock in our Offering for gross proceeds of approximately $28.3 million.

Short-term Liquidity and Capital Resources
      We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from our Offering will be invested in real estate, approximately 9.2% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.2% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the Offering are initially paid by our advisor, which we reimburse for such costs up to 1.5% of the capital raised by us in the Offering. As of December 31, 2005, Cole Advisors had paid approximately $1.4 million of offering and organization costs and we had reimbursed our advisor for approximately $421,000 of such costs, of which approximately $2,000 was expensed as organizational costs.
      During the period from January 1, 2006 to March 22, 2006, we completed the acquisition of nine single-tenant properties and two multi-tenant properties in separate transactions for an aggregate purchase price of approximately $62.6 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Offering and approximately $47.4 million in aggregate proceeds from eleven loans.
      On October 4, 2005, our board of directors declared a distribution of $0.05 per share for stockholders of record on each of October 7, 2005, November 7, 2005 and December 7, 2005. The distributions were paid in January, 2006 and totaled approximately $195,000, of which approximately $79,000 was reinvested in shares through our distribution reinvestment program.

Long-term Liquidity and Capital Resources
      We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, including through the Offering, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions to our stockholders.
      We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions to our stockholders. Over the long term, we intend to reduce our aggregate borrowings as a percentage of our real estate assets.
      As of December 31, 2005, we had cash and cash equivalents of approximately $4.6 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.
      As of December 31, 2005, we had approximately $71.3 million of debt outstanding consisting of approximately $41.8 million in fixed rate, term mortgage loans and approximately $29.5 million in variable rate term mortgage loans. The weighted average interest rate at December 31, 2005 under the fixed rate term mortgage loans was 5.47% and the variable rate term mortgage interest rate is stated at LIBOR plus 2.0%. Additionally the ratio of debt to total assets was approximately 72% and the weighted average years to maturity was 4.70 years.
      Our contractual obligations as of December 31, 2005 are as follows:

	Payments Due by Period(2)

		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Outstanding fixed debt obligations	$55,447,416	$2,438,082	$15,808,421	$19,038,974	$18,161,939
Outstanding variable debt obligations(1)	30,517,102	30,517,102	—	—	—

Total	$85,964,518	$32,955,184	$15,808,421	$19,038,974	$18,161,939

(1)	A rate of 6.375% was used to calculate the variable debt payment obligations in future periods. This is the rate effective as of December 31, 2005.

(2)	Principle paydown amounts are included in payments due by period amounts.
     Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair market value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the fourth quarter of 2005, the independent directors approved borrowings that caused our leverage ratio at certain times to exceed the 60% limitation. The independent directors believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase the properties and earn rental income more quickly;

•	the property acquisitions were likely to increase the net offering proceeds from our initial public offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time and scheduled maturities of our short-term variable rate debt, leverage was likely to exceed the charter’s guidelines only for a limited period of time.

      We expect the ratio of debt to total assets to exceed 60% during 2006, but to decline during the year as additional capital is raised and certain of the short-term variable rate debt is paid according to its scheduled maturities.

Cash Flow Analysis

Operating Activities
      Net cash provided by operating activities was approximately $398,000 for the year ended December 31, 2005, primarily due to a net loss for the period of approximately $115,000 offset by depreciation and amortization expenses totaling approximately $242,000 and an increase in accounts payable and accrued expenses of approximately $283,000. Our initial property acquisition was made on September 26, 2005. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities
      Net cash used in investing activities was approximately $93.6 million for the year ended December 31, 2005, primarily due to approximately $91.8 million used on the acquisition of 14 real estate properties and their associated intangible lease assets and acquisition costs and approximately $1.8 million in restricted cash, which is held in escrow pending issuance of shares to investors.

Financing Activities
      Net cash provided by financing activities was approximately $97.6 million for the year ended December 31, 2005, primarily due to net proceeds from the issuance of common stock in the Offering of approximately $25.3 million, net proceeds of $70.5 million from the issuance of notes in connection with the acquisition of 14 properties and an approximately $1.8 million liability related to investor proceeds, which are held in escrow pending our acceptance of subscriptions and the issuance of shares to the investors.
Election as a REIT
      We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, when we file our tax return for the year ended December 31, 2005. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we incurred a loss for federal income tax purposes. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.
Inflation
      We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that would protect us from the impact of inflation such as step rental increases and percentage rent provisions. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Related-Party Transactions and Agreements
      We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 8 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
      Affiliates of Cole Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships and a REIT that offered its shares pursuant to an exemption from registration. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another Cole-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of Cole Advisors and these other Cole real estate funds could influence its advice to us. See “Item 1. Business — Conflicts of Interest” in this Form 10-K.
Subsequent Events
      Certain events subsequent to December 31, 2005 through March 22, 2006, including the sale of shares of common stock, the declaration of dividends, the acquisition of 11 properties, and the attainment of additional mortgage financing, are discussed in Note 15 to the consolidated financial statements.

Impact of Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (revised 2004) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. We expect to adopt the provisions of SFAS 123 (revised 2004) using a modified prospective application. The modified prospective method requires companies to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that we had originally estimated for purposes of preparing its SFAS 123 pro forma disclosures. For all new awards that are granted or modified after the effective date, a company would use SFAS 123R’s measurement model. This statement is effective for us on January 1, 2006. As of December 31, 2005, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $30,000. Had SFAS No. 123R been implemented in 2005, we would have experienced an approximately $30,000 reduction in our net income and a $0.07 per share decrease in both basic earnings per share and diluted earnings per share.
      In July 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 78-9-1, Interaction of American Institute of Certified Public Accountants (“AICPA”) SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5. The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This EITF and FSP are effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, this guidance is effective no later than January 1, 2006. We believe the FSP does not have a material impact to the consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of FASB No. 143 and Interpretation No. 47 did not have a material impact to the consolidated financial statements.
Off Balance Sheet Arrangements
      As of December 31, 2005, we had no off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      As a result of our use of debt, primarily to acquire properties, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding relative to our total assets. We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that we believe is appropriate. Our floating rate debt is based on variable interest rates in order to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.
      We may enter into interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2005, we had not entered into any such arrangement. All of our debt was entered into for other than trading purposes.
      Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2005, our consolidated debt consisted of the following, with scheduled maturities:

	2006	2007	2008	2009	2010	Thereafter

Maturing debt
Variable rate debt	$29,457,000	—	—	—	—	—
Fixed rate debt	$157,755	$166,193	$9,543,093	—	$16,666,000	$15,267,000
Average interest rate on debt
Variable rate debt	Libor + 2.00%	—	—	—	—	—
Fixed rate debt	—	—	5.15%	—	5.59%	5.50%
      Approximately $41.8 million of our total debt outstanding as of December 31, 2005 is subject to fixed rates, with a weighted average interest rate of 5.47% and expirations ranging from 2008 to 2015. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows.
      As of December 31, 2005, a 1% change in interest rates would result in a change in interest expense of approximately $295,000 per year.
      We do not have any foreign operations or assets. As a result, we are not exposed to fluctuations in foreign currently rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2005 or the period from inception (September 29, 2004) to December 31, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES
      In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      As of the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2006 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting of stockholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) List of Documents Filed.
      1. The list of the financial statements contained herein is set forth on page F-1 hereof.
      2. Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
      3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
      (b) See (a) 3 above.
      (c) See (a) 2 above.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of March 2006.

Cole Credit Property Trust II, Inc.
(Registrant)

By:	/s/ CHRISTOPHER H. COLE

Christopher H. Cole
Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 23, 2006

/s/ BLAIR D. KOBLENZ Blair D. Koblenz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2006

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 23, 2006

/s/ ELIZABETH L. WATSON Elizabeth L. Watson	Director	March 23, 2006

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act
      After the filing of this Form 10-K, we will furnish to our security holders an annual report covering our last fiscal year and a proxy statement for our upcoming annual meeting.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2005 and the Period From Inception (September 29, 2004) to December 31, 2004	F-4
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2005 and the Period From Inception (September 29, 2004) to December 31, 2004	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2005 and the Period From Inception (September 29, 2004) to December 31, 2004	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust II, Inc.
Phoenix, Arizona
      We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from September 29, 2004 (date of inception) to December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from September 29, 2004 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      The Company was in the development stage at December 31, 2004; during the year ended December 31, 2005, the Company completed its development activities and commenced its planned principal operations.
/s/ DELOITTE & TOUCHE, LLP
Phoenix, Arizona
March 23, 2006

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS:
Real estate assets, at cost:
Land	$23,854,308	$—
Buildings and improvements, less accumulated depreciation of $151,472	57,338,359	—
Acquired intangible lease assets, less accumulated amortization of $71,881	10,425,618	—

Total real estate assets	91,618,285	—
Cash and cash equivalents	4,575,144	200,000
Restricted cash	1,813,804	—
Rents and tenant receivables	36,001	—
Prepaid expenses and other assets	11,928	—
Deferred financing costs, less accumulated amortization of $17,964	754,676	—

Total assets	$98,809,838	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$66,804,041	$—
Notes payable to affiliates	4,453,000	—
Accounts payable and accrued expenses	282,797	—
Escrowed investor proceeds	1,813,804	—
Due to affiliates	41,384	—
Acquired below market lease intangibles, less accumulated amortization of $52	14,637	—
Distributions payable	195,209	—

Total liabilities	73,604,872	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 2,832,387 and 20,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	28,324	200
Capital in excess of par value	25,486,442	199,800
Accumulated distributions in excess of earnings	(309,800)	—

Total stockholders’ equity	25,204,966	200,000

Total liabilities and stockholders’ equity	$98,809,838	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from Inception
	Year Ended	(September 29, 2004) to
	December 31, 2005	December 31, 2004

Revenues:
Rental income	$741,669	$—
Expenses:
General and administrative	156,252	—
Property and asset management fees	38,768	—
Depreciation	151,472	—
Amortization	69,939	—

Total operating expenses	416,431	—

Real estate operating income	325,238	—

Other income (expense):
Interest income	27,557	—
Interest expense	(467,386)	—

Total other expense	(439,829)	—

Net loss	$(114,591)	$—

Weighted average number of common shares outstanding
Basic and diluted	411,909	—

Net loss per common share
Basic and diluted	$(0.28)	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period From Inception (September 29, 2004) to December 31, 2004
and for the Year Ended December 31, 2005

	Common Stock			Accumulated
			Capital in	Distributions	Total
	Number of	Par	Excess of Par	in Excess of	Stockholders’
	Shares	Value	Value	Earnings	Equity

Balance, September 29, 2004 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to Cole Holdings Corporation	20,000	200	199,800	—	200,000

Balance, December 31, 2004	20,000	200	199,800	—	200,000
Issuance of common stock	2,812,387	28,124	28,080,997	—	28,109,121
Distributions	—	—	—	(195,209)	(195,209)
Commissions on stock sales and related dealer manager fees	—	—	(2,375,780)	—	(2,375,780)
Other offering costs	—	—	(418,575)	—	(418,575)
Net loss	—	—	—	(114,591)	(114,591)

Balance, December 31, 2005	2,832,387	$28,324	$25,486,442	$(309,800)	$25,204,966

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period September 29, 2004 (Date of Inception) to December 31, 2004
and for the Period Ended December 31, 2005

		Period from Inception
	Year Ended	(September 29, 2004) to
	December 31, 2005	December 31, 2004

Cash Flows from Operating Activities:
Net loss	$(114,591)	$—
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	151,472	—
Amortization	89,793	—
Changes in assets and liabilities:		—
Rents and tenant receivables	(36,001)	—
Prepaid expenses and other assets	(11,928)	—
Accounts payable and accrued expenses	282,797	—
Due to affiliates	36,199	—

Total adjustments	512,332	—

Net cash provided by operating activities	397,741	—

Cash Flows from Investment Activities:
Investment in real estate and related assets	(81,344,139)	—
Acquired intangible lease assets	(10,497,499)	—
Acquired below market lease intangibles	14,689
Restricted cash	(1,813,804)	—

Net cash used in investing activities	(93,640,753)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	28,109,121	200,000
Proceeds from mortgage notes payable	67,631,404	—
Repayment of mortgage note payable	(827,363)	—
Proceeds from notes payable to affiliate	4,453,000
Escrowed investor proceeds liability	1,813,804	—
Offering costs on issuance of common stock	(2,789,170)	—
Deferred financing costs paid	(772,640)	—

Net cash provided by financing activities	97,618,156	200,000

Net increase in cash and cash equivalents	4,375,144	200,000
Cash and cash equivalents, beginning of period	200,000	—

Cash and cash equivalents, end of period	$4,575,144	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$195,209	$—

Commissions and dealer manager fees due to affiliate	$5,185	$—

Interest paid	$223,183	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
NOTE 1 — ORGANIZATION AND BUSINESS
      Cole Credit Property Trust II, Inc. (the “Company”) was formed on September 29, 2004 and is a Maryland corporation that is organized and operating in order to qualify as a real estate investment trust (“REIT”) by electing to be taxed as a REIT beginning with the taxable year ended December 31, 2005. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors”) the affiliate advisor to the Company, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests of Cole OP II.
      At December 31, 2005, the Company owned 14 properties comprising approximately 455,000 square feet of single-tenant commercial space located in ten states. At December 31, 2005, these properties were 100% leased.
      Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 45,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”), and up to 5,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at $9.50 per share. The Registration Statement was declared effective on June 27, 2005.
      On September 23, 2005, the Company issued the initial 486,000 shares under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of December 31, 2005, the Company had issued approximately 2.83 million shares of its common stock in the Offering for aggregate gross proceeds of approximately $28.3 million before offering costs, selling commissions and dealer manager fees of approximately $2.8 million. As disclosed in the Registration Statement, the Company expects to use substantially all of the net proceeds from the Offering to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant commercial properties net-leased to investment grade and other creditworthy tenants located throughout the United States.
      The Company’s stock is not currently listed on a national exchange. The Company may seek to list its stock for trading on a national securities exchange or for quotation on The Nasdaq National Market only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed or quoted. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of its management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Real Estate Assets
      Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.
      All assets are depreciated on a straight line basis. The estimate useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lease term
Intangible lease assets	Lesser of useful life or lease term
      Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 2005, no indicators of impairment existed and no losses had been recorded.

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
      The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are capitalized as intangible lease assets or

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.
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

Restricted Cash and Escrowed Investor Proceeds
      The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $1.8 million of offering proceeds for which shares of common stock had not been issued as of December 31, 2005.

Rents and Tenant Receivables
      Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. See Revenue Recognition.

Prepaid Expenses and Other Assets
      Prepaid expenses and other assets includes expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs
      Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the year ended December 31, 2005 was approximately $18,000 and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition
      Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which is recorded as rents receivable. When the Company acquires a property, the term of existing leases is considered to commence

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, the Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Income Taxes
      The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2005. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company believes it is organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2005.

Concentration of Credit Risk
      At December 31, 2005 and December 31, 2004, the Company had cash on deposit in one financial institution in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
      The Company’s tenants are generally of “investment grade” quality. One tenant in the drugstore industry and one tenant in the automotive supply industry account for approximately 34% and 31% of the Company’s gross annualized base rental revenues, respectively. Tenants in the drugstore, and automotive supply industries comprise approximately 44% and 31%, respectively, of the Company’s gross annualized base rental revenues.

Offering and Related Costs
      Cole Advisors funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the cumulative capital raised by the Company in the Offering. As of December 31, 2005 and 2004, Cole Advisors had incurred organization and offering costs of approximately $1,425,000 and $463,000, respectively, on behalf of the Company. Of these amounts, the Company was responsible for approximately $421,000 and $0 at December 31, 2005 and 2004, respectively. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 1.5%, respectively. Organization costs are expensed as incurred, of which approximately $2,000 was expensed during the year ended December 31, 2005.

Due to affiliates
      Due to affiliates consists of approximately $36,000 due to Cole Advisors for reimbursement of legal fees and approximately $5,000 due to Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, for commissions and dealer manager fees payable on stock issuances.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity
      At December 31, 2005 and 2004, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
      The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company will account for the proceeds received from its distribution reinvestment plan outside of permanent equity for future redemption of shares. No proceeds were received from the distribution reinvestment plan during the year ended December 31, 2005.

Earnings Per Share
      Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The effect of all the outstanding stock options was anti-dilutive to earnings per share for the year ended December 31, 2005.

Stock Options
      As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options under the 2004 Independent Directors Stock Option Plan (“IDSOP”) (see Note 10). Under APB No. 25, compensation expense is recorded when the exercise price of stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. As of December 31, 2005, there were 10,000 stock options outstanding under the IDSOP at an average exercise price of $9.15 per share. If the Company elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net loss would have been an additional approximately $30,000 of general and administrative expenses for the year ended December 31, 2005 or an additional loss of $0.07 per dilutive share.

Reportable Segments
      The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised 100% of our total consolidated revenues for the year ended December 31, 2005. Although our investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. However, as each of our single-tenant properties has similar economic characteristics, tenants, and products and services, our single-tenant properties have been aggregated into one reportable segment.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest
      Interest is charged to interest expense as it accrues. No interest costs were capitalized during the year ended December 31, 2005.

Distributions Payable and Distribution Policy
      In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular quarterly distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates.
      On October 4, 2005, the Company’s board of directors declared a distribution of $0.05 per share for stockholders of record on each of October 7, 2005, November 7, 2005 and December 7, 2005. The monthly distributions were calculated to be equivalent to an annualized distribution of six percent (6%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2005, the Company had distributions payable of approximately $195,000. The distributions were paid in January 2006, of which approximately $79,000 was reinvested in shares through our distribution reinvestment program.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (revised 2004) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance.
      SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. We expect to adopt the provisions of SFAS 123 (revised 2004) using a modified prospective application. The modified prospective method requires companies to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that we had originally estimated for purposes of preparing its SFAS 123 pro forma disclosures. For all new awards that are granted or modified after the effective date, a company would use SFAS 123R’s measurement model. This statement is effective for us on January 1, 2006. As of December 31, 2005, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $30,000. Had SFAS No. 123R been implemented in 2005, the Company would have experienced an approximately $30,000 reduction in net income and a $0.07 per share decrease in both basic earnings per share and diluted earnings per share.
      In July 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 78-9-1, Interaction of American Institute of Certified Public Accountants (“AICPA”) SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5. The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This EITF and FSP are effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other partnerships, this guidance is effective no later than January 1, 2006. The Company believes the FSP does not have a material impact to the consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Interpretation No. 47 did not have a material impact to the consolidated financial statements.
NOTE 3 — REAL ESTATE ACQUISITIONS
      During the year ended December 31, 2005, the Company acquired the following properties:

					2005	Percentage of
			Square	Purchase	Annualized	2005 Annualized
Property	Acquisition Date	Location	Feet	Price	Gross Base Rent	Gross Base Rent

Tractor Supply specialty retail	September 26, 2005	Parkersburg, WV	21,688	$3,353,243	$251,980	4%
Walgreens drugstore	October 5, 2005	Brainerd, MN	15,120	4,434,440	303,000	4%
Rite Aid drugstore	October 20, 2005	Alliance, OH	11,348	2,153,871	189,023	3%
La-Z-Boy furnishings store	October 25, 2005	Glendale, AZ	23,000	5,823,871	459,522	7%
Walgreens drugstore	November 2, 2005	Florissant, MO	15,120	5,280,483	344,000	5%
Walgreens drugstore	November 2, 2005	Saint Louis, MO	15,120	5,150,225	335,500	5%
Walgreens drugstore	November 2, 2005	Saint Louis, MO	15,120	6,261,239	408,000	6%
Walgreens drugstore	November 22, 2005	Columbia, MO	13,973	6,419,530	439,000	6%
Walgreens drugstore	November 22, 2005	Olivette, MO	15,030	7,997,138	528,000	8%
CVS drugstore	December 1, 2005	Alpharetta, GA	10,125	3,188,803	222,244	3%
Lowe’s home improvement	December 1, 2005	Enterprise, AL	95,173	7,632,658	500,000	7%
CVS drugstore	December 8, 2005	Richland Hills, TX	10,908	3,773,637	272,593	4%
FedEx Ground distribution center	December 9, 2005	Rockford, IL	67,925	6,279,083	445,632	7%
Plastech automotive supply	December 15, 2005	Auburn Hills, MI	111,881	24,093,417	2,138,878	31%

Total			441,531	$91,841,638	$6,837,372	100%

      In accordance with SFAS, No. 141, the Company allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships, and above or below market leases. See Notes 4 and 6.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — INTANGIBLE LEASE ASSETS
      Identified intangible assets relating to the real estate acquisitions discussed in Note 3 consisted of the following:

	December 31,

	2005	2004

Acquired in place leases and tenant relationships, net of accumulated amortization of $69,939 and $0 at December 31, 2005 and 2004, respectively (with a weighted average life of 172 and 0 months for in-place leases and tenant relationships, respectively)	$9,970,272	$—
Acquired above market leases, net of accumulated amortization of $1,942 and $0 at December 31, 2005 and 2004, respectively (with a weighted average life of 118 months)	$455,346	$—

	$10,425,618	$—

      Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2005 and 2004 was approximately $72,000 and $0, respectively.
      Estimated amortization expense of the respective intangible lease assets as of December 31, 2005 for each of the five succeeding fiscal years is as follows:

	Amount

	Leases	Above
Year	In-Place	Market Leases

2006	$716,504	$46,610
2007	$716,504	$46,610
2008	$716,504	$46,610
2009	$716,504	$46,610
2010	$716,504	$46,610
NOTE 5 — MORTGAGE NOTES PAYABLE
      As of December 31, 2005, the Company had the following indebtedness outstanding:

			Fixed
		Fixed Rate	Interest		Variable Rate		Total Loan
Property	Location	Loan Amount	Rate	Maturity Date	Loan Amount	Maturity Date	Outstanding

Plastech - mortgage note	Auburn Hills, MI	$—	N/A	N/A	$17,700,000	December 14, 2006	$17,700,000
Lowe’s - mortgage note	Enterprise, AL	4,859,000	5.52%	December 11, 2010	1,121,000	March 1, 2006	5,980,000
Walgreens - mortgage note	Olivette, MO	5,379,146	5.15%	July 11, 2008	—	N/A	5,379,146
Walgreens (Gravois Rd) - mortgage note	Saint Louis, MO	3,999,000	5.48%	November 11, 2015	923,000	February 2, 2006	4,922,000
FedEx Ground
Distribution Center - mortgage note	Rockford, IL	3,998,000	5.61%	December 11, 2010	922,000	March 10, 2006	4,920,000
La-Z-Boy - mortgage note	Glendale, AZ	3,415,000	5.76%	November 11, 2010	1,138,000	January 25, 2006	4,553,000
Walgreens - mortgage note	Columbia, MO	4,487,895	5.15%	July 11, 2008	—	N/A	4,487,895
Related Party Note	N/A	—	N/A	N/A	4,453,000	June 30, 2006	4,453,000
Walgreens - mortgage note	Florissant, MO	3,372,000	5.48%	November 11, 2015	778,000	February 2, 2006	4,150,000

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fixed
		Fixed Rate	Interest			Variable Rate		Total Loan
Property	Location	Loan Amount	Rate		Maturity Date	Loan Amount	Maturity Date	Outstanding

Walgreens (Telegraph Rd) - mortgage note	Saint Louis, MO	3,289,000	5.48%		November 11, 2015	759,000	February 2, 2006	4,048,000
Walgreens - mortgage note	Brainerd, MN	2,814,000 2,379,000	5.44	% 5.52%	October 11, 2015 December 11,	649,000 549,000	January 4, 2006 March 8, 2006	3,463,000 2,928,000
CVS - mortgage note	Richland Hills, TX	2,015,000	5.52%		2010 December 11,	465,000	March 1, 2006	2,480,000
CVS - mortgage note	Alpharetta, GA				2010
Tractor Supply - mortgage note	Parkersburg, WV	1,793,000	5.57%		October 11, 2015	—	N/A	1,793,000

Total indebtedness		$41,800,041				$29,457,000		$71,257,041

      The fixed rate debt mortgage notes require monthly interest-only payments with the principal balance due July 2008 through December 2015. The variable rate debt mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points and require monthly interest-only payments. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole Op II, but both are liable for customary non-recourse carveouts.
      The mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three (3) monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.
      In the event that a mortgage note is not paid off on the respective maturity date, each mortgage note includes hyperamortization provisions. The interest rate during the hyperamortization period shall be the fixed interest rate as stated on the respective mortgage note agreement plus two percent (2.0%). The individual mortgage note maturity date, under the hyperamortization provisions, will be extended by twenty (20) years. During such period, the lender will apply 100% of the rents collected to (i) all payments for escrow or reserve accounts, (ii) payment of interest at the original fixed interest rate, (iii) payments for the replacement reserve account, (iv) any other amounts due in accordance with the mortgage note agreement other than any additional interest expense, (v) any operating expenses of the property pursuant to an approved annual budget, (vi) any extraordinary expenses, (vii) payments to be applied to the reduction of the principal balance of the mortgage note, and (viii) any additional interest expense, which is not paid will be added to the principal balance of the mortgage note.
      The Company’s weighted average interest rate relating to the fixed rate debt mortgage at December 31, 2005 was approximately 5.47%.

Related party notes
      On December 15, 2005, Cole OP II borrowed $2,458,000 and $1,995,000 from Series C, LLC, which is an affiliate of the Company and the Company’s advisor, by executing two promissory notes which are secured by the membership interests held by Cole OP II in Cole WG St. Louis MO, LLC and Cole RA Alliance OH, LLC, respectively. Each of the loans has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest payable in full on June 30, 2006. Each of the loans is generally non recourse to Cole OP II and may be prepaid at any time without penalty or premium. The Company’s board of

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
directors, including a majority of its independent directors, approved the loans and determined that the terms of the loans are no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.
      The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2005:

Principal
For the Year Ending December 31:	Repayments

2006	$29,614,755
2007	166,193
2008	9,543,093
2009	—
2010	16,666,000
Thereafter	15,267,000

Total	$71,257,041

      The variable rate mortgages approximate fair market value. The fair value of our fixed rate mortgage notes payable at December 31, 2005 approximates $41,400,000.
NOTE 6 — INTANGIBLE LEASE LIABILITY
      Identified intangible liability relating to the real estate acquisitions discussed in Note 3 consisted of the following:

	December 31,

	2005	2004

Acquired below–market leases, net of accumulated amortization of $52 and $0 at December 31, 2005 and 2004, respectively (with a weighted average life of 141 months)	$14,637	$—

      Amortization income recorded on the identified intangible liability, for each of fiscal years ended December 31, 2005 and 2004 was $52 and $0, respectively.
      Estimated amortization income of the respective intangible lease liability as of December 31, 2005 for each of the five succeeding fiscal years is as follows:

Amount

Below
Year	Market Lease

2006	$1,253
2007	$1,253
2008	$1,253
2009	$1,253
2010	$1,253
NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation
      In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters
      In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.
NOTE 8 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
      Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital will receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of gross proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. During the year ended December 31, 2005, the Company paid approximately $2,376,000 to Cole Capital for commissions and dealer manager fees, of which approximately $1,954,000 was reallowed to participating broker-dealers.
      All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are being paid for by Cole Advisors or its affiliates and will be reimbursed by the Company up to 1.5% of gross offering proceeds. During the year ended December 31, 2005, the Company reimbursed the Advisor approximately $421,000 for organizational and offering expenses, of which approximately $2,000 was expensed as organization costs.
      If Cole Advisors provides services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are being paid for by Cole Advisors or its affiliates and will be reimbursed by the Company up to 1.5% of gross offering proceeds. During the year ended December 31, 2005, the Company paid Cole Advisors approximately $320,000 for finance coordination fees.
      The Company pays Cole Realty, its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 2% of gross revenues, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not to exceed 2% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the year ended December 31, 2005, the Company paid property management fees and acquisition fees to Cole Realty of approximately $14,000 and approximately $1.7 million, respectively.
      The Company pays Cole Advisors an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee will be payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the year ended December 31, 2005, the Company paid asset management fees to Cole Advisors of approximately $25,000.
      If Cole Advisors or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 10% of the remaining net sale proceeds. During the year ended December 31, 2005, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.
      Upon listing of the Company’s common stock on a national securities exchange or included for quotation on The Nasdaq National Market, a fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual cumulative, non-compounded return to investors will be paid to Cole Advisors (the “Subordinated Incentive Listing Fee”).
      Upon termination of the advisory agreement with Cole Advisors, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors, a performance fee of 10% of the amount, if any, by which (i) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay Cole Advisors a Subordinated Incentive Listing Fee.
      The Company will reimburse Cole Advisors for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which it’s operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or real estate commissions. During the year ended December 31, 2005, the Company did not reimburse Cole Advisors for any such costs.
      On December 15, 2005, Cole OP II borrowed $2,458,000 and $1,995,000 from Series C, LLC, which is an affiliate of the Company and the Company’s advisor, by executing two promissory notes which are secured by the membership interests held by Cole OP II in Cole WG St. Louis MO, LLC and Cole RA Alliance OH, LLC, respectively. Each of the loans has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrued and unpaid interest payable in full on June 30, 2006. Each of the loans is generally non recourse to Cole OP II and may be prepaid at any time without penalty or premium. The Company’s board of directors, including a majority of its independent directors, approved the loans and determined that the terms of the loans are no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.
NOTE 9 — ECONOMIC DEPENDENCY
      Under various agreements, the Company has engaged or will engage Cole Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
NOTE 10 — INDEPENDENT DIRECTOR’S STOCK OPTION PLAN
      The Company has a stock option plan, IDSOP, which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share (or greater, if such higher price as is necessary so that such options shall not be considered a “nonqualified deferred compensation plan” under Section 409A of the Internal Revenue Code of 1986, as amended). It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date that the option is granted. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
      No grants were made under the Independent Director Plan in 2004. A summary of the Company’s stock option activity under its Independent Director Plan during the year ended December 31, 2005 is as follows:

		Exercise
	Number	Price	Exercisable

Outstanding at December 31, 2004	—	—	—
Granted in 2005	10,000	$9.15	—

Outstanding at December 31, 2005	10,000	$9.15	10,000

      In accordance with Statement 123, the fair value of each stock option granted in 2005 has been estimated as of the date of the grant using the Black-Scholes minimum value method. The weighted average risk-free interest rate assumed for 2005 was 4.19%, and the projected future dividend yield was estimated to be 6.0% for the options granted in 2005. The expected life of an option was assumed to be 10 years for the year ended December 31, 2005. Based on these assumptions, the fair value of the options granted during the year ended December 31, 2005 is approximately $60,000. The weighted average contractual remaining life for options that were exercisable at December 31, 2005 was approximately nine years.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — STOCKHOLDERS EQUITY

Distribution Reinvestment Plan
      The Company maintains a distribution reinvestment plan that allows common stockholders (the “Stockholders”) to elect to have the distributions the Stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the distribution reinvestment plan will be the higher of 95% of the fair market value per share as determined by the Company’s board of directors and $9.50 per share. No sales commissions or dealer manager fees will be paid on shares sold under the distribution reinvestment plan. The Company may terminate the distribution reinvestment plan at the Company’s discretion at any time upon ten days prior written notice to the Stockholders. Additionally, the Company will be required to discontinue sales of shares under the distribution reinvestment plan on the earlier of June 27, 2007, which is two years from the effective date of the Offering, unless the Offering is extended, or the date the Company sells 5,000,000 shares under the Offering, unless the Company files a new registration statement with the Securities and Exchange Commission and applicable states. No shares were purchased under the distribution reinvestment plan during the year ended December 31, 2005.

Share Redemption Program
      The Company’s share redemption program permits the Stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
      There are several restrictions on the Stockholder’s ability to sell their shares to the Company under the program. The Stockholders generally have to hold their shares for one year before selling the shares to the Company under the plan; however, the Company may waive the one-year holding period in the event of the death or bankruptcy of a Stockholder. In addition, the Company will limit the number of shares redeemed pursuant to the Company’s share redemption program as follows: (1) during any calendar year, the Company will not redeem in excess of 3.0% of the weighted average number of shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of shares under the Company’s distribution reinvestment plan. These limits may prevent the Company from accommodating all requests made in any year. During the term of the Offering, and subject to certain provisions the redemption price per share will depend on the length of time the Stockholder has held such shares as follows: after one year from the purchase date — 92.5% of the amount the Stockholder paid for each share; after two years from the purchase date — 95.0% of the amount the Stockholder paid for each share; after three years from the purchase date — 97.5% of the amount the Stockholder paid for each share; and after four years from the purchase date — 100.0% of the amount the Stockholder paid for each share.
      Upon receipt of a request for redemption, the Company will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. The Company will charge an administrative fee to the Stockholder for the search and other costs, which will be deducted from the proceeds of the redemption or, if a lien exists, will be charged to the Stockholder. Repurchases will be made quarterly. If funds are not available to redeem all requested redemptions at the end of each quarter, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next quarter, unless withdrawn. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the Stockholders. No shares were redeemed under the share redemption program during the year ended December 31, 2005.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — INCOME TAXES
      For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. As the Company incurred a loss for income tax purposes during the year ended December 31, 2005, none of the distributions declared was taxable to the stockholders as ordinary income. Additionally, as the distributions were paid during 2006, the character of such distributions will be determined based on future taxable earnings and distributions which may be declared. During the period ended December 31, 2004, the Company was a development stage company and had no operations and made no distributions.
      At December 31, 2005, the tax basis carrying value of the Company’s total assets were approximately $98.8 million.
NOTE 13 — OPERATING LEASES
      All of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
      The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, at December 31, 2005 is as follows:

Amount

Year ending December 31:
2006	$6,918,514
2007	6,937,978
2008	6,937,978
2009	6,937,978
2010	6,937,978
Thereafter	66,182,219

Total	$100,852,645

NOTE 14 — QUARTERLY RESULTS (unaudited)
      Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2005. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2005(1)

	Third	Fourth

Revenues(2)	$2,761	$738,908
Net loss	(29,543)	(85,048)
Basic and diluted net loss per share(2)	(0.46)	(0.05)
Dividends per share	—	—

(1)	No quarterly financial information is presented for 2004 and the first two quarters of 2005 as the Company was a development stage company during those quarters and had no operations.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The total of the two quarterly amounts for the year ended December 31, 2005, does not equal the total for the year then ended. This difference results from the increase in shares outstanding over the year.
NOTE 15 — SUBSEQUENT EVENTS

Sale of Shares of Common Stock
      As of March 22, 2006, the Company had raised approximately $56.2 million in offering proceeds through the issuance of approximately 5.6 million shares of the Company’s common stock. As of March 22, 2006 approximately $393.8 million (representing approximately 39.4 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the Company’s distribution reinvestment plan.

Property Acquisition and Borrowings
      During the period from January 1, 2006 through March 22, 2006, the Company has acquired 11 commercial real estate buildings in separate transactions for an aggregate acquisition cost of approximately $62.6 million and issued mortgage notes payable totaling approximately $45.1 million to finance the transactions (see details on borrowings below). These acquisitions are as follows:

Property	Location	Acquisition Date	Square Feet	Purchase Price(1)

Academy Sports	Macon, GA	January 6, 2006	74,532	$5,600,000
David’s Bridal	Lenexa, KS	January 11, 2006	12,083	3,270,000
Rite Aid	Enterprise, AL	January 26, 2006	14,564	3,714,000
Rite Aid	Wauseon, OH	January 26, 2006	14,564	3,893,679
Staples	Crossville, TN	January 26, 2006	23,942	2,900,000
Rite Aid	Saco, ME	January 27, 2006	11,180	2,500,000
Wadsworth Blvd	Denver, CO	February 6, 2006	198,477	18,500,000
Mountainside Fitness	Chandler, AZ	February 9, 2006	31,063	5,863,000
Drexel Heritage	Hickory, NC	February 24, 2006	261,057	4,250,000
Rayford Square	Spring, TX	March 2, 2006	79,968	9,900,000
CVS	Portsmouth, OH	March 8, 2006	10,170	2,166,000

Total			731,855	$62,556,679

(1)	Purchase price excludes related closing and acquisition costs.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following mortgage notes require monthly interest-only payments and relate to the aforementioned acquisitions:

		Fixed Rate	Fixed		Variable
		Loan	Interest		Rate Loan		Total Loan
Property	Location	Amount	Rate	Maturity Date	Amount(1)	Maturity Date	Outstanding

Academy Sports	Macon, GA	$3,478,000	5.69%	January 11, 2016	$802,000	April 6, 2006	$4,280,000
David’s Bridal	Lenexa, KS	1,799,000	5.86%	January 11, 2011	817,000	April 11, 2006	2,616,000
Rite Aid	Enterprise, AL	2,043,000	5.80%	February 11, 2016	928,000	April 26, 2006	2,971,000
Rite Aid	Wauseon, OH	2,142,000	5.80%	February 11, 2016	973,000	April 26, 2006	3,115,000
Staples	Crossville, TN	1,885,000	5.71%	February 11, 2011	435,000	April 26, 2006	2,320,000
Rite Aid	Saco, ME	1,375,000	5.82%	February 11, 2011	625,000	April 27, 2006	2,000,000
Wadsworth Blvd	Denver, CO	12,025,000	5.57%	March 1, 2011	2,275,000	December 31, 2006	12,025,000
Mountainside Fitness	Chandler, AZ	—	—	N/A	4,690,400	December 31, 2006	4,690,400
Drexel Heritage	Hickory, NC	2,763,000	5.80%	March 11, 2011	637,000	May 24, 2006	3,400,000
Rayford Square	Spring, TX	5,940,000	5.64%	April 1, 2006	—	N/A	5,940,000
CVS	Portsmouth, OH	1,424,000	5.67%	March 11, 2011	329,000	June 8, 2006	1,753,000

Total		$34,874,000			$12,511,400		$47,385,400

(1)	The variable rate debt mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points with interest paid monthly.

Declaration of Distributions
      On January 3, 2006, the Company’s board of directors authorized a distribution of $0.05 per share for stockholders of record on each of January 7, 2006 and February 7, 2006 and a distribution of $0.0521 per share for stockholders of record on March 7, 2006. The payment date for each of the distributions will be in April 2006, but not later than April 6, 2006. The January and February monthly distributions are calculated to be equivalent to an annualized distribution of six percent (6%) per share, assuming a purchase price of $10.00 per share. The March distribution is calculated to be equivalent to an annualized distribution of six and one-quarter percent (6.25%) per share, assuming a purchase price of $10.00 per share.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2005

	Initial Costs to Company			Gross Amount at Which Carried at December 31, 2005

			Buildings and		Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Land	Improvements	Total	Depreciation

Tractor Supply - Parkersburg, WV	$1,793,000	$934,094	$2,049,813	$934,094	$2,049,813	$2,983,907	$(17,303)
Walgreens - Brainerd, MN	3,463,000	981,431	2,879,090	981,431	2,879,090	3,860,521	(17,164)
Rite Aid - Alliance, OH	—	431,879	1,445,749	431,879	1,445,749	1,877,628	(8,986)
La-Z-Boy - Glendale, AZ	4,553,000	2,515,230	2,968,168	2,515,230	2,968,168	5,483,398	(17,343)
Walgreens - Florissant, MO	4,150,000	1,481,823	3,204,729	1,481,823	3,204,729	4,686,552	(10,369)
Walgreens (Telegraph Rd) - St. Louis, MO	4,048,000	1,744,792	2,874,581	1,744,792	2,874,581	4,619,373	(9,315)
Walgreens (Gravois Rd) - St. Louis, MO	4,922,000	2,220,036	3,304,989	2,220,036	3,304,989	5,525,025	(10,705)
Walgreens - Columbia, MO	4,487,894	2,349,209	3,345,990	2,349,209	3,345,990	5,695,199	(11,537)
Walgreens - Olivette, MO	5,379,146	3,076,687	3,797,713	3,076,687	3,797,713	6,874,400	(12,732)
CVS - Alpharetta, GA	2,480,000	1,214,170	1,693,229	1,214,170	1,693,229	2,907,399	(2,016)
Lowe’s - Enterprise, AL	5,980,000	1,011,873	5,803,040	1,011,873	5,803,040	6,814,913	(6,878)
CVS - Richland Hills, TX	2,928,000	1,141,450	2,302,484	1,141,450	2,302,484	3,443,934	(2,552)
FedEx Package Distribution Center -Rockford, IL	4,920,000	1,468,781	3,668,567	1,468,781	3,668,567	5,137,348	(4,408)
Plastech - Auburn Hills, MI	17,700,000	3,282,853	18,151,689	3,282,853	18,151,689	21,434,542	(20,164)

Total	$66,804,040	$23,854,308	$57,489,831	$23,854,308	$57,489,831	$81,344,139	$(151,472)

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005

		Date	Depreciation is
Description	Date Acquired	Constructed	Computed(a)

Tractor Supply - Parkersburg, WV	9/26/2005	2005	0 to 40 years
Walgreens - Brainerd, MN	10/5/2005	2000	0 to 40 years
Rite Aid - Alliance, OH	10/20/2005	1996	0 to 40 years
La-Z-Boy - Glendale, AZ	10/25/2005	2001	0 to 40 years
Walgreens - Florissant, MO	11/2/2005	2001	0 to 40 years
Walgreens (Telegraph Rd) - St. Louis, MO	11/2/2005	2001	0 to 40 years
Walgreens (Gravois Rd) - St. Louis, MO	11/2/2005	2001	0 to 40 years
Walgreens - Columbia, MO	11/22/2005	2002	0 to 40 years
Walgreens - Olivette, MO	11/22/2005	2001	0 to 40 years
CVS - Alpharetta, GA	12/1/2005	1998	0 to 40 years
Lowe’s - Enterprise, AL	12/1/2005	1995	0 to 40 years
CVS - Richland Hills, TX	12/8/2005	1997	0 to 40 years
FedEx Package Distribution Center - Rockford, IL	12/9/2005	1994	0 to 40 years
Plastech - Auburn Hills, MI	12/15/2005	1995	0 to 40 years

(a)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005

		Accumulated
	Cost	Depreciation

Balance at December 31, 2004	$—	$—
2005 Additions	81,344,139	151,472
2005 Dispositions	—	—

Balance at December 31, 2005	81,344,139	$151,472

EXHIBIT INDEX
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description

3	.1*	Corrected Fifth Articles of Amendment and Restatement.

3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 6, 2005)

4.1		Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus). (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-11/A (File No. 333-121094), filed on June 16, 2005)

10.1		2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-11 (File No. 333-121094), filed on December 9, 2004)

10.2		Form of Stock Option Agreement under 2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-11/A (File No. 333-121094), filed on April 11, 2005)

10.3		Form of Escrow Agreement between Cole Credit Property Trust II, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 333-121094), filed on August 12, 2005)

10.4		Amended and Restated Property Management and Leasing Agreement, dated September 16, 2005, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Fund Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005)

10.5		Amended and Restated Advisory Agreement, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005)

10.6		Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005)

10.7		Purchase Agreement between Cole TS Parkersburg WV, LLC, and C&F Development Associates, LLC pursuant to an Assignment of Agreement of Purchase and Sale Agreement dated September 23, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.8		Promissory Note between Cole TS Parkersburg WV, LLC, and Wachovia Bank National Association dated September 26, 2005. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.9		Purchase Agreement between Cole WG Brainerd MN, LLC, and Brainerd Drugstore, LLC pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated September 28, 2005. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.10		Promissory Note between Cole WG Brainerd MN, LLC, and Wachovia Bank National Association dated October 5, 2005. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.11		Purchase Agreement between Cole RA Alliance OH, LLC, and Monogram Development XV, LTD pursuant to an Assignment of Purchase Agreement dated October 19, 2005. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.12		Purchase Agreement between Cole LZ Glendale AZ, LLC, and E&R Bell Road, LLC pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated October 25, 2005. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

Exhibit No.	Description

10.13	Promissory Note between Cole LZ Glendale AZ, LLC, and Wachovia Bank National Association dated October 25, 2005. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.14	Purchase Agreement between Cole WG St. Louis MO Portfolio, LLC, and Teachers’ Retirement System of the State of Kentucky pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.15	Promissory Note between Cole WG St. Louis MO Portfolio, LLC, and Wachovia Bank National Association dated November 2, 2005. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q (File No. 333-121094), filed on November 14, 2005)

10.16	Amended and Restated Distribution Reinvestment Plan (included as Appendix C to prospectus). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-121094), filed on December 22, 2005)

10.17	Purchase Agreement among Cole WG Columbia MO, LLC, and ECM Hutchinson, LLC, ECM Clearwest, LLC, Newton, LLC, ECM St. Joseph, LLC, ECM Broadway, LLC, and ECM Olive, LLC pursuant to an Assignment of Agreement of Purchase and Sale dated July 21, 2005, as further assigned by an Instrument of Assignment and Assumption dated November 15, 2005. (Incorporated by reference to Exhibit 10.17 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.18	Note and Deed of Trust Assumption Agreement among Cole WG Columbia MO, LLC, ECM Broadway, LLC, and Wells Fargo Bank, N.A., a national banking association, Successor by Merger to Wells Fargo Bank Minnesota, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2003-C6, dated November 22, 2005. (Incorporated by reference to Exhibit 10.18 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.19	Purchase Agreement among Cole WG Olivette MO, LLC, and ECM Hutchinson, LLC, ECM Clearwest, LLC, Newton, LLC, ECM St. Joseph, LLC, ECM Broadway, LLC, and ECM Olive, LLC pursuant to an Assignment of Agreement of Purchase and Sale dated November 15, 2005. (Incorporated by reference to Exhibit 10.19 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.20	Note and Deed of Trust Assumption Agreement among Cole WG Olivette MO, LLC, ECM Olive, LLC, and Wells Fargo Bank, N.A., a national banking association, Successor by Merger to Wells Fargo Bank Minnesota, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2003-C6, dated November 22, 2005. (Incorporated by reference to Exhibit 10.20 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.21	Purchase Agreement between Cole LO Enterprise AL, LLC, and Daniel Elstein pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated November 30, 2005. (Incorporated by reference to Exhibit 10.21 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.22	Promissory Note between Cole LO Enterprise AL, LLC, and Wachovia Bank, National Association, dated December 1, 2005. (Incorporated by reference to Exhibit 10.22 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.23	Purchase Agreement between Cole CV Alpharetta GA, LLC, and Thompson-Alpharetta, Ltd. pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated November 30, 2005. (Incorporated by reference to Exhibit 10.23 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.24	Promissory Note between Cole CV Alpharetta GA, LLC, and Wachovia Bank, National Association, dated December 1, 2005. (Incorporated by reference to Exhibit 10.24 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.25	Purchase Agreement between Cole CV Richland Hills TX, LP, and Tradewind Associates L.P. pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated December 7, 2005. (Incorporated by reference to Exhibit 10.25 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

Exhibit No.		Description

10.26		Promissory Note between Cole CV Richland Hills TX, LP, and Wachovia Bank, National Association, dated December 8, 2005. (Incorporated by reference to Exhibit 10.26 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.27		Purchase Agreement between Cole FE Rockford IL, LLC, and The Westmoreland Company, Inc. pursuant to an Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions dated December 8, 2005. (Incorporated by reference to Exhibit 10.27 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.28		Promissory Note between Cole FE Rockford IL, LLC, and Wachovia Bank, National Association, dated December 9, 2005. (Incorporated by reference to Exhibit 10.28 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.29		Purchase Agreement between Cole PT Auburn Hills MI, LLC, and Metro Acquisitions, LLC pursuant to an Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions dated December 14, 2005. (Incorporated by reference to Exhibit 10.29 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.30		Promissory Note between Cole PT Auburn Hills MI, LLC, and Wachovia Financial Services, Inc., dated December 15, 2005. (Incorporated by reference to Exhibit 10.30 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.31		Promissory Note between Cole Operating Partnership II, LP and Series C, LLC with respect to Cole RA Alliance OH, LLC dated December 15, 2005. (Incorporated by reference to Exhibit 10.31 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.32		Security Agreement between Cole Operating Partnership II, LP and Series C, LLC with respect to Cole RA Alliance OH, LLC dated December 15, 2005. (Incorporated by reference to Exhibit 10.32 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.33		Promissory Note between Cole Operating Partnership II, LP and Series C, LLC with respect to Cole WG St. Louis MO Portfolio, LLC dated December 15, 2005. (Incorporated by reference to Exhibit 10.33 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10.34		Security Agreement between Cole Operating Partnership II, LP and Series C, LLC with respect to Cole WG St. Louis MO Portfolio, LLC dated December 15, 2005. (Incorporated by reference to Exhibit 10.34 to the Company’s Form POS AM (File No. 333-121094), filed on December 23, 2005)

10	.35*	Purchase and Sale Agreement between Cole AS Macon GA, LLC, and Academy, Ltd., pursuant to an Assignment of Purchase and Sale Agreement dated January 5, 2006.

10	.36*	Promissory Note between Cole AS Macon GA, LLC, and Wachovia Bank, National Association, dated January 6, 2006.

10	.37*	Real Estate Contract between Cole DB Lenexa KS, LLC, and DB-KS, LLC pursuant to an Assignment of Real Estate Contract, dated January 10, 2006.

10	.38*	Promissory Note between Cole DB Lenexa KS, LLC, and Wachovia Bank, National Association, dated January 11, 2006.

10	.39*	Purchase Agreement between Cole RA Enterprise AL, LLC, and NOM Enterprise, LLC, pursuant to an Assignment of Purchase Agreement dated January 26, 2006.

10	.40*	Promissory Note between Cole RA Enterprise AL, LLC, and Wachovia Bank, National Association, dated January 26, 2006.

10	.41*	Master Purchase Agreement and Escrow Instructions among Cole RA Wauseon OH, LLC, and NOM Wauseon, LLC, NOM Defiance, LLC, and NOM Lima Bath, Ltd., pursuant to an Assignment of Master Purchase Agreement and Escrow Instructions dated January 26, 2006.

10	.42*	Promissory Note between Cole RA Wauseon OH, LLC, and Wachovia Bank, National Association, dated January 26, 2006.

10	.43*	Purchase Agreement and Escrow Instructions between Cole ST Crossville TN, LLC, and William F. Graham, PTRS, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated January 25, 2006.

10	.44*	Promissory Note between Cole ST Crossville TN, LLC, and Wachovia Bank, National Association, dated January 26, 2006.

Exhibit No.		Description

10	.45*	Purchase Agreement and Escrow Instructions between Cole RA Saco ME, LLC, and Princeton-Saco, LLC, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated January 26, 2006.

10	.46*	Promissory Note between Cole RA Saco ME, LLC, and Wachovia Bank, National Association, dated January 27, 2006.

10	.47*	Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions between Cole MT Denver CO, LLC, and Shadrall Associates, pursuant to an Assignment of Purchase and Sale of Real Property and Joint Escrow Instructions dated February 6, 2006.

10	.48*	Promissory Note between Cole MT Denver CO, LLC, and Bear Stearns Commercial Mortgage, Inc., dated February 6, 2006.

10	.49*	Loan Agreement between Cole MT Denver CO, LLC, and Bear Stearns Commercial Mortgage, Inc., dated February 6, 2006.

10	.50*	Promissory Note between Cole Operating Partnership II, LP, and Series C, LLC, with respect to Cole MT Denver CO, LLC, dated February 6, 2006.

10	.51*	Security Agreement between Cole Operating Partnership II, LP and Series C, LLC with respect to Cole MT Denver CO, LLC, dated February 6, 2006.

10	.52*	Purchase Agreement and Escrow Instructions between Cole MF Chandler AZ, LLC, and Alma School Town Center LLC, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated February 8, 2006.

10	.53*	Purchase and Sale Agreement between Cole DH Hickory NC, LLC, and Hickory Business Park, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated February 23, 2006.

10	.54*	Promissory Note between Cole DH Hickory NC, LLC, and Wachovia Bank, National Association, dated February 24, 2006.

10	.55*	Contract of Sale between Cole MT Spring TX, LP, and RPI Interests II, Ltd., pursuant to an Assignment of Contract of Sale dated March 1, 2006.

10	.56*	Promissory Note between Cole MT Spring TX, LP, and Bear Stearns Commercial Mortgage, Inc., dated March 2, 2006.

10	.57*	Loan Agreement between Cole MT Spring TX, LP, and Bear Stearns Commercial Mortgage, Inc., dated March 2, 2006.

10	.58*	Purchase Agreement and Escrow Instructions between Cole CV Scioto Trail OH, LLC, and Scioto Trail Company, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated March 6, 2006.

10	.59*	Promissory Note between Cole CV Scioto Trail OH, LLC, and Wachovia Bank, National Association, dated March 8, 2006.

10.60		Form of Dealer Manager Agreement. (Incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q (File No. 333-121094), filed on August 12, 2005)

14	.1*	Cole Credit Property Trust II, Inc. Code of Business Conduct and Ethics.

31	.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.