Form 10-Q
period 2006-03-31
Cole Credit Property Trust II Inc
filed 2006-05-12
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 10, 2006, there were 8,451,568 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2006 and for the year ended December 31, 2005 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed interim financial statements as of and for the fiscal quarter ended March 31, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
Assets:
Real estate assets, at cost:
Land	$42,040,613	$23,854,308
Buildings and improvements, less accumulated depreciation of $730,609 and $151,472 at March 31, 2006 and December 31, 2005, respectively	104,950,394	57,338,359
Acquired intangible lease assets, less accumulated amortization of $337,035 and $71,881 at March 31, 2006 and December 31, 2005, respectively	22,039,074	10,425,618
Total real estate assets	169,030,081	91,618,285

Cash and cash equivalents	5,094,383	4,575,144
Restricted cash	3,995,986	1,813,804
Rents and tenant receivables	341,075	36,001
Prepaid expenses and other assets	149,166	11,928
Deferred financing costs, less accumulated amortization of $91,334 and $17,964 at March 31, 2006 and December 31, 2005, respectively	1,380,073	754,676
Total assets	$179,990,764	$98,809,838

Liabilities and Stockholders' Equity:
Mortgage notes payable	$107,114,415	$66,804,041
Notes payable to affiliates	11,418,400	4,453,000
Accounts payable and accrued expenses	686,773	282,797
Escrowed investor proceeds	3,995,986	1,813,804
Due to affiliates	36,199	41,384
Acquired below market lease intangibles, less accumulated amortization of $5,053 and $52 at March 31, 2006 and December 31, 2005, respectively	686,629	14,637
Distributions payable	621,070	195,209
Total liabilities	124,559,472	73,604,872

Redeemable Common Stock	78,966	—

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 6,276,587 and 2,832,387 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	62,766	28,324
Capital in excess of par value	56,403,018	25,486,442
Accumulated distributions in excess of earnings	(1,113,458)	(309,800)
Total stockholders' equity	55,352,326	25,204,966

Total liabilities and stockholders' equity	$179,990,764	$98,809,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended

	March 31, 2006	March 31, 2005
Revenues:		(Development Stage)
Rental and other income	$2,448,252	$—
Tenant reimbursement income	123,534	—

Total revenue	2,571,786	—

Expenses:
General and administrative	210,573	—
Property operating expenses	140,165	—
Property and asset management fees	125,854	—
Depreciation	578,996	—
Amortization	253,499	—

Total operating expenses	1,309,087	—

Real estate operating income	1,262,699	—

Other income (expense):
Interest income	45,555	—
Interest expense	(1,490,842)	—

Total other expense	(1,445,287)	—

Net loss	$(182,588)	$—

Weighted average number of common shares outstanding
Basic and diluted	4,367,120	20,000

Net loss per common share
Basic and diluted	$(0.04)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number	Par	Excess of	in Excess	Stockholders’
	of Shares	Value	Par Value	of Earnings	Equity
Balance, December 31, 2004	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	2,812,387	28,124	28,080,997	—	28,109,121
Distributions	—	—	—	(195,209)	(195,209)
Commissions on stock sales and related dealer manager fees	—	—	(2,375,780)	—	(2,375,780)
Other offering costs	—	—	(418,575)	—	(418,575)
Net loss	—	—	—	(114,591)	(114,591)
Balance, December 31, 2005	2,832,387	28,324	25,486,442	(309,800)	25,204,966
Issuance of common stock	3,444,200	34,442	34,389,517	—	34,423,959
Distributions	—	—	—	(621,070)	(621,070)
Commissions on stock sales and related dealer manager fees	—	—	(2,894,355)	—	(2,894,355)
Other offering costs	—	—	(514,730)	—	(514,730)
Stock compensation expense	—	—	15,110	—	15,110
Redeemable common stock	—	—	(78,966)	—	(78,966)
Net loss	—	—	—	(182,588)	(182,588)
Balance, March 31, 2006	6,276,587	$62,766	$56,403,018	$(1,113,458)	$55,352,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended

	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:		(Development Stage)
Net loss	$(182,588)	$—
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	578,996	—
Amortization	333,519	—
Stock compensation expense	15,110
Changes in assets and liabilities:		—
Rents and tenant receivables	(305,074)	—
Prepaid expenses and other assets	(137,238)	—
Accounts payable and accrued expenses	403,976	—
Due to affiliates	(5,185)	—

Total adjustments	884,104	—

Net cash provided by operating activities	701,516	—

Cash Flows from Investing Activities:
Investment in real estate and related assets	(60,462,032)	—
Acquired intangible lease assets	(10,559,125)	—
Acquired below market lease intangibles	676,994
Restricted cash	(2,182,182)	—

Net cash used in investing activities	(72,526,345)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	34,423,959	—
Proceeds from mortgage and affiliate notes payable	47,385,400	—
Repayment of mortgage notes payable	(7,344,413)	—
Escrowed investor proceeds liability, net	2,182,182	—
Offering costs on issuance of common stock	(3,409,085)	—
Distributions to investors	(195,209)
Deferred financing costs paid	(698,766)	—

Net cash provided by financing activities	72,344,068	—

Net increase in cash and cash equivalents	519,239	—

Cash and cash equivalents, beginning of period	4,575,144	200,000

Cash and cash equivalents, end of period	$5,094,383	$200,000

Supplemental Cash Flow Disclosures:
Interest paid	$1,500,595	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$621,070	$—
Mortgage notes assumed in real estate acquisitions	$7,234,787	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust II, Inc. (the “Company”) was formed on September 29, 2004 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2005. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (the “Advisor”), the affiliated advisor to the Company, is the sole limited partner and owner of 0.1% of the partnership interests of Cole OP II.

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 45,000,000 shares of its common stock at a price of $10 per share (the “Offering”), subject to discounts in certain circumstances, and up to 5,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at $9.50 per share. The Registration Statement was declared effective on June 27, 2005.

On September 23, 2005, the Company issued the initial 486,000 shares of its common stock under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of March 31, 2006, the Company had issued approximately 6.2 million shares of its common stock in the Offering for aggregate gross proceeds of approximately $62.5 million before offering costs and selling commissions of approximately $6.2 million. As disclosed in the Registration Statement, the Company expects to use substantially all of the net proceeds from the Offering to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant commercial properties net-leased to investment grade and other creditworthy tenants located throughout the United States.

The Company’s stock is not currently listed on a national exchange. The Company may seek to list its stock for trading on a national securities exchange or for quotation on The Nasdaq National Market only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed or quoted. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline, or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such period. Results for this interim period are not necessarily indicative of full year results. During the three months ended March 31, 2005, the Company was in the development stage and did not have any operations during that period. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, and related notes thereto.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s distribution reinvestment plan (the “DRIP”). In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of March 31, 2006 and December 31, 2005, the Company had issued approximately 8,300 and 0 shares of common stock under the DRIP, respectively, for proceeds of approximately $79,000 and $0 under its DRIP, respectively, which have been recorded as redeemable common stock in the respective condensed consolidated balance sheets. As of March 31, 2006 and December 31, 2005, no shares had been redeemed under the Company’s share redemption program.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company adopted the new standard on January 1, 2006. See Note 8.

Note 3 — Real Estate Acquisitions

During the three months ended March 31, 2006, the Company acquired the following properties:
			Square	Purchase
Property	Acquisition Date	Location	Feet	Price
Academy Sports sporting goods	January 6, 2006	Macon, GA	74,532	$5,600,000
David's Bridal specialty retail	January 11, 2006	Lenexa, KS	12,083	3,270,000
Rite Aid drugstore	January 26, 2006	Enterprise, AL	14,564	3,714,000
Rite Aid drugstore	January 26, 2006	Wauseon, OH	14,564	3,893,679
Staples office supply	January 26, 2006	Crossville, TN	23,942	2,900,000
Rite Aid drugstore	January 27, 2006	Saco, ME	11,180	2,500,000
Wadsworth Boulevard marketplace	February 6, 2006	Denver, CO	198,477	18,500,000
Mountainside Fitness center	February 9, 2006	Chandler, AZ	31,063	5,863,000
Drexel Heritage furniture retail	February 24, 2006	Hickory, NC	261,057	4,250,000
Rayford Square retail center	March 2, 2006	Spring, TX	79,968	9,900,000
CVS drugstore	March 8, 2006	Portsmouth, OH	10,170	2,166,000
Wawa convenience store	March 29, 2006	Hockessin, DE	5,160	4,830,000
Wawa convenience store	March 29, 2006	Manahawkin, NJ	4,695	4,414,000
Wawa convenience store	March 29, 2006	Narbeth, PA	4,461	4,206,000
Total			745,916	$76,006,679

In accordance with SFAS, No. 141, “Business Combinations”, the Company allocated the purchase price of these properties, including aggregate acquisition costs of $1,562,564 to the fair value of the assets acquired and liabilities assumed. The Company allocated $18,182,868 to land, $48,176,642 to building and improvements, $11,886,726 to acquired in-place leases, and ($676,993) to acquired below-market leases.

Note 4 — Notes Payable

As of March 31, 2006, the Company had total mortgage notes payable and notes payable to affiliates of approximately $118.5 million. During the three months ended March 31, 2006, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

		Fixed Rate	Fixed		Variable Rate		Total Loan
Property	Location	Loan Amount	Interest Rate	Maturity Date	Loan Amount (1)	Maturity Date	Outstanding
Academy Sports sporting goods	Macon, GA	$3,478,000	5.69%	January 11, 2016	$802,000	April 6, 2006	$4,280,000
David’s Bridal specialty retail	Lenexa, KS	1,799,000	5.86%	January 11, 2011	817,000	April 11, 2006	2,616,000
Rite Aid drugstore	Enterprise, AL	2,043,000	5.80%	February 11, 2016	928,000	April 26, 2006	2,971,000
Rite Aid drugstore	Wauseon, OH	2,142,000	5.80%	February 11, 2016	973,000	April 26, 2006	3,115,000
Staples office supply	Crossville, TN	1,885,000	5.71%	February 11, 2011	435,000	April 26, 2006	2,320,000
Rite Aid drugstore	Saco, ME	1,375,000	5.82%	February 11, 2011	625,000	April 27, 2006	2,000,000
Wadsworth Boulevard marketplace	Denver, CO	12,025,000	5.57%	March 1, 2011	2,275,000	December 31, 2006	14,300,000
Mountainside Fitness	Chandler, AZ	—	N/A	N/A	4,690,400	December 31, 2006	4,690,400
Drexel Heritage furniture retail	Hickory, NC	2,763,000	5.80%	March 11, 2011	637,000	May 24, 2006	3,400,000
Rayford Square	Spring, TX	5,940,000	5.64%	April 1, 2006	—	N/A	5,940,000
CVS drugstore	Portsmouth, OH	1,424,000	5.67%	March 11, 2011	329,000	June 8, 2006	1,753,000
Wawa convenience stores	Various	—	N/A	N/A	(2) 7,234,787	February 26, 2010	7,234,787
Total indebtedness		$34,874,000			$19,746,187		$54,620,187

(1) The variable rate mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points with interest paid monthly.
(2) The mortgage note was assumed from Series A, LLC. See Note 6.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

Note 6 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager, receives, and will continue to receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of gross proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. During the three months ended March 31, 2006, the Company paid approximately $2.9 million to Cole Capital for commissions and dealer manager fees, of which approximately $2.4 million was reallowed to participating broker-dealers.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three months ended March 31, 2006, the Company reimbursed the Advisor approximately $516,000 for organizational and offering expenses and paid approximately $1.2 million for acquisition fees.

If the Advisor provides substantial services, as determined by the Company’s independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which the Advisor received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to the Advisor as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months ended March 31, 2006, the Company paid the Advisor approximately $423,000 for finance coordination fees.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc., (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees currently equal, and are expected to continue to equal 2% of gross revenues, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months ended March 31, 2006, the Company paid Cole Realty approximately $45,000 for property management fees.

The Company pays the Advisor an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three months ended March 31, 2006, the Company paid the Advisor $81,000 for asset management fees.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company pays the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then the Advisor is entitled to receive 10% of remaining net sale proceeds. During the three months ended March 31, 2006, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange or included for quotation on The Nasdaq National Market, a fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual cumulative, non-compounded return to investors will be paid to the Advisor (the “Subordinated Incentive Listing Fee”).

In the event that the advisory agreement with the Advisor is terminated, other than termination by the Company because of a material breach of the advisory agreement by the Advisor, a performance fee of 10% of the amount, if any, by which (i) the appraised asset value of the Company at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay the Advisor a Subordinated Incentive Listing Fee.

The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three months ended March 31, 2006, the Company did not reimburse the Advisor for any such costs.

On February 6, 2006, Cole OP II borrowed $2,275,000 from Series C, LLC (“Series C”), an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by the membership interest held by Cole OP II in the wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $18.5 million, exclusive of closing costs. The loan has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest is payable in full on December 31, 2006. The loan was generally non recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.

On February 10, 2006, Cole OP II borrowed $4,690,400 from Series B, LLC (“Series B”), an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by the membership interest held by Cole OP II in the wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $5.9 million, exclusive of closing costs. The loan has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest is payable in full on December 31, 2006. The loan was generally non-recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.

On March 29, 2006, Cole OP II acquired 100% of the membership interest in Cole WW II, LLC (“WW II”) from Series A, LLC, an affiliate of the Company and the Company’s advisor, for a purchase price of approximately $13.5 million. WW II, through its wholly-owned subsidiaries, owns three single tenant retail buildings 100% leased to Wawa, Inc. The acquisition was funded by net proceeds from the Company’s Offering and the assumption of an approximately $7.2 million loan secured by the properties. The Company’s board of director’s approved the transaction as being fair and reasonable to the Company.

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

Note 8 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share (or greater, if such higher price is necessary so that such options shall not be considered a “nonqualified deferred compensation plan” under Section 409A of the Internal Revenue Code of 1986, as amended). It is intended that the exercise price for future options granted under the IDSOP will be at least 100.0% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2006 and December 31, 2005, the Company had granted options to purchase 10,000 shares at $9.15 per share, each with a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted FAS 123R using the modified prospective application. Accordingly, prior period amounts have not been restated.

During the three months ended March 31, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $15,000. Stock-based compensation expense recognized in the first quarter of 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to SFAS 123R we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, during prior periods we elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

During the three months ended March 31, 2005, no stock options were issued or outstanding. During the three months ended March 31, 2006, no stock options were granted, forfeited, became vested, or exercised. As of March 31, 2006, options to purchase 10,000 shares at $9.15 per share remained outstanding and unvested with a weighted average contractual remaining life of approximately nine years.

In accordance with Statement 123R, the fair value of each stock option granted in 2005 has been estimated as of the date of the grant using the Black-Scholes method based on the following assumptions; a weighted average risk-free interest rate of 4.19%, a projected future dividend yield of 6.0%, expected volatility of 0%, and an expected life of an option of 10 years. Based on these assumptions, the fair value of the options granted during the year ended December 31, 2005 was approximately $60,000 with $30,000 unrecognized as of December 31, 2005.

As of March 31, 2006 there was approximately $15,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized during the quarter ended June 30, 2006.

Note 9 — Subsequent Events

Sale of Shares of Common Stock

As of May 10, 2006, the Company has raised approximately $84.5 million of gross proceeds through the issuance of approximately 8.4 million shares of its common stock under the Offering. As of May 10, 2006, approximately $365.5 million (36.5 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the Company’s distribution reinvestment plan.

Real Estate Acquisitions

The Company acquired the following properties subsequent to March 31, 2006:

Property	Location	Acquisition Date	Square Feet	Purchase Price
CVS drugstore	Lakewood, OH	April 19, 2006	12,737	$2,450,000
Rite Aid drugstore	Cleveland, OH	April 27, 2006	11,214	2,568,700
Rite Aid drugstore	Fremont, OH	April 27, 2006	11,325	2,524,500
Walgreens drugstore	Knoxville, TN	May 8, 2006	15,120	4,750,000
Total			50,396	$12,293,200

Mortgage Notes Payable

Subsequent to March 31, 2006, the Company incurred the following mortgage notes payable in connection with the real estate acquisitions described above:

Property	Location	Fixed Rate Loan Amount	Fixed Interest Rate	Maturity Date	Variable Rate Loan Amount	Maturity Date	Total Loan Outstanding
CVS drugstore	Lakewood, OH	$1,348,000	5.77%	May 11, 2011	$612,000	July 20, 2006	$1,960,000
Rite Aid drugstore	Cleveland, OH	1,413,000	6.05%	May 11, 2011	642,000	July 27, 2006	2,055,000
Rite Aid drugstore	Fremont, OH	1,388,000	6.05%	May 11, 2011	632,000	July 27, 2006	2,020,000
Walgreens drugstore	Knoxville, TN	3,088,000	5.80%	May 11, 2011	712,000	August 8, 2006	3,800,000
Total		$7,237,000			$2,598,000		$9,835,000

In addition, subsequent to March 31, 2006, the Company repaid an aggregate of approximately $8.5 million of variable rate short-term debt related to six loans and an aggregate of approximately $6.7 million of our short-term borrowings from Series C, related to three loans, and approximately $2.9 million to Series B related to one loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto.

As of March 31, 2005, we had not yet commenced real estate operations. Therefore, we do not have meaningful active operations to discuss for the quarter ended March 31, 2005. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the condensed notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiary, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and the “Risk Factors” section of the Registration Statement, relating to the Offering, each as filed with the Securities and Exchange Commission.

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

Results of Operations

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of common stock in the Offering. Prior to such date, we were considered a development stage company. Because we did not commence principal operations until the third quarter of 2005, comparative financial data is not presented for the quarter ended March 31, 2005.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally (such as lower capitalization rates, and increasing interest rates, which lead to higher interest expense), that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans, other than those referred to in our Registration Statement.

As of March 31, 2006, we owned 24 single-tenant, freestanding retail properties, two single-tenant freestanding commercial properties, and two multi-tenant retail properties, all of which were 100% leased. During the three months ended March 31, 2006, we acquired 13 single-tenant, freestanding retail properties and one multi-tenant retail property (see Notes 3 and 4 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Revenue for the three months ended March 31, 2006 totaled approximately $2.6 million. For the three months ended March 31, 2006, property operating expenses were approximately $140,000, property and asset management fees were approximately $126,000, and depreciation and amortization expenses were approximately $832,000.

General and administrative expenses for the three months ended March 31, 2006 totaled approximately $211,000, primarily relating to accounting fees of approximately $158,000, fees paid to our independent directors of approximately $19,000, stock compensation expense of approximately $15,000 and other organization costs of approximately $12,000.

We sustained a net loss for the three months ended March 31, 2006 of approximately $183,000, primarily as a result of incurring overhead-related general and administrative expenses and other operating costs without sufficient rental revenues from properties to cover the costs. Loss per share for the three months ended March 31, 2006 was $0.04. With the acquisition of new properties in future periods, we anticipate that general and administrative expenses, net income, and earnings per share will increase. However, we expect general and administrative expenses to decrease as a percentage of total revenue.

During the three months ended March 31, 2006, we incurred amortization of deferred financing costs and interest expense of approximately $1.5 million. As of March 31, 2006, we had outstanding debt of approximately $118.5 million related to real estate acquisitions, of which approximately $47.4 million was incurred and approximately $7.2 million was assumed in the quarter ended March 31, 2006. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets meeting our investment objectives.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with generally accepted accounting principles in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO is presented in the following table for the period ended as indicated:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Net loss	$(182,588)	$—
Add:
Depreciation of real estate assets	578,996	—
Amortization of lease related costs	253,499	—

FFO	$649,907	$—

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $132,000 and $0 during the three months ended March 31, 2006 and 2005, respectively.

•	During the three months ended March 31, 2006 and 2005, amortization of deferred financing costs totaled approximately $73,000 and $0, respectively.

Liquidity and Capital Resources

Overview

We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financings to complete future property acquisitions. As of March 31, 2006, we had raised approximately $62.5 million in the Offering.

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organizational costs associated with the Offering are initially paid by our Advisor, who will be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of March 31, 2006, our Advisor has paid approximately $2.2 million of offering and organization costs and we have reimbursed the advisor for approximately $937,000 of such costs.

Subsequent to March 31, 2006, we completed the acquisition of four single-tenant retail buildings in separate transactions for an aggregate purchase price of $12.3 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Offering and approximately $9.8 million in aggregate proceeds from four loans. In addition, subsequent to March 31, 2006, we used available cash and proceeds from the Offering to repay an aggregate of approximately $8.5 million of our variable rate short-term debt related to six loans and an aggregate of approximately $6.7 million of our short-term borrowings from Series C, LLC, an affiliate of our Advisor, related to three loans incurred in connection with properties acquired.

On March 31, 2006, our board of directors authorized a daily distribution of $0.0017123 per share for stockholders of record as of the close of business on each day during the period commencing on April 1, 2006 and ending on June 30, 2006. The payment date for each record date in April 2006 will be in May 2006, the payment date for each record date in May 2006 will be in June 2006, and the payment date for each record date in June 2006 will be in July 2006.

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions and for the payment of principal and accrued interest on our outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions will be met from operations and property acquisitions from funding by the offering of our shares of common stock and additional borrowings.

Cash Flow Analysis

Operating Activities

Net cash provided by operating activities was approximately $702,000 for the three months ended March 31, 2006, primarily due to a net loss for the period of approximately $183,000 offset by depreciation and amortization of approximately $913,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities.

Net cash used in investing activities was approximately $72.5 million for the three months ended March 31, 2006, primarily due to approximately $70.3 million used on the acquisition of 14 properties and the associated acquisition costs and approximately $2.2 million in restricted cash, which is held in escrow pending issuance of shares to investors.

Net cash provided by financing activities was approximately $72.3 million for the three months ended March 31, 2006, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $31.0 million, net proceeds from the issuance of mortgage notes of approximately $46.7 million in connection with the acquisition of 14 properties offset by repayments of mortgage notes of approximately $7.3 million and an approximately $2.2 million liability related to investor proceeds, which are held in escrow pending issuance of shares to the investors.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established in to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Valuation of Real Estate Assets;
•	Revenue Recognition; and
•	Income Taxes.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K as of December 31, 2005. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 5 to our condensed consolidated financial statements for further explanations.

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

Subsequent Events

Certain events occurred subsequent to March 31, 2006 through the date of this report. Refer to Note 9 to our condensed consolidated financial statements for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of a property in Lakewood, Ohio;
•	Acquisition of a property in Cleveland, Ohio;
•	Acquisition of a property in Fremont, Ohio;
•	Acquisition of a property in Knoxville, Tennessee;
•	Mortgage notes payable incurred in connection with the acquisitions described above; and
•	Repayments on certain mortgage notes payable and notes payable to affiliates.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements for further explanation of applicable recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (See Notes 4 and 9) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. In the future, we may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2006, approximately $46.7 million of the approximately $118.5 million outstanding on mortgage and affiliate notes payable was subject to variable interest rates, which bear interest in the range of one-month LIBOR rate plus 200 basis points to 220 basis points.

As of March 31, 2006, a 1% change in interest rates would result in a change in interest expense of approximately $467,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

No events occurred during the quarter covered by this report that would require a response to this item.

Item 1A. Risk Factors

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2005, our Registration Statement (No. 333-121094), covering a public offering of up to 45,000,000 shares of common stock to be offered at a price of $10 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 shares of common stock available pursuant to our distribution reinvestment plan.

On September 23, 2005, we issued the initial approximately 486,000 shares in the Offering. As of March 31, 2006, we had issued approximately 6.2 million shares for gross offering proceeds of approximately $62.7 million, out of which we paid costs of approximately $5.3 million in selling commissions and dealer manager fees, approximately $2.9 million in acquisition fees, approximately $743,000 in finance coordination fees, and approximately $937,000 in organization and offering costs to the Advisor or its affiliates. With the net offering proceeds and indebtedness, we acquired approximately $170.0 million in real estate and related assets. As of May 10, 2006, we have sold approximately 8.5 million shares in our primary offering for gross offering proceeds of $84.5 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust II, Inc. (Registrant)

By:	/s/ Christopher H. Cole

Christopher H. Cole
Chief Executive Officer and President

By:	/s/ Blair D. Koblenz

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: May 12, 2006

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	First Amendment to Amended and Restated Advisory Agreement, dated April 17, 2006, between the Company and Cole REIT Advisors II, LLC.
10.2

Purchase and Sale Agreement between Cole AS Macon GA, LLC, and Academy, Ltd., pursuant to an Assignment of Purchase and Sale Agreement dated January 5, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.3

Promissory Note between Cole AS Macon GA, LLC, and Wachovia Bank, National Association, dated January 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.4

Real Estate Contract between Cole DB Lenexa KS, LLC, and DB-KS, LLC, pursuant to an Assignment of Real Estate Contract, dated January 10, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.5

Promissory Note between Cole DB Lenexa KS, LLC, and Wachovia Bank, National Association, dated January 11, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.6

Purchase Agreement between Cole RA Enterprise AL, LLC, and NOM Enterprise, LLC, pursuant to an Assignment of Purchase Agreement dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.7

Promissory Note between Cole RA Enterprise AL, LLC, and Wachovia Bank, National Association, dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.8

Master Purchase Agreement and Escrow Instructions among Cole RA Wauseon OH, LLC, and NOM Wauseon, LLC, NOM Defiance, LLC, and NOM Lima Bath, Ltd., pursuant to an Assignment of Master Purchase Agreement and Escrow Instructions dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.9

Promissory Note between Cole RA Wauseon OH, LLC, and Wachovia Bank, National Association, dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.10

Purchase Agreement and Escrow Instructions between Cole ST Crossville TN, LLC, and William F. Graham, PTRS, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated January 25, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.11

Promissory Note between Cole ST Crossville TN, LLC, and Wachovia Bank, National Association, dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.12

Purchase Agreement and Escrow Instructions between Cole RA Saco ME, LLC, and Princeton-Saco, LLC, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.13

Promissory Note between Cole RA Saco ME, LLC, and Wachovia Bank, National Association, dated January 27, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.14

Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions between Cole MT Denver CO, LLC, and Shadrall Associates, pursuant to an Assignment of Purchase and Sale of Real Property and Joint Escrow Instructions dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.15

Promissory Note between Cole MT Denver CO, LLC, and Bear Stearns Commercial Mortgage, Inc., dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.16

Loan Agreement between Cole MT Denver CO, LLC, and Bear Stearns Commercial Mortgage, Inc., dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.17

Promissory Note between Cole Operating Partnership II, LP, and Series C, LLC, with respect to Cole MT Denver CO, LLC, dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.18

Security Agreement between Cole Operating Partnership II, LP and Series C, LLC with respect to Cole MT Denver CO, LLC, dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.19

Purchase Agreement and Escrow Instructions between Cole MF Chandler AZ, LLC, and Alma School Town Center LLC, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated February 8, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.20

Purchase and Sale Agreement between Cole DH Hickory NC, LLC, and Hickory Business Park, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated February 23, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.21

Promissory Note between Cole DH Hickory NC, LLC, and Wachovia Bank, National Association, dated February 24, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.22

Contract of Sale between Cole MT Spring TX, LP, and RPI Interests II, Ltd., pursuant to an Assignment of Contract of Sale dated March 1, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.23

Promissory Note between Cole MT Spring TX, LP, and Bear Stearns Commercial Mortgage, Inc., dated March 2, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.24

Loan Agreement between Cole MT Spring TX, LP, and Bear Stearns Commercial Mortgage, Inc., dated March 2, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.25

Purchase Agreement and Escrow Instructions between Cole CV Scioto Trail OH, LLC, and Scioto Trail Company, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated March 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.26

Promissory Note between Cole CV Scioto Trail OH, LLC, and Wachovia Bank, National Association, dated March 8, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006)

10.27*	Purchase and Sale Agreement between Series A, LLC, and Cole Operating Partnership II, LP, with respect to Cole WW II, LLC, dated March 29, 2006.
10.28*	Promissory Note between Cole WW II, LLC, and SouthTrust Bank, dated February 27, 2004.
10.29*	Credit Agreement, among Cole WW II, LLC, Cole WW IV, LLC, Conwa Property II LLC, Conwa Property IV LLC, SWA Remainder II LLC, SWA Remainder IV LLC, and SouthTrust Bank, dated February 27, 2004.
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.