Form 10-Q
period 2006-06-30
Cole Credit Property Trust II Inc
filed 2006-08-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-51963

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

Yes ☐ No ☒

As of August 10, 2006, there were 14,700,777 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed interim financial statements as of and for the three months and six months ended June 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
Assets:
Real estate assets, at cost:
Land	$58,061,773	$23,854,308
Buildings and improvements, less accumulated depreciation of $1,597,056 and $151,472, at June 30, 2006 and December 31, 2005, respectively	141,977,524	57,338,359
Acquired intangible lease assets, less accumulated amortization of $770,802 and $71,881 at June 30, 2006 and December 31, 2005, respectively	26,491,408	10,425,618
Total real estate assets	226,530,705	91,618,285

Cash and cash equivalents	3,344,877	4,575,144
Restricted cash	5,083,390	1,813,804
Rents and tenant receivables	649,183	36,001
Prepaid expenses and other assets	193,202	11,928
Deferred financing costs, less accumulated amortization of $193,545 and $17,964at June 30, 2006 and December 31, 2005, respectively	1,867,331	754,676
Total assets	$237,668,688	$98,809,838

Liabilities and Stockholders' Equity:
Mortgage notes payable	$129,987,739	$66,804,041
Notes payable to affiliates	—	4,453,000
Accounts payable and accrued expenses	1,035,422	282,797
Escrowed investor proceeds	5,083,390	1,813,804
Due to affiliates	16,847	41,384
Acquired below market lease intangibles, less accumulated amortization of $19,560 and $52 at June 30, 2006 and December 31, 2005, respectively	1,193,809	14,637
Distributions payable	536,858	195,209
Total liabilities	137,854,065	73,604,872

Redeemable Common Stock	782,538	—

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 11,375,420 and 2,832,387 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	113,754	28,324
Capital in excess of par value	101,580,706	25,486,442
Accumulated distributions in excess of earnings	(2,662,375)	(309,800)
Total stockholders' equity	99,032,085	25,204,966

Total liabilities and stockholders' equity	$237,668,688	$98,809,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:		(Development Stage)		(Development Stage)
Rental and other income	$3,544,321	$—	$5,992,573	$—
Tenant reimbursement income	171,172	—	294,706	—

Total revenue	3,715,493	—	6,287,279	—

Expenses:
General and administrative	330,283	—	540,856	—
Property operating expenses	154,259	—	294,424	—
Property and asset management fees	175,514	—	301,368	—
Depreciation	866,577	—	1,445,573	—
Amortization	409,048	—	662,547	—

Total operating expenses	1,935,681	—	3,244,768	—

Real estate operating income	1,779,812	—	3,042,511	—

Other income (expense):
Interest income	42,209	—	87,764	—
Interest expense	(2,003,868)	—	(3,494,710)	—

Total other expense	(1,961,659)	—	(3,406,946)	—

Net loss	$(181,847)	$—	$(364,435)	$—

Weighted average number of common shares outstanding:
Basic and diluted	8,802,483	20,000	6,587,125	20,000

Net loss per common share:
Basic and diluted	$(0.02)	$—	$(0.06)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number	Par	Excess of	in Excess	Stockholders’
	of Shares	Value	Par Value	of Earnings	Equity
Balance, December 31, 2005	2,832,387	$28,324	$25,486,442	$(309,800)	$25,204,966
Issuance of common stock	8,543,033	85,430	85,260,447	—	85,345,877
Distributions	—	—	—	(1,988,140)	(1,988,140)
Commissions on stock sales and related dealer manager fees	—	—	(7,143,234)	—	(7,143,234)
Other offering costs	—	—	(1,266,594)	—	(1,266,594)
Stock compensation expense	—	—	26,183	—	26,183
Redeemable common stock	—	—	(782,538)	—	(782,538)
Net loss	—	—	—	(364,435)	(364,435)
Balance, June 30, 2006	11,375,420	$113,754	$101,580,706	$(2,662,375)	$99,032,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
		(Development Stage)
Cash Flows from Operating Activities:
Net loss	$(364,435)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,445,573	—
Amortization	854,994	—
Stock compensation expense	26,183	—
Changes in assets and liabilities:
Rents and tenant receivables	(613,182)	—
Prepaid expenses and other assets	(181,274)	—
Accounts payable and accrued expenses	752,625	—
Due to affiliates	(24,537)	—

Net cash provided by operating activities	1,895,947	—

Cash Flows from Investing Activities:
Investment in real estate and related assets	(106,808,328)	—
Acquired intangible lease assets	(14,303,799)	—
Acquired below market lease intangibles	1,198,680
Restricted cash	(3,269,586)	—

Net cash used in investing activities	(123,183,033)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	84,563,339	—
Proceeds from mortgage and affiliate notes payable	71,852,863	—
Repayment of mortgage and affiliate notes payable	(29,066,952)	—
Escrowed investor proceeds liability	3,269,586	—
Offering costs on issuance of common stock	(8,409,828)	—
Distributions to investors	(863,953)
Deferred financing costs paid	(1,288,236)	—

Net cash provided by financing activities	120,056,819	—

Net decrease in cash and cash equivalents	(1,230,267)	—

Cash and cash equivalents, beginning of period	4,575,144	200,000

Cash and cash equivalents, end of period	$3,344,877	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$536,858	$—
Mortgage notes assumed in real estate acquisitions	$15,944,787	$—
Common stock issused through distribution reinvestment plan	$782,538	$—
Supplemental Cash Flow Disclosures:
Interest paid	$3,164,582	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust II, Inc. (the “Company”) was formed on September 29, 2004 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2005. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (the “Advisor”), the affiliated advisor to the Company, is the sole limited partner and owner of 0.01% of the partnership interests of Cole OP II.

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

On September 23, 2005, the Company issued the initial 486,000 shares of its common stock under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of June 30, 2006, the Company had issued approximately 11.4 million shares of its common stock in the Offering for aggregate gross proceeds of approximately $113.7 million before offering costs and selling commissions of approximately $11.2 million. As disclosed in the Registration Statement, the Company expects to use substantially all of the net proceeds from the Offering to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant commercial properties net-leased to investment grade or otherwise creditworthy tenants located throughout the United States.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. During the three months and six months ended June 30, 2005, the Company was in the development stage and did not have any operations during that period. The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2005, and related notes thereto.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $5.1 million of offering proceeds for which shares of common stock had not been issued as of June 30, 2006.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s distribution reinvestment plan (the “DRIP”). In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of June 30, 2006 and December 31, 2005, the Company had issued approximately 82,400 and 0 shares of common stock under the DRIP, respectively, for proceeds of approximately $783,000 and $0 under its DRIP, respectively, which have been recorded as redeemable common stock in the respective condensed consolidated balance sheets. As of June 30, 2006 and December 31, 2005, no shares had been redeemed under the Company’s share redemption program.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised 100% of our total consolidated revenues for the three and six months ended June 30, 2006. Although the Company’s investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. However, as each of its single-tenant properties have similar economic characteristics, tenants, and products and services, our single-tenant properties have been aggregated into one reportable segment.

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

Note 3 — Real Estate Acquisitions

During the six months ended June 30, 2006, the Company acquired the following properties:
Property	Acquisition Date	Location	Square Feet	Purchase Price
Academy Sports sporting goods	January 6, 2006	Macon, GA	74,532	$5,600,000
David’s Bridal specialty retail	January 11, 2006	Lenexa, KS	12,083	3,270,000
Rite Aid drugstore	January 26, 2006	Enterprise, AL	14,564	3,714,000
Rite Aid drugstore	January 26, 2006	Wauseon, OH	14,564	3,893,679
Staples office supply	January 26, 2006	Crossville, TN	23,942	2,900,000
Rite Aid drugstore	January 27, 2006	Saco, ME	11,180	2,500,000
Wadsworth Boulevard marketplace	February 6, 2006	Denver, CO	198,477	18,500,000
Mountainside Fitness center	February 9, 2006	Chandler, AZ	31,063	5,863,000
Drexel Heritage furniture retail	February 24, 2006	Hickory, NC	261,057	4,250,000
Rayford Square retail center	March 2, 2006	Spring, TX	79,968	9,900,000
CVS drugstore	March 8, 2006	Portsmouth, OH	10,170	2,166,000
Wawa convenience store	March 29, 2006	Hockessin, DE	5,160	4,830,000
Wawa convenience store	March 29, 2006	Manahawkin, NJ	4,695	4,414,000
Wawa convenience store	March 29, 2006	Narbeth, PA	4,461	4,206,000
CVS drugstore	April 20, 2006	Lakewood, OH	12,800	2,450,000
Rite Aid drugstore	April 27, 2006	Cleveland, OH	11,325	2,568,700
Rite Aid drugstore	April 27, 2006	Fremont, OH	11,325	2,524,500
Walgreens drugstore	May 8, 2006	Knoxville, TN	15,120	4,750,000
CVS drugstore	May 26, 2006	Madison, MS	13,824	4,463,088
Rite Aid drugstore	May 26, 2006	Defiance, OH	14,564	4,326,165
Conns appliance retailer	May 26, 2006	San Antonio, TX	25,230	4,624,619
Dollar General specialty retailer	June 2, 2006	Crossville, TN	24,341	3,000,000
Dollar General specialty retailer	June 9, 2006	Ardmore, TN	24,341	2,775,000
Dollar General specialty retailer	June 12, 2006	Livingston, TN	24,341	2,856,000
Wehrenberg movie theatre	June 14, 2006	Arnold, MO	50,000	8,200,000

Property	Acquisition Date	Location	Square Feet	Purchase Price
Sportmans Warehouse specialty retailer	June 27, 2006	Wichita, KS	50,003	$8,231,000
CVS drugstore	June 28, 2006	Portsmouth, OH	10,650	2,101,708
Advance Auto specialty retailer	June 29, 2006	Greenfield, IN	7,000	1,375,500
Advance Auto specialty retailer	June 29, 2006	Trenton, OH	7,000	1,060,000
Rite Aid drugstore	June 29, 2006	Lansing, MI	11,680	1,735,000
Total			1,059,460	$133,047,959

In accordance with SFAS, No. 141, “Business Combinations”, the Company allocated the purchase price of these properties, including aggregate acquisition costs of $2,808,000 to the fair value of the assets acquired and liabilities assumed. The Company allocated $34,204,000 to land, $85,918,000 to building and improvements, $16,775,000 to acquired in-place leases, ($1,204,000) to acquired below-market leases and $15,944,000 related to debt assumed related to properties acquired during the six months ended June 30, 2006.

Note 4 — Notes Payable

As of June 30, 2006, the Company had total mortgage notes payable of approximately $130.0 million. During the six months ended June 30, 2006, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Location	Fixed Rate Loan Amount	Fixed Interest Rate	Maturity Date	Variable Rate Loan Amount (1)		Maturity Date	Total Loan at Acquisition
Academy Sports sporting goods	Macon, GA	$3,478,000	5.69%	January 11, 2016	$802,000	(2)	April 6, 2006	$4,280,000
David's Bridal specialty retail	Lenexa, KS	1,799,000	5.86%	January 11, 2011	817,000	(2)	April 11, 2006	2,616,000
Rite Aid drugstore	Enterprise, AL	2,043,000	5.80%	February 11, 2016	928,000	(2)	April 26, 2006	2,971,000
Rite Aid drugstore	Wauseon, OH	2,142,000	5.80%	February 11, 2016	973,000	(2)	April 26, 2006	3,115,000
Staples office supply	Crossville, TN	1,885,000	5.71%	February 11, 2011	435,000	(2)	April 26, 2006	2,320,000
Rite Aid drugstore	Saco, ME	1,375,000	5.82%	February 11, 2011	625,000	(2)	April 27, 2006	2,000,000
Wadsworth Boulevard marketplace	Denver, CO	12,025,000	5.57%	March 1, 2011	2,275,000	(2)	December 31, 2006	14,300,000
Mountainside Fitness center	Chandler, AZ	—	N/A	N/A	4,690,400	(2)	December 31, 2006	4,690,400
Drexel Heritage furniture retail	Hickory, NC	2,763,000	5.80%	March 11, 2011	637,000	(2)	May 24, 2006	3,400,000
Rayford Square retail center	Spring, TX	5,940,000	5.64%	April 1, 2016	—		N/A	5,940,000
CVS drugstore	Portsmouth, OH	1,424,000	5.67%	March 11, 2011	329,000	(2)	June 8, 2006	1,753,000
Wawa convenience stores	Various	—	N/A	N/A	7,234,787	(3)	February 26, 2010	7,234,787
CVS drugstore	Lakewood, OH	1,348,000	5.77%	May 11, 2011	612,000		July 20, 2006	1,960,000
Rite Aid drugstore	Cleveland, OH	1,413,000	6.05%	May 11, 2011	642,000		July 27, 2006	2,055,000
Rite Aid drugstore	Fremont, OH	1,388,000	6.05%	May 11, 2011	632,000		July 27, 2006	2,020,000
Walgreens drugstore	Knoxville, TN	3,088,000	5.80%	May 11, 2011	712,000		August 8, 2006	3,800,000
CVS drugstore	Madison, MS	2,809,000	5.60%	February 11, 2016	—		N/A	2,809,000
Rite Aid drugstore	Defiance, OH	2,321,000	5.76%	January 11, 2016	—		N/A	2,321,000
Conns appliance retailer	San Antonio, TX	2,461,000	5.86%	May 11, 2011	1,119,000		July 25, 2006	3,580,000
Dollar General specialty retailer	Crossville, TN	1,950,000	5.75%	June 11, 2016	450,000		September 2, 2006	2,400,000
Dollar General specialty retailer	Ardmore, TN	1,804,000	5.79%	June 11, 2016	416,000		September 9, 2006	2,220,000
Dollar General specialty retailer	Livingston, TN	1,856,000	5.79%	July 11, 2016	429,000		October 12, 2006	2,285,000
Sportmans Warehouse specialty retailer	Wichita, KS	—	N/A	N/A	6,173,250	(4)	December 27, 2006	6,173,250
Rite Aid drugstore	Lansing, MI	1,041,000	5.90%	July 1, 2016	—		N/A	1,041,000
Total indebtedness		$56,353,000			$30,931,437			$87,284,437

(1) The variable rate mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points with interest only paid monthly.
(2) The respective variable rate loan amounts were repaid prior to June 30, 2006.
(3) The respective variable rate loan was refinanced on June 9, 2006 to a $7,748,000 term mortgage loan with a fixed interest rate of 6.56% maturing on June 11, 2006.
(4) The loan is a revolving credit facility secured by the respective property.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

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

Note 6 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager, receives, and will continue to receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. During the three months and six months ended June 30, 2006, the Company paid approximately $4.2 million and $7.1 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $3.6 million and $6.0 million, respectively, was reallowed to participating broker-dealers.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the six months ended June 30, 2006, the Company reimbursed the Advisor approximately $1.4 million for organizational and offering expenses. At June 30, 2006, approximately $782,000 of such costs had been incurred by the Advisor but had not been reimbursed by the Company. During the three months and six months ended June 30, 2006, the Company paid the Advisor approximately $830,000 and approximately $2.1 million for acquisition fees, respectively.

If the Advisor provides substantial services, as determined by the Company’s independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which the Advisor received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to the Advisor as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months and six months ended June 30, 2006, the Company paid the Advisor approximately $306,000 and approximately $728,000 for finance coordination fees, respectively.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc., (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees currently equal, and are expected to continue to equal 2% of gross revenues, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months and six months ended June 30, 2006, the Company paid Cole Realty approximately $68,000 and approximately $113,000 for property management fees, respectively.

The Company pays the Advisor an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three months and six months ended June 30, 2006, the Company paid the Advisor approximately $108,000 and approximately $189,000 for asset management fees, respectively.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company pays the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then the Advisor is entitled to receive 10% of remaining net sale proceeds. During the six months ended June 30, 2006, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the six months ended June 30, 2006, the Company did not reimburse the Advisor for any such costs.

On February 6, 2006, Cole OP II borrowed $2,275,000 from Series C, LLC (“Series C”), an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by the membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $18.5 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full on April 26, 2006.

On February 10, 2006, Cole OP II borrowed $4,690,400 from Series B, LLC (“Series B”), an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by the membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $5.9 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non-recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full in May 2006.

On March 29, 2006, Cole OP II acquired 100% of the membership interest in Cole WW II, LLC (“WW II”) from Series A, LLC, an affiliate of the Company and the Company’s advisor, for a purchase price of approximately $13.5 million. WW II, through its wholly-owned subsidiaries, owns three single tenant retail buildings 100% leased to Wawa, Inc. The acquisition was funded by net proceeds from the Company’s Offering and the assumption of an approximately $7.2 million loan secured by the properties. The Company’s board of director’s, including all of the independent directors, approved the transaction as being fair and reasonable to the Company, at a price in excess of the cost to WW II, but substantial justification exists for such excess, such excess is reasonable and the costs of the interest did not exceed its current fair market value as determined by an independent expert selected by the Company’s independent directors.

On April 26, 2006, Cole OP II repaid a $2,458,000 promissory note and a $1,995,000 promissory note to Series C. The notes were issued on December 15, 2005.

During the three months and six months ended June 30, 2006, Cole OP II paid approximately $70,000 and approximately $224,000 to affiliates under the aforementioned loans.

On May 26, 2006, Cole OP II, directly and through a wholly-owned subsidiary, acquired 100% of the partnership interests in Cole CO San Antonio TX, LP (“CO San Antonio”) from Series D, LLC and Cole GP San Antonio TX, LLC, both an affiliate of the Company and the Company’s advisor, for a purchase price of approximately $4.6 million. CO San Antonio owns a single tenant retail building 100% leased to a wholly owned subsidiary of Conn’s, Inc., which guarantees the lease. The acquisition was funded by net proceeds from the Company’s Offering and the assumption of an approximately $3.6 million loan secured by the property. The Company’s board of director’s, including all of the independent directors, approved the transaction as being fair and reasonable to the Company, at a price no greater than the cost to Series D, LLC, and at a cost that did not exceed its current fair market value as determined by an independent expert.

On May 26, 2006, Cole OP II acquired 100% of the membership interests in Cole RA Defiance OH, LLC (“RA Defiance”) from Cole Acquisitions I, LLC, f/k/a Cole Takedown, LLC (“Cole Acquisitions”), an affiliate of the Company and the Company’s advisor, for a purchase price of approximately $4.3 million. RA Defiance owns a single tenant retail building 100% leased to a wholly-owned subsidiary of Rite Aid Corporation, which guarantees the lease. The acquisition was funded by net proceeds from the Company’s Offering and the assumption of an approximately $2.3 million loan secured by the property. The Company’s board of director’s, including all of the independent directors, approved the transaction as being fair and reasonable to the Company, at a price no greater than the cost to Cole Acquisitions, and at a cost that did not exceed its current fair market value as determined by an independent expert.

On May 26, 2006, Cole OP II acquired 100% of the membership interests in Cole CV Madison MS, LLC (“CV Madison”) from Cole Acquisitions, an affiliate of the Company and the Company’s advisor, for a purchase price of approximately $4.5 million. CV Madison owns a single tenant retail building 100% leased to a wholly-owned subsidiary of CVS Pharmacy, Inc. (“CVS”), which guarantees the lease. The acquisition was funded by net proceeds from the Company’s Offering and the assumption of an approximately $2.8 million loan secured by the property. The Company’s board of director’s, including all of the independent directors, approved the transaction as being fair and reasonable to the Company, at a price no greater than the cost to Cole Acquisitions, and at a cost that did not exceed its current fair market value as determined by an independent expert.

On June 28, 2006, Cole OP II acquired 100% of the membership interests in Cole CV Portsmouth OH, LLC (“CV Portsmouth”) from Cole Acquisitions I, LLC, an affiliate of the Company and the Company’s advisor, for a purchase price of approximately $2.1 million. CV Portsmouth owns a single tenant retail building 100% leased to a wholly-owned subsidiary of CVS. The acquisition was funded by net proceeds from the Company’s Offering. The Company’s board of director’s, including all of the independent directors, approved the transaction as being fair and reasonable to the Company.

At June 30, 2006, due to affiliates consisted of approximately $17,000 payable to subsidiaries of Cole Advisors for reimbursement of certain costs related to property acquisitions. At December 31, 2005, due to affiliates consisted of approximately $36,000 payable to Cole Advisors for reimbursement of legal fees and approximately $5,000 payable to Cole Capital, for commissions and dealer manager fees payable on stock issuances.

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

Note 8 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share (or greater, if such higher price is necessary so that such options shall not be considered a “nonqualified deferred compensation plan” under Section 409A of the Internal Revenue Code of 1986, as amended). It is intended that the exercise price for future options granted under the IDSOP will be at least 100.0% of the fair market value of the Company’s common stock as of the date the option is granted. As of June 30, 2006 and December 31, 2005, the Company had granted options to purchase 20,000 and 10,000 shares at $9.15 per share, respectively, each with a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted FAS 123R using the modified prospective application. Accordingly, prior period amounts have not been restated.

During the three months and six months ended June 30, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $11,000 and approximately $26,000, respectively. Stock-based compensation expense recognized in the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

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

During the three months and six months ended June 30, 2005, options to purchase 10,000 shares at $9.15 per share were granted, no options were forfeited, became vested, or were exercised. During the three months and six months ended June 30, 2006, options to purchase 10,000 shares at $9.15 per share were granted, 10,000 share options became vested, no options were forfeited or exercised. As of June 30, 2006, options to purchase 20,000 shares at $9.15 per share remained outstanding and options to purchase 10,000 shares options were unvested with a weighted average contractual remaining life of approximately nine years.

In accordance with Statement 123R, the fair value of each stock option granted has been estimated as of the date of the grant using the Black-Scholes method based on the following assumptions; a weighted average risk-free interest rate from 4.19% to 5.07%, a projected future dividend yield from 6.0% to 6.25%, expected volatility of 0%, and an expected life of an option of 10 years. Based on these assumptions, the fair value of the options granted during the six months ended June 30, 2006 and 2005 was approximately $55,000 and $60,000, respectively. As of June 30, 2006, there was approximately $50,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through the quarter ended June 30, 2007.

Note 9 — Subsequent Events

Sale of Shares of Common Stock

As of August 10, 2006, the Company has raised approximately $147.1 million of gross proceeds through the issuance of approximately 14.7 million shares of its common stock under the Offering. As of August 10, 2006, approximately $303.7 million (30.4 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the Company’s distribution reinvestment plan.

Real Estate Acquisitions

The Company acquired the following properties subsequent to June 30, 2006:

Property	Location	Acquisition Date	Square Feet	Purchase Price
Advance Auto specialty retailer	Columbia Heights, MN	July 6, 2006	7,000	$1,730,578
Advance Auto specialty retailer	Fergus Falls, MN	July 6, 2006	7,000	1,203,171
CVS drugstore	Okeechobee, FL	July 7, 2006	13,050	6,459,262
Office Depot specialty retailer	Dayton, OH	July 7, 2006	19,880	3,416,526
Advance Auto specialty retailer	Holland, MI	July 12, 2006	7,000	2,071,843
Advance Auto specialty retailer	Holland Township, MI	July 12, 2006	7,000	2,137,244
Advance Auto specialty retailer	Zeeland, MI	July 12, 2006	7,000	1,840,715
CVS drugstore	Orlando, FL	July 12, 2006	13,813	4,956,763
Office Depot specialty retailer	Greenville, MS	July 12, 2006	25,054	3,491,470
Office Depot specialty retailer	Warrensburg, MO	July 19, 2006	20,000	2,880,552
CVS drugstore	Gulfport, MS	August 10, 2006	10,908	4,414,117
Total			137,705	$34,602,241

Mortgage Notes Payable

Subsequent to June 30, 2006, the Company incurred or assumed the following mortgage notes payable in connection with the real estate acquisitions described above:

Property	Location	Fixed Rate Loan Amount	Fixed Interest Rate	Maturity Date	Variable Rate Loan Amount	Maturity Date	Total Loans Issued at Acquisition
Advance Auto specialty retailer	Columbia Heights, MN	$1,038,000	5.83%	July 11, 2016	$346,000	October 6, 2006	$1,384,000
Advance Auto specialty retailer	Fergus Falls, MN	722,000	5.83%	July 11, 2016	241,000	October 6, 2006	963,000
CVS drugstore	Okeechobee, FL	4,076,000	5.60%	February 11, 2016	—	N/A	4,076,000
Office Depot specialty retailer	Dayton, OH	2,130,000	5.73%	January 11, 2016	—	N/A	2,130,000
Advance Auto specialty retailer	Holland, MI	1,193,000	5.83%	April 11, 2016	—	N/A	1,193,000
Advance Auto specialty retailer	Holland Township, MI	1,231,000	5.83%	April 11, 2016	—	N/A	1,231,000
Advance Auto specialty retailer	Zeeland, MI	1,057,000	5.83%	April 11, 2016	—	N/A	1,057,000
CVS drugstore	Orlando, FL	3,016,000	5.68%	April 11, 2016	—	N/A	3,016,000
Office Depot specialty retailer	Greenville, MS	2,192,000	5.76%	March 11, 2011	—	N/A	2,192,000
Office Depot specialty retailer	Warrensburg, MO	1,810,000	5.85%	April 11, 2011	—	N/A	1,810,000
CVS drugstore	Gulfport, MS	2,611,000	5.28%	April 11, 2016	—	N/A	2,611,000
Total		$21,076,000			$587,000		$21,663,000

In addition, subsequent to June 30, 2006, the Company repaid an aggregate of approximately $3.0 million of variable rate short-term debt related to four loans and repaid approximately $6.2 million on its revolving credit facility.

Subsequent to June 30, 2006, the Company entered into an extended rate lock agreement to lock the interest to be used on approximately $24.0 million of future loans at 6.262%. In connection therewith, the Company has deposited approximately $690,000 with the Lender, which will be refunded to the Company upon loan closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto.

As of June 30, 2005, we had not yet commenced real estate operations. Therefore, we do not have meaningful active operations to discuss for the three months and six months ended June 30, 2005. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the condensed notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of common stock in the Offering. Prior to such date, we were considered a development stage company. Because we did not commence principal operations until the third quarter of 2005, comparative financial data is not presented for the three months and six months ended June 30, 2005.

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 95% of total revenue during the three months and six months ended June 30, 2006. As 100% of our properties are under lease, with an average remaining lease term of approximately 12.5 years, our exposure to changes in commercial rental rates on our portfolio is substantially mitigated. As of June 30, 2006, the debt leverage ratio of our portfolio was approximately 57%, with approximately 19% of the debt, or $24.2 million, subject to variable interest rates. We intend to manage our interest rate risk by repaying approximately $4.6 million , or 19%, of our short-term variable rate debt as it matures during the quarter ending September 30, 2006 and we expect to refinance the remaining approximately $19.6 million, or 81%, of our variable rate debt as it matures during the fourth quarter of 2006. We expect to fund the repayments with proceeds from our ongoing Offering. Additionally, as we continue to raise capital under our Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously such that our operating yield is determinable, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally (such as lower capitalization rates and increasing interest rates, which lead to higher interest expense), that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans, other than those referred to in our annual report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, we owned 39 single-tenant, freestanding retail properties, two single-tenant freestanding commercial properties, and two multi-tenant retail properties, all of which were 100% leased. During the three months ended June 30, 2006, we acquired 16 single-tenant, freestanding retail properties. During the six months ended June 30, 2006, we acquired 28 single-tenant, freestanding retail properties and two multi-tenant retail properties (see Notes 3 and 4 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2006 totaled approximately $3.7 million. Rental income accounted for approximately 95% of our revenue. During the three months ended June 30, 2006, we owned an average of 36 properties, with an average income capitalization rate of approximately 7.75%. Income capitalization rate is measured as the ratio of the rental income produced by a property divided by the purchase price of the property. The higher the income capitalization rate for a property, the higher the amount of revenue the property is generating relative to its purchase price.

Property operating expenses for the three months ended June 30, 2006 were approximately $154,000, which included property taxes, maintenance costs, and utilities which are substantially reimbursed by the tenant.

Property and asset management fees were approximately $176,000 and depreciation and amortization expenses were approximately $1.3 million for the three months ended June 30, 2006. Property management fees and asset management fees and depreciation and amortization expenses are directly related to the value of real estate owned by us or the rental income generated by such assets. During the three months ended June 30, 2006, the average aggregate value of our real estate assets was $197.8 million.

General and administrative expenses for the three months ended June 30, 2006 totaled approximately $330,000, primarily relating to accounting and legal fees, independent directors fees, stock compensation expense, and other organization costs. During the three months ended June 30, 2006, we incurred amortization of deferred financing costs and interest expense of approximately $2.0 million.

We sustained a net loss for the three months ended June 30, 2006 of approximately $182,000, primarily as a result of incurring overhead-related general and administrative expenses and other operating costs, including costs incurred to refinance a loan, without sufficient rental revenues from properties to cover the costs. Loss per share for the three months ended June 30, 2006 was $0.02. With the acquisition of new properties in future periods, we anticipate that revenue, general and administrative expenses, net income, and earnings per share will increase. However, we expect general and administrative expenses to decrease as a percentage of total revenue.

Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2006 totaled approximately $6.3 million. Rental income accounted for approximately 95% of our revenue. During the six months ended June 30, 2006 we owned an average of 29 properties, with an average income capitalization rate of approximately 7.79%. Income capitalization rate is measured as the ratio of the rental income produced by a property divided by the purchase price of the property. The higher the income capitalization rate for a property, the higher the amount of revenue the property is generating relative to its purchase price.

Property operating expenses for the six months ended June 30, 2006 were approximately $294,000, which included costs such as property taxes, maintenance costs, and utilities which are substantially reimbursed by the tenant.

Property and asset management fees were approximately $301,000 and depreciation and amortization expenses were approximately $2.1million for the six months ended June 30, 2006. Property management fees and asset management fees and depreciation and amortization expenses are directly related to the value of real estate owned by us or the rental income generated by such assets. During the six months ended June 30, 2006, the average aggregate value of our real estate assets was $159.1 million.

General and administrative expenses for the six months ended June 30, 2006 totaled approximately $541,000, primarily relating to accounting and legal fees, independent directors fees, stock compensation expense, and other organization costs.

We sustained a net loss for the six months ended June 30, 2006 of approximately $364,000, primarily as a result of incurring overhead-related general and administrative expenses and other operating costs, including costs incurred to refinance a loan, without sufficient rental revenues from properties to cover the costs. Loss per share for the six months ended June 30, 2006 was $0.06. With the acquisition of new properties in future periods, we anticipate that revenue, general and administrative expenses, net income, and earnings per share will increase. However, we expect general and administrative expenses to decrease as a percentage of total revenue.

During the three months ended June 30, 2006, we incurred amortization of deferred financing costs and interest expense of approximately $1.8 million, which included approximately $162,000 of expenses incurred to refinance a variable rate loan. During the six months ended June 30, 2006, we incurred amortization of deferred financing costs and interest expense of approximately $3.5 million. Property operating expenses for the six months ended June 30, 2006 were approximately $456,000, which included approximately $162,000 of expenses incurred to refinance a variable rate loan. As of June 30, 2006, we had outstanding debt of approximately $130.0 million related to real estate acquisitions, of which approximately $60.2 million was incurred and approximately $15.9 million was assumed in the six months ended June 30, 2006. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets meeting our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss	$(181,847)	$—	$(364,435)	$—
Add:
Depreciation of real estate assets	866,577	—	1,445,573	—
Amortization of lease related costs	409,048	—	662,547	—

FFO	$1,093,778	$—	$1,743,685	$—

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $172,000 and $304,000 during the three months and six months ended June 30, 2006, respectively.

•	During the three months and six months ended June 30, 2006, amortization of deferred financing costs totaled approximately $109,000 and $182,000, respectively.

Liquidity and Capital Resources

Overview

We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financings to complete future property acquisitions. As of June 30, 2006, we had raised approximately $113.7 million in the Offering.

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organizational costs associated with the Offering are initially paid by our Advisor, who will be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of June 30, 2006, our Advisor has paid approximately $2.5 million of offering and organization costs and we have reimbursed the advisor for approximately $1.8 million of such costs.

Subsequent to June 30, 2006, we completed the acquisition of eleven single-tenant retail buildings in separate transactions for an aggregate purchase price of $34.6 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Offering, approximately $2.3 million in aggregate proceeds from two new loans and the assumption of nine loans aggregating approximately $19.3 million. In addition, subsequent to June 30, 2006, we used available cash and proceeds from the Offering to repay an aggregate of approximately $9.2 million of our variable rate short-term debt related to five loans.

On June 15, 2006, our board of directors authorized a daily distribution of $0.0017808 per share for stockholders of record as of the close of business on each day during the period commencing on July 1, 2006 and ending on September 30, 2006. The payment date for each record date in July 2006 will be in August 2006, the payment date for each record date in August 2006 will be in September 2006, and the payment date for each record date in September 2006 will be in October 2006.

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

As of June 30, 2006, we had approximately $130.0 million of debt outstanding consisting of approximately $105.8 million in fixed rate, term mortgage loans and approximately $24.2 million in variable rate term mortgage loans. The weighted average interest rate at June 30,2006 under the fixed rate term mortgage loans was approximately 5.88% and the variable rate term mortgage interest rate is stated at LIBOR plus 2.0%. Additionally our debt leverage ratio was approximately 57% and the weighted average years to maturity was 6.68 years at June 30, 2006.

Our contractual obligations as of June 30, 2006, are as follows:

	Less than			More than
	1 year	1-3 years	4-5 years	5 years	Total
Principal payments - fixed rate debt	$—	$9,788,489	$47,635,000	$48,399,000	$105,822,489
Interest payments - fixed rate debt	6,007,537	11,527,541	9,990,949	14,068,672	41,594,699
Principal payments - variable rate debt	24,165,250	—	—	—	24,165,250
Interest payments - variable rate debt (1)	504,289	—	—	—	504,289
Total	$30,677,076	$21,316,030	$57,625,949	$62,467,672	$172,086,727

(1)	A rate of 7.35% was used to calculate the variable debt payment obligations in future periods. This is the rate effective as of June 30, 2005.

Cash Flow Analysis

Operating Activities

Net cash provided by operating activities was approximately $1.9 million for the six months ended June 30, 2006, primarily due to a net loss for the period of approximately $364,000 offset by depreciation and amortization of approximately $2.3 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

Net cash used in investing activities was approximately $123.2 million for the six months ended June 30, 2006, primarily due to approximately $119.9 million used on the acquisition of 30 properties and the associated acquisition costs and approximately $3.3 million in restricted cash, which is held in escrow pending issuance of shares to investors in the Offering.

Net cash provided by financing activities was approximately $120.1 million for the six months ended June 30, 2006, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $76.2 million, net proceeds from the issuance of mortgage notes of approximately $70.6 million in connection with the acquisition of 30 properties offset by repayments of mortgage notes of approximately $29.1 million and an approximately $3.3 million liability related to investor proceeds, which are held in escrow pending issuance of shares to the investors in the Offering.

During the six months ended June 30, 2006, the Company declared a distribution of $0.05 per share for stockholders of record as of the close of business on each day during the period commencing on January 1, 2006 and ending on February 28, 2006, a distribution of $0.0521 per share for stockholders of record as of the close of business on each day during the period commencing on March 1, 2006 and ending on March 31, 2006 and a daily distribution of $0.0017123 per share for stockholders of record as of the close of business on each day during the period commencing on April 1, 2006 and ending on June 30, 2006. During the six months ended June 30, 2006, we paid total distributions of approximately $864,000.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

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

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of the Advisor, including transactions in which we have purchased properties from such affiliates and in which we have borrowed money from such affiliates. See Note 6 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to June 30, 2006 through the date of this Report. Refer to Note 9 to our condensed consolidated financial statements for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of a property in Columbus Heights, Minnesota;
•	Acquisition of a property in Fergus Falls, Minnesota;
•	Acquisition of a property in Okeechobee, Florida;
•	Acquisition of a property in Dayton, Ohio;
•	Acquisition of a property in Holland, Michigan;
•	Acquisition of a property in Holland Township, Michigan;
•	Acquisition of a property in Zeeland, Michigan;
•	Acquisition of a property in Orlando, Florida;
•	Acquisition of a property in Greenville, Mississippi;
•	Acquisition of a property in Warrensburg, Missouri;
•	Acquisition of a property in Gulfport, Mississippi;
•	Mortgage notes payable incurred in connection with the acquisitions described above;
•	Repayments on certain mortgage notes payable and notes payable to affiliates; and
•	Execution of an extended rate lock agreement.

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

As of June 30, 2006, approximately $24.2 million of the approximately $130.0 million outstanding on mortgage and affiliate notes payable was subject to variable interest rates, which bear interest at the one-month LIBOR rate plus 200 basis points.

As of June 30, 2006, a 1% change in interest rates would result in a change in interest expense of approximately $242,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 23, 2005, we issued the initial approximately 486,000 shares in the Offering. As of June 30, 2006, we had issued approximately 11.4 million shares for gross offering proceeds of approximately $113.7 million, out of which we paid costs of approximately $9.5 million in selling commissions and dealer manager fees, approximately $3.8 million in acquisition fees, approximately $1.0 million in finance coordination fees, and approximately $1.8 million in organization and offering costs to the Advisor or its affiliates. With the net offering proceeds and indebtedness, we acquired approximately $228.9 million in real estate and related assets. As of August 10, 2006, we have sold approximately 14.7 million shares in our primary offering for gross offering proceeds of $147.1 million. We did not sell any unregistered securities during the three months ended June 30, 2006.

Item 3. Defaults Upon Senior Securities

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on May 23, 2006. The following proposal received the votes at the 2006 Annual Meeting of Stockholders as set forth below:

Election of three persons to serve as members of the Company’s Board of Directors. The voting results for each of the three persons nominated were as follows:

Candidate	Votes For	Votes Withheld	Abstentions / Broker Non-Votes
Christopher H. Cole	3,147,181	44,820	N/A
Marcus E. Bromley	3,137,181	54,820	N/A
Elizabeth L. Watson	3,137,181	54,820	N/A

There are no other members of the Company’s Board of Directors.

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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: August 14, 2006

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1

First Amendment to Amended and Restated Advisory Agreement, dated April 17, 2006, between the Company and Cole REIT Advisors II, LLC (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed on May 12, 2006).

10.2

Purchase and Sale Agreement between Cole AS Macon GA, LLC, and Academy, Ltd., pursuant to an Assignment of Purchase and Sale Agreement dated January 5, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.3

Promissory Note between Cole AS Macon GA, LLC, and Wachovia Bank, National Association, dated January 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.4

Real Estate Contract between Cole DB Lenexa KS, LLC, and DB-KS, LLC, pursuant to an Assignment of Real Estate Contract, dated January 10, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.5

Promissory Note between Cole DB Lenexa KS, LLC, and Wachovia Bank, National Association, dated January 11, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.6

Purchase Agreement between Cole RA Enterprise AL, LLC, and NOM Enterprise, LLC, pursuant to an Assignment of Purchase Agreement dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.7

Promissory Note between Cole RA Enterprise AL, LLC, and Wachovia Bank, National Association, dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.8

Master Purchase Agreement and Escrow Instructions among Cole RA Wauseon OH, LLC, and NOM Wauseon, LLC, NOM Defiance, LLC, and NOM Lima Bath, Ltd., pursuant to an Assignment of Master Purchase Agreement and Escrow Instructions dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.9

Promissory Note between Cole RA Wauseon OH, LLC, and Wachovia Bank, National Association, dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.10

Purchase Agreement and Escrow Instructions between Cole ST Crossville TN, LLC, and William F. Graham, PTRS, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated January 25, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.11

Promissory Note between Cole ST Crossville TN, LLC, and Wachovia Bank, National Association, dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.12

Purchase Agreement and Escrow Instructions between Cole RA Saco ME, LLC, and Princeton-Saco, LLC, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.13

Promissory Note between Cole RA Saco ME, LLC, and Wachovia Bank, National Association, dated January 27, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.14

Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions between Cole MT Denver CO, LLC, and Shadrall Associates, pursuant to an Assignment of Purchase and Sale of Real Property and Joint Escrow Instructions dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.15

Promissory Note between Cole MT Denver CO, LLC, and Bear Stearns Commercial Mortgage, Inc., dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.16

Loan Agreement between Cole MT Denver CO, LLC, and Bear Stearns Commercial Mortgage, Inc., dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.17

Promissory Note between Cole Operating Partnership II, LP, and Series C, LLC, with respect to Cole MT Denver CO, LLC, dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.18

Security Agreement between Cole Operating Partnership II, LP and Series C, LLC with respect to Cole MT Denver CO, LLC, dated February 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.19

Purchase Agreement and Escrow Instructions between Cole MF Chandler AZ, LLC, and Alma School Town Center LLC, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated February 8, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.20

Purchase and Sale Agreement between Cole DH Hickory NC, LLC, and Hickory Business Park, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated February 23, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.21

Promissory Note between Cole DH Hickory NC, LLC, and Wachovia Bank, National Association, dated February 24, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.22

Contract of Sale between Cole MT Spring TX, LP, and RPI Interests II, Ltd., pursuant to an Assignment of Contract of Sale dated March 1, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.23

Promissory Note between Cole MT Spring TX, LP, and Bear Stearns Commercial Mortgage, Inc., dated March 2, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.24

Loan Agreement between Cole MT Spring TX, LP, and Bear Stearns Commercial Mortgage, Inc., dated March 2, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.25

Purchase Agreement and Escrow Instructions between Cole CV Scioto Trail OH, LLC, and Scioto Trail Company, pursuant to an Assignment of Purchase Agreement and Escrow Instructions dated March 6, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.26

Promissory Note between Cole CV Scioto Trail OH, LLC, and Wachovia Bank, National Association, dated March 8, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006).

10.27

Purchase and Sale Agreement between Series A, LLC, and Cole Operating Partnership II, LP, with respect to Cole WW II, LLC, dated March 29, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed on May 12, 2006).

10.28

Promissory Note between Cole WW II, LLC, and SouthTrust Bank, dated February 27, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed on May 12, 2006).

10.29

Credit Agreement, among Cole WW II, LLC, Cole WW IV, LLC, Conwa Property II LLC, Conwa Property IV LLC, SWA Remainder II LLC, SWA Remainder IV LLC, and SouthTrust Bank, dated February 27, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed on May 12, 2006).

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