Form 10-Q
period 2006-09-30
Cole Credit Property Trust II Inc
filed 2006-11-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

As of November 10, 2006, there were 23,439,594 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed interim financial statements as of and for the three months and nine months ended September 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets:
Real estate assets, at cost:
Land	$82,839,737	$23,854,308
Buildings and improvements, less accumulated depreciation of $2,803,332 and $151,472, at September 30, 2006 and December 31, 2005, respectively	201,752,737	57,338,359
Acquired intangible lease assets, less accumulated amortization of $1,377,600 and $71,881 at September 30, 2006 and December 31, 2005, respectively	38,060,639	10,425,618
Total real estate assets	322,653,113	91,618,285

Cash and cash equivalents	9,214,421	4,575,144
Restricted cash	6,208,342	1,813,804
Rents and tenant receivables	1,125,088	36,001
Prepaid expenses and other assets	1,847,092	11,928
Deferred financing costs, less accumulated amortization of $361,029 and $17,964 at September 30, 2006 and December 31, 2005, respectively	2,897,108	754,676
Total assets	$343,945,164	$98,809,838

Liabilities and Stockholders' Equity:
Mortgage notes payable	$167,242,838	$66,804,041
Notes payable to affiliates	—	4,453,000
Accounts payable and accrued expenses	1,261,762	282,797
Escrowed investor proceeds	6,208,342	1,813,804
Due to affiliates	70,635	41,384
Acquired below market lease intangibles, less accumulated amortization of $46,357 and $52 at September 30, 2006 and December 31, 2005, respectively	1,954,993	14,637
Distributions payable	940,028	195,209
Total liabilities	177,678,598	73,604,872

Redeemable Common Stock	1,811,467	—

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 18,963,568 and 2,832,387 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	189,636	28,324
Capital in excess of par value	168,837,498	25,486,442
Accumulated distributions in excess of earnings	(4,572,035)	(309,800)
Total stockholders' equity	164,455,099	25,204,966

Total liabilities and stockholders' equity	$343,945,164	$98,809,838

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Rental and other income	$5,064,125	$2,761	$11,056,698	$2,761
Tenant reimbursement income	328,616	—	623,322	—

Total revenue	5,392,741	2,761	11,680,020	2,761

Expenses:
General and administrative	265,079	26,936	805,935	26,936
Property operating expenses	334,553	—	628,977	—
Property and asset management fees	261,812	—	563,180	—
Depreciation	1,206,287	2,467	2,651,860	2,467
Amortization	576,695	1,037	1,239,242	1,037

Total operating expenses	2,644,426	30,440	5,889,194	30,440

Real estate operating income (loss)	2,748,315	(27,679)	5,790,826	(27,679)

Other income (expense):
Interest income	93,409	—	181,173	—
Interest expense	(2,292,782)	(1,864)	(5,787,492)	(1,864)

Total other expense	(2,199,373)	(1,864)	(5,606,319)	(1,864)

Net income (loss)	$548,942	$(29,543)	$184,507	$(29,543)

Net income (loss) per common share:
Basic and diluted	$0.04	$(0.46)	$0.02	$(0.85)

Weighted average number of common shares outstanding:
Basic and diluted	15,006,417	64,467	9,424,396	34,822

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number	Par	Excess of	in Excess	Stockholders’
	of Shares	Value	Par Value	of Earnings	Equity
Balance, December 31, 2005	2,832,387	$28,324	$25,486,442	$(309,800)	$25,204,966
Issuance of common stock	16,131,181	161,312	160,979,476	—	161,140,788
Distributions	—	—	—	(4,446,742)	(4,446,742)
Commissions on stock sales and related dealer manager fees	—	—	(13,474,006)	—	(13,474,006)
Other offering costs	—	—	(2,382,995)	—	(2,382,995)
Stock compensation expense	—	—	40,048	—	40,048
Redeemable common stock	—	—	(1,811,467)	—	(1,811,467)
Net income	—	—	—	184,507	184,507
Balance, September 30, 2006	18,963,568	$189,636	$168,837,498	$(4,572,035)	$164,455,099

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$184,507	$(29,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,651,860	2,467
Amortization	1,602,479	1,264
Stock compensation expense	40,048	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,089,087)	—
Prepaid expenses and other assets	(340,164)	(7,584)
Accounts payable and accrued expenses	978,965	14,678
Due to affiliates	29,251	13,268
Net cash provided (used) by operating activities	4,057,859	(5,450)

Cash Flows from Investing Activities:
Investment in real estate and related assets	(175,918,360)	(3,352,405)
Acquired intangible lease assets	(23,813,260)	—
Acquired below market lease intangibles	1,986,661	—
Escrow deposit on property to be acquired	—	(50,000)
Restricted cash	(4,394,538)	(1,363,506)
Net cash used in investing activities	(202,139,497)	(4,765,911)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	159,329,321	5,988,426
Proceeds from mortgage and affiliate notes payable	113,149,860	2,607,000
Repayment of mortgage and affiliate notes payable	(52,424,850)	—
Refund of loan deposits	1,210,620	—
Payment of loan deposits	(2,705,620)	—
Escrowed investor proceeds liability	4,394,538	1,363,506
Offering costs on issuance of common stock	(15,857,001)	(568,670)
Distributions to investors	(1,890,456)	—
Deferred financing costs paid	(2,485,497)	(46,429)
Net cash provided by financing activities	202,720,915	9,343,833

Net increase in cash and cash equivalents	4,639,277	4,572,472

Cash and cash equivalents, beginning of period	4,575,144	200,000
Cash and cash equivalents, end of period	$9,214,421	$4,772,472

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$940,028	$—
Mortgage notes assumed in real estate acquisitions	$35,260,787	$—
Common stock issued through distribution reinvestment plan	$1,811,467	$—
Escrow deposits due to affiliate	$—	$50,000
Other offering costs due to affiliate	$—	$17,170
Supplemental Cash Flow Disclosures:
Interest paid	$5,192,625	$1,864

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust II, Inc. (the “Company”) was formed on September 29, 2004 and is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2005. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (the “Advisor”), the affiliated advisor to the Company, is the sole limited partner and owner of 0.01% of the partnership interests of Cole OP II.

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), the Company is offering for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 45,000,000 shares of its common stock at a price of $10 per share (the “Offering”), subject to discounts in certain circumstances, and up to 5,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at the higher of $9.50 per share or 95% of the estimated value of a share of the Company’s common stock. The Registration Statement was declared effective on June 27, 2005.

On September 23, 2005, the Company issued the initial 486,000 shares of its common stock under the Offering and commenced its principal operations. Prior to such date, the Company was considered a development stage company. As of September 30, 2006, the Company had issued approximately 19 million shares of its common stock in the Offering for aggregate gross proceeds of approximately $189.3 million before offering costs and selling commissions of approximately $18.7 million. As disclosed in the Registration Statement, the Company expects to use substantially all of the net proceeds from the Offering to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant commercial properties net-leased to investment grade or otherwise creditworthy tenants located throughout the United States.

On November 6, 2006, the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed secondary public offering of up to 150,000,000 shares of its common stock.  The offering would include up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale at the greater of $9.50 per share or 95% of the estimated value of a share of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”).

On November 13, 2006, the Company filed a new registration statement with the Securities and Exchange Commission filed under Rule 462(b) to add securities to a prior related effective registration statement filed on Form S-11. This Registration Statement covers the registration of an additional 4,390,000 shares of the Company’s common stock, par value $0.01 per share, for sale in the primary offering under the current Registration Statement at $10.00 per share. This Registration Statement also covers the registration of an additional 952,000 shares of the Registrant’s common stock, par value $0.01 per share, for sale pursuant to the Company’s DRIP under the current Registration Statement at a purchase price equal to the higher of $9.50 per share or 95% of the estimated value of a share of the Company’s common stock.

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

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $6.2 million of offering proceeds for which shares of common stock had not been issued as of September 30, 2006.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of September 30, 2006 and December 31, 2005, the Company had issued approximately 191,000 and 0 shares of common stock under the DRIP, respectively, for proceeds of approximately $1.8 million and $0 under its DRIP, respectively, which have been recorded as redeemable common stock in the respective condensed consolidated balance sheets. As of September 30, 2006 and December 31, 2005, no shares had been redeemed under the Company’s share redemption program.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised approximately 94% and 95% of our total consolidated revenues for the three and nine months ended September 30, 2006, respectively. Although the Company’s investments in real estate are geographically diversified throughout the United States and management evaluates operating performance on an individual property level, each of its single-tenant properties have similar economic characteristics, tenants, and products and services. Therefore, our single-tenant properties have been aggregated into one reportable segment.

Note 3 — Real Estate Acquisitions

During the nine months ended September 30, 2006, the Company acquired the following properties:

Property	Acquisition Date	Location	Square Feet	Purchase Price
Academy Sports specialty retailer	January 6, 2006	Macon, GA	74,532	$5,600,000
David’s Bridal specialty retailer	January 11, 2006	Lenexa, KS	12,083	3,270,000
Rite Aid drugstore	January 26, 2006	Enterprise, AL	14,564	3,714,000
Rite Aid drugstore	January 26, 2006	Wauseon, OH	14,564	3,893,679
Staples office supply	January 26, 2006	Crossville, TN	23,942	2,900,000
Rite Aid drugstore	January 27, 2006	Saco, ME	11,180	2,500,000
Wadsworth Boulevard marketplace	February 6, 2006	Denver, CO	198,477	18,500,000
Mountainside Fitness center	February 9, 2006	Chandler, AZ	31,063	5,863,000
Drexel Heritage furniture retailer	February 24, 2006	Hickory, NC	261,057	4,250,000
Rayford Square retail center	March 2, 2006	Spring, TX	79,968	9,900,000
CVS drugstore	March 8, 2006	Portsmouth, OH	10,170	2,166,000
Wawa convenience store	March 29, 2006	Hockessin, DE	5,160	4,830,000
Wawa convenience store	March 29, 2006	Manahawkin, NJ	4,695	4,414,000
Wawa convenience store	March 29, 2006	Narbeth, PA	4,461	4,206,000
CVS drugstore	April 20, 2006	Lakewood, OH	12,800	2,450,000
Rite Aid drugstore	April 27, 2006	Cleveland, OH	11,325	2,568,700
Rite Aid drugstore	April 27, 2006	Fremont, OH	11,325	2,524,500
Walgreens drugstore	May 8, 2006	Knoxville, TN	15,120	4,750,000
CVS drugstore	May 26, 2006	Madison, MS	13,824	4,463,088
Rite Aid drugstore	May 26, 2006	Defiance, OH	14,564	4,326,165
Conns appliance retailer	May 26, 2006	San Antonio, TX	25,230	4,624,619
Dollar General specialty retailer	June 2, 2006	Crossville, TN	24,341	3,000,000
Dollar General specialty retailer	June 9, 2006	Ardmore, TN	24,341	2,775,000

Property	Acquisition Date	Location	Square Feet	Purchase Price
Dollar General specialty retailer	June 12, 2006	Livingston, TN	24,341	2,856,000
Wehrenberg movie theatre	June 14, 2006	Arnold, MO	50,000	8,200,000
Sportmans Warehouse specialty retailer	June 27, 2006	Wichita, KS	50,003	8,231,000
CVS drugstore	June 28, 2006	Portsmouth, OH	10,650	2,101,708
Advance Auto specialty retailer	June 29, 2006	Greenfield, IN	7,000	1,375,500
Advance Auto specialty retailer	June 29, 2006	Trenton, OH	7,000	1,060,000
Rite Aid drugstore	June 29, 2006	Lansing, MI	11,680	1,735,000
Advance Auto specialty retailer	July 6, 2006	Columbia Heights, MN	7,000	1,730,578
Advance Auto specialty retailer	July 6, 2006	Fergus Falls, MN	7,000	1,203,171
CVS drugstore	July 7, 2006	Okeechobee, FL	13,050	6,459,262
Office Depot office supply	July 7, 2006	Dayton, OH	19,880	3,416,526
Advance Auto specialty retailer	July 12, 2006	Holland, MI	7,000	2,071,843
Advance Auto specialty retailer	July 12, 2006	Holland Township, MI	7,000	2,137,244
Advance Auto specialty retailer	July 12, 2006	Zeeland, MI	7,000	1,840,715
CVS drugstore	July 12, 2006	Orlando, FL	13,013	4,956,763
Office Depot office supply	July 12, 2006	Greenville, MS	25,083	3,491,470
Office Depot office supply	July 19, 2006	Warrensburg, MO	20,000	2,880,552
CVS drugstore	August 10, 2006	Gulfport, MS	11,359	4,414,117
Advance Auto specialty retailer	August 15, 2006	Grand Forks, ND	7,000	1,399,657
CVS drugstore	August 24, 2006	Clinton, NY	10,055	3,050,000
Oxford movie theatre	August 31, 2006	Oxford, MS	35,000	9,692,503
Advance Auto specialty retailer	September 8, 2006	Duluth, MN	7,000	1,432,565
Walgreens drugstore	September 15, 2006	Picayune, MS	14,820	4,255,000
Kohl's department store	September 27, 2006	Wichita, KS	86,584	7,866,000
Lowe's home improvement	September 27, 2006	Lubbock, TX	137,480	11,508,000
Lowe's home improvement	September 27, 2006	Midland, TX	134,050	11,099,000
Advance Auto specialty retailer	September 29, 2006	Grand Bay, AL	7,000	1,115,605
Advance Auto specialty retailer	September 29, 2006	Hurley, MS	7,000	1,083,195
Advance Auto specialty retailer	September 29, 2006	Rainsville, AL	7,000	1,328,000
Gold's Gym	September 29, 2006	O'Fallon, IL	38,000	7,300,000
Total			1,687,834	$ 228,779,725

In accordance with SFAS, No. 141, “Business Combinations”, the Company allocated the purchase price of these properties, including aggregate acquisition costs of approximately $4,226,000 to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $58,985,000 to land, approximately $147,067,000 to building and improvements, approximately $28,941,000 to acquired in-place leases, approximately ($1,987,000) to acquired below-market leases and approximately $35,260,000 related to debt assumed related to properties acquired during the nine months ended September 30, 2006.

Note 4 — Notes Payable

As of September 30, 2006, the Company had total mortgage notes payable of approximately $167.2 million. During the nine months ended September 30, 2006, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Location	Fixed Rate Loan Amount	Fixed Interest Rate	Maturity Date	Variable Rate Loan Amount (1)		Maturity Date	Total Loan at Acquisition
Academy Sports specialty retailer	Macon, GA	$3,478,000	5.69%	January 11, 2016	$802,000	(2)	April 6, 2006	$4,280,000
David's Bridal specialty retailer	Lenexa, KS	1,799,000	5.86%	January 11, 2011	817,000	(2)	April 11, 2006	2,616,000
Rite Aid drugstore	Enterprise, AL	2,043,000	5.80%	February 11, 2016	928,000	(2)	April 26, 2006	2,971,000
Rite Aid drugstore	Wauseon, OH	2,142,000	5.80%	February 11, 2016	973,000	(2)	April 26, 2006	3,115,000
Staples office supply	Crossville, TN	1,885,000	5.71%	February 11, 2011	435,000	(2)	April 26, 2006	2,320,000
Rite Aid drugstore	Saco, ME	1,375,000	5.82%	February 11, 2011	625,000	(2)	April 27, 2006	2,000,000
Wadsworth Boulevard marketplace	Denver, CO	12,025,000	5.57%	March 1, 2011	2,275,000	(2)	December 31, 2006	14,300,000
Mountainside Fitness center	Chandler, AZ	—	N/A	N/A	4,690,400	(2)	December 31, 2006	4,690,400
Drexel Heritage furniture retailer	Hickory, NC	2,763,000	5.80%	March 11, 2011	637,000	(2)	May 24, 2006	3,400,000

Rayford Square retail center	Spring, TX	5,940,000	5.64%	April 1, 2016	—	N/A	5,940,000

Property	Location	Fixed Rate Loan Amount	Fixed Interest Rate	Maturity Date	Variable Rate Loan Amount (1)		Maturity Date	Total Loan at Acquisition

CVS drugstore	Portsmouth, OH	1,424,000	5.67%	March 11, 2011	329,000	(2)	June 8, 2006	1,753,000
Wawa convenience stores	Various	—	N/A	N/A	7,234,787	(3)	February 26, 2010	7,234,787
CVS drugstore	Lakewood, OH	1,348,000	5.77%	May 11, 2011	612,000	(2)	July 20, 2006	1,960,000
Rite Aid drugstore	Cleveland, OH	1,413,000	6.05%	May 11, 2011	642,000	(2)	July 27, 2006	2,055,000
Rite Aid drugstore	Fremont, OH	1,388,000	6.05%	May 11, 2011	632,000	(2)	July 27, 2006	2,020,000
Walgreens drugstore	Knoxville, TN	3,088,000	5.80%	May 11, 2011	712,000	(2)	August 8, 2006	3,800,000
CVS drugstore	Madison, MS	2,809,000	5.60%	February 11, 2016	—		N/A	2,809,000
Rite Aid drugstore	Defiance, OH	2,321,000	5.76%	January 11, 2016	—		N/A	2,321,000
Conns appliance retailer	San Antonio, TX	2,461,000	5.86%	May 11, 2011	1,119,000	(2)	July 25, 2006	3,580,000
Dollar General specialty retailer	Crossville, TN	1,950,000	5.75%	June 11, 2016	450,000	(2)	September 2, 2006	2,400,000
Dollar General specialty retailer	Ardmore, TN	1,804,000	5.79%	June 11, 2016	416,000		October 10, 2006	2,220,000
Dollar General specialty retailer	Livingston, TN	1,856,000	5.79%	July 11, 2016	429,000		October 12, 2006	2,285,000
Sportmans Warehouse specialty retailer	Wichita, KS	—	N/A	N/A	6,173,250	(4) (2)	December 27, 2006	6,173,250
Rite Aid drugstore	Lansing, MI	1,041,000	5.90%	July 1, 2016	—		N/A	1,041,000
Advance Auto specialty retailer	Columbia Heights, MN	1,038,000	5.83%	July 11, 2016	346,000		October 6, 2006	1,384,000
Advance Auto specialty retailer	Fergus Falls, MN	722,000	5.83%	July 11, 2016	241,000		October 6, 2006	963,000
CVS drugstore	Okeechobee, FL	4,076,000	5.60%	February 11, 2016	—		N/A	4,076,000
Office Depot office supply	Dayton, OH	2,130,000	5.73%	February 11, 2016	—		N/A	2,130,000
Advance Auto specialty retailer	Holland, MI	1,193,000	5.83%	April 11, 2016	—		N/A	1,193,000
Advance Auto specialty retailer	Holland Township, MI	1,231,000	5.83%	April 11, 2016	—		N/A	1,231,000
Advance Auto specialty retailer	Zeeland, MI	1,057,000	5.83%	April 11, 2016	—		N/A	1,057,000
CVS drugstore	Orlando, FL	3,016,000	5.68%	April 11, 2016	—		N/A	3,016,000
Office Depot office supply	Greenville, MS	2,192,000	5.76%	March 11, 2011	—		N/A	2,192,000
Office Depot office supply	Warrensburg, MO	1,810,000	5.85%	April 11, 2011	—		N/A	1,810,000
CVS drugstore	Gulfport, MS	2,611,000	5.28%	April 11, 2016	—		N/A	2,611,000
Advance Auto specialty retailer	Grand Forks, ND	840,000	5.87%	September 11, 2016	280,000		November 15, 2006	1,120,000
CVS drugstore	Clinton, NY	1,983,000	5.74%	September 11, 2016	457,000		December 24, 2006	2,440,000
Oxford movie theatre	Oxford, MS	5,175,000	6.11%	September 1, 2016	—		N/A	5,175,000
Advance Auto specialty retailer	Duluth, MN	860,000	5.87%	October 11, 2016	286,000		December 22, 2006	1,146,000
Walgreens drugstore	Picayune, MS	2,766,000	5.53%	October 11, 2016	638,000		January 15, 2007	3,404,000
Kohl's department store	Wichita, KS	5,200,000	6.11%	September 1, 2016	—		N/A	5,200,000
Lowe's home improvement	Lubbock, TX	7,150,000	6.11%	September 1, 2016	—		N/A	7,150,000
Lowe's home improvement	Midland, TX	7,475,000	6.11%	September 1, 2016	—		N/A	7,475,000
Gold's Gym	O'Fallon, IL	3,650,000	5.83%	October 11, 2016	2,190,000		December 27, 2006	5,840,000
Total indebtedness		$112,528,000			$35,369,437			$147,897,437

(1) The variable rate mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points with interest only paid monthly.
(2) The respective variable rate loan amounts were repaid prior to September 30, 2006.
(3) The respective variable rate loan was refinanced on June 9, 2006 to a $7,748,000 term mortgage loan with a fixed interest rate of 6.56% maturing on June 11, 2016.
(4) The loan is a revolving credit facility secured by the respective property.

Note 5 – Extended Rate Lock Agreement

On July 14, 2006, the Company entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”) ("Rate Lock No. 1") to lock an interest rate of 6.262% for up to $24.0 million in borrowings. On August 17, 2006, the Company entered into an additional Extended Rate Lock Agreement ("Rate Lock No. 2") with Bear Stearns to lock an interest rate of 5.909% for an additional $12.5 million in borrowings. On September 22, 2006, the Company entered into an additional Extended Rate Lock Agreement ("Rate Lock No. 3") with Bear Stearns to lock an interest rate of 5.589% for an additional $50.0 million in borrowings.

Under the terms of Rate Locks No.1, No. 2 and No. 3, the Company made rate lock deposits of approximately $1.2 million, approximately $480,000 and approximately $1.0 million to Bear Stearns, respectively. As of September 30, 2006, the Company had available borrowings of $0, approximately $11.5 million and $50.0 million under Rate Locks No. 1, No. 2 and No. 3, respectively.

The Company has approximately $1.5 million in rate lock deposits outstanding at September 30, 2006, which have been recorded in Prepaid Expenses and Other Assets on the Company’s balance sheet.

The deposits are refundable to the Company in amounts generally equal to 2% of any loans funded under the agreements. The rate locks expire 60 days from execution. Rate Locks No. 2 and No. 3 may be extended by 30 days for a rate lock fee of 0.25% of the loan amount or, at the borrower’s election, by converting the fee into interest rate spread.

Note 6 — Commitments and Contingencies

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

Note 7 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager, receives, and will continue to receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect of shares sold under the DRIP. During the three months and nine months ended September 30, 2006, the Company paid approximately $6.3 million and $13.5 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $5.3 million and $11.3 million, respectively, was reallowed to participating broker-dealers. During the three and nine months ended September 30, 2005, the Company paid approximately $497,000 to Cole Capital for commissions and dealer manager fees, of which approximately $413,000 was reallowed to participating broker-dealers.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the nine months ended September 30, 2006 and 2005, the Company reimbursed the Advisor approximately $2.4 million and approximately $90,000, respectively, for organizational and offering expenses. At September 30, 2006, approximately $394,000 of such costs had been incurred by the Advisor but had not been reimbursed by the Company. During the three months and nine months ended September 30, 2006, the Company paid the Advisor approximately $1.3 million and approximately $3.4 million for acquisition fees, respectively. During the three and nine months ended September 30, 2005, the Company paid the Advisor approximately $65,000 for acquisition fees.

If the Advisor provides substantial services, as determined by the Company’s independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which the Advisor received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to the Advisor as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months and nine months ended September 30, 2006, the Company paid the Advisor approximately $562,000 and approximately $1.3 million, respectively, for finance coordination fees, respectively. During the three and nine months ended September 30, 2005, the Company paid the Advisor approximately $18,000 for finance coordination fees.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc., (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees currently equal, and are expected to continue to equal 2% of gross revenues, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months and nine months ended September 30, 2006, the Company paid Cole Realty approximately $97,000 and approximately $210,000 for property management fees, respectively. During the three and nine months ended September 30, 2005, the Company did not pay any property management fees to Cole Realty.

The Company pays the Advisor an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three months and nine months ended September 30, 2006, the Company paid the Advisor approximately $164,000 and approximately $353,000 for asset management fees, respectively. During the three and nine months ended September 30, 2005, the Company did not pay any asset management fees to the Advisor.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company pays the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then the Advisor is entitled to receive 10% of remaining net sale proceeds. During the nine months ended September 30, 2006 and 2005, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the nine months ended September 30, 2006 and 2005, the Company did not reimburse the Advisor for any such costs.

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

During the three months and nine months ended September 30, 2006, Cole OP II paid approximately $0 and approximately $224,000, respectively, in interest expense to affiliates under the aforementioned loans.

During the nine months ended, September 30, 2006, Cole OP II acquired the following properties from various affiliates of the Company and the Company’s advisor. The acquisitions were funded by net proceeds from the Company’s Offering and the assumption of loans secured by the respective properties.

Property Description	Acquisition Date	Location	Seller	Purchase Price		Loan Assumed
Wawa convenience store	March 29, 2006	Hockessin, DE	Series A, LLC	$ 4,830,000	(1)	$ 2,598,068
Wawa convenience store	March 29, 2006	Manahawkin, NJ	Series A, LLC	4,414,000	(1)	2,374,301
Wawa convenience store	March 29, 2006	Narberth, PA	Series A, LLC	4,206,000	(1)	2,262,417
Conns applicane retailer	May 26, 2006	San Antonio, TX	Series D, LLC	4,624,619		3,580,000
Rite Aid drugstore	May 26, 2006	Defiance, OH	Cole Acquisitions I, LLC	4,326,165		2,321,000
CVS drugstore	May 26, 2006	Madison, MS	Cole Acquisitions I, LLC	4,463,088		2,809,000
CVS drugstore	June 28, 2006	Portsmouth, OH	Cole Acquisitions I, LLC	2,101,708		1,753,000
CVS drugstore	July 7, 2006	Okeechobee, FL	Cole Acquisitions I, LLC	6,459,262		4,076,000
Office Depot office supply	July 7, 2006	Dayton, OH	Cole Acquisitions I, LLC	3,416,526		2,130,000
Advance Auto specialty retailer	July 12, 2006	Holland, MI	Cole Acquisitions I, LLC	2,071,843		1,193,000
Advance Auto specialty retailer	July 12, 2006	Holland Township, MI	Cole Acquisitions I, LLC	2,137,244		1,231,000
Advance Auto specialty retailer	July 12, 2006	Zeeland, MI	Cole Acquisitions I, LLC	1,840,715		1,057,000
CVS drugstore	July 12, 2006	Orlando, FL	Series D, LLC	4,956,763		3,016,000
Office Depot office supply	July 12, 2006	Greenville, MS	Cole Acquisitions I, LLC	3,491,470		2,192,000
Office Depot office supply	July 19, 2006	Warrensburg, MO	Series D, LLC	2,880,552		1,810,000
CVS drugstore	August 10, 2006	Gulfport, MS	Cole Acquisitions I, LLC	4,414,117		2,611,000
				$ 60,634,072		$ 37,013,786

(1) The Company’s board of director’s, including all of the independent directors, approved the transaction as being fair and reasonable to the Company, at a price in excess of the cost to WW II, but substantial justification exists for such excess, such excess is reasonable and the costs of the interest did exceed its current fair market value as determined by an independent expert selected by the Company’s independent directors.

The Company’s board of director’s, including all of the independent directors, approved the transactions above as being fair and reasonable to the Company, at a price no greater than the cost to the affiliated entity, and at a cost that did not exceed its current fair market value as determined by an independent expert.

At September 30, 2006, the Company had approximately $71,000 due to affiliates, which is payable to Cole Advisors. At December 31, 2005, due to affiliates consisted of approximately $36,000 payable to Cole Advisors for reimbursement of legal fees and approximately $5,000 payable to Cole Capital, for commissions and dealer manager fees payable on stock issuances.

Note 8 — Economic Dependency

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

Note 9 — New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company adopted the new standard on January 1, 2006. See Note 11.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about the use of fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The statement requires fair value measurements be disclosed by level within the hierarchy. This statement does not require any new fair value measurements; however, the application of this statement may change current practice. SFAS No. 157 becomes effective for the Company beginning January 1, 2008. We are still assessing the impact of the adoption of SFAS No. 157. However, we do not expect SFAS No. 157 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 becomes effective for the Company beginning January 1, 2007. We are still assessing the impact of the adoption of FIN No. 48. However, we do not expect FIN No. 48 to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.

Note 10 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share (or greater, if such higher price is necessary so that such options shall not be considered a “nonqualified deferred compensation plan” under Section 409A of the Internal Revenue Code of 1986, as amended). It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of September 30, 2006 and December 31, 2005, the Company had granted options to purchase 40,000 and 10,000 shares at $9.15 per share, respectively, each with a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted FAS 123R using the modified prospective application. Accordingly, prior period amounts have not been restated.

During the three months and nine months ended September 30, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $14,000 and approximately $40,000, respectively. Stock-based compensation expense recognized in the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

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

During the three months and nine months ended September 30, 2005, options to purchase 0 and 10,000 shares at $9.15 per share were granted, respectively, and no options were forfeited, became vested, or were exercised. During the three months and nine months ended September 30, 2006, options to purchase 0 and 10,000 shares at $9.15 per share were granted, 0 and 10,000 share options became vested, and no options were forfeited or exercised. As of September 30, 2006, options to purchase 20,000 shares at $9.15 per share remained outstanding and options to purchase 10,000 shares options were unvested with a weighted average contractual remaining life of approximately nine years.

In accordance with Statement 123R, the fair value of each stock option granted has been estimated as of the date of the grant using the Black-Scholes method based on the following assumptions; a weighted average risk-free interest rate from 4.19% to 5.07%, a projected future dividend yield from 6.0% to 6.25%, expected volatility of 0%, and an expected life of an option of 10 years. Based on these assumptions, the fair value of the options granted during the nine months ended September 30, 2006 and 2005 was approximately $55,000 and $60,000, respectively. As of September 30, 2006, there was approximately $50,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through the quarter ended September 30, 2007.

Note 11 — Subsequent Events

Sale of Shares of Common Stock

As of November 10, 2006, the Company has raised approximately $232.8 million of gross proceeds through the issuance of approximately 23.3 million shares of its common stock under the Offering (including shares sold under the DRIP). As of November 10, 2006, approximately $219.5 million (22.0 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

Real Estate Acquisitions

The Company acquired the following properties subsequent to September 30, 2006:

Property	Location	Acquisition Date	Square Feet	Purchase Price
Rite Aid drugstore	Glassport Borough, PA	October 4, 2006	14,564	$3,788,000
David’s Bridal & Radio Shack specialty retailer	Topeka, KS	October 13, 2006	10,150	3,021,000
Rite Aid drugstore	Hanover Borough, PA	October 17, 2006	14,564	6,330,000
American TV & Appliance specialty retailer	Peoria, IL	October 23, 2006	126,850	11,300,000
Tractor Supply specialty retailer	La Grange, TX	November 6, 2006	24,727	2,580,000
Total			190,855	$27,019,000

Mortgage Notes Payable

Subsequent to September 30, 2006, the Company incurred or assumed the following mortgage notes payable in connection with the real estate acquisitions described above:

Property	Location	Fixed Rate Loan Amount	Fixed Interest Rate	Maturity Date
Rite Aid drugstore	Glassport Borough, PA	$2,325,000	6.10%	November 1, 2016
Rite Aid drugstore	Hanover Borough, PA	4,115,000	6.11%	November 1, 2016
American TV & Appliance specialty retailer	Peoria, IL	7,358,971	6.00%	October 1, 2018
Total		$13,798,971

In addition, subsequent to September 30, 2006, the Company repaid an aggregate of approximately $1.4 million of variable rate short-term debt related to four loans.

Extended Rate Lock Agreement

On November 3, 2006, the Company entered into an Extended Rate Lock Agreement with Bear Stearns ("Rate Lock 4”) to lock an interest rate of 5.669% for up to $25.0 million in borrowings. Under the terms of Rate Lock No. 4, the Company made a rate lock deposit of $500,000 to Bear Stearns. The deposit is refundable to the Company in amounts equal to 2% of any loans funded under the agreement. The rate lock expires 60 days from execution and may be extended by 30 days for a rate lock fee of 0.25% of the loan amount or, at the borrower’s election, by converting the fee into interest rate spread.

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

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 94% and 95% of total revenue during the three months and nine months ended September 30, 2006, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 14.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated. As of September 30, 2006, the debt leverage ratio of our portfolio, which is the ratio of total real estate assets to mortgage notes payable, was approximately 52%, with approximately 3% of the debt, or $5.3 million, subject to variable interest rates. We intend to manage our interest rate risk by repaying approximately $4.6 million, of which approximately $1.4 million has been paid as of November 10, 2006, or 87%, of our short-term variable rate debt as it matures during the quarter ending December 31, 2006. We expect to fund the repayments with proceeds from our ongoing Offering. Additionally, as we continue to raise capital under our Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously such that our operating yield is determinable, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.

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

As of September 30, 2006, we owned 62 single-tenant, freestanding retail properties, two single-tenant freestanding commercial properties, and three multi-tenant retail properties, all of which were 100% leased. During the three months ended September 30, 2006, we acquired 23 single-tenant, freestanding retail properties. During the nine months ended September 30, 2006, we acquired 53 properties (see Notes 3 and 4 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

During the three months and nine months ended September 30, 2005, we owned one single-tenant net-leased retail property which we acquired on September 26, 2005. Accordingly, the results of operations for the three months and nine months ended September 30, 2006 are not comparable to the prior year periods.

Three Months Ended September 30, 2006

Revenue for the three months ended September 30, 2006 totaled approximately $5.4 million. Rental income accounted for approximately 94% of our revenue. During the three months ended September 30, 2006, we owned an average of 52 properties.

Property operating expenses for the three months ended September 30, 2006 were approximately $335,000, which included property taxes, maintenance costs, and utilities which are substantially reimbursed by the tenant.

Property and asset management fees were approximately $262,000 and depreciation and amortization expenses were approximately $1.8 million for the three months ended September 30, 2006. Property management fees and asset management fees and depreciation and amortization expenses are directly related to the value of real estate owned by us or the rental income generated by such assets. During the three months ended September 30, 2006, the average aggregate book value of our real estate assets was approximately $276.3 million.

General and administrative expenses for the three months ended September 30, 2006 totaled approximately $265,000, primarily relating to accounting and legal fees, independent directors fees, stock compensation expense, and other organization costs. During the three months ended September 30, 2006, we incurred amortization of deferred financing costs and interest expense of approximately $2.3 million.

We had net income for the three months ended September 30, 2006 of approximately $549,000. Net income per share for the three months ended September 30, 2006 was $0.04. With the acquisition of new properties in future periods, we anticipate that revenue, general and administrative expenses, net income, and earnings per share will increase. However, we expect general and administrative expenses to decrease as a percentage of total revenue.

Nine Months Ended September 30, 2006

Revenue for the nine months ended September 30, 2006 totaled approximately $11.7 million. Rental income accounted for approximately 95% of our revenue. During the nine months ended September 30, 2006 we owned an average of 39 properties.

Property operating expenses for the nine months ended September 30, 2006 were approximately $629,000, which included costs such as property taxes, maintenance costs, and utilities which are substantially reimbursed by the tenant.

Property and asset management fees were approximately $563,000 and depreciation and amortization expenses were approximately $3.9 million for the nine months ended September 30, 2006. Property management fees and asset management fees and depreciation and amortization expenses are directly related to the value of real estate owned by us or the rental income generated by such assets. During the nine months ended September 30, 2006, the average aggregate book value of our real estate assets was $208.3 million.

General and administrative expenses for the nine months ended September 30, 2006 totaled approximately $806,000, primarily relating to accounting and legal fees, independent directors fees, stock compensation expense, and other organization costs.

During the nine months ended September 30, 2006, we incurred amortization of deferred financing costs and interest expense of approximately $5.8 million, which included approximately $162,000 of expenses incurred to refinance a variable rate loan.

We had net income for the nine months ended September 30, 2006 of approximately $185,000. Net income per share for the nine months ended September 30, 2006 was $0.02. With the acquisition of new properties in future periods, we anticipate that revenue, general and administrative expenses, net income, and earnings per share will increase. However, we expect general and administrative expenses to decrease as a percentage of total revenue.

As of September 30, 2006, we had outstanding debt of approximately $167.0 million related to real estate acquisitions, of which approximately $113.1 million was incurred and approximately $35.3 million was assumed in the nine months ended September 30, 2006. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets meeting our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Income (loss)	$548,942	$(29,543)	$184,507	$(29,543)
Add:
Depreciation of real estate assets	1,206,287	2,467	2,651,860	2,467
Amortization of lease related costs	576,695	1,037	1,239,242	1,037

FFO	$2,331,924	$(26,039)	$4,075,609	$(26,039)

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $217,000 and $521,000 during the three months and nine months ended September 30, 2006, respectively.

•	During the three months and nine months ended September 30, 2006, amortization of deferred financing costs totaled approximately $161,000 and $343,000, respectively.

Liquidity and Capital Resources

Overview

We expect to continue to raise capital through our ongoing Offering of common stock and to utilize such funds and proceeds from secured or unsecured financings to complete future property acquisitions. As of September 30, 2006, we had raised approximately $189.3 million in the Offering.

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organizational costs associated with the Offering are initially paid by our Advisor, who will be reimbursed for such costs up to 1.5% of the capital raised by us in the Offering. As of September 30, 2006, our Advisor has paid approximately $2.8 million of offering and organization costs and we have reimbursed the advisor for approximately $2.4 million of such costs.

Subsequent to September 30, 2006, we completed the acquisition of three single-tenant retail buildings and one multi-tenant specialty retail building, in separate transactions for an aggregate purchase price of $27.0 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Offering, approximately $6.4 million in aggregate proceeds from two new loans and the assumption of one loan aggregating approximately $7.4 million. In addition, subsequent to September 30, 2006, we used available cash and proceeds from the Offering to repay an aggregate of approximately $1.4 million of our variable rate short-term debt related to four loans.

On September 25, 2006, our board of directors authorized a daily distribution of $0.0017808 per share for stockholders of record as of the close of business on each day during the period commencing on October 1, 2006 and ending on December 31, 2006. The payment date for each record date in October 2006 will be in November 2006, the payment date for each record date in November 2006 will be in December 2006, and the payment date for each record date in December 2006 will be in January 2006.

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

As of September 30, 2006, we had approximately $167.2 million of debt outstanding consisting of approximately $162.0 million in fixed rate, term mortgage loans and approximately $5.3 million in variable rate term mortgage loans. The weighted average interest rate at September 30, 2006 under the fixed rate term mortgage loans was approximately 5.51% and the variable rate term mortgage interest rate is stated at LIBOR plus 2.0%. Additionally our debt leverage ratio was approximately 52% and the weighted average years to maturity was 6.34 years at September 30, 2006.

Our contractual obligations as of September 30, 2006, are as follows:

	Less than			More than
	1 year	1-3 years	4-5 years	5 years	Total
Principal payments - fixed rate debt	$—	$9,749,838	$51,637,000	$100,572,000	$161,958,838
Interest payments - fixed rate debt	9,196,011	17,779,851	15,570,289	28,679,404	71,225,555
Principal payments - variable rate debt	5,284,000	—	—	—	5,284,000
Interest payments - variable rate debt (1)	69,521	—	—	—	69,521
Total	$14,549,532	$27,529,689	$67,207,289	$129,251,404	$238,537,914

(1)	A rate of 7.38% was used to calculate the variable debt payment obligations in future periods. This is the rate effective as of September 30, 2006.

Cash Flow Analysis

Operating Activities

Net cash provided by operating activities was approximately $4.1 million for the nine months ended September 30, 2006, primarily due to net income for the period of approximately $185,000 and depreciation and amortization of approximately $4.3 million. This was offset by an increase in rents and tenant receivables of approximately $1.1 million and a decrease in accounts payable and accrued expenses of approximately $1.0 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

Net cash used in investing activities was approximately $202.1 million for the nine months ended September 30, 2006, primarily due to approximately $197.7 million used on the acquisition of 53 properties and the associated acquisition costs and approximately $4.4 million in restricted cash, which is held in escrow pending issuance of shares to investors in the Offering.

Net cash provided by financing activities was approximately $202.7 million for the nine months ended September 30, 2006, primarily due to net proceeds from the issuance of common stock under the Offering of approximately $143.5 million, net proceeds from the issuance of mortgage notes of approximately $110.7 million in connection with the acquisition of 53 properties offset by repayments of mortgage notes of approximately $52.4 million, and an approximately $4.4 million liability related to investor proceeds, which are held in escrow pending issuance of shares to the investors in the Offering.

During the three and nine months ended September 30, 2006, the Company declared distributions of approximately $2.5 million and approximately $4.4 million, respectively, and paid distributions of approximately $2.1 million and approximately $3.7 million, respectively.

Election as a REIT

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2005. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. The Company believes it is organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2006.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Valuation of Real Estate Assets;
•	Revenue Recognition, and
•	Income Taxes. See Note 9 to our condensed consolidated financial statements on FASB Interpretation No. 48.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K as of December 31, 2005. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated financial statements for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of the Advisor, including transactions in which we have purchased properties from such affiliates and in which we have borrowed money from such affiliates. See Note 7 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to September 30, 2006 through the date of this Report. Refer to Note 11 to our condensed consolidated financial statements for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of a property in Glassport Borough, Pennsylvania;
•	Acquisition of a property in Topeka, Kansas;
•	Acquisition of a property in Hanover Borough, Pennsylvania;
•	Acquisition of a property in Peoria, Illinois;
•	Acquisition of a property in La Grange, Texas;
•	Mortgage notes payable incurred in connection with the acquisitions described above;
•	Repayments on certain mortgage notes payable; and
•	Execution of an extended rate lock agreement.

Recent Accounting Pronouncements

Refer to Note 9 to our condensed consolidated financial statements for further explanation of applicable recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (See Notes 4 and 11) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. In the future, we may enter into derivative financial instruments such as interest rate swaps, caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings. Refer to Note 5.

As of September 30, 2006, approximately $5.3 million of the approximately $167.2 million outstanding on mortgage and affiliate notes payable was subject to variable interest rates, which bear interest at the one-month LIBOR rate plus 200 basis points.

As of September 30, 2006, a 1% change in interest rates would result in a change in interest expense of approximately $53,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2005, our Registration Statement (No. 333-121094), covering a public offering of up to 45,000,000 shares of common stock to be offered at a price of $10 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 shares of common stock available pursuant to our DRIP.

On September 23, 2005, we issued the initial approximately 486,000 shares in the Offering. As of September 30, 2006, we had issued approximately 19 million shares for gross offering proceeds of approximately $189.3 million, out of which we paid costs of approximately $15.8 million in selling commissions and dealer manager fees, approximately $5.2 million in acquisition fees, approximately $1.6 million in finance coordination fees, and approximately $2.8 million in organization and offering costs to the Advisor or its affiliates. With the net offering proceeds and indebtedness, we acquired approximately $320.6 million in real estate and related assets. As of November 10, 2006, we have sold approximately 23.3 million shares in our primary offering for gross offering proceeds of $232.8 million. We did not sell any unregistered securities during the three months ended September 30, 2006.

Item 3. Defaults Upon Senior Securities

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter covered by this report.

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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: November 14, 2006

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Fifth Articles of Amendment and Restatement, as corrected. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 333-121094), filed on March 23, 2006).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 6, 2005).
3.3	Articles of Amendment to Fifth Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).
4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus). (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-11/A (File No. 333-121094), filed on June 16, 2005).

4.2

Form of Additional Investment Subscription Agreement for current stockholders (included as Appendix C to the prospectus). (Incorporated by reference to Exhibit 10.63 to the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).

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