Form 10-K
period 2006-12-31
Cole Credit Property Trust II Inc
filed 2007-03-20
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51963

COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016	(602) 778-8700 (Registrant’s telephone number, including area code)
(Address of principal executive offices; zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

The aggregate market value of the voting stock held by nonaffiliates as of June 30, 2006: approximately $114.0 million assuming a market value of $10.00 per share

The number of shares of common stock outstanding as of March 16, 2007 was approximately 40,629,207.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust II, Inc. other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Any forward-looking statements are subject to unknown risks and uncertainties, including those discussed in Item 1A, the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust II, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). We were organized to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2006, we owned 91 properties located in 26 states, comprising approximately 2.9 million rentable square feet. At December 31, 2006, these properties were 100% leased.

Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership II, LP, a Delaware limited partnership organized in 2004 (“Cole OP II”). We own a 99.99% interest in Cole OP II as its general partner. The remaining 0.01% of Cole OP II is held as a limited partner’s interest by Cole REIT Advisors II, LLC (“Cole Advisors II”), which is our affiliated advisor.

Cole Advisors II, pursuant to a contractual arrangement, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. The agreement with Cole Advisors II is for a one-year term and is reconsidered on an annual basis by our board of directors.

On June 27, 2005, we commenced a public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act (the “Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, we filed a registration statement with the SEC under Rule 462(b) to add securities to the Offering. The registration statement registers an additional 4,390,000 shares of common stock for sale in the primary offering and an additional 952,000 shares of common stock for sale pursuant to our DRIP.

On November 6, 2006, we filed a registration statement with the SEC with respect to a proposed secondary public offering of up to 150,000,000 shares of common stock. The offering would include up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to our DRIP.

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. As of December 31, 2006, we had accepted subscriptions for 30,691,204 shares of our common stock, including 20,000 shares owned by Cole Holdings Corporation (“Cole Holdings”) for aggregate gross proceeds of approximately $306.5 million before offering costs and selling commissions of approximately $29.4 million. As of December 31, 2006, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued and outstanding. As of March 16, 2007, we had raised approximately $406.3 million in gross offering proceeds through the issuance of 40,629,407 shares of our common stock. As of March 16, 2007, approximately $87.6 million in shares (8,760,593 shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

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

Our common stock is not currently listed on a national securities exchange. We will seek to list our stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed or quoted. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline or (2) seek stockholder approval to adopt a plan of liquidation of the company.

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

Decisions relating to the purchase or sale of our investments are made by our advisor, Cole Advisors II, subject to approval by our board of directors, including a majority of our independent directors. Our board of directors may revise our investment policies without the concurrence of our stockholders. Our independent directors will review our investment policies at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies

Primary Investments

We invest primarily in income-generating retail properties, net leased to investment grade and other creditworthy tenants. Our investments may be direct investments in such properties or in other entities that own or invest in, directly or indirectly, interests in such properties. We seek to acquire a portfolio of real estate that is diversified by geographical location and by type and size of property. Currently, our portfolio consists primarily of freestanding, single-tenant properties net leased for use as retail establishments. A portion of our portfolio also includes multi-tenant retail properties and single-tenant properties leased to office and industrial tenants. Although we expect our portfolio will continue to consist primarily of freestanding, single-tenant properties, we expect to continue to invest in other property types, including office and industrial properties, leased to one or more tenants. In addition, we expect to further diversify our portfolio by investing in multi-tenant properties that compliment our overall investment objectives and mortgage loans.

Many of our properties will be leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties. Other properties may be leased to large, national “big box” retailers, so-called “power centers,” which are comprised of big box retailers and smaller retail establishments, and other multi-tenant properties that compliment our overall investment objectives. Our advisor monitors industry trends and invests in properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets retail businesses with established track records. This industry is highly property dependent, therefore our advisor believes it offers highly competitive sale-leaseback investment opportunities.

We believe that our general focus on the acquisition of freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest solely in multi-tenant properties, we plan to acquire a diversified portfolio comprised primarily of single-tenant properties and a smaller number of multi-tenant properties that compliment our overall investment objectives. By primarily acquiring single-tenant properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. In addition, we believe that freestanding retail properties, as compared to shopping centers, malls and other traditional retail complexes, offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic downturns in local markets. Our management believes that a portfolio consisting primarily of freestanding, single-tenant retail properties, net leased to creditworthy tenants diversified geographically and by the industry and brand of tenants will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age of the property and lease maturity. We pursue properties with tenants that represent a variety of industries so as to avoid concentration in any one industry. We expect these industries to include all types of retail establishments, such as “big box” retailers, convenience stores, drug stores and restaurant properties. We expect that tenants of our properties will also be diversified between national, regional and local brands. We will generally target properties with lease terms in excess of ten years. We may acquire properties with shorter terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition and lease characteristics. We currently expect all of our acquisitions will be in the United States, including United States protectorates.

Many retail companies today are entering into sale-leaseback arrangements as a strategy for applying more capital that would otherwise be applied to their real estate holdings to their core operating businesses. We believe that our investment strategy will enable us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as retailers attempt to divest from real estate assets.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of this offering that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties and the amount of proceeds raised in this offering. For a further description, see the section titled “— Other Possible Investments” below.

We intend to incur debt to acquire properties where our board determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from such loans to acquire additional properties. See “— Borrowing Policies” under this section for a more detailed explanation of our borrowing intentions and limitations.

Investment Grade and Other Creditworthy Tenants

In evaluating potential property acquisitions consistent with our investment objectives, we apply credit underwriting criteria to the tenants of existing properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Tenants of our properties frequently are national or super-regional retail chains that are investment grade or otherwise creditworthy entities having high net worth and operating income. Generally, these tenants must be experienced multi-unit operators with a proven track record in order to meet the credit tests applied by our advisor.

A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

Moody’s ratings are opinions of future relative creditworthiness based on an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, measures the ability of a company to generate cash in the future.

A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies with adequate financial security. However, certain protective elements may be lacking or may be unreliable over any given period of time. A Moody’s debt rating of Aaa, which is the highest investment grade rating given by Moody’s, is assigned to companies with exceptional financial security. Thus, investment grade tenants will be judged by Moody’s to have at least adequate financial security, and will in some cases have exceptional financial security.

Standard & Poor’s assigns a credit rating to both companies as a whole and to each issuance or class of a company’s debt. A Standard & Poor’s credit rating of BBB−, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies or issuances with extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.

Other creditworthy tenants are tenants with financial profiles that our advisor believes meet our investment objectives. In evaluating the credit worthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors, including the proposed terms of the acquisition. The factors our advisor considers include the financial condition of the tenant and/or guarantor, the operating history of the property with such tenant or tenants, the tenant’s or tenants’ market share and track record within its industry segment, the general health and outlook of the tenant’s or tenants’ industry segment, and the lease length and terms at the time of the acquisition.

Description of Leases

We typically purchase single-tenant properties with existing leases, and when spaces become vacant or existing leases expire we anticipate entering into “net” leases. “Net” leases means leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically have the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. In the event that we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of such properties. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.

We anticipate that a majority of our acquisitions will have lease terms of ten years or more at the time of the acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases for our properties also will contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors. Under triple net and double net leases, the tenants are generally required to pay the real estate taxes, insurance, utilities and common area maintenance charges associated with the properties. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy. The insurance coverage insures Cole Holdings and any entity formed under Cole Holdings.

Some leases do require that we procure the insurance for both commercial general liability and property damage insurance; however, the premiums are fully reimbursable from the tenant. In the event we procures such insurance, the policy lists us as the named insured on the policy and the tenant as the additional insured.

Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates are carefully tracked and reviewed for compliance by our advisor’s property management department.

In general, leases may not be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, the original tenant generally will remain fully liable under the lease unless we release the tenant from its obligations under the lease.

Other Possible Investments

Although we expect that most of our property acquisitions will be of the type described above, we may make other investments. For example, we are not limited to investments in single-tenant, freestanding retail properties or properties leased to investment grade and other creditworthy tenants and complimentary multi-tenant properties. We may invest in other commercial properties such as business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities, or in other entities that make such investments or own such properties, in order to reduce overall portfolio risks or enhance overall portfolio returns if our advisor and board of directors determine that it would be advantageous to do so. Further, to the extent that our advisor and board of directors determine it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, we will make or invest in mortgage loans secured by the same types of commercial properties that we intend to acquire.

Our criteria for investing in mortgage loans will be substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons (other than mortgage loans), to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate.

Investment Decisions

Cole Advisors II has substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the approval of our board of directors. In pursuing our investment objectives and making investment decisions for us, Cole Advisors II evaluates the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases and the creditworthiness of the tenant, terms of the lease and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, will vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also, to the extent such information is available, consider the following:

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions;

•	presence of nearby properties that may positively impact store sales at the subject property; and

•	lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.

Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “— Investment Grade and Other Creditworthy Tenants” above.

Our advisor reviews the terms of each existing lease by considering various factors, including:

•	rent escalations;

•	remaining lease term;

•	renewal option terms;

•	tenant purchase options;

•	termination options;

•	scope of the landlord’s maintenance, repair and replacement requirements;

•	projected net cash flow yield; and

•	projected internal rates of return.

Conditions to Closing Our Acquisitions

Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to Cole Advisors II;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	tenant estoppel certificates.

We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines it is not warranted. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to asses surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate identity of the property.

A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.

We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion. We do not currently intend to construct or develop properties or to render any services in connection with such development or construction.

In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, normally is surrendered if the property is not purchased and normally is credited against the purchase price if the property is purchased.

In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See “Risk Factors — General Risks Related to Investments in Real Estate.”

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We acquire such interests either directly through our operating partnership, or indirectly through limited liability companies, limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Cole Advisors II or other persons. See the “— Joint Venture Investments” section below. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties as well as affiliated entities, including other real estate programs sponsored by affiliates of our advisor for the acquisition, development or improvement of properties with affiliates of our advisor, including other real estate programs sponsored by affiliates of our advisor. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, Cole Advisors II will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described above in “— Investment Decisions” for the selection of our real estate property investments.

Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

Cole Advisors II may have conflicts of interest in determining which Cole-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may have liabilities that exceed the percentage of our investment in the joint venture.

We may enter into joint ventures with other Cole real estate programs only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by other joint venturers.

Borrowing Policies

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we will have more funds available for investment in properties. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. In the event that we issue preferred stock that is entitled to a preference over the common stock in respect of distributions or liquidation or is treated as debt under generally accepted accounting principles in the United States (“GAAP”), we will include it in the leverage restriction calculations, unless the issuance of the preferred stock is approved or ratified by our stockholders. We expect that during the period of our offering of common stock we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. However, we anticipate that our overall leverage following our offering stage will be within our charter limit.

Our advisor will use its best efforts to obtain financing on the most favorable terms available to us. All of our financing arrangements must be approved by a majority of our board members including a majority of our independent directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted.

We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2006 and 2005, we borrowed an aggregate of approximately $7.0 million and approximately $4.5 million, respectively, from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these loans as being fair, competitive, and commercially reasonable to the Company and no less favorable to the Company than between unaffiliated parties under the same circumstances.

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

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with Cole Advisors II, our advisor, and its affiliates, including conflicts related to the arrangements pursuant to which Cole Advisors II and its affiliates will be compensated by us. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below.

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

Interests in Other Real Estate Programs

An affiliate of our advisor acts as an advisor to, and our named executive officers and one of our directors act as officers and a director of, Cole Credit Property Trust, Inc., which is a real estate investment trust that has similar investment objectives to us. Affiliates of our officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same investment objectives and policies as we do and which may be involved in the same geographic area, and such persons may be engaged in sponsoring one or more of such entities at approximately the same time as our shares of common stock are being offered. Our advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

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

Other Activities of Cole Advisors II and its Affiliates

We rely on Cole Advisors II for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other Cole-sponsored programs and the fact that they have also engaged and will continue to engage in other business activities, Cole Advisors II and its affiliates will have conflicts of interest in allocating their time between us and other Cole-sponsored programs and other activities in which they are involved. However, Cole Advisors II believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Cole-sponsored programs and other ventures in which they are involved.

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

We may purchase properties or interests in properties from affiliates of Cole Advisors II. The prices we pay to affiliates of our advisor for these properties will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property we acquire from an affiliate may not exceed its fair market value as determined by a competent independent appraiser. In addition, the price must be approved by a majority of our directors who have no financial interest in the transaction, including a majority of our independent directors. If the price to us exceeds the cost paid by our affiliate, our board of directors must determine that there is substantial justification for the excess cost.

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest will exist to the extent that we may acquire properties in the same geographic areas where properties owned by other Cole-sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Cole-sponsored program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Cole-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors II will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors II will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.

Affiliated Dealer Manager

Since Cole Capital Corporation (“Cole Capital”), the dealer manager for our Offering, is an affiliate of Cole Advisors II, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.

Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire will be, managed and leased by our affiliated property manager, Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc. (“Cole Realty Advisors”), pursuant to a property management and leasing agreement. Our agreement with Cole Realty

Advisors has a one year term. We expect Cole Realty Advisors to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

Lack of Separate Representation

Morris, Manning & Martin, LLP acts, and may in the future act, as counsel to us, Cole Advisors II, and certain of our respective affiliates. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, Cole Advisors II, or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

Receipt of Fees and Other Compensation by Cole Advisors II and Its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by Cole Advisors II and its affiliates, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, real estate brokerage commissions and participation in nonliquidating net sale proceeds. However, the fees and compensation payable to Cole Advisors II and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors II will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors II may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors II and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Certain Conflict Resolution Procedures

Every transaction that we enter into with Cole Advisors II or its affiliates will be subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Cole Advisors II or any of its affiliates.

In order to reduce or to eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with Cole Advisors II and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•	We will not purchase or lease properties in which Cole Advisors II, any of our directors or any of their respective affiliates has an interest without a determination by a majority of the directors, including a majority of the independent directors not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to Cole Advisors II, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•	We will not make any loans to Cole Advisors II, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving Cole Advisors II, our directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, Cole Advisors II, any of our

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

•	Cole Advisors II and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, Cole Advisors II must reimburse us for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the previous fiscal year exceeded the greater of: (i) 2.0% of our average invested assets for that fiscal year, or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•	In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by Cole Advisors II, for both us and one or more other entities affiliated with Cole Advisors II, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our board of directors, including the independent directors, to insure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, Cole Advisors II, subject to approval by our board of directors, shall examine, among others, the following factors:

•	the anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	the effect of the acquisition on diversification of each program’s investments by type of property, geographic area and tenant concentration;

•	the policy of each program relating to leverage of properties;

•	the income tax effects of the purchase to each program;

•	the size of the investment; and

•	the amount of funds available to each program and the length of time such funds have been available for investment.

•	If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of Cole Advisors II, to be more appropriate for a program other than the program that committed to make the investment, Cole Advisors II may determine that another program affiliated with Cole Advisors II or its affiliates will make the investment.

•	We will not accept goods or services from Cole Advisors II or its affiliates or enter into any other transaction with Cole Advisors II or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Employees

We have no direct employees. The employees of Cole Advisors II and other affiliates of our advisor provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. The employees of Cole Capital, our affiliated dealer manager, provide wholesale brokerage services.

We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse Cole Advisors II and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the year ended December 31, 2006 and 2005, no amounts were reimbursed to Cole Advisors II or its affiliates for personnel costs and third-party costs allocated in connection with the issuance of shares under the Offering.

Insurance

See “— Description of Leases” section above.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 100% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk

At December 31, 2006 and 2005, we had cash on deposit in one financial institution in excess of federally insured levels; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

No single tenant accounted for greater than 10% of our gross annualized base rental revenues as of December 31, 2006. One tenant in the drugstore industry and one tenant in the automotive supply industry accounted for approximately 34% and 31% of our gross annualized base rental revenues, respectively, as of December 31, 2005. Tenants in the drugstore, specialty retail and automotive supply industries comprised approximately 25%, 12% and 11%, respectively, of our gross annualized base rental revenues as of December 31, 2006. Tenants in the drugstore and automotive supply industries comprised approximately 44% and 31% of our gross annualized base rental revenues, respectively, as of December 31, 2005.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, and we are not aware of any other environmental condition that we believe will have a material adverse effect on the consolidated results of operations.

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

Risks Related to an Investment in Cole Credit Property Trust II, Inc.

You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in us more speculative.

We will not provide you with information to evaluate our future investments prior to our acquisition of properties. We will seek to use our net offering proceeds, after the payment of fees and expenses, to continue to acquire a portfolio of commercial real estate comprised primarily of a large number of freestanding, single-tenant commercial properties net leased to investment grade or other creditworthy tenants and a smaller number of multi-tenant properties that compliment our overall investment objectives. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We established policies relating to the creditworthiness of tenants of our properties, but our board of directors has wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.

There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for redemption of shares, or amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

We may suffer from delays in locating suitable additional investments, which could adversely affect our ability to make distributions and the value of your investment.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Cole REIT Advisors II, our advisor, in the acquisition of our investments, the selection of our tenants and the determination of any financing arrangements. You must rely entirely on the management ability of Cole Advisors II and the oversight of our board of directors. We could suffer from delays in locating suitable additional investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If Cole Advisors II is unable to obtain suitable investments, we will hold our offering proceeds in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. If we cannot invest our offering proceeds within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return uninvested offering proceeds to investors.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, including Christopher H. Cole, Blair D. Koblenz, Christopher P. Robertson, John M. Pons, D. Kirk McAllaster, Jr., Sean D. Leahy and Marc T. Nemer, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the fullest extent permitted under Maryland law, subject to the limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Associations, also known as the NASAA REIT Guidelines. Although our charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Cole Advisors II will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our advisor may sponsor other real estate investment programs in the future. We may buy properties at the same time as one or more of the other Cole-sponsored programs managed by officers and key personnel of Cole Advisors II. There is a risk that Cole Advisors II will choose a property that provides lower returns to us than a property purchased by another Cole-sponsored program. We cannot be sure that officers and key personnel acting on behalf of Cole Advisors II and on behalf of managers of other Cole-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other Cole-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other Cole-sponsored programs. If one of the other

Cole-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved as a stockholder. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage loans or participations in mortgage loans on our behalf, since other Cole-sponsored programs may be competing with us for these investments.

Cole Advisors II faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other Cole-sponsored programs for the acquisition, development or improvement of properties. Cole Advisors II may have conflicts of interest in determining which Cole-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

We may participate in 1031 exchange programs with affiliates of our advisor that will not be the result of arm’s-length negotiations and will result in conflicts of interest.

Cole Capital Partners, LLC (“Cole Capital Partners”), an affiliate of our advisor, has developed programs to facilitate the acquisition of real estate properties in co-ownership arrangements with persons who are looking to invest proceeds from a sale of real estate in order to qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (a “Section 1031 Program”). Section 1031 Programs are structured as co-ownership arrangements with other investors in the property (“Section 1031 Participants”) who are seeking to defer taxes under Section 1031 of the Internal Revenue Code. These programs are structured either as a tenant-in-common program or by use of a Delaware Statutory Trust. When Cole Capital Partners develops such a program, it generally organizes a new entity (a “Cole Exchange Entity”) to acquire all or part of a property. We may participate in the program by either co-investing in the property with the Cole Exchange Entity or purchasing a co-ownership interest from the Cole Exchange Entity, generally at the Cole Exchange Entity’s cost. In that event, as a co-owner of properties, we will be subject to the risks inherent in the co-ownership arrangements with unrelated third parties. Our purchase of co-ownership interests will present conflicts of interest between us and affiliates of our advisor. The business interests of Cole Capital Partners and the Cole Exchange Entity may be adverse to, or to the detriment of, our interests. Further, any agreement that we enter into with a Cole Exchange Entity will not be negotiated in an arm’s-length transaction and, as a result of the affiliation between our advisor, Cole Capital Partners and the Cole Exchange Entity, our advisor may be reluctant to enforce the agreements against such entities.

Cole Advisors II and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Cole Advisors II and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Each of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also are officers of our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) our purchase of properties from, or sale of properties, to affiliated entities, (iii) the timing and terms of the investment in or sale of an asset, (iv) development of our properties by affiliates, (v) investments with affiliates of our advisor, (vi) compensation to our advisor, and (vii) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Cole Advisors II faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, Cole Advisors II is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement requires us to pay a performance-based termination fee to our advisor in the event that we terminate the advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor. Moreover, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us and also represents our advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Morris, Manning & Martin, LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to Our Offering and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding stock and more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 250,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares;

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving Cole Advisors II or any affiliate of Cole Advisors II. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and Cole Advisors II or any affiliate of Cole Advisors II. As a result, Cole Advisors II and any affiliate of Cole Advisors II may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides a second anti-takeover statute, its Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition act any and all acquisitions of our common stock by Cole Advisors II or any affiliate of Cole Advisors II. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

If we are required to register as an investment company under the Investment Company Act, we could not continue our business, which may significantly reduce the value of your investment.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (Investment Company Act), pursuant to an exemption in Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the Securities and Exchange Commission. Pursuant to this exemption, (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both, (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our offering ends. If we are unable to invest a significant portion of our offering proceeds in properties within one year of the termination of our offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•	any amendment of our charter (including a change in our investment objectives), except that our board of directors may amend our charter without stockholder approval, to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution;

•	a reorganization of our company, as provided in our charter; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.

Our board of directors may amend the terms of our share redemption program without stockholder approval. Our board also is free to suspend or terminate the program upon 30 days notice or to reject any request for redemption. In addition, the share redemption program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. These limits might prevent us from accommodating all redemption requests made in any year.

We established the share price in our offering on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.

Our board of directors has arbitrarily determined the selling price of the shares in our offering, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.

Because the dealer manager is one of our affiliates, investors will not have the benefit of an independent review of our prospectus as is customarily performed in underwritten offerings.

The dealer manager, Cole Capital, in our offering, is one of our affiliates and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of our offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

Your interest in Cole REIT II will be diluted if we issue additional shares.

Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 250,000,000 shares of stock, of which 240,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Cole OP II, existing stockholders and investors purchasing shares in our offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for Cole OP II contains provisions that would allow, under certain circumstances, other entities, including other Cole-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Cole OP II. Because the limited partnership interests of Cole OP II may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between Cole OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to Cole Advisors II and its affiliates reduces cash available for investment and distribution.

Cole Advisors II and its affiliates perform services for us in connection with our offer and sale of our shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We may not be able to pay or maintain our current level of distributions or increase distributions over time. Rents from the properties may not increase, the securities we buy may not increase in value or provide constant or increased distributions over time, and future acquisitions of real properties, mortgage loans and any investments in securities may not increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status. We may increase borrowing or use proceeds from our offering to make distributions, each of which could be deemed to be a return of your capital.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we may not be profitable and may not realize growth in the value of our real estate properties.

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

Many of our retail properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Almost all of our properties are, and we expect that many of our future properties will be, occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return to our stockholderst.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our gross proceeds from our offering to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Many of our leases do not, and will not, contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

Certain of our properties are subject to lock-out provisions, and in the future we may acquire or finance additional properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Our current properties are, and any properties that we buy in the future will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slow down experienced by the nation as a whole or by the local economics where our properties may be located:

•	poor economic conditions may result in tenant defaults under leases;

•	re-leasing may require concessions or reduced rental rates under the new leases; and

•	increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Generally, each of our tenants is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.

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

Some of our properties will most likely be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, there will likely exist significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

While we do not currently intend to do so, we may use proceeds to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

While we do not currently intend to do so, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with an affiliated development company for newly developed property, we cannot guarantee that our earnest money deposit made to the development company will be fully refunded.

While we currently do not have an affiliated development company, our sponsor and/or its affiliates may form a development company. In such an event, we may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from an affiliate of Cole Advisors II that is engaged in construction and development of commercial real properties. Properties acquired from an affiliated development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by an affiliated development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by our affiliate. At the time of contracting and the payment of the earnest money deposit by us, our development company affiliate typically will not have acquired title to any real property. Typically, our development company affiliate will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with our development company affiliate even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from our development company affiliate, and will be entitled to a refund of our earnest money, in the following circumstances:

•	our development company affiliate fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of our development company affiliate to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since our development company affiliate may be an entity without substantial assets or operations. However, our development company affiliate’s obligation to refund our earnest money deposit may be guaranteed by Cole Realty Advisors, our property manager, which will enter into contracts to provide property management and leasing services to various Cole-sponsored programs, including us, for substantial monthly fees. As of the time Cole Realty Advisors may be required to perform under any guaranty, we cannot assure that Cole Realty Advisors will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of Cole Realty Advisors, we will likely be required to accept installment payments over time payable out of the revenues of Cole Realty Advisors’ operations. We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

We will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

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

There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally requires that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Risks Associated with Debt Financing

We have incurred, and expect to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

We expect to incur additional indebtedness even if we raise significant proceeds in our offering. We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors. This level of borrowing is less than, and our borrowings will not exceed, 300% of our net assets, as set forth in the NASAA REIT Guidelines. We expect that during the period of our offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders investment.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Cole Advisors II as our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur variable-rate indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our charter generally limits us to incurring debt no greater than 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of all of our assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the period of our offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Associated with Co-Ownership Transactions

Our participation in a co-ownership arrangement would subject us to risk that otherwise may not be present in other real estate investments.

We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•	the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•	the risk that a co-owner could breach agreements related to the property, which may cause a default, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•	we could have limited control and rights, with management decisions made entirely by a third-party; or

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.

In the event that our interests become adverse to those of the other co-owners, we will not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.

We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our interest in a property at the time we would like to sell.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We elected to be taxed as a REIT beginning with the tax year ended December 31, 2005. In order for us to continue to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Morris, Manning & Martin, LLP, our legal counsel, rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific rules, the various tests imposed by the Internal Revenue Code. Morris, Manning & Martin, LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements at any time after the date of this opinion. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of the opinion. Morris, Manning & Martin, LLP’s opinion is not binding on the Internal Revenue Service or the courts and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Re-characterization of the Section 1031 programs may result in a 100% tax on income from a prohibited transaction, which would diminish our cash distributions to our stockholders.

The Internal Revenue Service could re-characterize transactions under the Section 1031 program such that Cole OP II, rather than the co-owner in the program (Section 1031 Participant), is treated as the bona fide owner, for tax purposes, of properties acquired and resold by a Section 1031 Participant in connection with the Section 1031 program. Such characterization could result in the fees paid to Cole OP II by a Section 1031

Participant as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 programs would be subject to a 100% penalty tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected. We expect to obtain a legal opinion in connection with each co-ownership program to the effect that the program will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. However, the Internal Revenue Service may take a position contrary to such an opinion.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of Cole OP II or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to stockholders.

Legislative or regulatory action could adversely affect investors.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors.

You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. You should also note that our counsel’s tax opinion assumes that no legislation will be enacted after the date of the opinion that will be applicable to an investment in our shares.

Foreign holders of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2006, we owned, through separate wholly-owned limited partnerships or limited liability companies or our operating partnership, a portfolio of 91 properties located in 26 states comprising approximately 2.9 million rentable square feet. As of December 31, 2006, 83 of the properties are freestanding, single-tenant retail properties, four of the properties are freestanding, single-tenant commercial properties and four of the properties are multi-tenant retail properties. As of December 31, 2006, 71 of the properties in our portfolio and the related tenant leases are pledged as collateral securing mortgage debt of approximately $218.3 million. As of December 31, 2006, each of the properties was 100% leased with an average remaining lease term of approximately 13.2 years.

Property Statistics

The following table shows the tenant diversification of our portfolio as of December 31, 2006:

			Percentage of 2006
	Total Number	2006 Annualized	Annualized Gross
Tenant	of Leases	Gross Base Rent	Base Rent

Walgreens-drugstore	8	$2,998,885	9%
CVS-drugstore	11	2,929,894	8%
Rite Aid-drugstore	10	2,719,501	8%
Lowe’s-home improvement store	3	2,191,240	6%
FedEx-distribution facility	3	2,183,809	6%
Plastech-automotive parts	1	2,138,878	6%
Advance Auto-automotive parts store	16	1,821,343	5%
Office Depot-office supply store	5	1,225,170	4%
Tractor Supply-specialty retail store	5	1,155,959	3%
Atlanta Eurocars-motor vehicle dealership	1	1,043,851	3%
Other	33	14,022,315	42%

	96	$34,430,845	100%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2006:

				Percentage of 2006
	Total Number	Rentable	2006 Annualized	Annualized Gross
Industry	of Leases	Square Feet	Gross Base Rent	Base Rent

Drugstore	29	375,975	$8,648,280	25%
Specialty retail	15	422,990	4,103,342	12%
Automotive parts	18	232,017	4,020,941	11%
Home improvement	3	366,703	2,191,240	6%
Distribution	3	247,400	2,183,809	6%
Office supply	8	173,733	2,046,613	6%
Motor vehicle dealerships	2	61,515	1,818,470	5%
Theaters	2	85,000	1,749,255	5%
Consumer electronics	3	154,482	1,370,900	4%
Sporting goods	2	130,277	1,205,781	4%
Other	11	671,341	5,092,213	16%

	96	2,921,433	$34,430,845	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2006:

				Percentage of 2006
	Total Number	Rentable	2006 Annualized	Annualized Gross
Location	of Properties	Square Feet	Gross Base Rents	Base Rent

Texas	9	468,515	$3,917,448	11%
Kansas	5	314,785	3,241,765	9%
Missouri	7	144,363	3,113,324	9%
Michigan	5	144,561	2,757,480	8%
Illinois	5	354,551	2,606,670	8%
Mississippi	7	127,086	2,389,684	7%
Ohio	12	137,626	2,338,632	7%
Georgia	3	125,245	1,693,625	5%
Florida	3	46,990	1,534,514	4%
Tennessee	6	136,812	1,481,637	4%
Other	29	920,899	9,356,066	28%

	91	2,921,433	$34,430,845	100%

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2006, the weighted average remaining lease term was approximately 13.2 years. The operating properties are generally leased under net leases pursuant to which the tenant will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $85,000 to approximately $2.1 million (average of approximately $359,000). Tenant leases may provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the property leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property.

The following table shows lease expirations of our portfolio as of December 31, 2006, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

				Percentage of 2006
	Total Number	Rentable Square	2006 Annualized	Annualized Gross
Year of Lease Expiration	of Leases	Feet Expiring	Gross Base Rent	Base Rent

2007	—	—	$—	0%
2008	2	20,438	186,204	1%
2009	—	—	—	0%
2010	—	—	—	0%
2011	1	2,000	33,733	0%
2012	1	6,480	89,805	0%
2013	3	37,925	453,045	1%
2014	—	—	—	0%
2015	8	637,915	3,408,007	10%
2016	12	587,482	4,713,097	14%
Thereafter	69	1,629,193	25,546,954	74%

	96	2,921,433	$34,430,845	100%

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 16, 2007, we had approximately 40,629,000 shares of common stock outstanding held by a total of 9,834 stockholders of record. The number of stockholders is based on the records of Phoenix American Financial Services, Inc., who serves as our registrar and transfer agent.

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

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current estimated share value to those fiduciaries who request such reports. In addition, in order for NASD members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2006. Until two full fiscal years after the later of the termination of the Offering or the termination of any subsequent offering of shares, we intend to use the offering price of shares in the most recent offering, as adjusted for any special distribution of net sales proceeds, as the per share value of the shares. Beginning two full fiscal years after the last offering of shares, our board of directors will determine the value of our properties and other assets based on such information as our board determines appropriate, which may include independent valuations of our properties or our enterprise as a whole.

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

During the term of the Offering the redemption price per share will depend on the length of time a redeeming stockholder held such shares as follows: after one year from the purchase date — 92.5% of the amount paid for each share; after two years from the purchase date — 95.0% of the amount paid for each share, after three years from the purchase date — 97.5% of the amount paid for each share; and after four years from the purchase date — 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption plan will always be equal to or lower than the applicable per share offering price. Thereafter the per share redemption price will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will charge an administrative fee to the stockholder for the search and other costs, which will be deducted from the proceeds of the redemption or, if a lien exists, will be charged to the stockholder. Subject to our waiver of the one-year holding period requirement, shares required to be redeemed in connection with the death of a stockholder may be repurchased without the one-year holding period requirement, at a purchase price equal to the price actually paid for the shares.

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

If we could not purchase all shares presented for redemption in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor redemption requests on a pro rata basis. We would treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. At such time, stockholders may then (1) withdraw their request for redemption at any time prior to the last day of the new quarter or (2) ask that we honor their request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis. We will determine whether we have sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.

Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days notice at any time. Additionally, we will be required to discontinue sales of shares under the distribution reinvestment plan on the earlier of June 27, 2007, which is two years from the effective date of the Offering, unless the offering is extended, or the date we sell 5,952,000 shares under the plan, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the distribution reinvestment plan, the discontinuance or termination of the distribution reinvestment plan will adversely affect our ability to redeem shares under the share redemption program. We would notify stockholders of such developments (i) in the annual or quarterly reports mentioned above or (ii) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, inclusion of the shares for quotation on a national market system, or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange or included for quotation on a national market system. We cannot guarantee that a liquidity event will occur.

The shares we redeem under our share redemption program will be cancelled and return to the status of authorized and unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the years ended December 31, 2006 and 2005, we did not redeem any shares under our share redemption program. As of December 31, 2006 and 2005, the Company had issued approximately 371,000 and 0 shares of common stock under the DRIP, respectively, for proceeds of approximately $3.5 million and $0, respectively, which has been recorded as redeemable common stock on the consolidated balance sheets.

Distributions

We qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we have made, and intend to make, distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular (monthly) distributions to our stockholders.

For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be treated as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

The following table shows the distributions we have declared during the years ended December 31, 2006, 2005 and 2004:

		Weighted Average
	Total	Distributions
	Distributions	Declared per	Return of	Ordinary
Year	Declared	Common Share	Capital	Income

2006	$8,492,214	$0.64	$0.37	$0.27
2005	195,209	0.47	—	—
2004(1)	—	—	—	—

(1)	Period from Inception (September 29, 2004) through December 31, 2004.

Use of Initial Public Offering Proceeds

We registered 50,000,000 shares of our common stock in our ongoing Offering (SEC File no. 333-121094, effective June 27, 2005), of which we registered 45,000,000 shares at $10.00 per share to be offered to the public and 5,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share. We filed an additional registration statement to increase the aggregate number of shares available in our primary offering to 49,390,000 and the aggregate number of shares available in our DRIP to 5,952,000. As of December 31, 2006, we had issued 30,691,204 shares of common stock in our ongoing Offering, raising gross offering proceeds of approximately $306.5 million. From this amount, we paid approximately $7.5 million in acquisition fees to Cole Realty, approximately $25.6 million in selling commissions and dealer manager fees to Cole Capital, an affiliate of Cole Advisors II, approximately $2.1 million in finance coordination fees to Cole Advisors II and approximately $3.8 million in organization and offering costs to Cole Advisors II. With the net offering proceeds and indebtedness, we acquired approximately $446.5 million in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows. As of March 16, 2007, we had issued approximately 40,629,000 shares at an aggregate gross offering price of approximately $406.3 million.

Unregistered Sale of Securities and Issuance of Stock Options

We issued 20,000 shares of our common stock to Cole Holdings in connection with our inception in 2004 at $10.00 per share. On May 2, 2005 and May 23, 2006, we issued options to purchase 10,000 shares, respectively, of our common stock to our independent directors under our Independent Director Stock Option Plan. These shares and options were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

The following table provides information regarding our equity compensation plan as of December 31, 2006:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans

Equity compensation plans approved by security holders	20,000	9.15	980,000
Equity compensation plans not approved by security holders	—	N/A	—

Total	20,000	9.15	980,000

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements.

			From Inception
			(September 29,
	Year Ended	Year Ended	2004) through
	December 31, 2006	December 31, 2005	December 31, 2004

Balance Sheet Data:
Total real estate assets	$446,544,041	$91,618,285	$—
Cash and cash equivalents	$37,566,490	$4,575,144	$200,000
Restricted cash	$5,839,733	$1,813,804	$—
Total assets	$500,420,792	$98,809,838	$—
Mortgage notes payable	$218,265,916	$66,804,041	$—
Notes payable to affiliates	$—	$4,453,000	$—
Escrowed investor proceeds	$5,710,730	$1,813,804	$—
Stockholders’ equity	$266,236,497	$25,204,966	$200,000
Operating Data:
Total revenue	$19,519,507	$741,669	$—
General and administrative	$952,789	$156,252	$—
Property operating expenses	$1,416,745	$—	$—
Property and asset management fees	$936,977	$38,768	$—
Depreciation and amortization	$6,469,366	$221,411	$—
Interest expense	$8,901,113	$467,386	$—
Net income (loss)	$1,345,996	$(114,591)	$—
Funds from operations(1)	$7,815,362	$106,820	$—
Cash Flow Data:
Cash flows provided by operations	$7,861,475	$397,741	$—
Cash flows used in investing activities	$(320,176,509)	$(93,640,753)	$—
Cash flows provided by financing activities	$345,306,381	$97,618,156	$200,000
Dividends declared and unpaid	$1,612,094	$195,209	$—
Per share data:
Net income (loss) — basic and diluted	$0.10	$(0.28)	$—
Funds from operations(1)	$0.59	$0.26	$—
Weighted average dividends declared	$0.64	$0.47	$—
Weighted average shares outstanding	13,275,635	411,909	—

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” for information regarding why we present funds from operations and for a reconciliation of this non- GAAP financial measure to net income (loss).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on September 26, 2005. We have no paid employees and are externally advised and managed by Cole Advisors II, an affiliate of ours. We intend to qualify, and currently qualify, as a real estate investment trust for federal income tax purposes.

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 94% and 100% of total revenue during the years ended December 31, 2006 and 2005, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 13.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2006, the debt leverage ratio of our portfolio, which is the ratio of total real estate assets to mortgage notes payable, was approximately 49%, with approximately 1% of the debt, or approximately $2.7 million subject to variable interest rates. As of March 16, 2007, we had repaid all of the approximately $2.7 million variable interest rate mortgage notes payable. The repayments of the variable interest rate mortgage notes payable loans was made with proceeds from our ongoing Offering. As we continue to raise capital under our Offering and our proposed secondary offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously such that our operating yield is determinable, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.

As of December 31, 2006, we owned 83 single-tenant, freestanding retail properties, four single-tenant freestanding commercial properties, and four multi-tenant retail properties, all of which were 100% leased. During the years ended December 31, 2006 and 2005, we acquired 77 and 14 properties, respectively. Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally (such as lower capitalization rates and increasing interest rates, which lead to higher interest expense) that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans, other than those referred to in this annual report on Form 10-K.

With our objectives of providing current income to our stockholders and preserving their capital, we view our most significant challenges as:

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. As of December 31, 2006, the undiscounted future operating cash flows of any property with potential impairment indicators exceeded its carrying value and no impairment losses had been recorded. As of December 31, 2005, no potential impairment indicators existed and no losses had been recorded.

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

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. Accordingly, we record a receivable from tenants that we expect to collect over the remaining lease term rather than currently, which we record as rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, we defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred.

Income Taxes

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

Results of Operations

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on September 26, 2005.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

As of December 31, 2006, we owned 91 commercial properties compared to 14 commercial properties at December 31, 2005, all of which were 100% leased. Accordingly, our results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 reflect significant increases in all categories.

Revenue. — Rental income increased approximately $17.6 million to approximately $18.4 million for the year ended December 31, 2006 compared to approximately $742,000 for the year ended December 31, 2005. The increase was primarily due to the acquisition of 77 new properties during 2006 and the recording of rental income for the 14 properties acquired during 2005 for 12 months during 2006 compared to three months, or less, during 2005. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 94% and 100% of total revenues during the year ended December 31, 2006 and December 31, 2005, respectively. During 2006, we acquired certain properties for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $1.2 million of tenant reimbursement income in 2006 compared to no amounts in 2005.

General and Administrative Expenses.  General and administrative expenses increased approximately $797,000 to approximately $953,000 for the year ended December 31, 2006 compared to approximately $156,000 for the year ended December 31, 2005. The increase was primarily due to increases in legal and accounting fees, primarily due to our increase in assets and operations and a full year of SEC reporting obligations in 2006, compared to six months in 2005, and increases in state franchise and income taxes due to the increase in the number of properties owned from 14 properties in 2005 to 91 properties in 2006. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses.  Property operating expenses increased to approximately $1.4 million during the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005. The increase was primarily due to the acquisition of certain properties subsequent to December 31, 2005, for which we initially paid certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. At December 31, 2005, our portfolio consisted of properties in which each tenant paid substantially all expenses directly. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees.  Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to 1/12 of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our advisor, we are required to pay to our advisor a property management and leasing fee in an amount equal to 2.0% of gross revenues determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $898,000 to approximately $937,000 for the year ended December 31, 2006 compared to approximately $39,000 for the year ended December 31, 2005. Property management fees increased approximately $336,000 to approximately $350,000 in 2006 from approximately $14,000 in 2005. The increase in property management fees was primarily due to an increase in rental income to approximately $18.4 million in 2006 from approximately $742,000 in 2005. Asset management fees increased approximately $562,000 to approximately $587,000 in 2006 from approximately $25,000 in 2005. The increase in asset management fees was primarily due to an increase in the aggregate book value of properties owned to approximately $444.0 million at December 31, 2006 from approximately $91.6 million at December 31, 2005.

Depreciation & Amortization Expenses.  Depreciation and amortization expenses increased approximately $6.3 million to approximately $6.5 million for the year ended December 31, 2006 compared to approximately $221,000 for the year ended December 31, 2005. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $443.9 million at December 31, 2006 from approximately $91.6 million at December 31, 2005 and the recording of depreciation and amortization for 12 months during 2006 compared to three months during 2005. The increase in aggregate book value is due to the acquisition of 77 new properties during 2006 and the ownership of the 14 properties acquired during 2005 for a full year in 2006.

Interest Income.  Interest income increased approximately $475,000 to approximately $503,000 during the year ended December 31, 2006 compared to approximately $28,000 for the year ended December 31, 2005. The increase was primarily due to having higher uninvested cash throughout the year due to proceeds from the Offering. Cash and cash equivalents was approximately $37.6 million at December 31, 2006 compared to approximately $4.6 million at December 31, 2005.

Interest Expense.  Interest expense increased approximately $8.4 million to approximately $8.9 million for the year ended December 31, 2006 compared to approximately $467,000 during the year ended December 31, 2005. The increase was primarily due to an increase in the average mortgage notes payable outstanding during 2006 to approximately $142.5 million from approximately $33.4 million during 2005 and the recording of interest expense for 12 months during 2006 compared to four months during 2005. The increase in average mortgage notes payable was primarily due to the acquisition of 77 new properties during 2006 and the ownership of the 14 properties acquired during 2005 for a full year in 2006.

Net Income.  Net income increased approximately $1.5 million to approximately $1.3 million for the year ended December 31, 2006 compared to a net loss of approximately $115,000 for the year ended December 31, 2005. The increase was primarily due to the acquisition and ownership of 77 new properties during 2006 and the ownership of the 14 properties acquired during 2005 for a full year in 2006.

Our property acquisitions during the year ended December 31, 2006 were financed in part with short-term and long-term notes payable as discussed in Note 5 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Year Ended December 31, 2005 Compared to the Period from September 29, 2004 (Date of Inception) to December 31, 2004

As previously disclosed, we commenced our principal operations on September 23, 2005 and we made our initial real estate acquisition on September 26, 2005. As a result, our consolidated financial results for the year ended December 31, 2005 are not comparable to the results for the period from September 29, 2004 (date of inception) to December 31, 2004.

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

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2005 totaled approximately $156,000, constituting 21.0% of total revenues. The primary components of general and administrative expenses were board of directors fees, legal fees, accounting fees, and organizational costs. Such expenses represented approximately six months of expense as we incurred no general and administrative expenses prior to the June 27, 2005, the effective date of the Offering.

We sustained a net loss for the year ended December 31, 2005 of approximately $115,000, primarily as a result of incurring overhead-related general and administrative expenses, depreciation and amortization expenses and interest expense without sufficient rental income from properties to cover the costs.

Portfolio Information

As of December 31, 2006, we owned 91 properties located in 26 states, all of which were 100% leased with an average lease term remaining of approximately 13.2 years.

As of December 31, 2006, our five highest geographic concentrations were as follows:

				Percentage of 2006
	Total Number	Rentable	2006 Annualized	Annualized Gross
Location	of Properties	Square Feet	Gross Base Rents	Base Rent

Texas	9	468,515	$3,917,448	11%
Kansas	5	314,785	3,241,765	9%
Missouri	7	144,363	3,113,324	9%
Michigan	5	144,561	2,757,480	8%
Illinois	5	354,551	2,606,670	8%

	31	1,426,775	$15,636,687	45%

As of December 31, 2006, our five highest tenant industry concentrations were as follows:

				Percentage of 2006
	Total Number	Rentable	2006 Annualized	Annualized Gross
Industry	of Leases	Square Feet	Gross Base Rent	Base Rent

Drugstore	29	375,975	$8,648,280	25%
Specialty retail	15	422,990	4,103,342	12%
Automotive parts	18	232,017	4,020,941	12%
Home improvement	3	366,703	2,191,240	6%
Distribution	3	247,400	2,183,809	6%

	68	1,645,085	$21,147,612	61%

As of December 31, 2006, our five highest tenant concentrations were as follows:

			Percentage of 2006
	Total Number	2006 Annualized	Annualized Gross
Tenant	of Leases	Gross Base Rent	Base Rent

Walgreens-drugstore	8	$2,998,885	9%
CVS-drugstore	11	2,929,894	9%
Rite Aid-drugstore	10	2,719,501	8%
Lowe’s-home improvement store	3	2,191,240	6%
FedEx-distribution facility	3	2,183,809	6%

	35	$13,023,329	38%

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

Our calculation of FFO is presented in the following table for the period ended as indicated:

	Year Ended
	December 31,	December 31,
	2006	2005

Net income (loss)	$1,345,996	$(114,591)
Add:
Depreciation of real estate assets	4,396,460	151,472
Amortization of lease related costs	2,072,906	69,939

FFO	$7,815,362	$106,820

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $790,000 and approximately $34,000 during the years ended December 31, 2006 and 2005, respectively.

•	Amortization of deferred financing costs totaled approximately $548,000 and approximately $18,000 during the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through our ongoing Offering of common stock and to utilize the net proceeds of the Offering and proceeds from secured or unsecured financings to complete future property acquisitions. As of December 31, 2006, we had received and accepted subscriptions for 30,691,204 shares of common stock in our Offering for gross proceeds of approximately $306.5 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from our Offering will be invested in real estate, approximately 9.2% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.2% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the Offering are initially paid by our advisor, which we reimburse for such costs up to 1.5% of the capital raised by us in the Offering. As of December 31, 2006, Cole Advisors II had paid approximately $3.8 million of offering and organization costs since the inception of the Offering and we had reimbursed our advisor for approximately $3.8 million of such costs, of which approximately $59,000 was expensed as organizational costs.

During the period from January 1, 2007 to March 19, 2007, we completed the acquisition of 14 single-tenant properties and three multi-tenant properties in separate transactions for an aggregate purchase price of approximately $229.4 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Offering and approximately $145.9 million in aggregate proceeds from 15 loans. Additionally, we issued an approximately $6.3 million mortgage note payable on a property owned as of December 31, 2006.

On December 15, 2006, our board of directors declared a daily distribution of $0.0017808 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2007 and ending on March 31, 2007. The distributions for the period commencing on January 1, 2007 and ending on January 31, 2007 were paid in February 2007 and totaled approximately $1.8 million, of which approximately $950,000 was reinvested in shares through our distribution reinvestment program. The distributions for the period commencing on February 1, 2007 and ending on February 28, 2007 were paid in March 2007 and totaled approximately $1.8 million, of which approximately $970,000 was reinvested in shares through our distribution reinvestment program.

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

As of December 31, 2006, we had cash and cash equivalents of approximately $37.6 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

As of December 31, 2006, we had approximately $218.3 million of debt outstanding consisting of approximately $215.6 million in fixed rate, term mortgage loans and approximately $2.7 million in variable rate term mortgage loans. The weighted average interest rate at December 31, 2006 under the fixed rate term mortgage loans was 5.72% and the variable rate term mortgage interest rate is stated at LIBOR plus 2.0%. Additionally the ratio of debt to total assets was approximately 44% and the weighted average years to maturity was 7.70 years.

Our contractual obligations as of December 31, 2006 are as follows:

	Payments Due by Period(2)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Principal payments — fixed rate debt	$215,555,559	$355,849	$26,819,031	$39,518,216	$148,862,463
Interest payments — fixed rate debt	100,009,247	12,413,771	36,546,514	18,537,916	32,511,046
Principal payments — variable rate debt	2,710,357	2,710,357	—	—	—
Interest payments — variable rate debt	198,300	198,300	—	—	—

Total	$318,473,463	$15,678,277	$63,365,545	$58,056,132	$181,373,509

(1)	A rate of 7.32% was used to calculate the variable debt payment obligations in future periods. This is the rate effective as of December 31, 2006.

(2)	Principle paydown amounts are included in payments due by period amounts.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair market value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the fourth quarter of 2005 and the quarter ended March 31, 2006, the independent directors approved borrowings that caused our leverage ratio at certain times to exceed the 60% limitation. The independent directors believed such borrowing levels were justified for the following reasons:

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

Cash Flow Analysis

Year Ended December 31, 2006 Compared to the Year ended December 31, 2005

Operating Activities

Net cash provided by operating activities increased approximately $7.5 million to approximately $7.9 million for the year ended December 31, 2006, compared to net cash provided by operating activities of approximately $398,000 for the year ended December 31, 2005. The increase was primarily due to net income for the period of approximately $1.3 million and depreciation and amortization expenses totaling approximately $7.0 million offset by increases in rents and tenant receivables of approximately $2.4 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities

Net cash used in investing activities increased approximately $226.6 million to approximately $320.2 million for the year ended December 31, 2006, compared to net cash used in investing activities of approximately $93.6 million for the year ended December 31, 2005. The increase was primarily due to the acquisition of 77 real estate properties during 2006 compared to the acquisition of 14 properties during 2005 and an approximately $2.2 million increase in restricted cash, due to an increase cash held in escrow pending the issuance of shares to investors.

Financing Activities

Net cash provided by financing activities increased approximately $247.7 million to approximately $345.3 million for the year ended December 31, 2006, compared to net cash provided by financing activities of approximately $97.6 million for the year ended December 31, 2005. The increase was primarily due to an increase in net proceeds from the issuance of common stock in the Offering of approximately $222.8 million and an increase in proceeds from the issuance of mortgage and affiliate notes of approximately $93.9 million, offset by an increase in repayments of mortgage and affiliate notes payable of approximately $63.5 million. The increase in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of 59 new mortgages in 2006 compared to nine new mortgages in 2005. The increase in repayments of mortgage and affiliate notes payable was due to the repayment of short-term variable rate debt at its maturity during 2006 and the repayment of approximately $4.5 million of affiliate notes payable during 2006.

Year Ended December 31, 2005 Compared to the Period from September 29, 2004 (Date of Inception) to December 31, 2004

As previously disclosed, we commenced our principal operations on September 23, 2005 and we made our initial real estate acquisition on September 26, 2005. As a result, our consolidated cash flows for the year ended December 31, 2005 are not comparable to the cash flows for the period from September 29, 2004 (date of inception) to December 31, 2004.

Operating Activities

Net cash provided by operating activities was approximately $398,000 for the year ended December 31, 2005, primarily due to a net loss for the period of approximately $115,000 offset by depreciation and amortization expenses totaling approximately $241,000 and an increase in accounts payable and accrued expenses of approximately $283,000. Our initial property acquisition was made on September 26, 2005. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities

Net cash used in investing activities was approximately $93.6 million for the year ended December 31, 2005, primarily due to approximately $91.8 million used on the acquisition of 14 real estate properties and their associated intangible lease assets and acquisition costs and approximately $1.8 million in restricted cash, which is held in escrow pending the issuance of shares to investors.

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

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

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

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of Cole Advisors II act as sponsor, general partner or advisor to various private real estate limited partnerships and a REIT that offered its shares pursuant to an exemption from registration. As such, there are conflicts of interest where Cole Advisors II or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another Cole sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of Cole Advisors II and these other Cole sponsored programs could influence its advice to us. See “Item 1. Business — Conflicts of Interest” in this annual report on Form 10-K.

Subsequent Events

Certain events subsequent to December 31, 2006 through March 16, 2007, including the sale of shares of common stock, the acquisition of 17 properties, the attainment of additional mortgage financing, and the addition of various extended rate lock agreements are discussed in Note 16 to the consolidated financial statements included in this annual report on Form 10-K.

Impact of Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements included in this annual report on Form 10-K regarding the impact of recent accounting pronouncements.

Reference is made to Note 10 to the consolidated financial statements included in this annual report on Form 10-K regarding our adoption of SFAS No. 123R, “Share-based Payment.”

Off Balance Sheet Arrangements

As of December 31, 2006 and 2005, we had no off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we plan to purchase in the future. We have outstanding rate lock deposits in the amount of approximately $3.9 million as of December 31, 2006, which are applied as credits to the mortgage fundings as they occur. These agreements lock interest rates ranging from 5.52% to 6.56% for periods of 90 days on approximately $247 million in principal of which approximately $49.6 million has been allocated as of December 31, 2006. Our financial instruments consist of both fixed and variable rate debt.

As of December 31, 2006, our consolidated debt consisted of the following, with scheduled maturities:

	2007	2008	2009	2010	2011	Thereafter

Maturing debt
Variable rate debt	$2,710,357	$—	$—	$—	$—	$—
Fixed rate debt	$355,849	$9,729,334	$205,511	$16,884,186	$39,272,285	$149,108,393
Average interest rate on debt
Variable rate debt	Libor + 2.00%	—	—	—	—	—
Fixed rate debt	—	5.15%	—	5.59%	5.84%	5.84%

Approximately $215.6 million of our total debt outstanding as of December 31, 2006 is subject to fixed rates, with a weighted average interest rate of 5.72% and expirations ranging from 2008 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows.

As of December 31, 2006, a 1% change in interest rates would result in a change in interest expense of approximately $27,000 per year.

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

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls system are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2007 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of March 2007.

Cole Credit Property Trust II, Inc.
(Registrant)

By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 20, 2007

/s/ BLAIR D. KOBLENZ Blair D. Koblenz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2007

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 20, 2007

/s/ ELIZABETH L. WATSON Elizabeth L. Watson	Director	March 20, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 and the Period from Inception (September 29, 2004) to December 31, 2004	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006 and 2005 and the Period from Inception (September 29, 2004) to December 31, 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and the Period from Inception (September 29, 2004) to December 31, 2004	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cole Credit Property Trust II, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and for the period from September 29, 2004 (date of inception) to December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and for the period from September 29, 2004 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The Company was in the development stage at December 31, 2004; during the year ended December 31, 2005, the Company completed its development activities and commenced its planned principal operations.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, using the modified prospective method.

/s/  DELOITTE & TOUCHE, LLP

Phoenix, Arizona
March 20, 2007

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS:
Real estate assets, at cost:
Land	$109,506,269	$23,854,308
Buildings and improvements, less accumulated depreciation of $4,547,932 and $151,472 at December 31, 2006 and 2005, respectively	282,468,749	57,338,359
Acquired intangible lease assets, less accumulated amortization of $2,251,172 and $71,881 at December 31, 2006 and 2005, respectively	54,569,023	10,425,618

Total real estate assets	446,544,041	91,618,285
Cash and cash equivalents	37,566,490	4,575,144
Restricted cash	5,839,733	1,813,804
Rents and tenant receivables, net	2,432,536	36,001
Prepaid expenses, mortgage loan deposits and other assets	4,248,973	11,928
Deferred financing costs, less accumulated amortization of $565,946 and $17,964 at December 31, 2006 and 2005, respectively	3,789,019	754,676

Total assets	$500,420,792	$98,809,838

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$218,265,916	$66,804,041
Notes payable to affiliates	—	4,453,000
Accounts payable and accrued expenses	2,016,343	282,797
Escrowed investor proceeds	5,710,730	1,813,804
Due to affiliates	67,608	41,384
Acquired below market lease intangibles, less accumulated amortization of $96,484 and $52 at December 31, 2006 and 2005, respectively	2,649,374	14,637
Distributions payable	1,612,094	195,209
Deferred rent and other liabilities	340,974	—

Total liabilities	230,663,039	73,604,872

Redeemable Common Stock	3,521,256	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 and 90,000,000 shares authorized, 30,691,204 and 2,832,387 shares issued and outstanding at December 31, 2006 and 2005, respectively	306,912	28,324
Capital in excess of par value	273,385,603	25,486,442
Accumulated distributions in excess of earnings	(7,456,018)	(309,800)

Total stockholders’ equity	266,236,497	25,204,966

Total liabilities and stockholders’ equity	$500,420,792	$98,809,838

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Period from Inception
	December 31,	December 31,	(September 29, 2004) to
	2006	2005	December 31, 2004

Revenues:
Rental income	$18,357,174	$741,669	$—
Tenant reimbursement income	1,162,333	—	—

Total revenue	19,519,507	741,669	—

Expenses:
General and administrative	952,789	156,252	—
Property operating expenses	1,416,745	—	—
Property and asset management fees	936,977	38,768	—
Depreciation	4,396,460	151,472	—
Amortization	2,072,906	69,939	—

Total operating expenses	9,775,877	416,431	—

Real estate operating income	9,743,630	325,238	—

Other income (expense):
Interest income	503,479	27,557	—
Interest expense	(8,901,113)	(467,386)	—

Total other income	(8,397,634)	(439,829)	—

Net income (loss)	$1,345,996	$(114,591)	$—

Weighted average number of common shares outstanding
Basic and diluted	13,275,635	411,909	—

Net income (loss) per common share
Basic and diluted	$0.10	$(0.28)	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of	Par	Excess of Par	in Excess of	Stockholders’
	Shares	Value	Value	Earnings	Equity

Balance, September 29, 2004 (Date of Inception)	—	$—	$—	$—	$—
Issuance of Common Stock to Cole Holdings Corporation	20,000	200	199,800		200,000

Balance, December 31, 2004	20,000	200	199,800	—	200,000
Issuance of common stock	2,812,387	28,124	28,080,997	—	28,109,121
Distributions	—	—	—	(195,209)	(195,209)
Commissions on stock sales and related dealer manager fees	—	—	(2,375,780)	—	(2,375,780)
Other offering costs	—	—	(418,575)	—	(418,575)
Net loss	—	—	—	(114,591)	(114,591)

Balance, December 31, 2005	2,832,387	28,324	25,486,442	(309,800)	25,204,966
Issuance of common stock	27,858,817	278,588	277,953,219	—	278,231,807
Distributions	—	—	—	(8,492,214)	(8,492,214)
Commissions on stock sales and related dealer manager fees	—	—	(23,254,138)	—	(23,254,138)
Other offering costs	—	—	(3,332,577)	—	(3,332,577)
Stock option compensation expense			53,913		53,913
Redeemable common stock	—	—	(3,521,256)	—	(3,521,256)
Net income	—	—	—	1,345,996	1,345,996

Balance, December 31, 2006	30,691,204	$306,912	$273,385,603	$(7,456,018)	$266,236,497

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Period from Inception
	December 31,	December 31,	(September 29, 2004) to
	2006	2005	December 31, 2004

Cash Flows from Operating Activities:
Net income (loss)	$1,345,996	$(114,591)	$—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,396,460	151,472	—
Amortization	2,630,841	89,793	—
Stock compensation expense	53,913	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(2,396,534)	(36,001)	—
Prepaid expenses and other assets	(269,945)	(11,928)	—
Accounts payable and accrued expenses	1,733,546	282,797	—
Deferred rent and other liabilities	340,974	—	—
Due to affiliates	26,224	36,199	—

Net cash provided by operating activities	7,861,475	397,741	—

Cash Flows from Investing Activities:
Investment in real estate and related assets	(278,576,503)	(81,344,139)	—
Acquired intangible lease assets	(40,305,246)	(10,497,499)	—
Acquired below market lease intangibles	2,731,169	14,689	—
Restricted cash	(4,025,929)	(1,813,804)	—

Net cash used in investing activities	(320,176,509)	(93,640,753)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	274,710,551	28,109,121	200,000
Proceeds from mortgage and affiliate notes payable	168,764,469	72,084,404	—
Repayment of mortgage and affiliate notes payable	(64,375,352)	(827,363)	—
Refund of mortgage rate lock deposits	1,936,000	—	—
Payment of mortgage rate lock deposits	(5,903,100)	—	—
Escrowed investor proceeds liability	3,896,925	1,813,804	—
Offering costs on issuance of common stock	(26,586,715)	(2,789,170)	—
Distributions to investors	(3,554,073)	—	—
Deferred financing costs paid	(3,582,325)	(772,640)	—

Net cash provided by financing activities	345,306,381	97,618,156	200,000

Net increase in cash and cash equivalents	32,991,347	4,375,144	200,000
Cash and cash equivalents, beginning of period	4,575,144	200,000	—

Cash and cash equivalents, end of period	$37,566,490	$4,575,144	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$1,612,094	$195,209	$—

Mortgage notes assumed in real estate acquisitions	$42,619,758	$—	$—

Common stock issued through distribution reinvestment plan	$3,521,256	$—	$—

Commissions and dealer manager fees due to affiliate	$—	$5,185	$—

Supplemental Cash Flow Disclosures:
Interest paid	$7,981,952	$223,183	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust II, Inc. (the “Company”) was formed on September 29, 2004 and is a Maryland corporation that is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”) the affiliate advisor to the Company, is the sole limited partner and owner of 0.01% (minority interest) of the partnership interests of Cole OP II.

At December 31, 2006, the Company owned 91 properties comprising approximately 2.9 million square feet of single and multi-tenant commercial space located in 26 states. At December 31, 2006, these properties were 100% leased.

On June 27, 2005, the Company commenced a public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act (the “Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, the Company filed a registration statement with the SEC under Rule 462(b) to add securities to the Offering. The registration statement registers an additional 4,390,000 shares of common stock for sale in the primary offering and an additional 952,000 shares of common stock for sale pursuant to the Company’s DRIP.

On November 6, 2006, the Company filed a registration statement with the SEC with respect to a proposed secondary public offering of up to 150,000,000 shares of common stock. The offering would include up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the Company’s DRIP.

The Company commenced its principal operations on September 23, 2005, when it issued the initial 486,000 shares of our common stock in the Offering. Prior to such date, the Company was considered a development stage company. As of December 31, 2006, the Company had accepted subscriptions for 30,691,204 shares of its common stock, including 20,000 shares owned by Cole Holdings Corporation (“Cole Holdings”) for aggregate gross proceeds of approximately $306.5 million before offering costs and selling commissions of approximately $29.4 million. As of December 31, 2006, the Company was authorized to issue 10,000,000 shares of preferred stock, but had none issued and outstanding. As of March 16, 2007, the Company had raised approximately $406.3 million in offering proceeds through the issuance of 40,629,407 shares of its common stock. As of March 16, 2007, approximately $87.6 million in shares (8,760,693 shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed or quoted. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

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

All assets are depreciated on a straight line basis. The estimate useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. As of December 31, 2006, the undiscounted future operating cash flows of any property with potential impairment indicators exceeded its carrying value and no impairment losses had been recorded. As of December 31, 2005, no potential impairment indicators existed and no losses had been recorded.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases and value of tenant relationships, based in each case on their fair values. The Company utilizes independent appraisals to determine the fair values of the tangible assets of an acquired property (which includes land and building).

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below- market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $5.7 million and $1.8 million of offering proceeds for which shares of common stock had not been issued as of December 31, 2006 and 2005, respectively.

Rents and Tenant Receivables

Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. See “—Revenue Recognition” below. Allowance for doubtful accounts was approximately $75,000 and $0 at December 31, 2006 and 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related financing arrangement. Amortization of deferred

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing costs for the years ended December 31, 2006 and 2005, and the period from inception (September 29, 2004) to December 31, 2004, was approximately $548,000, $18,000 and $0, respectively, and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which is recorded as rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, the Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred. Tenant reimbursement income includes payments from tenants as reimbursement for property taxes, utilities, and other property operating expenses.

Income Taxes

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

Concentration of Credit Risk

At December 31, 2006 and 2005, the Company had cash on deposit in one financial institution in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2006, no single tenant accounts for more than 10% of the Company’s gross annualized base rental revenues. Tenants in the drugstore, specialty retail and automotive supply industries comprise approximately 25%, 12% and 11%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2006. As of December 31, 2005, one tenant in the drugstore industry and one tenant in the automotive supply industry accounted for approximately 34% and 31% of the Company’s gross annualized base rental revenues, respectively. Tenants in the drugstore, and automotive supply industries comprise approximately 44% and 31%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2005.

Offering and Related Costs

Cole Advisors II funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the cumulative capital raised by the Company in the Offering. As of December 31, 2006 and 2005, Cole Advisors II had incurred organization and offering costs of approximately $3.8 million and $1.4 million, respectively, on behalf of the Company. Of these amounts, the Company was responsible for approximately $3.8 million and $421,000 at December 31, 2006 and 2005, respectively. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 1.5%, respectively. Organization costs are expensed as incurred, of which

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $57,000, $2,000 and $0 was expensed during the years ended December 31, 2006, and 2005 and the period from inception (September 29, 2004) to December 31, 2004, respectively.

Due to affiliates

As of December 31, 2006, due to affiliates consists of approximately $47,000 due to Cole Advisors II for reimbursement of organization and offering costs and $20,000 to an affiliate of Cole Advisors II for reimbursement of certain loan costs. As of December 31, 2005, due to affiliates consists of approximately $36,000 due to Cole Advisors II for reimbursement of legal fees and approximately $5,000 due to Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer manager, for commissions and dealer manager fees payable on stock issuances.

Stockholders’ Equity

At December 31, 2006, 2005, and 2004 the Company was authorized to issue 240,000,000, 90,000,000, and 90,000,000 respectively, shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for the proceeds received from its distribution reinvestment plan outside of permanent equity for future redemption of shares. During the years ended December 31, 2006 and 2005, proceeds of approximately $3.5 million and $0 were received from the distribution reinvestment plan, respectively, which have been recorded as redeemable common stock in the respective consolidated balance sheets. As of December 31, 2006 and 2005, no shares had been redeemed under the Company’s share redemption program.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The effect of all the outstanding stock options was anti-dilutive to earnings per share for the year ended December 31, 2005. See Note 11.

Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options under the 2004 Independent Directors Stock Option Plan (“IDSOP”) (see Note 11). Under APB No. 25, compensation expense is recorded when the exercise price of stock options is less than the fair value of the underlying stock on the date of grant. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted FAS 123R using the modified prospective application. Accordingly, prior period amounts have not been restated. As of December 31, 2006, there were 20,000 stock options outstanding under the IDSOP at an average exercise price of $9.15 per share.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the years ended December 31, 2006 and 2005. Although our investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. Our properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2006 and 2005.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular monthly distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates.

On December 15, 2006, the Company’s board of directors declared a distribution of $0.0017808 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2007 and ending on March 31, 2007. The monthly distributions were calculated to be equivalent to an annualized distribution of six and one half percent (6.50%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2006, the Company had distributions payable of approximately $1.6 million. The distributions were paid in January 2007, of which approximately $844,000 was reinvested in shares through our distribution reinvestment program.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005.

SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted the provisions of SFAS 123 (revised 2004) using a modified prospective application. The modified prospective method requires companies to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the Company had originally estimated for purposes of preparing its SFAS 123 pro forma disclosures. For all new awards that are granted or modified after the effective date, a company would use SFAS 123R’s measurement model. The Company adopted the new standard on January 1, 2006. See Note 11.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined what impact, if any, the provisions of FIN 48 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date. The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date of the financial instrument is initially recognized. SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The Company has not determined what impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

NOTE 3 — REAL ESTATE ACQUISITIONS

During the year ended December 31, 2006, the Company acquired a 100% interest in 77 commercial properties for an aggregate purchase price of approximately $358.8 million, including acquisition costs of approximately $7.9 million. The Company financed the acquisitions through the issuance and assumption of approximately $213.2 million of mortgage loans generally secured by the individual properties. In accordance with SFAS, No. 141, “Business Combinations”, the Company allocated the purchase price of these properties, including aggregate acquisition costs, to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $85.7 million to land, approximately $229.5 million to building and improvements, approximately $46.3 million to acquired in-place leases, approximately ($2.7) million to acquired below-market leases and approximately $42.6 million related to debt assumed on properties acquired during the year ended December 31, 2006.

During the year ended December 31, 2005, the Company acquired a 100% interest in 14 commercial properties for an aggregate purchase price of approximately $91.8 million, including acquisition costs of approximately $2.0 million. The Company financed the acquisitions through the issuance of approximately $66.8 million of mortgage loans generally secured by the individual properties. In accordance with SFAS, No. 141, “Business Combinations”, the Company allocated the purchase price of these properties, including aggregate acquisition costs, to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $23.8 million to land, approximately $57.5 million to building and improvements, approximately $10.5 million to acquired in-place leases, and approximately ($15,000) to acquired below-market leases.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INTANGIBLE LEASE ASSETS

Identified intangible assets relating to the real estate acquisitions discussed in Note 3 consisted of the following:

	December 31,
	2006	2005

Acquired in place leases and tenant relationships, net of accumulated amortization of $2,142,845 and $69,939 at December 31, 2006 and 2005, respectively (with a weighted average life of 159 and 172 months for in-place leases and tenant relationships, respectively)	$51,939,520	$9,970,272
Acquired above market leases, net of accumulated amortization of $108,327 and $1,942 at December 31, 2006 and 2005, respectively (with a weighted average life of 162 and 118 months for acquired above market leases, respectively)	$2,629,503	$455,346

	$54,569,023	$10,425,618

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2006, 2005 and 2004 was approximately $2.2 million, $72,000 and $0, respectively.

Estimated amortization expense of the respective intangible lease assets as of December 31, 2006 for each of the five succeeding fiscal years is as follows:

	Amount
	Lease
	In-Place and Tenant	Above
Year	Relationships	Market Lease

2007	$3,902,608	$199,240
2008	$3,882,619	$199,240
2009	$3,821,858	$199,240
2010	$3,821,858	$199,240
2011	$3,819,312	$199,240

NOTE 5 — MORTGAGE NOTES PAYABLE

As of December 31, 2006, the Company had 71 mortgage notes payable totaling approximately $218.3 million, of which approximately $215.6 million was fixed rate debt with interest rates ranging from 5.15% to 6.31% with a weighted average interest rate of approximately 5.72%. The Company also had approximately $2.7 million of short-term variable rate debt outstanding at December 31, 2006.

As of December 31, 2005, the Company had 13 mortgage notes payable totaling approximately $71.3 million, of which approximately $41.8 million was fixed rate debt with interest rates ranging from 5.15% to 5.76% with a weighted average interest rate of approximately 5.47%. The Company also had approximately $29.5 million of short-term variable rate debt outstanding at December 31, 2005.

The fixed rate debt mortgage notes require monthly interest-only payments with the principal balance due on various dates from July 2008 through October 2018. The variable rate debt mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points and require monthly interest-only payments and generally mature within 90 days. Each of the mortgage notes are secured by the respective property. Certain of the mortgage notes have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-default agreement may constitute a default under all such mortgage notes in the agreement and may lead to acceleration of the indebtedness due on each

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property within the cross-default agreement. The mortgage notes are generally non-recourse to the Company and Cole Op II, but both are liable for customary non-recourse carveouts.

The fixed rate mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three (3) monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

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

We have entered into interest rate lock agreements. See Note 7.

Related Party Notes

On December 15, 2005, Cole OP II borrowed approximately $2.5 million and approximately $2.0 million from Series C, LLC (“Series C”), which is an affiliate of the Company and the Company’s advisor, by executing two promissory notes which was secured by the membership interests held by Cole OP II in Cole WG St. Louis MO, LLC and Cole RA Alliance OH, LLC, respectively. Each of the loans had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest payable in full on June 30, 2006. Each of the loans was generally non recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including a majority of its independent directors, approved the loans and determined that the terms of the loans were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the notes in full in April 2006.

On February 6, 2006, Cole OP II borrowed approximately $2.3 million from Series C by executing a promissory note which was secured by the membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $18.5 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full in April 2006.

On February 10, 2006, Cole OP II borrowed approximately $4.7 million from Series B, LLC (“Series B”), an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $5.9 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non-recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full in May 2006.

During the years ended December 31, 2006 and 2005 and the period from inception (September 29, 2004) to December 31, 2004 Cole OP II incurred approximately $210,000, $13,000 and $0 in interest expense to affiliates under the aforementioned loans, respectively.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2006:

Principal
For the Year Ending December 31:	Repayments

2007	$3,066,207
2008	9,729,334
2009	205,511
2010	16,884,186
2011	39,272,285
Thereafter	149,108,393

Total	$218,265,916

The variable rate mortgages approximate fair market value. The fair value of our fixed rate mortgage notes payable at December 31, 2006 approximates $215.0 million.

NOTE 6 — INTANGIBLE LEASE LIABILITY

Identified intangible liability relating to the real estate acquisitions discussed in Note 3 consisted of the following:

	December 31,
	2006	2005

Acquired below — market leases, net of accumulated amortization of $96,484 and $52 at December 31, 2006 and 2005, respectively (with a weighted average life of 144 and 141 months, respectively)	$2,649,374	$14,637

Amortization income recorded on the identified intangible liability, for each of fiscal years ended December 31, 2006, 2005 and the period from inception (September 29, 2004) to December 31, 2004 was $96,000, $52 and $0, respectively.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization income of the respective intangible lease liability as of December 31, 2006 for each of the five succeeding fiscal years is as follows:

Amount
Below
Year	Market Lease

2007	$231,097
2008	$231,097
2009	$231,097
2010	$231,097
2011	$230,059

NOTE 7 — EXTENDED RATE LOCK AGREEMENTS

The Company entered into Extended Rate Lock Agreements with Wachovia Bank, N.A. (“Wachovia”) and Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”) (the “Rate Locks”) to lock interest rates ranging from 5.52% to 6.56% for up to approximately $247 million in total borrowings. Under the terms of the Rate Locks, the Company made rate lock deposits totaling approximately $5.9 million to Wachovia and Bear Stearns. As of December 31, 2006, the Company had available borrowings of approximately $197 million under the Rate Locks.

The Company has approximately $3.9 million in rate lock deposits outstanding at December 31, 2006, which are reflected as Mortgage Loan Deposits and recorded in Prepaid Expenses, Mortgage Loan Deposits and Other Assets on the Company’s consolidated balance and statement of cashflows.

The deposits are refundable to the Company in amounts generally equal to 2% of any loans funded under the agreements. The Rate Locks expire 60 days from execution and may be extended by 30 days for a rate lock fee of 0.25% of the loan amount or, at the borrower’s election, by converting the fee into interest rate spread.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Cole Capital receives, and will continue to receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of gross proceeds from the Offering, before reallowance to participating broker-

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect to shares sold under the DRIP. During the years ended December 31, 2006 and 2005, the Company paid approximately $23.3 million and $2.4 million to Cole Capital for commissions and dealer manager fees, of which approximately $20.0 million and $2.0 million was reallowed to participating broker-dealers.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the years ended December 31, 2006 and 2005, the Company reimbursed the advisor approximately $3.4 million and $421,000, respectively, for organizational and offering expenses, of which approximately $57,000 and $2,000, respectively, was expensed as organization costs. During the years ended December 31, 2006 and 2005, the Company paid Cole Realty Advisors approximately $5.8 million and approximately $1.7 million for acquisition fees, respectively.

If Cole Advisors II provides services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the years ended December 31, 2006 and 2005, the Company paid Cole Advisors II approximately $1.8 million and approximately $320,000 for finance coordination fees.

The Company pays, and expects to continue to pay, Cole Realty Advisors, its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees currently equal, and are expected to continue to equal 2% of gross revenues, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the years ended December 31, 2006 and 2005, respectively, the Company paid Cole Realty Advisors approximately $350,000 and approximately $14,000 for property management fees, respectively.

The Company pays Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee will be payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the years ended December 31, 2006 and 2005, respectively the Company paid asset management fees to Cole Advisors II of approximately $587,000 and approximately $25,000, respectively.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the years ended December 31, 2006 and 2005, respectively, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

Upon listing of the Company’s common stock on a national securities exchange, a fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual cumulative, non-compounded return to investors will be paid to Cole Advisors II (the “Subordinated Incentive Listing Fee”).

Upon termination of the advisory agreement with Cole Advisors II, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors II, a performance fee of 10% of the amount, if any, by which (i) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay Cole Advisors II a Subordinated Incentive Listing Fee.

The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which it’s operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the years ended December 31, 2006, 2005 and the period from inception (September 29, 2004) to December 31, 2004, the Company did not reimburse Cole Advisors II for any such costs.

On December 15, 2005, Cole OP II borrowed approximately $2.5 million and approximately $2.0 million from Series C by executing two promissory notes which are secured by the membership interests held by Cole OP II in Cole WG St. Louis MO, LLC and Cole RA Alliance OH, LLC, respectively. Each of the loans has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest payable in full on June 30, 2006. Each of the loans is generally non recourse to Cole OP II and may be prepaid at any time without penalty or premium. The Company’s board of directors, including a majority of its independent directors, approved the loans and determined that the terms of the loans are no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the notes in full in April 2006.

On February 6, 2006, Cole OP II borrowed approximately $2.3 million from Series C, an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by the membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $18.5 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full in April 2006.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 10, 2006, Cole OP II borrowed approximately $4.7 million from Series B, an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by the membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $5.9 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non-recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full in May 2006.

During the years ended December 31, 2006, 2005 and the period from inception (September 29, 2004) to December 31, 2004 Cole OP II incurred approximately $210,000, $13,000 and $0 in interest expense to affiliates under the aforementioned loans, respectively.

During the year ended, December 31, 2006, Cole OP II acquired the following properties from various affiliates of the Company and the Company’s advisor. The acquisitions were funded by net proceeds from the Company’s Offering and the assumption of loans secured by the respective properties.

	Acquisition
Property Description	Date	Location	Seller	Purchase Price		Loan Assumed

Wawa — convenience store	March 29, 2006	Hockessin, DE	Series A, LLC	$4,830,000	(1)	$2,598,068
Wawa — convenience store	March 29, 2006	Manahawkin, NJ	Series A, LLC	4,414,000	(1)	2,374,301
Wawa — convenience store	March 29, 2006	Narberth, PA	Series A, LLC	4,206,000	(1)	2,262,417
Conns — appliance retailer	May 26, 2006	San Antonio, TX	Series D, LLC	4,624,619	(2)	3,580,000
Rite Aid — drugstore	May 26, 2006	Defiance, OH	Cole Acquisitions I, LLC	4,326,165	(2)	2,321,000
CVS — drugstore	May 26, 2006	Madison, MS	Cole Acquisitions I, LLC	4,463,088	(2)	2,809,000
CVS — drugstore	June 28, 2006	Portsmouth, OH	Cole Acquisitions I, LLC	2,101,708	(2)	1,753,000
CVS — drugstore	July 7, 2006	Okeechobee, FL	Cole Acquisitions I, LLC	6,459,262	(2)	4,076,000
Office Depot — office supply	July 7, 2006	Dayton, OH	Cole Acquisitions I, LLC	3,416,526	(2)	2,130,000
Advance Auto — specialty retailer	July 12, 2006	Holland, MI	Cole Acquisitions I, LLC	2,071,843	(2)	1,193,000
Advance Auto — specialty retailer	July 12, 2006	Holland Township, MI	Cole Acquisitions I, LLC	2,137,244	(2)	1,231,000
Advance Auto — specialty retailer	July 12, 2006	Zeeland, MI	Cole Acquisitions I, LLC	1,840,715	(2)	1,057,000
CVS — drugstore	July 12, 2006	Orlando, FL	Series D, LLC	4,956,763	(2)	3,016,000
Office Depot — office supply	July 12, 2006	Greenville, MS	Cole Acquisitions I, LLC	3,491,470	(2)	2,192,000
Office Depot — office supply	July 19, 2006	Warrensburg, MO	Series D, LLC	2,880,552	(2)	1,810,000
CVS — drugstore	August 10, 2006	Gulfport, MS	Cole Acquisitions I, LLC	4,414,117	(2)	2,611,000

				$60,634,072		$37,013,786

(1)	The Company’s board of director’s, including all of the independent directors, approved the transaction as being fair and reasonable to the Company, at a price in excess of the cost to Series A, LLC, which is an affiliate of our advisor, but substantial justification exists for such excess, such excess is reasonable and the costs of the interest did exceed its current fair market value as determined by an independent expert selected by the Company’s independent directors.

(2)	The Company’s board of director’s, including all of the independent directors, approved the transactions above as being fair and reasonable to the Company, at a price no greater than the cost to the affiliated entity, and at a cost that did not exceed its current fair market value as determined by an independent expert.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage Cole Advisors II and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors II and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

NOTE 11 — INDEPENDENT DIRECTOR’S STOCK OPTION PLAN

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share (or greater, if such higher price is necessary so that such options shall not be considered a “nonqualified deferred compensation plan” under Section 409A of the Internal Revenue Code of 1986, as amended). It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of December 31, 2006 and 2005, the Company had granted options to purchase 20,000 and 10,000 shares at $9.15 per share, respectively, each with a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted FAS 123R using the modified prospective application. Accordingly, prior period amounts have not been restated.

During the year ended December 31, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $54,000. Stock-based compensation expense recognized in the year ended December 31, 2006 was based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

Prior to SFAS 123R, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees ,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 ,” issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, during prior periods we elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No grants were made under the Independent Director Plan in 2004. A summary of the Company’s stock option activity under its Independent Director Plan during the years ended December 31, 2006 and 2005 is as follows:

		Exercise
	Number	Price	Exercisable

Outstanding at December 31, 2004	—		—
Granted in 2005	10,000	$9.15

Outstanding at December 31, 2005	10,000	$9.15	—
Granted in 2006	10,000	$9.15

Outstanding at December 31, 2006	20,000	$9.15	10,000

As of December 31, 2006 and 2005, options to purchase 10,000 shares were unvested with a weighted average contractual remaining life of approximately 9.3 and 8.9 years, respectively.

The weighted average fair value of options granted were $6.04 in 2005 and $5.55 in 2006. As of December 31, 2006 the number of options that were currently vested and expected to become vested was 20,000 shares and have an intrinsic value of $17,000. The 2005 pro forma impact on the results of operations is a reduction in EPS of $.10. The total 2005 stock-based employee compensation proforma expense determined under fair-value-based method for all awards, net of tax was approximately, $40,000.

In accordance with Statement 123R, the fair value of each stock option granted has been estimated as of the date of the grant using the Black-Scholes method based on the following assumptions; a weighted average risk-free interest rate from 4.19% to 5.07%, a projected future dividend yield from 6.0% to 6.25%, expected volatility of 0%, and an expected life of an option of 10 years. Based on these assumptions, the fair value of the options granted during the years ended December 31, 2006 and 2005 was approximately $55,000 and $60,000, respectively. As of December 31, 2006, there was approximately $22,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized during 2007.

NOTE 12 — STOCKHOLDERS EQUITY

Distribution Reinvestment Plan

The Company maintains a distribution reinvestment plan that allows common stockholders (the “Stockholders”) to elect to have the distributions the Stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the distribution reinvestment plan will be the higher of 95% of the fair market value per share as determined by the Company’s board of directors and $9.50 per share. No sales commissions or dealer manager fees will be paid on shares sold under the distribution reinvestment plan. The Company may terminate the distribution reinvestment plan at the Company’s discretion at any time upon ten days prior written notice to the Stockholders. Additionally, the Company will be required to discontinue sales of shares under the distribution reinvestment plan on the earlier of June 27, 2007, which is two years from the effective date of the Offering, unless the Offering is extended, or the date the Company sells 5,952,000 shares under the Offering, unless the Company files a new registration statement with the Securities and Exchange Commission and applicable states. During the years ended December 31, 2006 and 2005, approximately 371,000 and 0 shares were purchased under the distribution reinvestment plan for $3.5 million and $0, respectively, which have been recorded as redeemable common stock on the consolidated balance sheets.

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

Upon receipt of a request for redemption, the Company will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. The Company will charge an administrative fee to the Stockholder for the search and other costs, which will be deducted from the proceeds of the redemption or, if a lien exists, will be charged to the Stockholder. Repurchases will be made quarterly. If funds are not available to redeem all requested redemptions at the end of each quarter, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next quarter, unless withdrawn. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the Stockholders. No shares were redeemed under the share redemption program during the years ended December 31, 2006 and 2005.

NOTE 13 — INCOME TAXES

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholder for the years ended December 31, 2006 and 2005.

	2006	2005

Character of Distributions:
Ordinary income	42%	0%
Return of capital	58%	0%

Total	100%	100%

At December 31, 2006 and 2005, the tax basis carrying value of the Company’s total assets was approximately $500.5 million and approximately $98.8 million, respectively. During the years ended December 31, 2006 and 2005 and the period from inception (September 29, 2004) to December 31, 2004, the Company had state income taxes of approximately $24,000, $3,000, and $0, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“margin tax,” which for financial reporting purposes is considered an income tax. The Company believes the impact of this legislation was not material to the Company for the year ended December 31, 2006. Accordingly, it has not recorded a provision for income taxes in its accompanying consolidated condensed financial statements for the year ended December 31, 2006.

NOTE 14 — OPERATING LEASES

All of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, at December 31, 2006 is as follows:

Amount

Year ending December 31:
2007	$34,430,846
2008	34,385,306
2009	34,244,642
2010	34,244,642
2011	34,230,502
Thereafter	302,476,178

Total	$474,012,116

NOTE 15 — QUARTERLY RESULTS (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2006. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$2,571,786	$3,715,493	$5,392,741	$7,839,487
Net income (loss)	(182,588)	(181,847)	548,942	1,161,489
Basic and diluted net income (loss) per share	(0.04)	(0.02)	0.04	0.05
Dividends per share	$0.15	$0.15	$0.16	$0.16

	2005(1)
	Third Quarter	Fourth Quarter

Revenues	$2,761	$738,908
Net loss	(29,543)	(85,048)
Basic and diluted net loss per share(2)	(0.46)	(0.05)
Dividends per share	—	$0.15

(1)	No quarterly financial information is presented for the first two quarters of 2005 as the Company was a development stage company during those quarters and had no operations.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The total of the two quarterly amounts for the year ended December 31, 2005, does not equal the total for the year then ended. This difference results from the increase in shares outstanding over the year.

NOTE 16 — SUBSEQUENT EVENTS

Sale of Shares of Common Stock

As of March 16, 2007, the Company had raised approximately $406.3 million in offering proceeds through the issuance of approximately 40,600,000 shares of the Company’s common stock. As of March 16, 2007, approximately $87.6 million in shares (8,760,593 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

Property Acquisition and Borrowings

During the period from January 1, 2007 through March 19, 2007, the Company acquired 17 commercial real estate properties in separate transactions for an aggregate acquisition cost of approximately $229.4 million and issued mortgage notes payable totaling approximately $152.2 million to finance the transactions or finance previous transactions (see detailed borrowings below). The acquisitions are as follows:

Property	Location	Acquisition Date	Square Feet	Purchase Price(1)

HOM-furniture store	Fargo, ND	January 4, 2007	122,108	$12,000,000
La-Z-Boy-furniture store	Newington, CT	January 5, 2007	20,701	6,900,000
Advance Auto-parts store	Maryland Heights, MO	January 12, 2007	7,000	1,893,000
Victoria Crossing-multi-tenant retail center	Victoria, TX	January 12, 2007	87,473	12,750,000
Academy Sports-corporate offices/distribution	Katy, TX	January 18, 2007	1,500,596	102,000,000
Gordmans-department store	Peoria, IL	January 18, 2007	60,947	9,000,000
One Pacific Place-multi-tenant retail center	Omaha, NE	February 6, 2007	91,564	36,000,000
Sack n Save-convenience store/O’Reilly Auto-parts store	Garland, TX	February 6, 2007	65,295	5,060,000
Tractor Supply-specialty retail store	Ankeny, IA	February 9, 2007	19,097	3,000,000
ABX Air-distribution center	Coventry, RI	February 14, 2007	33,000	4,090,000
Office Depot-office supply store	Enterprise, AL	February 27, 2007	20,000	2,776,357
Northern Tool-specialty retail store	Blaine, MN	February 28, 2007	25,685	4,900,000
Office Max-office supply store	Orangeburg, SC	February 28, 2007	23,600	3,125,000
Walgreens-drugstore	Cincinnati, OH	March 5, 2007	15,120	5,140,000
Walgreens-drugstore	Madeira, OH	March 5, 2007	13,905	4,425,000
Walgreens-drugstore	Sharonville, OH	March 5, 2007	13,905	4,085,000
AT&T-office building	Beaumont, TX	March 19, 2007	141,525	12,275,000

Total			2,261,521	$229,419,357

(1)	Purchase price excludes related closing and acquisition costs.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following mortgage notes require monthly interest-only payments and either relate to the aforementioned acquisitions or previous acquisitions of the Company:

		Fixed Rate	Fixed		Variable
		Loan	Interest		Rate Loan		Total Loan
Property	Location	Amount	Rate	Maturity Date	Amount(1)	Maturity Date	Outstanding

Dick’s Sporting Goods	Amherst, NY	$6,321,000	5.62%	February 1, 2017	$—	N/A	$6,321,000
HOM Furniture	Fargo, ND	4,800,000	5.56%	February 1, 2017	—	N/A	4,800,000
Victoria Crossing	Victoria, TX	8,288,000	5.71%	February 11, 2017	1,912,000	April 12, 2007	10,200,000
Academy Sports	Katy, TX	68,250,000	5.61%	February 1, 2017	—	N/A	68,250,000
La-Z-Boy	Newington, CT	4,140,000	5.66%	February 1, 2017	—	N/A	4,140,000
Gordman’s	Peoria, IL	4,950,000	5.71%	February 1, 2017	—	N/A	4,950,000
One Pacific Place	Omaha, NE	23,400,000	5.53%	March 1, 2017	—	N/A	23,400,000
Sack ’N Save	Garland, TX	3,290,000	5.54%	March 1, 2037	—	N/A	3,290,000
ABX Air	Coventry, RI	2,454,000	5.70%	April 1, 2012	—	N/A	2,454,000
Office Depot	Enterprise, RI	1,850,000	6.29%	March 1, 2017	—	N/A	1,850,000
Northern Tool	Blaine, MN	3,185,000	6.00%	September 1, 2016	—	N/A	3,185,000
Office Max	Orangeburg, SC	1,875,000	5.61%	April 1, 2012	—	N/A	1,875,000
Walgreens	Cincinnati, OH	3,341,000	6.00%	September 1, 2016	—	N/A	3,341,000
Walgreens	Madeira, OH	2,876,000	5.70%	April 1, 2012	—	N/A	2,876,000
Walgreens	Sharonville, OH	2,655,000	5.62%	April 1, 2012	—	N/A	2,655,000
AT&T	Beaumont, TX	8,592,000	5.87%	April 1, 2017	—	N/A	8,592,000

Total		$150,267,000			$1,912,000		$152,179,000

(1)	The variable rate debt mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points with interest paid monthly.

Extended Rate Lock Agreement

During the period from January 1, 2007 through March 16, 2007, the Company entered into Rate Locks with Bear Stearns to lock interest rates ranging from 5.49% to 5.80% for up to approximately $265.3 million in borrowings. Under the terms of Rate Locks, the Company made rate lock deposits totaling approximately $5.9 million to Bear Stearns. As of March 16, 2007, the Company had available total borrowings of approximately $347.6 million under the Rate Locks and approximately $7.5 million in rate lock deposits outstanding.

The deposits are refundable to the Company in amounts generally equal to 2% of any loans funded under the agreements. The Rate Locks expire 60 days from execution and may be extended by 30 days for a rate lock fee of 0.25% of the loan amount or, at the borrower’s election, by converting the fee into interest rate spread.

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2006

				Gross Amount at Which Carried at
	Initial Costs to Company			December 31, 2006
			Buildings and		Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Land	Improvements	Total	Depreciation

Tractor Supply — Parkersburg, WV	$1,793,000	$934,094	$2,049,813	$934,094	$2,049,813	$2,983,907	$(76,638)
Walgreens — Brainerd, MN	3,463,000	981,431	2,879,090	981,431	2,879,090	3,860,521	(99,601)
Rite Aid — Alliance, OH	—	431,879	1,445,749	431,879	1,445,749	1,877,628	(52,107)
La-Z-Boy — Glendale, AZ	4,553,000	2,515,230	2,968,168	2,515,230	2,968,168	5,483,398	(100,563)
Walgreens — Florissant, MO	4,150,000	1,481,823	3,204,729	1,481,823	3,204,729	4,686,552	(93,189)
Walgreens (Telegraph Rd) — St. Louis, MO	4,048,000	1,744,792	2,874,581	1,744,792	2,874,581	4,619,373	(83,725)
Walgreens (Gravois Rd) — St. Louis, MO	4,922,000	2,220,036	3,304,989	2,220,036	3,304,989	5,525,025	(96,216)
Walgreens — Columbia, MO	4,487,894	2,349,209	3,345,990	2,349,209	3,345,990	5,695,199	(103,845)
Walgreens — Olivette, MO	5,379,146	3,076,687	3,797,713	3,076,687	3,797,713	6,874,400	(114,451)
CVS — Alpharetta, GA	2,480,000	1,214,170	1,693,229	1,214,170	1,693,229	2,907,399	(50,486)
Lowe’s — Enterprise, AL	5,980,000	1,011,873	5,803,040	1,011,873	5,803,040	6,814,913	(172,184)
CVS — Richland Hills, TX	2,928,000	1,141,450	2,302,484	1,141,450	2,302,484	3,443,934	(63,875)
FedEx Package Distribution Center — Rockford, IL	4,920,000	1,468,781	3,668,567	1,468,781	3,668,567	5,137,348	(110,365)
Plastech — Auburn Hills, MI	17,700,000	3,282,853	18,151,689	3,282,853	18,151,689	21,434,542	(504,875)
Academy Sports — Macon, Georgia	4,280,000	1,232,263	3,900,882	1,232,263	3,900,882	5,133,145	(107,134)
David’s Bridal Lenexa, KS	2,616,000	765,520	2,196,877	765,520	2,196,877	2,962,397	(71,576)
Rite Aid — Enterprise, AL	2,971,000	919,527	2,390,771	919,527	2,390,771	3,310,298	(63,800)
Rite Aid — Wauseon, OH	3,115,000	1,020,780	2,274,879	1,020,780	2,274,879	3,295,659	(62,930)
Staples — Crossville, TN	2,320,000	488,394	2,227,311	488,394	2,227,311	2,715,705	(71,726)
Rite Aid — Saco, ME	2,000,000	391,401	1,989,472	391,401	1,989,472	2,380,873	(53,552)
Wadsworth Boulevard — Denver, CO	12,025,000	4,722,891	12,615,284	4,722,891	12,615,284	17,338,175	(287,993)
Mountainside Fitness — Chandler, AZ	—	1,176,013	4,475,967	1,176,013	4,475,967	5,651,980	(129,427)
Drexel Heritage — Hickory, NC	3,400,000	393,637	3,621,909	393,637	3,621,909	4,015,546	(172,619)
Rayford Square — Spring, TX	5,940,000	2,338,988	6,695,818	2,338,988	6,798,959	9,137,947	(134,829)
CVS — Scioto Trail, OH	1,753,000	560,614	1,639,355	560,614	1,639,355	2,199,970	(38,212)
Wawa — Hockessin, DE	2,604,523	1,849,527	1,999,555	1,849,527	1,999,555	3,849,082	(47,106)
Wawa — Manahawkin, NJ	2,387,480	1,359,042	2,360,169	1,359,042	2,360,169	3,719,211	(43,181)
Wawa — Narberth, PA	2,242,784	1,659,442	1,781,616	1,659,442	1,781,616	3,441,059	(40,564)
CVS — Lakewood, OH	1,960,000	552,398	1,225,358	552,398	1,225,358	1,777,756	(29,796)
Rite Aid — Cleveland, OH	2,055,000	565,621	1,752,830	565,621	1,752,830	2,318,452	(37,666)
Rite Aid — Fremont, OH	2,020,000	862,601	1,434,798	862,601	1,434,798	2,297,399	(30,031)
Walgreens — Knoxville, TN	3,800,000	1,825,563	2,465,399	1,825,563	2,465,399	4,290,962	(44,767)
Conns — San Antonio, TX	—	1,025,607	3,054,246	1,025,607	3,054,246	4,079,853	(50,863)
CVS — Madison, MS	2,809,000	1,067,833	2,834,999	1,067,833	2,834,999	3,902,832	(49,374)
Rite Aid — Defiance, OH	2,321,000	1,174,368	2,372,765	1,174,368	2,372,765	3,547,134	(41,599)
Dollar General — Crossville, TN	2,400,000	646,516	2,087,900	646,516	2,087,900	2,734,416	(33,272)
Dollar General — Ardmore, TN	2,220,000	735,251	1,839,020	735,251	1,839,020	2,574,271	(29,024)
Dollar General — Livingston, TN	2,285,000	899,366	1,686,871	899,366	1,686,871	2,586,237	(27,157)

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

				Gross Amount at Which Carried at
	Initial Costs to Company			December 31, 2006
			Buildings and		Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Land	Improvements	Total	Depreciation

Wehrenberg Theatre — Arnold, MO	—	2,798,101	4,610,072	2,798,101	4,610,072	7,408,173	(66,527)
Sportsmans Warehouse — Wichita, KS	6,173,250	1,585,901	5,953,865	1,585,901	5,953,865	7,539,766	(82,732)
CVS — Portsmouth, OH	—	331,566	1,882,850	331,566	1,882,850	2,214,417	(30,201)
Advance Auto — Greenfield, IN	—	670,376	608,924	670,376	608,924	1,279,300	(11,131)
Advance Auto — Trenton, OH	—	333,410	650,513	333,410	650,513	983,923	(11,880)
Rite Aid — Lansing, MI	1,041,000	253,728	1,276,423	253,728	1,276,423	1,530,151	(22,004)
Advance Auto — Columbia Heights, MN	1,384,000	548,504	1,071,332	548,504	1,071,332	1,619,836	(14,757)
Advance Auto — Fergus Falls, MN	963,000	186,571	911,215	186,571	911,215	1,097,786	(12,983)
CVS — Okeechobee, FL	4,076,000	1,622,567	3,565,482	1,622,567	3,565,482	5,188,049	(44,296)
Office Depot — Dayton, OH	2,130,000	806,590	2,187,766	806,590	2,187,766	2,994,356	(26,080)
Advance Auto — Holland Township, MI	1,231,000	647,207	1,134,493	647,207	1,134,493	1,781,700	(16,320)
Advance Auto — Holland, MI	1,193,000	613,597	1,117,758	613,597	1,117,758	1,731,355	(16,079)
Advance Auto — Zeeland, MI	1,057,000	429,608	1,108,675	429,608	1,108,675	1,538,284	(15,949)
CVS — Lake Pickett, Florida	3,016,000	2,125,478	2,213,491	2,125,478	2,213,491	4,338,969	(28,411)
Office Depot — Greenville, MS	2,192,000	665,789	2,469,061	665,789	2,469,061	3,134,850	(29,976)
Office Depot — Warrensburg, MO	1,810,000	1,024,240	1,539,821	1,024,240	1,539,821	2,564,061	(25,982)
CVS — Gulfport, MS	2,611,000	1,230,582	2,533,367	1,230,582	2,533,367	3,763,949	(25,756)
Advance Auto — Grand Forks, ND	1,120,000	345,742	889,151	345,742	889,151	1,234,893	(10,547)
CVS — Clinton, NY	2,440,000	683,648	2,013,683	683,648	2,013,683	2,697,331	(19,831)
Oxford Theater Co. — Oxford, MS	5,175,000	281,378	6,825,611	281,378	6,825,611	7,106,989	(65,472)
Advance Auto — Duluth, MN	—	283,999	1,049,951	283,999	1,049,951	1,333,950	(9,293)
Walgreens — Picayune, MS	3,404,000	1,212,126	2,547,455	1,212,126	2,547,455	3,759,581	(19,816)
Kohl’s — Wichita, KS	5,200,000	1,798,355	6,199,319	1,798,355	6,199,319	7,997,674	(49,931)
Lowe’s — Lubbock, TX	7,475,000	4,580,834	6,562,023	4,580,834	6,562,023	11,142,857	(54,814)
Lowe’s — Midland, TX	7,150,000	3,524,571	7,330,791	3,524,571	7,330,791	10,855,362	(60,524)
Advance Auto — Grand Bay, AL	—	255,650	769,738	255,650	769,738	1,025,388	(7,259)
Advance Auto — Hurley, MS	—	171,442	811,166	171,442	811,166	982,608	(7,607)
Advance Auto — Rainsville, AL	—	383,035	823,287	383,035	823,287	1,206,322	(7,675)
Golds Gym — O’Fallon, IL	5,840,000	1,406,558	5,251,148	1,406,558	5,251,148	6,657,706	(45,964)
Rite Aid — Glassport, PA	2,325,000	673,691	3,111,915	673,691	3,111,915	3,785,606	(16,556)
David’s Bridal & Radio Shack — Topeka, KS	—	568,818	2,193,734	568,818	2,193,734	2,762,552	(15,596)
Rite Aid — Hanover, PA	4,115,000	1,924,176	3,804,197	1,924,176	3,804,197	5,728,373	(20,050)
American TV and Appliance — Peoria, IL	7,358,971	2,028,344	8,171,391	2,028,344	8,171,391	10,199,735	(47,160)
Tractor Supply — LaGrange, TX	1,405,000	255,831	2,090,959	255,831	2,090,959	2,346,790	(7,748)
Staples — Peru, IL	1,930,000	1,284,858	1,958,593	1,284,858	1,958,593	3,243,451	(7,858)
FedEx — Council Bluffs, IA	2,185,000	529,813	1,844,850	529,813	1,844,850	2,374,663	(6,299)
FedEx — Edwardsville, KS	12,880,000	1,692,923	15,438,264	1,692,923	15,438,264	17,131,187	(51,934)
CVS — Glenville Scotia, NY	4,200,000	1,600,660	2,927,958	1,600,660	2,927,958	4,528,618	(9,649)

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

				Gross Amount at Which Carried at
	Initial Costs to Company			December 31, 2006
			Buildings and		Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Land	Improvements	Total	Depreciation

Advance Auto — Ashland, KY	—	640,697	826,863	640,697	826,863	1,467,560	(3,481)
Advance Auto — Jackson, OH	—	449,448	755,072	449,448	755,072	1,204,520	(3,219)
Advance Auto — New Boston, OH	—	477,296	846,287	477,296	846,287	1,323,583	(3,614)
Advance Auto — Scottsburg, IN	—	263,641	843,653	263,641	843,653	1,107,294	(3,563)
Tractor Supply — Livingston, TX	—	429,905	2,359,595	429,905	2,359,595	2,789,500	(8,644)
Tractor Supply — New Braunfels, TX	—	510,964	2,350,433	510,964	2,350,433	2,861,397	(8,669)
Office Depot — Benton, AR	2,130,000	559,519	2,504,655	559,519	2,504,655	3,064,174	(8,197)
Old Time Pottery — Fairview Heights, IL	3,424,000	1,043,902	2,943,316	1,043,902	2,943,316	3,987,218	(17,702)
Infiniti — Davie, FL	—	3,075,608	5,397,764	3,075,608	5,397,764	8,473,372	(19,092)
Office Depot — Oxford, MS	2,295,000	916,139	2,141,228	916,139	2,141,228	3,057,367	(2,638)
Tractor Supply — Crockett, TX	1,325,000	290,764	1,957,095	290,764	1,957,095	2,247,859	(3,579)
Mercedes Benz — Atlanta, GA	—	2,623,201	7,202,674	2,623,201	7,202,674	9,825,875	(7,642)
Dick’s Sporting Goods — Amherst, NY	—	3,146,987	6,077,279	3,146,987	6,077,279	9,224,266	(8,892)
Chili’s — Paris, TX	1,790,000	600,098	1,851,435	600,098	1,851,435	2,451,533	(2,096)
Staples — Clarksville, IN	2,900,000	938,994	3,079,951	938,994	3,079,951	4,018,945	(3,871)

Total	$253,273,048	$109,414,901	$287,001,474	$109,414,901	$287,104,615	$396,519,516	$(4,547,864)

		Date	Depreciation is
Description	Date Acquired	Constructed	Computed(a)

Tractor Supply — Parkersburg, WV	9/26/2005	2005	0 to 40 years
Walgreens — Brainerd, MN	10/6/2005	2000	0 to 40 years
Rite Aid — Alliance, OH	10/25/2005	1996	0 to 40 years
La-Z-Boy — Glendale, AZ	10/25/2005	2001	0 to 40 years
Walgreens — Florissant, MO	11/2/2005	2001	0 to 40 years
Walgreens (Telegraph Rd) — St. Louis, MO	11/2/2005	2001	0 to 40 years
Walgreens (Gravois Rd) — St. Louis, MO	11/2/2005	2001	0 to 40 years
Walgreens — Columbia, MO	11/22/2005	2002	0 to 40 years
Walgreens — Olivette, MO	11/22/2005	2001	0 to 40 years
CVS — Alpharetta, GA	12/1/2005	1998	0 to 40 years
Lowe’s — Enterprise, AL	12/1/2005	1995	0 to 40 years
CVS — Richland Hills, TX	12/8/2005	1997	0 to 40 years
FedEx Package Distribution Center — Rockford, IL	12/9/2005	1994	0 to 40 years
Plastech — Auburn Hills, MI	12/1/2005	1995	0 to 40 years
Academy Sports — Macon, Georgia	1/6/2006	2005	0 to 40 years
David’s Bridal Lenexa, KS	1/11/2006	2006	0 to 40 years
Rite Aid — Enterprise, AL	1/26/2006	2005	0 to 40 years
Rite Aid — Wauseon, OH	1/26/2006	2005	0 to 40 years
Staples — Crossville, TN	1/26/2006	2001	0 to 40 years
Rite Aid — Saco, ME	1/27/2006	1997	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

		Date	Depreciation is
Description	Date Acquired	Constructed	Computed(a)

Wadsworth Boulevard — Denver, CO	2/8/2006	1991	0 to 40 years
Mountainside Fitness — Chandler, AZ	2/10/2006	2001	0 to 40 years
Drexel Heritage — Hickory, NC	2/24/2006	1963	0 to 40 years
Rayford Square — Spring, TX	3/2/2006	1973	0 to 40 years
CVS — Scioto Trail, OH	3/8/2006	1997	0 to 40 years
Wawa — Hockessin, DE	3/29/2006	2001	0 to 40 years
Wawa — Manahawkin, NJ	3/29/2006	2001	0 to 40 years
Wawa — Narberth, PA	3/29/2006	2001	0 to 40 years
CVS — Lakewood, OH	4/20/2006	1996	0 to 40 years
Rite Aid — Cleveland, OH	4/27/2006	1997	0 to 40 years
Rite Aid — Fremont, OH	4/27/2006	1997	0 to 40 years
Walgreens — Knoxville, TN	5/8/2006	2000	0 to 40 years
Conns — San Antonio, TX	5/26/2006	2002	0 to 40 years
CVS — Madison, MS	5/26/2006	2004	0 to 40 years
Rite Aid — Defiance, OH	5/26/2006	2005	0 to 40 years
Dollar General — Crossville, TN	6/2/2006	2006	0 to 40 years
Dollar General — Ardmore, TN	6/9/2006	2005	0 to 40 years
Dollar General — Livingston, TN	6/12/2006	2006	0 to 40 years
Wehrenberg Theatre — Arnold, MO	6/14/2006	1998	0 to 40 years
Sportsmans Warehouse — Wichita, KS	6/27/2006	2006	0 to 40 years
CVS — Portsmouth, OH	6/28/2006	1997	0 to 40 years
Advance Auto — Greenfield, IN	6/29/2006	2003	0 to 40 years
Advance Auto — Trenton, OH	6/29/2006	2003	0 to 40 years
Rite Aid — Lansing, MI	6/29/2006	1996	0 to 40 years
Advance Auto — Columbia Heights, MN	7/6/2006	2005	0 to 40 years
Advance Auto — Fergus Falls, MN	7/6/2006	2005	0 to 40 years
CVS — Okeechobee, FL	7/7/2006	2001	0 to 40 years
Office Depot — Dayton, OH	7/7/2006	2005	0 to 40 years
Advance Auto — Holland Township, MI	7/12/2006	2006	0 to 40 years
Advance Auto — Holland, MI	7/12/2006	2006	0 to 40 years
Advance Auto — Zeeland, MI	7/12/2006	2005	0 to 40 years
CVS — Lake Pickett, Florida	7/12/2006	2005	0 to 40 years
Office Depot — Greenville, MS	7/12/2006	2000	0 to 40 years
Office Depot — Warrensburg, MO	7/19/2006	2001	0 to 40 years
CVS — Gulfport, MS	8/10/2006	2000	0 to 40 years
Advance Auto — Grand Forks, ND	8/15/2006	2005	0 to 40 years
CVS — Clinton, NY	8/24/2006	2006	0 to 40 years
Oxford Theater Co. — Oxford, MS	8/31/2006	2006	0 to 40 years
Advance Auto — Duluth, MN	9/8/2006	2006	0 to 40 years
Walgreens — Picayune, MS	9/15/2006	2006	0 to 40 years
Kohl’s — Wichita, KS	9/27/2006	1996	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

		Date	Depreciation is
Description	Date Acquired	Constructed	Computed(a)

Lowe’s — Lubbock, TX	9/27/2006	1996	0 to 40 years
Lowe’s — Midland, TX	9/27/2006	1996	0 to 40 years
Advance Auto — Grand Bay, AL	9/29/2006	2005	0 to 40 years
Advance Auto — Hurley, MS	9/29/2006	2006	0 to 40 years
Advance Auto — Rainsville, AL	9/29/2006	2005	0 to 40 years
Golds Gym — O’Fallon, IL	9/29/2006	2005	0 to 40 years
Rite Aid — Glassport, PA	10/4/2006	2006	0 to 40 years
David’s Bridal & Radio Shack — Topeka, KS	10/13/2006	2006	0 to 40 years
Rite Aid — Hanover, PA	10/17/2006	2006	0 to 40 years
American TV and Appliance — Peoria, IL	10/23/2006	2003	0 to 40 years
Tractor Supply — LaGrange, TX	11/6/2006	2006	0 to 40 years
Staples — Peru, IL	11/10/2006	1998	0 to 40 years
FedEx — Council Bluffs, IA	11/15/2006	1999	0 to 40 years
FedEx — Edwardsville, KS	11/15/2006	1999	0 to 40 years
CVS — Glenville Scotia, NY	11/16/2006	2006	0 to 40 years
Advance Auto — Ashland, KY	11/17/2006	2006	0 to 40 years
Advance Auto — Jackson, OH	11/17/2006	2005	0 to 40 years
Advance Auto — New Boston, OH	11/17/2006	2005	0 to 40 years
Advance Auto — Scottsburg, IN	11/17/2006	2006	0 to 40 years
Tractor Supply — Livingston, TX	11/22/2006	2006	0 to 40 years
Tractor Supply — New Braunfels, TX	11/22/2006	2006	0 to 40 years
Office Depot — Benton, AR	11/21/2006	2001	0 to 40 years
Old Time Pottery — Fairview Heights, IL	11/21/2006	1979	0 to 40 years
Infiniti — Davie, FL	11/30/2006	2006	0 to 40 years
Office Depot — Oxford, MS	12/1/2006	2006	0 to 40 years
Tractor Supply — Crockett, TX	12/1/2006	2006	0 to 40 years
Mercedes Benz — Atlanta, GA	12/15/2006	2000	0 to 40 years
Dick’s Sporting Goods — Amherst, NY	12/20/2006	1993	0 to 40 years
Chili’s — Paris, TX	12/28/2006	1999	0 to 40 years
Staples — Clarksville, IN	12/29/2006	2006	0 to 40 years

(a)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

		Accumulated
	Cost	Depreciation

Balance at December 31, 2005	$81,344,139	$151,472
2006 Additions	315,175,380	(2,825,742)
2006 Dispositions	—	—

Balance at December 31, 2006	$396,519,519	$(2,674,270)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description

3.1		Fifth Articles of Amendment and Restatement. as corrected. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K (File No. 333-121094), filed on March 23, 2006).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 6, 2005).
3.3		Articles of Amendment to Fifth Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-11 (File No. 333-138444), filed on November 3, 2006).
4.1		Form of Subscription Agreement and Subscription Agreement Signature Page. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-11/A (File No. 333-121094), filed on June 16, 2005).
4.2		Form of Additional Investment Subscription Agreement. (Incorporated by reference to Exhibit 10.64 to the Company’s POS AM (File No. 333-121094), filed on December 20, 2006).
10.1		2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-11 (File No. 333-121094), filed on December 9, 2004).
10.2		Form of Stock Option Agreement under 2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-11/A (File No. 333-121094), filed on April 11, 2005).
10.3		Amended and Restated Property Management and Leasing Agreement, dated September 16, 2005, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Fund Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.4		Amended and Restated Advisory Agreement, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.5		Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.6		Amended and Restated Distribution Reinvestment Plan (included as Appendix C to prospectus). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-121094), filed on December 22, 2005).
10.7		First Amendment to Amended and Restated Advisory Agreement, dated April 17, 2006, between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on May 12, 2006).
10.8		Form of Dealer Manager Agreement. (Incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q (File No. 333-121094), filed on August 12, 2005).
10	.9*	Purchase Agreement between Cole AS Katy TX, LP and 44.385 Acres, Ltd. and Mason MSG, Ltd. pursuant to an Assignment of Agreement of Purchase and Sale Agreement dated January 17, 2007.
10	.10*	Promissory Note between Cole AS Katy TX, LP and Bear Stearns Commercial Mortgage, Inc. dated January 18, 2007.
21.1		List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s POS AM (File No. 333-121094), filed on December 20, 2006).
31	.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.