Form 10-Q
period 2007-03-31
Cole Credit Property Trust II Inc
filed 2007-05-15
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

As of May 11, 2007, there were 51,600,767 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS:
Real estate assets, at cost:
Land	$166,930,667	$109,506,269
Buildings and improvements, less accumulated depreciation of $7,519,166 and $4,547,932, at March 31, 2007 and December 31, 2006, respectively	479,536,419	282,468,749
Acquired intangible lease assets, less accumulated amortization of $3,622,906 and $2,251,172 at March 31, 2007 and December 31, 2006, respectively	82,117,662	54,569,023
Total real estate assets	728,584,748	446,544,041

Cash and cash equivalents	37,735,612	37,566,490
Restricted cash	14,722,513	5,839,733
Rents and tenant receivables, less allowance for doubtful accounts of $184,149 and $75,000 at March 31, 2007 and December 31, 2006, respectively	3,588,151	2,432,536
Prepaid expenses, mortgage loan deposits and other assets	7,852,788	4,248,973
Deferred financing costs, less accumulated amortization of $737,990 and $565,946 at March 31, 2007 and December 31, 2006, respectively	5,985,610	3,789,019
Total assets	$798,469,422	$500,420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Mortgage notes payable	$389,679,900	$218,265,916
Accounts payable and accrued expenses	3,186,044	2,016,343
Escrowed investor proceeds	14,678,510	5,710,730
Acquired below market lease intangibles, less accumulated amortization of $194,383 and $96,484 at March 31, 2007 and December 31, 2006, respectively	5,287,698	2,649,374
Distributions payable	2,255,891	1,612,094
Deferred rent and other liabilities	1,745,486	408,582
Total liabilities	416,833,529	230,663,039
Redeemable Common Stock	6,285,696	3,521,256
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 43,405,817 and 30,691,204 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	434,058	306,912
Capital in excess of par value	386,580,943	273,385,603
Accumulated distributions in excess of earnings	(11,664,804)	(7,456,018)
Total stockholders’ equity	375,350,197	266,236,497
Total liabilities and stockholders’ equity	$798,469,422	$500,420,792

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Rental income	$11,776,758	$2,448,252
Tenant reimbursement income	820,593	123,534
Total revenue	12,597,351	2,571,786

Expenses:
General and administrative	314,069	210,573
Property operating expenses	1,029,571	140,165
Property and asset management fees	539,676	125,854
Depreciation	2,971,234	578,996
Amortization	1,300,031	253,499
Total operating expenses	6,154,581	1,309,087
Real estate operating income	6,442,770	1,262,699

Other income (expense):
Interest income	351,272	45,555
Interest expense	(5,109,315)	(1,490,842)
Total other expense	(4,758,043)	(1,445,287)
Net income (loss)	$1,684,727	$(182,588)

Weighted average number of common shares outstanding:
Basic	36,777,369	4,367,120
Diluted	36,777,559	4,367,120
Net income (loss) per common share:
Basic and diluted	$0.05	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2006	30,691,204	$306,912	$273,385,603	$(7,456,018)	$266,236,497
Issuance of common stock	12,726,300	127,263	127,017,665	—	127,144,928
Distributions	—	—	—	(5,893,513)	(5,893,513)
Commissions on stock sales and related dealer manager fees	—	—	(10,346,261)	—	(10,346,261)
Other offering costs	—	—	(614,496)	—	(614,496)
Common stock repurchased	(11,687)	(117)	(110,993)	—	(111,110)
Stock compensation expense	—	—	13,865	—	13,865
Redeemable common stock	—	—	(2,764,440)	—	(2,764,440)
Net income	—	—	—	1,684,727	1,684,727
Balance, March 31, 2007	43,405,817	$434,058	$386,580,943	$(11,664,804)	$375,350,197

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,684,727	$(182,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,971,234	578,996
Amortization	1,566,265	333,519
Stock compensation expense	13,865	15,110
Changes in assets and liabilities:
Rents and tenant receivables	(1,155,615)	(305,074)
Prepaid expenses and other assets	(79,135)	(137,238)
Accounts payable and accrued expenses	1,169,701	179,548
Deferred rent and other liabilities	1,336,904	219,243
Net cash provided by operating activities	7,507,946	701,516
Cash flows from investing activities:
Investment in real estate and related assets	(257,463,302)	(60,462,032)
Acquired intangible lease assets	(28,920,373)	(10,559,125)
Acquired below market lease intangibles	2,736,223	676,994
Restricted cash	(8,882,780)	(2,182,182)
Net cash used in investing activities	(292,530,232)	(72,526,345)
Cash flows from financing activities:
Proceeds from issuance of common stock	124,380,488	34,423,959
Redemptions of common stock	(111,110)	—
Proceeds from mortgage and affiliate notes payable	201,612,050	47,385,400
Repayment of mortgage and affiliate notes payable	(30,198,066)	(7,344,413)
Refund of loan deposits	2,382,520	—
Payment of loan deposits	(5,907,200)	—
Escrowed investor proceeds liability	8,967,780	2,182,182
Offering costs on issuance of common stock	(10,960,757)	(3,409,085)
Distributions to investors	(2,485,276)	(195,209)
Deferred financing costs paid	(2,489,021)	(698,766)
Net cash provided by financing activities	285,191,408	72,344,068
Net increase in cash and cash equivalents	169,122	519,239
Cash and cash equivalents, beginning of period	37,566,490	4,575,144
Cash and cash equivalents, end of period	$37,735,612	$5,094,383
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$2,255,891	$621,070
Mortgage notes assumed in real estate acquisitions	$—	$7,234,787
Common stock issued through distribution reinvestment plan	$2,764,440	$—
Escrow deposits due to affiliate	$—	$50,000
Other offering costs due to affiliate	$—	$17,170
Supplemental Cash Flow Disclosures:
Interest paid	$4,271,791	$1,500,595

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust II, Inc. (the “Company”) was formed on September 29, 2004 and is a Maryland corporation that is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the affiliate advisor to the Company, is the sole limited partner and owner of an approximately 0.01% (minority interest) of the partnership interests of Cole OP II.

At March 31, 2007, the Company owned 115 properties comprising approximately 5.5 million square feet of single and multi-tenant commercial space located in 32 states and the U.S. Virgin Islands. At March 31, 2007, approximately 100% of the rentable square feet of these properties were leased.

On June 27, 2005, the Company commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, the Company increased the aggregate amount of the public offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the distribution reinvestment plan, in a related registration statement on Form S-11. Subsequently, the Company reallocated the shares of common stock such that a maximum of 54,140,000 shares of common stock was available under the primary offering, for an aggregate offering price of $541,400,000, and a maximum of 1,202,000 shares was available under the distribution reinvestment plan, for an aggregate offering price of $11,419,000.

The Company filed a registration statement with the SEC with respect to a proposed secondary public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”). The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the Company’s DRIP. The registration was declared effective by the SEC as of May 11, 2007. To date, no shares have been sold in the Follow-on Offering.

The Company commenced its principal operations on September 23, 2005, when it issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to such date, the Company was considered a development stage company. As of March 31, 2007, the Company had accepted subscriptions for 43,405,817 shares of its common stock, including 20,000 shares owned by Cole Holdings Corporation (“Cole Holdings”), for aggregate gross proceeds of approximately $433.7 million before offering costs and selling commissions of approximately $40.3 million. As of March 31, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding. As of May 11, 2007, the Company had raised approximately $515.3 million in offering proceeds through the issuance of 51,600,767 shares of its common stock. As of May 11, 2007, approximately $37.4 million in shares (3,741,233 shares) remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRIP.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Initial Offering, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, and related notes thereto.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $14.7 million of offering proceeds for which shares of common stock had not been issued as of March 31, 2007.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of March 31, 2007 and December 31, 2006, the Company had issued approximately 662,000 and 371,000 shares of common stock under the DRIP, respectively, for proceeds of approximately $6.3 million and $3.5 million under its DRIP, respectively, which have been recorded as redeemable common stock in the respective condensed consolidated balance sheets. As of March 31, 2007 the Company had redeemed approximately 12,000 shares of common stock for a cost of approximately $111,000. As of December 31, 2006, no shares of common stock had been redeemed by the Company.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the three-month period ended March 31, 2007 and 2006. Although the Company’s investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Investment in Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. As of March 31, 2007 the undiscounted future

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

operating cash flows of any property with potential impairment indicators exceeded its carrying value and no impairment losses had been recorded.

Note 3 — Real Estate Acquisitions

During the three months ended March 31, 2007, the Company acquired the following properties:

Property	Acquisition Date	Location	Square Feet	Purchase Price
HOM furniture retail	January 4, 2007	Fargo, ND	122,108	$ 12,000,000
La-Z-Boy furnishings store	January 5, 2007	Newington, CT	20,701	6,900,000
Advance Auto specialty retail	January 12, 2007	Maryland Heights, MO	7,000	1,893,000
Victoria Crossing shopping center	January 12, 2007	Victoria, TX	87,473	12,335,753
Academy Sports headquarters	January 18, 2007	Katy, TX	1,500,596	102,000,000
Gordmans department store	January 18, 2007	Peoria, IL	60,947	9,000,000
One Pacific Place shopping center	February 6, 2007	Omaha, NE	91,564	36,000,000
Sack n' Save grocery O'Reilly Auto specialty retail	February 6, 2007	Dallas, TX	65,295	5,060,000
Tractor Supply specialty retail	February 9, 2007	Ankeny, IA	19,097	3,000,000
ABX Air distribution	February 16, 2007	Coventry, RI	33,000	4,090,000
Office Depot office supply	February 27, 2007	Enterprise, AL	20,000	2,776,357
Northern Tool specialty retail	February 28, 2007	Blaine, MN	25,488	4,900,000
Office Max office supply	February 28, 2007	Orangeburg, SC	23,500	3,125,000
Walgreens drugstore	March 6, 2007	Cincinnati, OH	15,120	5,140,000
Walgreens drugstore	March 6, 2007	Madeira, OH	13,905	4,425,000
Walgreens drugstore	March 6, 2007	Sharonville, OH	13,905	4,085,000
AT&T telecommunications	March 19, 2007	Beaumont, TX	141,525	12,275,000
Walgreens drugstore	March 23, 2007	Shreveport, LA	13,905	4,140,000
Cost-u-Less warehouse retail	March 26, 2007	St. Croix, USVI	38,365	6,210,000
Gallina Centro shopping center	March 26, 2007	Collierville, TN	142,727	17,750,000
Apria Healthcare healthcare	March 28, 2006	St. John, MO	52,200	6,500,000
Logan's Roadhouse restaurant	March 28, 2007	Fairvax, VA	7,839	3,209,000
Logan's Roadhouse restaurant	March 28, 2007	Johnson City, TN	7,839	3,866,000
Center at 7500 Cottonwood shopping center	March 30, 2007	Jenison, MI	84,933	5,290,000
Total			2,609,032	$ 275,970,110

The Company allocated the purchase price of these properties, including aggregate acquisition costs of approximately $7,677,000 to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $57,424,000 to land, approximately $200,039,000 to building and improvements, approximately $28,920,000 to acquired in-place leases, and approximately ($2,736,000) to acquired below-market leases during the three months ended March 31, 2007.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 4 — Notes Payable

As of March 31, 2007, the Company had total mortgage notes payable of approximately $389.7 million. During the three months ended March 31, 2007, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Location	Fixed Rate Loan Amount	Fixed Interest Rate	Maturity Date	Variable Rate Loan Amount (1)		Maturity Date	Total Loan
HOM furniture retail	Fargo, ND	$4,800,000	5.56%	February 1, 2017	$—		N/A	$4,800,000
La-Z-Boy furnishings store	Newington, CT	4,140,000	5.66%	February 1, 2012	—		N/A	4,140,000
Victoria Crossing shopping center	Victoria, TX	8,288,000	5.71%	February 11, 2017	1,912,000	(1)	April 12, 2007	10,200,000
Academy Sports Headquarters	Katy, TX	68,250,000	5.61%	February 1, 2017	—		N/A	68,250,00
Gordmans department store	Peoria, IL	4,950,000	5.71%	February 1, 2017	—		N/A	4,950,000
One Pacific Place shopping center	Omaha, NE	23,400,000	5.53%	March 1, 2017	—		N/A	23,400,000
Sack n’ Save grocery O’Reilly Auto auto parts	Dallas, TX	3,290,000	5.54%	March 1, 2017	—		N/A	3,290,000
ABX Air distribution	Coventry, RI	2,454,000	5.70%	April 1, 2012	—		N/A	2,454,000
Office Depot office supply	Enterprise, AL	1,850,000	6.29%	March 1, 2017	—		N/A	1,850,000
Northern Tool specialty retail	Blaine, MN	3,185,000	6.00%	September 1, 2016	—		N/A	3,185,000
Office Max office supply	Orangeburg, SC	1,875,00	5.61%	April 1, 2012	—		N/A	1,875,000
Walgreens drugstore	Cincinnati, OH	3,341,000	6.00%	September 1, 2016	—		N/A	3,341,000
Walgreens drugstore	Madeira, OH	2,876,000	5.70%	April 1, 2012	—		N/A	2,876,000
Walgreens drugstore	Sharonville, OH	2,655,000	5.62%	April 1, 2012	—		N/A	2,655,000
AT&T telecommunications	Beaumont, TX	8,592,000	5.87%	April 1, 2017	—		N/A	8,592,000
Walgreens drugstore	Shreveport, LA	2,815,000	5.56%	April 11, 2017	497,000	(1)	June 23, 2007	3,312,000
Cost-U-Less warehouse retail	St. Croix, USVI	4,035,000	5.76%	April 1, 2017	—		N/A	4,035,000
Gallina Centro shopping center	Collierville, TN	14,200,000	5.72%	February 11, 2017	—		N/A	14,200,000
Logan’s Roadhouse restaurant	Fairfax, VA	1,605,000	6.00%	April 11, 2017	962,000	(1)	June 27, 2007	2,567,000
Logan’s Roadhouse restaurant	Johnson City, TN	1,933,000	6.00%	April 11, 2017	1,160,000	(1)	June 27, 2007	3,093,000
Total indebtedness		$168,534,000			$4,531,000			$173,065,000

(1) The variable rate mortgage notes bear interest at the one-month LIBOR rate plus 200 basis points with interest only paid monthly.

During the three months ended March 31, 2007, the Company borrowed and subsequently repaid an aggregate of approximately $22.2 million on two revolving mortgage notes payable to partially fund certain of the real estate acquisitions described in Note 3. The revolving notes payable bear interest at a variable rate equal to the one-month LIBOR plus 2%.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

On March 2, 2007, the Company repaid a fixed rate mortgage loan of approximately $5.2 million that was due on October 1, 2016. As a result, approximately $113,000 of unamortized deferred financing costs was expensed and included in interest expense in the condensed consolidated financial statements for the three months ended March 31, 2007.

Note 5 – Extended Rate Lock Agreement

During the period from January 1, 2007 through March 31, 2007, the Company entered into Rate Lock Agreements with Bear Stearns Commercial Mortgage (“Bear Stearns”) to lock interest rates ranging from 5.49% to 5.80% for up to approximately $265.3 million in borrowings. Under the terms of Rate Lock Agreements, the Company made rate lock deposits totaling approximately $5.9 million to Bear Stearns. As of March 31, 2007, the Company had available total borrowings of approximately $343.8 million under the Rate Locks and approximately $7.5 million in rate lock deposits outstanding.

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

Note 7 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, receives, and will continue to receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of the gross proceeds from the Initial Offering and up to 2.0% of gross offering proceeds from the Follow-on Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect of shares sold under the DRIP. During the three months ended March 31, 2007 and 2006, the Company paid approximately $10.3 million and $2.9 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $9.2 million and $2.4 million, respectively, was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three months ended March 31, 2007 and 2006, the Company reimbursed Cole Advisors II approximately $500,000 and approximately $516,000, respectively, for organizational and offering expenses. At March 31, 2007,

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

approximately $2,000 of such costs had been incurred by Cole Advisors II but had not been reimbursed by the Company. During the three months ended March 31, 2007 and 2006, the Company paid an affiliate of Cole Advisors II approximately $5.5 million and approximately $1.2 million for acquisition fees, respectively.

If Cole Advisors II provides substantial services, as determined by the Company’s independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors II shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months ended March 31, 2007 and 2006, the Company paid Cole Advisors II approximately $1.7 million and approximately $423,000 for finance coordination fees, respectively.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc., (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees currently equal, and are expected to continue to equal 2% of gross revenues, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months ended March 31, 2007 and 2006, the Company paid Cole Realty approximately $213,000 and approximately $45,000 for property management fees, respectively.

The Company pays Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three months ended March 31, 2007 and 2006, the Company paid Cole Advisors II approximately $327,000 and approximately $81,000 for asset management fees, respectively.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of remaining net sale proceeds. During the three months ended March 31, 2007 and 2006, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual cumulative, non-compounded return to investors will be paid to Cole Advisors II.

In the event that the advisory agreement with Cole Advisors II is terminated, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors II, a subordinated performance fee of 10% of the amount, if any, by which (i) the appraised asset value of the Company at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay Cole Advisors II a subordinated incentive listing fee.

The Company may reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period unless the Company’s independent directors find that based on unusual and non-recurring factors a higher level of expense is justified for that year. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the three months ended March 31, 2007 and 2006, the Company did not reimburse the Advisor for any such costs.

At March 31, 2007 and December 31, 2006, the Company had approximately $38,000 and approximately $68,000, respectively, due to affiliates, which is included in Deferred Rent and Other Liabilities in the condensed consolidated balance sheets and is payable to Cole Advisors II. At March 31, 2007 and 2006, amounts due to affiliates consisted of amounts payable to Cole Advisors II for reimbursement of legal fees, and amounts payable to Cole Capital for commissions and dealer manager fees payable on stock issuances.

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

Note 9 — New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No.109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

Note 10 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2007 and December 31, 2006, the Company had granted options to purchase 20,000 shares at $9.15 per share, each with a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted FAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated.

During the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation charges of approximately $14,000 and approximately $15,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

During the three months ended March 31, 2007 and 2006, no options were granted, forfeited, became vested, or were exercised. As of March 31, 2007, options to purchase 20,000 shares at $9.15 per share remained outstanding and options to purchase 10,000 shares options were unvested with a weighted average contractual remaining life of approximately nine years. As of March 31, 2007, there was approximately $8,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through the quarter ended June 30, 2007.

Note 11 — Subsequent Events

Sale of Shares of Common Stock

As of May 11, 2007, the Company had raised approximately $515.3 million of gross proceeds through the issuance of approximately 51.6 million shares of its common stock under the Initial Offering (including shares sold under the DRIP). As of May 11, 2007, approximately $37.4 million (3.7 million shares) remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRIP. As of May 11, 2007, no shares had been sold in the Follow-on Offering and all 150,000,000 shares remained available for sale under the Follow-on Offering.

Real Estate Acquisitions

The Company acquired the following properties subsequent to March 31, 2007:

Property	Location	Acquisition Date	Square Feet	Purchase Price
Tractor Supply specialty retail	Greenfield, MN	April 2, 2007	22,512	$ 4,050,000
Eckerd drugstore	Lincolnton, NC	April 3, 2007	10,908	2,262,000
Lincoln Place shopping center	Fairview Heights, IL	April 5, 2007	185,416	44,000,000
Ashley Furniture home furnishings	Amarillo, TX	April 6, 2007	74,797	5,920,000
Pocatello Square shopping center	Pocatello, ID	April 6, 2007	125,554	23,000,000
Tractor Supply specialty retail	Paw Paw, MI	April 9, 2007	22,670	3,095,000
Tractor Supply specialty retail	Marinette, WI	April 9, 2007	19,097	2,950,000
Staples office supply	Greenville, SC	April 11, 2007	20,388	4,545,000
Big 5 Center retail center	Aurora, CO	April 11, 2007	13,500	4,290,000
Rite Aid drug store	Plains, PA	April 16, 2007	14,564	5,200,000
Tractor Supply specialty retail	Navasota, TX	April 18, 2007	22,670	3,015,000
Sportsman's Warehouse sporting goods	DePere, WI	April 20, 2007	48,453	6,010,000
Eckerd drugstore	Easton, PA	April 24, 2007	13,813	5,970,000
Applebee's Portfolio	Various	April 28, 2007	120,246	65,000,000
Walgreens drugstore	Bridgetown, OH	April 30, 2007	13,905	4,475,000
Rite Aid drug store	Fredericksburg, VA	May 2, 2007	14,564	5,415,000
Sam’s Club	Anderson, SC	May 8, 2007	134,664	12,000,000
Tractor Supply	Fredericksburg, TX	May 7, 2007	22,670	3,125,000
Walgreens	Dallas, TX	May 9, 2007	13,905	3,150,000
Wal-Mart	New London, WI	May 9, 2007	51,985	2,614,000
Wal-Mart	Spencer, IN	May 14, 2007	41,304	2,025,682
Rite Aid	Lima, OH	May 14, 2007	14,564	4,745,962
Rite Aid	Allentown, PA	May 15, 2007	14,564	5,561,112
Total			1,036,713	$ 222,418,756

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Mortgage Notes Payable

Subsequent to March 31, 2007, the Company incurred or assumed the following mortgage notes payable in connection with the real estate acquisitions described above:

Property	Location	Fixed Rate Loan Amount		Fixed Interest Rate	Maturity Date	Variable Rate Loan Amount (1)	Maturity Date	Total Loan
Tractor Supply specialty retail	Greenfield, MN	$2,227,500		5.57%	July 1, 2017	$—	N/A	$2,227,500
Eckerd drugstore	Lincolnton, NC	1,538,000		5.80%	April 11, 2017	271,000	July 3, 2007	1,809,000
Lincoln Place shopping center	Fairview Heights, IL	35,432,000		5.70%	May 1, 2017	—	N/A	35,432,000
Ashley Furniture	Amarillo, TX	4,026,000		5.59%	April 11, 2017	710,000	July 5, 2007	4,736,000
Pocatello Square	Pocatello, ID	17,250,000		5.53%	April 11, 2017	1,150,000	August 6, 2007	18,400,000
Tractor Supply specialty retail	Paw Paw, MI	2,048,000		5.65%	May 1, 2017	—	N/A	2,048,000
Tractor Supply specialty retail	Marinette, WI	1,918,000		5.65%	May 1, 2017	—	N/A	1,918,000
Tractor Supply specialty retail	Ankeny, IA	1,950,500		5.65%	May 1, 2017	—	N/A	1,950,500
Staples office supply	Greenville, SC	2,955,000		5.51%	June 1, 2017	—	N/A	2,955,000
Big 5 Center retail center	Aurora, CO	2,804,000		5.57%	May 1, 2017	—	N/A	2,804,000
Rite Aid drug store	Plains, PA	3,380,000		5.60%	June 1, 2017	—	N/A	3,380,000
Tractor Supply specialty retail	Navasota, TX	2,050,000		5.80%	May 11, 2017	362,000	July 18, 2007	2,412,000
Sportsman's Warehouse sporting goods	DePere, WI	3,906,500		5.52%	May 1, 2017	—	N/A	3,906,500
Eckerd drugstore	Easton, PA	4,060,000		5.80%	April 11, 2017	716,000	July 4, 2007	4,776,000
Walgreens drugstore	Bridgetown, OH	3,043,000		5.80%	May 11, 2017	537,000	August 27, 2007	3,580,000
Applebee's Portfolio	Various	42,250,000	(1)	5.68%	May 11, 2017	—	N/A	42,250,000
Rite Aid drug store	Fredericksburg, VA	2,979,000		5.92%	May 11, 2017	1,353,000	August 2, 2007	4,332,000
Sam’s Club warehouse club	Anderson, SC	8,160,000		5.80%	May 11, 2017	1,440,000	August 4, 2007	9,600,000
Tractor Supply specialty retail	Fredericksburg, TX	2,031,250		5.57%	June 1, 2017	—	N/A	2,031,250
Walgreens drugstore	Dallas, TX	2,175,000		5.76%	June 1, 2017	—	N/A	2,175,000
Wal-Mart discount retailer	New London, WI	1,778,000		5.80%	May 11, 2017	313,000	August 9, 2007	2,091,000
Wal-Mart discount retailer	Spencer, IN	1,377,000		5.80%	May 11, 2017	243,000	August 3, 2007	1,620,000
Rite Aid drugstore	Lima, OH	3,103,000		5.46%	June 1, 2017	—	N/A	3,103,000
Rite Aid drugstore	Allentown, PA	3,615,000		5.78%	June 1, 2017	—	N/A	3,615,000
Total indebtedness		$156,056,750				$7,095,000		$163,151,750

(1) The Applebee’s Portfolio consists of 3 separate master loan agreements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

In addition, subsequent to March 31, 2007, the Company repaid an aggregate of approximately $1.9 million of variable rate short-term debt related to one loan.

Extended Rate Lock Agreement

During the period from April 1, 2007 through May 11, 2007, the Company entered into a Rate Lock Agreement with Bear Stearns to lock an interest rate of 5.69% for up to $75 million in borrowings. Under the terms of the Rate Lock Agreement, the Company made a rate lock deposit totaling $1.5 million to Bear Stearns. As of May 11, 2007, the Company had available total borrowings of approximately $353.1 million under the Rate Locks and approximately $7.7 million in rate lock deposits outstanding.

The deposit is refundable to the Company in an amount generally equal to 2% of any loans funded under the agreement. The Rate Lock expires 60 days from execution and may be extended by 30 days for a rate lock fee of 0.25% of the loan amount or, at the borrower’s election, by converting the fee into interest rate spread.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the condensed notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc.

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and the “Risk Factors” section of the registration statement relating to the Follow-on Offering, each as filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of common stock in the Initial Offering. Prior to such date, we were considered a development stage company.

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 93% and 95% of total revenue during the three months ended March 31, 2007 and 2006, respectively. As approximately 100% of the rentable square feet at our properties is under lease, with an average remaining lease term of approximately 11.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated. As of March 31, 2007, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total real estate assets, was approximately 53%, with approximately 1% of the debt, or $4.5 million, subject to variable interest rates. We intend to manage our interest rate risk by repaying approximately $4.5 million, of which approximately $1.9 million has been paid as of May 11, 2007, or 100%, of our short-term variable rate debt as it matures during the three-month period ending June 30, 2007. We expect to fund the repayments with proceeds from the sale of our common stock. Additionally, as we continue to raise capital from the sale of our common stock and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously such that our operating yield is determinable, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally (such as lower capitalization rates and increasing interest rates which lead to higher interest expense), that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and mortgage loans, other than those referred to in our annual report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, we owned 92 single-tenant, freestanding retail properties, 15 single-tenant freestanding commercial properties, and eight multi-tenant retail properties, all of which were approximately 100% leased. During the three months ended March 31, 2007, we acquired 18 single-tenant, freestanding retail properties, two single-tenant, freestanding commercial properties and four multi-tenant retail properties (see Notes 3 and 4 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

As of March 31, 2007, we owned 115 commercial properties compared to 28 commercial properties at March 31, 2006, all of which were approximately 100% leased. Accordingly, our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 reflect significant increases in all categories.

Revenue. Rental income increased approximately $9.3 million to approximately $11.8 million for the three months ended March 31, 2007 compared to approximately $2.4 million for the three months ended March 31, 2006. Additionally, tenant reimbursement income increased approximately $697,000 to approximately $821,000 for the three months ended March 31, 2007 compared to approximately $124,000 for the three months ended March 31, 2006. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 87 new properties after March 31, 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 93% and 95% of total revenues during the three months ended March 31, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $103,000 to approximately $314,000 for the three months ended March 31, 2007 compared to approximately $211,000 for the three months ended March 31, 2006. The increase was primarily due to increases in state franchise and income taxes due to the increase in the number of properties owned, from 28 properties in 2006 to 115 properties in 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $889,000 to approximately $1.0 million for the three months ended March 31, 2007 compared to approximately $140,000 for the three months ended March 31, 2006. The increase was primarily due to the acquisition of certain properties subsequent to March 31, 2006, for which we initially paid certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including six multi-tenant shopping centers. At March 31, 2007, we owned eight multi-tenant shopping centers compared to two at March 31, 2006. The increase was also due to an increase in bad debt expense of approximately $184,000. The primary property operating expense items are repairs and maintenance, property taxes, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to 1/12 of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our property manager, as of May 11, 2007, we are required to pay to our property manager a property management and leasing fee in an amount equal to 2.0% of gross revenues determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $414,000 to approximately $540,000 for the three months ended March 31, 2007 compared to approximately $126,000 for the three months ended March 31, 2006. Property management fees increased approximately $168,000 to approximately $213,000 in 2007 from approximately $45,000 in 2006. The increase in property management fees was primarily due to an increase in rental income to approximately $11.8 million in 2007 from approximately $2.4 million in 2006. Asset management fees increased approximately $246,000 to approximately $327,000 in 2007 from approximately $81,000 in 2006. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $596.5 million at March 31, 2007 from approximately $131.0 million at March 31, 2006.

Depreciation & Amortization Expenses. Depreciation and amortization expenses increased approximately $3.4 million to approximately $4.3 million for the three months ended March 31, 2007 compared to approximately $832,000 for the three months ended March 31, 2006. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $596.5 million at March 31, 2007 from approximately $131.0 million at March 31, 2006. The increase in aggregate book value is due to the acquisition of 87 new properties subsequent to March 31, 2006.

Interest Income. Interest income increased approximately $306,000 to approximately $351,000 during the three months ended March 31, 2007 compared to approximately $46,000 for the three months ended March 31, 2006. The increase was primarily due to having higher uninvested cash throughout the year due to proceeds from the Initial Offering. Cash and cash equivalents was approximately $37.7 million at March 31, 2007 compared to approximately $5.1 million at March 31, 2006.

Interest Expense. Interest expense increased approximately $3.6 million to approximately $5.1 million for the three months ended March 31, 2007 compared to approximately $1.5 million during the three months ended March 31, 2006. The increase was primarily due to an increase in the average mortgage notes payable outstanding during 2007 to approximately $304.0 million from approximately $87.0 million during 2006. The increase in average mortgage notes payable was primarily due to the acquisition of 87 new properties subsequent to March 31, 2006.

Our property acquisitions during the three months ended March 31, 2007 were financed in part with short-term and long-term notes payable as discussed in Note 4 to our condensed consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Initial Offering and Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net Income (loss)	$1,684,727	$(182,588)
Add:
Depreciation of real estate assets	2,971,234	578,996
Amortization of lease related costs	1,300,031	253,499
FFO	$5,955,992	$649,907

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $559,000 and $132,000 during the three months ended March 31, 2007 and 2006, respectively.

•	During the three months ended March 31, 2007 and 2006 amortization of deferred financing costs totaled approximately $292,000 and $73,000, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured or unsecured financings to complete future property acquisitions. As of March 31, 2007, we had received and accepted subscriptions for 43,405,817 shares of common stock in our Initial Offering for gross proceeds of approximately $433.5 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the sale of our common stock. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 9.2% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.2% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the sale of our common stock are initially paid by our advisor, and reimbursed by us up to 1.5% of the capital raised by us in connection with our offering of shares of common stock. As of March 31, 2007, Cole Advisors II had paid approximately $3.8 million of offering and organization costs since the inception of the Initial Offering and we had reimbursed our advisor for approximately $3.8 million of such costs, of which approximately $59,000 was expensed as organizational costs.

Subsequent to March 31, 2007, we completed the acquisition of 19 single-tenant properties, three multi-tenant properties, and a portfolio consisting of 22 single-tenant restaurants in separate transactions for an aggregate purchase price of approximately $222.4 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Initial Offering and approximately $163.2 million in aggregate proceeds from 26 loans.

On March 28, 2007, our board of directors declared a daily distribution of $0.0017808 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2007 and ending on June 30, 2007. The payment date for each record date in April 2007 will be in May 2007, the payment date for each record date in May 2007 will be in June 2007, and the payment date for each record date in June 2007 will be in July 2007.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock , proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions to our stockholders.

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

As of March 31, 2007, we had cash and cash equivalents of approximately $37.7 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Our contractual obligations as of March 31, 2007, are as follows:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal payments – fixed rate debt	$385,148,900	$348,519	$26,826,362	$53,518,574	$304,455,445
Interest payments – fixed rate debt	188,429,220	16,645,094	65,615,682	37,235,837	68,932,607
Principal payments – variable rate debt	4,531,000	4,531,000	—	—	—
Interest payments – variable rate debt (1)	70,948	70,948	—	—	—
Total	$578,180,068	$21,595,561	$92,442,044	$90,754,411	$373,388,052

(1)	A rate of 7.38% was used to calculate the variable debt payment obligations in future periods. This is the rate effective as of March 31, 2007.

Cash Flow Analysis

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Operating Activities

Net cash provided by operating activities increased approximately $6.8 million to approximately $7.5 million for the three months ended March 31, 2007 compared to approximately $702,000 for the three months ended March 31, 2006. The increase was primarily due to an increase in net income for the period of approximately $1.9 million, increases in depreciation and amortization expenses totaling approximately $3.6 million and an increase in deferred rent and other liabilities of approximately $1.1 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities

Net cash used in investing activities increased approximately $220.0 million to approximately $292.5 million for the three months ended March 31, 2007 compared to approximately $72.5 million for the three months ended March 31, 2006. The increase was primarily due to the acquisition of 24 real estate properties during 2007 compared to the acquisition of 14 properties during 2006 and an approximately $6.7 million increase in restricted cash, due to an increase cash held in escrow pending the issuance of shares to investors.

Financing Activities

Net cash provided by financing activities increased approximately $212.8 million to approximately $285.2 million for the three months ended March 31, 2007 compared to approximately $72.3 million for the three months ended March 31, 2006.

The increase was primarily due to an increase in net proceeds from the issuance of common stock in the Initial Offering of approximately $82.4 million and an increase in proceeds from the issuance of mortgage and affiliate notes of approximately $154.2 million, offset by an increase in repayments of mortgage and affiliate notes payable of approximately $22.9 million. The increase in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of 21 new mortgages in 2007 compared to 12 new mortgages in 2006 and borrowing of approximately $22.2 million on its revolving mortgage notes payable. The increase in repayments of mortgage and affiliate notes payable was due to the repayment of short-term variable rate debt at its maturity during 2007 and the repayment of the approximately $22.2 million in borrowings on its revolving mortgage notes payable during the three months ended March 31, 2007.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2005. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2007.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated financial statements for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of Cole Advisors II. See Note 7 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2007 through the date of this Report. Refer to Note 11 to our condensed consolidated financial statements for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of various properties;
•	Mortgage notes payable incurred in connection with acquisitions;
•	Repayments on certain mortgage notes payable;
•	Execution of an extended rate lock agreement;
•	On May 11, 2007, the registration statement relating to our Follow-on Offering was declared effective by the SEC; and
•

On May 11, 2007, we amended our agreement of limited partnership; and effective May 11, 2007, we amended the fees payable pursuant to our Property Management and Leasing Agreement to (i) up to 2% of gross revenues from our single-tenant properties and (ii) up to 4% of revenues from our multi-tenant properties..

Recent Accounting Pronouncements

Refer to Note 9 to our condensed consolidated financial statements for further explanation of applicable recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (see Notes 4 and 11) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. Although we have not entered into any, in the future, we may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings. Refer to Note 5.

As of March 31, 2007, approximately $4.5 million of the approximately $389.7 million outstanding on mortgage notes payable was subject to variable interest rates, which bear interest at the one-month LIBOR rate plus 200 basis points. As of March 31, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $45,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2005, we issued the initial approximately 486,000 shares in the Offering. As of March 31, 2007, we had issued approximately 43.4 million shares for gross offering proceeds of approximately $433.7 million, out of which we paid costs of approximately $36 million in selling commissions and dealer manager fees, approximately $5.5 million in acquisition fees, approximately $1.7 million in finance coordination fees, and approximately $500,000 in organization and offering costs to the Advisor or its affiliates. With the net offering proceeds and indebtedness, we acquired approximately $723.3 million in real estate and related assets. As of May 11, 2007, we have sold approximately 51.6 million shares in our primary offering for gross offering proceeds of $515.3 million. We did not sell any unregistered securities during the three months ended March 31, 2007.

Additionally, during the month of February 2007 we redeemed 11,209 shares at an average of $9.91 per share, for a total share redemption amount of $111,110.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2007 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the three months ended March 31, 2007.

Item 5. Other Information

No events occurred during the three months ended March 31, 2007 that would require a response to this item.

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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: May 15, 2007

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus). (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-11 (File No. 333-138444), filed on May 10, 2007).

4.2

Form of Additional Investment Subscription Agreement for current stockholders (included as Appendix C to the prospectus). (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-11 (File No. 333-138444), filed on May 10, 2007).

4.3

Purchase Agreement between Cole AS Katy TX, LP and 44.385 Acres, Ltd. and Mason MSG, Ltd. pursuant to and Assignment of Agreement to Purchase and Sale Agreement dated January 17, 2007. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 000-51963), filed on March 20, 2007).

4.4

Promissory Note between Cole AS Katy TX, LP and Bear Stearns Commercial Mortgage, Inc. dated January 18, 2007. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 000-51963), filed on March 20, 2007).

4.5*

Purchase Agreement between Cole AP Portfolio I, LLC, Cole AP Portfolio II, LLC, Cole AP Portfolio III, LLC and RCI Realty, LLC pursuant to an Assignment of Agreement to Purchase and Sale Agreement dated April 23, 2007. Filed herewith.

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