Form 10-Q
period 2007-06-30
Cole Credit Property Trust II Inc
filed 2007-08-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

As of August 10, 2007, there were 67,488,628 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated interim financial statements as of and for the three months and six months ended June 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS:
Real estate assets, at cost:
Land	$255,758,395	$109,506,269
Buildings and improvements, less accumulated depreciation of $11,947,392 and $4,547,932, at June 30, 2007 and December 31, 2006, respectively	689,071,461	282,468,749
Real estate assets under direct financing leases, net of unearned income	18,073,546	—
Acquired intangible lease assets, less accumulated amortization of $5,788,065 and $2,251,172 at June 30, 2007 and December 31, 2006, respectively	118,325,120	54,569,023
Total real estate assets	1,081,228,522	446,544,041

Cash and cash equivalents	78,018,587	37,566,490
Restricted cash	11,228,059	5,839,733
Rents and tenant receivables, less allowance for doubtful accounts of $284,149 and $75,000 at June 30, 2007 and December 31, 2006, respectively	4,762,857	2,432,536
Prepaid expenses, mortgage loan deposits and other assets	9,320,284	4,248,973
Deferred financing costs, less accumulated amortization of $1,045,332 and $565,946 at June 30, 2007 and December 31, 2006, respectively	12,420,543	3,789,019
Total assets	$1,196,978,852	$500,420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Mortgage notes payable	$640,739,229	$218,265,916
Accounts payable and accrued expenses	4,833,754	2,016,343
Escrowed investor proceeds	11,184,056	5,710,730
Acquired below market lease intangibles, less accumulated amortization of $488,611 and $96,484 at June 30, 2007 and December 31, 2006, respectively	18,783,867	2,649,374
Distributions payable	3,064,593	1,612,094
Deferred rent and other liabilities	1,695,548	408,582
Total liabilities	680,301,047	230,663,039

Redeemable Common Stock	9,868,517	3,521,256
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 390,000,000 and 240,000,000 shares authorized, 59,633,576 and 30,691,204 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	596,335	306,912
Capital in excess of par value	529,740,326	273,385,603
Accumulated distributions in excess of earnings	(23,527,373)	(7,456,018)
Total stockholders’ equity	506,809,288	266,236,497
Total liabilities and stockholders’ equity	$1,196,978,852	$500,420,792

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Rental and other income	$17,676,490	$3,544,321	$29,453,248	$5,992,573
Tenant reimbursement income	1,140,519	171,172	1,961,112	294,706
Earned income from direct financing leases	4,375	—	4,375	—
Total revenue	18,821,384	3,715,493	31,418,735	6,287,279

Expenses:
General and administrative	505,790	330,283	819,859	540,856
Property operating expenses	1,412,824	154,259	2,442,395	294,424
Property and asset management fees	824,733	175,514	1,364,409	301,368
Depreciation	4,488,351	866,577	7,459,585	1,445,573
Amortization	2,121,238	409,048	3,421,269	662,547
Impairment of real estate assets	5,400,000	—	5,400,000	—
Total operating expenses	14,752,936	1,935,681	20,907,517	3,244,768
Real estate operating income	4,068,448	1,779,812	10,511,218	3,042,511

Other income (expense):
Interest income	586,413	42,209	937,685	87,764
Interest expense	(8,021,640)	(2,003,868)	(13,130,955)	(3,494,710)
Total other expense	(7,435,227)	(1,961,659)	(12,193,270)	(3,406,946)
Net loss	$(3,366,779)	$(181,847)	$(1,682,052)	$(364,435)

Weighted average number of common shares outstanding:
Basic and diluted	52,368,519	8,802,483	44,616,014	6,587,125

Net loss per common share:
Basic and diluted	$(0.06)	$(0.02)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2006	30,691,204	$306,912	$273,385,603	$(7,456,018)	$266,236,497
Issuance of common stock	28,997,133	289,971	289,189,375	—	289,479,346
Distributions	—	—	—	(14,389,303)	(14,389,303)
Commissions on stock sales and related dealer manager fees	—	—	(23,959,745)	—	(23,959,745)
Other offering costs	—	—	(2,028,594)	—	(2,028,594)
Common stock repurchased	(54,761)	(548)	(521,082)	—	(521,630)
Stock compensation expense	—	—	22,030	—	22,030
Redeemable common stock	—	—	(6,347,261)	—	(6,347,261)
Net loss	—	—	—	(1,682,052)	(1,682,052)
Balance, June 30, 2007	59,633,576	$596,335	$529,740,326	$(23,527,373)	$506,809,288

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,682,052)	$(364,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,459,585	1,445,573
Amortization	3,875,327	854,994
Stock compensation expense	22,030	26,183
Impairment of real estate assets	5,400,000	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	7,538	—
Rents and tenant receivables	(2,330,321)	(613,182)
Prepaid expenses and other assets	(711,670)	(181,274)
Accounts payable and accrued expenses	2,817,411	752,625
Deferred rent and other liabilities	1,286,966	(24,537)
Total adjustments	17,826,866	2,260,382
Net cash provided by operating activities	16,144,814	1,895,947
Cash flows from investing activities:
Investment in real estate and related assets	(563,037,504)	(106,808,328)
Investment in real estate under direct financing leases	(18,081,084)	—
Acquired intangible lease assets	(70,092,626)	(14,303,799)
Acquired below market lease intangibles	16,526,309	1,198,680
Restricted cash	(5,388,326)	(3,269,586)
Net cash used in investing activities	(640,073,231)	(123,183,033)
Cash flows from financing activities:
Proceeds from issuance of common stock	283,132,085	84,563,339
Redemptions of common stock	(521,630)	—
Proceeds from mortgage and affiliate notes payable	457,286,650	71,852,863
Repayment of mortgage and affiliate notes payable	(34,813,337)	(29,066,952)
Refund of loan deposits	5,266,852	—
Payment of loan deposits	(9,626,492)	—
Escrowed investor proceeds liability	5,473,326	3,269,586
Offering costs on issuance of common stock	(25,988,339)	(8,409,828)
Distributions to investors	(6,589,543)	(863,953)
Deferred financing costs paid	(9,239,058)	(1,288,236)
Net cash provided by financing activities	664,380,514	120,056,819
Net increase in cash and cash equivalents	40,452,097	(1,230,267)
Cash and cash equivalents, beginning of period	37,566,490	4,575,144
Cash and cash equivalents, end of period	$78,018,587	$3,344,877
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$3,064,593	$536,858
Mortgage notes assumed in real estate acquisitions	$—	$15,944,787
Common stock issued through distribution reinvestment plan	$6,347,261	$782,538
Supplemental Cash Flow Disclosures:
Interest paid	$11,156,184	$3,164,582

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

At June 30, 2007, the Company owned 182 properties comprising approximately 7.2 million square feet of single and multi-tenant commercial space located in 40 states and the U.S. Virgin Islands. At June 30, 2007, approximately 99% of the rentable square feet of these properties were leased.

On June 27, 2005, the Company commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, the Company increased the aggregate amount of the public offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the distribution reinvestment plan, in a related registration statement on Form S-11. Subsequently, the Company reallocated the shares of common stock such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of approximately $541.4 million and a maximum of 1,202,000 shares was available under the distribution reinvestment plan for an aggregate offering price of approximately $11.4 million.

The Company commenced its principal operations on September 23, 2005, when it issued the initial 486,000 shares of its common stock in the Initial Offering. Prior to such date, the Company was considered a development stage company. The Company terminated the Initial Offering on May 22, 2007. As of close of business on May 22, 2007, the Company had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the distribution reinvestment plan, resulting in gross offering proceeds to the Company of approximately $547.6 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the Company's distribution reinvestment plan.  All unsold shares in Initial Offering have been deregistered.

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”). The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the Company’s DRIP. As of June 30, 2007, the Company had accepted subscriptions for 4,845,290 shares of its common stock in the Follow-on Offering, resulting in gross proceeds to the Company of approximately $48.4 million. Combined with the gross proceeds from the Initial Offering, the Company had aggregate gross proceeds from its offerings of approximately $596.0 million as of June 30, 2007, before offering costs and selling commissions of approximately $55.4 million. As of June 30, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

As of August 10, 2007, the Company had received approximately $674.4 million in gross offering proceeds through the issuance of 67,488,628 shares of its common stock in its offerings. As of August 10, 2007, approximately $1.1 billion in shares (112.0 million shares) remained available for sale to the public, exclusive of shares available under the DRIP.

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

June 30, 2007

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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $11.2 million and $5.7 million of offering proceeds for which shares of common stock had not been issued as of June 30, 2007 and December 31, 2006, respectively.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of June 30, 2007 and December 31, 2006, the Company had issued approximately 1.1 million and 371,000 shares of common stock under the DRIP, respectively, for proceeds of approximately $10.4 million and $3.5 million under its DRIP, respectively, which have been recorded as redeemable common stock in the respective condensed consolidated balance sheets. As of June 30, 2007, the Company had redeemed approximately 55,000 shares of common stock for a cost of approximately $521,000. As of December 31, 2006, no shares of common stock had been redeemed by the Company.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of the Company’s total consolidated revenues for each of the three-month and six-month periods ended June 30, 2007 and 2006. Although the Company’s investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Investment in Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

As of June 30, 2007, the Company identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of $5.4 million during the three-month and six-month periods ended June 30, 2007. No impairment losses were recorded for the three-month and six-month periods ended June 30, 2006.

Note 3 – Investment in Direct Financing Leases

The Company evaluates the leases associated with its real estate properties in accordance with SFAS No. 13, “Accounting for Leases.” For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period.

The components of investment in direct financing leases at June 30, 2007 were as follows:

Minimum lease payments receivable	$11,704,500
Estimated residual value of leased assets	13,154,457
Unearned income	(6,785,411)
Total	$18,073,546

Note 4 — Real Estate Acquisitions

During the six-month period ended June 30, 2007, the Company acquired a 100% interest in 91 commercial properties for an aggregate purchase price of approximately $616.9 million. The Company financed the acquisitions with approximately $435.1 million of mortgage loans generally secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties, including aggregate acquisitions costs of approximately $17.8 million, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $146.4 million to land, approximately $417.0 million to building and improvements, approximately $63.0 million to acquired in-place leases, approximately $18.1 million to investment in deferred financing leases, approximately $16.9 million to acquired below-market leases, and approximately $7.1 million to acquired above-market leases during the six-month period ended June 30, 2007.

Note 5 — Notes Payable

During the six-month period ended June 30, 2007, the Company issued 70 mortgage notes payable in connection with the real estate acquisitions described in Note 4 above, totaling approximately $435.1 million, of which approximately $421.0 million was fixed rate debt which bears interest at rates ranging from 5.21% to 6.29% and a weighted average interest rate of 5.66% (the “Fixed Rate Debt”) and approximately $14.1 million was short-term variable rate debt which bears interest at the one-month LIBOR rate plus 200 basis points (the “Variable Rate Debt”). The Fixed Rate Debt matures on various dates

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

from February 2012 to July 2017. The Variable Rate Debt generally matures 90 days from issuance.

During the six-month period ended June 30, 2007, the Company borrowed and subsequently repaid an aggregate of approximately $22.2 million on two revolving mortgage notes payable to partially fund certain of the real estate acquisitions described in Note 4. The revolving notes payable bear interest at a variable rate equal to the one-month LIBOR plus 200 basis points.

On March 2, 2007, the Company repaid a fixed rate mortgage loan of approximately $5.2 million that was due on October 1, 2016. As a result, approximately $113,000 of unamortized deferred financing costs was expensed and included in interest expense in the condensed consolidated financial statements for the six-month period ended June 30, 2007.

Note 6 – Extended Rate Lock Agreement

During the six-month period ended June 30, 2007, the Company entered into rate lock agreements with Bear Stearns Commercial Mortgage (“Bear Stearns”) and JP Morgan Chase Bank, N.A. (“JP Morgan”) (the “Rate Locks”) to lock interest rates ranging from 5.49% to 6.22% for up to approximately $400.3 million in borrowings. Under the terms of the Rate Locks, the Company made rate lock deposits totaling approximately $8.6 million. As of June 30, 2007, the Company had available total borrowings of approximately $344.0 million under the Rate Locks and approximately $7.3 million in rate lock deposits outstanding.

The deposits are refundable to the Company in amounts generally equal to 2% of any loans funded under the agreements. The Rate Locks expire 60 days from execution. The Bear Stearns agreement may be extended by 30 days for a rate lock fee of 0.25% of the loan amount or, at the Company’s election, by converting the fee into interest rate spread. Either party may terminate the agreement upon notice to the other party at any time prior to the determination of the rate and the loan amount in accordance with the terms of the agreement. In the event the Company wishes to terminate and cancel the agreement and the Company has satisfied all of the obligations set forth in the agreement and Bear Stearns has realized a hedge break net gain on its hedge of the Rate Lock, then Bear Stearns will remit one-half of such net gain to the Company. The Company will be liable to Bear Stearns for 100% of any net hedge break loss on terminated rate locks.

On July 24, 2007, the Company entered into a rate lock agreement with JP Morgan to lock an interest rate of 5.66% for up to $25 million in borrowings. Under the terms of the rate lock agreement, the Company made a rate lock deposit totaling $500,000 to JP Morgan.

On August 10, 2007, the Company elected to terminate its rate lock agreement with Bear Stearns, which fixed interest rates for the remaining unallocated borrowings of up to approximately $275.8 million. As a result, approximately $5.7 million in rate lock deposits will be refunded to the Company. In accordance with the terms of the rate lock agreements, the Company earned a rate lock breakage gain of approximately $2.2 million. In addition, the Company expensed previously deferred financing costs of approximately $1.7 million relating to the remaining unallocated borrowings.

Note 7 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its consolidated results of operations.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 8 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, receives, and will continue to receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, Cole Capital received up to 1.5% of the gross proceeds from the Initial Offering and will receive up to 2.0% of gross offering proceeds from the Follow-on Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by, and marketing support received from, such participating broker-dealers as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect of shares sold under the DRIP. During the three-month and six-month periods ended June 30, 2007, the Company paid approximately $13.6 million and approximately $24.0 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $11.8 million and approximately $21.0 million, respectively, was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three-month and six-month periods ended June 30, 2007, the Company reimbursed Cole Advisors II approximately $1.4 million and approximately $2.0 million, respectively, for organization and offering expenses. At June 30, 2007, approximately $520,000 of such costs had been incurred by Cole Advisors II but had not been reimbursed by the Company, or accrued at June 30, 2007, as such costs were in excess of 1.5% of gross offering proceeds on the Follow-on Offering. During the three-month and six-month periods ended June 30, 2007, the Company paid an affiliate of Cole Advisors II approximately $6.8 million and approximately $12.3 million for acquisition fees, respectively.

If Cole Advisors II provides substantial services, as determined by the Company’s independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors II shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three-month and six-month periods ended June 30, 2007, the Company paid Cole Advisors II approximately $2.4 million and approximately $4.2 million for finance coordination fees, respectively.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees equaled 2% of gross revenues plus leasing commissions at prevailing market rates during the six-month period ended June 30, 2007. However, in accordance with the property management agreement, in the future the Company may pay Cole Realty up to (i) 2% of gross revenues from the Company’s single tenant properties and (ii) 4% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three-month and six-month periods ended June 30, 2007, the Company paid Cole Realty approximately $312,000 and approximately $525,000 for property management fees, respectively.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

The Company pays Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three-month and six-month periods ended June 30, 2007, the Company paid Cole Advisors II approximately $513,000 and approximately $840,000 for asset management fees, respectively.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the respective property. In addition, after investors have received a return of their capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of remaining net sale proceeds. During the six-month period ended June 30, 2007, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

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

The Company may reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period unless the Company’s independent directors find that based on unusual and non-recurring factors a higher level of expense is justified for that year. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the six-month period ended June 30, 2007, the Company did not reimburse the Advisor for any such costs.

At June 30, 2007 and December 31, 2006, the Company had approximately $9,000 and approximately $68,000, respectively, due to affiliates, which is included in Deferred Rent and Other Liabilities in the condensed consolidated balance sheets and is payable to Cole Advisors II. Amounts due to affiliates as of June 30, 2007 and December 31, 2006, generally consisted of amounts payable to Cole Advisors II for reimbursement of legal fees and other offering related costs, and amounts payable to Cole Capital for commissions and dealer manager fees payable on stock issuances.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 10 — New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

In June, 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies”. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance.

Note 11 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of June 30, 2007 and December 31, 2006, the Company had granted options to purchase 20,000 shares at $9.15 per share, each with a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated.

During the three-month and six-month periods ended June 30, 2007, the Company recorded stock-based compensation charges of approximately $8,000 and approximately $22,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

During the three-month and six-month periods ended June 30, 2006, options to purchase 10,000 shares at $9.15 were granted, 10,000 share options became vested, no options were forfeited or exercised. During the three-month and six-month periods ended June 30, 2007, 10,000 share options became vested, no options were granted, forfeited, or were exercised. As of June 30, 2007, options to purchase 20,000 shares at $9.15 per share remained outstanding with a weighted average contractual remaining life of approximately eight years. As of June 30, 2007, there was no unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP.

Note 12 — Subsequent Events

Sale of Shares of Common Stock

As of August 10, 2007, the Company had raised approximately $674.4 million of gross proceeds through the issuance of approximately 67.5 million shares of its common stock in its offerings (including shares sold under the DRIP). As of August 10, 2007, approximately $1.1 billion (112.0 million shares) remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the DRIP. As of August 10, 2007, 12.7 million shares had been sold in the Follow-on Offering (including shares sold under DRIP).

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Real Estate Acquisitions

Subsequent to June 30, 2007, the Company acquired a 100% interest in 37 commercial properties for an aggregate purchase price of approximately $221.2 million. The Company financed the acquisitions through the issuance and assumption of approximately $131.8 million of mortgage loans generally secured by the individual property on which each loan was made. The Company allocated the purchase price of these properties, including aggregate acquisitions costs, to the fair market value of the assets acquired and liabilities assumed.

Mortgage Notes Payable

Subsequent to June 30, 2007, the Company issued 25 mortgage notes payable in connection with the real estate acquisitions described above, totaling approximately $131.8 million, of which 100% was fixed rate debt which bears interest at rates ranging from 5.24% to 6.30% and a weighted average interest rate of 5.63% (the “Fixed Rate Debt”). The Fixed Rate Debt matures on various dates from August 2012 to October 2017.

In addition, subsequent to June 30, 2007, the Company repaid an aggregate of approximately $3.8 million of variable rate short-term debt related to five loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and the “Risk Factors” section of the registration statement relating to the Follow-on Offering (File No. 333-138444), each as filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of common stock in the Initial Offering. Prior to such date, we were considered a development stage company.

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 94% of total revenue during the three-month and six-month periods ended June 30, 2007. As approximately 99% of the rentable square feet at our properties is under lease, with an average remaining lease term of approximately 13.2 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated. As of June 30, 2007, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total real estate assets, was approximately 58%, with approximately 1% of the debt, or $9.6 million, subject to variable interest rates. We intend to manage our interest rate risk on our existing real estate portfolio by repaying approximately $9.6 million, of which approximately $3.8 million has been paid as of August 14, 2007, or 100% of our short-term variable rate debt as it matures during the three-month period ending September 30, 2007. We expect to fund the repayments with net proceeds from the sale of our common stock. Additionally, as we continue to raise capital from the sale of our common stock in the Follow-on Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is generally determinable at the time we purchase the property, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.

The current mortgage lending and interest rate environment for real estate in general is uncertain. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or we may enter into interest rate lock agreements. We may also acquire a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a larger percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

As of June 30, 2007, we owned 132 single-tenant, freestanding retail properties, 39 single-tenant freestanding commercial properties, and 11 multi-tenant retail properties, all of which were approximately 99% leased. During the three-month period ended June 30, 2007, we acquired 35 single-tenant, freestanding retail properties, 29 single-tenant, freestanding commercial properties and three multi-tenant retail properties. During the six-month period ended June 30, 2007, we acquired 53 single-tenant, freestanding retail properties, 31 single-tenant, freestanding commercial properties and seven multi-tenant retail properties (See Notes 3 and 4 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

As of June 30, 2007, we owned 182 commercial properties compared to 43 commercial properties at June 30, 2006, which were approximately 99% leased in the aggregate. Accordingly, our results of operations for the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006 reflect significant increases in all categories.

Revenue. Rental income increased approximately $14.2 million, or approximately 399%, to approximately $17.7 million for the three-month period ended June 30, 2007, compared to approximately $3.5 million for the three-month period ended June 30, 2006. Additionally, tenant reimbursement income increased approximately $1.0 million, or approximately 566%, to approximately $1.1 million for the three-month period ended June 30, 2007 compared to approximately $171,000 for the three-month period ended June 30, 2006. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 139 new properties after June 30, 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 94% and approximately 95% of total revenues during the three-month period ended June 30, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $176,000, or approximately 53%, to approximately $506,000 for the three-month period ended June 30, 2007, compared to approximately $330,000 for the three-month period ended June 30, 2006. The increase was primarily due to increases in state franchise and income taxes due to the increase in the number of properties owned, from 43 properties in 2006 to 182 properties in 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $1.2 million, or approximately 816%, to approximately $1.4 million for the three-month period ended June 30, 2007, compared to approximately $154,000 for the three-month period ended June 30, 2006. The increase was primarily due to the ownership of more properties during the three-month period ended June 30, 2007 than in the three-month period ended June 30, 2006 for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including nine additional multi-tenant shopping centers. At June 30, 2007, we owned 11 multi-tenant shopping centers compared to two at June 30, 2006. The primary property operating expense items are repairs and maintenance, property taxes, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the three-month period ended June 30, 2007, we paid our property manager a property management and leasing fee in an amount equal to 2% of gross revenues. However, in accordance with the property management agreement, in the future the Company may pay Cole Realty up to (i) up to 2.0% of gross revenues from our single tenant properties and (ii) up to 4% of gross revenues from out multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $649,000, or approximately 370%, to approximately $825,000 for the three-month period ended June 30, 2007, compared to approximately $176,000 for the three-month period ended June 30, 2006. Property management fees increased approximately $244,000 to approximately $312,000 for the three-month period ended June 30, 2007 from approximately $68,000 for the three-month period ended June 30, 2006. The increase in property management fees was primarily due to an increase in rental income of approximately $14.2 million for the three-month period ended June 30, 2007 from approximately $3.5 million for the three-month period ended June 30, 2006. Asset management fees increased approximately $405,000 to approximately $513,000 for the three-month period ended June 30, 2007 from approximately $108,000 for the three-month period ended June 30, 2006. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $919.4 million at June 30, 2007 from approximately $197.8 million at June 30, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $5.3 million, or approximately 418%, to approximately $6.6 million for the three-month period ended June 30, 2007, compared to approximately $1.3 million for the three-month period ended June 30, 2006. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $919.4 million at June 30, 2007 from approximately $197.8 million at June 30, 2006. The increase in aggregate book value is due to the acquisition of 139 new properties subsequent to June 30, 2006.

Impairment of Real Estate Assets. Impairment on real estate assets was approximately $5.4 million for the three-month period ended June 30, 2007, with no impairment recorded for the three-month period ended June 30, 2006. The impairment was due to impairment losses recorded on one property during the three-month period ended June 30, 2007, as discussed in Note 2 to our unaudited condensed consolidated financial statements. No impairment losses were recorded for the three-month period ended June 30, 2006.

Interest Income. Interest income increased approximately $544,000, or approximately 1,289%, to approximately $586,000 during the three-month period ended June 30, 2007, compared to approximately $42,000 for the three-month period ended June 30, 2006. The increase was primarily due to higher uninvested cash during the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 due to increased proceeds from the Initial Offering and Follow-on Offering. Cash and cash equivalents was approximately $78.0 million at June 30, 2007 compared to approximately $3.3 million at June 30, 2006.

Interest Expense. Interest expense increased approximately $6.0 million, or approximately 300%, to approximately $8.0 million for the three-month period ended June 30, 2007, compared to approximately $2.0 million during the three-month period ended June 30, 2006. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the three-month period ended June 30, 2007 to approximately $515.2 million from approximately $118.6 million during the three-month period ended June 30, 2006. The increase in average mortgage notes payable was primarily due to the acquisition of 139 new properties subsequent to June 30, 2006.

Our property acquisitions during the three-month period ended June 30, 2007 were financed in part with short-term and long-term notes payable as discussed in Note 5 to our unaudited condensed consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

As of June 30, 2007, we owned 182 commercial properties compared to 43 commercial properties at June 30, 2006, which were approximately 99% leased in the aggregate. Accordingly, our results of operations for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006 reflect significant increases in all categories.

Revenue. Rental income increased approximately $23.5 million, or approximately 391%, to approximately $29.5 million for the six-month period ended June 30, 2007, compared to approximately $6.0 million for the six-month period ended June 30, 2006. Additionally, tenant reimbursement income increased approximately $1.7 million, or approximately 565%, to approximately $2.0 million for the six-month period ended June 30, 2007 compared to approximately $295,000 for the six-month period ended June 30, 2006. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 139 new properties after June 30, 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 94% and 95% of total revenues during the six-month period ended June 30, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $279,000, or approximately 52%, to approximately $820,000 for the six-month period ended June 30, 2007 compared to approximately $541,000 for the six-month period ended June 30, 2006. The increase was primarily due to increases in state franchise and income taxes due to the increase in the number of properties owned, from 43 properties in 2006 to 182 properties in 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $2.1 million, or approximately 730%, to approximately $2.4 million for the six-month period ended June 30, 2007, compared to approximately $294,000 for the six-month period ended June 30, 2006. The increase was primarily due to ownership of more properties during the six-month period ended June 30, 2007 than in the six-month period ended June 30, 2006 for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including nine additional multi-tenant shopping centers. At June 30, 2007, we owned 11 multi-tenant shopping centers compared to two at June 30, 2006. The increase was also due to an increase in bad debt expense of approximately $209,000. The primary property operating expense items are repairs and maintenance, property taxes, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the six-month period ended June 30, 2007, we paid our property manager a property management and leasing fee in an amount equal to 2% of gross revenues. However, in accordance with the property management agreement, in the future the Company may pay Cole Realty up to (i) up to 2.0% of gross revenues from our single tenant properties and (ii) up to 4% of gross revenues from out multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $1.1 million, or approximately 353%, to approximately $1.4 million for the six-month period ended June 30, 2007, compared to approximately $301,000 for the six-month period ended June 30, 2006. Property management fees increased approximately $413,000 to approximately $525,000 for the six-month period ended June 30, 2007 from approximately $112,000 for the six-month period ended June 30, 2006. The increase in property management fees was primarily due to an increase in rental income of approximately $23.5 million for the six-month period ended June 30, 2007 from approximately $6.0 million for the six-month period ended June 30, 2006. Asset management fees increased approximately $651,000 to approximately $840,000 for the six-month period ended June 30, 2007 from approximately $189,000 for the six-month period ended June 30, 2006. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $776.2 million at June 30, 2007 from approximately $159.1 million at June 30, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $8.8 million, or approximately 416%, to approximately $10.9 million for the six-month period ended June 30, 2007, compared to approximately $2.1 million for the six-month period ended June 30, 2006. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $776.2 million at June 30, 2007 from approximately $159.1 million at June 30, 2006. The increase in aggregate book value is due to the acquisition of 139 new properties subsequent to June 30, 2006.

Impairment of Real Estate Assets. Impairment on real estate assets was approximately $5.4 million for the six-month period ended June 30, 2007, with no impairment recorded for the six-month period ended June 30, 2006. The impairment was due to impairment losses recorded on one property during the six-month period ended June 30, 2007, as discussed in Note 2 to our unaudited condensed consolidated financial statements. No impairment losses were recorded for the six-month period ended June 30, 2006.

Interest Income. Interest income increased approximately $850,000, or approximately 968%, to approximately $938,000 during the six-month period ended June 30, 2007, compared to approximately $88,000 for the six-month period ended June 30, 2006. The increase was primarily due to higher uninvested cash during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 due to increased proceeds from the Initial Offering and Follow-on Offering. Cash and cash equivalents was approximately $78.0 million at June 30, 2007 compared to approximately $3.3 million at June 30, 2006.

Interest Expense. Interest expense increased approximately $9.6 million, or approximately 276%, to approximately $13.1 million for the six-month period ended June 30, 2007, compared to approximately $3.5 million during the six-month period ended June 30, 2006. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the six-month period ended June 30, 2007 to approximately $429.5 million from approximately $98.4 million during the six-month period ended June 30, 2006. The increase in average mortgage notes payable was primarily due to the acquisition of 139 new properties subsequent to June 30, 2006.

Our property acquisitions during the six-month period ended June 30, 2007 were financed in part with short-term and long-term notes payable as discussed in Note 5 to our unaudited condensed consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(3,366,779)	$(181,847)	$(1,682,052)	$(364,435)
Add:
Depreciation of real estate assets	4,488,351	866,577	7,459,585	1,445,573
Amortization of lease related costs	2,121,238	409,048	3,421,269	662,547
Impairment on real estate assets	5,400,000	—	5,400,000	—
FFO	$8,642,810	$1,093,778	$14,598,802	$1,743,685

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $926,000 and approximately $1.5 million during the three-month and six-month periods ended June 30, 2007, respectively, and approximately $172,000 and approximately $304,000 during the three-month and six-month periods ended June 30, 2006, respectively.

•

Amortization of deferred financing costs totaled approximately $316,000 and approximately $608,000 during the three-month and six-month periods ended June 30, 2007, respectively, and approximately $109,000 and approximately $182,000 during the three-month and six-month periods ended June 30, 2006, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured or unsecured financings to complete future property acquisitions. As of June 30, 2007, we had received and accepted subscriptions for an aggregate of 59,633,576 shares of common stock in our Initial Offering and Follow-on Offering for gross proceeds of approximately $596.3 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the sale of our common stock. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 9.1% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the sale of our common stock are initially paid by our advisor, and reimbursed by us up to 1.5% of the capital raised by us in connection with our offering of shares of common stock. As of June 30, 2007, Cole Advisors II had paid approximately $5.7 million of offering and organization costs since the inception of the Initial Offering and we had reimbursed our advisor for approximately $5.2 million of such costs, of which approximately $7,000 was expensed as organizational costs.

Subsequent to June 30, 2007, we completed the acquisition of 37 single-tenant properties for an aggregate purchase price of approximately $221.2 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Initial Offering and Follow-on Offering and approximately $131.8 million in aggregate proceeds from 25 loans.

On June 14, 2007, our board of directors declared a daily distribution of $0.00191781 per share for stockholders of record as of the close of business on each day of the period commencing on July 1, 2007 and ending on September 30, 2007. The payment date for each record date in July 2007 will be in August 2007, the payment date for each record date in August 2007 will be in September 2007, and the payment date for each record date in September 2007 will be in October 2007.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions to our stockholders.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid with respect to the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions to our stockholders.

As of June 30, 2007, we had cash and cash equivalents of approximately $78.0 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Our contractual obligations as of June 30, 2007, are as follows:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$631,143,229	$357,053	$61,730,413	$31,219,081	$537,836,682
Interest payments – fixed rate debt	319,782,962	36,308,080	106,938,875	63,956,164	112,579,843
Principal payments – variable rate debt	9,596,000	9,596,000	—	—	—
Interest payments – variable rate debt (1)	702,427	702,427	—	—	—
Total	$961,224,618	$46,963,560	$168,669,288	$95,175,245	$650,416,525

(1) A rate of 7.32% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of June 30, 2007.
Cash Flow Analysis

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Operating Activities

Net cash provided by operating activities increased approximately $14.2 million, or approximately 752%, to approximately $16.1 million for the six-month period ended June 30, 2007, compared to approximately $1.9 million for the six-month period ended June 30, 2006. The increase was primarily due to increases in depreciation and amortization expenses totaling approximately $9.0 million and an impairment of real estate assets of $5.4 million, offset by an increase in rents and tenant receivables of approximately $1.7 million and an increase in net loss for the six-month period ended June 30, 2007 of approximately $1.3 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities

Net cash used in investing activities increased approximately $516.9 million, or approximately 420%, to approximately $640.1 million for the six-month period ended June 30, 2007 compared to approximately $123.2 million for the six-month period ended June 30, 2006. The increase was primarily due to the acquisition of 91 real estate properties during the six-month period ended June 30, 2007 compared to the acquisition of 30 properties during the six-month period ended June 30, 2006 and an approximately $2.1 million increase in restricted cash, due to an increase in cash held in escrow pending the issuance of shares to investors.

Financing Activities

Net cash provided by financing activities increased approximately $544.3 million, or approximately 453%, to approximately $664.4 million for the six-month period ended June 30, 2007 compared to approximately $120.1 million for the six-month period ended June 30, 2006. The increase was primarily due to an increase in net proceeds from the issuance of common stock in the Initial Offering and the Follow-on Offering of approximately $198.6 million, an increase in proceeds from the issuance of mortgage and affiliate notes of approximately $385.4 million, an increase in repayments of mortgage and affiliate notes payable of approximately $5.7 million, offset by an increase in offering costs on the issuance of common stock of approximately $17.6 million, an increase in payments of loan deposits of approximately $9.6 million, and an increase in deferred financing costs paid of approximately $8.0 million. The increase in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of 70 new mortgage notes during the six-month period ended June 30, 2007 compared to the issuance of 24 new mortgage notes during the six-month period ended June 30, 2006.

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

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 7 to our unaudited condensed consolidated financial statements for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of Cole Advisors II. See Note 8 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to June 30, 2007 through the date of this Report. Refer to Note 12 to our unaudited condensed consolidated financial statements for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of various properties;
•	Mortgage notes payable incurred in connection with acquisitions;
•	Repayments on certain mortgage notes payable; and
•	Execution of an extended rate lock agreement.

Recent Accounting Pronouncements

Refer to Note 10 to our condensed consolidated financial statements for further explanation of applicable recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (see Notes 5 and 12) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. Although we have not entered into any, in the future, we may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings. Refer to Note 6.

As of June 30, 2007, approximately $9.6 million of the approximately $640.7 million outstanding on mortgage notes payable was subject to variable interest rates, which bear interest at the one-month LIBOR rate plus 200 basis points. As of June 30, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $96,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three-month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2007, we had issued an aggregate of approximately 59.6 million shares in our Initial Offering and Follow-on Offering for gross offering proceeds of approximately $596.3 million, out of which we paid costs of approximately $50 million in selling commissions and dealer manager fees, approximately $19.5 million in acquisition fees, approximately $6.3 million in finance coordination fees, and approximately $5.6 million in organization and offering costs to the Advisor or its affiliates. With the net offering proceeds and indebtedness, we acquired approximately $1.1 billion in real estate and related assets. As of August 10, 2007, we had sold an aggregate of approximately 67.5 million shares in our Initial Offering and Follow-on Offering for gross offering proceeds of $674.4 million. We did not sell any unregistered securities during the three-month period ended June 30, 2007.

Additionally, during the month of February 2007, we redeemed 11,687 shares of our common stock at a weighted average price of $9.52 per share, for a total share redemption amount of $111,227. During the month of April 2007, we redeemed 37,847 shares at a weighted average price of $9.46 per share, for a total of $358,195. During the month of June 2007, we redeemed 5,227 shares at a weighted average price of $9.99 per share, for a total of $52,208.

Item 3. Defaults Upon Senior Securities

No events occurred during the three-month period ended June 30, 2007 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2007Annual Meeting of Stockholders on May 22, 2007. The following proposal received the votes at the 2007 Annual Meeting of Stockholders as set forth below:

Election of three persons to serve as members of the Company’s Board of Directors. The voting results for each of the three persons nominated were as follows:

Candidate	Votes For	Votes Withheld	Abstentions / Broker Non-Votes
Christopher H. Cole	22,297,569	391,721	N/A
Marcus E. Bromley	22,298,142	391,148	N/A
Elizabeth L. Watson	22,295,442	393,848	N/A

There are no other members of the Company’s Board of Directors.

Item 5. Other Information

No events occurred during the three-month period ended June 30, 2007 that would require a response to this item.

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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: August 14, 2007

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to supplement No. 3 to the prospectus). (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on August 8, 2007).

4.2

Form of Additional Investment Subscription Agreement for current stockholders (included as Appendix C to supplement No. 13 to the prospectus). (Incorporated by reference to Exhibit 4.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).

10.1

First Amendment to Amended and Restated Property management and Leasing Agreement, dated May 9, 2007, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007.

10.2

First Amendment to the Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated May 9, 2007, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto (Incorporated by reference in Exhibit 10.11 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007.

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

*Filed or furnished herewith.