Form 10-Q
period 2007-09-30
Cole Credit Property Trust II Inc
filed 2007-11-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-51963

COLE CREDIT PROPERTY TRUST II, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 East Camelback Road, Suite 400	(602) 778-8700
Phoenix, Arizona 85016	(Registrant’s telephone number,
(Address and zip code of principal executive offices)	including area code)

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

Yes ☐ No ☒

As of November 9, 2007, there were 84,249,133 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months and nine months ended September 30, 2007 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS:
Investment in real estate assets:
Land	$354,548,826	$109,506,269
Buildings and improvements, less accumulated depreciation of $16,861,325 and $4,547,932 at September 30, 2007 and December 31, 2006, respectively	876,957,095	282,468,749
Real estate assets under direct financing leases, less unearned income of $17,888,034 at September 30, 2007	39,394,337	—
Acquired intangible lease assets, less accumulated amortization of $8,694,849 and $2,251,172 at September 30, 2007 and December 31, 2006, respectively	157,174,922	54,569,023
Real estate assets held for sale, less accumulated depreciation and accumulated amortization of $1,186,283 at September 30, 2007	22,908,709	—
Total investment in real estate assets	1,450,983,889	446,544,041

Investment in mortgages receivable, less accumulated amortization of $2,710 at September 30, 2007	49,461,099	—
Non-real estate assets associated with discontinued operations	592,901	—
Cash and cash equivalents	21,360,241	37,566,490
Restricted cash	13,099,515	5,839,733
Rents and tenant receivables, less allowance for doubtful accounts of $401,880 and $75,000 at September 30, 2007 and December 31, 2006, respectively	5,832,865	2,432,536
Prepaid expenses, mortgage loan deposits and other assets	2,162,588	4,248,973
Deferred financing costs, less accumulated amortization of $1,392,659 and $565,946 at September 30, 2007 and December 31, 2006, respectively	16,382,573	3,789,019
Total assets	$1,559,875,671	$500,420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$842,906,936	$218,265,916
Accounts payable and accrued expenses	6,794,968	2,016,343
Escrowed investor proceeds	12,834,043	5,710,730
Acquired below market lease intangibles, less accumulated amortization of $1,158,450 and $96,484 at September 30, 2007 and December 31, 2006, respectively	30,614,127	2,649,374
Distributions payable	4,272,593	1,612,094
Deferred rent and other liabilities	2,024,923	408,582
Total liabilities	899,447,590	230,663,039
Redeemable common stock	15,008,543	3,521,256
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 390,000,000 and 240,000,000 shares authorized, 76,563,170 and 30,691,204 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	765,632	306,912
Capital in excess of par value	677,234,427	273,385,603
Accumulated distributions in excess of earnings	(32,580,521)	(7,456,018)
Total stockholders’ equity	645,419,538	266,236,497
Total liabilities and stockholders’ equity	$1,559,875,671	$500,420,792

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Rental and other income	$23,336,468	$4,529,405	$51,720,231	$9,452,539
Tenant reimbursement income	2,152,086	328,616	4,113,198	623,322
Earned income from direct financing leases	480,643	—	485,018	—
Interest income on mortgages receivable	35,092	—	35,092	—
Total revenue	26,004,289	4,858,021	56,353,539	10,075,861

Expenses:
General and administrative	443,682	265,079	1,263,395	805,935
Property operating expenses	2,532,570	333,133	4,970,974	624,809
Property and asset management fees	1,247,275	238,111	2,563,836	492,078
Depreciation	5,721,238	1,085,119	12,938,469	2,288,359
Amortization	2,882,019	532,510	6,214,917	1,106,686
Impairment of real estate assets	—	—	5,400,000	—
Total operating expenses	12,826,784	2,453,952	33,351,591	5,317,867
Operating income	13,177,505	2,404,069	23,001,948	4,757,994

Other income (expense):
Interest and other income	983,829	93,409	1,921,514	181,173
Interest expense	(11,486,100)	(2,104,970)	(24,536,594)	(5,019,259)
Total other expense	(10,502,271)	(2,011,561)	(22,615,080)	(4,838,086)
Income (loss) from continuing operations	2,675,234	392,508	386,868	(80,092)

Discontinued operations:
Income from discontinued operating property	322,615	156,434	928,929	264,599
Income from discontinued operations	322,615	156,434	928,929	264,599

Net income	$2,997,849	$548,942	$1,315,797	$184,507

Income (loss) from continuing operations per common share:
Basic and diluted	$0.04	$0.03	$0.01	$(0.01)

Income from discontinued operations per common share:
Basic and diluted	0.00	0.01	0.02	0.03

Net income per common share:
Basic and diluted	$0.04	$0.04	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	68,274,188	15,006,417	52,588,732	9,424,396
Diluted	68,274,393	15,006,417	52,588,732	9,424,396

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2006	30,691,204	$306,912	$273,385,603	$(7,456,018)	$266,236,497
Issuance of common stock	46,004,115	460,041	458,826,498	—	459,286,539
Distributions	—	—	—	(26,440,300)	(26,440,300)
Commissions on stock sales and related dealer manager fees	—	—	(38,588,207)	—	(38,588,207)
Other offering costs	—	—	(3,682,360)	—	(3,682,360)
Common stock repurchased	(132,149)	(1,321)	(1,251,187)	—	(1,252,508)
Stock compensation expense	—	—	31,367	—	31,367
Redeemable common stock	—	—	(11,487,287)	—	(11,487,287)
Net income	—	—	—	1,315,797	1,315,797
Balance, September 30, 2007	76,563,170	$765,632	$677,234,427	$(32,580,521)	$645,419,538

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,315,797	$184,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,302,288	2,651,860
Amortization	6,942,705	1,602,479
Stock compensation expense	31,367	40,048
Impairment of real estate assets	5,400,000	—
Net gain on disposal of rate lock deposits	(478,397)	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	133,190	—
Rents and tenant receivables	(3,993,230)	(1,089,087)
Prepaid expenses and other assets	(1,026,654)	(340,164)
Accounts payable and accrued expenses	4,778,625	978,965
Deferred rent and other liabilities	1,616,341	29,251
Total adjustments	26,706,235	3,873,352
Net cash provided by operating activities	28,022,032	4,057,859
Cash flows from investing activities:
Investment in real estate and related assets	(876,123,693)	(175,918,360)
Investment in real estate under direct financing leases	(39,527,527)	—
Acquired intangible lease assets	(114,547,698)	(23,813,260)
Acquired below market lease intangibles	29,035,683	1,986,661
Investment in mortgages receivable	(13,507,532)	—
Restricted cash	(7,259,782)	(4,394,538)
Net cash used in investing activities	(1,021,930,549)	(202,139,497)
Cash flows from financing activities:
Proceeds from issuance of common stock	446,546,744	159,329,321
Offering costs on issuance of common stock	(42,270,567)	(15,857,001)
Redemptions of common stock	(1,252,508)	—
Proceeds from mortgage and affiliate notes payable	635,630,400	113,149,860
Repayment of mortgage and affiliate notes payable	(47,279,718)	(52,424,850)
Refund of loan deposits	13,183,592	1,210,620
Payment of loan deposits	(9,736,492)	(2,705,620)
Proceeds from rate lock breakage gain	2,162,197	—
Escrowed investor proceeds liability	7,123,313	4,394,538
Distributions to investors	(11,040,006)	(1,890,456)
Deferred financing costs paid	(15,364,687)	(2,485,497)
Net cash provided by financing activities	977,702,268	202,720,915
Net (decrease) increase in cash and cash equivalents	(16,206,249)	4,639,277
Cash and cash equivalents, beginning of period	37,566,490	4,575,144
Cash and cash equivalents, end of period	$21,360,241	$9,214,421
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$4,272,593	$940,028
Mortgage notes assumed in real estate acquisitions	$—	$35,260,787
Mortgage notes payable from seller of mortgages receivables	$36,290,338	$—
Common stock issued through distribution reinvestment plan	$12,739,795	$1,811,467
Supplemental Cash Flow Disclosures:
Interest paid	$21,301,374	$5,192,625

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note 1 — Organization

Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation that was formed on September 29, 2004 to operate as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the affiliate advisor to the Company, is the sole limited partner and owner of an approximately 0.01% (minority interest) of the partnership interests of Cole OP II.

At September 30, 2007, the Company owned 230 properties comprising approximately 10.3 million square feet of single and multi-tenant commercial space located in 41 states and the U.S. Virgin Islands. At September 30, 2007, approximately 99% of the rentable square feet of these properties was leased.

On June 27, 2005, the Company commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, the Company increased the aggregate amount of the public offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the DRIP in a related Registration Statement on Form S-11. Subsequently, the Company reallocated the shares of common stock available such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of approximately $541.4 million and a maximum of 1,202,000 shares was available under the DRIP for an aggregate offering price of approximately $11.4 million.

The Company commenced its principal operations on September 23, 2005, when it issued the initial 486,000 shares of its common stock in the Initial Offering. Prior to such date, the Company was considered a development stage company. The Company terminated the Initial Offering on May 22, 2007. As of the close of business on May 22, 2007, the Company had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the DRIP, resulting in gross offering proceeds to the Company of approximately $547.4 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the DRIP.  All unsold shares in Initial Offering have been deregistered.

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”). The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the Company’s DRIP. As of September 30, 2007, the Company had accepted subscriptions for 21,837,004 shares of its common stock in the Follow-on Offering, resulting in gross proceeds to the Company of approximately $218.2 million. Combined with the gross proceeds from the Initial Offering, the Company had aggregate gross proceeds from its offerings of approximately $765.6 million as of September 30, 2007, before offering costs, selling commissions, and dealer management fees of approximately $71.7 million. As of September 30, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

As of November 9, 2007, the Company had received approximately $841.8 million in gross offering proceeds through the issuance of 84,249,133 shares of its common stock in its offerings. As of November 12, 2007, approximately $1.0 billion in shares (102.1 million shares) remained available for sale to the public, exclusive of shares available under the DRIP.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event it does not obtain listing prior to May 22, 2017, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

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

Certain reclassifications of prior period amounts, relating to the discontinued operations presentation in the statement of income as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2007 presentation.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash and escrowed investor proceeds is approximately $12.8 million and approximately $5.7 million of offering proceeds for which shares of common stock had not been issued as of September 30, 2007 and December 31, 2006, respectively.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of September 30, 2007 and December 31, 2006, the Company had issued approximately 1.7 million and approximately 371,000 shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $16.3 million and approximately $3.5 million under its DRIP, respectively, which have been recorded as redeemable common stock in the respective condensed consolidated balance sheets. As of September 30, 2007, the Company had redeemed approximately 132,000 shares of common stock for a cost of approximately $1.3 million. As of December 31, 2006, no shares of common stock had been redeemed by the Company.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, ” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has two operating segments, (i) commercial properties and (ii) mortgage loans. Commercial properties consist of activities related to investing in real estate including retail, office, and distribution properties. The Company’s commercial properties generate rental revenue and other income through the leasing of the properties, which comprised 99.9% and 100% of the Company’s total consolidated revenues for each of the three-month and nine-month periods ended September 30, 2007 and 2006, respectively. Although the Company’s commercial properties are geographically diversified throughout the United States, management evaluates operating performance on an individual property level, therefore the Company’s properties have been aggregated into one reportable segment. In addition, the Company has not presented separate financial information for the investment in mortgages receivable because its results of operations are not material to the Company’s consolidated financial statements as a whole. For the each of the three-month and nine-month periods ended September 30, 2007, the interest income from investment in mortgages receivable accounted for 0.1% of the consolidated revenue. For the three-month and nine-month periods ended September 30, 2007 interest income from investment mortgages receivable

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

accounted for 1% and 3% of consolidated net income, respectively. Mortgages receivable, net of related note payable accounted for less than 1% of consolidated assets as of September 30, 2007.

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

The Company has identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of $5.4 million during the nine-month period ended September 30, 2007. No additional impairment loss was recorded during the three-month period ended September 30, 2007. No impairment losses were recorded for the three-month and nine-month periods ended September 30, 2006.

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

The components of investment in direct financing leases at September 30, 2007 were as follows:

Minimum lease payments receivable	$27,586,638
Estimated residual value of leased assets	29,695,733
Unearned income	(17,888,034)
Total	$39,394,337

Note 4 — Real Estate Acquisitions

During the nine-month period ended September 30, 2007, the Company acquired a 100% interest in 139 commercial properties for an aggregate purchase price of approximately $975.7 million. The Company financed the acquisitions with approximately $613.4 million of mortgage loans generally secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties, including aggregate acquisition costs of approximately $25.4 million, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $248.3 million to land, approximately $627.8 million to building and improvements, approximately $99.0 million to acquired in-place leases, approximately $39.5 million to investment in deferred financing leases, approximately $29.0 million to acquired below-market leases, and approximately $15.5 million to acquired above-market leases during the nine-month period ended September 30, 2007.

Note 5 – Mortgages Receivable Acquisitions

During the nine-month period ended September 30, 2007 the Company acquired a portfolio of 23 mortgage loans with an aggregate face value of approximately $45.3 million, which are secured by 23 commercial properties. The receivable balance of approximately $49.5 million as of September 30, 2007 consists of the face value of the notes of approximately

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

$45.3 million, an approximately $3.1 million premium, and approximately $1.1 million of acquisition costs. The premium and acquisition costs will be amortized over the terms of the loans using the effective interest rate method.  The notes were acquired from GE Capital Franchise Finance Corporation, an unrelated third party, and mature on August 1, 2020. Interest and principal is due each month at an interest rate of 9.84% per annum. See Note 6 for a description of the note payable obtained from General Electric Capital Corporation (“GECC”) related to this transaction.

Note 6 — Notes Payable

During the nine-month period ended September 30, 2007, the Company obtained 99 mortgage notes payable in connection with the real estate acquisitions described in Note 4 above, totaling approximately $613.4 million, of which approximately $596.5 million was fixed rate debt which bears interest at rates ranging from 5.21% to 6.62% and a weighted average interest rate of 5.46% (the “Fixed Rate Debt”) and approximately $16.9 million was short-term variable rate debt which bears interest at the one-month LIBOR rate plus 200 basis points (the “Variable Rate Debt”). The Fixed Rate Debt matures on various dates from July 2008 to October 2018. The Variable Rate Debt generally matures 90 days from issuance.

During the nine-month period ended September 30, 2007, the Company obtained a note payable from GECC in connection with the mortgages receivable acquisition described in Note 5 above, totaling approximately $36.3 million, which bears interest at the one-month LIBOR rate plus 200 basis points and matures on March 31, 2008.

During the nine-month period ended September 30, 2007, the Company borrowed and subsequently repaid an aggregate of approximately $22.2 million on two revolving mortgage notes payable to partially fund certain of the real estate acquisitions described in Note 4. The revolving notes payable bear interest at a variable rate equal to the one-month LIBOR plus 200 basis points.

On March 2, 2007, the Company repaid a fixed rate mortgage note of approximately $5.2 million that was due on October 1, 2016. As a result, approximately $113,000 of unamortized deferred financing costs was expensed and included in interest expense in the condensed consolidated unaudited financial statements for the nine-month period ended September 30, 2007.

Note 7 – Discontinued Operations

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented. During the three-month and nine-month periods ended September 30, 2007, the Company classified one single-tenant commercial property as held for sale. Therefore, the Company reclassified its consolidated statements of operations to reflect income and expenses for the property held for sale as discontinued operations and reclassified its consolidated balance sheets to reflect assets related to such property as held for sale. At September 30, 2007, non-real estate assets held for sale consist of straight line rent receivable of approximately $593,000. At September 30, 2007, there were no liabilities associated with discontinued operations. The book value of the property held for sale did not exceed its estimated fair values. As a result, no adjustment of property carrying value has been recorded.

The results of operations relating to assets held for sale for the three and nine-month periods ended September 30, 2007 and 2006 are shown below. These include results of operations for the applicable period for those assets classified as held for sale as of September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Discontinued operations:
Revenues from rental property	$534,255	$534,720	$1,603,740	$1,604,159
Property and asset management fees	(24,243)	(23,701)	(72,091)	(71,102)
Other rental property expenses	(8,697)	(1,420)	(12,834)	(4,168)
Depreciation and amortization	(166,576)	(165,353)	(497,301)	(496,057)
Interest expense	(12,124)	(187,812)	(92,585)	(768,233)
Income from discontinued operating property	$322,615	$156,434	$928,929	$264,599

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note 8 – Extended Rate Lock Agreement

During the nine-month period ended September 30, 2007, the Company entered into rate lock agreements with Bear Stearns Commercial Mortgage (“Bear Stearns”) and JP Morgan Chase Bank, N.A. (“JP Morgan”) (the “Rate Locks”) to lock interest rates ranging from 5.49% to 6.22% for up to approximately $451.6 million in borrowings. Under the terms of the Rate Locks, the Company made rate lock deposits totaling approximately $9.6 million.

The deposits are refundable to the Company in amounts generally equal to 2% of any loans funded under the agreements. The Rate Locks expire 60 days from execution. The Bear Stearns and JP Morgan agreements may be extended by 30 days for a rate lock fee of 0.25% of the loan amount or, at the Company’s election, by converting the fee into interest rate spread. Either party may terminate the agreement upon notice to the other party at any time prior to the determination of the rate and the loan amount in accordance with the terms of the agreement. In the event the Company wishes to terminate and cancel the Bear Stearns agreement and the Company has satisfied all of the obligations set forth in the agreement and Bear Stearns has realized a net gain on any hedges entered into by Bear Stearns relating to the Rate Lock, then Bear Stearns will remit one-half of such net gain to the Company. The Company will be liable to both Bear Stearns or JP Morgan for 100% of any net hedge break loss incurred by Bear Stearns or JP Morgan on terminated rate locks. The Company is not aware of any material swap loss positions as of September 30, 2007 nor does it have any immediate plans to terminate any Rate Locks.

On August 10, 2007, the Company elected to terminate its rate lock agreement with Bear Stearns, which fixed interest rates for the remaining unallocated borrowings of up to approximately $275.8 million. As a result, approximately $5.7 million in rate lock deposits was refunded to the Company. In accordance with the terms of the rate lock agreements, the Company earned a rate lock breakage gain of approximately $2.2 million. In addition, the Company expensed previously deferred financing costs of approximately $1.7 million relating to the remaining unallocated borrowings. The net gain of approximately $478,000 is included in interest and other income on the condensed consolidated statements of operations. As of September 30, 2007, the Company had available total borrowings of approximately $25.0 million under the Rate Locks and approximately $500,000 in rate lock deposits outstanding.

Note 9 — Commitments and Contingencies

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

Note 10 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, receives, and will continue to receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, Cole Capital received up to 1.5% of the gross proceeds from the Initial Offering and will receive up to 2.0% of gross offering proceeds from the Follow-on Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by, and marketing support received from, such participating broker-dealers as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect of shares sold under the DRIP. During the three-month and nine-month periods ended September 30, 2007, the Company paid approximately $14.6 million and approximately $38.6 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

$12.3 million and approximately $33.2 million, respectively, was reallowed to participating broker-dealers. During the three-month and nine-month periods ended September 30, 2006, the Company paid approximately $6.3 million and approximately $13.5 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $5.3 million and approximately $11.3 million, respectively, was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but such amounts shall not exceed 2.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three-month and nine-month periods ended September 30, 2007, the Company reimbursed Cole Advisors II approximately $1.8 million and approximately $3.7 million, respectively, for organization and offering expenses. At September 30, 2007, approximately $4,000 of such costs had been incurred by Cole Advisors II but had not been reimbursed by the Company or accrued, as such costs were in excess of 1.5% of gross offering proceeds on the Follow-on Offering. During the three-month and nine-month periods ended September 30, 2007, the Company paid an affiliate of Cole Advisors II approximately $8.1 million and approximately $20.5 million for acquisition fees, respectively. During the three-month and nine-month periods ended September 30, 2006, the Company paid an affiliate of Cole Advisors II approximately $1.3 million and approximately $3.4 million for acquisition fees, respectively.

If Cole Advisors II provides substantial services, as determined by the Company’s independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors II shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three-month and nine-month periods ended September 30, 2007, the Company paid Cole Advisors II approximately $2.1 million and approximately $6.3 million for finance coordination fees, respectively. During the three-month and nine-month period ended September 30, 2006, the Company paid Cole Advisors II approximately $562,000 and approximately $1.3 million, for finance coordination fees, respectively.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees equaled 2% of gross revenues plus leasing commissions at prevailing market rates during the nine-month period ended September 30, 2007. In accordance with the property management agreement, the Company may pay Cole Realty up to (i) 2% of gross revenues from the Company’s single tenant properties and (ii) 4% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three-month and nine-month periods ended September 30, 2007, the Company paid Cole Realty approximately $494,000 and approximately $1.0 million for property management fees, respectively. During the three-month and nine-month periods ended September 30, 2006, the Company paid Cole Realty approximately $97,000 and approximately $210,000 for property management fees, respectively.

The Company pays Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three-month and nine-month periods ended September 30, 2007, the Company paid Cole Advisors II approximately $778,000 and approximately $1.6 million for asset management fees, respectively. During the three-month and nine-month periods ended September 30, 2006, the Company paid the Advisor approximately $164,000 and approximately $353,000 for asset management fees, respectively.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event shall such payment exceed an amount equal to 2% of the sales

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

price of each property sold. Furthermore, in no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the respective property. In addition, after investors have received a return of their capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the three-month and nine-month periods ended September 30, 2007 and 2006, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual cumulative, non-compounded return to investors will be paid to Cole Advisors II.

In the event that the advisory agreement with Cole Advisors II is terminated, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors II, the Company will pay Cole Advisors II a subordinated performance fee of 10% of the amount, if any, by which (i) the appraised asset value of the Company at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contributed by investors less (a) distributions from sale proceeds plus (b) payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay Cole Advisors II a subordinated incentive listing fee.

The Company may reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse Cole Advisors II for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the three-month and nine-month periods ended September 30, 2007 and 2006, the Company did not reimburse Cole Advisors II for any such costs.

At September 30, 2007 and December 31, 2006, the Company had approximately $1,000 and approximately $68,000, respectively, due to affiliates, which is included in deferred rent and other liabilities in the condensed consolidated balance sheets and is payable to Cole Advisors II. Amounts due to affiliates as of September 30, 2007 and December 31, 2006 generally consisted of amounts payable to Cole Advisors II for reimbursement of legal fees and other offering related costs and amounts payable to Cole Capital for commissions and dealer manager fees payable on stock issuances.

Note 11 — Economic Dependency

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

Note 12 — New Accounting Pronouncements

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

Note 13 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of September 30, 2007 and December 31, 2006, the Company had granted options to purchase 30,000 and 20,000 shares, respectively. The 10,000 options granted during the three-month period ended September 30, 2007 have a vesting period of approximately nine months. The remaining 20,000 options have a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated.

During the three-month and nine-month periods ended September 30, 2007, the Company recorded stock-based compensation charges of approximately $9,000 and approximately $31,000, respectively. During the three-month and nine-month periods ended September 30, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $14,000 and approximately $40,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

During the three-month period ended September 30, 2006, no options to purchase shares were granted, no share options became vested, and no options were forfeited or exercised. During the nine-month period ended September 30, 2006, options to purchase 10,000 shares at $9.15 per share were granted, 10,000 share options became vested, and no options were forfeited or exercised. During the three-month period ended September 30, 2007, 10,000 options were granted at $9.10 per share, and no options became vested, were forfeited, or were exercised. During the nine-month period ended September 30, 2007, 10,000 share options became vested, 10,000 options were granted at $9.10 per share, and no options were forfeited or exercised. As of September 30, 2007, options to purchase 30,000 shares at a weighted average exercise price of $9.13 per share remained outstanding with a weighted average contractual remaining life of approximately nine years. As of September 30, 2007, there was approximately $48,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through the quarter ended June 30, 2008.

Note 14 — Subsequent Events

Sale of Shares of Common Stock

As of November 9, 2007, the Company had raised approximately $841.8 million of gross proceeds through the issuance of approximately 84.2 million shares of its common stock in its offerings (including shares sold under the DRIP). As of November 9, 2007, approximately $1.0 billion (102.1 million shares) remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the DRIP. As of November 9, 2007, 21.8 million shares had been sold in the Follow-on Offering (including shares sold under DRIP).

Real Estate Acquisitions

Subsequent to September 30, 2007, the Company acquired a 100% interest in 10 commercial properties for an aggregate purchase price of approximately $135.8 million. The Company financed the acquisitions through the issuance and assumption of approximately $68.4 million of mortgage loans generally secured by the individual property on which each loan was made. The Company allocated the purchase price of these properties, including aggregate acquisitions costs, to the fair market value of the assets acquired and liabilities assumed.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Mortgage Notes Payable

Subsequent to September 30, 2007, the Company obtained three mortgage notes payable in connection with the real estate acquisitions described above, totaling approximately $68.4 million, of which 100% was fixed rate debt which bears interest at rates ranging from 6.52% to 6.88% and a weighted average interest rate of 6.65% (the “Fixed Rate Debt”). The Fixed Rate Debt matures on November 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and the “Risk Factors” section of the registration statement relating to the Follow-on Offering (SEC Registration No. 333-138444), as supplemented and amended, each as filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of common stock in the Initial Offering. Prior to such date, we were considered a development stage company.

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 99.9% of total revenue during each of the three-month and nine-month periods ended September 30, 2007, respectively. As approximately 99% of the rentable square feet at our properties is under lease, with an average remaining lease term of approximately 13.1 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated. As of September 30, 2007, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 54%. As discussed in Note 6 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q, we obtained a note payable in connection with the mortgages receivable described in Note 5 to our condensed consolidated unaudited financial statements, of approximately $36.3 million, subject to variable interest rates. We intend to manage our interest rate risk on our existing real estate portfolio by repaying approximately $36.3 million, or 100% of our short-term variable rate debt, at or prior to its maturity on March 31, 2008. We expect to fund the repayments with net proceeds from the sale of our common stock. Additionally, as we continue to raise capital from the sale of our common stock in the Follow-on Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is generally determinable at the time we purchase the property, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.

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

As of September 30, 2007, we owned 157 single-tenant, freestanding retail properties, 60 single-tenant freestanding commercial properties, and 13 multi-tenant retail properties, all of which were approximately 99% leased. During the three-month period ended September 30, 2007, we acquired 25 single-tenant, freestanding retail properties, 21 single-tenant, freestanding commercial properties and two multi-tenant retail properties. During the nine-month period ended

September 30, 2007, we acquired 78 single-tenant, freestanding retail properties, 52 single-tenant, freestanding commercial properties and nine multi-tenant retail properties (See Notes 3 and 4 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

As of September 30, 2007, we owned 230 commercial properties compared to 67 commercial properties at September 30, 2006, which were approximately 99% leased in the aggregate. Accordingly, our results of operations for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 reflect significant increases in all categories.

Revenue. Revenue increased approximately $21.1 million, or 435%, to approximately $26.0 million for the three-month period ended September 30, 2007, compared to approximately $4.9 million for the three-month period ended September 30, 2006.

Rental income increased approximately $18.8 million, or approximately 415%, to approximately $23.3 million for the three-month period ended September 30, 2007, compared to approximately $4.5 million for the three-month period ended September 30, 2006. Additionally, tenant reimbursement income increased approximately $1.8 million, or approximately 555%, to approximately $2.2 million for the three-month period ended September 30, 2007, compared to approximately $329,000 for the three-month period ended September 30, 2006. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 163 new properties after September 30, 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 90% and approximately 93% of total revenues during the three-month period ended September 30, 2007 and 2006, respectively.

Earned income from direct financing leases was approximately $481,000 for the three-month period ended September 30, 2007, with no earned income from direct financing leases recorded for the three-month period ended September 30, 2006. See Note 3 to our condensed consolidated unaudited financial statements.

Interest income on mortgages receivable was approximately $35,000 for the three-month period ended September 30, 2007, with no mortgages receivable interest income recorded for the three-month period ended September 30, 2006. We purchased approximately $49.5 million of mortgages receivable during the three-month period ended September 30, 2007, as discussed in Note 5 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q.

General and Administrative Expenses. General and administrative expenses increased approximately $179,000, or approximately 67%, to approximately $444,000 for the three-month period ended September 30, 2007, compared to approximately $265,000 for the three-month period ended September 30, 2006. The increase was primarily due to increases in state franchise and income taxes due to the increase in the number of properties owned, from 67 properties at September 30, 2006 to 230 properties at September 30, 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $2.2 million, or approximately 660%, to approximately $2.5 million for the three-month period ended September 30, 2007, compared to approximately $333,000 for the three-month period ended September 30, 2006. The increase was primarily due to the ownership of more properties during the three-month period ended September 30, 2007 than in the three-month period ended September 30, 2006 for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including 10 additional multi-tenant shopping centers. At September 30, 2007, we owned 13 multi-tenant shopping centers compared to three at September 30, 2006. The primary property operating expense items are repairs and maintenance, property taxes, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the three-month period ended September 30, 2007, we paid our property manager a property management and leasing fee in an amount equal to 2% of gross revenues. In accordance with the property management agreement, we may pay Cole Realty (i) up to 2.0% of gross revenues from our single-tenant properties and (ii) up to 4% of gross revenues from our multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $1.0 million, or approximately 424%, to approximately $1.2 million for the three-month period ended September 30, 2007, compared to approximately $238,000 for the three-month period ended September 30, 2006. Property management fees increased approximately $397,000 to approximately $485,000 for the three-month period ended September 30, 2007 from approximately $88,000 for the three-month period ended September 30, 2006. The increase in property management fees was primarily due to an increase in rental income of approximately $18.8 million for the three-month period ended September 30, 2007 from approximately $4.5 million for the three-month period ended September 30, 2006. Asset management fees increased approximately $613,000 to approximately $763,000 for the three-month period ended September 30, 2007 from approximately $150,000 for the three-month period ended September 30, 2006. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $1.3 billion at September 30, 2007 from approximately $276.3 million at September 30, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $7.0 million, or approximately 441%, to approximately $8.6 million for the three-month period ended September 30, 2007, compared to approximately $1.6 million for the three-month period ended September 30, 2006. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $1.3 billion at September 30, 2007 from approximately $276.3 million at September 30, 2006. The increase in aggregate book value is due to the acquisition of 163 new properties subsequent to September 30, 2006.

Interest and Other Income. Interest and other income increased approximately $890,000, or approximately 953%, to approximately $983,000 during the three-month period ended September 30, 2007, compared to approximately $93,000 for the three-month period ended September 30, 2006. Interest income increased approximately $412,000, or approximately 441%, to approximately $505,000 during the three-month period ended September 30, 2007, compared to approximately $93,000 for the three-month period ended September 30, 2006. The increase was primarily due to higher uninvested cash during the three-month period ended September 30, 2007, compared to the three-month period ended September 30, 2006 due to increased proceeds from the Initial Offering and Follow-on Offering. Cash and cash equivalents was approximately $21.4 million at September 30, 2007, compared to approximately $9.2 million at September 30, 2006. Other income consists of the net gain on disposal of rate lock, approximately $478,000 for the three-month period ended September 30, 2007. No other income was recorded for the three-month period ended September 30, 2006. On August 10, 2007, we elected to terminate our rate lock agreement with Bear Stearns, as discussed in Note 8 to our condensed consolidated unaudited financial statements.

Interest Expense. Interest expense increased approximately $9.4 million, or approximately 439%, to approximately $11.5 million for the three-month period ended September 30, 2007, compared to approximately $2.1 million during the three-

month period ended September 30, 2006. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the three-month period ended September 30, 2007 to approximately $741.8 million from approximately $148.6 million during the three-month period ended September 30, 2006. The increase in average mortgage notes payable was primarily due to the acquisition of 163 new properties subsequent to September 30, 2006.

Our property acquisitions during the three-month period ended September 30, 2007 were financed in part with short-term and long-term notes payable as discussed in Note 6 to our condensed consolidated unaudited financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Income from Discontinued Operations. Income from discontinued operations increased approximately $167,000, or approximately 106%, to approximately $323,000 for the three-month period ended September 30, 2007, compared to approximately $156,000 for the three month period ended September 30, 2006. The increase was due to a decrease in interest expense of approximately $176,000, as we repaid the mortgage loan payable for the property classified as held for sale during the three-month period ended March 31, 2007. Income from discontinued operations relates to real estate assets held for sale as discussed in Note 7 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

As of September 30, 2007, we owned 230 commercial properties compared to 67 commercial properties at September 30, 2006, which were approximately 99% leased in the aggregate. Accordingly, our results of operations for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006 reflect significant increases in all categories.

Revenue. Revenue increased approximately $46.3 million, or 459%, to approximately $56.4 million for the nine-month period ended September 30, 2007, compared to approximately $10.1 million for the nine-month period ended September 30, 2006.

Rental income increased approximately $42.3 million, or approximately 447%, to approximately $51.7 million for the nine-month period ended September 30, 2007, compared to approximately $9.5 million for the nine-month period ended September 30, 2006. Additionally, tenant reimbursement income increased approximately $3.5 million, or approximately 560%, to approximately $4.1 million for the nine-month period ended September 30, 2007 compared to approximately $623,000 for the nine-month period ended September 30, 2006. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 163 new properties after September 30, 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 92% and approximately 94% of total revenues during the nine-month period ended September 30, 2007 and 2006, respectively.

Earned income from direct financing leases was approximately $485,000 for the nine-month period ended September 30, 2007, with no earned income from direct financing leases recorded for the nine-month period ended September 30, 2006. See Note 3 to our condensed consolidated unaudited financial statements.

Interest income on mortgages receivable was approximately $35,000 for the nine-month period ended September 30, 2007, with no mortgages receivable interest income recorded for the nine-month period ended September 30, 2006. We purchased approximately $49.5 million of mortgage receivables during the nine-month period ended September 30, 2007, as discussed in Note 5 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q.

General and Administrative Expenses. General and administrative expenses increased approximately $458,000, or approximately 57%, to approximately $1.3 million for the nine-month period ended September 30, 2007 compared to approximately $806,000 for the nine-month period ended September 30, 2006. The increase was primarily due to increases in state franchise and income taxes due to the increase in the number of properties owned, from 67 properties at September 30, 2006 to 230 properties at September 30, 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $4.3 million, or approximately 696%, to approximately $5.0 million for the nine-month period ended September 30, 2007, compared to approximately $625,000 for the nine-month period ended September 30, 2006. The increase was primarily due to the ownership of more properties during the nine-month period ended September 30, 2007 than in the nine-month period ended September 30, 2006 for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including 10 additional multi-tenant shopping centers. At September 30, 2007, we owned 13 multi-tenant shopping centers compared to three at September 30, 2006. The increase was also due to an increase in bad debt expense of approximately $327,000. The primary property operating expense items are repairs and maintenance, property taxes, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the nine-month period ended September 30, 2007, we paid our property manager a property management and leasing fee in an amount equal to 2% of gross revenues. In accordance with the property management agreement, we may pay Cole Realty (i) up to 2.0% of gross revenues from our single-tenant properties and (ii) up to 4% of gross revenues from our multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $2.1 million, or approximately 421%, to approximately $2.6 million for the nine-month period ended September 30, 2007, compared to approximately $492,000 for the nine-month period ended September 30, 2006. Property management fees increased approximately $808,000 to approximately $991,000 for the nine-month period ended September 30, 2007 from approximately $183,000 for the nine-month period ended September 30, 2006. The increase in property management fees was primarily due to an increase in rental income of approximately $42.3 million for the nine-month period ended September 30, 2007 from approximately $9.4 million for the nine-month period ended September 30, 2006. Asset management fees increased approximately $1.3 million to approximately $1.6 million for the nine-month period ended September 30, 2007 from approximately $309,000 for the nine-month period ended September 30, 2006. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $974.5 million at September 30, 2007 from approximately $208.3 million at September 30, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $15.8 million, or approximately 477%, to approximately $19.1 million for the nine-month period ended September 30, 2007, compared to approximately $3.3 million for the nine-month period ended September 30, 2006. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $965.9 million at September 30, 2007 from approximately $208.3 million at September 30, 2006. The increase in aggregate book value is due to the acquisition of 163 new properties subsequent to September 30, 2006.

Impairment of Real Estate Assets. Impairment on real estate assets was approximately $5.4 million for the nine-month period ended September 30, 2007, with no impairment recorded for the nine-month period ended September 30, 2006. The impairment was due to impairment losses recorded on one property during the nine-month period ended September 30, 2007, as discussed in Note 2 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q. No impairment losses were recorded for the nine-month period ended September 30, 2006.

Interest and Other Income. Interest and other income increased approximately $1.7 million, or approximately 961%, to approximately $1.9 million during the nine-month period ended September 30, 2007, compared to approximately $181,000 for the nine-month period ended September 30, 2006. Interest income increased approximately $1.3 million, or approximately 697%, to approximately $1.4 million during the nine-month period ended September 30, 2007, compared to approximately $181,000 for the nine-month period ended September 30, 2006. The increase was primarily due to higher uninvested cash during the nine-month period ended September 30, 2007, compared to the nine-month period ended September 30, 2006 due to increased proceeds from the Initial Offering and Follow-on Offering. Cash and cash equivalents was approximately $21.4 million at September 30, 2007, compared to approximately $9.2 million at September 30, 2006. Other income consists of the net gain on disposal of rate lock, approximately $478,000 for the nine-month period ended September 30, 2007. No other income was recorded for the nine-month period ended September 30, 2006. On August 10, 2007, we elected to terminate our rate lock agreement with Bear Stearns, as discussed in Note 8 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense increased approximately $19.4 million, or approximately 381%, to approximately $24.5 million for the nine-month period ended September 30, 2007, compared to approximately $5.1 million during the nine-month period ended September 30, 2006. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the nine-month period ended September 30, 2007 to approximately $530.6 million from approximately $117.0 million during the nine-month period ended September 30, 2006. The increase in average mortgage notes payable was primarily due to the acquisition of 163 new properties subsequent to September 30, 2006.

Our property acquisitions during the nine-month period ended September 30, 2007 were financed in part with short-term and long-term notes payable as discussed in Note 6 to our condensed consolidated unaudited financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Income from Discontinued Operations. Income from discontinued operations increased approximately $664,000, or approximately 251%, to approximately $929,000 for the nine-month period ended September 30, 2007, compared to approximately $265,000 for the nine-month period ended September 30, 2006. The increase was primarily due to a decrease in interest expense of approximately $676,000, as we repaid the mortgage loan payable for the property classified as held for sale during the three-month period ended March 31, 2007. Income from discontinued operations relates to real estate assets held for sale as discussed in Note 7 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with generally accepted accounting principles in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$2,997,849	$548,942	$1,315,797	$184,507
Add:
Depreciation of real estate assets	5,842,703	1,206,287	13,302,288	2,651,860
Amortization of lease related costs	2,927,130	576,695	6,348,399	1,239,242
Impairment on real estate assets	—	—	5,400,00	—
FFO	$11,767,682	$2,331,924	$26,366,484	$4,075,609

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $1.2 million and approximately $2.7 million during the three-month and nine-month periods ended September 30, 2007, respectively, and approximately $217,000 and approximately $521,000 during the three-month and nine-month periods ended September 30, 2006, respectively.

•

Net income includes net gain on disposal of rate lock of approximately $478,000 for each of the three-month and nine-month periods ended September 30, 2007. No gain on disposal of rate lock was recorded for the three-month or nine-month periods ended September 30, 2006. See note 8 to our condensed consolidated unaudited financial statements accompanying this Form 10-Q.

•

Net income includes income from discontinued operations of approximately $323,000 and approximately $929,000 during the three-month and nine-month periods ended September 30, 2007, respectively, and approximately $156,000 and approximately $265,000 during the three-month and nine-month periods ended September 30, 2006, respectively. See Note 7 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q.

•

Amortization of deferred financing costs totaled approximately $479,000 and approximately $1.1 million during the three-month and nine-month periods ended September 30, 2007, respectively, and approximately $161,000 and approximately $343,000 during the three-month and nine-month periods ended September 30, 2006, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured or unsecured financings to complete future property acquisitions. As of September 30, 2007, we had received and accepted subscriptions for an aggregate of 76,675,319 shares of common stock in our Initial Offering and Follow-on Offering for gross proceeds of approximately $765.6 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the sale of our common stock. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 9.1% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the sale of our common stock are initially paid by our advisor and reimbursed by us up to 1.5% of the capital raised by us in connection with our offering of shares of common stock. As of September 30, 2007, Cole Advisors II had paid approximately $7.4 million of offering and organization costs since the inception of the Initial Offering and we had reimbursed our advisor for approximately $7.4 million of such costs, of which approximately $7,200 was expensed as organizational costs.

Subsequent to September 30, 2007, we completed the acquisition of nine single-tenant properties and one multi-tenant property for an aggregate purchase price of approximately $135.8 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Initial Offering and Follow-on Offering and approximately $68.4 million in aggregate proceeds from three loans.

On October 2, 2007, our board of directors declared a daily distribution of $0.00191781 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2007 and ending on December 31, 2007. The payment date for each record date in October 2007 will be in November 2007, the payment date for each record date in November 2007 will be in December 2007, and the payment date for each record date in December 2007 will be in January 2007.

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

As of September 30, 2007, we had cash and cash equivalents of approximately $21.4 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Our contractual obligations as of September 30, 2007, are as follows:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$806,616,598	$9,831,739	$52,488,521	$48,726,531	$695,569,807
Interest payments – fixed rate debt	407,375,464	48,024,096	136,593,652	82,713,631	140,044,085
Principal payments – variable rate debt	36,290,338	36,290,338	—	—	—
Interest payments – variable rate debt (1)	1,301,475	1,301,475	—	—	—
Total	$1,251,583,875	$95,447,648	$189,082,173	$131,440,162	$835,613,892

(1) A rate of 7.09% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of September 30, 2007.
Cash Flow Analysis

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Operating Activities

Net cash provided by operating activities increased approximately $23.9 million, or approximately 591%, to approximately $28.0 million for the nine-month period ended September 30, 2007, compared to approximately $4.1 million for the nine-month period ended September 30, 2006. The increase was primarily due to increases in depreciation and amortization expenses totaling approximately $16.0 million, an impairment of real estate assets of $5.4 million, an increase in net income of approximately $1.1 million and an increase in accounts payable and accrued expenses of approximately $3.8 million, offset by an increase in rents and tenant receivables of approximately $2.9 million for the nine-month period ended September 30, 2007. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities

Net cash used in investing activities increased approximately $819.8 million, or approximately 406%, to approximately $1.0 billion for the nine-month period ended September 30, 2007, compared to approximately $202.1 million for the nine-month period ended September 30, 2006. The increase was primarily due to the acquisition of 139 real estate properties during the nine-month period ended September 30, 2007, compared to the acquisition of 53 properties during the nine-month period ended September 30, 2006 and an approximately $2.9 million increase in restricted cash due to an increase in cash held in escrow pending the issuance of shares to investors.

Financing Activities

Net cash provided by financing activities increased approximately $775.0 million, or approximately 382%, to approximately $977.7 million for the nine-month period ended September 30, 2007, compared to approximately $202.7 million for the nine-month period ended September 30, 2006. The increase was primarily due to an increase in proceeds from the issuance of common stock in the Initial Offering and the Follow-on Offering of approximately $287.2 million, a decrease in repayment of mortgages and notes payable of approximately $5.1 million, and an increase in proceeds from the issuance of mortgage and affiliate notes of approximately $522.5 million, offset by an increase in offering costs on the issuance of common stock of approximately $26.4 million and an increase in deferred financing costs paid of approximately $12.9 million. The increase in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of 99 new mortgage notes during the nine-month period ended September 30, 2007, compared to the issuance of 44 new mortgage notes during the nine-month period ended September 30, 2006.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

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

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 9 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees or reimbursements to our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of Cole Advisors II. See Note 10 to our condensed consolidated unaudited financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to September 30, 2007 through the date of this report. Refer to Note 14 to our condensed consolidated unaudited financial statements included in this report for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of various properties; and
•	Mortgage notes payable incurred in connection with acquisitions.

New Accounting Pronouncements

Refer to Note 12 to our condensed consolidated financial statements included in this report for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (see Notes 6 and 14 to our condensed consolidated unaudited financial statements in this report) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. Although we have not entered into any, in the future, we may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings. Refer to Note 8 to our condensed consolidated unaudited financial statements in this report.

As of September 30, 2007, approximately $36.3 million of the approximately $842.9 million outstanding on mortgage notes payable was subject to variable interest rates, which bear interest at the one-month LIBOR rate plus 200 basis points. As of September 30, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $363,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three-month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2005, we commenced our Initial Offering (SEC Registration No. 333-121094). On November 13, 2006, we increased the aggregate amount of shares available for the Initial Offering pursuant to a related Registration Statement on Form S-11 (SEC Registration No. 333-138663). On May 23, 2007, we commenced the Follow-on Offering of up to 150,000,000 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-138444) which was declared effective by the Securities and Exchange Commission on May 11, 2007. The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the DRIP. As of September 30, 2007, we had accepted subscriptions for 21,837,004 shares of common stock in the Follow-on Offering, resulting in gross proceeds of approximately $218.2 million.

As of September 30, 2007, we had issued an aggregate of approximately 76.7 million shares in our Initial Offering and Follow-on Offering for gross offering proceeds of approximately $765.6 million, out of which we paid costs of approximately $64.3 million in selling commissions and dealer manager fees, approximately $27.7 million in acquisition fees, approximately $8.5 million in finance coordination fees, and approximately $7.4 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Initial Offering and Follow-on Offering are thus approximately $657.7 million. With the net offering proceeds and indebtedness, we acquired approximately $1.5 billion in real estate and related assets. As of November 9, 2007, we had sold an aggregate of approximately 84.2 million shares in our Initial Offering and Follow-on Offering for gross offering proceeds of $841.8 million. We did not sell any unregistered securities during the three-month period ended September 30, 2007.

Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The purchase price for redeemed shares are set forth in the prospectus for our Follow-on Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the share redemption program, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year, however shares subject to redemption requests upon death of a stockholder will not be subject to this cap. In addition, cash available for redemption are limited to the proceeds from the sale of our shares under our DRIP.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three-month period ended September 30, 2007, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	76,315	$9.48	76,315	(1)
August 2007	—	—	—	(1)
September 2007	1,073	9.01	1,073	(1)
Total	77,388	$9.47	77,388	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three-month period ended September 30, 2007 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three-month period ended September 30, 2007 that would require a response to this item.

Item 5. Other Information

No events occurred during the three-month period ended September 30, 2007 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust II, Inc. (Registrant)

By:	/s/ Christopher H. Cole

Christopher H. Cole
Chief Executive Officer and President

By:	/s/ D. Kirk McAllaster, Jr.

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1

Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.