Form 10-K
period 2007-12-31
Cole Credit Property Trust II Inc
filed 2008-03-31
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates as of June 29, 2007: approximately $596.1 million assuming a market value of $10.00 per share.

The number of shares of common stock outstanding as of March 31, 2008 was 116,004,302.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust II, Inc. other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this annual report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See the section captioned “Item 1A -Risk Factors” beginning on page 16 of this Annual Report on Form 10-K.

Any forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust II, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2007, we owned 333 properties located in 43 states and the U.S. Virgin Islands, comprising approximately 11.3 million rentable square feet. At December 31, 2007, these properties were approximately 99% leased. As of December 31, 2007, we also owned 69 mortgage notes receivable, aggregating approximately $87.1 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.

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

On June 27, 2005, we commenced a public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, we filed a registration statement with the SEC under Rule 462(b) to add securities to the Initial Offering. The registration statement registered an additional 4,390,000 shares of common stock for sale in the primary offering and an additional 952,000 shares of common stock for sale pursuant to our DRIP.

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to such date, we were considered a development stage company. We terminated the Initial Offering on May 22, 2007. As of the close of business on May 22, 2007, we had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the DRIP, resulting in gross offering proceeds of approximately $547.4 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Initial Offering were deregistered.

On May 23, 2007, we commenced our follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”). The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to our DRIP. As of December 31, 2007, we had accepted subscriptions for 38,989,723 shares of our common stock in the Follow-on Offering, resulting in gross proceeds of approximately $389.1 million. Combined with the gross proceeds from the Initial Offering, we raised aggregate gross proceeds from our offerings of approximately $936.5 million as of December 31, 2007, before offering costs, selling commissions, and dealer management fees of approximately $87.3 million. As of December 31, 2007, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

As of March 31, 2008, the Company had received approximately $1.2 billion in gross offering proceeds through the issuance of approximately 116.5 million shares of its common stock in its offerings. As of March 31, 2008, approximately $659.3 million in shares (65.9 million shares) remained available for sale to the public, exclusive of shares available under the DRIP.

We admit new stockholders pursuant to the Follow-on Offering at least monthly, although we typically do so on a weekly basis. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses, and operating expenses. We also have used, and may continue to use, a portion of the net proceeds from the Follow-on Offering to fund all or part of our distributions to stockholders. Such distributions may constitute a return of capital and reduce the amount of capital we ultimately invest in properties. Until required for use, net offering proceeds are held in short-term, liquid investments.

Our stock is not currently listed on a national securities exchange. We may seek to list our stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our common stock until our shares are listed for trading. In the event we do not obtain listing prior to May 22, 2017, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

Investment Objectives and Policies

Our objective is to invest primarily in freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants. We may also invest in mortgage loans or other investments related to real property or entities or joint ventures that make similar investments. Our primary investment objectives are:

•	to provide current income to our stockholders through the payment of cash distributions; and

•	to preserve and return our stockholders’ capital contributions.

We also seek capital gains from our investments. We cannot assure investors that we will attain these objectives or that our capital will not decrease.

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

Acquisition and Investment Policies

Primary Investments

We invest primarily in freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants. Our investments may be direct investments in such properties or in other entities that own or invest in, directly or indirectly, interests in such properties. We seek to acquire a portfolio of real estate that is diversified by geographical location and by type and size of property. Currently, our portfolio consists primarily of freestanding, single-tenant properties net leased for use as retail establishments. A portion of our portfolio also includes multi-tenant retail properties and single-tenant properties leased to office and industrial tenants. In addition, we have acquired and may continue to acquire mortgage loans secured by similar types of commercial properties in our portfolio. Although we expect our portfolio will continue to consist primarily of freestanding, single-tenant properties, we expect to continue to invest in other property types, including office and industrial properties, leased to one or more tenants. In addition, we expect to further diversify our portfolio by investing in multi-tenant properties that compliment our overall investment objectives and additional mortgage loans.

Many of our properties will be leased to single-tenants of large national retail chains or franchises, including “big box” retailers, which operate stores in the home improvement, drug, sporting goods, specialty, convenience, and restaurant industries. Other properties may be so-called “power centers,” which are comprised of big box retailers and smaller retail establishments, and other multi-tenant properties that compliment our overall investment objectives. Our advisor monitors industry trends and invests in properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets retail businesses with established track records. This industry is highly property dependent, therefore our advisor believes it offers highly competitive sale-leaseback investment opportunities.

We believe that our general focus on the acquisition of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest solely in multi-tenant properties, we plan to acquire a diversified portfolio comprised primarily of single-tenant properties and a smaller number of multi-tenant properties that compliment our overall investment objectives. By primarily acquiring single-tenant properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. In addition, we believe that freestanding retail properties, as compared to shopping centers, malls and other traditional retail complexes, offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic downturns in local markets. Our management believes that a portfolio consisting primarily of freestanding, single-tenant, retail properties net leased to creditworthy tenants diversified geographically and by the industry and brand of tenants will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.

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

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Follow-on Offering that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties and the amount of proceeds raised in our Follow-on Offering. For a further description, see the section titled “— Other Possible Investments” below.

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

Investment Grade and Other Creditworthy Tenants

In evaluating potential property and mortgage loan acquisitions consistent with our investment objectives, we apply credit underwriting criteria to the tenants of existing properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Tenants of our properties frequently are national or super-regional retail chains that are investment grade or otherwise creditworthy entities having high net worth and operating income. Generally, these tenants must be experienced multi-unit operators with a proven track record in order to meet the credit tests applied by our advisor.

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

Standard & Poor’s assigns a credit rating to both companies as a whole and to each issuance or class of a company’s debt. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies or issuances with extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.

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

Description of Leases

We typically purchase single-tenant properties with existing “net” leases, and when spaces become vacant or existing leases expire we anticipate entering into “net” leases. “Net” leases means leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically have the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. In the event that we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of such properties. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.

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

Some leases require that we procure insurance for both commercial general liability and property damage insurance; however, the premiums are fully reimbursable from the tenant. When we procure such insurance, the policy lists us as the named insured on the policy and the tenant as the additional insured. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates are carefully tracked and reviewed for compliance by our advisor’s property management department. In general, leases may not be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, the original tenant generally will remain fully liable under the lease unless we release the tenant from its obligations under the lease.

Other Possible Investments

Although we expect that most of our additional property acquisitions will be of the type described above, we may make other investments. For example, we are not limited to investments in single-tenant, freestanding retail properties or properties leased to investment grade and other creditworthy tenants and complimentary multi-tenant properties. We may invest in other commercial properties such as business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities, or in other entities that make such investments or own such properties, in order to reduce overall portfolio risks or enhance overall portfolio returns if our advisor and board of directors determine that it would be advantageous to do so. Further, to the extent that our advisor and board of directors determine it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, we will make or invest in mortgage loans secured by the same types of commercial properties that we intend to acquire.

Our criterion for investing in mortgage loans is substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons (other than mortgage loans), to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate.

Investment Decisions

Cole Advisors II has substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the approval of our board of directors. In pursuing our investment objectives and making investment decisions for us, Cole Advisors II evaluates the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases and the creditworthiness of the tenant, and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, will vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also, to the extent such information is available, considers the following:

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

We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines it is not warranted. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.

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

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. In addition, we invest in mortgages, acquired in the secondary market, secured by commercial properties. We acquire such interests either directly through our operating partnership, or indirectly through limited liability companies, limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Cole Advisors II or other persons. See the “— Joint Venture Investments” section below. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Joint Venture Investments

As of December 31, 2007, we have not entered into any, however we may enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties as well as affiliated entities, including other real estate programs sponsored by affiliates of our advisor for the acquisition, development or improvement of properties with affiliates of our advisor, including other real estate programs sponsored by affiliates of our advisor. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, Cole Advisors II will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described above in “— Investment Decisions” for the selection of our real estate property investments.

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

Cole Advisors II may have conflicts of interest in determining which Cole-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if the joint venture is with an affiliate, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may have liabilities that exceed the percentage of our investment in the joint venture.

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

Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions continue to reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio.

We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2007, we did not borrow any funds from our advisor’s affiliates. During the year ended December 31, 2006, we borrowed and subsequently repaid an aggregate of approximately $7.0 million from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these loans as being fair, competitive, and commercially reasonable to the Company and no less favorable to the Company than between unaffiliated parties under the same circumstances.

Acquisition of Properties from Affiliates

We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate as well as property held by an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2007, we did not purchase any properties from our advisor’s affiliates. During the year ended December 31, 2006, we purchased 14 properties for approximately $60.6 million from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these purchases as being fair, competitive, and commercially reasonable to the Company and no less favorable to the Company than between unaffiliated parties under the same circumstances.

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

Our advisor and its affiliates try to balance our interests with their duties to other Cole-sponsored programs. However, to the extent that our advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

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

Other Activities of Cole Advisors II and its Affiliates

We rely on Cole Advisors II for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other Cole-sponsored programs and the fact that they have also engaged and will continue to engage in other business activities, Cole Advisors II and its affiliates have conflicts of interest in allocating their time between us and other Cole-sponsored programs and other activities in which they are involved. However, Cole Advisors II believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Cole-sponsored programs and other ventures in which they are involved.

In addition, most of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serves as an officer of our advisor, our property manager, our dealer manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the fiduciary duties that they owe to us and our stockholders.

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

Affiliated Dealer Manager

Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of Cole Advisors II, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Initial Offering or the Follow-on Offering.

Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire will be, managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), pursuant to a property management and leasing agreement. Our agreement with Cole Realty Advisors has a one year term. We expect Cole Realty Advisors to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

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

Receipt of Fees and Other Compensation by Cole Advisors II and Its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by Cole Advisors II and its affiliates, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, asset management fees, real estate brokerage commissions and participation in nonliquidating net sale proceeds. However, the fees and compensation payable to Cole Advisors II and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors II will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors II may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors II and its affiliates regardless of the quality of the properties acquired or the services provided to us.

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

We reimburse Cole Advisors II and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the year ended December 31, 2007, approximately $672,000 was reimbursed to Cole Advisors II or its affiliates for personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to our Initial Offering or the Follow-on Offering. During the year ended December 31, 2006, no amounts were reimbursed to Cole Advisors II or its affiliates for personnel costs and third-party costs allocated in connection with the issuance of shares under the Initial Offering.

Insurance

See “— Description of Leases” section above.

Reportable Segments

We operate on a consolidated basis in two operating segments: (i) commercial properties and (ii) mortgage notes receivable. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk

As of December 31, 2007, we had cash on deposit in three financial institutions, which was approximately $43.3 million, approximately $12.6 million and approximately $33,000, respectively, in excess of federally insured levels; however, we have not experienced any losses in such account. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

No single tenant accounted for greater than 10% of our gross annualized base rental revenues as of December 31, 2007 and 2006. Tenants in the drugstore, specialty retail, and sporting goods industries comprised approximately 15%, approximately 14%, and approximately 11%, respectively, of our gross annualized base rental revenues as of December 31, 2007. Tenants in the drugstore, specialty retail and automotive supply industries comprised approximately 25%, approximately 12% and approximately 11%, respectively, of our gross annualized base rental revenues as of December 31, 2006. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2007, 37 of our properties were located in Texas and 15 of our properties were located in Illinois, accounting for approximately 16% and approximately 13% of our 2007 gross annualized base rental revenues. As of December 31, 2006, nine of our properties were located in Texas and five of our properties were located in Kansas, accounting for approximately 11% and approximately 9% of our 2006 gross annualized base rental revenues, respectively.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. During the year ended December 31, 2007, we acquired certain properties that are subject to environmental remediation. In each case, the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. We do not believe that the environmental matters identified at such properties will have a material adverse effect on our consolidated results of operations, nor are we aware of any environmental matters at other properties which we believe will have a material adverse effect on our consolidated results of operations.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, including amendments, and supplements to our prospectus in connection with our Initial Offering, and continue to do so for our Follow-on Offering, with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS

Set forth below are investment risks that we believe are material to our investors.

Risks Related to an Investment in Cole Credit Property Trust II, Inc.

You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in us more speculative.

We will not provide you with information to evaluate our future investments prior to our acquisition of properties. We will seek to use our net offering proceeds, after the payment of fees and expenses, to continue to acquire a portfolio of commercial real estate comprised primarily of a large number of freestanding, single-

tenant, retail properties net leased to investment grade or other creditworthy tenants and a smaller number of multi-tenant properties that compliment our overall investment objectives. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We established policies relating to the creditworthiness of tenants of our properties, but our board of directors has wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, including Christopher H. Cole, Christopher P. Robertson, Daniel E. Weber, John M. Pons, D. Kirk McAllaster, Jr., Mike W. Mathies, and Marc T. Nemer, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We may enter into joint ventures with other Cole-sponsored programs for the acquisition, development or improvement of properties. Cole Advisors II may have conflicts of interest in determining which Cole-

sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return to our stockholders.

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

As of December 31, 2007, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 333 properties located in 43 states and the U.S. Virgin Islands comprising approximately 11.3 million rentable square feet. As of December 31, 2007, 250 of the properties were freestanding, single-tenant retail properties, 69 of the properties were freestanding, single-tenant commercial properties and 14 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 3 to our consolidated financial statements. As of December 31, 2007, 169 of the properties in our portfolio and the related tenant leases were pledged as collateral securing mortgage debt of approximately $984.4 million. As of December 31, 2007, approximately 99% of our properties were leased, with an average remaining lease term of approximately 14.6 years.

Property Statistics

The following table shows the tenant diversification of our portfolio as of December 31, 2007:

			Percentage of 2007
	Total Number	2007 Annualized	Annualized Gross
Tenant	of Leases	Gross Base Rent	Base Rent

Academy Sports — sporting goods	8	$11,231,925	8%
Circle K — convenience store	83	10,819,415	8%
Walgreens — drug store	31	10,227,145	8%
Station Casinos — gaming	1	5,921,959	4%
Applebee’s — restaurant	22	5,323,351	4%
Rite Aid — drug store	14	4,291,787	3%
Home Depot — home improvement	3	3,615,577	3%
Circuit City — consumer electronics	4	3,555,722	3%
Tractor Supply — specialty retail	14	3,535,591	3%
Lowe’s — home improvement	4	3,418,749	3%
Other	254	70,350,070	53%

	438	$132,291,291	100%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2007:

				Percentage of 2007
	Total Number	Rentable	2007 Annualized	Annualized Gross
Industry	of Leases	Square Feet	Gross Base Rent	Base Rent

Drugstore	67	879,666	$20,129,282	15%
Specialty retail	101	1,648,755	18,212,397	14%
Sporting goods	14	2,144,776	14,287,476	11%
Convenience stores	84	277,478	11,832,533	9%
Restaurant	59	313,569	10,215,372	8%
Home improvement	7	848,055	7,034,326	5%
Home furnishings	10	768,307	6,823,787	5%
Consumer electronics	11	1,100,791	6,509,580	5%
Gaming	1	138,558	5,921,959	4%
Office supply	17	370,380	4,460,518	3%
Other	67	2,819,437	26,864,061	21%

	438	11,309,772	$132,291,291	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2007:

				Percentage of 2007
	Total Number	Rentable	2007 Annualized	Annualized Gross
Location	of Properties	Square Feet	Gross Base Rents	Base Rent

Texas	37	2,971,410	$21,478,871	16%
Illinois	15	1,561,408	17,668,130	13%
Ohio	55	485,004	10,343,761	8%
Georgia	27	285,079	6,174,133	5%
Nevada	1	138,558	5,921,959	5%
Missouri	15	300,883	5,707,624	4%
Michigan	10	511,438	5,268,930	4%
Tennessee	17	361,150	4,740,612	4%
Kansas	7	353,690	4,112,318	3%
South Carolina	17	256,574	3,959,952	3%
Other	132	4,084,578	46,915,001	35%

	333	11,309,772	$132,291,291	100%

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2007, the weighted average remaining lease term was approximately 14.6 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $6,000 to approximately $8.1 million (average of approximately $303,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property.

The following table shows lease expirations of our portfolio as of December 31, 2007, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

				Percentage of
	Total Number	Rentable Square	2007 Annualized	2007 Annualized
Year of Lease Expiration	of Leases	Feet Expiring	Gross Base Rent	Gross Base Rent

2008	11	53,937	$438,659	0%
2009	14	105,760	1,119,203	1%
2010	15	128,264	1,460,009	1%
2011	14	58,005	979,210	1%
2012	16	191,001	2,265,817	2%
2013	19	364,674	3,601,909	3%
2014	12	194,107	2,823,066	2%
2015	16	1,048,672	7,208,667	5%
2016	28	1,458,947	11,952,842	9%
2017	34	1,307,718	12,711,274	10%
Thereafter	259	6,398,687	87,730,635	66%

	438	11,309,772	$132,291,291	100%

Mortgage Information

As of December 31, 2007, 169 of our properties were encumbered by a mortgage note obligation, with a total of approximately $940.9 million of fixed rate debt outstanding, approximately $71.3 of short-term variable rate debt and approximately $43.5 million outstanding on three revolving lines of credit. The fixed rate mortgage notes mature on various dates from July 2008 through October 2018. The weighted average interest rate relating to the fixed rate mortgage notes at December 31, 2007 and 2006 was approximately 5.85% and approximately 5.72%, respectively. The short-term variable rate debt bears interest at variable rates equal to the one-month LIBOR plus 200 to 275 basis points, matures in March 2008 and have been repaid. The revolving lines of credit bear interest at variable rates equal to the one-month LIBOR plus 150 to 200 basis points and mature on various dates from January 2008 to September 2008. As of December 31, 2007, no amounts were available under the revolving lines of credit. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carve-outs.

Generally, the mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

Generally, in the event that a mortgage note is not paid off on the respective maturity date, most mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary expenses and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 31, 2008, we had approximately 116.0 million shares of common stock outstanding, held by a total of 24,175 stockholders of record. The number of stockholders is based on the records of Phoenix American Financial Services, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Follow-on Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Follow-on Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Conduct Rule 2710(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2007. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of two full fiscal years after the termination of the Follow-on Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning two full fiscal years after the completion of the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all, or a portion consisting of at least 25%, of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, advisor or its affiliates any fees to complete any transactions under our share redemption program.

During the term of the Follow-on Offering the redemption price per share will depend on the length of time a redeeming stockholder held such shares as follows: after one year from the purchase date — 92.5% of the amount paid for each share; after two years from the purchase date — 95.0% of the amount paid for each share, after three years from the purchase date — 97.5% of the amount paid for each share; and after four years from the purchase date — 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption plan will always be equal to or lower than the applicable per share offering price. Thereafter the per share redemption price will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will charge an administrative fee to the stockholder for the search and other costs, which will be deducted from the proceeds of the redemption or, if a lien exists, will be charged to the stockholder. Subject to our waiver of the one-year holding period requirement, shares required to be redeemed in connection with the death of a stockholder may be repurchased without the one-year holding period requirement, at a purchase price equal to the price actually paid for the shares.

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

Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days notice at any time. Additionally, we will be required to discontinue sales of shares under the distribution reinvestment plan on the earlier of May 11, 2009, which is two years from the effective date of the Follow-on Offering, unless the offering is extended, or the date we sell all of the shares registered for sale under the distribution reinvestment plan, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the distribution reinvestment plan, the discontinuance or termination of the distribution reinvestment plan will adversely affect our ability to redeem shares under the share redemption program. We would notify stockholders of such developments (i) in the annual or quarterly reports mentioned above or (ii) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Follow-on Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

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

During the year ended December 31, 2007, we redeemed approximately 227,000 shares under our share redemption program, at an average price of $9.60. During the year ended December 31, 2006, we did not redeem any shares under our share redemption program. As of December 31, 2007 and 2006, the Company had issued approximately 2.1 million and approximately 371,000 shares of common stock under the DRIP, respectively, for proceeds of approximately $20.3 million and approximately $3.5 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares.

During the three-month period ended December 31, 2007, we redeemed shares as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
	Shares Redeemed	per Share	Programs	Programs

October 2007	94,796	$9.77	94,796	(1)
November 2007	—	—	—	(1)
December 2007	—	—	—	(1)

Total	94,796	$9.77	94,796	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

The following table shows the distributions we have declared during the years ended December 31, 2007, 2006 and 2005:

	Total	Distributions
	Distributions	Declared per	Return of	Ordinary
Year	Declared	Common Share	Capital	Income

2007	$41,549,545	$0.68	$0.40	$0.28
2006	$8,492,214	$0.64	$0.37	$0.27
2005	$195,209	$0.47	$—	$—

Use of Public Offering Proceeds

We registered 50,000,000 shares of our common stock in our Initial Offering (SEC File no. 333-121094, effective June 27, 2005), of which we registered 45,000,000 shares at $10.00 per share to be offered to the public and 5,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share. In November 2006, we filed an additional registration statement to increase the aggregate number of shares available in our primary offering to 49,390,000 and the aggregate number of shares available in our DRIP to 5,952,000. We terminated the Initial Offering on May 22, 2007. We registered 150,000,000 shares of our common stock in our ongoing Follow-on Offering (SEC File no. 333-138444, effective May 11, 2007), of which we registered 125,000,000 shares at $10.00 per share to be offered to the public and 25,000,000 shares offered to our investors pursuant to our DRIP. As of December 31, 2007, we had issued an aggregate of approximately 93,828,038 shares of common stock in our Initial and Follow-on Offerings, raising gross offering proceeds of approximately $936.5 million. From this amount, we paid approximately $34.4 million in acquisition fees to Cole Realty Advisors, approximately $78.9 million in selling commissions and dealer manager fees to Cole Capital (of which approximately $67.4 million was reallowed to third-party broker dealers), approximately $10.1 million in finance coordination fees to Cole Advisors II and approximately $8.4 million in organization and offering costs to Cole Advisors II. With the net offering proceeds and indebtedness, we acquired approximately $1.8 billion in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows. As of March 31, 2008, we had issued approximately 61.6 million shares in the Follow-on Offering at an aggregate gross offering price of approximately $615.5 million.

Unregistered Sale of Securities and Issuance of Stock Options

We issued 20,000 shares of our common stock to Cole Holdings Corporation (“Cole Holdings”) in connection with our inception in 2004 at $10.00 per share. On each of May 2, 2005, May 23, 2006 and August 15, 2007, we issued options to purchase 10,000 shares, respectively, of our common stock to our independent directors under our Independent Director Stock Option Plan. These shares and options were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

The following table provides information regarding our equity compensation plan as of December 31, 2007:

Weighted-Average
	Number of Securities to	Exercise Price of	Number of Securities
	be Issued Upon Exercise	Outstanding	Remaining Available for
	of Outstanding Options,	Options, Warrants	Future Issuance Under
Plan Category	Warrants and Rights	and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	30,000	$9.13	970,000
Equity compensation plans not approved by security holders	—	N/A	—

Total	30,000	$9.13	970,000

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements.

				From Inception
				(September 29,
	Year Ended	Year Ended	Year Ended	2004) through
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004

Balance Sheet Data:
Total investment in real estate assets, net	$1,794,352,512	$446,544,041	$91,618,285	$—
Investment in mortgages receivable, net	$87,099,624	$—	$—	$—
Cash and cash equivalents	$43,517,178	$37,566,490	$4,575,144	$200,000
Restricted cash	$14,032,616	$5,839,733	$1,813,804	$
Total assets	$1,967,697,834	$500,420,792	$98,809,838	$—
Mortgage notes payable	$1,055,681,538	$218,265,916	$66,804,041	$—
Notes payable to affiliates	$—	$—	$4,453,000	$—
Escrowed investor proceeds	$12,737,969	$5,710,730	$1,813,804	$—
Stockholders’ equity	$781,086,865	$266,236,497	$25,204,966	$200,000
Operating Data:
Total revenue	$89,842,150	$19,519,507	$741,669	$—
General and administrative	$2,011,322	$952,789	$156,252	$—
Property operating expenses	$6,466,677	$1,416,745	$—	$—
Property and asset management fees	$4,184,271	$936,977	$38,768	$—
Depreciation and amortization	$30,482,273	$6,469,366	$221,411	$—
Impairment of real estate assets	$5,400,000	$—	$—	$—
Operating Income	$41,297,607	$9,743,630	$325,238	$—
Interest expense	$39,075,748	$8,901,113	$467,386	$—
Net income (loss)	$4,480,017	$1,345,996	$(114,591)	$—
Funds from operations(1)	$40,362,290	$7,815,362	$106,820	$—
Cash Flow Data:
Cash flows provided by operations	$43,366,041	$7,861,475	$397,741	$—
Cash flows used in investing activities	$(1,364,777,444)	$(320,176,509)	$(93,640,753)	$—
Cash flows provided by financing activities	$1,327,362,091	$345,306,380	$97,618,156	$200,000
Per share data:
Net income (loss) — basic and diluted	$0.07	$0.10	$(0.28)	$—
Weighted average dividends declared	$0.68	$0.64	$0.47	$—
Weighted average shares outstanding — basic	60,929,996	13,275,635	411,909	—
Weighted average shares outstanding — diluted	60,931,316	13,275,635	411,909	—

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income (loss).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on September 26, 2005. We have no paid employees and are externally advised and managed by Cole Advisors II, an affiliate of ours. We intend to qualify, and currently qualify, as a real estate investment trust for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 92% and approximately 94% of total revenue during the years ended December 31, 2007 and 2006, respectively. As approximately 99% of our properties are under lease, with an average remaining lease term of approximately 14.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2007, the debt leverage ratio of our portfolio, which is the ratio of total gross real estate assets to mortgage notes payable, was approximately 52%, with approximately 11% of the debt, or approximately $114.8 million, subject to variable interest rates. As of March 31, 2008, we had repaid approximately $93.5 million of the debt subject to variable interest rates. The repayments of the debt subject to variable interest rates were made with proceeds from our Follow-on Offering. As we continue to raise capital under our Follow-on Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.

As of December 31, 2007, we owned 250 freestanding single-tenant retail properties, 69 freestanding single-tenant commercial properties, and 14 multi-tenant retail properties, which were approximately 99% leased. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 3 to our consolidated financial statements. During the years ended December 31, 2007 and 2006, we acquired 242 and 77 properties, respectively. During the year ended December 31, 2007, we also purchased two portfolios of mortgage notes receivable for an aggregate price of approximately $87.4 million, consisting of 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. See Note 6 to our consolidated financial statements. Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

The current mortgage lending and interest rate environment for real estate in general is uncertain. We may experience more stringent lending criteria, which may limit our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may not meet our underwriting criteria. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, utilizing short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock agreements, or any combination of those measures. We also may acquire a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a larger percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans, other than those discussed above or referred to in this annual report on Form 10-K.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class generally are as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. We have identified one property with impairment indicators for which the undiscounted future cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, we reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of $5.4 million during the year ended December 31, 2007. No impairment losses were recorded for the year ended December 31, 2006.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building).

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Investment in Direct Financing Leases

We evaluate the leases associated with our real estate properties in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). For the real estate property leases classified as direct financing leases, we account for the building portion of the property leases as direct financing leases and the land portion of these leases as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. We recognize income over the life of the lease to approximate a level rate of return on the net investment. We value residual values, which are reviewed quarterly, as estimated amounts we expect to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. We recognize write-downs of estimated residual value as permanent impairments in the current period.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans we acquired, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. We defer certain loan origination and commitment fees, net of certain origination costs, and amortize them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. We evaluate the collectibility of both interest and principal on each mortgage note receivable to determine whether it is impaired. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for either of the years ended December 31, 2007 and 2006.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental income in the period the related costs are incurred.

Income Taxes

We are taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on September 26, 2005.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

As of December 31, 2007, we owned 333 commercial properties, of which approximately 99% of the rentable space was leased, compared to 91 commercial properties at December 31, 2006. We also owned a portfolio of 69 mortgage notes receivable at December 31, 2007. We had no mortgage notes receivable at December 31, 2006. Accordingly, our results of operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006, reflect significant increases in all categories.

Revenue.  Revenue increased approximately $70.3 million, or approximately 360%, to approximately $89.8 million for the year ended December 31, 2007, compared to approximately $19.5 million for the year ended December 31, 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 92% and 94% of total revenues during the years ended December 31, 2007 and 2006, respectively.

Rental income increased approximately $64.1 million, or approximately 349%, to approximately $82.5 million for the year ended December 31, 2007, compared to approximately $18.4 million for the year ended December 31, 2006. The increase was primarily due to the acquisition of 242 new properties during the year ended December 31, 2007 and the ownership of the 77 properties acquired during the year ended December 31, 2006 for the full year in 2007. During the year ended December 31, 2007, we acquired 242 additional properties for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $5.2 million of tenant reimbursement income in 2007 compared to approximately $1.2 million in 2006.

During the year ended December 31, 2007, we acquired 13 properties that we accounted for as direct financing leases. We had no properties accounted for as direct financing leases at December 31, 2006. Earned income from direct financing leases was approximately $1.1 million for the year ended December 31, 2007, with no earned income from direct financing leases recorded for year ended December 31, 2006. See Note 3 to our consolidated audited financial statements accompanying this Annual Report on Form 10-K.

Interest income on mortgages receivable was approximately $1.1 million for the year ended December 31, 2007, with no mortgages receivable interest income recorded for the year ended December 31, 2006. We purchased approximately $87.4 million of mortgage notes receivable during the year ended December 31, 2007. We had no mortgage notes receivable at December 31, 2006. See Note 6 to our consolidated audited financial statements accompanying this Annual Report on Form 10-K.

General and Administrative Expenses.  General and administrative expenses increased approximately $1.0 million, or approximately 111%, to approximately $2.0 million for the year ended December 31, 2007, compared to approximately $953,000 for the year ended December 31, 2006. The increase was primarily due to increases in state franchise and income taxes due to the increase in the number of properties owned from 91 properties at December 31, 2006 to 333 properties at December 31, 2007. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, organizational costs, and other licenses and fees.

Property Operating Expenses.  Property operating expenses increased approximately $5.1 million, or approximately 356%, to approximately $6.5 million for the year ended December 31, 2007, compared to approximately $1.4 million for the year ended December 31, 2006. The increase was primarily due to the ownership of more properties during the year ended December 31, 2007 than in the year ended December 31, 2006, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including 10 additional multi-tenant shopping centers. At December 31, 2007, we owned 14 multi-tenant shopping centers compared to four at December 31, 2006. The primary property operating expense items are repairs and maintenance, property taxes, bad debt expense and insurance.

Property and Asset Management Fees.  Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the year ended December 31, 2007, we paid to our property manager a property management and leasing fee in an amount equal to 2% of gross revenues. In accordance with the property management agreement, we may pay Cole Realty Advisors (i) up to 2% of gross revenues from our single-tenant properties and (ii) up to 4% of gross revenues from our multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $3.2 million, or approximately 347%, to approximately $4.2 million for the year ended December 31, 2007, compared to approximately $937,000 for the year ended December 31, 2006. Property management fees increased approximately $1.2 million to approximately $1.6 million for the year ended December 31, 2007 from approximately $350,000 for the year ended December 31, 2006. The increase in property management fees was primarily due to an increase in rental income to approximately $82.5 million for the year ended December 31, 2007, from approximately $18.4 million for the year ended December 31, 2006, due to the acquisition of 242 new properties during the year ended December 31, 2007. Asset management fees increased approximately $2.0 million to approximately $2.6 million for the year ended December 31, 2007 from approximately $587,000 for the year ended December 31, 2006. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $1.2 billion during the year ended December 31, 2007 from approximately $272.5 million during the year ended December 31, 2006. The increase in aggregate book value is due to the acquisition of 242 new properties during the year ended December 31, 2007.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased approximately $24.0 million, or approximately 371%, to approximately $30.5 million for the year ended December 31, 2007, compared to approximately $6.5 million for the year ended December 31, 2006. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $1.2 billion at December 31, 2007 from approximately $272.5 million at December 31, 2006. The increase in aggregate book value was primarily due to the acquisition of 242 new properties during the year ended December 31, 2007

Impairment of Real Estate Assets.  Impairment on real estate assets was approximately $5.4 million for the year ended December 31, 2007, with no impairment loss recorded for the year ended December 31, 2006. The impairment was due to impairment losses recorded on one property during the year ended December 31, 2007, as discussed in Note 2 to our consolidated unaudited financial statements accompanying this Annual Report on Form 10-K.

Interest and Other Income.  Interest and other income increased approximately $1.8 million, or approximately 349%, to approximately $2.3 million for the year ended December 31, 2007, compared to approximately $503,000 for the year ended December 31, 2006. Interest income increased approximately $1.3 million, or approximately 253%, to approximately $1.8 million for the year ended December 31, 2007, compared to approximately $503,000 for the year ended December 31, 2006. The increase was primarily due to higher uninvested cash during the year ended December 31, 2007, compared to the year ended December 31, 2006 due to increased proceeds from the Initial Offering and Follow-on Offering. Cash and cash equivalents was approximately $43.5 million at December 31, 2007 compared to approximately $37.6 million at December 31, 2006. Other income consists of the net gain on disposal of rate locks of approximately $478,000 for the year ended December 31, 2007. On August 10, 2007, we elected to terminate our rate lock agreements, as discussed in Note 9 to our consolidated audited financial statements accompanying this Annual Report on Form 10-K. No other income was recorded for the year ended December 31, 2006.

Interest Expense.  Interest expense increased approximately $30.2 million, or approximately 339%, to approximately $39.1 million for the year ended December 31, 2007, compared to approximately $8.9 million for the year ended December 31, 2006. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the year ended December 31, 2007 to approximately $637.0 million from approximately $142.5 million during the year ended December 31, 2006. The increase in average mortgage notes payable was due to our acquisition of 105 new debt agreements during the year ended December 31, 2007.

Our property acquisitions during the year ended December 31, 2007, were financed in part with short-term and long-term notes payable as discussed in Note 6 to our consolidated unaudited financial statements accompanying this Annual Report on Form 10-K. We expect that our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of our borrowings, and the opportunity to acquire real estate assets that meet our investment objectives.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

As of December 31, 2006, we owned 91 commercial properties compared to 14 commercial properties at December 31, 2005, all of which were 100% leased. Accordingly, our results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 reflect significant increases in all categories.

Revenue.  Rental income increased approximately $17.6 million, or approximately 2,375%, to approximately $18.4 million for the year ended December 31, 2006 compared to approximately $742,000 for the year ended December 31, 2005. The increase was primarily due to our acquisition of 77 new properties during the year ended December 31, 2006 and the recording of rental income for the 14 properties acquired during 2005 for 12 months during the year ended December 31, 2006, compared to three months, or less, during the year ended December 31, 2005. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 94% and approximately 100% of total revenues during the years ended December 31, 2006 and 2005, respectively. During 2006, we acquired certain properties for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $1.2 million of tenant reimbursement income for the year ended December 31, 2006 compared to no amounts for the year ended December 31, 2005.

General and Administrative Expenses.  General and administrative expenses increased approximately $797,000, or approximately 510%, to approximately $953,000 for the year ended December 31, 2006, compared to approximately $156,000 for the year ended December 31, 2005. The increase was primarily due to increases in legal and accounting fees, primarily due to our increase in assets and operations and a full year of Securities and Exchange Commission reporting obligations in the year ended December 31, 2006, compared to six months in the year ended December 31, 2005, and increases in state franchise and income taxes due to the increase in the number of properties owned from 14 properties at December 31, 2005 to 91 properties at December 31, 2006. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, and other licenses and fees.

Property Operating Expenses.  Property operating expenses were approximately $1.4 million for the year ended December 31, 2006, with no property operating expenses recorded for the year ended December 31, 2005. The increase was primarily due to the acquisition of certain properties subsequent to December 31, 2005, for which we initially paid certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. At December 31, 2005, our portfolio consisted solely of properties in which each tenant paid substantially all expenses directly. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees.  Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to 1/12 of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our advisor, we are required to pay to our advisor a property management and leasing fee in an amount equal to 2.0% of gross revenues for determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $898,000, or approximately 2,317% to approximately $937,000 for the year ended December 31, 2006 compared to approximately $39,000 for the year ended December 31, 2005. Property management fees increased approximately $336,000 to approximately $350,000 for the year ended December 31, 2006 from approximately $14,000 for the year ended December 31, 2005. The increase in property management fees was primarily due to an increase in rental income to approximately $18.4 million for the year ended December 31, 2006 from approximately $742,000 for the year ended December 31, 2005. Asset management fees increased approximately $562,000 to approximately $587,000 for the year ended December 31, 2006 from approximately $25,000 for the year ended December 31, 2005. The increase in asset management fees was primarily due to an increase in the aggregate book value of properties owned to approximately $272.5 million at December 31, 2006 from approximately $45.8 million at December 31, 2005.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased approximately $6.3 million, or approximately 2,822%, to approximately $6.5 million for the year ended December 31, 2006 compared to approximately $221,000 for the year ended December 31, 2005. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $272.5 million at December 31, 2006 from approximately $45.8 million at December 31, 2005 and the recording of depreciation and amortization for 12 months during the year ended December 31, 2006 compared to three months during the year ended December 31, 2005. The increase in aggregate book value is due to the acquisition of 77 new properties during the year ended December 31, 2006 and the ownership of the 14 properties acquired during the year ended December 31, 2005 for a full year in the year ended December 31, 2006.

Interest and Other Income.  Interest income increased approximately $475,000, or approximately 1,727%, to approximately $503,000 for the year ended December 31, 2006 compared to approximately $28,000 for the year ended December 31, 2005. The increase was primarily due to having higher uninvested cash throughout the year due to proceeds from the Initial Offering. Cash and cash equivalents was approximately $37.6 million at December 31, 2006 compared to approximately $4.6 million at December 31, 2005.

Interest Expense.  Interest expense increased approximately $8.4 million, or approximately 1,804%, to approximately $8.9 million for the year ended December 31, 2006 compared to approximately $467,000 for the year ended December 31, 2005. The increase was primarily due to an increase in the average mortgage notes payable outstanding during 2006 to approximately $142.5 million from approximately $33.4 million during 2005 and the recording of interest expense for 12 months during the year ended December 31, 2006 compared to four months during the year ended December 31, 2005. The increase in average mortgage notes payable was primarily due to the acquisition of 77 new properties during the year ended December 31, 2006 and the ownership of the 14 properties acquired during the year ended December 31, 2005 for a full year in the year ended December 31, 2006.

Portfolio Information

Real Estate Portfolio

As of December 31, 2007, we owned 333 properties located in 43 states and the U.S. Virgin Islands, the gross rentable space of which was approximately 99% leased with an average lease term remaining of approximately 14.6 years. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 3 to our consolidated financial statements accompanying this Annual Report on Form 10-K.

As of December 31, 2007, our five highest geographic concentrations were as follows:

				Percentage of 2007
	Total Number	Rentable	2007 Annualized	Annualized Gross
Location	of Properties	Square Feet	Gross Base Rents	Base Rent

Texas	37	2,971,410	$21,478,871	16%
Illinois	15	1,561,408	17,668,130	13%
Ohio	55	485,004	10,343,761	8%
Georgia	27	285,079	6,174,133	5%
Nevada	1	138,558	5,921,959	5%

	135	5,441,459	$61,586,854	47%

As of December 31, 2007, our five highest tenant industry concentrations were as follows:

				Percentage of 2007
	Total Number	Rentable	2007 Annualized	Annualized Gross
Industry	of Leases	Square Feet	Gross Base Rent	Base Rent

Drugstore	67	879,666	$20,129,282	15%
Specialty retail	101	1,648,755	18,212,397	14%
Sporting goods	14	2,144,776	14,287,476	11%
Convenience stores	84	277,478	11,832,533	9%
Restaurant	59	313,569	10,215,372	8%

	325	5,264,244	$74,677,060	57%

As of December 31, 2007, our five highest tenant concentrations were as follows:

			Percentage of 2007
	Total Number	2007 Annualized	Annualized Gross
Tenant	of Leases	Gross Base Rent	Base Rent

Academy Sports — sporting goods	8	$11,231,925	8%
Circle K — convenience store	83	10,819,415	8%
Walgreens — drug store	31	10,227,145	8%
Station Casinos — gaming	1	5,921,959	4%
Applebee’s — restaurant	22	5,323,351	4%

	145	$43,523,795	32%

For more information on our portfolio diversification and statistics, see “Item 2 — Properties” above.

Mortgage Notes Receivable Portfolio

During the year ended December 31, 2007, the Company acquired two portfolios of mortgage notes receivable for an aggregate purchase price of approximately $87.4 million consisting of 69 mortgage notes receivable, secured by 23 restaurant properties leased to Cracker Barrel Old Country Store, 20 restaurant properties leased to KFC, and 26 retail properties leased to O’Reilly Auto Parts.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales or impairment of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO is presented in the following table for the period ended as indicated:

	Year Ended
		December 31,	December 31,
	December 31, 2007	2006	2005

Net income (loss)	$4,480,017	$1,345,996	$(114,591)
Add:
Depreciation of real estate assets	20,460,219	4,396,460	151,472
Amortization of lease related costs	10,022,054	2,072,906	69,939
Impairment on real estate assets	5,400,000	—	—

FFO	$40,362,290	$7,815,362	$106,820

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $4.4 million, approximately $790,000, and approximately $34,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

•	Net income includes a net gain on disposal of rate lock of approximately $478,000 for the year ended December 31, 2007. No gain on disposal of rate lock was recorded for the years ended December 31, 2006 and 2005. See Note 9 to our consolidated audited financial statements accompanying this Annual Report on Form 10-K.

•	Amortization of deferred financing costs totaled approximately $1.9 million, approximately $548,000 and approximately $18,000 during the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured or unsecured financings to complete future property acquisitions. As of December 31, 2007, we had received and accepted subscriptions for 93,828,038 shares of common stock in our Initial Offering and Follow-on Offering for gross proceeds of approximately $936.5 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering, as well as, secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. In addition, we may obtain a secured or unsecured revolving line of credit. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 9.2% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.2% used to pay acquisition and advisory fees and acquisition expenses. Our advisor pays the offering and organizational costs associated with the sale of our common stock, which we reimburse up to 1.5% of the capital raised by us in connection with our offering of shares of common stock. As of December 31, 2007, Cole Advisors II had paid approximately $8.4 million of offering and organization costs since the inception of the Initial Offering and we had reimbursed our advisor for all such costs, of which approximately $59,000 was expensed as organizational costs.

During the period from January 1, 2008 to March 31, 2008, we completed the acquisition of 41 single-tenant properties and two multi-tenant properties in separate transactions for an aggregate purchase price of approximately $261.0 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Initial Offering and Follow-on Offering and approximately $144.9 million in aggregate proceeds from six loans.

On January 8, 2008, our board of directors declared a daily distribution of $0.00191781 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2008 and ending on March 31, 2008. The distributions for the period commencing on January 1, 2008 and ending on January 31, 2008 were paid in February 2008 and totaled approximately $5.8 million, of which approximately $3.2 million was reinvested in shares through our distribution reinvestment program. The distributions for the period commencing on February 1, 2008 and ending on February 29, 2008 were paid in March 2008 and totaled approximately $5.8 million, of which approximately $3.2 million was reinvested in shares through our distribution reinvestment program.

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

As of December 31, 2007, we had cash and cash equivalents of approximately $43.5 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

As of December 31, 2007, we had approximately $1.1 billion of debt outstanding, consisting of approximately $940.9 million in fixed rate, term mortgage loans, approximately $43.5 million in variable rate term mortgage loans, and approximately $71.3 million in variable rate loans secured by our mortgage notes receivable. The weighted average interest rate at December 31, 2007, under the fixed rate term mortgage loans was approximately 5.85%, the variable rate term mortgage interest rate is stated at LIBOR plus 1.5% to 2.0%, and the variable rate loans secured by mortgage notes receivable interest rate is stated at LIBOR plus 2.0% to 2.75%. Additionally the ratio of debt to total gross assets was approximately 52% and the weighted average years to maturity was approximately 7.34 years.

Our contractual obligations as of December 31, 2007 were as follows:

		Payments Due by Period(2)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Principal payments — fixed rate debt	$940,914,150	$10,529,965	$59,140,128	$47,207,063	$824,036,994
Interest payments — fixed rate debt	481,745,169	56,353,808	162,688,293	99,649,042	163,054,026
Principal payments — variable rate debt	114,767,388	114,767,388	—	—	—
Interest payments — variable rate debt(1)	2,508,224	2,508,224	—	—	—

Total	$1,539,934,931	$184,159,385	$221,828,421	$146,856,105	$987,091,020

(1)	Rates ranging from 6.84% to 8.09% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of December 31, 2007.

(2)	Principal paydown amounts are included in payments due by period amounts.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair market value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the quarter ended March 31, 2006, the independent directors approved borrowings that caused our leverage ratio at certain times to exceed the 60% limitation. The independent directors believed such borrowing levels were justified for the following reasons:

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

Cash Flow Analysis

Year ended December 31, 2007 Compared to the Year ended December 31, 2006

Operating Activities

Net cash provided by operating activities increased approximately $35.5 million, or approximately 452%, to approximately $43.4 million for the year ended December 31, 2007, compared to net cash provided by operating activities of approximately $7.9 million for the year ended December 31, 2006. The increase was primarily due to an increase in net income of approximately $3.1 million, increases in depreciation and amortization expenses totaling approximately $24.5 million, an impairment of real estate assets of approximately $5.4 million and an increase in accounts payable and accrued expenses of approximately $4.0 million, offset by an increase in rents and tenant receivables of approximately $3.3 million for the year ended December 31, 2007. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities

Net cash used in investing activities increased approximately $1.0 billion, or approximately 326%, to approximately $1.4 billion for the year ended December 31, 2007, compared to net cash used in investing activities of approximately $320.2 million for the year ended December 31, 2006. The increase was primarily due to the acquisition of 242 real estate properties during the year ended December 31, 2007 compared to the acquisition of 77 properties during the year ended December 31, 2006, and we acquired approximately $87.4 million of mortgage notes receivable using cash of approximately $51.1 million and mortgage notes payable obtained from the seller of approximately $36.3 million.

Financing Activities

Net cash provided by financing activities increased approximately $982.1 million, or approximately 284%, to approximately $1.3 billion for the year ended December 31, 2007, compared to net cash provided by financing activities of approximately $345.3 million for the year ended December 31, 2006. The increase was primarily due to an increase in aggregate net proceeds from the issuance of common stock in the Initial Offering and the Follow-on Offering of approximately $335.1 million, an increase in proceeds from the issuance of mortgage and affiliate notes of approximately $686.3 million, and a decrease in repayments of mortgage and affiliate notes payable of approximately $10.5 million, offset by an increase in distributions to investors of approximately $13.9 million, an increase in offering costs on issuance of common stock of approximately $31.4 million and an increase in deferred financing costs paid of approximately $15.6 million. The increase in proceeds from issuance of mortgage and affiliate notes payable was due to our issuance of 105 new mortgages during the year ended December 31, 2007, compared to 46 new mortgages during the year ended December 31, 2006. Also, we borrowed approximately $72.2 million from our revolving mortgage notes payable.

Year ended December 31, 2006 Compared to the Year ended December 31, 2005

Operating Activities

Net cash provided by operating activities increased approximately $7.5 million, or approximately 1,877%, to approximately $7.9 million for the year ended December 31, 2006, compared to net cash provided by operating activities of approximately $398,000 for the year ended December 31, 2005. The increase was primarily due to net income for the period of approximately $1.3 million and depreciation and amortization expenses totaling approximately $7.0 million offset by increases in rents and tenant receivables of approximately $2.4 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities

Net cash used in investing activities increased approximately $226.6 million, or approximately 242%, to approximately $320.2 million for the year ended December 31, 2006, compared to net cash used in investing activities of approximately $93.6 million for the year ended December 31, 2005. The increase was primarily due to the acquisition of 77 real estate properties during the year ended December 31, 2006 compared to the acquisition of 14 properties during the year ended December 31, 2005, and an approximately $2.2 million increase in restricted cash, due to an increase cash held in escrow pending the issuance of shares to investors.

Financing Activities

Net cash provided by financing activities increased approximately $247.7 million, or approximately 254%, to approximately $345.3 million for the year ended December 31, 2006, compared to net cash provided by financing activities of approximately $97.6 million for the year ended December 31, 2005. The increase was primarily due to an increase in net proceeds from the issuance of common stock in the Initial Offering of approximately $222.8 million and an increase in proceeds from the issuance of mortgage and affiliate notes of approximately $93.9 million, offset by an increase in repayments of mortgage and affiliate notes payable of approximately $63.5 million. The increase in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of 59 new mortgages during the year ended December 31, 2006 compared to nine new mortgages during the year ended December 31, 2005. The increase in repayments of mortgage and affiliate notes payable was due to the repayment of short-term variable rate debt at its maturity during the year ended

December 31, 2006 and the repayment of approximately $4.5 million of affiliate notes payable during the year ended December 31, 2006.

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

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

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

Subsequent Events

Certain events subsequent to December 31, 2007 through March 31, 2008, including the sale of shares of common stock, the acquisition of 43 properties and the attainment of additional mortgage financing are discussed in Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements.

Off Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off balance sheet arrangements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the year ended December 31, 2007, we entered into interest rate lock agreements with various lenders to lock interest rates ranging from 5.49% to 6.69% for up to approximately $647.8 million in borrowings. As of December 31, 2007, we had no available borrowings under the interest rate lock agreements and no rate lock deposits outstanding.

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2007, our consolidated debt consisted of the following, with scheduled maturities:

	2008	2009	2010	2011	2012	Thereafter

Maturing debt
Variable rate debt	$114,767,388	$—	$—	$—	$—	$—
Fixed rate debt	$10,529,965	$1,069,917	$17,808,720	$40,261,492	$45,286,607	$825,957,449
Average interest rate on debt
Variable rate debt	Libor + 2.32%	—	—	—	—	—
Fixed rate debt	5.15%	—	5.59%	5.77%	5.51%	5.88%

Approximately $940.9 million of our total debt outstanding as of December 31, 2007 was subject to fixed rates, with a weighted average interest rate of approximately 5.85% and expiration dates ranging from 2008 to 2018. A change in the market interest rate would impact the net financial instrument position of our fixed rate debt portfolio, but would have no impact on interest incurred or cash flows.

As of December 31, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $1.1 million per year.

We do not have any foreign operations or assets. As a result, we are not exposed to fluctuations in foreign currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2007.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(e) and 15d-15(e) of the Exchange Act we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act)

as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective, in all material respects, to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Cole Credit Property Trust II, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a — 15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of Cole Credit Property Trust II, Inc.’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that Cole Credit Property Trust II, Inc.’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported as such.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2008 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2008 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2008 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The list of the financial statements contained herein is set forth on page F-1 hereof.

2. Financial Statement Schedules —

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page S-1 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-2 hereof.

Schedule IV — Mortgage Loans on Real Estate Assets is set forth beginning on page S-20 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2008.

Cole Credit Property Trust II, Inc.

By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2008

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 31, 2008

/s/ ELIZABETH L. WATSON Elizabeth L. Watson	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cole Credit Property Trust II, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 31, 2008

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS:
Investment in real estate assets:
Land	$412,947,887	$109,506,269
Buildings and improvements, less accumulated depreciation of $24,075,228 and $4,547,932 at December 31, 2007 and 2006, respectively	1,090,362,000	282,468,749
Real estate assets under direct financing leases, less unearned income of $17,297,642 at December 31, 2007	39,260,183	—
Acquired intangible lease assets, less accumulated amortization of $12,925,668 and $2,251,172 at December 31, 2007 and 2006, respectively	228,790,968	54,569,023
Real estate assets held for sale, less accumulated depreciation and accumulated amortization of $1,103,519 at December 31, 2007	22,991,474	—

Total investment in real estate assets	1,794,352,512	446,544,041
Investment in mortgage notes receivable, less accumulated amortization of $78,916 at December 31, 2007	87,099,624	—
Cash and cash equivalents	43,517,178	37,566,490
Restricted cash	14,032,616	5,839,733
Rents and tenant receivables, less allowance for doubtful accounts of $521,615 and $75,000 at December 31, 2007 and 2006, respectively	8,098,152	2,432,536
Prepaid expenses, mortgage loan deposits and other assets	1,144,864	4,248,973
Deferred financing costs, less accumulated amortization of $2,163,027 and $565,946 at December 31, 2007 and 2006, respectively	19,452,888	3,789,019

Total assets	$1,967,697,834	$500,420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$1,037,981,538	$218,265,916
Mortgage notes payable associated with assets held for sale	17,700,000	—
Accounts payable and accrued expenses	7,776,943	2,016,343
Escrowed investor proceeds	12,737,969	5,710,730
Due to affiliates	1,504,849	67,608
Acquired below market lease intangibles, less accumulated amortization of $2,083,475 and $96,484 at December 31, 2007 and 2006, respectively	80,031,916	2,649,374
Distributions payable	5,434,275	1,612,094
Deferred rent and other liabilities	1,783,620	340,974

Total liabilities	1,164,951,110	230,663,039

Redeemable common stock	21,659,859	3,521,256

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 93,621,094 and 30,691,204 shares issued and outstanding at December 31, 2007 and 2006, respectively	936,211	306,912
Capital in excess of par value	824,676,200	273,385,603
Accumulated distributions in excess of earnings	(44,525,546)	(7,456,018)

Total stockholders’ equity	781,086,865	266,236,497

Total liabilities and stockholders’ equity	$1,967,697,834	$500,420,792

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

Revenues:
Rental and other income	$82,491,639	$18,357,174	$741,669
Tenant reimbursement income	5,161,162	1,162,333	—
Earned income from direct financing leases	1,075,412	—	—
Interest income on mortgages receivable	1,113,937	—	—

Total revenue	89,842,150	19,519,507	741,669

Expenses:
General and administrative	2,011,322	952,789	156,252
Property operating expenses	6,466,677	1,416,745	—
Property and asset management fees	4,184,271	936,977	38,768
Depreciation	20,460,219	4,396,460	151,472
Amortization	10,022,054	2,072,906	69,939
Impairment of real estate assets	5,400,000	—	—

Total operating expenses	48,544,543	9,775,877	416,431

Operating income	41,297,607	9,743,630	325,238

Other income (expense):
Interest and other income	2,258,158	503,479	27,557
Interest expense	(39,075,748)	(8,901,113)	(467,386)

Total other expense	(36,817,590)	(8,397,634)	(439,829)

Net income (loss)	$4,480,017	$1,345,996	$(114,591)

Net income (loss) per common share:
Basic and diluted	$0.07	$0.10	$(0.28)

Weighted average number of common shares outstanding:
Basic	60,929,996	13,275,635	411,909

Diluted	60,931,316	13,275,635	411,909

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated	Total
	Number of		Capital in Excess	Distributions in	Stockholders’
	Shares	Par Value	of Par Value	Excess of Earnings	Equity

Balance, December 31, 2004	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	2,812,387	28,124	28,080,997	—	28,109,121
Distributions	—	—	—	(195,209)	(195,209)
Commissions on stock sales and related dealer manager fees	—	—	(2,375,780)	—	(2,375,780)
Other offering costs	—	—	(418,575)	—	(418,575)
Net loss	—	—	—	(114,591)	(114,591)

Balance, December 31, 2005	2,832,387	28,324	25,486,442	(309,800)	25,204,966
Issuance of common stock	27,858,817	278,588	277,953,219	—	278,231,807
Distributions	—	—	—	(8,492,214)	(8,492,214)
Commissions on stock sales and related dealer manager fees	—	—	(23,254,138)	—	(23,254,138)
Other offering costs	—	—	(3,332,577)	—	(3,332,577)
Stock compensation expense	—		53,913		53,913
Redeemable common stock	—	—	(3,521,256)	—	(3,521,256)
Net income	—	—	—	1,345,996	1,345,996

Balance, December 31, 2006	30,691,204	306,912	273,385,603	(7,456,018)	266,236,497
Issuance of common stock	63,156,834	631,568	629,526,228	—	630,157,796
Distributions	—	—	—	(41,549,545)	(41,549,545)
Commissions on stock sales and related dealer manager fees	—	—	(53,346,277)	—	(53,346,277)
Other offering costs	—	—	(4,599,965)	—	(4,599,965)
Redemptions of common stock	(226,944)	(2,269)	(2,176,280)	—	(2,178,549)
Stock compensation expense	—	—	25,494	—	25,494
Redeemable common stock	—	—	(18,138,603)	—	(18,138,603)
Net income	—	—	—	4,480,017	4,480,017

Balance, December 31, 2007	93,621,094	$936,211	$824,676,200	$(44,525,546)	$781,086,865

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$4,480,017	$1,345,996	$(114,591)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,460,219	4,396,460	151,472
Amortization	11,000,568	2,630,841	89,793
Amortization of premiums on mortgage notes receivable	78,916	—	—
Stock compensation expense	25,494	53,913	—
Impairment of real estate assets	5,400,000	—	—
Net gain on disposal of rate lock deposits	(478,397)	—	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	267,344	—	—
Rents and tenant receivables, net of allowance	(5,665,616)	(2,396,534)	(36,001)
Prepaid expenses and other assets	(842,991)	(269,945)	(11,928)
Accounts payable and accrued expenses	5,760,600	1,733,546	282,797
Deferred rent and other liabilities	2,879,887	367,198	36,199

Net cash provided by operating activities	43,366,041	7,861,475	397,741

Cash flows from investing activities:
Investment in real estate and related assets	(1,155,146,198)	(278,576,503)	(81,344,139)
Investment in real estate under direct financing leases	(39,527,527)	—	—
Acquired intangible lease assets	(190,400,789)	(40,305,246)	(10,497,499)
Acquired below market lease intangibles	79,378,155	2,731,169	14,689
Investment in mortgage notes receivable	(51,120,374)	—	—
Collection of mortgage loans receivable	232,172	—	—
Restricted cash	(8,192,883)	(4,025,929)	(1,813,804)

Net cash used in investing activities	(1,364,777,444)	(320,176,509)	(93,640,753)

Cash flows from financing activities:
Proceeds from issuance of common stock	609,840,644	274,710,551	28,109,121
Offering costs on issuance of common stock	(57,946,242)	(26,586,715)	(2,789,170)
Redemptions of common stock	(2,178,549)	—	—
Distributions to investors	(17,410,212)	(3,554,073)	—
Proceeds from mortgage and affiliate notes payable	855,019,450	168,764,469	72,084,404
Repayment of mortgage and affiliate notes payable	(53,894,166)	(64,375,352)	(827,363)
Refund of loan deposits	16,333,592	1,936,000	—
Payment of loan deposits	(12,386,492)	(5,903,100)	—
Proceeds from rate lock termination	2,162,197	—	—
Escrowed investor proceeds liability	7,027,239	3,896,925	1,813,804
Deferred financing costs paid	(19,205,370)	(3,582,325)	(772,640)

Net cash provided by financing activities	1,327,362,091	345,306,380	97,618,156

Net increase in cash and cash equivalents	5,950,688	32,991,346	4,375,144
Cash and cash equivalents, beginning of year	37,566,490	4,575,144	200,000

Cash and cash equivalents, end of year	$43,517,178	$37,566,490	$4,575,144

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$5,434,275	$1,612,094	$195,209

Mortgage notes assumed in real estate acquisitions	$—	$42,619,758	$—

Mortgage notes payable from seller of mortgages receivable	$36,290,338	$—	$—

Common stock issued through distribution reinvestment plan	$20,317,152	$3,521,256	$—

Commissions and dealer manager fees due to affiliate	$—	$—	$5,185

Supplemental Cash Flow Disclosures:
Interest paid	$34,319,865	$7,981,952	$223,183

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

At December 31, 2007, the Company owned 333 properties comprising approximately 11.3 million square feet of single and multi-tenant commercial space located in 43 states and the U.S. Virgin Islands. At December 31, 2007, the rentable space at these properties was approximately 99% leased. As of December 31, 2007, the Company also owned 69 mortgage notes receivable, aggregating approximately $87.1 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.

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

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”) (collectively with the Initial Offering, the “Offerings”). The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the Company’s DRIP. As of December 31, 2007, the Company had accepted subscriptions for 38,989,723 shares of its common stock in the Follow-on Offering, resulting in gross proceeds to the Company of approximately $389.1 million. Combined with the gross proceeds from the Initial Offering, the Company had aggregate gross proceeds from its offerings of approximately $936.5 million as of December 31, 2007, before offering costs, selling commissions, and dealer management fees of approximately $87.3 million. As of December 31, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, the Company had received approximately $1.2 billion in gross offering proceeds through the issuance of 116,473,675 shares of its common stock in its offerings. As of March 31, 2008, approximately $659.3 million in shares (65.9 million shares) remained available for sale to the public, exclusive of shares available under the DRIP.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. The Company has identified one property with impairment indicators for which the undiscounted future cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reduced the carrying value of the real estate and related

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets to their estimated fair value and recorded an impairment loss of $5.4 million during the year ended December 31, 2007. No impairment losses were recorded for the year ended December 31, 2006.

When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building).

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases.

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

Real Estate Assets Held for Sale

As of December 31, 2007, the Company had one single-tenant commercial property classified as held for sale. The Company continually monitors the performance of its properties, including their demographics, potential current capital appreciation, and tenants and may identify properties to dispose based on such performance characteristics. During the quarter ended September 30, 2007, the Company identified one property based on such performance characteristics that it elected to market for sale. Therefore, as of September 30, 2007, the Company reclassified its consolidated statements of operations to reflect income and expenses for the property held for sale as discontinued operations and reclassified its consolidated balance sheets to reflect assets related to such property as held for sale.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 1, 2008, the property’s tenant filed for Chapter 11 bankruptcy protection and, as a result, the Company elected to no longer market the property for sale. Accordingly, the Company no longer classified the property as a discontinued operation within its consolidated statements of operations or its consolidated balance sheets at December 31, 2007. At December 31, 2007, no adjustment of the property’s carrying value has been recorded as the book value of the property held for sale did not exceed its estimated fair value. The Company continues to evaluate the potential impact of the tenant’s bankruptcy on the property’s future operating results and its carrying value.

Investment in Direct Financing Leases

The Company evaluates the leases associated with its real estate properties in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for either of the years ended December 31, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash is escrowed investor proceeds of approximately $12.7 million and approximately $5.7 million of offering proceeds for which shares of common stock had not been issued as of December 31, 2007 and 2006,

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Restricted cash also includes approximately $728,000 and $0 as of December 31, 2007 and 2006, which is restricted to fund capital expenditures for the Company’s real estate investment properties.

Rents and Tenant Receivables

Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. See “Revenue Recognition” below. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the years ended December 31, 2007, 2006 and 2005, was approximately $1.9 million, approximately $548,000 and approximately $18,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

Income Taxes

The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2007, the Company had cash on deposit in three financial institutions, which was approximately $43.3 million, approximately $12.6 million and approximately $33,000, respectively, in excess

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2007, no single tenant accounted for more than 10% of the Company’s gross annualized base rental revenues. Tenants in the drugstore, specialty retail, and sporting goods industries comprise approximately 15%, approximately 14%, and approximately 11%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2007. As of December 31, 2006, no single tenant accounted for more than 10% of the Company’s gross annualized base rental revenues. Tenants in the drugstore, specialty retail and automotive supply industries comprise approximately 25%, approximately 12% and approximately 11%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2006. Additionally, the Company has certain geographic concentration in our property holdings. In particular, as of December 31, 2007, 37 of the Company’s properties were located in Texas and 15 of the Company’s properties were located in Illinois, accounting for approximately 16% and approximately 13% of Company’s 2007 gross annualized base rental revenues, respectively. As of December 31, 2006, nine of the Company’s properties were located in Texas and five of the Company’s properties were located in Kansas, accounting for approximately 11% and approximately 9% of the Company’s 2006 gross annualized base rental revenues, respectively.

Offering and Related Costs

Cole Advisors II funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. As of December 31, 2007 and 2006, Cole Advisors II had incurred organization and offering costs of approximately $4.6 million and approximately $3.8 million, respectively, on behalf of the Company, of which, all were reimbursable by the Company. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed as incurred. No organization costs were expensed during the year ended December 31, 2007 and approximately $57,000 of organization costs was expensed during the year ended December 31, 2006.

Due to Affiliates

As of December 31, 2007, the amount due to affiliates primarily consisted of approximately $743,000 due to Cole Realty Advisors for acquisition fees incurred, approximately $350,000 due to Cole Advisors II for finance coordination fees incurred, and approximately $383,000 due to Cole Advisors II for offering costs incurred. As of December 31, 2006, due to affiliates consisted of approximately $47,000 due to Cole Advisors II for reimbursement of organization and offering costs and approximately $20,000 due to an affiliate of Cole Advisors II for reimbursement of certain loan costs.

Stockholders’ Equity

As of each of December 31, 2007 and 2006 the Company was authorized to issue 240,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend its terms without obtaining stockholder approval.

The par value of investor proceeds raised from the Offerings is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised from the DRIP. In accordance with Accounting Series Release

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for the proceeds received from its DRIP outside of permanent equity for future redemption of shares. During the years ended December 31, 2007 and 2006, proceeds of approximately $20.3 million and approximately $3.5 million were received from the DRIP, respectively, were recorded as redeemable common stock in the respective consolidated balance sheets. As of December 31, 2007, the Company had redeemed 226,944 shares under its share redemption program. As of December 31, 2006, the Company had redeemed no shares under its share redemption program.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of all potentially dilutive share equivalents, including outstanding employee stock options. See Note 13.

Stock Options

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the 2004 Independent Directors Stock Option Plan (“IDSOP”) (see Note 13), based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated. As of December 31, 2007, there were 30,000 stock options outstanding under the IDSOP at a weighted average exercise price of $9.13 per share. As of December 31, 2006, there were 20,000 stock options outstanding under the IDSOP at a weighted average exercise price of $9.15 per share

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has two operating segments, (i) commercial properties and (ii) mortgage notes receivable. Commercial properties consist of activities related to investing in real estate including retail, office, and distribution properties. The Company’s commercial properties generate rental revenue and other income through the leasing of the properties, which comprised 98.7%, 100% and 100% of the Company’s total consolidated revenues the years ended December 31, 2007, 2006 and 2005, respectively. Although the Company’s commercial properties are geographically diversified throughout the United States, management evaluates operating performance on an individual property level, therefore the Company’s properties have been aggregated into one reportable segment. In addition, the Company has not presented separate financial information for the investment in mortgages receivable because its results of operations are not material to the Company’s consolidated financial statements as a whole. For the year ended December 31, 2007, the interest income from investment in mortgage notes receivable accounted for 1.2% of the consolidated revenue. For the year ended December 31, 2007, net income from investment in mortgage notes receivable accounted for 3.8% of consolidated net income. Mortgage notes receivable, net of related notes payable accounted for less than 1% of consolidated assets as of December 31, 2007. There were no mortgages receivable, or related interest income, recorded during the year ended December 31, 2006.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2007 and 2006.

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

During January 2008, our board of directors declared a daily distribution of $0.00191781 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2008 and ending on March 31, 2008. The monthly distributions were calculated to be equivalent to an annualized distribution of seven percent (7.0%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2007, the Company had distributions payable of approximately $5.4 million. The distributions were paid in January 2007, of which approximately $3.0 million was reinvested in shares through our distribution reinvestment program.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS No. 157. The Company has not determined what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date. The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date of the financial instrument is initially recognized. SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The Company did not choose to take the fair value election allowed by the standard.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value include in earnings. In October 2007, the FASB indefinitely deferred the provisions of SOP 07-1.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51” (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, January 1, 2009 for the Company, noncontrolling interest will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income. The provisions of this standard are applied retrospectively upon adoption. The Company is currently evaluating the impact of adopting SFAS No. 160 on the consolidated financial statements; however, the Company does not expect it to have a material impact on the consolidated results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measurers the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after December 15, 2008. The Company has not determined what impact, if any, the adoption of SFAS No. 141 (R) will have on its consolidated financial statements.

NOTE 3 — INVESTMENT IN DIRECT FINANCING LEASES

The Company evaluates the leases associated with its real estate properties in accordance with SFAS 13. For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period. There were no write-downs recognized during the years ended December 31, 2007 and 2006.

The components of investment in direct financing leases as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006

Minimum lease payments receivable	$26,862,088	$—
Estimated residual value of leased assets	29,695,737	—
Deferred incremental direct costs	—	—
Unearned income	(17,297,642)	—

Total	$39,260,183	$—

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of minimum lease future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2007 is as follows:

Amount

Year ending December 31:
2008	$2,814,172
2009	2,821,326
2010	2,847,953
2011	2,885,052
2012	2,936,275
Thereafter	12,557,310

Total	$26,862,088

NOTE 4 — REAL ESTATE ACQUISITIONS

During the year ended December 31, 2007, the Company acquired a 100% interest in 242 commercial properties for an aggregate purchase price of approximately $1.3 billion, including acquisition costs of approximately $32.5 million. The Company financed the acquisitions through the issuance and assumption of approximately $820.0 million of mortgage loans generally secured by the individual properties. The Company allocated the purchase price of these properties, including aggregate acquisition costs, to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $306.7 million to land, approximately $848.2 million to building and improvements, approximately $158.6 million to acquired in-place leases, approximately $39.5 million to investment in direct financing leases, approximately $79.4 million to acquired below-market leases and approximately $31.8 million to acquired above-market leases during the year ended December 31, 2007. Additionally, during the year ended December 31, 2007 the Company capitalized approximately $232,000 of expenditures relating to building and improvements, which will be depreciated over the estimated useful life of each asset.

During the year ended December 31, 2006, the Company acquired a 100% interest in 77 commercial properties for an aggregate purchase price of approximately $358.8 million, including acquisition costs of approximately $7.9 million. The Company financed the acquisitions through the issuance and assumption of approximately $213.2 million of mortgage loans generally secured by the individual properties. The Company allocated the purchase price of these properties, including aggregate acquisition costs, to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $85.7 million to land, approximately $229.5 million to building and improvements, approximately $46.3 million to acquired in-place leases, approximately $2.7 million to acquired below-market leases and approximately $42.6 million related to debt assumed on properties acquired during the year ended December 31, 2006.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS

Identified intangible lease assets consisted of the following:

	December 31,
	2007	2006

Acquired in place leases, net of accumulated amortization of $11,737,401 and $2,142,845 at December 31, 2007 and 2006, respectively (with a weighted average life of 185 and 159 months for in-place leases, respectively)	$196,320,176	$51,939,520
Acquired above market leases, net of accumulated amortization of $1,188,267 and $108,327 at December 31, 2007 and 2006, respectively (with a weighted average life of 183 and 162 months for acquired above market leases, respectively)	32,470,792	2,629,503

	$228,790,968	$54,569,023

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2007, 2006 and 2005, was approximately $11.0 million, approximately $2.2 million, and approximately $72,000, respectively.

Estimated amortization expense of the respective intangible lease assets as of December 31, 2007 for each of the five succeeding fiscal years is as follows:

	Amount
Year	Lease In-Place	Above Market Lease

2008	$16,624,480	$2,589,037
2009	$16,139,689	$2,544,663
2010	$15,573,587	$2,464,677
2011	$15,325,819	$2,427,407
2012	$15,087,176	$2,404,833

NOTE 6 — MORTGAGE NOTES RECEIVABLE ACQUISITIONS

During the year ended December 31, 2007, the Company acquired a portfolio of 23 mortgage notes receivable with an aggregate face value of approximately $45.0 million, which are secured by 23 restaurant properties, and a portfolio of 46 mortgage notes receivable with an aggregate face amount of approximately $33.3 million secured by 20 restaurant properties and 26 retail properties (collectively, the “Mortgage Notes”). The receivable balance of approximately $87.1 million as of December 31, 2007 consists of the face value of the notes of approximately $78.3 million, an approximately $6.9 million premium, and approximately $1.9 million of acquisition costs, net of accumulated amortization of approximately $79,000. The premium and acquisition costs will be amortized over the terms of the respective mortgage notes using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal is due each month at interest rates ranging from 8.60% to 10.47% per annum.

NOTE 7 — MORTGAGE NOTES PAYABLE

As of December 31, 2007, the Company had 171 mortgage notes payable totaling approximately $1.1 billion. As of December 31, 2007, the Company had 166 mortgage notes payable totaling approximately $940.9 million, in connection with real estate assets, with interest rates ranging from 5.15% to 6.88% with a weighted average interest rate of approximately 5.85% (the “Fixed Rate Debt”). The Fixed Rate Debt matures on various dates from July 2008 through October 2018. Each of the mortgage notes are secured by the

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective property. The mortgage notes are generally non-recourse to the Company and Cole Op II, but both are liable for customary non-recourse carveouts.

As of December 31, 2007, the Company had approximately $43.5 million outstanding under three revolving lines of credit. During the year ended December 31, 2007, the Company borrowed an aggregate of approximately $72.2 million and subsequently repaid approximately $28.7 million on the revolving lines of credit to partially fund certain of the real estate acquisitions described in Note 4. The revolving lines of credit bear interest at variable rates equal to the one-month LIBOR plus 150 to 200 basis points and mature on various dates from January 2008 to September 2008. As of December 31, 2007, no amounts were available under the three revolving lines of credit. The Company repaid approximately $22.2 million on two revolving lines of credit in January 2008.

As of December 31, 2007, the Company had approximately $71.3 million of short-term variable rate debt, which bears interest at variable rates equal to the one-month LIBOR rate plus 200 to 275 basis points. Approximately $36.3 million was secured by certain real estate properties and approximately $35.0 million was secured by certain mortgage notes receivable. Both notes matured and were repaid in March 2008.

On March 2, 2007, the Company repaid a fixed rate mortgage note of approximately $5.2 million that was due on October 1, 2016. As a result, approximately $113,000 of unamortized deferred financing costs was expensed and included in interest expense in the consolidated financial statements for year ended December 31, 2007.

As of December 31, 2006, the Company had 71 mortgage notes payable totaling approximately $218.3 million, of which approximately $215.6 million was fixed rate debt with interest rates ranging from 5.15% to 6.31% with a weighted average interest rate of approximately 5.72%. The Company also had approximately $2.7 million of short-term variable rate debt outstanding at December 31, 2006.

Generally, the Fixed Rate Debt may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three (3) monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

In the event that a mortgage note is not paid off on the respective maturity date, most mortgage note includes hyperamortization provisions. The interest rate during the hyperamortization period shall be the fixed interest rate as stated on the respective mortgage note agreement plus two percent (2.0%). The individual mortgage note maturity date, under the hyperamortization provisions, will be extended by twenty (20) years. During such period, the lender will apply 100% of the rents collected to (i) all payments for escrow or reserve accounts, (ii) payment of interest at the original fixed interest rate, (iii) payments for the replacement reserve account, (iv) any other amounts due in accordance with the mortgage note agreement other than any additional interest expense, (v) any operating expenses of the property pursuant to an approved annual budget, (vi) any extraordinary expenses, (vii) payments to be applied to the reduction of the principal balance of the mortgage note, and (viii) any additional interest expense, which is not paid will be added to the principal balance of the mortgage note.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2007:

Principal
Repayments

For the year ending December 31:
2008	$125,297,353
2009	1,069,917
2010	17,808,720
2011	40,261,492
2012	45,286,607
Thereafter	825,957,449

Total	$1,055,681,538

The variable rate mortgages approximate fair market value. The fair value of our fixed rate mortgage notes payable at December 31, 2007 approximates $1.0 billion.

Related party notes

On February 10, 2006, Cole OP II borrowed approximately $4.7 million from Series B, LLC (“Series B”), an affiliate of the Company and the Company’s advisor, by executing a promissory note which was secured by membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $5.9 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non-recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full in May 2006.

On February 6, 2006, Cole OP II borrowed approximately $2.3 million from Series C by executing a promissory note which was secured by membership interest held by Cole OP II in a wholly-owned subsidiary. The loan proceeds were used to acquire a property with a purchase price of approximately $18.5 million, exclusive of closing costs. The loan had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest was payable in full on December 31, 2006. The loan was generally non recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including all of the independent directors, approved the loan and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the note in full in April 2006.

On December 15, 2005, Cole OP II borrowed approximately $2.5 million and approximately $2.0 million from Series C, LLC (“Series C”), which is an affiliate of the Company and the Company’s advisor, by executing two promissory notes which were secured by membership interests held by Cole OP II in two wholly-owned subsidiaries. Each of the loans had a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest payable in full on June 30, 2006. Each of the loans was generally non recourse to Cole OP II and could be prepaid at any time without penalty or premium. The Company’s board of directors, including a majority of its independent directors, approved the loans and determined that the terms of the loans were no

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the notes in full in April 2006.

During the year ended December 31, 2007, no interest expense was incurred for related party transactions. During the years ended December 31, 2006 and 2005 Cole OP II incurred approximately $210,000 and approximately $13,000, respectively, in interest expense to affiliates under the aforementioned loans.

NOTE 8 — INTANGIBLE LEASE LIABILITY

Identified intangible liability relating to the real estate acquisitions discussed in Note 4 consisted of the following:

	December 31,
	2007	2006

Acquired below — market leases, net of accumulated amortization of $2,083,475 and $96,484 at December 31, 2007 and 2006, respectively (with a weighted average life of 199 and 144 months, respectively)	$80,031,916	$2,649,374

Amortization income recorded on the identified intangible liability, for each of fiscal years ended December 31, 2007, 2006 and 2005 was $2.0 million, $96,000 and $52, respectively.

Estimated amortization income of the respective intangible lease liability as of December 31, 2007 for each of the five succeeding fiscal years is as follows:

Amount
Below
Year	Market Lease

2008	$5,897,599
2009	$5,835,949
2010	$5,681,524
2011	$5,584,089
2012	$5,499,927

NOTE 9 — EXTENDED RATE LOCK AGREEMENTS

The Company entered into Extended Rate Lock Agreements with Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”), JP Morgan Chase Bank, N.A. (“JP Morgan”), Wachovia Bank, and Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Rate Locks”) to lock interest rates ranging from 5.49% to 6.69% for up to approximately $647.8 million in borrowings. Under the terms of Rate Locks, the Company made rate lock deposits totaling approximately $12.4 million to Bear Stearns, JP Morgan, Wachovia and Wells Fargo. As of December 31, 2007, the Company had no available borrowings under the Rate Locks and no rate lock deposits outstanding.

The Company had approximately $3.9 million in rate lock deposits outstanding at December 31, 2006, which are reflected as Mortgage Loan Deposits and recorded in “Prepaid Expenses, Mortgage Loan Deposits, and Other Assets” on the Company’s consolidated balance sheet and statement of cash flows.

The rate lock deposits are refundable to the Company on an allocable basis with respect to any loans funded under the agreements. The Rate Locks expire 60 days from execution. The agreements may be extended by intervals of 30 days, up to 180 days, for a rate lock fee of 0.25% of the loan amount or, at the Company’s election, by converting the fee into interest rate spread. Either party may terminate the agreement upon notice to the other party at any time prior to the determination of the rate and the rate locked amount in accordance with the terms of the agreement. In the event the Company wishes to terminate and cancel a Rate

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Locks agreement, subsequent to the determination of the rate and the rate locked amount, and the Company has satisfied all of the obligations set forth in the agreement, including the payment of any and all hedge breakage costs, and Bear Stearns, JP Morgan, or Wachovia (the “Lenders”) has realized a net gain on any hedges entered into by the Lenders relating to the Rate Lock, then Lenders will remit one-half of such net gain to the Company. The Company will be liable to the Lenders for 100% of any net hedge break loss incurred by the Lenders on terminated rate locks. Wells Fargo will retain the rate lock deposit as consideration for locking the rate on terminated rate locks.

On August 10, 2007, the Company terminated its rate lock agreement with Bear Stearns, which fixed interest rates for the remaining unallocated borrowings of up to approximately $275.8 million. As a result, approximately $5.7 million in rate lock deposits was refunded to the Company. In accordance with the terms of the rate lock agreements, the Company earned a rate lock breakage gain of approximately $2.2 million. In addition, the Company expensed previously deferred financing costs of approximately $1.7 million relating to the remaining unallocated borrowings. The net gain of approximately $478,000 is included in interest and other income on the condensed consolidated statements of operations.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. During the year ended December 31, 2007, the Company acquired certain properties which are subject to environmental remediation. In each case, the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated results of operations, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated results of operations.

NOTE 11 —	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. Cole Capital receives, and will continue to receive, a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect to shares sold under the DRIP. During the years ended December 31, 2007, 2006 and 2005, the Company paid approximately $53.3 million, approximately $23.3 million and approximately $2.4 million to Cole Capital for commissions and dealer manager fees, of which approximately $45.4 million, approximately $20.0 million and approximately $2.0 million was reallowed to participating broker-dealers.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 4.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the years ended December 31, 2007, 2006 and 2005, the Company reimbursed the Advisor approximately $4.6 million, approximately $3.4 million and approximately $421,000, respectively, for organizational and offering expenses in the Offerings, of which $0, approximately $57,000 and approximately $2,000, respectively, was expensed as organization costs. During the years ended December 31, 2007, 2006 and 2005, the Company paid Cole Realty Advisors approximately $26.9 million, approximately $5.8 million and approximately $1.7 million, respectively, for acquisition fees.

If Cole Advisors II provides services, as determined by the independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no acquisition fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the years ended December 31, 2007, 2006 and 2005, the Company paid Cole Advisors II or its affiliates approximately $8.0 million, approximately $1.8 million and approximately $320,000, respectively, for finance coordination fees.

The Company pays, and expects to continue to pay, Cole Realty Advisors, its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees currently equal, and are expected to continue to equal (i) 2.0% of gross revenues from its single tenant properties and (ii) 4.0% of gross revenues from its multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the years ended December 31, 2007, 2006 and 2005, the Company paid Cole Realty Advisors approximately $1.6 million, approximately $350,000 and approximately $14,000, respectively, for property management fees.

The Company pays Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the years ended December 31, 2007, 2006 and 2005, the Company paid asset management fees to Cole Advisors II of approximately $2.6 million, approximately $587,000 and approximately $25,000, respectively.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative,

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the years ended December 31, 2007, 2006 and 2005, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

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

The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which it’s operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the year ended December 31, 2007, the Company reimbursed approximately $672,000 to Cole Advisors II. During the years ended December 31, 2006, and 2005, the Company did not reimburse Cole Advisors II for any such costs.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 15, 2005, Cole OP II borrowed approximately $2.5 million and approximately $2.0 million from Series C by executing two promissory notes which are secured by the membership interests held by Cole OP II in two wholly-owned subsidiaries, respectively. Each of the loans has a variable interest rate based on the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest payable in full on June 30, 2006. Each of the loans is generally non recourse to Cole OP II and may be prepaid at any time without penalty or premium. The Company’s board of directors, including a majority of its independent directors, approved the loans and determined that the terms of the loans are no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. Cole OP II repaid the notes in full in April 2006.

Cole OP II incurred no interest expense to affiliates during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005 Cole OP II incurred approximately $210,000 and approximately $13,000, respectively, in interest expense to affiliates under the aforementioned loans.

During the year ended December 31, 2007, Cole OP II acquired no properties from affiliates of the Company or the Company’s advisor. During the year ended December 31, 2006, Cole OP II acquired the following properties from various affiliates of the Company and the Company’s advisor. The acquisitions were funded by net proceeds from the Company’s Offering and the assumption of loans secured by the respective properties.

	Acquisition			Purchase		Loan
Property Description	Date	Location	Seller	Price		Assumed

Wawa — convenience store	March 29, 2006	Hockessin, DE	Series A, LLC	$4,830,000	(1)	$2,598,068
Wawa — convenience store	March 29, 2006	Manahawkin, NJ	Series A, LLC	4,414,000	(1)	2,374,301
Wawa — convenience store	March 29, 2006	Narberth, PA	Series A, LLC	4,206,000	(1)	2,262,417
Conns — appliance retailer	May 26, 2006	San Antonio, TX	Series D, LLC	4,624,619	(2)	3,580,000
Rite Aid — drugstore	May 26, 2006	Defiance, OH	Cole Acquisitions I, LLC	4,326,165	(2)	2,321,000
CVS — drugstore	May 26, 2006	Madison, MS	Cole Acquisitions I, LLC	4,463,088	(2)	2,809,000
CVS — drugstore	June 28, 2006	Portsmouth, OH	Cole Acquisitions I, LLC	2,101,708	(2)	1,753,000
CVS — drugstore	July 7, 2006	Okeechobee, FL	Cole Acquisitions I, LLC	6,459,262	(2)	4,076,000
Office Depot — office supply	July 7, 2006	Dayton, OH	Cole Acquisitions I, LLC	3,416,526	(2)	2,130,000
Advance Auto — specialty retailer	July 12, 2006	Holland, MI	Cole Acquisitions I, LLC	2,071,843	(2)	1,193,000
Advance Auto — specialty retailer	July 12, 2006	Holland Township, MI	Cole Acquisitions I, LLC	2,137,244	(2)	1,231,000
Advance Auto — specialty retailer	July 12, 2006	Zeeland, MI	Cole Acquisitions I, LLC	1,840,715	(2)	1,057,000
CVS — drugstore	July 12, 2006	Orlando, FL	Series D, LLC	4,956,763	(2)	3,016,000
Office Depot — office supply	July 12, 2006	Greenville, MS	Cole Acquisitions I, LLC	3,491,470	(2)	2,192,000
Office Depot — office supply	July 19, 2006	Warrensburg, MO	Series D, LLC	2,880,552	(2)	1,810,000
CVS — drugstore	August 10, 2006	Gulfport, MS	Cole Acquisitions I, LLC	4,414,117	(2)	2,611,000

				$60,634,072		$37,013,786

(1)	The Company’s board of directors, including all of the independent directors, approved the transaction as being fair and reasonable to the Company, at a price in excess of the cost to Series A, LLC, but substantial justification exists for such excess, such excess is reasonable and the costs of the interest did exceed its current fair market value as determined by an independent expert selected by the Company’s independent directors.

(2)	The Company’s board of directors, including all of the independent directors, approved the transactions above as being fair and reasonable to the Company, at a price no greater than the cost to the affiliated

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity, and at a cost that did not exceed its current fair market value as determined by an independent expert.

NOTE 12 — ECONOMIC DEPENDENCY

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

NOTE 13 — INDEPENDENT DIRECTOR’S STOCK OPTION PLAN

The Company has a stock option plan, the IDSOP, which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP initially will be $9.15 per share. The options contractual life will be ten years from date of grant. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007. As of December 31, 2007 and 2006, the Company had granted options to purchase 30,000, and 20,000 shares, respectively. The 10,000 options granted during the year ended December 31, 2007 have a vesting period of approximately nine months. The remaining 20,000 options have a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated.

During the year ended December 31, 2007, the Company recorded stock-based compensation charges of approximately $25,000. During the year ended December 31, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $54,000. Stock-based compensation expense recognized in the years ended December 31, 2007 and 2006 was based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity under its Independent Director Plan during the years ended December 31, 2007 and 2006 is as follows:

		Weighted
		Average
		Exercise
	Number	Price	Exercisable

Outstanding at December 31, 2005	10,000	$9.15	—
Granted in 2006	10,000	$9.15

Outstanding at December 31, 2006	20,000	$9.15	10,000
Granted in 2007	10,000	$9.10

Outstanding at December 31, 2007	30,000	$9.13	20,000

As of December 31, 2007 and 2006, options to purchase 10,000 shares were unvested with a weighted average contractual remaining life of approximately 8.4 and approximately 9.3 years, respectively.

The weighted average fair value of options granted were $0.70 in 2007 and $5.55 in 2006. As of December 31, 2007 the number of options that were currently vested and expected to become vested was 30,000 shares which had an intrinsic value of $26,000.

In accordance with SFAS 123R, the fair value of each stock option granted was estimated as of the date of the grant using the Black-Scholes method based on the following assumptions: a weighted average risk-free interest rate from 4.69% to 5.07%, a projected future dividend yield from 6.25% to 7.00%, expected volatility from 0% to 15.35%, and an expected life of an option of 10 years. Based on these assumptions, the fair value of the options granted during the years ended December 31, 2007 and 2006 were approximately $7,000 and $55,000, respectively. As of December 31, 2007, there was approximately $4,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized during 2008.

NOTE 14 — STOCKHOLDERS EQUITY

Distribution Reinvestment Plan

The Company maintains a distribution reinvestment plan that allows common stockholders (the “Stockholders”) to elect to have the distributions the Stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the distribution reinvestment plan will be the higher of 95% of the fair market value per share as determined by the Company’s board of directors and $9.50 per share. No sales commissions or dealer manager fees will be paid on shares sold under the distribution reinvestment plan. The Company may terminate or amend the distribution reinvestment plan at the Company’s discretion at any time upon ten days prior written notice to the Stockholders. Additionally, the Company will be required to discontinue sales of shares under the distribution reinvestment plan on the earlier of May 11, 2009, which is two years from the effective date of the Follow-on Offering, unless the Follow-on Offering is extended, or the date the Company sells 25,000,000 shares under the Follow-on Offering, unless the Company files a new registration statement with the Securities and Exchange Commission and applicable states. During the years ended December 31, 2007 and 2006, approximately 2.1 million and approximately 371,000 shares were purchased under the distribution reinvestment plan, for approximately $20.3 million and approximately $3.5 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Redemption Program

The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

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

Upon receipt of a request for redemption, the Company will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. Repurchases will be made quarterly. If funds are not available to redeem all requested redemptions at the end of each quarter, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next quarter, unless withdrawn. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. The Company redeemed approximately 227,000 shares under the share redemption program during the year ended December 31, 2007 for approximately $2.2 million. No shares were redeemed under the share redemption program during the year ended December 31, 2006.

NOTE 15 — INCOME TAXES

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholder for the years ended December 31, 2007, 2006 and 2005.

Character of Distributions:	2007	2006	2005

Ordinary income	41%	42%	0%
Return of capital	59%	58%	0%

Total	100%	100%	0%

At December 31, 2007, 2006 and 2005, the tax basis carrying value of the Company’s total assets was approximately $1.7 billion, approximately $500.5 million and approximately $98.8 million, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company had state income taxes of approximately $158,000, approximately $24,000 and approximately $3,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — OPERATING LEASES

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, at December 31, 2007, is as follows:

Amount

Year ending December 31:
2008	$113,711,614
2009	113,905,344
2010	112,407,413
2011	111,406,202
2012	110,264,602
Thereafter	962,046,560

Total	$1,523,741,735

NOTE 17 — QUARTERLY RESULTS (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007, 2006 and 2005. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$12,597,351	$18,821,384	$26,538,544	$31,884,871
Operating income	6,442,770	4,068,448	13,512,244	17,274,145
Net income (loss)	1,684,727	(3,366,779)	2,997,849	3,164,220
Basic and diluted net income (loss) per share	0.05	(0.06)	0.04	0.04
Dividends per share	$0.16	$0.16	$0.18	$0.18

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$2,571,786	$3,715,493	$5,392,741	$7,839,487
Operating income	1,262,699	1,779,812	2,748,315	3,952,804
Net income (loss)	(182,588)	(181,847)	548,942	1,161,489
Basic and diluted net income (loss) per share	(0.04)	(0.02)	0.04	0.12
Dividends per share	$0.15	$0.15	$0.16	$0.16

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005(1)
	Third	Fourth
	Quarter	Quarter

Revenues	$2,761	$738,908
Operating income (loss)	(27,679)	352,917
Net loss	(29,543)	(85,048)
Basic and diluted net loss per share(2)	(0.46)	(0.05)
Dividends per share	$—	$0.15

(1)	No quarterly financial information is presented for the first two quarters of 2005 as the Company was a development stage company during those quarters and had no operations.

(2)	The total of the two quarterly amounts for the year ended December 31, 2005, does not equal the total for the year then ended. This difference results from the increase in shares outstanding over the year.

NOTE 18 — SUBSEQUENT EVENTS

Sale of Shares of Common Stock

As of March 24, 2008, the Company had raised approximately $1.1 billion of gross proceeds through the issuance of approximately 114.4 million shares of its common stock in its offerings (including shares sold under the DRIP). As of March 24, 2008, approximately $679.8 million (68.0 million shares) remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the DRIP. As of March 24, 2008, 59.6 million shares had been sold in the Follow-on Offering (including shares sold under the DRIP).

Property Acquisitions

Subsequent to December 31, 2007, the Company acquired a 100% interest in 44 commercial properties for an aggregate purchase price of approximately $266.3 million, excluding closing costs. The Company financed the acquisitions through the issuance and assumption of approximately $144.9 million of mortgage loans generally secured by the individual property on which each loan was made. The Company allocated the purchase price of these properties, including aggregate acquisitions costs, to the fair market value of the assets acquired and liabilities assumed.

Mortgage Notes Payable

Subsequent to December 31, 2007, the Company obtained six mortgage notes payable in connection with the real estate acquisitions described above, totaling approximately $144.9 million. The Company obtained $20.9 million of fixed rate debt which bears interest at rates ranging from 5.593% to 5.900% and a weighted average interest rate of 5.815% (the “Fixed Rate Debt”). The Fixed Rate Debt matures on various dates during 2016. The Company obtained $124.0 million of variable rate debt which bears interest at rates ranging from one-month LIBOR plus 1.5% to 2.0% (the “Variable Rate Debt”). The Variable Rate Debt matures on various dates during 2009. Of the Variable Rate Debt, $16.0 million was borrowed from Series B and $16.0 million was borrowed from Series C, each of which are affiliates of the Company and the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain wholly-owned subsidiaries of Cole OP II.

In addition, subsequent to December 31, 2007, the Company repaid an aggregate of approximately $71.3 million of variable rate debt related to two mortgage notes payable and repaid approximately $22.2 million on two of its revolving lines of credit.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007

			Adjustments
	Balance at	Charged	to		Balance at
	beginning	to	valuation		end of
	of period	expenses	accounts	Deductions	period

Year Ended December 31, 2005 Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year Ended December 31, 2006 Allowance for doubtful accounts	$—	$75,000	$—	$—	$75,000
Year Ended December 31, 2007 Allowance for doubtful accounts	$75,000	$446,615	$—	$—	$521,615

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2007

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Tractor Supply — Parkersburg, WV	$2,607,000	$934,094	$2,049,813	$—	$934,094	$2,049,813	$—	$2,983,907	$135,996
Walgreens — Brainerd, MN	3,463,000	981,431	2,881,615	—	981,431	2,881,615	—	3,863,046	181,990
Rite Aid — Alliance, OH	—	431,879	1,445,749	—	431,879	1,445,749	—	1,877,628	95,279
La-Z-Boy — Glendale, AZ	4,553,000	2,515,230	2,968,168	—	2,515,230	2,968,168	—	5,483,398	183,829
Walgreens — Florissant, MO	4,150,000	1,481,823	3,204,729	—	1,481,823	3,204,729	—	4,686,552	175,993
Walgreens (Gravois Rd) — St. Louis, MO	4,922,000	2,220,036	3,304,989	—	2,220,036	3,304,989	—	5,525,025	181,710
Walgreens (Telegraph Rd) — St. Louis, MO	4,048,000	1,744,792	2,874,581	—	1,744,792	2,874,581	—	4,619,373	158,121
Walgreens — Olivette, MO	5,379,146	3,076,687	3,797,714	—	3,076,687	3,797,714	—	6,874,401	216,190
Walgreens — Columbia, MO	4,487,895	2,352,646	3,350,669	—	2,352,646	3,350,669	—	5,703,315	196,164
CVS — Alpharetta, GA	2,480,000	1,214,170	1,692,629	—	1,214,170	1,692,629	—	2,906,799	98,932
Lowe’s — Enterprise, AL	5,980,000	1,011,873	5,803,040	—	1,011,873	5,803,040	—	6,814,913	337,484
CVS — Richland Hills, TX	2,928,000	1,141,450	2,302,484	—	1,141,450	2,302,484	—	3,443,934	125,178
FedEx Package Distribution Center — Rockford, IL	4,920,000	1,468,781	3,668,567	—	1,468,781	3,668,567	—	5,137,348	216,241
Plastech — Auburn Hills, MI	17,700,000	3,282,853	18,153,264	—	3,282,853	18,153,264	—	21,436,117	808,088
Academy Sports — Macon, GA	4,280,000	1,232,263	3,900,882	—	1,232,263	3,900,882	—	5,133,145	218,872
David’s Bridal — Lenexa, KS	2,616,000	765,520	2,197,084	—	765,520	2,197,084	—	2,962,604	146,113
Staples — Crossville, TN	2,320,000	549,410	2,134,375	—	549,410	2,134,375	—	2,683,785	146,762
Rite Aid — Enterprise, AL	2,971,000	919,527	2,390,771	—	919,527	2,390,771	—	3,310,298	130,351
Rite Aid — Wauseon, OH	3,115,000	1,046,758	2,332,783	—	1,046,758	2,332,783	—	3,379,541	128,614
Rite Aid — Saco, ME	2,000,000	391,401	1,989,472	—	391,401	1,989,472	—	2,380,873	109,433
Wadsworth Boulevard — Denver, CO	12,025,000	4,722,891	12,727,784	—	4,722,891	12,796,724	—	17,519,615	622,403
Mountainside Fitness — Chandler, AZ	—	1,176,983	4,479,662	—	1,176,983	4,479,662	—	5,656,645	277,400
Drexel Heritage — Hickory, NC	3,400,000	393,637	3,621,909	—	393,637	3,621,909	—	4,015,546	370,898
Rayford Square — Spring, TX	5,940,000	2,338,988	6,695,818	—	2,338,988	6,873,513	—	9,212,501	310,680
CVS — Portsmouth (Scioto Trail), OH	1,753,000	560,614	1,639,355	—	560,614	1,639,355	—	2,199,969	86,454
Wawa — Hockessin, DE	2,604,523	1,849,527	1,999,555		1,849,527	1,999,555		3,849,082	106,625
Wawa — Manahawkin, NJ	2,604,523	1,359,042	2,360,169		1,359,042	2,360,169		3,719,211	97,741
Wawa — Narberth, PA	2,242,784	1,659,442	1,781,616		1,659,442	1,781,616		3,441,058	91,817
CVS — Lakewood, OH	1,960,000	552,398	1,225,358	—	552,398	1,305,558	—	1,857,956	72,035
Rite Aid — Fremont, OH	2,020,000	862,601	1,434,798	—	862,601	1,434,798	—	2,297,399	72,437
Rite Aid — Cleveland, OH	2,055,000	565,621	1,752,831	—	565,621	1,752,831	—	2,318,452	90,857
Walgreens — Knoxville, TN	3,800,000	1,825,563	2,465,399	—	1,825,563	2,465,399	—	4,290,962	116,332
Conns — San Antonio, TX	3,580,000	1,025,607	3,054,708	—	1,025,607	3,054,708	—	4,080,315	132,220
Rite Aid — Defiance, OH	2,321,000	1,174,368	2,372,766	—	1,174,368	2,372,766	—	3,547,134	108,156
CVS — Madison, MS	2,809,000	1,067,833	2,834,999	—	1,067,833	2,834,999	—	3,902,832	128,397
Dollar General — Crossville, TN	2,400,000	646,516	2,087,900	—	646,516	2,087,900	—	2,734,416	94,700
Dollar General — Ardmore, TN	2,220,000	735,251	1,839,020	—	735,251	1,839,020	—	2,574,271	82,588
Dollar General — Livingston, TN	2,285,000	899,366	1,686,871	—	899,366	1,686,871	—	2,586,237	77,257

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Wehrenberg Theatre — Arnold, MO	—	2,798,101	4,604,122	—	2,798,101	4,604,122	—	7,402,223	189,319
Sportsmans Warehouse — Wichita, KS	6,173,250	1,585,901	5,953,572	—	1,585,901	5,953,572	—	7,539,473	235,493
CVS — Portsmouth, OH	—	327,922	1,862,155	—	327,922	1,862,155	—	2,190,077	85,035
Advance Auto — Greenfield, IN	—	670,376	608,925	—	670,376	608,925	—	1,279,301	31,690
Advance Auto — Trenton, OH	—	333,410	650,514	—	333,410	650,514	—	983,924	33,823
Rite Aid — Lansing, MI	1,041,000	253,728	1,276,423	—	253,728	1,276,423	—	1,530,151	62,648
Advance Auto — Columbia Heights, MN	1,384,000	548,504	1,071,332	—	548,504	1,071,332	—	1,619,836	46,943
Advance Auto — Fergus Falls, MN	963,000	186,571	911,215	—	186,571	911,215	—	1,097,786	41,294
CVS — Okeechobee, FL	4,076,000	1,622,567	3,563,282	—	1,622,567	3,563,282	—	5,185,849	140,841
Office Depot — Dayton, OH	2,130,000	806,590	2,182,866	—	806,590	2,182,866	—	2,989,456	82,788
CVS — Orlando, FL	3,016,000	2,125,478	2,213,491	—	2,125,478	2,213,491	—	4,338,969	90,369
Office Depot — Greenville, MS	2,192,000	665,789	2,469,061	—	665,789	2,469,061	—	3,134,850	95,345
Advance Auto — Holland Township, MI	1,231,000	647,207	1,134,493	—	647,207	1,134,493	—	1,781,700	51,896
Advance Auto — Holland, MI	1,193,000	613,597	1,117,758	—	613,597	1,117,758	—	1,731,355	51,130
Advance Auto — Zeeland, MI	1,057,000	429,608	1,108,675	—	429,608	1,108,675	—	1,538,283	50,715
Office Depot — Warrensburg, MO	1,810,000	1,024,240	1,539,821	—	1,024,240	1,539,821	—	2,564,061	82,798
CVS — Gulfport, MS	2,611,000	1,230,582	2,482,860	—	1,230,582	2,482,860	—	3,713,442	92,627
Advance Auto — Grand Forks, ND	1,120,000	345,742	889,051	—	345,742	889,051	—	1,234,793	38,627
CVS — Clinton, NY	2,440,000	683,648	2,013,683	—	683,648	2,013,683	—	2,697,331	72,690
Oxford Theater Co. — Oxford, MS	5,175,000	281,345	4,051,021	—	281,345	4,051,021	—	4,332,366	142,401
Advance Auto — Duluth, MN	1,146,000	283,999	1,049,951	—	283,999	1,049,951	—	1,333,950	41,137
Walgreens — Picayune, MS	3,404,000	1,212,126	2,548,056	—	1,212,126	2,548,056	—	3,760,182	87,817
Kohl’s — Wichita, KS	5,200,000	1,798,355	6,200,416	—	1,798,355	6,200,416	—	7,998,771	221,218
Lowe’s — Midland, TX	7,150,000	3,524,571	7,331,521	—	3,524,571	7,331,521	—	10,856,092	268,147
Lowe’s — Lubbock, TX	7,475,000	4,580,832	6,562,902	—	4,580,832	6,562,902	—	11,143,734	242,857
Advance Auto — Rainsville, AL	—	383,035	823,287	—	383,035	823,287	—	1,206,322	34,002
Advance Auto — Grand Bay, AL	—	255,650	769,738	—	255,650	769,738	—	1,025,388	32,159
Advance Auto — Hurley, MS	—	171,442	811,166	—	171,442	811,166	—	982,608	33,694
Gold’s Gym — O’Fallon, IL	5,840,000	1,406,558	5,253,248	—	1,406,558	5,253,248	—	6,659,806	203,681
Rite Aid — Glassport, PA	2,325,000	673,691	3,111,915	—	673,691	3,111,915	—	3,785,606	95,996
David’s Bridal — Topeka, KS	2,000,000	568,818	2,193,130	—	568,818	2,193,130	—	2,761,948	90,374
Rite Aid — Hanover, PA	4,115,000	1,924,176	3,804,197	—	1,924,176	3,804,197	—	5,728,373	116,256
American TV & Appliance — Peoria, IL	7,307,543	2,028,344	8,171,777	—	2,028,344	8,171,777	—	10,200,121	273,491
Tractor Supply — La Grange, TX	1,405,000	255,831	2,090,959	—	255,831	2,090,959	—	2,346,790	69,629
Staples — Peru, IL	1,930,000	1,284,858	1,958,593	—	1,284,858	1,958,593	—	3,243,451	70,560
FedEx — Council Bluffs, IA	2,185,000	529,813	1,845,363	—	529,813	1,845,363	—	2,375,176	56,610
FedEx — Edwardsville, KS	12,880,000	1,692,923	15,438,730	—	1,692,923	15,438,730	—	17,131,653	466,617

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

CVS — Glenville Scotia, NY	4,200,000	1,600,660	2,927,958	—	1,600,660	2,927,958	—	4,528,618	86,705
Advance Auto — Ashland, KY	—	640,697	826,862	—	640,697	826,862	—	1,467,559	31,327
Advance Auto — Jackson, OH	—	449,448	755,073	—	449,448	755,073	—	1,204,521	28,973
Advance Auto — New Boston, OH	—	477,296	846,287	—	477,296	846,287	—	1,323,583	32,533
Advance Auto — Scottsburg, IN	—	263,641	843,653	—	263,641	843,653	—	1,107,294	32,071
Tractor Supply — Livingston, TN	1,725,000	429,905	2,359,595	—	429,905	2,359,595	—	2,789,500	77,672
Office Depot — Benton, AR	2,130,000	559,519	2,506,456	—	559,519	2,506,456	—	3,065,975	73,722
Old Time Pottery — Fairview Heights, IL	3,424,000	1,043,902	2,943,316	—	1,043,902	2,943,316	—	3,987,218	159,509
Tractor Supply — New Braunfels, TX	1,750,000	510,964	2,350,433	—	510,964	2,350,433	—	2,861,397	77,949
Infiniti — Davie, FL	—	3,075,608	5,409,573	—	3,075,608	5,409,573	—	8,485,181	171,937
Tractor Supply — Crockett, TX	1,325,000	290,764	1,957,094	—	290,764	1,957,094	—	2,247,858	60,162
Office Depot — Oxford, MS	2,295,000	916,139	2,140,799	—	916,139	2,140,799	—	3,056,938	58,205
Mercedes Benz — Atlanta, GA	—	2,623,201	7,207,824	—	2,623,201	7,207,824	—	9,831,025	191,453
Dick’s Sporting Goods — Amherst, NY	6,321,000	3,146,987	6,083,597	—	3,146,987	6,083,597	—	9,230,584	222,980
Chili’s — Paris, TX	1,790,000	600,098	1,851,435	—	600,098	1,851,435	—	2,451,533	52,485
Staples — Clarksville, IN	2,900,000	938,994	3,080,184	—	938,994	3,080,184	—	4,019,178	96,919
HOM Furniture — Fargo, ND	4,800,000	1,154,977	9,778,611	—	1,154,977	9,778,611	—	10,933,588	256,083
La-Z-Boy — Newington, CT	4,140,000	1,465,969	4,979,097	—	1,465,969	4,979,097	—	6,445,066	121,603
Advance Auto — Maryland Heights, MO	—	735,759	895,626	—	735,759	895,626	—	1,631,385	29,020
Victoria Crossing — Victoria, TX	10,200,000	2,206,872	9,531,253	—	2,206,872	9,531,253	—	11,738,125	238,684
Gordmans — Peoria, IL	4,950,000	1,557,575	6,673,689	—	1,557,575	6,673,689	—	8,231,264	168,391
Academy Sports — Katy, TX	68,250,000	8,853,084	88,007,832	—	8,853,084	88,007,832	—	96,860,916	2,360,231
One Pacific Place — Omaha, NE	23,400,000	6,253,640	27,876,843	—	6,253,640	27,876,843	—	34,130,483	976,581
O’Reilly Auto — Dallas, TX	3,290,000	1,896,053	2,904,272	—	1,896,053	2,904,272	—	4,800,325	65,611
Tractor Supply — Ankeny, IA	1,950,000	717,410	1,983,550	—	717,410	1,983,550	—	2,700,960	52,050
ABX Air — Coventry, RI	2,454,000	547,887	3,292,975	—	547,887	3,292,975	—	3,840,862	81,043
Office Depot — Enterprise, AL	1,850,000	770,703	1,634,991	—	770,703	1,634,991	—	2,405,694	37,666
Office Max — Orangeburg, SC	1,875,000	590,247	2,362,890	—	590,247	2,362,890	—	2,953,137	63,427
Northern Tool and Equipment — Blaine, MN	3,185,000	2,233,139	2,431,878	—	2,233,139	2,431,878	—	4,665,017	62,052
Walgreens — Cincinnati, OH	3,341,000	1,335,254	3,272,174	—	1,335,254	3,272,174	—	4,607,428	67,201
Walgreen — Madeira, OH	2,876,000	1,059,625	2,910,762	—	1,059,625	2,910,762	—	3,970,387	60,047
Walgreen — Sharonville, OH	2,655,000	1,202,537	2,836,460	—	1,202,537	2,836,460	—	4,038,997	58,473
AT&T — Beaumont, TX	8,592,000	611,182	10,716,773	—	611,182	10,716,773	—	11,327,955	288,836
Walgreens — Shreveport, LA	3,312,000	476,744	2,647,660	—	476,744	2,647,660	—	3,124,404	54,182

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Cost-U-Less — St. Croix, USVI	4,035,000	705,672	4,472,360	—	705,672	4,472,360	—	5,178,032	93,708
Gallina Centro — Collierville, TN	14,200,000	5,669,304	10,347,244	—	5,669,304	10,347,244	—	16,016,548	230,747
Apria Healthcare — St. John, MO	—	1,669,047	4,389,931	—	1,669,047	4,389,931	—	6,058,978	135,834
Logan’s Roadhouse — Johnson City, TN	3,093,000	1,280,324	1,793,661	—	1,280,324	1,793,661	—	3,073,985	37,256
Logan’s Roadhouse — Fairfax, VA	2,567,000	1,526,553	1,414,085	—	1,526,553	1,414,085	—	2,940,638	29,456
7500 Cottonwood Center — Jenison, MI	—	1,078,759	4,022,597	—	1,078,759	4,022,597	—	5,101,356	94,594
Tractor Supply — Greenfield, MN	2,227,500	1,310,633	2,366,941	—	1,310,633	2,366,941	—	3,677,574	43,426
Rite Aid — Lincolnton, NC	1,809,000	556,957	2,131,414	—	556,957	2,131,414	—	2,688,371	39,315
Lincoln Place — Fairview Heights, IL	35,432,000	6,009,749	36,737,636	—	6,009,749	36,737,636	—	42,747,385	691,644
Ashley Furniture — Amarillo, TX	4,736,000	1,366,633	4,746,855	—	1,366,633	4,746,855	—	6,113,488	92,767
Pocatello Square — Pocatello, ID	18,400,000	3,262,208	18,417,906	—	3,262,208	18,417,906	—	21,680,114	343,346
Tractor Supply — Marinette, WI	1,918,000	448,352	2,123,445	—	448,352	2,123,445	—	2,571,797	44,725
Tractor Supply — Paw Paw, MI	2,048,000	536,707	2,348,703	—	536,707	2,348,703	—	2,885,410	43,124
Staples — Greenville, SC	2,955,000	1,717,615	2,495,594	—	1,717,615	2,495,594	—	4,213,209	46,367
Big 5 — Aurora, CO	2,804,000	1,264,734	2,827,242	—	1,264,734	2,827,242	—	4,091,976	54,263
Rite Aid — Plains, PA	3,380,000	1,147,397	3,780,072	—	1,147,397	3,780,072	—	4,927,469	69,752
Tractor Supply — Navasota, TX	2,412,000	348,201	2,368,266	—	348,201	2,368,266	—	2,716,467	48,762
Sportsman’s Warehouse — DePere, WI	3,906,500	1,131,335	4,295,487	—	1,131,335	4,295,487	—	5,426,822	83,032
Thrift Drug — Easton, PA	4,776,000	2,307,740	3,410,891	—	2,307,740	3,410,891	—	5,718,631	61,402
Applebee’s — Santa Fe, NM	2,805,977	1,636,993	2,183,567	—	1,636,993	2,183,567	—	3,820,560	39,320
Applebee’s — Augusta, GA	2,342,769	621,082	2,474,391	—	621,082	2,474,391	—	3,095,473	45,098
Applebee’s — Columbus (Airport), GA	2,155,703	725,707	2,265,436	—	725,707	2,265,436	—	2,991,143	41,440
Applebee’s — Albany, OR	1,781,573	807,841	1,835,669	—	807,841	1,835,669	—	2,643,510	34,900
Applebee’s — Macon (Eisenhower), GA	1,692,494	784,916	1,561,001	—	784,916	1,561,001	—	2,345,917	28,539
Applebee’s — Walla Walla, WA	1,496,520	770,061	1,486,858	—	770,061	1,486,858	—	2,256,919	28,726
Applebee’s — Aurora, CO	1,665,771	1,001,171	1,373,236	—	1,001,171	1,373,236	—	2,374,407	24,731
Applebee’s — Colorado Springs, CO	1,220,378	781,046	984,888	—	781,046	984,888	—	1,765,934	17,831
Applebee’s — Columbus (Genetian), OH	2,556,557	1,098,426	2,263,214	—	1,098,426	2,263,214	—	3,361,640	41,387
Applebee’s — Gallup, NM	2,137,888	499,198	2,477,442	—	499,198	2,477,442	—	2,976,640	44,539
Applebee’s — Warner Robins, GA	1,826,112	677,488	1,696,184	—	677,488	1,696,184	—	2,373,672	31,125
Applebee’s — Savannah, GA	1,915,191	1,079,168	1,453,659	—	1,079,168	1,453,659	—	2,532,827	26,788
Applebee’s — Union Gap, WA	1,692,494	196,092	2,217,916	—	196,092	2,217,916	—	2,414,008	41,237
Applebee’s — Loveland, CO	1,621,231	437,031	1,543,495	—	437,031	1,543,495	—	1,980,526	27,815
Applebee’s — Littleton, CO	1,487,613	1,490,997	655,524	—	1,490,997	655,524	—	2,146,521	12,054
Applebee’s — Longview, WA	2,378,400	968,843	2,429,384	—	968,843	2,429,384	—	3,398,227	45,275

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Applebee’s — Grand Junction, CO	2,289,321	915,368	2,020,966	—	915,368	2,020,966	—	2,936,334	36,497
Applebee’s — Garden City, CA	1,933,006	802,750	1,688,073	—	802,750	1,688,073	—	2,490,823	30,833
Applebee’s — Fountain, CO	1,906,283	747,039	1,824,731	—	747,039	1,824,731	—	2,571,770	33,072
Applebee’s — Aurora (Lliff Ave.), CO	1,808,297	1,324,162	1,257,712	—	1,324,162	1,257,712	—	2,581,874	22,700
Applebee’s — Macon (Riverside), GA	1,754,849	793,958	1,578,983	—	793,958	1,578,983	—	2,372,941	28,868
Applebee’s — Clovis, NM	1,781,573	511,646	2,125,111	—	511,646	2,125,111	—	2,636,757	38,250
Walgreens — Bridgetown, OH	3,580,000	1,536,845	2,355,524	—	1,536,845	2,355,524	—	3,892,369	44,119
Rite Aid — Fredericksburg, VA	4,332,000	1,522,157	3,377,637	—	1,522,157	3,377,637	—	4,899,794	53,802
Tractor Supply — Fredericksburg, TX	2,031,250	592,635	2,234,524	—	592,635	2,234,524	—	2,827,159	36,069
Sam’s Club — Anderson, SC	9,600,000	3,264,909	8,442,014	—	3,264,909	8,442,014	—	11,706,923	149,393
Wal-Mart — New London, WI	2,091,000	657,728	1,937,596	—	657,728	1,937,596	—	2,595,324	33,877
Walgreens — Dallas, TX	2,175,000	991,874	2,748,999	—	991,874	2,748,999	—	3,740,873	45,229
Rite Aid — Lima, OH	3,103,000	1,813,544	2,402,143	—	1,813,544	2,402,143	—	4,215,687	39,837
Rite Aid — Allentown, PA	3,615,000	1,635,024	3,653,818	—	1,635,024	3,653,818	—	5,288,842	59,226
Staples — Warsaw, IN	1,850,000	1,083,720	1,983,966	—	1,083,720	1,983,966	—	3,067,686	34,161
Rite Aid — Spartanburg, SC	2,258,750	1,368,325	1,791,000	—	1,368,325	1,791,000	—	3,159,325	30,563
CVS — Florence, SC	1,706,250	771,001	1,802,539	—	771,001	1,802,539	—	2,573,540	30,722
Walgreens — Harris County, TX	4,521,000	1,651,280	3,006,575	—	1,651,280	3,006,575	—	4,657,855	49,807
Walgreens — Bryan, TX	5,060,000	782,690	4,792,411	—	782,690	4,792,411	—	5,575,101	76,082
Wal-Mart — Spencer, IN	1,620,000	611,536	1,427,475	—	611,536	1,427,475	—	2,039,011	26,177
Tractor Supply — Fairview, TN	1,930,500	448,817	2,233,612	—	448,817	2,233,612	—	2,682,429	35,911
Walgreens — Gainesville, FL	2,900,000	1,079,232	2,398,294	—	1,079,232	2,398,294	—	3,477,526	33,533
Borders — Rapid City, SD	5,169,000	1,588,878	1,951,194	—	1,588,878	1,951,194	—	3,540,072	29,204
Borders — Reading, PA	5,009,000	2,128,289	3,185,592	—	2,128,289	3,185,592	—	5,313,881	45,456
Chili’s — Fredericksburg, TX	1,851,000	820,342	1,290,142	—	820,342	1,290,142	—	2,110,484	20,274
Tractor Supply — Baytown, TX	2,648,000	807,568	2,211,612	—	807,568	2,211,612	—	3,019,180	30,980
Starbucks — Sedalia, MO	—	249,357	836,776	—	249,357	836,776	—	1,086,133	12,055
Starbucks — Covington, TN	—	563,270	856,427	—	563,270	856,427	—	1,419,697	13,460
Best Buy/Supervalue — Warwick, RI	5,350,000	3,948,287	—	9,543,555	3,948,287	—	9,543,555	13,491,842	—
Rite Aid — Vineland, NJ	3,500,000	2,353,036	—	4,742,940	2,353,036	—	4,742,940	7,095,976	—
Rite Aid — Mantua, NJ	1,470,000	943,010	—	1,495,276	943,010	—	1,495,276	2,438,286	—
Academy Sports — Houston, TX	3,825,000	3,952,799	—	1,952,357	3,952,799	—	1,952,357	5,905,156	—
Best Buy — Evanston, IL	5,900,000	3,661,250	—	6,984,225	3,661,250	—	6,984,225	10,645,475	—
WinCo Foods — Eureka, CA	11,247,000	4,276,706	10,919,021	—	4,276,706	10,919,021	—	15,195,727	154,665
Kroger — LaGrange, GA	4,750,000	1,100,877	6,031,517	—	1,100,877	6,031,517	—	7,132,394	84,234
La-A-Boy — Kentwood, MI	3,602,000	1,441,948	3,702,213	—	1,441,948	3,702,213	—	5,144,161	57,686
Tractor Supply — Prior Lake, MN	3,283,250	1,756,245	2,947,737	—	1,756,245	2,947,737	—	4,703,982	41,458
Circuit City — Mesquite, TX	4,305,000	1,093,557	6,687,259	—	1,093,557	6,687,259	—	7,780,816	92,468

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Staples — Guntersville, AL	2,161,250	969,485	2,329,996	—	969,485	2,329,996	—	3,299,481	28,400
Walgreens — Kansas City (63rd St.), MO	3,034,500	1,254,698	2,944,357	—	1,254,698	2,944,357	—	4,199,055	34,558
Walgreens — Topeka, KS	1,870,000	860,441	2,141,543	—	860,441	2,141,543	—	3,001,984	25,170
Walgreens — Kansas City (Independence), KS	2,990,000	1,232,940	3,066,269	—	1,232,940	3,066,269	—	4,299,209	36,074
Walgreens — Kansas City (Linwood), MO	2,437,500	1,066,415	2,634,233	—	1,066,415	2,634,233	—	3,700,648	30,969
Walgreens — Kansas City (Troost), MO	2,464,000	1,149,031	3,288,283	—	1,149,031	3,288,283	—	4,437,314	38,589
Circuit City — Taunton, MA	4,323,000	2,219,273	6,313,971	—	2,219,273	6,313,971	—	8,533,244	79,219
Circuit City — Groveland, FL	20,250,000	4,990,360	24,739,631	—	4,990,360	24,739,631	—	29,729,991	288,887
Walgreens — Fort Worth, TX	3,675,000	275,936	2,981,965	—	275,936	2,981,965	—	3,257,901	34,471
Kohl’s — Lake Zurich, IL	9,075,000	1,853,934	10,086,334	—	1,853,934	10,086,334	—	11,940,268	121,987
EDS Information Systems — Salt Lake City, UT	18,000,000	2,282,637	19,795,939	—	2,282,637	19,795,939	—	22,078,576	231,390
Lowe’s — Cincinnati, OH	13,800,000	5,591,535	11,319,066	—	5,591,535	11,319,066	—	16,910,601	141,938
TelerX Marketing — Kings Mountain, NC	6,083,000	367,053	7,795,098	—	367,053	7,795,098	—	8,162,151	99,329
Dickinson Theatres, Inc - Yukon, OK	—	979,861	3,403,202	—	979,861	3,403,202	—	4,383,063	39,847
Academy Sports — Houston (Southwest), TX	4,625,000	3,376,576	—	5,066,069	3,376,576	—	5,066,069	8,442,645	—
Academy Sports — North Richland Hills, TX	4,217,000	2,096,731	—	5,692,842	2,096,731	—	5,692,842	7,789,573	—
Academy Sports — Houston (Breton), TX	3,045,000	1,194,116	—	4,675,227	1,194,116	—	4,675,227	5,869,343	—
Academy Sports — Baton Rouge, LA	4,687,000	2,718,701	—	6,014,191	2,718,701	—	6,014,191	8,732,892	—
Rite Aid — Del City, OK	2,631,000	1,084,538	—	4,496,033	1,084,538	—	4,496,033	5,580,571	—
Rite Aid- Amarillo, TX	1,741,000	832,260	—	2,562,589	832,260	—	2,562,589	3,394,849	—
Rite Aid- Mableton, GA	1,197,000	715,669	—	1,699,339	715,669	—	1,699,339	2,415,008	—
Rite Aid- Chattanooga, TN	1,920,000	1,022,575	—	2,976,478	1,022,575	—	2,976,478	3,999,053	—
Dave and Buster’s — Addison, IL	5,600,000	5,836,990	6,809,821	—	5,836,990	6,809,821	—	12,646,811	85,403
Long John Silvers — Houston, TX	—	964,820	—	—	964,820	—	—	964,820	—
Taco Bell — Princeton, IN	—	287,028	628,285	—	287,028	628,285	—	915,313	11,401
Taco Bell — Robinson, IN	—	299,648	527,124	—	299,648	527,124	—	826,772	9,235
Taco Bell — Brazil, IN	—	539,113	569,006	—	539,113	569,006	—	1,108,119	9,453
Taco Bell — Washington, IN	—	333,959	583,211	—	333,959	583,211	—	917,170	10,033
Taco Bell — Vincennes, IN	—	622,968	648,003	—	622,968	648,003	—	1,270,971	10,966
Taco Bell — Henderson, KY	—	380,438	946,044	—	380,438	946,044	—	1,326,482	14,075
Taco Bell — Martinsville, IN	—	420,969	633,255	—	420,969	633,255	—	1,054,224	10,578
Taco Bell — Anderson, IN	—	344,421	639,915	—	344,421	639,915	—	984,336	10,913
Taco Bell — Spencer, IN	—	216,067	582,547	—	216,067	582,547	—	798,614	9,825
FedEx — Peoria, IL	2,080,000	336,918	2,629,087	—	336,918	2,629,087	—	2,966,005	30,748
Gold’s Gym — St. Peters, MO	5,250,000	2,337,523	4,428,212	—	2,337,523	4,428,212	—	6,765,735	54,163
FedEx — Walker, MI	4,669,000	1,386,589	4,423,921	—	1,386,589	4,423,921	—	5,810,510	42,675
Wal-Mart — Bay City, TX	—	636,831	2,557,919	—	636,831	2,557,919	—	3,194,750	25,534
Walgreens — Richmond, VA	—	744,796	2,901,801	—	744,796	2,901,801	—	3,646,597	29,101

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Home Depot — Bedford Park, IL	—	9,023,680	20,876,643	—	9,023,680	20,876,643	—	29,900,323	203,020
Circuit City — Aurora, CO	4,777,000	1,763,273	4,295,473	—	1,763,273	4,295,473	—	6,058,746	42,347
24 Hour Fitness — Olathe, KS	4,816,500	1,089,906	5,353,029	—	1,089,906	5,353,029	—	6,442,935	51,468
Walgreens — Dallas, TX	—	366,755	2,214,161	—	366,755	2,214,161	—	2,580,916	20,950
Gold’s Gym — O’Fallon, MS	5,425,000	3,119,692	3,992,461	—	3,119,692	3,992,461	—	7,112,153	42,599
Wal-Mart — Washington, IL	—	1,043,493	2,385,744	—	1,043,493	2,385,744	—	3,429,237	20,265
Wal-Mart — Borger, TX	—	932,368	1,827,747	—	932,368	1,827,747	—	2,760,115	14,258
Broadview Village Square - Broadview , IL	31,500,000	8,488,537	46,932,606	—	8,488,537	46,932,606	—	55,421,143	391,859
Chambers Corners — Wayland, MI	—	1,608,013	7,277,092	—	1,608,013	7,277,092	—	8,885,105	64,211
Ashley Furniture — Anderson, SC	—	677,465	3,239,855	—	677,465	3,239,855	—	3,917,320	23,886
Best Buy — Fayetteville, NC	—	2,019,707	4,284,705	—	2,019,707	4,284,705	—	6,304,412	23,018
Massard Farms — Fort Smith, AR	10,237,000	4,295,435	10,754,676	—	4,295,435	10,754,676	—	15,050,111	61,617
Wal-Mart — Whiteville, NC	—	854,207	1,357,059	—	854,207	1,357,059	—	2,211,266	9,024
Staples — Moraine, OH	—	1,167,988	2,181,610	—	1,167,988	2,181,610	—	3,349,598	12,424
Wickes Furniture — Chicago, IL	15,925,000	9,895,944	11,281,990	—	9,895,944	11,281,990	—	21,177,934	66,677
Walgreens — Brentwood, TN	—	2,904,357	2,179,090	—	2,904,357	2,179,090	—	5,083,447	11,766
Starbucks — Bowling Green, KY	—	557,424	1,005,439	—	557,424	1,005,439	—	1,562,863	5,884
Walgreens — Harriman, TN	—	1,133,363	3,526,019	—	1,133,363	3,526,019	—	4,659,382	18,785
Starbucks — Shawnee, OK	—	361,515	644,286	—	361,515	644,286	—	1,005,801	3,945
Station Casinos — Las Vegas, NV	42,250,000	4,976,412	50,023,626	—	4,976,412	50,023,626	—	55,000,038	160,346
Starbucks — Oklahoma City, OK	—	385,773	724,786	—	385,773	724,786	—	1,110,559	2,716
Starbucks — Powell, TN	—	516,719	727,916	—	516,719	727,916	—	1,244,635	2,687
Starbucks — Seymour, TN	—	509,421	751,808	—	509,421	751,808	—	1,261,229	2,751
Starbucks — Chattanooga, TN	—	532,677	788,230	—	532,677	788,230	—	1,320,907	2,883
Starbucks — Maryville, TN	—	662,538	733,335	—	662,538	733,335	—	1,395,873	2,706
Walgreens — Beverly Hills, TX	—	1,286,171	2,561,566	—	1,286,171	2,561,566	—	3,847,737	2,703
Walgreens — Waco, TX	—	1,138,023	2,682,968	—	1,138,023	2,682,968	—	3,820,991	2,839
Mealey’s Furniture — Maple Shade, NJ	—	1,716,286	3,906,569	—	1,716,286	3,906,569	—	5,622,855	4,589
Allstate Insurance Company — Cross Plains, WI	—	864,118	4,487,563	—	864,118	4,487,563	—	5,351,681	5,456
Circle K — Akron (Brittain), OH	640,000	344,987	1,004,943	—	344,987	1,004,943	—	1,349,930	1,146
Circle K — Cuyahoga Falls (Port), OH	710,000	412,800	988,074	—	412,800	988,074	—	1,400,874	1,111
Circle K — Cleveland , OH	810,000	572,669	1,352,051	—	572,669	1,352,051	—	1,924,720	1,500
Circle K — Akron (Cuyahoga), OH	860,000	517,689	794,256	—	517,689	794,256	—	1,311,945	915
Circle K — Augusta, GA	530,000	782,814	953,287	—	782,814	953,287	—	1,736,101	1,070
Circle K — Auburn, AL	820,000	692,680	1,045,035	—	692,680	1,045,035	—	1,737,715	1,168
Circle K — El Paso (Americas), TX	1,170,000	695,938	1,272,090	—	695,938	1,272,090	—	1,968,028	1,423

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Circle K — Fort Mill, SC	1,240,000	1,206,663	2,007,175	—	1,206,663	2,007,175	—	3,213,838	2,160
Circle K — Mount Pleasant, SC	750,000	615,894	631,244	—	615,894	631,244	—	1,247,138	714
Circle K — Goose Creek, SC	670,000	670,960	577,891	—	670,960	577,891	—	1,248,851	645
Circle K — Akron (West Market), OH	850,000	663,557	2,064,384	—	663,557	2,064,384	—	2,727,941	2,224
Circle K — Akron (Waterloo), OH	630,000	385,484	1,019,384	—	385,484	1,019,384	—	1,404,868	1,135
Circle K — Parma, OH	670,000	450,537	1,051,805	—	450,537	1,051,805	—	1,502,342	1,164
Circle K — Twinsburg, OH	690,000	409,268	1,146,055	—	409,268	1,146,055	—	1,555,323	1,304
Circle K — Cuyahoga Falls (Bath), OH	1,040,000	471,636	1,287,164	—	471,636	1,287,164	—	1,758,800	1,411
Circle K — Charlotte (Independence), NC	965,000	589,016	580,743	—	589,016	580,743	—	1,169,759	656
Circle K — Savannah (King George), GA	800,000	815,873	711,814	—	815,873	711,814	—	1,527,687	781
Circle K — Phoenix City, AL	820,000	673,832	1,147,507	—	673,832	1,147,507	—	1,821,339	1,263
Circle K — Macon (Riverside), GA	600,000	587,551	624,508	—	587,551	624,508	—	1,212,059	734
Circle K — Lanett, AL	455,000	1,645,155	4,693,079	—	1,645,155	4,693,079	—	6,338,234	5,405
Circle K — North Monroe, LA	780,000	816,271	1,375,497	—	816,271	1,375,497	—	2,191,768	1,486
Circle K — Akron (Market), OH	720,000	538,889	832,441	—	538,889	832,441	—	1,371,330	931
Circle K — Akron (Ridgewood), OH	640,000	434,723	385,679	—	434,723	385,679	—	820,402	461
Circle K — Akron (Manchester), OH	840,000	304,195	944,821	—	304,195	944,821	—	1,249,016	1,075
Circle K — Barberton (31st), OH	480,000	388,644	1,518,890	—	388,644	1,518,890	—	1,907,534	1,693
Circle K — Charlotte (Sharon), NC	1,000,000	662,880	733,756	—	662,880	733,756	—	1,396,636	805
Circle K — Savannah (Johnny Mercer), GA	740,000	550,737	480,323	—	550,737	480,323	—	1,031,060	551
Circle K — Columbus (Buena Vista), GA	770,000	575,722	622,956	—	575,722	622,956	—	1,198,678	720
Circle K — Columbus (Airport), GA	730,000	569,126	455,487	—	569,126	455,487	—	1,024,613	526
Circle K — Opelika (Columbus), AL	1,160,000	828,976	967,667	—	828,976	967,667	—	1,796,643	1,168
Circle K — Baton Rouge (Burbank), LA	470,000	538,452	707,803	—	538,452	707,803	—	1,246,255	797
Circle K — West Monroe (503), LA	750,000	918,039	660,056	—	918,039	660,056	—	1,578,095	739
Circle K — Copley, OH	590,000	336,475	691,504	—	336,475	691,504	—	1,027,979	816
Circle K — Akron (Albrecht), OH	570,000	400,498	907,791	—	400,498	907,791	—	1,308,289	994
Circle K — Akron (Arlington), OH	720,000	434,330	834,092	—	434,330	834,092	—	1,268,422	944
Circle K — Kent, OH	500,000	223,280	677,908	—	223,280	677,908	—	901,188	756
Circle K — Huntersville, NC	1,030,000	680,452	715,938	—	680,452	715,938	—	1,396,390	787
Circle K — Springdale, SC	860,000	368,030	609,057	—	368,030	609,057	—	977,087	667
Circle K — Charleston, SC	1,330,000	1,182,471	757,823	—	1,182,471	757,823	—	1,940,294	818
Circle K — Port Wentworth, GA	1,150,000	945,020	861,381	—	945,020	861,381	—	1,806,401	1,038

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Circle K — Columbus (Warm Springs), GA	940,000	2,084,773	2,949,242	—	2,084,773	2,949,242	—	5,034,015	3,184
Circle K — Baton Rouge (Jefferson), LA	510,000	770,306	599,689	—	770,306	599,689	—	1,369,995	673
Circle K — Cuyahoga Falls (State), OH	490,000	327,186	612,654	—	327,186	612,654	—	939,840	692
Circle K — Akron (940 Arlington), OH	580,000	362,304	1,062,076	—	362,304	1,062,076	—	1,424,380	1,192
Circle K — Akron (Exchange), OH	750,000	558,587	899,886	—	558,587	899,886	—	1,458,473	996
Circle K — Bedford, OH	660,000	415,723	707,962	—	415,723	707,962	—	1,123,685	785
Circle K — Columbia (Hardscrabble), SC	900,000	586,826	776,884	—	586,826	776,884	—	1,363,710	841
Circle K — El Paso (Mesa), TX	610,000	684,282	821,064	—	684,282	821,064	—	1,505,346	915
Circle K — Valley, AL	800,000	512,489	732,695	—	512,489	732,695	—	1,245,184	819
Circle K — Midland (Beaver Run), GA	1,240,000	1,066,023	1,099,119	—	1,066,023	1,099,119	—	2,165,142	1,242
Circle K — Columbus (Whiteville), GA	1,600,000	1,394,497	1,038,581	—	1,394,497	1,038,581	—	2,433,078	1,128
Circle K — Baton Rouge (Floynell), LA	670,000	551,145	686,306	—	551,145	686,306	—	1,237,451	758
Circle K — Akron (Darrow), OH	640,000	544,121	849,155	—	544,121	849,155	—	1,393,276	949
Circle K — Barberton (Wooster), OH	1,140,000	519,746	1,167,757	—	519,746	1,167,757	—	1,687,503	1,296
Circle K — Norton, OH	730,000	374,116	1,429,650	—	374,116	1,429,650	—	1,803,766	1,587
Circle K — Willoughby, OH	610,000	390,046	1,000,615	—	390,046	1,000,615	—	1,390,661	1,098
Circle K — Columbia (Garners), SC	1,080,000	645,130	738,558	—	645,130	738,558	—	1,383,688	806
Circle K — El Paso (Zaragosa), TX	1,090,000	967,015	764,167	—	967,015	764,167	—	1,731,182	840
Circle K — Martinez, GA	630,000	506,294	701,738	—	506,294	701,738	—	1,208,032	789
Circle K — Pine Mountain, GA	600,000	743,979	3,016,456	—	743,979	3,016,456	—	3,760,435	3,293
Circle K — Beaufort, SC	830,000	745,425	662,600	—	745,425	662,600	—	1,408,025	725
Circle K — West Monroe (1602), LA	850,000	538,234	1,126,689	—	538,234	1,126,689	—	1,664,923	1,223
Circle K — Akron (Main), OH	600,000	329,927	1,288,445	—	329,927	1,288,445	—	1,618,372	1,454
Circle K — Akron (Brown), OH	640,000	328,579	706,648	—	328,579	706,648	—	1,035,227	854
Circle K — Canton (12th St.) , OH	555,000	458,570	878,332	—	458,570	878,332	—	1,336,902	1,021
Circle K — Maple Heights, OH	760,000	524,311	1,051,968	—	524,311	1,051,968	—	1,576,279	1,194
Circle K — Brookpark, OH	690,000	471,579	818,676	—	471,579	818,676	—	1,290,255	893
Circle K — Charlotte (Sugar Creek), SC	1,030,000	622,719	603,360	—	622,719	603,360	—	1,226,079	664
Circle K — Mobile (Airport) , AL	860,000	516,231	651,095	—	516,231	651,095	—	1,167,326	768
Circle K — Bluffton , SC	1,230,000	1,075,131	777,276	—	1,075,131	777,276	—	1,852,407	874
Circle K — Macon (Arkwright), GA	560,000	421,989	675,391	—	421,989	675,391	—	1,097,380	752
Circle K — Mobile (Moffett) , AL	655,000	475,095	374,168	—	475,095	374,168	—	849,263	447
Circle K — Shreveport, LA	620,000	516,741	1,074,317	—	516,741	1,074,317	—	1,591,058	1,179
Circle K — Seville, OH	1,300,000	642,351	1,988,521	—	642,351	1,988,521	—	2,630,872	2,163

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Initial Costs to Company				Gross Amount at Which Carried at December 31, 2007 (2)(3)(5)
				Real			Real
				Estate			Estate
				Assets			Assets
				Under			Under
			Buildings	Direct		Buildings	Direct
			and	Financing		and	Financing		Accumulated
Description(1)	Encumbrances	Land	Improvements	Lease	Land	Improvements	Lease	Total	Depreciation(4)(6)

Circle K — Barberton (5th St.), OH	630,000	283,147	1,067,007	—	283,147	1,067,007	—	1,350,154	1,165
Circle K — Fairlawn, OH	800,000	480,209	818,471	—	480,209	818,471	—	1,298,680	924
Circle K — Canton (Tuscarwas), OH	1,130,000	730,449	1,338,809	—	730,449	1,338,809	—	2,069,258	1,487
Circle K — Northfield , OH	990,000	828,606	1,564,058	—	828,606	1,564,058	—	2,392,664	1,694
Circle K — Columbia (Lumpkin), GA	800,000	526,133	755,965	—	526,133	755,965	—	1,282,098	866
Circle K — Opelika (2nd
Avenue), AL	630,000	777,682	1,590,353	—	777,682	1,590,353	—	2,368,035	1,779
Circle K — Albuquerque, NM	650,000	748,155	625,571	—	748,156	625,571	—	1,373,727	683
Circle K — North Augusta, SC	590,000	379,748	678,356	—	379,749	678,356	—	1,058,105	744
Circle K — Bossier City, LA	780,000	754,834	771,156	—	754,835	771,156	—	1,525,991	838
Walgreens — Cincinnati (Seymour), OH	—	756,068	2,586,696	—	756,069	2,586,695	—	3,342,764	2,901

TOTAL					$416,230,740	$1,132,590,492	$57,901,121	$1,606,722,353	$24,883,316

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

Tractor Supply — Parkersburg, WV	September 26, 2005	2005	0 to 40 years
Walgreens — Brainerd, MN	October 5, 2005	2000	0 to 40 years
Rite Aid — Alliance, OH	October 20, 2005	1996	0 to 40 years
La-Z-Boy — Glendale, AZ	October 25, 2005	2001	0 to 40 years
Walgreens — Florissant, MO	November 2, 2005	2001	0 to 40 years
Walgreens (Gravois Rd) — St. Louis, MO	November 2, 2005	2001	0 to 40 years
Walgreens (Telegraph Rd) — St. Louis, MO	November 2, 2005	2001	0 to 40 years
Walgreens — Olivette, MO	November 22, 2005	2001	0 to 40 years
Walgreens — Columbia, MO	November 22, 2005	2002	0 to 40 years
CVS — Alpharetta, GA	December 1, 2005	1998	0 to 40 years
Lowe’s — Enterprise, AL	December 1, 2005	1995	0 to 40 years
CVS — Richland Hills, TX	December 8, 2005	1997	0 to 40 years
FedEx Package Distribution Center — Rockford, IL	December 9, 2005	1994	0 to 40 years
Plastech — Auburn Hills, MI	December 15, 2005	1995	0 to 40 years
Academy Sports — Macon, GA	January 6, 2006	2005	0 to 40 years
David’s Bridal — Lenexa, KS	January 11, 2006	2005	0 to 40 years
Staples — Crossville, TN	January 26, 2006	2001	0 to 40 years
Rite Aid — Enterprise, AL	January 26, 2006	2005	0 to 40 years
Rite Aid — Wauseon, OH	January 26, 2006	2005	0 to 40 years
Rite Aid — Saco, ME	January 27, 2006	1997	0 to 40 years
Wadsworth Boulevard — Denver, CO	February 6, 2006	1991	0 to 40 years
Mountainside Fitness — Chandler, AZ	February 9, 2006	2001	0 to 40 years
Drexel Heritage — Hickory, NC	February 24, 2006	1963	0 to 40 years
Rayford Square — Spring, TX	March 2, 2006	1973	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

CVS — Portsmouth (Scioto Trail), OH	March 8, 2006	1997	0 to 40 years
Wawa — Hockessin, DE	March 29, 2006	2000	0 to 40 years
Wawa — Manahawkin, NJ	March 29, 2006	2000	0 to 40 years
Wawa — Narberth, PA	March 29, 2006	2000	0 to 40 years
CVS — Lakewood, OH	April 20, 2006	1996	0 to 40 years
Rite Aid — Fremont, OH	April 27, 2006	1997	0 to 40 years
Rite Aid — Cleveland, OH	April 27, 2006	1997	0 to 40 years
Walgreens — Knoxville, TN	May 8, 2006	2000	0 to 40 years
Conns — San Antonio, TX	May 26, 2006	2002	0 to 40 years
Rite Aid — Defiance, OH	May 26, 2006	2005	0 to 40 years
CVS — Madison, MS	May 26, 2006	2004	0 to 40 years
Dollar General — Crossville, TN	June 2, 2006	2006	0 to 40 years
Dollar General — Ardmore, TN	June 9, 2006	2005	0 to 40 years
Dollar General — Livingston, TN	June 12, 2006	2006	0 to 40 years
Wehrenberg Theatre — Arnold, MO	June 14, 2006	1998	0 to 40 years
Sportsmans Warehouse — Wichita, KS	June 27, 2006	2006	0 to 40 years
CVS — Portsmouth, OH	June 28, 2006	1997	0 to 40 years
Advance Auto — Greenfield, IN	June 29, 2006	2003	0 to 40 years
Advance Auto — Trenton, OH	June 29, 2006	2003	0 to 40 years
Rite Aid — Lansing, MI	June 29, 2006	1950	0 to 40 years
Advance Auto — Columbia Heights, MN	July 6, 2006	2005	0 to 40 years
Advance Auto — Fergus Falls, MN	July 6, 2006	2005	0 to 40 years
CVS — Okeechobee, FL	July 7, 2006	2001	0 to 40 years
Office Depot — Dayton, OH	July 7, 2006	2005	0 to 40 years
CVS — Orlando, FL	July 12, 2006	2005	0 to 40 years
Office Depot — Greenville, MS	July 12, 2006	2000	0 to 40 years
Advance Auto — Holland Township, MI	July 12, 2006	2006	0 to 40 years
Advance Auto — Holland, MI	July 12, 2006	2006	0 to 40 years
Advance Auto — Zeeland, MI	July 12, 2006	2006	0 to 40 years
Office Depot — Warrensburg, MO	July 19, 2006	2001	0 to 40 years
CVS — Gulfport, MS	August 10, 2006	2000	0 to 40 years
Advance Auto — Grand Forks, ND	August 15, 2006	2005	0 to 40 years
CVS — Clinton, NY	August 24, 2006	2006	0 to 40 years
Oxford Theater Co. — Oxford, MS	August 31, 2006	2006	0 to 40 years
Advance Auto — Duluth, MN	September 8, 2006	2006	0 to 40 years
Walgreens — Picayune, MS	September 15, 2006	2006	0 to 40 years
Kohl’s — Wichita, KS	September 27, 2006	1996	0 to 40 years
Lowe’s — Midland, TX	September 27, 2006	1996	0 to 40 years
Lowe’s — Lubbock, TX	September 27, 2006	1996	0 to 40 years
Advance Auto — Rainsville, AL	September 29, 2006	2005	0 to 40 years
Advance Auto — Grand Bay, AL	September 29, 2006	2005	0 to 40 years
Advance Auto — Hurley, MS	September 29, 2006	2005	0 to 40 years
Gold’s Gym — O’Fallon, IL	September 29, 2006	2005	0 to 40 years
Rite Aid — Glassport, PA	October 4, 2006	2006	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

David’s Bridal — Topeka, KS	October 13, 2006	2006	0 to 40 years
Rite Aid — Hanover, PA	October 17, 2006	2006	0 to 40 years
American TV & Appliance — Peoria, IL	October 23, 2006	2003	0 to 40 years
Tractor Supply — La Grange, TX	November 6, 2006	2006	0 to 40 years
Staples — Peru, IL	November 10, 2006	1998	0 to 40 years
FedEx — Council Bluffs, IA	November 15, 2006	1999	0 to 40 years
FedEx — Edwardsville, KS	November 15, 2006	1999	0 to 40 years
CVS — Glenville Scotia, NY	November 16, 2006	2006	0 to 40 years
Advance Auto — Ashland, KY	November 17, 2006	2006	0 to 40 years
Advance Auto — Jackson, OH	November 17, 2006	2005	0 to 40 years
Advance Auto — New Boston, OH	November 17, 2006	2005	0 to 40 years
Advance Auto — Scottsburg, IN	November 17, 2006	2006	0 to 40 years
Tractor Supply — Livingston, TN	November 20, 2006	2006	0 to 40 years
Office Depot — Benton, AR	November 21, 2006	2001	0 to 40 years
Old Time Pottery — Fairview Heights, IL	November 21, 2006	1979	0 to 40 years
Tractor Supply — New Braunfels, TX	November 22, 2006	2006	0 to 40 years
Infiniti — Davie, FL	November 30, 2006	2006	0 to 40 years
Tractor Supply — Crockett, TX	December 1, 2006	2006	0 to 40 years
Office Depot — Oxford, MS	December 1, 2006	2006	0 to 40 years
Mercedes Benz — Atlanta, GA	December 15, 2006	2000	0 to 40 years
Dick’s Sporting Goods — Amherst, NY	December 20, 2006	1986	0 to 40 years
Chili’s — Paris, TX	December 28, 2006	1999	0 to 40 years
Staples — Clarksville, IN	December 29, 2006	2006	0 to 40 years
HOM Furniture — Fargo, ND	January 4, 2007	2004	0 to 40 years
La-Z-Boy — Newington, CT	January 5, 2007	2006	0 to 40 years
Advance Auto — Maryland Heights, MO	January 12, 2007	2005	0 to 40 years
Victoria Crossing — Victoria, TX	January 12, 2007	2006	0 to 40 years
Gordmans — Peoria, IL	January 18, 2007	2006	0 to 40 years
Academy Sports — Katy, TX	January 18, 2007	1976	0 to 40 years
One Pacific Place — Omaha, NE	February 6, 2007	1988	0 to 40 years
O’Reilly Auto — Dallas, TX	February 6, 2007	1970	0 to 40 years
Tractor Supply — Ankeny, IA	February 9, 2007	2006	0 to 40 years
ABX Air — Coventry, RI	February 14, 2007	1998	0 to 40 years
Office Depot — Enterprise, AL	February 27, 2007	2006	0 to 40 years
Office Max — Orangeburg, SC	February 28, 2007	1999	0 to 40 years
Northern Tool and Equipment — Blaine, MN	February 28, 2007	2006	0 to 40 years
Walgreens — Cincinnati, OH	March 6, 2007	2000	0 to 40 years
Walgreens — Madeira, OH	March 6, 2007	1998	0 to 40 years
Walgreens — Sharonville, OH	March 6, 2007	1998	0 to 40 years
AT&T — Beaumont, TX	March 19, 2007	1971	0 to 40 years
Walgreens — Shreveport, LA	March 23, 2007	1998	0 to 40 years
Cost-U-Less — St. Croix, USVI	March 26, 2007	2005	0 to 40 years
Gallina Centro — Collierville, TN	March 26, 2007	2000	0 to 40 years
Apria Healthcare — St. John, MO	March 28, 2007	1996	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

Logan’s Roadhouse — Johnson City, TN	March 28, 2007	1996	0 to 40 years
Logan’s Roadhouse — Fairfax, VA	March 28, 2007	1998	0 to 40 years
7500 Cottonwood Center — Jenison, MI	March 30, 2007	1993	0 to 40 years
Tractor Supply — Greenfield, MN	April 2, 2007	2006	0 to 40 years
Rite Aid — Lincolnton, NC	April 3, 2007	1998	0 to 40 years
Lincoln Place — Fairview Heights, IL	April 5, 2007	1998	0 to 40 years
Ashley Furniture — Amarillo, TX	April 6, 2007	1980	0 to 40 years
Pocatello Square — Pocatello, ID	April 6, 2007	2006	0 to 40 years
Tractor Supply — Marinette, WI	April 9, 2007	2006	0 to 40 years
Tractor Supply — Paw Paw, MI	April 9, 2007	2006	0 to 40 years
Staples — Greenville, SC	April 11, 2007	2007	0 to 40 years
Big 5 — Aurora, CO	April 11, 2007	2006	0 to 40 years
Rite Aid — Plains, PA	April 16, 2007	2006	0 to 40 years
Tractor Supply — Navasota, TX	April 18, 2007	2006	0 to 40 years
Sportsman’s Warehouse — DePere, WI	April 20, 2007	2004	0 to 40 years
Thrift Drug — Easton, PA	April 25, 2007	2005	0 to 40 years
Applebee’s — Santa Fe, NM	April 26, 2007	1997	0 to 40 years
Applebee’s — Augusta, GA	April 26, 2007	2005	0 to 40 years
Applebee’s — Columbus (Airport), GA	April 26, 2007	2006	0 to 40 years
Applebee’s — Albany, OR	April 26, 2007	2005	0 to 40 years
Applebee’s — Macon (Eisenhower), GA	April 26, 2007	1998	0 to 40 years
Applebee’s — Walla Walla, WA	April 26, 2007	2005	0 to 40 years
Applebee’s — Aurora, CO	April 26, 2007	1998	0 to 40 years
Applebee’s — Colorado Springs, CO	April 26, 2007	1998	0 to 40 years
Applebee’s — Columbus (Genetian), OH	April 26, 2007	2005	0 to 40 years
Applebee’s — Gallup, NM	April 26, 2007	2004	0 to 40 years
Applebee’s — Warner Robins, GA	April 26, 2007	1994	0 to 40 years
Applebee’s — Savannah, GA	April 26, 2007	1993	0 to 40 years
Applebee’s — Union Gap, WA	April 26, 2007	2004	0 to 40 years
Applebee’s — Loveland, CO	April 26, 2007	1997	0 to 40 years
Applebee’s — Littleton, CO	April 26, 2007	1990	0 to 40 years
Applebee’s — Longview, WA	April 26, 2007	2004	0 to 40 years
Applebee’s — Grand Junction, CO	April 26, 2007	1995	0 to 40 years
Applebee’s — Garden City, CA	April 26, 2007	1998	0 to 40 years
Applebee’s — Fountain, CO	April 26, 2007	2005	0 to 40 years
Applebee’s — Aurora (Lliff Ave.), CO	April 26, 2007	1992	0 to 40 years
Applebee’s — Macon (Riverside), GA	April 26, 2007	1998	0 to 40 years
Applebee’s — Clovis, NM	April 26, 2007	2005	0 to 40 years
Walgreens — Bridgetown, OH	April 30, 2007	1998	0 to 40 years
Rite Aid — Fredericksburg, VA	May 2, 2007	2007	0 to 40 years
Tractor Supply — Fredericksburg, TX	May 7, 2007	2007	0 to 40 years
Sam’s Club — Anderson, SC	May 8, 2007	1993	0 to 40 years
Wal-Mart — New London, WI	May 9, 2007	1991	0 to 40 years
Walgreens — Dallas, TX	May 9, 2007	1996	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

Rite Aid — Lima, OH	May 14, 2007	2005	0 to 40 years
Rite Aid — Allentown, PA	May 15, 2007	2006	0 to 40 years
Staples — Warsaw, IN	May 17, 2007	1998	0 to 40 years
Rite Aid — Spartanburg, SC	May 17, 2007	1998	0 to 40 years
CVS — Florence, SC	May 17, 2007	1998	0 to 40 years
Walgreens — Harris County, TX	May 18, 2007	2000	0 to 40 years
Walgreens — Bryan, TX	May 18, 2007	2001	0 to 40 years
Wal-Mart — Spencer, IN	May 23, 2007	1987	0 to 40 years
Tractor Supply — Fairview, TN	May 25, 2007	2007	0 to 40 years
Walgreens — Gainesville, FL	June 1, 2007	1997	0 to 40 years
Borders — Rapid City, SD	June 1, 2007	1999	0 to 40 years
Borders — Reading, PA	June 1, 2007	1997	0 to 40 years
Chili’s — Fredericksburg, TX	June 5, 2007	1985	0 to 40 years
Tractor Supply — Baytown, TX	June 11, 2007	2007	0 to 40 years
Starbucks — Sedalia, MO	June 22, 2007	2006	0 to 40 years
Starbucks — Covington, TN	June 22, 2007	2007	0 to 40 years
Best Buy/Supervalue — Warwick, RI	June 27, 2007	1992	0 to 40 years
Rite Aid — Vineland, NJ	June 27, 2007	1997	0 to 40 years
Rite Aid — Mantua, NJ	June 27, 2007	1993	0 to 40 years
Academy Sports — Houston, TX	June 27, 2007	1995	0 to 40 years
Best Buy — Evanston, IL	June 27, 2007	1996	0 to 40 years
WinCo Foods — Eureka, CA	June 27, 2007	1960’s	0 to 40 years
Kroger — LaGrange, GA	June 28, 2007	1998	0 to 40 years
La-A-Boy — Kentwood, MI	June 28, 2007	1986	0 to 40 years
Tractor Supply — Prior Lake, MN	June 29, 2007	1991	0 to 40 years
Circuit City — Mesquite, TX	June 29, 2007	1996	0 to 40 years
Staples — Guntersville, AL	July 6, 2007	2001	0 to 40 years
Walgreens — Kansas City (63rd St.), MO	July 10, 2007	2000	0 to 40 years
Walgreens — Topeka, KS	July 10, 2007	1999	0 to 40 years
Walgreens — Kansas City (Independence), KS	July 11, 2007	1997	0 to 40 years
Walgreens — Kansas City (Linwood), MO	July 11, 2007	2000	0 to 40 years
Walgreens — Kansas City (Troost), MO	July 11, 2007	2000	0 to 40 years
Circuit City — Taunton, MA	July 13, 2007	2001	0 to 40 years
Circuit City — Groveland, FL	July 17, 2007	1999	0 to 40 years
Walgreens — Fort Worth, TX	July 17, 2007	1999	0 to 40 years
Kohl’s — Lake Zurich, IL	July 17, 2007	2000	0 to 40 years
EDS Information Systems — Salt Lake City, UT	July 17, 2007	1999	0 to 40 years
Lowe’s — Cincinnati, OH	July 17, 2007	1998	0 to 40 years
TelerX Marketing — Kings Mountain, NC	July 17, 2007	2007	0 to 40 years
Dickinson Theatres, Inc — Yukon, OK	July 17, 2007	2007	0 to 40 years
Academy Sports — Houston (Southwest), TX	July 19, 2007	1996	0 to 40 years
Academy Sports — North Richland Hills, TX	July 19, 2007	1996	0 to 40 years
Academy Sports — Houston (Breton), TX	July 19, 2007	1995	0 to 40 years
Academy Sports — Baton Rouge, LA	July 19, 2007	1996	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

Rite Aid — Del City, OK	July 19, 2007	1998	0 to 40 years
Rite Aid — Amarillo, TX	July 19, 2007	1994	0 to 40 years
Rite Aid — Mableton, GA	July 19, 2007	1994	0 to 40 years
Rite Aid — Chattanooga, TN	July 19, 2007	1997	0 to 40 years
Dave and Buster’s — Addison, IL	July 19, 2007	2006	0 to 40 years
Long John Silvers — Houston, TX	July 19, 2007	2004	0 to 40 years
Taco Bell — Princeton, IN	July 19, 2007	1992	0 to 40 years
Taco Bell — Robinson, IN	July 19, 2007	1994	0 to 40 years
Taco Bell — Brazil, IN	July 19, 2007	1996	0 to 40 years
Taco Bell — Washington, IN	July 19, 2007	1995	0 to 40 years
Taco Bell — Vincennes, IN	July 19, 2007	2000	0 to 40 years
Taco Bell — Henderson, KY	July 19, 2007	1992	0 to 40 years
Taco Bell — Martinsville, IN	July 19, 2007	1986	0 to 40 years
Taco Bell — Anderson, IN	July 19, 2007	1995	0 to 40 years
Taco Bell — Spencer, IN	July 19, 2007	1999	0 to 40 years
FedEx — Peoria, IL	July 20, 2007	1997	0 to 40 years
Gold’s Gym — St. Peters, MO	July 31, 2007	2007	0 to 40 years
FedEx — Walker, MI	August 8, 2007	2001	0 to 40 years
Wal-Mart — Bay City, TX	August 14, 2007	1990	0 to 40 years
Walgreens — Richmond, VA	August 17, 2007	1997	0 to 40 years
Home Depot — Bedford Park, IL	August 21, 2007	1992	0 to 40 years
Circuit City — Aurora, CO	August 22, 2007	1995	0 to 40 years
24 Hour Fitness — Olathe, KS	August 24, 2007	2007	0 to 40 years
Walgreens — Dallas, TX	August 27, 2007	1997	0 to 40 years
Gold’s Gym — O’Fallon, MS	August 29, 2007	2007	0 to 40 years
Wal-Mart — Washington, IL	September 10, 2007	1989	0 to 40 years
Wal-Mart — Borger, TX	September 12, 2007	1991	0 to 40 years
Broadview Village Square — Broadview , IL	September 14, 2007	1994	0 to 40 years
Chambers Corners — Wayland, MI	September 19, 2007	2000	0 to 40 years
Ashley Furniture — Anderson, SC	September 28, 2007	2006	0 to 40 years
Best Buy — Fayetteville, NC	October 4, 2007	1999	0 to 40 years
Massard Farms — Fort Smith, AR	October 11, 2007	2001	0 to 40 years
Wal-Mart — Whiteville, NC	October 11, 2007	1988	0 to 40 years
Staples — Moraine, OH	October 12, 2007	2006	0 to 40 years
Wickes Furniture — Chicago, IL	October 17, 2007	2007	0 to 40 years
Walgreens — Brentwood, TN	October 17, 2007	2006	0 to 40 years
Starbucks — Bowling Green, KY	October 23, 2007	2007	0 to 40 years
Walgreens — Harriman, TN	October 24, 2007	2007	0 to 40 years
Starbucks — Shawnee, OK	October 31, 2007	2006	0 to 40 years
Station Casinos — Las Vegas, NV	November 1, 2007	2007	0 to 40 years
Starbucks — Oklahoma City, OK	November 20, 2007	2007	0 to 40 years
Starbucks — Powell, TN	November 26, 2007	2007	0 to 40 years
Starbucks — Seymour, TN	November 26, 2007	2007	0 to 40 years
Starbucks — Chattanooga, TN	November 26, 2007	2007	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

Starbucks — Maryville, TN	November 26, 2007	2007	0 to 40 years
Walgreens — Beverly Hills, TX	December 5, 2007	1998	0 to 40 years
Walgreens — Waco, TX	December 5, 2007	1998	0 to 40 years
Mealey’s Furniture — Maple Shade, NJ	December 12, 2007	1978	0 to 40 years
Allstate Insurance Company — Cross Plains, WI	December 7, 2007	1988	0 to 40 years
Circle K — Akron (Brittain), OH	December 20, 2007	1995	0 to 40 years
Circle K — Cuyahoga Falls (Port), OH	December 20, 2007	1995	0 to 40 years
Circle K — Cleveland , OH	December 20, 2007	2002	0 to 40 years
Circle K — Akron (Cuyahoga), OH	December 20, 2007	1998	0 to 40 years
Circle K — Augusta, GA	December 20, 2007	1985	0 to 40 years
Circle K — Auburn, AL	December 20, 2007	1990	0 to 40 years
Circle K — El Paso (Americas), TX	December 20, 2007	1999	0 to 40 years
Circle K — Fort Mill, SC	December 20, 2007	1999	0 to 40 years
Circle K — Mount Pleasant, SC	December 20, 2007	1978	0 to 40 years
Circle K — Goose Creek, SC	December 20, 2007	1983	0 to 40 years
Circle K — Akron (West Market), OH	December 20, 2007	2000	0 to 40 years
Circle K — Akron (Waterloo), OH	December 20, 2007	2001	0 to 40 years
Circle K — Parma, OH	December 20, 2007	2002	0 to 40 years
Circle K — Twinsburg, OH	December 20, 2007	1983	0 to 40 years
Circle K — Cuyahoga Falls (Bath), OH	December 20, 2007	2002	0 to 40 years
Circle K — Charlotte (Independence), NC	December 20, 2007	1996	0 to 40 years
Circle K — Savannah (King George), GA	December 20, 2007	1997	0 to 40 years
Circle K — Phenix City, AL	December 20, 2007	1999	0 to 40 years
Circle K — Macon (Riverside), GA	December 20, 2007	1974	0 to 40 years
Circle K — Lanett, AL	December 20, 2007	1974	0 to 40 years
Circle K — North Monroe, LA	December 20, 2007	1986	0 to 40 years
Circle K — Akron (Market), OH	December 20, 2007	1995	0 to 40 years
Circle K — Akron (Ridgewood), OH	December 20, 2007	1969	0 to 40 years
Circle K — Akron (Manchester), OH	December 20, 2007	1994	0 to 40 years
Circle K — Barberton (31st), OH	December 20, 2007	1991	0 to 40 years
Circle K — Charlotte (Sharon), NC	December 20, 2007	1997	0 to 40 years
Circle K — Savannah (Johnny Mercer), GA	December 20, 2007	1990	0 to 40 years
Circle K — Columbus (Buena Vista), GA	December 20, 2007	1990	0 to 40 years
Circle K — Columbus (Airport), GA	December 20, 2007	1984	0 to 40 years
Circle K — Opelika (Columbus), AL	December 20, 2007	1988	0 to 40 years
Circle K — Baton Rouge (Burbank), LA	December 20, 2007	1976	0 to 40 years
Circle K — West Monroe (503), LA	December 20, 2007	1983	0 to 40 years
Circle K — Copley, OH	December 20, 2007	1993	0 to 40 years
Circle K — Akron (Albrecht), OH	December 20, 2007	1997	0 to 40 years
Circle K — Akron (Arlington), OH	December 20, 2007	1994	0 to 40 years
Circle K — Kent, OH	December 20, 2007	1994	0 to 40 years
Circle K — Huntersville, NC	December 20, 2007	1996	0 to 40 years
Circle K — Springdale, SC	December 20, 2007	1999	0 to 40 years
Circle K — Charleston, SC	December 20, 2007	1987	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

Circle K — Port Wentworth, GA	December 20, 2007	1991	0 to 40 years
Circle K — Columbus (Warm Springs), GA	December 20, 2007	1978	0 to 40 years
Circle K — Baton Rouge (Jefferson), LA	December 20, 2007	1970	0 to 40 years
Circle K — Cuyahoga Falls (State), OH	December 20, 2007	1972	0 to 40 years
Circle K — Akron (940 Arlington), OH	December 20, 2007	1991	0 to 40 years
Circle K — Akron (Exchange), OH	December 20, 2007	1996	0 to 40 years
Circle K — Bedford, OH	December 20, 2007	2000	0 to 40 years
Circle K — Columbia (Hardscrabble), SC	December 20, 2007	1997	0 to 40 years
Circle K — El Paso (Mesa), TX	December 20, 2007	1999	0 to 40 years
Circle K — Valley, AL	December 20, 2007	1974	0 to 40 years
Circle K — Midland (Beaver Run), GA	December 20, 2007	1995	0 to 40 years
Circle K — Columbus (Whiteville), GA	December 20, 2007	1995	0 to 40 years
Circle K — Baton Rouge (Floynell), LA	December 20, 2007	1977	0 to 40 years
Circle K — Akron (Darrow), OH	December 20, 2007	1994	0 to 40 years
Circle K — Barberton (Wooster), OH	December 20, 2007	2000	0 to 40 years
Circle K — Norton, OH	December 20, 2007	2001	0 to 40 years
Circle K — Willoughby, OH	December 20, 2007	1986	0 to 40 years
Circle K — Columbia (Garners), SC	December 20, 2007	1993	0 to 40 years
Circle K — El Paso (Zaragosa), TX	December 20, 2007	1998	0 to 40 years
Circle K — Martinez, GA	December 20, 2007	1986	0 to 40 years
Circle K — Pine Mountain, GA	December 20, 2007	1999	0 to 40 years
Circle K — Beaufort, SC	December 20, 2007	1997	0 to 40 years
Circle K — West Monroe (1602), LA	December 20, 2007	1999	0 to 40 years
Circle K — Akron (Main), OH	December 20, 2007	2000	0 to 40 years
Circle K — Akron (Brown), OH	December 20, 2007	1950	0 to 40 years
Circle K — Canton (12th St.) , OH	December 20, 2007	1992	0 to 40 years
Circle K — Maple Heights, OH	December 20, 2007	1998	0 to 40 years
Circle K — Brookpark, OH	December 20, 2007	1998	0 to 40 years
Circle K — Charlotte (Sugar Creek), SC	December 20, 2007	1991	0 to 40 years
Circle K — Mobile (Airport) , AL	December 20, 2007	1987	0 to 40 years
Circle K — Bluffton , SC	December 20, 2007	1997	0 to 40 years
Circle K — Macon (Arkwright), GA	December 20, 2007	1993	0 to 40 years
Circle K — Mobile (Moffett) , AL	December 20, 2007	1988	0 to 40 years
Circle K — Shreveport , LA	December 20, 2007	1988	0 to 40 years
Circle K — Seville, OH	December 20, 2007	2003	0 to 40 years
Circle K — Barberton (5th St.), OH	December 20, 2007	1996	0 to 40 years
Circle K — Fairlawn, OH	December 20, 2007	1993	0 to 40 years
Circle K — Canton (Tuscarwas), OH	December 20, 2007	2000	0 to 40 years
Circle K — Northfield , OH	December 20, 2007	1983	0 to 40 years
Circle K — Columbia (Lumpkin), GA	December 20, 2007	1978	0 to 40 years
Circle K — Opelika (2nd Avenue), AL	December 20, 2007	1989	0 to 40 years
Circle K — Albuquerque, NM	December 20, 2007	1994	0 to 40 years
Circle K — North Augusta, SC	December 20, 2007	1999	0 to 40 years

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)

	Date	Date	Depreciation
Description	Acquired	Constructed	is Computed(6)

Circle K — Bossier City, LA	December 20, 2007	1987	0 to 40 years
Walgreens — Cincinnati (Seymour), OH	December 21, 2007	2000	0 to 40 years

(1)	At December 31, 2007, the Company owned 250 single tenant retail properties, 69 single tenant commercial properties, and 14 multi-tenant retail properties.

(2)	The aggregate cost for federal income tax purposes is $1,729,928,176

(3)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2007	2006	2005

Balance at beginning of period	$396,522,950	$81,344,139	$—
Additions
Acquisitions	1,213,047,319	315,178,811	81,344,139

Total additions	1,213,047,319	315,178,811	81,344,139

Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	2,847,916	—	—

Total Deductions	2,847,916	—	—

Balance at close of period	$1,606,722,353	$396,522,950	$81,344,139

(4)	The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2007	2006	2005

Balance at beginning of period	$4,547,932	$151,472	$—
Additions
Acquisitions	20,460,219	4,396,460	151,472

Total additions	20,460,219	4,396,460	151,472

Deductions
Cost of real estate sold	—	—	—
Impairment of real estate assets	124,835	—	—

Total Deductions	124,835	—	—

Balance at close of period	$24,883,316	$4,547,932	$151,472

(5)	In 2007, provisions for impairment were recorded on one property.

(6)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE ASSETS
December 31, 2007

				Final	Periodic			Carrying
			Interest	Maturity	Payment	Prior	Face Amount	Amount of
Mortgage Loans *	Description	Location	Rate	Date	Terms(1)	Liens	of Mortgages	Mortgages(2)

Cracker Barrel Notes	Retail	(3)	9.84%	8/1/2020	P & I	None	$45,033,676	$49,161,063
KFC Notes	Retail	(4)	10.47%	10/1/2020	P & I	None	20,463,822	23,272,133
O’Reilly Notes	Retail	(5)	8.60-9.35%	1/1/2021	P & I	None	12,882,493	14,666,428

							$78,379,991	$87,099,624

*	No individual mortgage loan exceeds 3 percent of the total of the carrying amount for all mortgage loans.

(1)	P & I = Principal and interest payments.

(2)	The aggregate cost for Federal income tax purposes is approximately $87.1 million.

(3)	The Cracker Barrel Notes are secured by 23 restaurant properties located in 16 states.

(4)	The KFC Notes are secured by 20 restaurant properties located in nine states.

(5)	The O’Reilly Notes are secured by 26 commercial retail properties located in two states.

The following shows changes in the carrying amounts of mortgage loans receivable during the period:

Balance at December 31, 2006	$—
Additions:
New mortgage loans	78,612,164
Premium on new mortgage loans and capitalized loan costs	8,798,550
Deductions:
Collections of principal	(232,173)
Amortization of premium and capitalized loan costs	(78,917)

Balance at December 31, 2007	$87,099,624

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
No.	Description

3.1	Fifth Articles of Amendment and Restatement, as corrected. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K (File No. 333-121094), filed on March 23, 2006).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 6, 2005).
3.3	Articles of Amendment to Fifth Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-11 (File No. 333-138444), filed on November 3, 2006).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page. (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).
4.2	Form of Additional Investment Subscription Agreement. (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).
10.1	2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-11 (File No. 333-121094), filed on December 9, 2004).
10.2	Form of Stock Option Agreement under 2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s pre-effective amendment to Form S-11 (File No. 333-121094), filed on April 11, 2005).
10.3	Amended and Restated Property Management and Leasing Agreement, dated September 16, 2005, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Fund Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.4	Amended and Restated Advisory Agreement, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.5	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.6	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).
10.7	First Amendment to Amended and Restated Advisory Agreement, dated April 17, 2006, between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on May 12, 2006).
10.8	Form of Dealer Manager Agreement. (Incorporated by reference to Exhibit 1.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on April 12, 2007).
10.9	Purchase Agreement between Cole AS Katy TX, LP and 44.385 Acres, Ltd. and Mason MSG, Ltd. pursuant to an Assignment of Agreement of Purchase and Sale Agreement dated January 17, 2007. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 000-51963), filed on March 20, 2007).
10.10	Promissory Note between Cole AS Katy TX, LP and Bear Stearns Commercial Mortgage, Inc. dated January 18, 2007. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 000-51963), filed on March 20, 2007).
10.11	First Amendment to Amended and Restated Property Management and Leasing Agreement, dated May 9, 2007, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).
10.12	First Amendment to Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated May 9, 2007, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.11 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).

Exhibit
No.		Description

14.1		Cole Credit Property Trust II, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K (file No. 000-51963), filed on March 23, 2006).
21.1		List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s POS AM (File No. 333-121094), filed on December 20, 2006).
31	.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.