Form 10-Q
period 2008-03-31
Cole Credit Property Trust II Inc
filed 2008-05-15
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 15, 2008, there were 130,375,412 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2008 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS:
Investment in real estate assets:
Land	$518,851,162	$412,947,887
Buildings and improvements, less accumulated depreciation of $33,413,640 and $24,075,228 at March 31, 2008 and December 31, 2007, respectively	1,267,174,564	1,090,362,000
Real estate assets under direct financing leases, less unearned income of $16,791,343 and $17,297,642 at March 31, 2008 and December 31, 2007, respectively	39,060,175	39,260,183
Acquired intangible lease assets, less accumulated amortization of $18,455,079 and $12,925,668 at March 31, 2008 and December 31, 2007, respectively	259,175,423	228,790,968
Real estate assets held for sale, less accumulated depreciation and accumulated amortization of $1,103,519 at December 31, 2007	—	22,991,474
Total investment in real estate assets	2,084,261,324	1,794,352,512

Investment in mortgage notes receivable, less accumulated amortization of $235,135 and $78,916 at March 31, 2008 and December 31, 2007, respectively	86,653,164	87,099,624
Cash and cash equivalents	24,136,022	43,517,178
Restricted cash	18,593,786	14,032,616
Rents and tenant receivables, less allowance for doubtful accounts of $759,729 and $521,615 at March 31, 2008 and December 31, 2007, respectively	9,926,223	8,098,152
Prepaid expenses and other assets	1,005,215	1,144,864
Deferred financing costs, less accumulated amortization of $2,831,153 and $2,271,724 at March 31, 2008 and December 31, 2007, respectively	19,672,500	19,452,888
Total assets	$2,244,248,234	$1,967,697,834
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$1,074,839,883	$1,037,981,538
Mortgage notes payable associated with assets held for sale	—	17,700,000
Mortgage notes payable to affiliates	32,000,000	—
Accounts payable and accrued expenses	7,556,507	7,776,943
Escrowed investor proceeds	17,352,928	12,737,969
Due to affiliates	39,024	1,504,849
Acquired below market lease intangibles, less accumulated amortization of $3,873,382 and $2,083,475 at March 31, 2008 and December 31, 2007, respectively	112,356,508	80,031,916
Distributions payable	6,662,473	5,434,275
Deferred rent and other liabilities	5,554,434	1,783,620
Total liabilities	1,256,361,757	1,164,951,110
Redeemable common stock	28,814,771	21,659,859
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 116,004,240 and 93,621,094 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,160,043	936,211
Capital in excess of par value	1,020,046,719	824,676,200
Accumulated distributions in excess of earnings	(62,135,056)	(44,525,546)
Total stockholders’ equity	959,071,706	781,086,865
Total liabilities and stockholders’ equity	$2,244,248,234	$1,967,697,834

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Rental and other income	$36,394,614	$11,776,758
Tenant reimbursement income	1,996,852	820,593
Earned income from direct financing leases	506,299	—
Interest income on mortgage notes receivable	1,782,496	—
Total revenue	40,680,261	12,597,351

Expenses:
General and administrative	969,217	314,069
Property operating expenses	2,700,878	1,029,571
Property and asset management fees	1,908,802	539,676
Depreciation	8,733,110	2,971,234
Amortization	4,634,593	1,300,031
Impairment of real estate assets	3,550,000	—
Total operating expenses	22,496,600	6,154,581
Operating income	18,183,661	6,442,770

Other income (expense):
Interest income	364,440	351,272
Interest expense	(17,961,448)	(5,109,315)
Total other expense	(17,597,008)	(4,758,043)
Net income	$586,653	$1,684,727

Net income per common share:
Basic and diluted	$0.01	$0.05

Weighted average number of common shares outstanding:
Basic	104,540,157	36,777,369
Diluted	104,542,514	36,777,559

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2007	93,621,094	$936,211	$824,676,200	$(44,525,546)	$781,086,865
Issuance of common stock	22,605,574	226,056	225,035,995	—	225,262,051
Distributions	—	—	—	(18,196,163)	(18,196,163)
Commissions on stock sales and related dealer manager fees	—	—	(19,148,007)	—	(19,148,007)
Other offering costs	—	—	(1,213,232)	—	(1,213,232)
Redemptions of common stock	(222,428)	(2,224)	(2,151,593)	—	(2,153,817)
Stock compensation expense	—	—	2,268	—	2,268
Redeemable common stock	—	—	(7,154,912)	—	(7,154,912)
Net income	—	—	—	586,653	586,653
Balance, March 31, 2008	116,004,240	$1,160,043	$1,020,046,719	$(62,135,056)	$959,071,706

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$586,653	$1,684,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,733,110	2,971,234
Amortization	5,266,010	1,566,265
Amortization of premiums on mortgage notes receivable	156,218	—
Stock compensation expense	2,268	13,865
Impairment of real estate assets	3,550,000	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	200,008	—
Rents and tenant receivables, net of allowance	(1,828,071)	(1,155,615)
Prepaid expenses and other assets	139,649	(79,135)
Accounts payable and accrued expenses	(220,436)	1,169,701
Deferred rent and other liabilities	2,304,989	1,336,904
Net cash provided by operating activities	18,890,398	7,507,946
Cash flows from investing activities:
Investment in real estate and related assets	(249,214,535)	(257,463,302)
Acquired intangible lease assets	(33,739,433)	(28,920,373)
Acquired below market lease intangibles	34,114,499	2,736,223
Acquisition costs related to investment in mortgage notes receivable	(87,284)	—
Collection of mortgage loans receivable	377,526	—
Restricted cash	(4,561,170)	(8,882,780)
Net cash used in investing activities	(253,110,397)	(292,530,232)
Cash flows from financing activities:
Proceeds from issuance of common stock	215,953,322	124,380,488
Offering costs on issuance of common stock	(20,361,239)	(10,960,757)
Redemptions of common stock	(2,153,817)	(111,110)
Distributions to investors	(7,659,236)	(2,485,276)
Proceeds from mortgage and affiliate notes payable	120,192,558	201,612,050
Repayment of mortgage and affiliate notes payable	(93,776,137)	(30,198,066)
Refund of loan deposits	—	2,382,520
Payment of loan deposits	—	(5,907,200)
Escrowed investor proceeds liability	4,614,959	8,967,780
Deferred financing costs paid	(1,971,567)	(2,489,021)
Net cash provided by financing activities	214,838,843	285,191,408
Net (decrease) increase in cash and cash equivalents	(19,381,156)	169,122
Cash and cash equivalents, beginning of period	43,517,178	37,566,490
Cash and cash equivalents, end of period	$24,136,022	$37,735,612
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$6,662,473	$2,255,891
Mortgage notes assumed in real estate acquisitions	$24,741,924	$—
Common stock issued through distribution reinvestment plan	$9,308,729	$2,764,440
Supplemental Cash Flow Disclosures:
Interest paid	$15,683,508	$4,271,791

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

Note 1 — Organization

Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation that was formed on September 29, 2004 to operate as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the affiliate advisor to the Company, is the sole limited partner and owner of approximately 0.01% (minority interest) of the partnership interests of Cole OP II.

As of March 31, 2008, the Company owned 377 properties comprising approximately 13.0 million square feet of single and multi-tenant commercial space located in 45 states and the U.S. Virgin Islands. As of March 31, 2008, approximately 99% of the rentable square feet of these properties was leased. As of March 31, 2008, the Company also owned 69 mortgage notes receivable, with an aggregate receivable balance of approximately $86.7 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.

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

The Company commenced its principal operations on September 23, 2005, when it issued the initial 486,000 shares of its common stock in the Initial Offering. Prior to such date, the Company was considered a development stage company. The Company terminated the Initial Offering on May 22, 2007. As of the close of business on May 22, 2007, the Company had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the DRIP, resulting in gross offering proceeds to the Company of approximately $547.4 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the DRIP.  All unsold shares in the Initial Offering have been deregistered.

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”) (collectively with the Initial Offering, the “Offerings”). The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the Company’s DRIP. As of March 31, 2008, the Company had accepted subscriptions for 61,595,297 shares of its common stock in the Follow-on Offering, resulting in gross proceeds to the Company of approximately $614.4 million. Combined with the gross proceeds from the Initial Offering, the Company had aggregate gross proceeds from the Offerings of approximately $1.2 billion as of March 31, 2008, before offering costs, selling commissions, and dealer management fees of approximately $107.7 million. As of March 31, 2008, the Company was authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

As of May 15, 2008, the Company had received approximately $1.3 billion in gross offering proceeds through the issuance of 131,054,244 shares of its common stock in the Offerings. As of May 15, 2008, shares equal to approximately $517.3 million (51.7 million shares) remained available for sale to the public, exclusive of shares available under the DRIP.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)

March 31, 2008

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, and related notes thereto set forth in the Company’s Annual Report filed on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash is escrowed investor proceeds of approximately $17.4 million and approximately $12.7 million of offering proceeds for which shares of common stock had not been issued as of March 31, 2008 and December 31, 2007, respectively. Restricted cash also includes approximately $807,000 and approximately $728,000 as of March 31, 2008 and December 31, 2007, respectively, which is restricted to fund capital expenditures for the Company’s real estate investment properties. Restricted cash also includes approximately $433,000 and approximately $566,000 as of March 31, 2008 and December 31, 2007, respectively, of lender reserves to be used for tenant improvements and leasing commissions.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of March 31, 2008 and December 31, 2007, the Company had issued approximately 3.5 million and approximately 2.5 million shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $33.2 million and approximately $23.8 million under its DRIP, respectively, which are recorded as redeemable common stock in the respective condensed consolidated balance sheets. As of March 31, 2008, the Company had redeemed approximately 449,000 shares of common stock for a cost of approximately $4.3 million. As of December 31, 2007, the Company had redeemed 227,000 shares of common stock for a cost of approximately $2.2 million.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has two operating segments, (i) commercial properties and (ii) mortgage loans. Commercial properties consist of activities related to investing in real estate including retail, office, and distribution properties. The Company’s commercial properties generate rental revenue and other income through the leasing of the properties, which comprised 95.6% and 100% of the Company’s total consolidated revenues for each of the three months ended March 31, 2008 and 2007, respectively. Although the Company’s commercial properties are geographically diversified throughout the United States, management evaluates operating performance on an individual property level, therefore the Company’s properties have been aggregated into one reportable segment. In addition, the Company has not presented separate financial information for the investment in mortgage notes receivable because its results of operations are not material to the Company’s consolidated financial statements as a whole. For the three months ended March 31, 2008, the interest income from investment in mortgage notes receivable accounted for approximately 4.4% of the Company’s consolidated revenue. For the three months ended March 31, 2008, net income from investment in mortgage notes receivable accounted for approximately 2.3% of consolidated net income. Mortgage notes receivable accounted for 3.9% of the Company’s consolidated assets as of March 31, 2008. There were no mortgage notes receivable recorded during the year ended December 31, 2007, or related interest income for the three months ended March 31, 2007.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)

March 31, 2008

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

The Company continually monitors the performance of its properties, including their demographics, potential current capital appreciation, and tenants and may identify properties to dispose based on such performance characteristics. During the three months ended September 30, 2007, the Company identified one property based on such performance characteristics that it elected to market for sale. Therefore, as of September 30, 2007, the Company reclassified its consolidated statements of operations to reflect income and expenses for the property held for sale as discontinued operations and reclassified its consolidated balance sheets to reflect assets related to such property as held for sale.

On February 1, 2008, the held for sale property’s tenant filed for Chapter 11 bankruptcy protection and, as a result, the Company elected to no longer market the property for sale. Accordingly, the Company no longer classified the property as a discontinued operation within its consolidated statements of operations or its consolidated balance sheet at December 31, 2007. The Company reclassified the property as held for investment during the three months ended March 31, 2008. The Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of approximately $3.6 million during the three months ended March 31, 2008.  No impairment losses were recorded for the three months ended March 31, 2007.

Investment in Direct Financing Leases

The Company evaluates the leases associated with its real estate properties in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). For the Company’s real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, the Company records an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount the Company expects to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period. There were no write-downs recognized during the three months ended March 31, 2008 and 2007.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for the three months ended March 31, 2008 and 2007.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2008

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-1,“Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FSP SFAS 157-2,“Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS 157 are effective for the Company beginning January 1, 2008. The adoption of this guidance has not had a material impact on the Company’s condensed consolidated financial statements.

Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS No. 157. The three levels are as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2008.

	Balance at March 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Mortgage notes assumed in real estate acquisitions	$24,741,924	$—	$24,741,924	$—

Note 3 – Investment in Direct Financing Leases

The components of investment in direct financing leases as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008	December 31, 2007
Minimum lease payments receivable	$26,155,781	$26,862,088
Estimated residual value of leased assets	29,695,737	29,695,737
Deferred incremental direct costs	—	—
Unearned income	(16,791,343)	(17,297,642)
Total	$39,060,175	$39,260,183

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2008

Note 4 — Real Estate Acquisitions

During the three months ended March 31, 2008, the Company acquired a 100% interest in 44 commercial properties for an aggregate purchase price of approximately $266.3 million. In addition to cash from net proceeds of the Offerings, the Company financed the acquisitions with approximately $120.2 million of mortgage loans and the assumption of approximately $24.7 of mortgage loans. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties, including aggregate acquisition costs of approximately $7.3 million, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $102.7 million to land, approximately $171.3 million to building and improvements, approximately $31.8 million to acquired in-place leases, approximately $34.1 million to acquired below-market leases, and approximately $1.9 million to acquired above-market leases during the three months ended March 31, 2008.

Note 5 – Investment in Mortgage Notes Receivable

As of March 31, 2008, the Company owned 69 mortgage notes receivable with an aggregate face value of approximately $78.0 million, which are secured by 43 restaurant properties and 26 retail properties (collectively, the “Mortgage Notes”). The receivable balance of approximately $86.7 million as of March 31, 2008 consists of the face value of the Mortgage Notes of approximately $78.0 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $235,000. The premium and acquisition costs will be amortized over the terms of each respective Mortgage Note using the effective interest rate method.  The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal is due each month at interest rates ranging from 8.60% to 10.47% per annum.

Note 6 — Notes Payable

As of March 31, 2008, the Company had 173 mortgage notes payable totaling approximately $1.1 billion. Of the total mortgage notes payable, the Company had approximately $961.6 million of fixed rate debt (the “Fixed Rate Debt”). The Fixed Rate Debt has interest rates ranging from 5.15% to 6.88%, with a weighted average interest rate of approximately 5.85%. The Fixed Rate Debt matures on various dates from July 2008 through October 2018. Each of the mortgage notes payable are secured by the respective property. The mortgage notes payable are generally non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts.

Of the total mortgage notes payable, the Company also had approximately $124.0 million of variable rate debt (the “Variable Rate Debt”), of which approximately $32.0 million are related party notes payable (see Note 8), which bears interest at variable rates equal to the one-month LIBOR rate plus 150 to 200 basis points. The Variable Rate Debt matures on various dates from May 2008 through August 2009. The Company repaid approximately $14.7 million of the Variable Rate Debt in April 2008.

Of the total mortgage notes payable, the Company had approximately $21.2 million outstanding under a revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 150 basis points and matures in September 2008. During the three months ended March 31, 2008, the Company repaid approximately $22.2 million on two revolving lines of credit, which matured during the three months ended March 31, 2008. As of March 31, 2008, no additional amounts were available under the remaining revolving line of credit.

Note 7 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2008

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. As of March 31, 2008, the Company owned certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated results of operations, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated results of operations.

Note 8 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, Cole Capital will receive 2.0% of gross proceeds from the Offerings, before reallowance to participating broker dealers, as a dealer manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect to shares sold under the DRIP. During the three months ended March 31, 2008 and 2007, the Company paid approximately $19.1 million and approximately $10.3 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $15.8 million and approximately $9.2 million, respectively, was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of real property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 4.0% of the contract purchase price. The Company expects the acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three months ended March 31, 2008 and 2007, the Company reimbursed Cole Advisors II approximately $1.2 million and approximately $500,000, respectively, for organization and offering expenses in the Offerings. During the three months ended March 31, 2008 and 2007, the Company paid an affiliate of Cole Advisors II approximately $5.2 million and approximately $5.5 million for acquisition fees, respectively.

If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no finance coordination fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months ended March 31, 2008 and 2007, the Company paid Cole Advisors II approximately $982,000 and approximately $1.7 million for finance coordination fees, respectively.

The Company pays, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees equaled 2% of gross revenues plus leasing commissions at prevailing market rates during the three months ended March 31, 2008. In accordance with the property management agreement, the Company may pay Cole Realty Advisors up to (i) 2% of gross revenues from the Company’s single tenant properties and (ii) 4% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2008

management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months ended March 31, 2008 and 2007, the Company paid to Cole Realty Advisors approximately $693,000 and approximately $213,000 for property management fees, respectively.

The Company pays to Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three months ended March 31, 2008 and 2007, the Company paid to Cole Advisors II approximately $1.2 million and approximately $327,000 for asset management fees, respectively.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the three months ended March 31, 2008 and 2007, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

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

Upon termination of the advisory agreement with Cole Advisors II, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors II, a performance fee of 10% of the amount, if any, by which (i) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid if the Company has already paid or become obligated to pay Cole Advisors II the Subordinated Incentive Listing Fee.

The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the three months ended March 31, 2008, the Company reimbursed Cole Advisors II approximately $48,000 for such costs. During the three months ended March 31, 2007, the Company did not reimburse Cole Advisors II for any such costs.

At March 31, 2008 and December 31, 2007, the Company had approximately $39,000 and approximately $1.5 million, respectively, due to affiliates, which is payable to Cole Advisors II. As of March 31, 2008, amounts due to affiliates primarily consisted of property and asset management fees. As of December 31, 2007, amounts due to affiliates generally consisted of amounts payable to Cole Advisors II for acquisition and finance coordination fees and reimbursement of organization and offering costs.

On March 25, 2008, Cole OP II borrowed approximately $16.0 million from Series B, LLC and approximately $16.0 million from Series C, LLC, each of which are affiliates of the Company and the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain wholly-owned subsidiaries of Cole OP II. The loan proceeds were used to acquire properties with a purchase price of approximately $63.6 million, exclusive of closing costs. The loan bears interest at variable rates equal to the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest due in

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2008

full on March 31, 2009. The loan is generally non recourse to Cole OP II and can be prepaid at any time without penalty or premium. During the three months ended March 31, 2008, Cole OP II incurred approximately $32,000 in interest expense to affiliates under the aforementioned loans. During the three months ended March 31, 2007, no interest expense was incurred for related party transactions. The Company’s board of directors, including all of the independent directors, approved the loan as fair, competitive and commercially reasonable, and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.

During the three months ended March 31, 2008, Cole OP II acquired one property from Series D, LLC, an affiliate of the Company or the Company’s advisor. The acquisition was funded by net proceeds from the Company’s Offerings and the assumption of a loan secured by the property. All of the Company’s board of directors, including all of the independent directors, not otherwise interested in such transaction approved the transaction as fair and reasonable to the Company and at a price to the Company no greater than the cost of the asset to Series D, LLC. The cost of such asset to the Company did not exceed its current appraised value. During the three months ended March 31, 2007, Cole OP II acquired no properties from affiliates of the Company or the Company’s advisor.

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

Note 10 — New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, and how derivative instruments affect the entity’s financial position, operations, and cash flow. SFAS No. 161 is effective for financial statements issue for fiscal years beginning after November 15, 2008. The Company has not determined what impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP  142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not determined what impact, if any, the adoption of FSP 142-3will have on its consolidated financial statements.

Note 11 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually, which generally vest within one year. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2008 and December 31, 2007, the Company had granted options to purchase 30,000 shares, of which 20,000 are vested and 10,000 will vest during the three months ended June 30, 2008. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2008

      During the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation charges of approximately $2,000 and approximately $14,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

During the three months ended March 31, 2008 and 2007, no options to purchase shares were granted, no share options became vested, and no options were forfeited or exercised. As of March 31, 2008, options to purchase 30,000 shares at a weighted average exercise price of $9.13 per share remained outstanding with a weighted average contractual remaining life of approximately eight years. As of March 31, 2008, there was approximately $1,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through the quarter ended June 30, 2008.

Note 12 — Subsequent Events

Sale of Shares of Common Stock

As of May 15, 2008, the Company had raised approximately $1.3 billion of gross proceeds through the issuance of approximately 131.1 million shares of its common stock in its Offerings (including shares sold under the DRIP). As of May 15, 2008, approximately $517.3 million (51.7 million shares) remained available for sale to the public in the Follow-on Offering, exclusive of shares available under the DRIP. As of May 15, 2008, 76.2 million shares had been sold in the Follow-on Offering (including shares sold under DRIP).

Real Estate Acquisitions

Subsequent to March 31, 2008, the Company acquired a 100% interest in six commercial properties for an aggregate purchase price of approximately $40.2 million. The acquisitions were acquired with the use of cash from net proceeds of the Follow-On Offering. The Company allocated the purchase price of these properties, including aggregate acquisitions costs, to the fair market value of the assets acquired and liabilities assumed.

Mortgage Notes Payable

Subsequent to March 31, 2008, the Company repaid an aggregate of approximately $14.7 million of Variable Rate Debt related to one mortgage note payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our Risk Factors may be found under Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007 and the “Risk Factors” section of the registration statement relating to the Follow-on Offering (SEC Registration No. 333-138444), as supplemented and amended, each as filed with the Securities and Exchange Commission.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 89% and approximately 93% of total revenue during the three months ended March 31, 2008 and 2007, respectively. As approximately 99% of the rentable square feet at our properties is under lease, with an average remaining lease term of approximately 11.2 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenant by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2008, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total gross assets, was approximately 48%, with approximately 13% of the debt, or $145.2 million, subject to variable interest rates. We intend to manage our interest rate risk on our existing real estate portfolio by repaying approximately $145.2 million, of which approximately $14.7 million was repaid as of May 15, 2008, or 100% of our Variable Rate Debt, at or prior to its various maturity dates from May 1, 2008 through August 30, 2009. We expect to fund the repayments with net proceeds from the sale of our common stock. Additionally, as we continue to raise capital from the sale of our common stock in the Follow-on Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is generally determinable at the time we purchase the property, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.

The current mortgage lending and interest rate environment for real estate in general is uncertain. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or we may enter into interest rate lock agreements. We may also acquire a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a larger percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

As of March 31, 2008, we owned 287 single-tenant, freestanding retail properties, 74 single-tenant freestanding commercial properties, and 16 multi-tenant retail properties, of which approximately 99% of the rentable space was leased. During the three months ended March 31, 2008, we acquired 37 single-tenant, freestanding retail properties, five single-tenant, freestanding commercial properties and two multi-tenant retail properties (See Note 4 to the condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

As of March 31, 2008, we owned 377 commercial properties, of which approximately 99% of the rentable space was leased, compared to 115 commercial properties, of which approximately 100% of the rentable space was leased, at March 31, 2007, an increase of approximately 228%. Accordingly, our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 reflect significant increases in all categories.

Revenue. Revenue increased approximately $28.1 million, or 223%, to approximately $40.7 million for the three months ended March 31, 2008, compared to approximately $12.6 million for the three months ended March 31, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 89% and approximately 93% of total revenues during the three months ended March 31, 2008 and 2007, respectively.

Rental income increased approximately $24.6 million, or approximately 209%, to approximately $36.4 million for the three months ended March 31, 2008, compared to approximately $11.8 million for the three months ended March 31, 2007. Additionally, tenant reimbursement income increased approximately $1.2 million, or approximately 143%, to approximately $2.0 million for the three months ended March 31, 2008, compared to approximately $821,000 for the three months ended March 31, 2007. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 262 new properties after March 31, 2007.

Earned income from direct financing leases was approximately $506,000 for the three months ended March 31, 2008, with no earned income from direct financing leases recorded for the three months ended March 31, 2007. The increase was due to the acquisition of 13 properties accounted for as direct financing leases subsequent to March 31, 2007.

Interest income on mortgage notes receivable was approximately $1.8 million for the three months ended March 31, 2008, with no mortgage notes receivable interest income recorded for the three months ended March 31, 2007. We owned approximately $86.7 million of mortgage notes receivable during the three months ended March 31, 2008. The increase was due to the acquisition of 69 mortgage notes receivable subsequent to March 31, 2007. We had no mortgage notes receivable during the three months ended March 31, 2007.

General and Administrative Expenses. General and administrative expenses increased approximately $655,000, or approximately 209%, to approximately $969,000 for the three months ended March 31, 2008, compared to approximately $314,000 for the three months ended March 31, 2007. The increase was primarily due to increases in accounting fees and state franchise and income taxes due to the increase in the number of properties owned, from 115 properties at March 31, 2007 to 377 properties at March 31, 2008. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, organizational costs, and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $1.7 million, or approximately 162%, to approximately $2.7 million for the three months ended March 31, 2008, compared to approximately $1.0 million for the three months ended March 31, 2007. The increase was primarily due to the ownership of more properties during the three months ended March 31, 2008 than in the three months ended March 31, 2007, for which we pay certain operating expenses, which are mostly reimbursed by the tenant in accordance with the respective lease agreements. At March 31, 2008, we owned 16 multi-tenant shopping centers compared to eight at March 31, 2007. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the three months ended March 31, 2008, we paid to our property manager a property management and leasing fee in an amount equal to 2% of gross revenues. In accordance with the property management agreement, we may pay to Cole Realty (i) up to 2% of gross revenues from our single-tenant properties and (ii) up to 4% of gross revenues from our multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $1.4 million, or approximately 254%, to approximately $1.9 million for the three months ended March 31, 2008, compared to approximately $540,000 for the three months ended March 31, 2007. Property management fees increased approximately $480,000 to approximately $693,000 for the three months ended March 31, 2008 from approximately $213,000 for the three months ended March 31, 2007. The increase in property management fees was primarily due to an increase in rental income of approximately $24.6 million, to approximately $36.4 million for the three months ended March 31, 2008, from approximately $11.8 million for the three months ended March 31, 2007. Asset management fees increased approximately $889,000 to approximately $1.2 million for the three months ended March 31, 2008 from approximately $327,000 for the three months ended March 31, 2007. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $2.0 billion at March 31, 2008 from approximately $596.5 million at March 31, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $9.1 million, or approximately 213%, to approximately $13.4 million for the three months ended March 31, 2008, compared to approximately $4.3 million for the three months ended March 31, 2007. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $2.0 billion at March 31, 2008 from approximately $596.5 million at March 31, 2007. The increase in aggregate book value is due to the acquisition of 262 new properties subsequent to March 31, 2007.

Impairment of Real Estate Assets. Impairment on real estate assets was approximately $3.6 million for the three months ended March 31, 2008, with no impairment loss recorded for the three months ended March 31, 2007. The impairment was due to impairment losses recorded on one property during the three months ended March 31, 2008, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.

Interest Income. Interest income increased approximately $13,000, or approximately 4%, to approximately $364,000 during the three months ended March 31, 2008, compared to approximately $351,000 for the three months ended March 31, 2007. The increase was primarily due to higher average uninvested cash during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The average cash balance was approximately $33.6 million and approximately $29.9 million during the three months ended March 31, 2008 and 2007, respectively.

Interest Expense. Interest expense increased approximately $12.9 million, or approximately 252%, to approximately $18.0 million for the three months ended March 31, 2008, compared to approximately $5.1 million during the three months ended March 31, 2007. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the three months ended March 31, 2008 to approximately $1.1 billion from approximately $304.0 million during the three months ended March 31, 2007. The increase in average mortgage notes payable was due to our issuance of 88 new mortgage notes payable subsequent to March 31, 2007.

Our property acquisitions during the three months ended March 31, 2008 were financed in part with short-term and long-term notes payable as discussed in Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$586,653	$1,684,727
Add:
Depreciation of real estate assets	8,733,110	2,971,234
Amortization of lease related costs	4,634,593	1,300,031
Impairment of real estate assets	3,550,000	—
FFO	$17,504,356	$5,955,992

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $2.1 million and approximately $559,000 during the three months ended March 31, 2008 and 2007, respectively.

•	Amortization of deferred financing costs totaled approximately $1.8 million and approximately $292,000 during the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured or unsecured financings to complete future property acquisitions. As of March 31, 2008, we had received and accepted subscriptions for an aggregate of 116,473,612 shares (includes shares issued through DRIP) of common stock in our Offerings for gross proceeds of approximately $1.2 billion.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the sale of our common stock. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 9.1% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the sale of our common stock are initially paid by our advisor and reimbursed by us up to 1.5% of the capital raised by us in connection with our offering of shares of common stock. As of March 31, 2008, Cole Advisors II had paid approximately $9.6 million of offering and organization costs since the inception of the Initial Offering and we had reimbursed our advisor for approximately $9.6 million of such costs, of which approximately $59,000 was expensed as organizational costs.

Subsequent to March 31, 2008, we completed the acquisition of six single-tenant properties property for an aggregate purchase price of approximately $40.2 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Follow-on Offering.

On March 31, 2008, our board of directors declared a daily distribution of $ 0.00191257 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2008 and ending on June 30, 2008. The payment date for each record date in April 2008 will be in May 2008, the payment date for each record date in May 2008 will be in June 2008, and the payment date for each record date in June 2008 will be in July 2008.

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

As of March 31, 2008, we had cash and cash equivalents of approximately $24.1 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

As of March 31, 2008, we had approximately $1.1 billion of debt outstanding, consisting of approximately $961.6 million in fixed rate mortgage loans and approximately $145.2 million in variable rate mortgage loans, which includes approximately $21.2 million outstanding under a revolving line of credit. The weighted average interest rate at March 31, 2008, under the fixed rate mortgage loans was approximately 5.85% and the variable rate mortgage loans' interest rates range from the one-month LIBOR plus 150 to 200 basis points. Additionally, the ratio of total debt to total gross assets was approximately 48% and the weighted average years to maturity was approximately 7.1 years.

Our contractual obligations as of March 31, 2008, are as follows:

	Payments due by period (2)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$961,597,325	$10,635,624	$64,107,302	$44,001,343	$842,853,056
Interest payments – fixed rate debt	477,937,424	55,941,953	163,614,721	100,633,712	157,747,038
Principal payments – variable rate debt	145,242,558	141,442,558	3,800,000	—	—
Interest payments – variable rate debt (1)	5,141,306	5,050,374	90,932	—	—
Total	$1,589,918,613	$213,070,509	$231,612,955	$144,635,055	$1,000,600,094

(1)	Rates ranging from 4.20% to 4.70% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of March 31, 2008.
(2)	Principal paydown amounts are included in payments due by period.

Cash Flow Analysis

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Operating Activities. Net cash provided by operating activities increased approximately $11.4 million, or approximately 152%, to approximately $18.9 million for the three months ended March 31, 2008, compared to approximately $7.5 million for the three months ended March 31, 2007. The increase was primarily due to increases in depreciation and amortization expenses totaling approximately $9.6 million and an impairment of real estate assets of approximately $3.6 million, offset primarily by a decrease in net income of approximately $1.1 million and a decrease in accounts payable and accrued expenses of approximately $1.4 million for the three months ended March 31, 2008. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased approximately $39.4 million, or approximately 13%, to approximately $253.1 million for the three months ended March 31, 2008, compared to approximately $292.5 million for the three months ended March 31, 2007. The decrease is primarily due to our acquisition of 44 real estate properties, with an average purchase price of $6.1 million during the three months ended March 31, 2008, compared to the acquisition of 24 properties, with an average purchase price of $11.5 million during the three months ended March 31, 2007.

Financing Activities. Net cash provided by financing activities decreased approximately $70.4 million, or approximately 25%, to approximately $214.8 million for the three months ended March 31, 2008, compared to approximately $285.2 million for the three months ended March 31, 2007. The decrease was primarily due to a decrease in proceeds from mortgage and affiliate notes payable of approximately $81.4 million, an increase in repayment of mortgage and affiliate notes payable of approximately $63.6 million and an increase in offering costs on the issuance of common stock of approximately $9.4 million, offset primarily by an increase in proceeds from the issuance of common stock of approximately $91.6 million. The decrease in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of five new mortgage notes during the three months ended March 31, 2008, compared to the issuance of 21 new mortgage notes during the three months ended March 31, 2007.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, the leases on the real estate we own or may acquire may not include provisions that would protect us from the impact of inflation.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Investment in Direct Financing Leases;
•	Investment in Mortgage Notes Receivable;
•	Revenue Recognition; and
•	Income Taxes.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees or reimbursements to our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of Cole Advisors II. See Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2008 through the date of this Quarterly Report on Form 10-Q. Refer to Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:

•	Sale of shares of common stock and
•	Acquisition of various properties.

New Accounting Pronouncements

Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (see Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. Although we have not entered into any, in the future, we may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings. During the three months ended March 31, 2008, we did not enter into any rate lock agreements.

As of March 31, 2008, approximately $145.2 million of the approximately $1.1 billion outstanding on mortgage notes payable was subject to variable interest rates, which bear interest at the one-month LIBOR rate plus 150 to 200 basis points. As of March 31, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $1.5 million per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of March 31, 2008, we had accepted subscriptions for 116,473,612 shares (includes shares issued through DRIP) of common stock in the Follow-on Offering, resulting in gross proceeds of approximately $1.2 billion, out of which we paid costs of approximately $98.0 million in selling commissions and dealer manager fees, approximately $39.6 million in acquisition fees, approximately $11.1 million in finance coordination fees, and approximately $9.6 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Initial Offering and Follow-on Offering are thus approximately $1.0 billion. With the net offering proceeds and indebtedness, we acquired approximately $2.2 billion in real estate and related assets. As of May 15, 2008 we had sold an aggregate of approximately 1.3 billion shares in our Offerings for gross offering proceeds of $131.1 million. We did not sell any unregistered securities during the three months ended March 31, 2008.

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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2008, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	220,214	$9.67	220,214	(1)
February 2008	2,214	9.21	2,214	(1)
March 2008	—	—	—	(1)
Total	222,428	$9.66	222,428	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2008 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three months ended March 31, 2008 that would require a response to this item.

Item 5. Other Information

No events occurred during the three months ended March 31, 2008 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: May 15, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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