Form 10-Q
period 2008-06-30
Cole Credit Property Trust II Inc
filed 2008-08-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

As of August 11, 2008, there were 158,204,114 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2008 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS:
Investment in real estate assets:
Land	$561,525,098	$412,947,887
Buildings and improvements, less accumulated depreciation of $42,671,369 and $24,075,228 at June 30, 2008 and December 31, 2007, respectively	1,365,441,696	1,090,362,000
Real estate assets under direct financing leases, less unearned income of $20,952,672 and $17,297,642 at June 30, 2008 and December 31, 2007, respectively	38,962,331	39,260,183
Acquired intangible lease assets, less accumulated amortization of $24,002,976 and $12,925,668 at June 30, 2008 and December 31, 2007, respectively	270,763,301	228,790,968
Real estate assets held for sale, less accumulated depreciation and accumulated amortization of $0 at June 30, 2008 and $1,103,519 at December 31, 2007, respectively	—	22,991,474
Total real estate assets	2,236,692,426	1,794,352,512
Investment in mortgage notes receivable, less accumulated amortization of $392,833 and $78,916 at June 30, 2008 and December 31, 2007, respectively	86,117,652	87,099,624
Total investment in real estate assets	2,322,810,078	1,881,452,136

Cash and cash equivalents	43,801,769	43,517,178
Restricted cash	8,347,978	14,032,616
Rents and tenant receivables, less allowance for doubtful accounts of $1,502,004 and $521,615 at June 30, 2008 and December 31, 2007, respectively	12,405,416	8,098,152
Prepaid expenses and other assets	1,476,963	1,144,864
Deferred financing costs, less accumulated amortization of $3,792,856 and $2,271,724 at June 30, 2008 and December 31, 2007, respectively	19,860,216	19,452,888
Total assets	$2,408,702,420	$1,967,697,834

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable and line of credit	$1,038,583,645	$1,037,981,538
Mortgage notes payable associated with assets held for sale	—	17,700,000
Accounts payable and accrued expenses	9,162,304	7,776,943
Escrowed investor proceeds	2,796,522	12,737,969
Due to affiliates	640,479	1,504,849
Acquired below market lease intangibles, less accumulated amortization of $6,005,464 and $2,083,475 at June 30, 2008 and December 31, 2007, respectively	114,314,242	80,031,916
Distributions payable	8,012,300	5,434,275
Deferred rent and other liabilities	4,452,587	1,783,620
Total liabilities	1,177,962,079	1,164,951,110
Redeemable common stock	38,484,278	21,659,859
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 144,589,086 and 93,621,094 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,445,891	936,211
Capital in excess of par value	1,268,578,715	824,676,200
Accumulated distributions in excess of earnings	(77,768,543)	(44,525,546)
Total stockholders’ equity	1,192,256,063	781,086,865
Total liabilities and stockholders’ equity	$2,408,702,420	$1,967,697,834

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Rental and other income	$39,677,658	$17,676,490	$76,072,272	$29,453,248
Tenant reimbursement income	2,047,246	1,140,519	4,044,098	1,961,112
Earned income from direct financing leases	611,456	4,375	1,117,755	4,375
Interest income on mortgage notes receivable	1,771,766	—	3,554,262	—
Total revenue	44,108,126	18,821,384	84,788,387	31,418,735

Expenses:
General and administrative	1,110,673	505,790	2,079,890	819,859
Property operating expenses	3,439,305	1,412,824	6,140,183	2,442,395
Property and asset management fees	2,046,127	824,733	3,954,929	1,364,409
Depreciation	9,259,374	4,488,351	17,992,484	7,459,585
Amortization	4,860,576	2,121,238	9,495,169	3,421,269
Impairment of real estate assets	—	5,400,000	3,550,000	5,400,000
Total operating expenses	20,716,055	14,752,936	43,212,655	20,907,517
Operating income	23,392,071	4,068,448	41,575,732	10,511,218

Other income (expense):
Interest income	263,836	586,413	628,276	937,685
Interest expense	(16,608,453)	(8,021,640)	(34,569,901)	(13,130,955)
Total other expense	(16,344,617)	(7,435,227)	(33,941,625)	(12,193,270)
Net income (loss)	7,047,454	(3,366,779)	$7,634,107	$(1,682,052)

Net income (loss) per common share:
Basic and diluted	0.05	(0.06)	$0.06	$(0.04)

Weighted average number of common shares outstanding:
Basic	130,357,008	52,368,519	117,448,582	46,616,014
Diluted	130,360,091	52,368,519	117,451,552	46,616,014

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2007	93,621,094	$936,211	$824,676,200	$(44,525,546)	$781,086,865
Issuance of common stock	51,406,506	514,065	512,024,550	—	512,538,615
Distributions	—	—	—	(40,877,104)	(40,877,104)
Commissions on stock sales and related dealer manager fees	—	—	(43,882,054)	—	(43,882,054)
Other offering costs	—	—	(3,162,986)	—	(3,162,986)
Redemptions of common stock	(438,514)	(4,385)	(4,256,817)	—	(4,261,202)
Stock compensation expense	—	—	4,241	—	4,241
Redeemable common stock	—	—	(16,824,419)	—	(16,824,419)
Net income	—	—	—	7,634,107	7,634,107
Balance, June 30, 2008	144,589,086	$1,445,891	$1,268,578,715	$(77,768,543)	$1,192,256,063

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,634,107	$(1,682,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,992,484	7,459,585
Amortization	9,766,428	3,875,327
Amortization of premiums on mortgage notes receivable	313,918	—
Allowance for doubtful accounts	980,389	209,149
Stock compensation expense	4,241	22,030
Impairment of real estate assets	3,550,000	5,400,000
Changes in assets and liabilities:
Decrease in real estate under direct financing leases	297,851	7,538
Rents and tenant receivables	(5,287,653)	(2,539,470)
Prepaid expenses and other assets	341,901	(711,670)
Accounts payable and accrued expenses	1,385,361	2,817,411
Deferred rent and other liabilities	1,804,598	1,286,966
Net cash provided by operating activities	38,783,625	16,144,814
Cash flows from investing activities:
Investment in real estate and related assets	(399,414,977)	(563,037,504)
Investment in real estate under direct financing leases	—	(18,081,084)
Acquired intangible lease assets	(50,879,774)	(70,092,626)
Acquired below market lease intangibles	38,204,315	16,526,309
Acquisition costs related to investment in mortgage notes receivable	(87,286)	—
Proceeds from mortgage notes receivable	755,340	—
Restricted cash	5,684,638	(5,388,326)
Net cash used in investing activities	(405,737,744)	(640,073,231)
Cash flows from financing activities:
Proceeds from issuance of common stock	491,452,994	283,132,085
Offering costs on issuance of common stock	(47,045,040)	(25,988,339)
Redemptions of common stock	(4,261,202)	(521,630)
Distributions to investors	(17,213,458)	(6,589,543)
Proceeds from mortgage and affiliate notes payable	120,192,558	457,286,650
Repayment of line of credit and mortgage and affiliate notes payable	(162,032,375)	(34,813,337)
Refund of loan deposits	—	5,266,852
Payment of loan deposits	(674,000)	(9,626,492)
Escrowed investor proceeds liability	(9,941,447)	5,473,326
Deferred financing costs paid	(3,239,320)	(9,239,058)
Net cash provided by financing activities	367,238,710	664,380,514
Net increase in cash and cash equivalents	284,591	40,452,097
Cash and cash equivalents, beginning of period	43,517,178	37,566,490
Cash and cash equivalents, end of period	$43,801,769	$78,018,587
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$8,012,300	$3,064,593
Mortgage notes assumed in real estate acquisitions	$(24,741,924)	$—
Common stock issued through distribution reinvestment plan	$21,085,621	$6,347,261
Supplemental Cash Flow Disclosures:
Interest paid	$31,206,096	$11,156,184

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

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

As of June 30, 2008, the Company owned 394 properties comprising approximately 13.6 million square feet of single and multi-tenant commercial space located in 45 states and the U.S. Virgin Islands, with approximately 99% of the rentable square feet of these properties leased. As of June 30, 2008, the Company also owned 69 mortgage notes receivable, with an aggregate receivable balance of approximately $86.1 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.

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

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”) (collectively with the Initial Offering, the “Offerings”). The Follow-on Offering includes up to 125,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 25,000,000 shares to be offered for sale pursuant to the Company’s DRIP. As of June 30, 2008, the Company had accepted subscriptions for 90,396,229 shares of its common stock in the Follow-on Offering, resulting in gross proceeds to the Company of approximately $901.4 million. Combined with the gross proceeds from the Initial Offering, the Company had aggregate gross proceeds from the Offerings of approximately $1.4 billion (including shares sold pursuant to DRIP) as of June 30, 2008, before offering costs, selling commissions, and dealer management fees of approximately $134.4 million and before share redemptions of approximately $6.4 million. As of June 30, 2008, the Company was authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

As of August 11, 2008, the Company had received approximately $1.6 billion in gross offering proceeds through the issuance of 159,062,863 shares of its common stock in the Offerings (including shares sole pursuant to the DRIP). As of August 11, 2008, approximately 25.1 million shares remained available for sale to the public for an aggregate offering price of approximately $250.6 million in the Follow-on Offering, exclusive of shares available under the DRIP. As of August 11, 2008, approximately 20.7 million shares remained available for sale under the DRIP. The Company has reserved the right to reallocate shares from the DRIP to the primary offering.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, and related notes thereto set forth in the Company’s Annual Report filed on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash is escrowed investor proceeds of approximately $2.8 million and approximately $12.7 million of offering proceeds for which shares of common stock had not been issued as of June 30, 2008 and December 31, 2007, respectively. Additionally, restricted cash includes approximately $2.2 million as of June 30, 2008 for the contractual obligations related to an earnout agreement discussed in Note 4 There was no earnout provision as of December 31, 2007. Restricted cash also includes approximately $971,000 and $728,000 as of June 30, 2008 and December 31, 2007, respectively, which is restricted to fund capital expenditures for the Company’s real estate investment properties. Restricted cash also includes approximately $2.4 million and approximately $566,000 as of June 30, 2008 and December 31, 2007, respectively, of lender reserves to be used for tenant improvements and leasing commissions.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of June 30, 2008 and December 31, 2007, the Company had issued approximately 4.7 million and approximately 2.5 million shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $44.9 million and approximately $23.8 million under its DRIP, respectively, which are recorded as redeemable common stock in the respective condensed consolidated unaudited balance sheets. As of June 30, 2008, the Company had redeemed approximately 665,000 shares of common stock for a cost of approximately $6.4 million. As of December 31, 2007, the Company had redeemed 227,000 shares of common stock for a cost of approximately $2.2 million.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s operating segments consist of commercial properties, which include activities related to investing in real estate including retail, office, and distribution properties, and mortgage notes receivable. Although the Company’s commercial properties and mortgage notes receivable are geographically diversified throughout the United States, the chief operating decision maker evaluates operating performance on an overall portfolio level, therefore the Company’s properties and mortgage notes receivable have been aggregated into one reportable segment.

Investment in Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. The Company has certain properties under operating leases with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the properties and related intangible assets and their eventual disposition continue to exceed the carrying value of the assets as of June 30, 2008. Except as discussed in the note relating to real estate assets held for sale, no impairment losses were recorded for the three and six months ended June 30, 2008. The Company recorded an impairment loss of approximately $5.4 million during the three and six months ended June 30, 2007.

Real Estate Assets Held for Sale

The Company continually monitors the performance of its properties, including their demographics, potential current capital appreciation, and tenants and may identify properties for potential disposition based on such performance characteristics. During the three months ended September 30, 2007, the Company identified one property based on such performance characteristics that it elected to market for sale. Therefore, as of September 30, 2007, the Company reclassified its consolidated statements of operations to reflect income and expenses for the property held for sale as discontinued operations and reclassified its consolidated balance sheets to reflect assets related to such property as held for sale.

On February 1, 2008, the tenant of the property held for sale filed for Chapter 11 bankruptcy protection and, as a result, the Company elected to no longer market the property for sale. Accordingly, the Company no longer classified the property as a discontinued operation within its consolidated statements of operations or its consolidated balance sheet at December 31, 2007. The Company reclassified the property as held for investment during the six months ended June 30, 2008. The Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of approximately $3.6 million during the six months ended June 30, 2008. No additional impairment losses were recorded for the three months ended June 30, 2008. No assets were identified as held for sale during the three and six months ended June 30, 2007.

Investment in Direct Financing Leases

The Company evaluates the leases associated with its properties in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). For the Company’s real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, the Company records an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount the Company expects to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period. There were no write-downs recognized during the three and six months ended June 30, 2008 and 2007.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs and fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated as the amount that the recorded investment exceeds the greater of the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for the three and six months ended June 30, 2008 and 2007.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS 157 were effective for the Company on January 1, 2008. The adoption of this guidance has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

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

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2008.

	Balance at June 30, 2008	Level 1	Level 2	Level 3
Liabilities:
Mortgage notes assumed in real estate acquisitions	$24,741,924	$—	$24,741,924	$—

Note 3 – Real Estate Assets Under Direct Financing Leases

The components of investment in direct financing leases as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008	December 31, 2007
Minimum lease payments receivable	$32,061,400	$26,862,088
Estimated residual value of leased assets	27,853,603	29,695,737
Deferred incremental direct costs	—	—
Unearned income	(20,952,672)	(17,297,642)
Total	$38,962,331	$39,260,183

Note 4 — Real Estate Acquisitions

During the six months ended June 30, 2008, the Company acquired a 100% interest in 61 commercial properties for an aggregate purchase price of approximately $425.5 million. In addition to cash from net proceeds of the Offerings, the Company financed the acquisitions with approximately $120.2 million of mortgage loans and the assumption of approximately $24.7 million of mortgage loans. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties, including aggregate acquisition costs of approximately $11.3 million, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $145.3 million to land, approximately $278.7 million to building and improvements, approximately $48.7 million to acquired in-place leases, approximately $38.2 million to acquired below-market leases, and approximately $2.2 million to acquired above-market leases during the six months ended June 30, 2008. Additionally, during the six months ended June 30, 2008, the Company capitalized approximately $108,000 of expenditures relating to building and improvements, which will be depreciated over the estimated useful life of each asset.

The Company has acquired a property subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, the Company will not have any further obligation. Assuming all the conditions are satisfied, the Company would be obligated to pay approximately $2.2 million in accordance with the purchase agreement. The Company is in the process of determining the fair value for this contingent consideration and may record an adjustment to the fair value of the property assets acquired once this determination is made.

Note 5 – Investment in Mortgage Notes Receivable

As of June 30, 2008, the Company owned 69 mortgage notes receivable, which are secured by 43 restaurant properties and 26 retail properties (collectively, the “Mortgage Notes”). The mortgage notes receivable balance of approximately $86.1 million as of June 30, 2008 consists of the face value of the Mortgage Notes of approximately $77.6 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $393,000. The premium and acquisition costs will be amortized over the terms of each respective Mortgage Note using the effective interest rate method.  The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal is due each month at interest rates ranging from 8.60% to 10.47% per annum.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

Note 6 — Mortgage Notes Payable and Line of Credit

As of June 30, 2008, the Company had 173 mortgage notes payable totaling approximately $1.0 billion. Of the total mortgage notes payable, the Company had approximately $961.3 million of fixed rate debt (the “Fixed Rate Debt”). The Fixed Rate Debt has interest rates ranging from 5.15% to 6.88%, with a weighted average interest rate of approximately 5.85%. The Fixed Rate Debt matures on various dates from July 2008 through October 2018. Each of the mortgage notes payable are secured by the respective property. The mortgage notes payable are generally non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts.

Of the total mortgage notes payable, the Company also had approximately $77.3 million of variable rate debt (the “Variable Rate Debt”), which bears interest at variable rates equal to the one-month LIBOR rate plus 150 to 195 basis points. The Variable Rate Debt matures on various dates from February 1, 2009 through August 2009.

During the six months ended June 30, 2008, the Company issued or assumed seven mortgage notes payable in connection with the real estate acquisitions described in Note 4 above, totaling approximately $144.9 million, of which approximately $20.9 was fixed rate debt which bears interest at rates ranging from 5.59% to 5.90%, with a weighted average interest rate of approximately 5.82%, and approximately $124.0 million was variable rate debt which bears interest at the one month LIBOR rate plus 150 to 200 basis points. During the six months ended June 30, 2008, the Company repaid approximately $118.0 million of variable rate debt.

During the six months ended June 30, 2008, the Company terminated three outstanding revolving lines of credit by repaying the total outstanding balance of approximately $43.5 million under the lines of credit. On May 23, 2008, the Company entered into a new revolving credit facility (the “Credit Facility”) with a syndication of banks, providing up to $135.0 million of secured borrowing. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. As of June 30, 2008, the Company had no amounts outstanding under the Credit Facility; $135.0 million was available. The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions.

Note 7 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. As of June 30, 2008, the Company owned certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated results of operations, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated results of operations.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

Note 8 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Follow-on Offering. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital receives, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker dealers, as a dealer manager fee, in connection with the Follow-on Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital in respect to shares sold under the DRIP. During the three and six months ended June 30, 2008, the Company paid approximately $24.7 million and approximately $43.9 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $20.6 million and approximately $36.4 million, respectively, was reallowed to participating broker-dealers. During the three and six months ended June 30, 2007, the Company paid approximately $13.6 million and approximately $24.0 million, respectively, to Cole Capital for selling commissions and dealer manager fees, of which approximately $11.8 million and approximately $21.0 million, respectively, was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition costs incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 4.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three and six months ended June 30, 2008, the Company reimbursed Cole Advisors II approximately $1.3 million and approximately $2.5 million, respectively, for organization and offering expenses in the Offerings. During the three and six months ended June 30, 2007, the Company reimbursed Cole Advisors II approximately $1.4 million and approximately $2.0 million, respectively, for organization and offering expenses. During the three and six months ended June 30, 2008, the Company paid an affiliate of Cole Advisors II approximately $3.2 million and approximately $8.4 million, respectively, for acquisition fees. During the three and six months ended June 30, 2007, the Company paid an affiliate of Cole Advisors II approximately $6.8 million and approximately $12.3 million, respectively, for acquisition fees.

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

If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no finance coordination fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. The Company paid no finance coordination fees during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company paid Cole Advisors II approximately $982,000 for finance coordination fees. During the three and six months ended June 30, 2007, the Company paid Cole Advisors II approximately $2.4 million and approximately $4.2 million, respectively, for finance coordination fees.

The Company pays, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees equaled 2.0% of gross revenues plus leasing commissions at prevailing market rates during the three and six months ended June 30, 2008. In accordance with the property management agreement, the Company may pay Cole Realty Advisors up to (i) 2.0% of gross revenues from the Company’s single tenant properties and (ii) 4.0% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three and six months ended June 30, 2008, the Company paid to Cole Realty Advisors approximately $724,000 and approximately $1.4 million, respectively, for property management fees. During the three and six months ended June 30, 2007, the Company paid to Cole Realty Advisors approximately $312,000 and approximately $525,000, respectively, for property management fees.

The Company pays to Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three and six months ended June 30, 2008, the Company paid to Cole Advisors II approximately $1.3 million and approximately $2.5 million, respectively, for asset management fees. During the three and six months ended June 30, 2007, the Company paid to Cole Advisors II approximately $513,000 and approximately $840,000, respectively, for asset management fees.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the three and six months ended June 30, 2008 and 2007, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

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

Upon termination of the advisory agreement with Cole Advisors II, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors II, a performance fee of 10% of the amount, if any, by which (i) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (ii) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid to the extent that the Company has already paid or become obligated to pay Cole Advisors II a subordinated participation in net sale proceeds or the Subordinated Incentive Listing Fee.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

As of June 30, 2008, the Company had approximately $640,000 payable to Cole Advisors II, which generally consisted of reimbursement of organization and offering costs. As of December 31, 2007, the Company had approximately $1.5 million payable to Cole Advisors II, which generally consisted of acquisition and finance coordination fees and reimbursement of organization and offering costs.

On March 25, 2008, Cole OP II borrowed approximately $16.0 million from Series B, LLC and approximately $16.0 million from Series C, LLC, each of which are affiliates of the Company and the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain wholly-owned subsidiaries of Cole OP II. The loan proceeds were used to acquire properties with a purchase price of approximately $63.6 million, exclusive of closing costs. The loan bears interest at variable rates equal to the one-month LIBOR rate plus 200 basis points with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest due in full on March 31, 2009. The loan is generally non recourse to Cole OP II and can be prepaid at any time without penalty or premium. The Company repaid approximately $32.0 million of the aforementioned loans in May 2008. During the three and six months ended June 30, 2008, Cole OP II incurred approximately $246,000 and approximately $278,000, respectively, in interest expense to affiliates under the aforementioned loans. During the three and six months ended June 30, 2007, no interest expense was incurred for related party transactions. The Company’s board of directors, including all of the independent directors, approved the loan as fair, competitive and commercially reasonable, and determined that its terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.

During the six months ended June 30, 2008, Cole OP II acquired one property from Series D, LLC, an affiliate of the Company and the Company’s advisor, for approximately $5.0 million. The acquisition was funded by net proceeds from the Company’s Offerings and the assumption of a loan secured by the property, of approximately $3.8 million. All of the Company’s board of directors, including all of the independent directors, not otherwise interested in such transaction approved the transaction as fair and reasonable to the Company and at a price to the Company no greater than the cost of the asset to Series D, LLC. The cost of such asset to the Company did not exceed its current appraised value. During the three and six months ended June 30, 2007, Cole OP II acquired no properties from affiliates of the Company or the Company’s advisor.

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

Note 10 — New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, and how derivative instruments affect the entity’s financial position, operations, and cash flow. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not determined what impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not determined what impact, if any, the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the application of SFAS No. 162 to result in a change to the Company’s current practices.

Note 11 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. Such options generally vest within one year from the date of grant. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007 and 2008. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of June 30, 2008 and December 31, 2007, the Company had granted options to purchase 40,000 and 30,000 shares, respectively. As of June 30, 2008, 30,000 shares were vested. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated.

During the three and six months ended June 30, 2008, the Company recorded stock-based compensation charges of approximately $2,000 and approximately $4,000, respectively. During the three and six months ended June 30, 2007, the Company recorded stock-based compensation charges of approximately $8,000 and approximately $22,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

During the three and six months ended June 30, 2008, options to purchase 10,000 shares at $9.10 were granted, options for 10,000 shares became vested, and no options were forfeited or exercised. During the three and six months ended June 30, 2007, no options to purchase shares were granted, options for 10,000 shares became vested, and no options were forfeited or exercised. As of June 30, 2008, options to purchase 40,000 shares at a weighted average exercise price of $9.13 per share remained outstanding with a weighted average contractual remaining life of approximately eight years. As of June 30, 2008, there was approximately $7,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through June 30, 2009.

Note 12 — Subsequent Events

Sale of Shares of Common Stock

As of August 11, 2008, the Company had received approximately $1.6 billion in gross offering proceeds through the issuance of 159,062,863 shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). As of August 11, 2008, approximately 25.1 million shares remained available for sale to the public for an aggregate offering price of approximately $250.6 million in the Follow-on Offering, exclusive of shares available under the DRIP. As of August 11, 2008, 104.2 million shares had been sold in the Follow-on Offering (including shares sold pursuant to the DRIP).

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

Real Estate Acquisitions

Subsequent to June 30, 2008, the Company acquired a 100% interest in 11 commercial properties for an aggregate purchase price of approximately $177.7 million. The acquisitions were acquired with the use of cash from net proceeds of the Follow-On Offering, borrowings from the Credit Facility, and available cash. The Company allocated the purchase price of these properties, including aggregate acquisitions costs, to the fair market value of the assets acquired and liabilities assumed.

Mortgage Notes Payable

Subsequent to June 30, 2008, the Company issued two mortgage notes payable, totaling $55.0 million, of which $19.0 million was fixed rate debt which bears interest at 6.80% and matures August 2018, and $36.0 million was variable rate debt which bears interest at the 30 day LIBOR rate plus 200 basis points, not to exceed 7.0% pursuant to a rate cap agreement, and matures September 2010. The Company repaid an aggregate of approximately $13.3 million, of which approximately $3.8 was variable rate debt and approximately $9.5 million was fixed rate debt, related to three mortgage notes payable. The Company also borrowed $140 million and subsequently repaid $120 million on the Credit Facility subsequent to June 30, 2008. As of August 11, 2008, $115 million was available under the Credit Facility.

Extended Rate Lock Agreement

Subsequent to June 30, 2008, the Company entered into a Rate Lock Agreement to lock an interest rate of 5.87% for up to $33.0 million in borrowings. As of August 11, 2008, the Company had no borrowings under the Rate Lock Agreement and no rate lock deposits outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

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

Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, inability to obtain real estate financing, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007 and the “Risk Factors” section of the registration statement relating to the Follow-on Offering (SEC Registration No. 333-138444), as supplemented and amended, each as filed with the Securities and Exchange Commission.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 90% of total revenue during the three and six months ended June 30, 2008. As approximately 99% of the rentable square feet at our properties is under lease, with an average remaining lease term of approximately 12.8 years, we believe our exposure to short-term

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

changes in commercial rental rates on our portfolio is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of June 30, 2008, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total gross assets, was approximately 42%, with approximately 7% of the debt, or $77.3 million, subject to variable interest rates. We intend to manage our interest rate risk on our existing real estate portfolio by repaying approximately $77.3 million, or 100% of our Variable Rate Debt, at or prior to its various maturity dates, which range from February 1, 2009 through August 30, 2009. Approximately $3.8 million was repaid as of August 11, 2008. We expect to fund the repayments with net proceeds from the sale of our common stock in the Follow-on Offering or debt refinancings. Additionally, as we continue to raise capital from the sale of our common stock in the Follow-on Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is generally determinable at the time we purchase the property, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.

The current mortgage lending and interest rate environment for real estate in general continues to be uncertain. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowings on our existing $135.0 million Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or we may enter into interest rate lock agreements. We may also acquire a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a larger percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

As of June 30, 2008, we owned 298 single-tenant, freestanding retail properties, 78 single-tenant freestanding commercial properties, and 18 multi-tenant retail properties, of which approximately 99% of the rentable space was leased. During the three months ended June 30, 2008, we acquired 11 single-tenant, freestanding retail properties, four single-tenant, freestanding commercial properties and two multi-tenant retail properties. During the six months ended June 30, 2008, we acquired 48 single-tenant, freestanding retail properties, nine single-tenant, freestanding commercial properties and four multi-tenant retail properties (See Note 4 to the condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

As of June 30, 2008, we owned 394 commercial properties, of which approximately 99% of the rentable space was leased, compared to 182 commercial properties, of which approximately 99% of the rentable space was leased, at June 30, 2007, an increase of approximately 116%. During the three months ended June 30, 2008 and 2007, we acquired 17 properties and 67 properties, respectively. Our average properties owned for the three months ended June 30, 2008 increased 237 properties, or approximately 160%, to 386 properties, compared to 149 properties for the three months ended June 30, 2007. Accordingly, our results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 reflect significant increases in most categories.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

Revenue. Revenue increased approximately $25.3 million, or approximately 134%, to approximately $44.1 million for the three months ended June 30, 2008, compared to approximately $18.8 million for the three months ended June 30, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 90% and approximately 94% of total revenues during the three months ended June 30, 2008 and 2007, respectively.

Rental income increased approximately $22.0 million, or approximately 124%, to approximately $39.7 million for the three months ended June 30, 2008, compared to approximately $17.7 million for the three months ended June 30, 2007. Additionally, tenant reimbursement income increased approximately $907,000, or approximately 80%, to approximately $2.0 million for the three months ended June 30, 2008, compared to approximately $1.1 million for the three months ended June 30, 2007. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 212 new properties subsequent to June 30, 2007.

Earned income from direct financing leases increased approximately $607,000, to approximately $611,000 for the three months ended June 30, 2008, compared to approximately $4,000 for the three months ended June 30, 2007. The increase was due to the acquisition of eight properties accounted for as direct financing leases subsequent to June 30, 2007 and the recording of earned income from direct financing leases on five properties accounted for as direct financing leases acquired on June 27, 2007 for the full three months ended June 30, 2008 compared to three days during the three months ended June 30, 2007.

Interest income on mortgage notes receivable was approximately $1.8 million for the three months ended June 30, 2008, with no mortgage notes receivable interest income recorded for the three months ended June 30, 2007. We owned approximately $86.1 million of mortgage notes receivable during the three months ended June 30, 2008. The increase was due to the acquisition of 69 mortgage notes receivable subsequent to June 30, 2007. We owned no mortgage notes receivable during the three months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses increased approximately $605,000, or approximately 120%, to approximately $1.1 million for the three months ended June 30, 2008, compared to approximately $506,000 for the three months ended June 30, 2007. The increase was primarily due to increases in accounting fees and state franchise and income taxes due to the increase in the number of properties owned, from 182 properties at June 30, 2007 to 394 properties at June 30, 2008. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, escrow and trustee fees, and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $2.0 million, or approximately 143%, to approximately $3.4 million for the three months ended June 30, 2008, compared to approximately $1.4 million for the three months ended June 30, 2007. The increase was primarily due to the ownership of more properties during the three months ended June 30, 2008 than in the three months ended June 30, 2007, for which we pay certain operating expenses, which are mostly reimbursed by the tenant in accordance with the respective lease agreements. At June 30, 2008, we owned 18 multi-tenant shopping centers compared to 11 at June 30, 2007. The primary property operating expense items are property taxes, repairs and maintenance, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the three months ended June 30, 2008, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues. In accordance with the property management agreement, we may pay to Cole Realty (i) up to 2% of gross revenues from our single-tenant properties and (ii) up to 4% of gross revenues from our multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $1.2 million, or approximately 148%, to approximately $2.0 million for the three months ended June 30, 2008, compared to approximately $825,000 for the three months ended June 30, 2007. Property management fees increased approximately $412,000, or approximately 132%, to approximately $724,000 for the three months ended June 30, 2008 from approximately $312,000 for the three months ended June 30, 2007. The increase in property management fees was primarily due to an increase in rental income and tenant reimbursement income of

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2008

approximately $22.9 million, or approximately 122%, to approximately $41.7 million for the three months ended June 30, 2008, from approximately $18.8 million for the three months ended June 30, 2007. Asset management fees increased approximately $809,000, or approximately 158%, to approximately $1.3 million for the three months ended June 30, 2008 from approximately $513,000 for the three months ended June 30, 2007. The increase in asset management fees was primarily due to an increase in the average gross book value of properties owned of approximately $1.4 billion, or approximately 150%, to approximately $2.3 billion at June 30, 2008 from approximately $919.4 million at June 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $7.5 million, or approximately 114%, to approximately $14.1 million for the three months ended June 30, 2008, compared to approximately $6.6 million for the three months ended June 30, 2007. The increase was primarily due to an increase in the average gross book value of properties owned of approximately $1.4 billion, or approximately 150%, to approximately $2.3 billion at June 30, 2008 from approximately $919.4 million at June 30, 2007. The increase in average gross book value is due to the acquisition of 212 new properties subsequent to June 30, 2007.

Impairment of Real Estate Assets. No impairment on real estate assets was recorded for the three months ended June 30, 2008, compared to approximately $5.4 million for the three months ended June 30, 2007. The impairment was due to impairment losses recorded on one property during the three months ended June 30, 2007.

Interest Income. Interest income decreased approximately $322,000, or approximately 55%, to approximately $264,000 during the three months ended June 30, 2008, compared to approximately $586,000 for the three months ended June 30, 2007. The decrease was primarily due to lower average uninvested cash during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, in addition to lower interest rates. The average cash balance was approximately $46.1 million and approximately $53.6 million during the three months ended June 30, 2008 and 2007, respectively.

Interest Expense. Interest expense increased approximately $8.6 million, or approximately 107%, to approximately $16.6 million for the three months ended June 30, 2008, compared to approximately $8.0 million during the three months ended June 30, 2007. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the three months ended June 30, 2008 to approximately $1.1 billion from approximately $515.2 million during the three months ended June 30, 2007. The increase in average mortgage notes payable was due to our issuance or assumption of 45 new mortgage notes subsequent to June 30, 2007 and an increase of weighted average interest rate to approximately 5.85% at June 30, 2008 from approximately 5.70%.

Our property acquisitions during the three months ended June 30, 2008 were purchased with proceeds from the Follow-on Offering and available cash. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

As of June 30, 2008, we owned 394 commercial properties, of which approximately 99% of the rentable space was leased, compared to 182 commercial properties, of which approximately 99% of the rentable space was leased, at June 30, 2007, an increase of approximately 116%. During the six months ended June 30, 2008 and 2007, we acquired 61 properties and 91 properties, respectively. Our average properties owned for the three months ended June 30, 2008 increased 227 properties, or approximately 166%, to 364 properties, compared to 137 properties for the three months ended June 30, 2007. Accordingly, our results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 reflect significant increases in most categories.

Revenue. Revenue increased approximately $53.4 million, or 170%, to approximately $84.8 million for the six months ended June 30, 2008, compared to approximately $31.4 million for the six months ended June 30, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 90% and approximately 94% of total revenues during the six months ended June 30, 2008 and 2007, respectively.

Rental income increased approximately $46.6 million, or approximately 158%, to approximately $76.1 million for the six months ended June 30, 2008, compared to approximately $29.5 million for the six months ended June 30, 2007. Additionally, tenant reimbursement income increased approximately $2.0 million, or approximately 106%, to approximately $4.0 million for the six months ended June 30, 2008, compared to approximately $2.0 million for the six months ended June 30, 2007. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 212 new properties subsequent to June 30, 2007.

Earned income from direct financing leases increased approximately $1.1 million to approximately $1.1 million for the six months ended June 30, 2008, compared to approximately $4,000 for the six months ended June 30, 2007. The increase was due to the acquisition of eight properties accounted for as direct financing leases subsequent to June 30, 2007 and the recording of earned income from direct financing leases on five properties accounted for as direct financing leases acquired on June 27, 2007 for the full six months ended June 30, 2008 compared to three days during the three months ended June 30, 2007.

Interest income on mortgage notes receivable was approximately $3.6 million for the six months ended June 30, 2008, with no mortgage notes receivable interest income recorded for the six months ended June 30, 2007. We owned approximately $86.1 million of mortgage notes receivable during the six months ended June 30, 2008. The increase was due to the acquisition of 69 mortgage notes receivable subsequent to June 30, 2007. We owned no mortgage notes receivable during the six months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses increased approximately $1.3 million, or approximately 154%, to approximately $2.1 million for the six months ended June 30, 2008, compared to approximately $820,000 for the six months ended June 30, 2007. The increase was primarily due to increases in accounting fees and state franchise and income taxes due to the increase in the number of properties owned, from 182 properties at June 30, 2007 to 394 properties at June 30, 2008. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, escrow and trustee fees, and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $3.7 million, or approximately 151%, to approximately $6.1 million for the six months ended June 30, 2008, compared to approximately $2.4 million for the six months ended June 30, 2007. The increase was primarily due to the ownership of more properties during the six months ended June 30, 2008 than in the six months ended June 30, 2007, for which we pay certain operating expenses, which are mostly reimbursed by the tenant in accordance with the respective lease agreements. At June 30, 2008, we owned 18 multi-tenant shopping centers compared to 11 at June 30, 2007. The primary property operating expense items are property taxes, repairs and maintenance, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the six months ended June 30, 2008, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues. In accordance with the property management agreement, we may pay to Cole Realty (i) up to 2% of gross revenues from our single-tenant properties and (ii) up to 4% of gross revenues from our multi-tenant properties, as determined pursuant to the agreement, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $2.6 million, or approximately 190%, to approximately $4.0 million for the six months ended June 30, 2008, compared to approximately $1.4 million for the six months ended June 30, 2007. Property management fees increased approximately $892,000, or approximately 170%, to approximately $1.4 million for the six months ended June 30, 2008 from approximately $525,000 for the six months ended June 30, 2007. The increase in property management fees was primarily due to an increase in rental income and tenant reimbursement income of approximately $48.7 million, or approximately 155%, to approximately $80.1 million for the six months ended June 30, 2008, from approximately $31.4 million for the six months ended June 30, 2007. Asset management fees increased approximately $1.7 million, or approximately 202%, to approximately $2.5 million for the six months ended June 30, 2008 from approximately $840,000 for the six months ended June 30, 2007. The increase in asset management fees was primarily due to an increase in the average gross book value of properties owned of approximately $1.3 billion, or approximately 167%, to approximately $2.1 billion at June 30, 2008 from approximately $776.2 million at June 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $16.6 million, or approximately 153%, to approximately $27.5 million for the six months ended June 30, 2008, compared to approximately $10.9 million for the six months ended June 30, 2007. The increase was primarily due to an increase in the average gross book value of properties owned of approximately $1.3 billion, or approximately 167%, to approximately $2.1 billion at June 30, 2008 from approximately $776.2 million at June 30, 2007. The increase in average gross book value is due to the acquisition of 212 new properties subsequent to June 30, 2007.

Impairment of Real Estate Assets. Impairment on real estate assets decreased approximately $1.9 million, or approximately 34%, to approximately $3.6 million for the six months ended June 30, 2008, compared to approximately $5.4 million for the six months ended June 30, 2007. Impairment losses were recorded on one property during the six months ended June 30, 2008 and one property during the six months ended June 30, 2007, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.

Interest Income. Interest income decreased approximately $310,000, or approximately 33%, to approximately $628,000 during the six months ended June 30, 2008, compared to approximately $938,000 for the six months ended June 30, 2007. The decrease was primarily due to lower average uninvested cash during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, in addition to lower interest rates. The average cash balance was approximately $79.6 million and approximately $83.5 million during the six months ended June 30, 2008 and 2007, respectively.

Interest Expense. Interest expense increased approximately $21.5 million, or approximately 163%, to approximately $34.6 million for the six months ended June 30, 2008, compared to approximately $13.1 million during the six months ended June 30, 2007. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the six months ended June 30, 2008 to approximately $1.0 billion from approximately $429.5 million during the six months ended June 30, 2007. The increase in average mortgage notes payable was due to our issuance or assumption of 45 new mortgage notes subsequent to June 30, 2007 and an increase of weighted average interest rate to approximately 5.85% at June 30, 2008 from approximately 5.70%.

Our property acquisitions during the six months ended June 30, 2008 were financed in part with short-term and long-term notes payable as discussed in Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income (loss)	$7,047,454	$(3,366,779)	$7,634,107	$(1,682,052)
Add:
Depreciation of real estate assets	9,259,374	4,488,351	17,992,484	7,459,585
Amortization of lease related costs	4,860,576	2,121,238	9,495,169	3,421,269
Impairment on real estate assets	—	5,400,000	3,550,000	5,400,000
FFO	$21,167,404	$8,642,810	$38,671,760	$14,598,802

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $2.1 million and approximately $4.2 million during the three and six months ended June 30, 2008, respectively, and approximately $926,000 and approximately $1.5 million during the three and six months ended June 30, 2007, respectively.

•

Amortization of deferred financing costs totaled approximately $1.0 million and approximately $2.8 million during the three and six months ended June 30, 2008, respectively and approximately $316,000 and approximately $608,000 during the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured or unsecured financings to complete future property acquisitions. As of June 30, 2008, we had received and accepted subscriptions for an aggregate of 145,234,544 shares (includes shares issued through DRIP) of common stock in our Offerings for gross proceeds of approximately $1.5 billion.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the sale of our common stock. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 9.1% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the sale of our common stock are initially paid by our advisor and reimbursed by us up to 1.5% of the capital raised by us in connection with our offering of shares of common stock. As of June 30, 2008, Cole Advisors II had paid approximately $10.9 million of offering and organization costs since the inception of the Initial Offering and we had reimbursed our advisor for approximately $10.9 million of such costs, of which approximately $59,000 was expensed as organizational costs.

Subsequent to June 30, 2008, we completed the acquisition of nine single-tenant properties and two multi-tenant properties for an aggregate purchase price of approximately $177.7 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Follow-on Offering, borrowings from our Credit Facility, and available cash.

On June 30, 2008, our board of directors declared a daily distribution of $ 0.00191257 per share for stockholders of record as of the close of business on each day of the period commencing on July 1, 2008 and ending on September 30, 2008. The payment date for each record date in July 2008 will be in August 2008, the payment date for each record date in August 2008 will be in September 2008, and the payment date for each record date in September 2008 will be in October 2008.

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

As of June 30, 2008, we had cash and cash equivalents of approximately $43.8 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

As of June 30, 2008, we had approximately $1.0 billion of debt outstanding, consisting of approximately $961.3 million in fixed rate mortgage loans and approximately $77.3 million in variable rate mortgage loans. The weighted average interest rate at June 30, 2008, under the fixed rate mortgage loans was approximately 5.85% and the variable rate mortgage interest rates range from LIBOR plus 150 to 195 basis points. Additionally, the ratio of total debt to total gross assets was approximately 42% and the weighted average years to maturity was approximately 7.4 years.

On May 23, 2008, the Company entered into a revolving credit facility providing for up to $135.0 million of secured borrowings. The amount of the revolving line of credit may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the revolving line of credit bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The revolving line of credit matures in May 2011, with the option to extend to May 2012. As of June 30, 2008, $135.0 million was available under the revolving line of credit.

Our contractual obligations as of June 30, 2008, are as follows:

	Payments due by period (2)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$961,289,845	$10,612,215	$74,118,048	$34,282,425	$842,277,157
Interest payments – fixed rate debt	466,157,674	55,798,379	162,588,076	99,877,301	147,893,918
Principal payments – variable rate debt	77,293,800	73,493,800	3,800,000	—	—
Interest payments – variable rate debt (1)	2,123,928	2,096,323	27,605	—	—
Total	$1,506,865,247	$142,000,717	$240,533,729	$134,159,726	$990,171,075

(1)	Rates ranging from 3.96% to 4.13% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of June 30, 2008.
(2)	Principal paydown amounts are included in payments due by period.

Cash Flow Analysis

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Operating Activities. Net cash provided by operating activities increased approximately $22.7 million, or approximately 140%, to approximately $38.8 million for the six months ended June 30, 2008, compared to approximately $16.1 million for the six months ended June 30, 2007. The increase was primarily due to increases in net income of approximately $9.3 million and depreciation and amortization expenses totaling approximately $16.7 million, offset primarily by a decrease in impairment of real estate assets of approximately $1.9 million, an increase in rents and tenant receivables of approximately $3.0 million and a decrease in accounts payable and accrued expenses of approximately $1.4 million for the three months ended June 30, 2008. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased approximately $234.4 million, or approximately 37%, to approximately $405.7 million for the six months ended June 30, 2008, compared to approximately $640.1 million for the six months ended June 30, 2007. The decrease is primarily due to our acquisition of 61 properties, with an average purchase price of $7.0 million during the six months ended June 30, 2008, compared to the acquisition of 91 properties, with an average purchase price of $6.8 million during the six months ended June 30, 2007.

Financing Activities. Net cash provided by financing activities decreased approximately $297.2 million, or approximately 45%, to approximately $367.2 million for the six months ended June 30, 2008, compared to approximately $664.4 million for the six months ended June 30, 2007. The decrease was primarily due to a decrease in proceeds from mortgage and affiliate notes payable of approximately $337.1 million and an increase in repayment of mortgage and affiliate notes payable of approximately $127.2 million, offset primarily by an increase in net proceeds from the issuance of common stock of approximately $208.3 million. The decrease in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of five new mortgage notes during the six months ended June 30, 2008, compared to the issuance of 70 new mortgage notes during the six months ended June 30, 2007.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.

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

Subsequent Events

Certain events occurred subsequent to June 30, 2008 through the date of this Quarterly Report on Form 10-Q. Refer to Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of various properties;
•	Mortgage notes payable issued and repaid;
•	Credit Facility borrowings and repayments; and
•	Execution of an extended rate lock agreement.

New Accounting Pronouncements

Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (see Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings. During the six months ended June 30, 2008, we did not enter into any rate lock agreements.

As of June 30, 2008, approximately $77.3 million of the approximately $1.0 billion outstanding on mortgage notes payable was subject to variable interest rates, which bear interest at the one-month LIBOR rate plus 150 to 195 basis points. As of June 30, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $773,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2008, we had accepted subscriptions for 145,234,544 shares (including shares sold pursuant to the DRIP and excludes redemptions) of common stock in the Offerings, resulting in gross proceeds of approximately $1.5 billion, out of which we paid costs of approximately $122.7 million in selling commissions and dealer manager fees, approximately $42.8 million in acquisition fees, approximately $11.1 million in finance coordination fees, and approximately $10.9 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Initial Offering and Follow-on Offering are thus approximately $1.3 billion as of June 30, 2008. With the net offering proceeds and indebtedness, we acquired approximately $2.4 billion in real estate and related assets. As of August 11, 2008 we had sold an aggregate of approximately 159.1 million shares in our Offerings for gross offering proceeds of $1.6 billion (including shares sold pursuant to the DRIP). We did not sell any unregistered equity securities during the six months ended June 30, 2008.

Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The purchase price we will pay for redeemed shares is set forth in the prospectus for our Follow-on Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the share redemption program, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year, however shares subject to redemption requests upon death of a stockholder will not be subject to this cap. In addition, cash available for redemption is limited to the proceeds from the sale of our shares under our DRIP.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2008, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008	209,460	$9.69	209,460	(1)
May 2008	6,626	9.25	6,626	(1)
June 2008	—	—	—	(1)
Total	216,086	$9.67	216,086	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended June 30, 2008 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Stockholders on May 29, 2008. All nominees standing for election as directors were elected.

The voting results for each of the three persons nominated were as follows:

Nominee	Votes For	Votes Withheld	Abstentions / Broker Non-Votes
Christopher H. Cole	56,852,161	1,329,196	N/A
Marcus E. Bromley	56,860,920	1,320,437	N/A
Elizabeth L. Watson	56,897,620	1,283,737	N/A

There are no other members of the Company’s Board of Directors.

Item 5. Other Information

No events occurred during the three months ended June 30, 2008 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated by reference.

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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: August 14, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1

Credit Agreement dated as of May 23, 2008 among Cole Operating Partnership II, LP, as Borrower and Bank of America N.A. as Administrative Agent, Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager and JP Morgan Chase Bank, N.A. as Syndication Agent (filed herewith).

10.2

Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated June 1, 2008, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on July 29, 2008).

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