Form 10-Q
period 2008-09-30
Cole Credit Property Trust II Inc
filed 2008-11-13
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☒

As of November 10, 2008, there were 187,856,927 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2008 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2008	December 31, 2007
ASSETS:
Investment in real estate assets:
Land	$716,043	$412,948
Buildings and improvements, less accumulated depreciation of $53,734 and $24,075, respectively	1,849,546	1,090,362
Real estate assets under direct financing leases, less unearned income of $20,420 and $17,298, respectively	38,787	39,260
Acquired intangible lease assets, less accumulated amortization of $30,363 and $12,926, respectively	334,390	228,791
Real estate assets held for sale, less accumulated depreciation and accumulated amortization of $0 and $1,104, respectively	—	22,991
Total real estate assets, net	2,938,766	1,794,352
Investment in mortgage notes receivable, less accumulated amortization of $552 and $79, respectively	85,586	87,100
Total real estate and mortgage assets, net	3,024,352	1,881,452

Cash and cash equivalents	58,619	43,517
Restricted cash	7,598	14,033
Marketable securities	23,550	—
Rents and tenant receivables, less allowance for doubtful accounts of $715 and $522, respectively	16,459	8,098
Prepaid expenses and other assets	3,735	1,145
Deferred financing costs, less accumulated amortization of $4,814 and $2,272, respectively	25,749	19,453
Total assets	$3,160,062	$1,967,698

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable and line of credit	$1,507,443	$1,037,982
Mortgage notes payable associated with assets held for sale	—	17,700
Accounts payable and accrued expenses	20,029	9,282
Escrowed investor proceeds	2,215	12,738
Acquired below market lease intangibles, less accumulated amortization of $8,368 and $2,083, respectively	134,271	80,032
Distributions payable	9,747	5,434
Deferred rent and other liabilities	6,697	1,784
Total liabilities	1,680,402	1,164,952
Redeemable common stock	51,267	21,660
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 174,568,185 and 93,621,094 shares issued and outstanding, respectively	1,746	936
Capital in excess of par value	1,526,902	824,676
Accumulated distributions in excess of earnings	(96,958)	(44,526)
Accumulated other comprehensive loss	(3,297)	—
Total stockholders’ equity	1,428,393	781,086
Total liabilities and stockholders’ equity	$3,160,062	$1,967,698

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Rental and other income	$45,403	$23,871	$121,475	$53,324
Tenant reimbursement income	3,287	2,152	7,331	4,113
Earned income from direct financing leases	532	481	1,650	485
Interest income on mortgage notes receivable	1,770	35	5,324	35
Interest income on marketable securities	100	—	100	—
Total revenue	51,092	26,539	135,880	57,957

Expenses:
General and administrative	1,522	444	3,601	1,263
Property operating expenses	3,215	2,541	9,249	4,984
Property and asset management fees	2,866	1,272	6,925	2,636
Depreciation	11,063	5,842	29,056	13,302
Amortization	5,598	2,927	15,093	6,348
Impairment of real estate assets	—	—	3,550	5,400
Total operating expenses	24,264	13,026	67,474	33,933
Operating income	26,828	13,513	68,406	24,024

Other income (expense):
Interest and other income	295	984	923	1,922
Interest expense	(18,162)	(11,498)	(52,732)	(24,629)
Total other expense	(17,867)	(10,514)	(51,809)	(22,707)
Net income	$8,961	$2,999	$16,597	$1,317

Net income per common share:
Basic and diluted	$0.06	$0.04	$0.13	$0.03

Weighted average number of common shares outstanding:
Basic	159,897,175	68,274,188	131,701,395	52,588,732
Diluted	159,900,068	68,274,393	131,704,461	52,588,732

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2007	93,621,094	$936	$824,676	$(44,526)	$—	$781,086
Issuance of common stock	81,591,239	816	812,533	—	—	813,349
Distributions	—	—	—	(69,029)	—	(69,029)
Commissions on stock sales and related dealer manager fees	—	—	(69,473)	—	—	(69,473)
Other offering costs	—	—	(5,007)	—	—	(5,007)
Redemptions of common stock	(644,148)	(6)	(6,226)	—		(6,232)
Stock compensation expense	—	—	6	—	—	6
Redeemable common stock	—	—	(29,607)	—	—	(29,607)
Unrealized loss on marketable securities	—	—	—	—	(3,297)	(3,297)
Net income	—	—	—	16,597	—	16,597
Balance, September 30, 2008	174,568,185	$1,746	$1,526,902	$(96,958)	$(3,297)	$1,428,393

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$16,597	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,056	13,302
Amortization	15,054	6,943
Amortization of premiums on mortgage notes receivable	473	—
Amortization of discount on marketable securities	(24)	—
Allowance for doubtful accounts	193	—
Stock compensation expense	6	31
Impairment of real estate assets	3,550	5,400
Net gain on disposal of rate lock deposits	—	(478)
Changes in assets and liabilities:
Decrease in real estate under direct financing leases	473	133
Rents and tenant receivables	(8,554)	(3,993)
Prepaid expenses and other assets	(1,963)	(1,028)
Accounts payable and accrued expenses	12,252	4,779
Deferred rent and other liabilities	3,409	1,616
Net cash provided by operating activities	70,522	28,022
Cash flows from investing activities:
Investment in real estate and related assets	(974,019)	(876,124)
Investment in real estate under direct financing leases	—	(39,528)
Investment in marketable securities	(26,824)	—
Acquired intangible lease assets	(120,866)	(114,548)
Acquired below market lease intangibles	60,523	29,036
Acquisition costs related to investment in mortgage notes receivable	(102)	(13,508)
Proceeds from mortgage notes receivable	1,143	—
Restricted cash	6,435	(7,260)
Net cash used in investing activities	(1,053,710)	(1,021,932)
Cash flows from financing activities:
Proceeds from issuance of common stock	777,509	446,547
Offering costs on issuance of common stock	(74,480)	(42,271)
Redemptions of common stock	(6,232)	(1,253)
Distributions to investors	(28,877)	(11,040)
Proceeds from notes payable and line of credit	587,534	635,630
Repayment of notes payable and line of credit	(235,596)	(47,280)
Refund of loan deposits	4,094	13,184
Payment of loan deposits	(4,721)	(9,736)
Proceeds from rate lock breakage gain	—	2,162
Escrowed investor proceeds liability	(10,523)	7,123
Deferred financing costs paid	(10,418)	(15,365)
Net cash provided by financing activities	998,290	977,701
Net increase (decrease) in cash and cash equivalents	15,102	(16,209)
Cash and cash equivalents, beginning of period	43,517	37,566
Cash and cash equivalents, end of period	$58,619	$21,357
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$9,747	$4,273
Notes payable assumed in real estate acquisitions	$99,823	$—
Notes payable from seller of mortgage notes receivables	$—	$36,290
Common stock issued through distribution reinvestment plan	$35,839	$12,740
Unrealized loss on marketable securities	$3,297	$—
Supplemental Cash Flow Disclosures:
Interest paid	$47,152	$21,301

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

At September 30, 2008, the Company owned 468 properties comprising approximately 17.8 million square feet of single and multi-tenant commercial space located in 45 states and the U.S. Virgin Islands, with approximately 99% of the rentable square feet of these properties leased. At September 30, 2008, the Company also owned 69 mortgage notes receivable, with an aggregate receivable balance of approximately $85.6 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.

The Company commenced its initial public offering (the “Initial Offering”) on June 27, 2005. The Company terminated the Initial Offering on May 22, 2007. The Company issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the distribution reinvestment plan, as amended from time to time (the “DRIP”), resulting in gross offering proceeds to the Company of approximately $547.4 million.

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of our common stock (the “Follow-on Offering”) (collectively with the Initial Offering, the “Offerings”). The Follow-on Offering includes up to 143,050,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 6,000,000 shares to be offered for sale pursuant to the Company’s DRIP. As of September 30, 2008, the Company had accepted subscriptions for 120,580,963 shares of its common stock in the Follow-on Offering, resulting in gross proceeds to the Company of approximately $1.2 billion. Combined with the gross proceeds from the Initial Offering, the Company had aggregate gross proceeds from the Offerings of approximately $1.7 billion (including shares sold pursuant to DRIP) as of September 30, 2008, before offering costs, selling commissions, and dealer management fees of approximately $161.8 million and before share redemptions of approximately $8.4 million.

On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3. The Company will stop offering shares under the DRIP portion of the Follow-on Offering before beginning to offer shares under the Registration Statement on Form S-3.

As of November 10, 2008, the Company had received approximately $1.9 billion in gross offering proceeds through the issuance of 189,128,139 shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). As of November 10, 2008, approximately 14.7 million shares remained available for sale to the public for an aggregate offering price of approximately $147.1 million in the Follow-on Offering, exclusive of shares available under the DRIP. As of November 10, 2008, approximately 642,000 shares remained available for sale under the DRIP in the Follow-on Offering. The Company has reserved the right to reallocate shares between the DRIP and the primary offering.

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

September 30, 2008

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

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash is escrowed investor proceeds of approximately $2.2 million and approximately $12.7 million of offering proceeds for which shares of common stock had not been issued as of September 30, 2008 and December 31, 2007, respectively. Additionally, restricted cash includes approximately $2.2 million as of September 30, 2008 for the contractual obligations related to an earnout agreement discussed in Note 4. There was no earnout provision as of December 31, 2007. Restricted cash also includes approximately $2.5 million and approximately $566,000 as of September 30, 2008 and December 31, 2007, respectively, of lender reserves to be used for tenant improvements and leasing commissions. Restricted cash also includes approximately $713,000 and $728,000 as of September 30, 2008 and December 31, 2007, respectively, which is restricted to fund capital expenditures for the Company’s real estate investment properties.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of September 30, 2008 and December 31, 2007, the Company had issued approximately 6.3 million and approximately 2.5 million shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $59.7 million and approximately $23.8 million under its DRIP, respectively, which are recorded as redeemable common stock in the respective condensed consolidated unaudited balance sheets, net of redemptions. As of September 30, 2008, the Company had redeemed approximately 871,000 shares of common stock for a cost of approximately $8.4 million. As of December 31, 2007, the Company had redeemed 227,000 shares of common stock for a cost of approximately $2.2 million.

Marketable Securities

Investments in marketable securities consist of investments in commercial mortgage-backed securities (“CMBS”). Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as “trading”, “available-for-sale” or “held-to-maturity”. The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income on marketable securities over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s operating segments consist of commercial properties, which include activities related to investing in real estate including retail, office, and distribution properties, and mortgage notes receivable. Although the Company’s commercial properties and mortgage notes receivable are geographically diversified throughout the United States, the chief operating decision maker evaluates operating performance on an overall portfolio level and these properties and mortgage notes receivable have similar economic characteristics, thus the Company’s properties and mortgage notes receivable have been aggregated into one reportable segment.

Investment in Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest expense, estimated to be generated by those assets. The Company has certain properties under operating leases with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the properties and related intangible assets and their eventual disposition exceeded the carrying value of the assets as of September 30, 2008. Except as discussed in the note relating to real estate assets held for sale, no impairment losses were recorded for the three and nine months ended September 30, 2008. The Company recorded an impairment loss of approximately $5.4 million during the nine months ended September 30, 2007. No impairment loss was recorded during the three months ended September 30, 2007.

Real Estate Assets Held for Sale

The Company continually monitors the performance of its properties, including their demographics, potential current capital appreciation, and tenants and may identify properties for potential disposition based on such performance characteristics. During the three months ended June 30, 2007, the Company identified one property based on such performance characteristics that it elected to market for sale. Therefore, as of June 30, 2007, the Company reclassified its consolidated statements of operations to reflect income and expenses for the property held for sale as discontinued operations and reclassified its consolidated balance sheets to reflect assets related to such property as held for sale.

On February 1, 2008, the tenant of the property held for sale filed for Chapter 11 bankruptcy protection and, as a result, the Company elected to no longer market the property for sale. Accordingly, the Company no longer classified the property as a discontinued operation within its consolidated statements of operations or its consolidated balance sheet at December 31, 2007. The Company reclassified the property as held for investment during the nine months ended September 30, 2008. The Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of approximately $3.6 million during the nine months ended September 30, 2008. No additional impairment losses were recorded for the three months ended September 30, 2008. No assets were identified as held for sale during the three and nine months ended September 30, 2008.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

Investment in Direct Financing Leases

The Company evaluates the leases associated with its properties in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). For the Company’s real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, the Company records an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount the Company expects to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period. There were no write-downs recognized during the three and nine months ended September 30, 2008 and 2007.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs and fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated as the amount that the recorded investment exceeds the greater of the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for the three and nine months ended September 30, 2008 and 2007.

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS No. 133 are recorded as a gain or loss to operations.

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risks. The Company entered into two interest rate cap agreements to hedge its exposure to changing interest rates on variable rate debt during the three and nine months ended September 30, 2008. The Company entered into two interest rate cap agreements (the “Cap Agreements”) for an aggregate notional amount of approximately $70.0 million, which capped the interest rate on $70.0 million of secured debt under two loans at 7%. In accordance with SFAS No. 133, the Company recorded the Cap Agreements in the accompanying condensed consolidated unaudited balance sheet in prepaid expenses and other assets at fair value of approximately $185,000. Changes to fair value of the Cap Agreements resulted in an increase of approximately $39,000 of recorded interest expense on the condensed consolidated unaudited statement of operations for the three and nine months ended September 30, 2008. The Company had no rate cap agreements for the three and nine months ended September 30, 2007. Neither of these agreements were designated as hedges as of September 30, 2008.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS No. 157 were effective for the Company on January 1, 2008. The adoption of this guidance has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

On October 10, 2008, the FASB voted to issue Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. The Company calculated the fair value of the Company’s financial assets in accordance with FSP 157-3.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Marketable securities – The Company’s marketable securities are valued using Level 3 inputs. The Company primarily uses quoted market prices from third parties that actively participate in the CMBS market. The Company receives non-binding quotes from established financial institutions and selects a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. The Company generally does not adjust values from quotes received. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company estimates fair value using internal models that primarily consider the CMBX index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of September 30, 2008, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. As there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

Derivative Instruments – The Company’s derivative financial assets represent interest rate caps and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company includes the impact of credit valuation adjustments on derivatives measured at fair value.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value at September 30, 2008 (in thousands):

	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$23,550	$—	$—	$23,550
Rate cap agreements	185	—	185	—
Total Assets	$23,735	$—	$185	$23,550

The following table shows a reconciliation of the change in fair value for the nine months ended September 30, 2008 of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3):

	Balance at January 1, 2008	Net realized/ unrealized gains (losses) included in earnings	Net unrealized loss	Purchases, issuances, settlements and amortization	Transfers in and out of Level 3	Balance at September 30, 2008
Marketable securities	$—	$—	$(3,297)	$26,847	$—	$23,550

The amount of total losses for the period included in changes in net assets attributable to the change in the unrealized loss relating to assets still held at September 30, 3008 was approximately $3.3 million.

Note 3 – Real Estate Assets Under Direct Financing Leases

The components of investment in direct financing leases at September 30, 2008 and December 31, 2007, were as follows (in thousands):

	September 30, 2008	December 31, 2007
Minimum lease payments receivable	$31,353	$26,862
Estimated residual value of leased assets	27,854	29,696
Deferred incremental direct costs	—	—
Unearned income	(20,420)	(17,298)
Total	$38,787	$39,260

Note 4 — Real Estate Acquisitions

During the nine months ended September 30, 2008, the Company acquired a 100% interest in 135 commercial properties for an aggregate purchase price of approximately $1.1 billion. In addition to cash from net proceeds of the Offerings, the Company financed the acquisitions with approximately $570.1 million of notes payable and borrowings from the line of credit and the assumption of mortgage loans, with a fair value totaling approximately $99.8 million. The notes payable generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties, including aggregate acquisition costs of approximately $34.8 million, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $299.8 million to land, approximately $774.2 million to building and improvements, approximately $109.9 million to acquired in-place leases, approximately $60.5 million to acquired below-market leases, and approximately $11.0 million to acquired above-market leases during the nine months ended September 30, 2008. Additionally, during the nine months ended September 30, 2008, the Company capitalized approximately $174,000 of expenditures relating to building and improvements, which will be depreciated over the estimated useful life of each asset.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

The Company acquired two properties subject to the obligation to pay to the respective seller additional monies depending on the future leasing and occupancy of the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, the Company will not have any further obligation. Assuming all the conditions are satisfied, the Company would be obligated to pay an aggregate of approximately $7.7 million, of which approximately $2.2 million is recorded in restricted cash and approximately $5.5 million is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated unaudited balance sheet, in accordance with the respective purchase agreement. The Company estimated the fair value of its contingent liability based on the expected payout obligation.

Note 5 – Investment in Mortgage Notes Receivable

As of September 30, 2008, the Company owned 69 mortgage notes receivable, which are secured by 43 restaurant properties and 26 retail properties (collectively, the “Mortgage Notes”). The mortgage notes receivable balance of approximately $85.6 million as of September 30, 2008 consists of the face value of the Mortgage Notes of approximately $77.2 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $552,000. The premium and acquisition costs will be amortized over the terms of each respective Mortgage Note using the effective interest rate method.  The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum.

Note 6 — Marketable Securities

On September 17, 2008, the Company purchased CMBS, class A-J certificates of the LB-UBS Commercial Mortgage Trust 2007 – C2 (the “UBS Certificates”) with a face amount of approximately $35.2 million at a discounted price of approximately $26.3 million.  The UBS Certificates are rated AAA by Standard & Poor’s Ratings Services and AAA by Fitch Ratings, have a coupon rate of 5.562% per year and are secured by a diversified pool of commercial mortgage loans secured by commercial real estate.  JP Morgan Chase Bank, N.A. provided 30-day repurchase financing (the “Repurchase Financing”) at settlement in the amount of approximately $17.4 million, with an initial interest rate of 3.50% per annum. The marketable securities balance of approximately $23.6 million at September 30, 2008 consists of the face value of approximately $35.2 million, less a discount of approximately $8.4 million, net of accumulated amortization of approximately $24,000, and the unrealized loss on marketable securities of approximately $3.3 million. At September 30, 2008, the fair value of this investment was $23.6 million. The Company recognized an unrealized loss of approximately $3.3 million related to this investment for the three and nine months ended September 30, 2008, which is included in other comprehensive loss on the accompanying condensed consolidated unaudited balance sheet and statement of stockholders’ equity at September 30, 2008. The unrealized loss at September 30, 2008 was deemed to be a temporary impairment based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for the recovery in the fair value. The Company determined that the unrealized loss resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of September 30, 2008, management determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protect the Company’s ability to recover the investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment have not been adversely impacted by the deterioration in the creditworthiness of the specific CMBS issuers.

The following table shows fair value and gross unrealized losses of the Company’s marketable securities that are deemed temporary impairments and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2008.

	Holding Period of Gross Unrealized Losses of Marketable Securities (in thousands)
	Less than 12 months		12 Months or More		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial mortgage-backed securities	$23,550	$3,297	$—	$—	$23,550	$3,297

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

Note 7 —Notes Payable and Line of Credit

As of September 30, 2008, the Company had approximately $1.5 billion of debt outstanding, consisting of approximately $1.2 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), approximately $187.9 million in variable rate mortgage loans (the “Variable Rate Debt”), approximately $86.0 million outstanding under a line of credit (the “Credit Facility”) and approximately $17.4 million outstanding under the Repurchase Financing. The Fixed Rate Debt has interest rates ranging from 4.29% to 6.88%, with a weighted average interest rate of approximately 5.83%, and matures on various dates from December 2008 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 195 to 325 basis points and matures on various dates from February 2009 through September 2011. Each of the notes payable is secured by the respective property. See below for terms of the Credit Facility. The Repurchase Financing bore interest at 3.50% per annum as of September 30, 2008.

On May 23, 2008, the Company entered into the Credit Facility, a revolving credit facility with a syndication of banks, providing up to $135.0 million of secured borrowing. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. As of September 30, 2008, the Company had an outstanding balance of approximately $86.0 million, and approximately $49.0 million was available, under the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool. The notes payable are generally non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts.

During the nine months ended September 30, 2008, the Company issued or assumed approximately $525.5 million of notes payable secured by real estate assets, of which approximately $287.1 million was fixed rate debt which bore interest at rates ranging from 4.29% to 6.80%, with a weighted average interest rate of approximately 5.68%, and approximately $238.4 million was variable rate debt, which bore interest at the one month LIBOR rate plus 195 to 325 basis points. In addition, the Company received approximately $17.4 million from the Repurchase Financing. During the nine months ended September 30, 2008, the Company borrowed approximately $146.0 million from the Credit Facility and subsequently repaid approximately $60.0 million. In addition, the Company repaid approximately $9.5 million of fixed rate debt and approximately $121.8 million of variable rate debt and terminated three outstanding lines of credit by repaying the total outstanding balance of approximately $43.5 million under those lines of credit.

Note 8 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. As of September 30, 2008, the Company owned certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated results of operations, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated results of operations.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

Note 9 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Follow-on Offering. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, Cole Capital receives, and will continue to receive, 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee, in connection with the Follow-on Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the three and nine months ended September 30, 2008, the Company paid approximately $25.6 million and approximately $69.5 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $21.5 million and approximately $57.9 million, respectively, was reallowed to participating broker-dealers. During the three and nine months ended September 30, 2007, the Company paid approximately $14.6 million and approximately $38.6 million, respectively, to Cole Capital for selling commissions and dealer manager fees, of which approximately $12.3 million and approximately $33.2 million, respectively, was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the three and nine months ended September 30, 2008, the Company reimbursed Cole Advisors II approximately $2.5 million and approximately $5.0 million, respectively, for organization and offering expenses of the Offerings. During the three and nine months ended September 30, 2007, the Company reimbursed Cole Advisors II approximately $1.8 million and approximately $3.7 million, respectively, for organization and offering expenses of the Offerings.

Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition costs incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 4.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three and nine months ended September 30, 2008, the Company paid an affiliate of Cole Advisors II approximately $14.0 million and approximately $22.4 million, respectively, for acquisition fees. During the three and nine months ended September 30, 2007, the Company paid an affiliate of Cole Advisors II approximately $8.1 million and approximately $20.5 million, respectively, for acquisition fees.

If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no finance coordination fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three and nine months ended September 30, 2008, the Company paid Cole Advisors II approximately $2.9 million and approximately $3.9 million, respectively, for finance coordination fees. During the three and nine months ended September 30, 2007, the Company paid Cole Advisors II approximately $2.1 million and approximately $6.3 million, respectively, for finance coordination fees.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

The Company pays, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees equaled 2.0% for single-tenant properties and 4.0% for multi-tenant properties of gross revenues plus leasing commissions at prevailing market rates during the three and nine months ended September 30, 2008. In accordance with the property management agreement, the Company may pay Cole Realty Advisors up to (i) 2.0% of gross revenues from the Company’s single tenant properties and (ii) 4.0% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three and nine months ended September 30, 2008, the Company paid to Cole Realty Advisors approximately $519,000 and approximately $1.9 million, respectively, for property management fees. During the three and nine months ended September 30, 2007, the Company paid to Cole Realty Advisors approximately $494,000 and approximately $1.0 million, respectively, for property management fees.

The Company pays to Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three and nine months ended September 30, 2008, the Company paid to Cole Advisors II approximately $1.6 million and approximately $4.1 million, respectively, for asset management fees. During the three and nine months ended September 30, 2007, the Company paid to Cole Advisors II approximately $778,000 and approximately $1.6 million, respectively, for asset management fees.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the three and nine months ended September 30, 2008 and 2007, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

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

The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the three and nine months ended September 30, 2008 and 2007, the Company did not reimburse Cole Advisors II for any such costs.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

As of September 30, 2008, the Company had approximately $13,000 payable to Cole Advisors II, which generally consisted of dues collected on behalf of tenants for a property owners’ association managed by Cole Advisors II. As of December 31, 2007, the Company had approximately $1.5 million payable to Cole Advisors II, which generally consisted of acquisition and finance coordination fees and reimbursement of organization and offering costs. These amounts are included the accompanying condensed consolidated unaudited balance sheet in accounts payable and accrued expenses.

On March 25, 2008, Cole OP II borrowed approximately $16.0 million from Series B, LLC and approximately $16.0 million from Series C, LLC, each of which are affiliates of the Company and the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain wholly-owned subsidiaries of Cole OP II. The loan proceeds were used to acquire properties with a purchase price of approximately $63.6 million, exclusive of closing costs. The loan bore interest at variable rates equal to the one-month LIBOR rate plus 200 basis points with monthly interest-only payments. The Company repaid approximately $32.0 million of the aforementioned loans in May 2008. During the three months ended September 30, 2008, no interest expense was incurred for related party transactions. During the nine months ended September 30, 2008, Cole OP II incurred approximately $278,000 in interest expense to affiliates under the aforementioned loans. During the three and nine months ended September 30, 2007, no interest expense was incurred for related party transactions. The Company’s board of directors, including all of the independent directors, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.

On September 30, 2008, Cole OP II acquired a portfolio of 12 properties or investments therein from Cole Credit Property Fund, LP, an affiliate of the Company and the Company’s advisor, for approximately $54.8 million, and a portfolio of ten properties from Cole Credit Property Fund II, LP, an affiliate of the Company and the Company’s advisor, for approximately $66.5 million. These acquisitions were funded by net proceeds from the Follow-on Offering and the assumption of 22 loans, secured by the properties, with a face value totaling approximately $68.6 million and a fair value totaling approximately $68.0 million. The Company’s board of directors, including all of the independent directors, not otherwise interested in the transaction, approved the transaction as being fair and reasonable to the Company, at a price in excess of the cost to Cole Credit Property Fund, LP and Cole Credit Property Fund II, LP. Substantial justification existed for such excess as such excess was reasonable and the costs of the interests did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors. During the three and nine months ended September 30, 2007, Cole OP II acquired no properties from affiliates of the Company or the Company’s advisor.

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

Note 11 — New Accounting Pronouncements

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company believes FSP FAS 142-3 will have no material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the application of SFAS No. 162 to result in a change to the Company’s current practices.

Note 12 — Independent Directors’ Stock Option Plan

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. Such options generally vest within one year from the date of grant. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007 and 2008. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of September 30, 2008 and December 31, 2007, the Company had granted options to purchase 40,000 and 30,000 shares, respectively. As of September 30, 2008, 30,000 shares were vested. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective application. Accordingly, prior period amounts were not restated.

During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation charges of approximately $2,000 and approximately $6,000, respectively. During the three and nine months ended September 30, 2007, the Company recorded stock-based compensation charges of approximately $9,000 and approximately $31,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

During the three months ended September 30, 2008, no options to purchase shares were granted, options for 10,000 shares became vested, and no options were forfeited or exercised. During the nine months ended September 30, 2008, options to purchase 10,000 shares at $9.10 per share were granted, options for 10,000 shares became vested, and no options were forfeited or exercised. During the three months ended September 30, 2007, options to purchase 10,000 shares at $9.10 per share were granted, and no options became vested, were forfeited, or were exercised. During the nine months ended September 30, 2007, options for 10,000 shares became vested, 10,000 options were granted at $9.10 per share, and no options were forfeited or exercised. As of September 30, 2008, options to purchase 40,000 shares at a weighted average exercise price of $9.13 per share remained outstanding with a weighted average contractual remaining life of approximately eight years. As of September 30, 2008, there was approximately $5,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through June 30, 2009.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

September 30, 2008

Note 13 — Subsequent Events

Sale of Shares of Common Stock

As of November 10, 2008, the Company had received approximately $1.9 billion in gross offering proceeds through the issuance of 189,128,139 shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). As of November 10, 2008, approximately 14.7 million shares remained available for sale to the public for an aggregate offering price of approximately $147.1 million in the Follow-on Offering, exclusive of shares available under the DRIP. As of November 10, 2008, approximately 134.3 million shares had been sold in the Follow-on Offering (including shares sold pursuant to the DRIP).

Real Estate Acquisitions

Subsequent to September 30, 2008, the Company acquired a 100% interest in 195 commercial properties and an 85% interest in one property for an aggregate purchase price of approximately $206.7 million. The acquisitions were acquired with the use of cash from net proceeds of the Follow-On Offering, borrowings from the Credit Facility, assumption of approximately $72.4 million of notes payable and available cash. The Company allocated the purchase price of these properties, including aggregate acquisitions costs, to the fair market value of the assets acquired and liabilities assumed.

Notes Payable

Subsequent to September 30, 2008, the Company issued or assumed notes payable, totaling $104.4 million, of which, $72.4 million was fixed rate debt that bears interest between 6.0% and 7.22% and matures between May 2015 and December 2025, and $32.0 million was variable rate debt that bears interest at the 30-day LIBOR rate plus 250 basis points and matures October 2012. On November 4, 2008, the Company entered into an interest rate swap agreement that swapped the variable interest rate associated with the $32.0 million variable rate debt with a fixed interest rate of 6.2%.  The Company borrowed $45.0 million from the Credit Facility subsequent to September 30, 2008. As of November 10, 2008, approximately $3.5 million was available for borrowing under the Credit Facility. On October 14, 2008, the Company renewed the Repurchase Financings in the amount of approximately $13.2 million, with an interest rate of 5.66%.

Marketable Securities

On October 20, 2008, the Company purchased commercial mortgage backed securities, class A3 certificates of the JPMCC 08-C2 (the “JPM Certificates”) with a face amount of $18.5 million at a discounted price of approximately $15.1 million.  The JPM Certificates are rated Aaa by Moody’s Ratings Services and AAA by Fitch Ratings with a coupon rate of 6.288% per year and are secured by a diversified pool of commercial mortgage loans secured by commercial real estate.  JP Morgan Chase Bank, N.A. provided 60-day repurchase financing at settlement in the amount of approximately $10.6 million, with an initial interest rate of 5.16% per annum.

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

Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, inability to obtain real estate financing, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007 and the “Risk Factors” section of the registration statement relating to the Follow-on Offering (SEC Registration No. 333-138444), as supplemented and amended, each as filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of common stock in the Initial Offering. Prior to such date, we were considered a development stage company.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 89% of total revenue during the three and nine months ended September 30, 2008. As approximately 99% of the rentable square feet at our properties is under lease, with an average remaining lease term of approximately 12.8 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of September 30, 2008, the debt leverage ratio of our portfolio, which is the ratio of notes payable to total gross assets, was approximately 44%, with approximately 19% of the debt, or $291.3 million, subject to variable interest rates. We intend to manage our interest rate risk on our existing real estate portfolio by repaying approximately $187.9 million, or 100% of our Variable Rate Debt, at or prior to its various maturity dates, which range from February 2009 through September 2011 or enter into interest rate cap or swap agreements to hedge such risk. We expect to fund the repayments with net proceeds from the sale of our common stock in the Follow-on Offering or debt refinancings. Additionally, as we continue to raise capital from the sale of our common stock in the Follow-on Offering and invest the proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is generally determinable at the time we purchase the property, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.

The current mortgage lending and interest rate environment for real estate in general continues to be and the overall economic fundamentals remain uncertain. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties in which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $135.0 million Credit Facility, short-term variable rate loans, assume existing mortgage loans in connection with property acquisitions, or enter into interest rate lock or swap agreements, or any combination of the foregoing. We may also acquire a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a larger percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

As of September 30, 2008, we owned 365 single-tenant, freestanding retail properties, 82 single-tenant freestanding commercial properties, and 21 multi-tenant retail properties, of which approximately 99% of the rentable space was leased. During the three months ended September 30, 2008, we acquired 68 single-tenant, freestanding retail properties, three single-tenant, freestanding commercial properties and three multi-tenant retail properties. During the nine months ended September 30, 2008, we acquired 116 single-tenant, freestanding retail properties, 12 single-tenant, freestanding commercial properties and seven multi-tenant retail properties (See Note 4 to the condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q). Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

As of September 30, 2008, we owned 468 commercial properties, of which approximately 99% of the rentable space was leased, compared to 230 commercial properties, of which approximately 99% of the rentable space was leased, at September 30, 2007, an increase of approximately 103%. During the three months ended September 30, 2008 and 2007, we acquired 74 properties and 48 properties, respectively. Our average properties owned for the three months ended September 30, 2008 increased 225 properties, or approximately 109%, to 431 properties, compared to 206 properties for the three months ended September 30, 2007. Accordingly, our results of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 reflect significant increases in most categories.

Revenue. Revenue increased approximately $24.6 million, or approximately 93%, to approximately $51.1 million for the three months ended September 30, 2008, compared to approximately $26.5 million for the three months ended September 30, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 89% and approximately 90% of total revenues during the three months ended September 30, 2008 and 2007, respectively.

Rental income increased approximately $21.5 million, or approximately 90%, to approximately $45.4 million for the three months ended September 30, 2008, compared to approximately $23.9 million for the three months ended September 30, 2007. Additionally, tenant reimbursement income increased approximately $1.1 million, or approximately 53%, to approximately $3.3 million for the three months ended September 30, 2008, compared to approximately $2.2 million for the three months ended September 30, 2007. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 238 new properties subsequent to September 30, 2007.

Earned income from direct financing leases increased approximately $51,000, or approximately 11%, to approximately $532,000 for the three months ended September 30, 2008, compared to approximately $481,000 for the three months ended September 30, 2007. The increase was due to the recording of earned income from direct financing leases on eight properties accounted for as direct financing leases acquired on July 19, 2007 for the full three months ended September 30, 2008, compared to approximately 2.5 months during the three months ended September 30, 2007

Interest income on mortgage notes receivable was approximately $1.8 million for the three months ended September 30, 2008, compared to approximately $35,000 for the three months ended September 30, 2007. The increase was due to the acquisition of 46 mortgage notes receivable subsequent to September 30, 2007. We owned approximately $85.6 million of mortgage notes receivable at September 30, 2008.

Interest income on marketable securities was approximately $100,000 for the three months ended September 30, 2008, compared to no interest income on marketable securities for the three months ended September 30, 2007. The increase was due to the acquisition of approximately $23.6 million CMBS investments during the three months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses increased approximately $1.1 million, or approximately 243%, to approximately $1.5 million for the three months ended September 30, 2008, compared to approximately $444,000 for the three months ended September 30, 2007. The increase was primarily due to increases in accounting fees and state franchise and income taxes due to the increase in the number of properties owned, from 230 properties at September 30, 2007 to 468 properties at September 30, 2008. The primary general and administrative expense items are state franchise and income taxes, escrow and trustee fees, legal and accounting fees and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $674,000, or approximately 27%, to approximately $3.2 million for the three months ended September 30, 2008, compared to approximately $2.5 million for the three months ended September 30, 2007. The increase was primarily due to the ownership of more properties during the three months ended September 30, 2008 than in the three months ended September 30, 2007, for which we pay certain operating expenses, such as our multi-tenant shopping centers. Most of these costs are reimbursed by the tenant in accordance with the respective lease agreements. At September 30, 2008, we owned 21 multi-tenant shopping centers compared to 13 multi-tenant shopping centers at September 30, 2007. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the three months ended September 30, 2008, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues from our single-tenant properties and 4% of gross revenues from our multi-tenant properties, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $1.6 million, or approximately 125%, to approximately $2.9 million for the three months ended September 30, 2008, compared to approximately $1.3 million for the three months ended September 30, 2007. Property management fees increased approximately $812,000, or approximately 164%, to approximately $1.3 million for the three months ended September 30, 2008, compared to approximately $494,000 for the three months ended September 30, 2007. The increase in property management fees was primarily due to an increase in rental income and tenant reimbursement income of approximately $22.7 million, or approximately 87%, to approximately $48.7 million for the three months ended September 30, 2008, from approximately $26.0 million for the three months ended September 30, 2007. In addition, during the three months ended September 30, 2008, we paid to our property manager 4% of gross revenues from certain multi-tenant properties. During the three months ended September 30, 2007, we paid to our property manager 2% of gross revenues from multi-tenant properties. Asset management fees increased approximately $782,000, or approximately 100%, to approximately $1.6 million for the three months ended September 30, 2008, compared to approximately $778,000 for the three months ended September 30, 2007. The increase in asset management fees was primarily due to an increase of approximately $1.4 billion, or approximately 107%, in the average gross book value of properties owned to approximately $2.7 billion at September 30, 2008, from approximately $1.3 billion at September 30,

2007. The increase in average gross book value was due to the acquisition of 238 new properties subsequent to September 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $7.9 million, or approximately 90%, to approximately $16.7 million for the three months ended September 30, 2008, compared to approximately $8.8 million for the three months ended September 30, 2007. The increase was primarily due to an increase in the average gross book value of properties owned of approximately $1.4 billion, or approximately 107%, to approximately $2.7 billion at September 30, 2008 from approximately $1.3 billion at September 30, 2007. The increase in average gross book value was due to the acquisition of 238 new properties subsequent to September 30, 2007.

Interest and Other Income. Interest and other income decreased approximately $689,000, or approximately 70% to approximately $295,000 during the three months ended September 30, 2008, compared to approximately $984,000 during the three months ended September 30, 2007. No other income was recorded for the three months ended September 30, 2008. During the three months ended September 30, 2007, we recorded a gain on the disposal of rate lock of approximately $478,000. Interest income decreased approximately $211,000, or approximately 42%, to approximately $295,000 during the three months ended September 30, 2008, compared to approximately $506,000 for the three months ended September 30, 2007. The decrease was primarily due to a decline in interest rates.

Interest Expense. Interest expense increased approximately $6.7 million, or approximately 58%, to approximately $18.2 million during the three months ended September 30, 2008, compared to approximately $11.5 million during the three months ended September 30, 2007. The increase was primarily due to an increase in the average notes payable and line of credit outstanding during the three months ended September 30, 2008 to approximately $1.3 billion from approximately $741.8 million during the three months ended September 30, 2007 and an increase of weighted average interest rate to approximately 5.83% at September 30, 2008 from approximately 5.46% at September 30, 2007.

Our property acquisitions during the three months ended September 30, 2008 were purchased with proceeds from the Follow-on Offering and available cash. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

As of September 30, 2008, we owned 468 commercial properties, of which approximately 99% of the rentable space was leased, compared to 230 commercial properties, of which approximately 99% of the rentable space was leased, at September 30, 2007, an increase of approximately 103%. During the nine months ended September 30, 2008 and 2007, we acquired 135 properties and 139 properties, respectively. Our average properties owned for the nine months ended September 30, 2008 increased 240 properties, or approximately 150%, to 401 properties, compared to 161 properties for the nine months ended September 30, 2007. Accordingly, our results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 reflect significant increases in most categories.

Revenue. Revenue increased approximately $77.9 million, or 134%, to approximately $135.9 million for the nine months ended September 30, 2008, compared to approximately $58.0 million for the nine months ended September 30, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 89% and approximately 92% of total revenues during the nine months ended September 30, 2008 and 2007, respectively.

Rental income increased approximately $68.2 million, or approximately 128%, to approximately $121.5 million for the nine months ended September 30, 2008, compared to approximately $53.3 million for the nine months ended September 30, 2007. Additionally, tenant reimbursement income increased approximately $3.2 million, or approximately 78%, to approximately $7.3 million for the nine months ended September 30, 2008, compared to approximately $4.1 million for the nine months ended September 30, 2007. The increases in rental income and tenant reimbursement income were primarily due to the acquisition of 238 new properties subsequent to September 30, 2007.

Earned income from direct financing leases increased approximately $1.2 million, or approximately 240%, to approximately $1.7 million for the nine months ended September 30, 2008, compared to approximately $485,000 for the nine months ended September 30, 2007. The increase was due to the recording of earned income from direct financing leases on eight properties accounted for as direct financing leases acquired on July 19, 2007 for the full nine months ended September 30, 2008 compared to approximately 2.5 months during the nine months ended September 30, 2007.

Interest income on mortgage notes receivable was approximately $5.3 million for the nine months ended September 30, 2008, compared to approximately $35,000 for the nine months ended September 30, 2007. The increase was due to the acquisition of 46 mortgage notes receivable subsequent to September 30, 2007. We owned approximately $85.6 million of mortgage notes receivable at September 30, 2008.

Interest income on marketable securities was approximately $100,000 for the nine months ended September 30, 2008, compared to no interest income on marketable securities for the nine months ended September 30, 2007. The increase was due to the acquisition of approximately $23.6 million CMBS investments during the nine months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses increased approximately $2.3 million, or approximately 185%, to approximately $3.6 million for the nine months ended September 30, 2008, compared to approximately $1.3 million for the nine months ended September 30, 2007. The increase was primarily due to increases in accounting fees and state franchise and income taxes due to the increase in the number of properties owned, from 230 properties at September 30, 2007 to 468 properties at September 30, 2008. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, escrow and trustee fees, and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $4.2 million, or approximately 86%, to approximately $9.2 million for the nine months ended September 30, 2008, compared to approximately $5.0 million for the nine months ended September 30, 2007. The increase was primarily due to the ownership of more properties during the nine months ended September 30, 2008 than in the nine months ended September 30, 2007, for which we pay certain operating expenses, such as our multi-tenant shopping centers. Most of these costs are reimbursed by the tenant in accordance with the respective lease agreements. At September 30, 2008, we owned 21 multi-tenant shopping centers compared to 13 multi-tenant shopping centers at September 30, 2007. The primary property operating expense items are property taxes, repairs and maintenance, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the nine months ended September 30, 2008, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues from our single-tenant properties and 4% of gross revenues from our multi-tenant properties, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $4.3 million, or approximately 163%, to approximately $6.9 million for the nine months ended September 30, 2008, compared to approximately $2.6 million for the nine months ended September 30, 2007. Property management fees increased approximately $1.8 million, or approximately 175%, to approximately $2.8 million for the nine months ended September 30, 2008, compared to approximately $1.0 million for the nine months ended September 30, 2007. The increase in property management fees was primarily due to an increase in rental income and tenant reimbursement income of approximately $71.4 million, or approximately 124%, to approximately $128.8 million for the nine months ended September 30, 2008, from approximately $57.4 million for the nine months ended September 30, 2007. In addition, during the nine months ended September 30, 2008, we paid to our property manager 4% of gross revenues from certain multi-tenant properties. During the nine months ended September 30, 2007, we paid to our property manager 2% of gross revenues from multi-tenant properties. Asset management fees increased approximately $2.5 million, or approximately 155%, to approximately $4.1 million for the nine months ended September 30, 2008, compared to approximately $1.6 million for the nine months ended September 30, 2007. The increase in asset management fees was primarily due to an increase of approximately $1.4 billion, or approximately 151%, in the average gross book value of properties owned to approximately $2.4 billion at September 30, 2008, from approximately $974.5 million at September 30, 2007. The increase in average gross book value was due to the acquisition of 238 new properties subsequent to September 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $24.4 million, or approximately 125%, to approximately $44.1 million for the nine months ended September 30, 2008, compared to approximately $19.7 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in the average gross book value of properties owned of approximately $1.4 billion, or approximately 151%, to approximately $2.4 billion at September 30, 2008 from approximately $974.5 million at September 30, 2007. The increase in average gross book value was due to the acquisition of 238 new properties subsequent to September 30, 2007.

Impairment of Real Estate Assets. Impairment on real estate assets decreased approximately $1.9 million, or approximately 34%, to approximately $3.6 million for the nine months ended September 30, 2008, compared to approximately $5.4 million for the nine months ended September 30, 2007. Impairment losses were recorded on one property during the nine months ended September 30, 2008 and one property during the nine months ended September 30, 2007, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.

Interest and Other Income. Interest and other income decreased approximately $999,000, or approximately 52% to approximately $923,000 during the nine months ended September 30, 2008, compared to approximately $1.9 million during the nine months ended September 30, 2007. No other income was recorded for the nine months ended September 30, 2008. Other income consisted of the net gain on disposal of a rate lock, of approximately $478,000 for the nine months ended September 30, 2007. Interest income decreased approximately $521,000, or approximately 36%, to approximately $923,000 during the nine months ended September 30, 2008, compared to approximately $1.4 million for the nine months ended September 30, 2007. The decrease was primarily due to a decline in interest rates.

Interest Expense. Interest expense increased approximately $28.1 million, or approximately 114%, to approximately $52.7 million for the nine months ended September 30, 2008, compared to approximately $24.6 million during the nine months ended September 30, 2007. The increase was primarily due to an increase in the average notes payable and line of credit outstanding during the nine months ended September 30, 2008 to approximately $1.3 billion from approximately $530.6 million during the nine months ended September 30, 2007 and an increase of weighted average interest rate to approximately 5.83% at September 30, 2008 from approximately 5.46% at September 30, 2007.

Our property acquisitions during the nine months ended September 30, 2008 were financed in part with short-term and long-term notes payable as discussed in Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$8,961	$2,999	$16,597	$1,317
Add:
Depreciation of real estate assets	11,063	5,842	29,056	13,302
Amortization of lease related costs	5,598	2,927	15,093	6,348
Impairment on real estate assets	—	—	3,550	5,400
FFO	$25,622	$11,768	$64,296	$26,367

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $2.3 million and approximately $6.5 million during the three and nine months ended September 30, 2008, respectively, and approximately $1.2 million and approximately $2.7 million during the three and nine months ended September 30, 2007, respectively.

•

Amortization of deferred financing costs totaled approximately $1.2 million and approximately $4.0 million during the three and nine months ended September 30, 2008, respectively and approximately $479,000 and approximately $1.1 million during the three and nine months ended September 30, 2007, respectively.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured or unsecured financings to complete future property acquisitions. As of September 30, 2008, we had received and accepted gross subscriptions for 175,419,278 shares (including shares issued through our DRIP and excluding redemptions) of common stock in our Offerings for gross proceeds of approximately $1.7 billion.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements, including our current debt maturities of approximately $136 million, through net cash provided by property operations, the use of our cash on hand, proceeds from the sale of our common stock under our Follow-on Offering and potential new financing secured by our real estate properties owned. We expect our operating cash flows to increase as additional properties are added to our portfolio. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 9.1% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. The offering and organizational costs associated with the sale of our common stock are initially paid by our advisor and reimbursed by us up to 1.5% of the capital raised by us in connection with our offering of shares of common stock. As of September 30, 2008, Cole Advisors II had paid approximately $13.4 million of offering and organization costs since the inception of the Initial Offering and we had reimbursed our advisor for approximately $13.4 million of such costs, of which approximately $59,000 was expensed as organizational costs.

Subsequent to September 30, 2008, we completed the acquisition of 195 single-tenant properties and an 85% interest in one multi-tenant property for an aggregate purchase price of approximately $206.7 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Follow-on Offering, borrowings from our Credit Facility, and available cash.

On September 30, 2008, our board of directors declared a daily distribution of $0.00191257 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2008 and ending on December 31, 2008. The payment date for each record date in October 2008 will be in November 2008, the payment date for each record date in November 2008 will be in December 2008, and the payment date for each record date in December 2008 will be in January 2009.

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

As of September 30, 2008, we had cash and cash equivalents of approximately $58.6 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

As of September 30, 2008, we had approximately $1.5 billion of debt outstanding, consisting of approximately $1.2 billion in fixed rate mortgage loans, approximately $187.9 million in variable rate mortgage loans, approximately $86.0 million outstanding under our Credit Facility and approximately $17.4 million outstanding under the Repurchase Financing. The weighted average interest rate at September 30, 2008, under the fixed rate mortgage loans was approximately 5.83% and the variable rate mortgage interest rates range from LIBOR plus 195 to 325 basis points. See below for terms of our Credit Facility. The Repurchase Financing bore interest at 3.50% per annum. Additionally, the ratio of total debt to total gross assets was approximately 44% and the weighted average years to maturity was approximately 6.1 years.

On May 23, 2008, the Company entered into the Credit Facility, a revolving credit facility providing for up to $135.0 million of secured borrowings. The amount of the revolving line of credit may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the revolving line of credit bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The revolving line of credit matures in May 2011, with the option to extend to May 2012. As of September 30, 2008, $49.0 million was available under the revolving line of credit.

Our contractual obligations as of September 30, 2008, are as follows (in thousands):

	Payments due by period (2)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt (3)	$1,217,703	$42,892	$132,019	$8,292	$1,034,500
Interest payments – fixed rate debt	546,742	71,039	200,431	123,412	151,860
Principal payments – variable rate debt (3)	205,335	92,835	112,500	—	—
Interest payments – variable rate debt (1)	21,557	9,028	12,529	—	—
Principal payments – line of credit	86,000	—	86,000	—	—
Interest payments – line of credit	13,201	4,925	8,276	—	—
Total	$2,090,538	$220,719	$551,755	$131,704	$1,186,360

(1)	Rates ranging from 3.500% to 7.176% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of September 30, 2008.
(2)	Principal paydown amounts are included in payments due by period.
(3)	Principal payment amounts reflect actual payments based on face value of notes payable.

Cash Flow Analysis

Nine months ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Operating Activities. Net cash provided by operating activities increased approximately $42.5 million, or approximately 152%, to approximately $70.5 million for the nine months ended September 30, 2008, compared to approximately $28.0 million for the nine months ended September 30, 2007. The increase was primarily due to increases in net income of approximately $15.3 million, depreciation and amortization expenses totaling approximately $24.3 million and accounts payable and accrued expenses of approximately $7.5 million, offset primarily by a decrease in impairment of real estate assets of approximately $1.9 million and an increase in rents and tenant receivables of approximately $4.6 million for the nine months ended September 30, 2008. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities increased approximately $31.8 million, or approximately 3%, to approximately $1.1 billion for the nine months ended September 30, 2008, compared to approximately $1.0 billion for the nine months ended September 30, 2007. The increase is primarily due to our acquisition of 135 properties, with an average purchase price of $8.1 million during the nine months ended September 30, 2008, compared to the acquisition of 139 properties, with an average purchase price of $7.0 million during the nine months ended September 30, 2007. In addition, we purchased CMBS at a discounted price of approximately $26.8 million during the nine months ended September 30, 2008.

Financing Activities. Net cash provided by financing activities increased approximately $20.6 million, or approximately 2%, to approximately $998.3 million for the nine months ended September 30, 2008, compared to approximately $977.7 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in net proceeds from the issuance of common stock in our Offerings of approximately $298.8 million, offset primarily by a decrease in proceeds from mortgage and affiliate notes payable of approximately $48.1 million and an increase in repayment of mortgage and affiliate notes payable of approximately $188.3 million. The decrease in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of 32 new notes payable during the nine months ended September 30, 2008, compared to the issuance of 99 new notes payable during the nine months ended September 30, 2007.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Investment in Direct Financing Leases;
•	Investment in Mortgage Notes Receivable;
•	Investment in Marketable Securities;
•	Revenue Recognition; and
•	Income Taxes.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Investment in marketable securities was not considered a critical accounting policy at December 31, 2007, see description below. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, and related notes thereto.

Investment in Marketable Securities

Investments in marketable securities consist of investments in commercial mortgage-backed securities (“CMBS”). SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), requires us to classify its investments in real estate securities as trading, available-for-sale or held-to-maturity. We classify our investments as available-for-sale as we intend to hold our investments until maturity, however we may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

Our marketable securities are valued using Level 3 inputs. We primarily use quoted market prices from third parties that actively participate in the CMBS market. We receive non-binding quotes from established financial institutions and select a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. We generally do not adjust values from quotes received. If we are unable to obtain quotes from third parties or if we believe quotes received are inaccurate, we will estimate fair value using internal models that primarily consider the CMBX index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of September 30, 2008, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in our valuation could result in different valuations. As there continues to be significant disruptions to the financial markets, our estimates of fair value may have significant volatility.

We monitor our available-for-sale securities for impairments. A loss is recognized when we determine that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income on marketable securities over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 8 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees or reimbursements to our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of Cole Advisors II. See Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to September 30, 2008 through the date of this Quarterly Report on Form 10-Q. Refer to Note 13 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:

•	Sale of shares of common stock;
•	Acquisition of various properties;
•	Notes payable issued, assumed or repaid;
•	Credit Facility borrowings; and
•	Purchase of marketable securities.

New Accounting Pronouncements

Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (see Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings.

As of September 30, 2008, approximately $291.3 million of the approximately $1.5 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates (including the Repurchase Financing), which bore interest at the one-month LIBOR rate plus 195 to 325 basis points. The Repurchase Financing bore interest at 3.50% per annum. As of September 30, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $2.9 million per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

We made the following changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Adverse economic and geopolitical conditions may negatively affect our returns and profitability.

Our operating results may be affected by market and economic challenges, including the current global economic credit environment, which may result from a continued or exacerbated general economic slow down experienced by the nation as a whole or by the local economics where our properties may be located, or by the real estate industry, including the following:

•	poor economic conditions may result in tenant defaults under leases;

•	re-leasing may require concessions or reduced rental rates under the new leases;

•	poor economic conditions may result in lower revenue to us from retailers who pay us a percentage of their revenues under percentage rent leases;

•	constricted access to credit may result in tenant defaults or non-renewals under leases; and

•

increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic slow down or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slow down or downturn is prolonged or becomes more severe.

Disruptions in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this disruption in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If interest rates are higher when the properties are refinanced, our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank.  We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2005, we commenced our Initial Offering (SEC Registration No. 333-121094). On November 13, 2006, we increased the aggregate amount of shares available for the Initial Offering pursuant to a related Registration Statement on Form S-11 (SEC Registration No. 333-138663). On May 23, 2007, we commenced the Follow-on Offering of up to 150,000,000 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-138444) which was declared effective by the Securities and Exchange Commission on May 11, 2007. Pursuant to the follow-on offering, we are offering up to 143,050,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 6,000,000 shares to be offered for sale pursuant to the DRIP.

As of September 30, 2008, we had accepted subscriptions for 175,419,278 shares (including shares sold pursuant to our DRIP and excluding redemptions) of common stock in the Offerings, resulting in gross proceeds of approximately $1.7 billion, out of which we paid costs of approximately $148.4 million in selling commissions and dealer manager fees, approximately $56.9 million in acquisition fees, approximately $14.0 million in finance coordination fees, and approximately $13.4 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Initial Offering and Follow-on Offering are thus approximately $1.4 billion as of September 30, 2008. With the net offering proceeds and indebtedness, we acquired approximately $3.2 billion in real estate and related assets. As of November 10, 2008 we had sold an aggregate of approximately 189.1 million shares in our Offerings for gross offering proceeds of $1.9 billion (including shares sold pursuant to our DRIP). We did not sell any unregistered equity securities during the nine months ended September 30, 2008.

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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2008, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	—	$—	—	(1)
August 2008	193,722	9.57	193,722	(1)
September 2008	11,912	9.84	11,912	(1)
Total	205,634	$9.58	205,634	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended September 30, 2008 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three months ended September 30, 2008 that would require a response to this item.

Item 5. Other Information

No events occurred during the three months ended September 30, 2008 that would require a response to this item.

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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: November 12, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1

Credit Agreement dated as of May 23, 2008 among Cole Operating Partnership II, LP, as Borrower and Bank of America N.A. as Administrative Agent, Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager and JP Morgan Chase Bank, N.A. as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on August 14, 2008).

10.2

Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated June 1, 2008, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on July 29, 2008).

10.3	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 (File No. 333-153578), filed on September 18, 2008).
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