Form 10-K
period 2008-12-31
Cole Credit Property Trust II Inc
filed 2009-03-31
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51963
COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1676382 (I.R.S. Employer Identification Number)

2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates as of June 30, 2008: approximately $1.4 billion assuming a market value of $10.00 per share based on our offering price. No established market exists for the Company’s common stock.
The number of shares of common stock outstanding as of March 27, 2009 was 203,266,147.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust II, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this annual report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A - Risk Factors” section of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
Formation
Cole Credit Property Trust II, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2008, we owned 673 properties located in 45 states and the U.S. Virgin Islands, comprising approximately 18.3 million rentable square feet. At December 31, 2008, these properties were approximately 99% leased. In addition, through a joint venture that we entered into during the year ended December 31, 2008, we acquired an indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri for approximately $53.7 million, including acquisition costs, which represents an 85.48% interest in the joint venture. As of December 31, 2008, we also owned 69 mortgage notes receivable, aggregating approximately $85.0 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. In addition, as of December 31, 2008, we owned four commercial mortgage-backed securities (“CMBS”) bonds, with an aggregate fair value of approximately $24.6 million.
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
On May 23, 2007, we commenced our follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”). The Follow-on Offering included up to 143,050,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 6,000,000 shares to be offered for sale pursuant to the our DRIP. As of December 31, 2008, we had accepted subscriptions for 147,430,874 shares of our common stock, including shares sold pursuant to DRIP, in the Follow-on Offering, resulting in gross proceeds of approximately $1.4 billion. On September 18, 2008, we registered 30,000,000 additional shares of our common stock to be offered pursuant to our DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). As of December 31, 2008, we had issued 1,278,770 shares of our common stock in the DRIP Offering, resulting in gross proceeds of approximately $12.2 million. The combined gross proceeds from the Offerings was approximately $2.0 billion as of December 31, 2008, before combined offering costs, selling commissions, and dealer management fees of approximately $187.7 million. As of December 31, 2008, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

On January 2, 2009, we terminated the Follow-on Offering. As of the close of business on January 2, 2009, we had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross proceeds from the Follow-on Offering of approximately $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering were deregistered.
Subscription proceeds may be utilized to purchase investments, pay down of outstanding debt and pay or reimburse dealer manager fees, selling commissions, organization and offering expenses, and operating expenses. We also have used, and may continue to use, a portion of the net proceeds from the Follow-on Offering to fund all or part of our distributions to stockholders. Such distributions may constitute a return of capital and reduce the amount of capital we ultimately invest in properties. Until required for use, net offering proceeds are held in short-term, liquid investments.
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
Investment Objectives and Policies
Our objective is to invest primarily in freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants. We may also invest in mortgage loans, CMBS or other investments related to real property or entities or joint ventures that make similar investments. Our primary investment objectives are:
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
Many of our properties are leased to single-tenants of large national retail chains or franchises, including “big box” retailers, which operate stores in the home improvement, drug, sporting goods, specialty, convenience, and restaurant industries. Other properties are so-called “power centers,” which are comprised of big box retailers and smaller retail establishments, and other multi-tenant properties that compliment our overall investment objectives. Our advisor monitors industry trends and invests in properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets retail businesses with established track records. This industry is highly property dependent, therefore our advisor believes it offers highly competitive sale-leaseback investment opportunities.

We believe that our general focus on the acquisition of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest solely in multi-tenant properties, we have acquired a diversified portfolio comprised primarily of single-tenant properties and a smaller number of multi-tenant properties that compliment our overall investment objectives. By primarily acquiring single-tenant properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. In addition, we believe that freestanding retail properties, as compared to shopping centers, malls and other traditional retail complexes, offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquired properties that are geographically diverse, we believe we have minimized the potential adverse impact of economic downturns in local markets. Our management believes that a portfolio consisting primarily of freestanding, single-tenant, retail properties net leased to creditworthy tenants diversified geographically and by the industry and brand of tenants enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors, and by making a possible listing of our shares attractive to the public investment community.
To the extent feasible, we have acquired a well-balanced portfolio diversified by geographic location, age of the property and lease maturity. We pursued properties with tenants that represent a variety of industries so as to avoid concentration in any one industry. We expect these industries to include all types of retail establishments, such as “big box” retailers, convenience stores, drug stores and restaurant properties. We expect that tenants of our properties will also be diversified between national, regional and local brands. We will generally target properties with lease terms in excess of ten years. We may acquire properties with shorter terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition and lease characteristics. We expect all of our acquisitions will be in the United States, including United States protectorates.
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
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties we will hold at any given time will depend primarily upon real estate market conditions and other circumstances existing at that time.
We incur debt to acquire properties if our board determines that incurring such debt is in our best interest. In addition, from time to time, we acquire properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from such loans to acquire additional properties. See “- Borrowing Policies” under this section for a more detailed explanation of our borrowing intentions and limitations.
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
A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better or a credit rating by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.
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
Other creditworthy tenants are tenants with financial profiles that our advisor believes meet our investment objectives. In evaluating the credit worthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors, including other debt rating agencies, such as Dun and Bradstreet, and/or the proposed terms of the acquisition. The factors our advisor considers include the financial condition of the tenant and/or guarantor, the operating history of the property with such tenant or tenants, the tenant’s or tenants’ market share and track record within its industry segment, the general health and outlook of the tenant’s or tenants’ industry segment, and the lease length and terms at the time of the acquisition.
Description of Leases
We typically purchase single-tenant properties with existing “net” leases, and when spaces become vacant or existing leases expire we anticipate entering into “net” leases. “Net” leases means leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically have the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. With respect to our multi-tenant properties, we have a variety of lease arrangements with the tenants of such properties. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.
We anticipate that a majority of our acquisitions will have lease terms of ten years or more at the time of the acquisition. We may acquire in the future, properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases for our properties also may contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors. Under triple net and double net leases, the tenants are generally required to pay the real estate taxes, insurance, utilities and common area maintenance charges associated with the properties. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor has obtained and may obtain in the future, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy.
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

Other Possible Investments
Although we expect that most of our additional property acquisitions will be of the type described above, we may make other investments. For example, we are not limited to investments in single-tenant, freestanding retail properties or properties leased to investment grade and other creditworthy tenants and complimentary multi-tenant properties. We may invest in other commercial properties such as business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities, or in other entities that make such investments or own such properties, in order to reduce overall portfolio risks or enhance overall portfolio returns if our advisor and board of directors determine that it would be advantageous to do so. Further, to the extent that our advisor and board of directors determine it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, we will make or invest in CMBS and mortgage loans generally secured by the same types of commercial properties that we intend to acquire. We may also invest in other investments related to real property or entities or joint ventures that make similar investments.
Our criteria for investing in CMBS and mortgage loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons (other than mortgage loans), to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate.
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
Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “- Investment Grade and Other Creditworthy Tenants” above.

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
We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction substantially conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property substantially complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion. We do not currently intend to construct or develop properties or to render any services in connection with such development or construction.
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

Ownership Structure
Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. In addition, we invest in mortgages acquired in the secondary market and secured by commercial properties. We acquire such assets either directly through our operating partnership, or indirectly through limited liability companies, limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Cole Advisors II or other persons. See the “— Joint Venture Investments” section below. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties as well as affiliated entities, including other real estate programs sponsored by affiliates of our advisor for the acquisition, development or improvement of properties with affiliates of our advisor, including other real estate programs sponsored by affiliates of our advisor. Additionally, we may enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, Cole Advisors II will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described above in “— Investment Decisions” for the selection of our real estate property investments. We entered into one joint venture during the year ended December 31, 2008.
Our general policy is to invest in joint ventures only when we would have substantial decision-making rights and a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
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

Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. All of our financing arrangements must be approved by a majority of our board members including a majority of our independent directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
The current mortgage lending and interest rate environment for real estate in general continues to be dislocated and the overall economic fundamentals remain uncertain. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or to place or refinance debt on properties within our portfolio. Additionally, for properties in which we are able to obtain acquisition or post-acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $135.0 million line of credit (the “Credit Facility”), obtaining short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock, cap or swap agreements, or any combination of the foregoing. We acquired, and may continue to acquire, a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a larger percentage of our properties for cash without financing, our results of operations may be adversely affected. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2008, we borrowed and subsequently repaid an aggregate of approximately $32.0 million from our advisor’s affiliates. During the year ended December 31, 2007, we did not borrow any funds from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these loans as being fair, competitive, and commercially reasonable to us and no less favorable to us than between unaffiliated parties under the same circumstances.
Acquisition of Properties from Affiliates
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate as well as property held by an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2008, we purchased 22 properties or investments therein for approximately $121.3 million from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these purchases as being fair, competitive, and commercially reasonable to the Company and no less favorable to the Company than between unaffiliated parties under the same circumstances. During the year ended December 31, 2007, we did not purchase any properties from our advisor’s affiliates. See “Conflicts of Interest” below.

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
Interests in Other Real Estate Programs
Affiliates of our advisor act as an advisor to, and our executive officers and at least one of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT”), and Cole Credit Property Trust III, Inc. (“CCPT III”), each a real estate investment trust that has investment objectives and targeted assets similar to ours. CCPT is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. CCPT III is offering up to a maximum off 230,000,000 shares of common stock and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan, and is currently pursuing acquisitions of properties. In the event that CCPT sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest. Affiliates of our officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same investment objectives and policies as we do. Our advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.
Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent that affiliates own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.
Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another Cole-sponsored real estate program.
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
In addition, most of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serves as an officer of our advisor, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the fiduciary duties that they owe to us and our stockholders.

We may purchase properties or interests in properties from affiliates of Cole Advisors II. The prices we pay to affiliates of our advisor for these properties will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property we acquire from an affiliate may not exceed its fair market value as determined by a competent independent appraiser. In addition, the price must be approved by a majority of our directors who have no financial interest in the transaction, including a majority of our independent directors. If the price to us exceeds the cost paid by our affiliate, our board of directors must determine that there is substantial justification for the excess cost. During the year ended December 31, 2008, we purchased 22 properties or investments therein for approximately $121.3 million from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these purchases as being fair, competitive, and commercially reasonable to the Company and no less favorable to the Company than between unaffiliated parties under the same circumstances. During the year ended December 31, 2007, we did not purchase any properties from our advisor’s affiliates.
Competition in Acquiring, Leasing and Operating of Properties
Conflicts of interest will exist to the extent that we may acquire properties or enter into a joint venture that owns properties in the same geographic areas where properties owned by other Cole-sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Cole-sponsored program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Cole-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors II will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors II will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.
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
Receipt of Fees and Other Compensation by Cole Advisors II and its Affiliates
A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by Cole Advisors II and its affiliates, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, asset management fees, real estate brokerage commissions and participation in non-liquidating net sale proceeds. However, the fees and compensation payable to Cole Advisors II or its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors II will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors II may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors II or its affiliates regardless of the quality of the properties acquired or the services provided to us.

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
We reimburse Cole Advisors II and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the year ended December 31, 2008, approximately $3.7 million was reimbursed to Cole Advisors II or its affiliates for personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to our Follow-on Offering. During the year ended December 31, 2007, approximately $672,000 was reimbursed to Cole Advisors II or its affiliates for personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to our Initial Offering and the Follow-on Offering.
Insurance
See “— Description of Leases” section above.
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this annual report on Form 10-K.
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
Concentration of Credit Risk
As of December 31, 2008, we had cash on deposit in seven financial institutions, of which five had deposits in excess of current federally insured levels totaling approximately $105.6 million; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.
No single tenant accounted for greater than 10% of our gross annualized base rental revenues as of December 31, 2008 and 2007. Tenants in the specialty retail, drugstore, and restaurant industries comprised approximately 19%, approximately 13%, and approximately 13%, respectively, of our gross annualized base rental revenues as of December 31, 2008. Tenants in the drugstore, specialty retail and sporting goods industries comprised approximately 15%, approximately 14% and approximately 11%, respectively, of our gross annualized base rental revenues as of December 31, 2007. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2008, 156 of our properties were located in Texas and 22 of our properties were located in Florida, accounting for approximately 15% and approximately 12% of our 2008 gross annualized base rental revenues. As of December 31, 2007, 37 of our properties were located in Texas and 15 of our properties were located in Illinois, accounting for approximately 16% and approximately 13% of our 2007 gross annualized base rental revenues, respectively.

Litigation
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.
Environmental Matters
In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. During the years ended December 31, 2008 and 2007, we acquired certain properties that are subject to environmental remediation. In each case, the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. We do not believe that the environmental matters identified at such properties will have a material adverse effect on our consolidated results of operations, nor are we aware of any environmental matters at other properties which we believe will have a material adverse effect on our consolidated results of operations.
Available Information
We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.
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
We will seek to use the net offering proceeds, after the payment of fees and expenses of our Offerings and other sources of capital, to continue to acquire a portfolio of commercial real estate comprised primarily of a large number of freestanding, single-tenant, retail properties net leased to investment grade or other creditworthy tenants and a smaller number of multi-tenant properties that compliment our overall investment objectives. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We will not provide you with information to evaluate our future investments prior to our acquisition of properties. We established policies relating to the creditworthiness of tenants of our properties, but our board of directors has wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants.

We may suffer from delays in locating suitable additional investments, which could adversely affect our ability to make distributions and the value of your investment.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Cole REIT Advisors II, our advisor, in the acquisition of our investments, the selection of our tenants and the determination of any financing arrangements. You must rely entirely on the management ability of Cole Advisors II and the oversight of our board of directors. We could suffer from delays in locating suitable additional investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties, would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay a portion of our distributions from the proceeds of our Offerings or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If Cole Advisors II is unable to obtain suitable investments, we will hold proceeds from our Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. If we cannot invest our offering proceeds within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return uninvested offering proceeds to investors.
If our advisor loses or is unable to obtain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, and your overall return may be reduced.
Our organizational documents permit us to make distributions from any source. If we fund distributions from financings or the net proceeds from the Offerings, we will have fewer funds available for acquiring properties and other investments, and your overall value of your investment may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Further, we may make distributions prior to generating sufficient cash flow from operations, but we currently have no plans regarding when distributions will commence.
If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.
As currently organized, we will not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel of our advisor may not be employed by us, but instead may remain employees of our sponsor or its affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the fullest extent permitted under Maryland law, subject to the limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Associations, also known as the NASAA REIT Guidelines. Although our charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases which would decrease the cash otherwise available for distribution to you.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this annual report provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
A number of Cole real estate programs use investment strategies that are similar to ours, therefore our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
Our sponsor may have simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Cole-sponsored programs managed by officers and key personnel of our advisor and/or its affiliates, and these other Cole-sponsored programs may use investment strategies and have investment objectives that are similar to ours. In particular, Cole Credit Property Trust III, Inc. currently is offering shares of its common stock pursuant to an effective registration statement and pursuing acquisitions of assets that may be suitable for us to acquire. Our executive officers and the executive officers of our advisor also are the executive officers of other Cole-sponsored REITs and their advisors, the general partners of Cole-sponsored partnerships and/or the advisors or fiduciaries of other Cole-sponsored programs. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Cole-sponsored program. In the event these conflicts arise, our best interests may not be met when officers and key persons acting on behalf of our advisor and on behalf of advisors and managers of other Cole-sponsored programs decide whether to allocate any particular property to us or to another Cole-sponsored program or affiliate that has an investment strategy similar to ours. In addition, we may acquire properties in geographic areas where other Cole-sponsored programs own properties. If one of the other Cole-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if we acquire properties from or sell properties to other Cole-sponsored programs, or if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other Cole-sponsored programs may be competing with us for these investments.
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
Cole Advisors II and its officers and key personnel and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Cole Advisors II and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs that have investment objectives, targeted assets and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, also are officers of our advisor, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) our purchase of properties from, or sale of properties, to affiliated entities, (iii) the timing and terms of the investment in or sale of an asset, (iv) development of our properties by affiliates, (v) investments with affiliates of our advisor, (vi) compensation to our advisor, and (vii) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Risks Related to Our Corporate Structure
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
Our charter permits our board of directors to issue up to 250,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
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
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•	two-thirds of the votes entitled to be cash by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
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
Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.
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
We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant to the exclusion set forth in Section 3(c)(5)(C) of the Investment Company Act and certain no-action letters issued by the Securities and Exchange Commission. Accordingly, (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both, (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (2) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
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

Our board of directors may change certain of our investment policies without stockholder approval, which could alter the nature of your investment.
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
Our board of directors may amend the terms of our share redemption program without stockholder approval. Our board also is free to suspend or terminate the program upon 30 days notice or to reject any request for redemption. In addition, the share redemption program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. These limits might prevent us from accommodating all redemption requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
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
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We may not be able to pay or maintain our current level of distributions or increase distributions over time. Rents from the properties may not increase, or may decrease, we may experience increased vacancies, the securities we buy may not increase in value or provide constant or increased distributions over time, and future acquisitions of real properties, mortgage loans and any investments in securities may not increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

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
These risks and other factors may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
The recent market disruptions may adversely affect our operating results and financial condition.
The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and other investments we may make, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market disruption could also affect our operating results and financial condition as follows:
• Debt and Equity Markets —The real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies, and the significant inventory of unsold commercial mortgage-backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and other real estate-related investments. This may result in our operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our stockholders. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (ii) has slowed real estate transaction activity; and (iii) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.
• Valuations — The recent market volatility will likely make the valuation of properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of the properties we acquire that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.
• Government Intervention — The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention. Although the government intervention is intended to stimulate the flow of capital and to undergird the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us and our results of operations. In addition, there is a high likelihood that regulation of the financial markets will be significantly increased in the future, which could have a material impact on our operating results and financial condition.

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
The United States’ armed conflict in Iraq and other parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.
Many of our retail properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Almost all of our properties are, and we expect that many of our future properties will be, occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our gross proceeds from our Offerings to buy real estate and pay various fees and expenses. We reserve only 0.1% of the gross proceeds from our Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our current properties are, and any properties that we buy in the future will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions to you.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” currently only insures amounts up to $250,000 per depositor per insured bank. As of December 31, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured level. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, each of our tenants is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.
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
Some of our properties will most likely be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, there will likely exist significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks.
While we do not currently intend to do so, we may acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
While we currently do not have an affiliated development company, our sponsor and/or its affiliates may form a development company. In such an event, we may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from an affiliate of Cole Advisors II that is engaged in construction and development of commercial real properties. Properties acquired from an affiliated development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by an affiliated development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by our affiliate. At the time of contracting and the payment of the earnest money deposit by us, our development company affiliate typically will not have acquired title to any real property. Typically, our development company affiliate will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with our development company affiliate even if at the time of contracting we have not yet raised sufficient proceeds to enable us to close the purchase of such property. However, we will not be required to close a purchase from our development company affiliate, and will be entitled to a refund of our earnest money, in the following circumstances:
•	our development company affiliate fails to develop the property;
•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or
•	we are unable to raise sufficient proceeds from our Offerings to pay the purchase price at closing.
The obligation of our development company affiliate to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since our development company affiliate may be an entity without substantial assets or operations. However, our development company affiliates obligation to refund our earnest money deposit may be guaranteed by Cole Realty Advisors, our property manager, which will enter into contracts to provide property management and leasing services to various Cole-sponsored programs, including us, for substantial monthly fees. As of the time Cole Realty Advisors may be required to perform under any guaranty, we cannot assure that Cole Realty Advisors will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of Cole Realty Advisors, we will likely be required to accept installment payments over time payable out of the revenues of Cole Realty Advisors’ operations. We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

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
Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.
If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.
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
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.
Our recovery of an investment in a mortgage that has defaulted may be limited.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, re-zoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally requires that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Risks Associated with Debt Financing
We have incurred, and expect to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
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
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to you.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating income and the amount of cash distributions we can make to you. Higher costs of capital also could negatively impact operating income and returns on our investments.
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
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to you.
We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to you.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan, or at all, or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

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
Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities
We do not have substantial experience investing in mortgage, bridge or mezzanine loans, which could adversely affect our return on our loan investments.
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor and board of directors determine that it is advantageous for us to do so. However, neither our advisor nor any of its affiliates has any substantial experience investing in mortgage, bridge or mezzanine loans. If we make or acquire mortgage, bridge or mezzanine loans or participations in them, we may not have the expertise necessary to maximize the return on our investment in these types of loans. If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.

We may invest in various types of real estate-related securities.
Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, CMBS, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, and we may invest in real estate-related securities of both publicly traded and private real estate companies. We are focused, however, on acquiring interests in retail and other income-producing properties. We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates do not have experience, our advisor intends to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.
Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.
Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this prospectus, including risks relating to rising interest rates.
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slow down or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.
The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans, the risks of the securitization process and dislocations in the mortgage-backed securities market in general.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. CMBS are issued by investment banks, not financial institutions, and are not insured or guaranteed by the U.S. government.
CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.
Although we intend to invest only in mortgage-backed securities collateralized by commercial loans, the value of such CMBS can be negatively impacted by any dislocation in the mortgage-backed securities market in general. Currently, the mortgage-backed securities market is suffering from a severe dislocation created by mortgage pools that include sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time, and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.

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
You may have current tax liability on distributions you elect to reinvest in our common stock.
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
If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to maintain the status of Cole OP II, our operating partnership, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership, Cole OP II would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which Cole OP II owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain REIT status.

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
Changes to the tax laws are likely to occur, and such changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
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
In order to avoid triggering additional taxes and/or penalties, if you have invested in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
If you are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:
•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;
•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;
•	your investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;
•	your investment will not produce UBTI for the plan or IRA;
•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2008, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 673 properties located in 45 states and the U.S. Virgin Islands comprising approximately 18.3 million rentable square feet. As of December 31, 2008, 378 of the properties were freestanding, single-tenant retail properties, 274 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements. As of December 31, 2008, we had outstanding debt of approximately $1.6 billion, secured by properties in our portfolio and the related tenant leases. As of December 31, 2008, approximately 99% of our rentable square feet was leased, with an average remaining lease term of approximately 12.8 years.
Property Statistics
The following table shows the tenant diversification of our portfolio, based on annualized gross base rent, as of December 31, 2008:

		2008 Annualized	Percentage of 2008
	Total Number	Gross Base Rent	Annualized Gross
Tenant	of Leases	(in thousands)	Base Rent
Walgreens — drug store	44	$14,736	6%
Church’s Chicken — restaurant	1	13,210	6%
Academy Sports — sporting goods	9	11,616	5%
Circle K — convenience store	83	11,550	5%
Ferguson Enterprises — specialty retail	8	6,940	3%
CVS — drug store	29	6,909	3%
Petsmart — specialty retail	8	6,146	3%
Station Casinos — gaming	1	5,923	3%
Pep Boys — automotive parts	2	5,478	2%
Applebee’s — restaurant	3	5,397	2%
Other	478	142,098	62%

	666	$230,003	100%

The following table shows the tenant industry diversification of our portfolio, based on annualized gross base rent, as of December 31, 2008:

			2008 Annualized	Percentage of 2008
	Total Number	Rentable	Gross Base Rent	Annualized Gross
Industry	of Leases	Square Feet	(in thousands)	Base Rent
Specialty retail	196	4,662,862	$44,493	19%
Drugstore	105	1,376,003	30,905	13%
Restaurant	89	639,954	29,406	13%
Sporting goods	19	2,325,954	17,015	7%
Convenience stores	85	277,478	12,773	6%
Home improvement	12	937,489	12,045	5%
Consumer electronics	16	1,456,044	10,495	5%
Automotive parts	23	633,773	9,751	4%
Fitness and health	14	405,340	6,764	3%
Office supply	24	523,519	6,285	3%
Other	83	5,049,314	50,071	22%

	666	18,287,730	$230,003	100%

The following table shows the geographic diversification of our portfolio, based on annualized gross base rent, as of December 31, 2008:

			2008 Annualized	Percentage of 2008
	Total Number	Rentable	Gross Base Rents	Annualized Gross
Location	of Properties	Square Feet	(in thousands)	Base Rent
Texas	156	3,436,011	$35,552	15%
Florida	22	1,927,526	26,439	12%
Illinois	19	1,656,530	16,904	7%
Georgia	56	901,306	15,453	7%
Ohio	59	580,392	11,425	5%
Nevada	2	1,009,278	9,747	4%
Missouri	23	517,190	8,654	4%
Tennessee	36	481,378	7,297	3%
Virginia	12	992,590	6,796	3%
North Carolina	16	771,117	6,145	3%
Other	272	6,014,412	85,591	37%

	673	18,287,730	$230,003	100%

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2008, the weighted average remaining lease term was approximately 12.8 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $4,000 to approximately $7.8 million (average of approximately $230,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.
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

The following table shows lease expirations of our portfolio as of December 31, 2008, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

			2008 Annualized	Percentage of
	Total Number	Rentable Square	Gross Base Rent	2008 Annualized
Year of Lease Expiration	of Leases	Feet Expiring	(in thousands)	Gross Base Rent
2009	14	86,626	$637	>1%
2010	21	118,685	1,802	1%
2011	16	60,483	1,031	>1%
2012	41	265,517	4,298	2%
2013	62	534,036	7,465	3%
2014	16	302,736	3,821	2%
2015	23	1,254,208	9,890	4%
2016	38	1,803,844	17,841	8%
2017	58	1,764,223	18,972	8%
2018	73	1,381,102	19,854	9%
Thereafter	304	10,716,270	144,392	63%

	666	18,287,730	$230,003	100%

Mortgage Information
As of December 31, 2008, we had approximately $1.6 billion of debt outstanding, consisting of approximately $1.3 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), approximately $142.4 million of short-term variable rate mortgage loans (the “Variable Rate Debt”) and approximately $66.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.89%, and matures on various dates from April 2009 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 180 to 250 basis points and matures on various dates from February 2009 through September 2011. Each of the notes payable is secured by the respective property. See Note 10 to our consolidated financial statements for terms of the Credit Facility. As of December 31, 2008, approximately $69.0 million was available under the Credit Facility. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to us and Cole OP II, but both are liable for customary non-recourse carve-outs.
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
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us or any of our subsidiaries, or which any of our properties is the subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 27, 2009, we had approximately 203.3 million shares of common stock outstanding, held by a total of 41,915 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Initial Offering and Follow-on Offering, we sold shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Pursuant to the DRIP Offering, we are issuing shares of our common stock to our stockholders at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provided discounts in our Follow-on Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2008. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of the Follow-on Offering, which was January 2, 2009 or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning 18 months after the completion of the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.
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

During the term of the Follow-on Offering, the redemption price per share depended on the length of time a redeeming stockholder held such shares as follows: after one year from the purchase date — 92.5% of the amount paid for each share; after two years from the purchase date — 95.0% of the amount paid for each share, after three years from the purchase date — 97.5% of the amount paid for each share; and after four years from the purchase date — 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption plan will always be equal to, or lower, than the applicable per share offering price. Thereafter the per share redemption price will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will charge an administrative fee to the stockholder for the search and other costs, which will be deducted from the proceeds of the redemption or, if a lien exists, will be charged to the stockholder. Subject to our waiver of the one-year holding period requirement, shares required to be redeemed in connection with the death of a stockholder may be repurchased without the one-year holding period requirement, at a purchase price equal to the price actually paid for the shares.
We will redeem our shares on the last business day of the month following the end of each quarter. Requests for redemption would have to be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the next month. Stockholders may withdraw their request to have their shares redeemed at any time prior to the last day of the applicable quarter.
If we cannot purchase all shares presented for redemption in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor redemption requests on a pro rata basis. We would treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. At such time, stockholders may then (1) withdraw their request for redemption at any time prior to the last day of the new quarter or (2) ask that we honor their request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis.
Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days notice at any time. We filed a new registration statement with the SEC and applicable states pursuant to which we are offering shares under our DRIP. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the distribution reinvestment plan, the discontinuance or termination of the distribution reinvestment plan would adversely affect our ability to redeem shares under the share redemption program. We would notify stockholders of such developments (i) in the annual or quarterly reports mentioned above or (ii) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Follow-on Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program are cancelled and returned to the status of authorized and unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.
During the year ended December 31, 2008, we redeemed approximately 1.0 million shares under our share redemption program, at an average redemption price of $9.66 per share. During the year ended December 31, 2007, we redeemed approximately 227,000 shares under our share redemption program, at an average redemption price of $9.60 per share. During the years ended December 31, 2008 and 2007, we issued approximately 5.6 million and approximately 2.1 million shares of common stock under the DRIP, respectively, for proceeds of approximately $53.5 million and approximately $20.3 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares.

During the three-month period ended December 31, 2008, we redeemed shares as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
	Redeemed	Paid per Share	Programs	Plans or Programs
October 2008	1,219	$9.50	1,219	(1)
November 2008	398,900	$9.64	398,900	(1)
December 2008	—	—	—	(1)

Total	400,119		400,119	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
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
The following table shows the distributions we have declared during the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

		Distributions
	Total Distributions	Declared per
Year	Declared	Common Share	Return of Capital	Ordinary Income
2008	$102,495	$0.70	$0.39	$0.31
2007	$41,550	$0.68	$0.40	$0.28
2006	$8,492	$0.64	$0.37	$0.27
Use of Public Offering Proceeds
We registered 50,000,000 shares of our common stock in our Initial Offering (SEC File no. 333-121094, effective June 27, 2005), of which we registered 45,000,000 shares at $10.00 per share to be offered to the public and 5,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share. In November 2006, we filed an additional registration statement to increase the aggregate number of shares available in our primary offering to 49,390,000 and the aggregate number of shares available in our DRIP to 5,952,000. We terminated the Initial Offering on May 22, 2007. We registered 150,000,000 shares of our common stock in our Follow-on Offering (SEC File no. 333-138444, effective May 11, 2007). The Follow-on Offering included up to 143,050,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 6,000,000 shares to be offered for sale pursuant to the Company’s DRIP. On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to our DRIP in our DRIP Offering. As of December 31, 2008, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding. As of December 31, 2008, we had issued an aggregate of approximately 203,547,959 shares of common stock in our Offerings, raising gross offering proceeds of approximately $2.0 billion. From this amount, we paid approximately $62.0 million in acquisition fees to Cole Realty Advisors, approximately $135.5 million in selling commissions and dealer manager fees to Cole Capital (of which approximately $134.3 million was reallowed to third-party broker dealers), approximately $16.7 million in finance coordination fees to Cole Advisors II and approximately $15.8 million in organization and offering costs to Cole Advisors II. With the net offering proceeds and indebtedness, we acquired approximately $3.6 billion in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

On January 2, 2009, we terminated the Follow-on Offering. As of the close of business on January 2, 2009, we had issued a total of 147,454,259 shares of common stock in the Follow-on Offering, including 141,520,572 shares of common stock sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross proceeds from the Follow-on Offering of approximately $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares of common stock that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering were deregistered.
As of March 27, 2009, we had issued approximately 3.3 million shares in the DRIP Offering at an aggregate gross offering price of approximately $31.3 million.
Unregistered Sale of Securities and Issuance of Stock Options
We issued 20,000 shares of our common stock to Cole Holdings Corporation (“Cole Holdings”) in connection with our inception in 2004 at $10.00 per share. On each of May 2, 2005, May 23, 2006, August 15, 2007 and May 29, 2008, we issued options to purchase 10,000 shares of our common stock to our independent directors under our Independent Director Stock Option Plan. These shares and options were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.
The following table provides information regarding our equity compensation plan as of December 31, 2008:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans

Equity compensation plans approved by security holders	40,000	$9.13	960,000
Equity compensation plans not approved by security holders	—	N/A	—

Total	40,000	$9.13	960,000

ITEM 6. SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our audited consolidated financial statements.

					From
					Inception
					(September
					29, 2004)
	Year Ended	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December	December	December 31,
	2008	2007	31, 2006	31, 2005	2004
Balance Sheet Data:
Total investment in real estate assets, net	$3,127,334	$1,794,352	$446,544	$91,618	$—
Investment in mortgages receivable, net	$84,994	$87,100	$—	$—	$—
Marketable securities	$24,583	$—	$—	$—	$—
Investment in unconsolidated joint venture	$25,792	$—	$—	$—	$—
Cash and cash equivalents	$106,485	$43,517	$37,566	$4,575	$200
Total assets	$3,432,028	$1,967,698	$500,421	$98,810	$—
Mortgage notes payable	$1,550,314	$1,055,682	$218,266	$66,804	$—
Notes payable to affiliates	$—	$—	$—	$4,453	$—
Stockholders’ equity	$1,614,976	$781,086	$266,236	$25,205	$200
Operating Data:
Total revenue	$201,004	$89,842	$19,520	$742	$—
General and administrative	$5,632	$2,011	$953	$156	$—
Property operating expenses	$16,796	$6,467	$1,417	$—	$—
Property and asset management fees	$9,762	$4,184	$937	$39	$—
Depreciation and amortization	$63,859	$30,482	$6,469	$221	$—
Impairment of real estate assets	$3,550	$5,400	$—	$—	$—
Operating Income	$101,405	$41,298	$9,744	$325	$—
Interest expense	$78,063	$39,076	$8,901	$467	$—
Net income (loss)	$25,092	$4,480	$1,346	$(115)	$—
Funds from operations (1)	$92,566	$40,362	$7,815	$107	$—
Cash Flow Data:
Cash flows provided by operations	$96,073	$43,366	$7,861	$398	$—
Cash flows used in investing activities	$(1,216,078)	$(1,364,777)	$(320,177)	$(93,641)	$—
Cash flows provided by financing activities	$1,182,973	$1,327,362	$345,307	$97,618	$200
Per share data:
Net income (loss) — basic and diluted	$0.17	$0.07	$0.10	$(0.28)	$—
Weighted average dividends declared	$0.70	$0.68	$0.64	$0.47	$—
Weighted average shares outstanding — basic	146,198,235	60,929,996	13,275,635	411,909	—
Weighted average shares outstanding — diluted	146,201,399	60,931,316	13,275,635	411,909	—

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income (loss).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 89% and approximately 92% of total revenue during the years ended December 31, 2008 and 2007, respectively. As approximately 99% of the rentable square feet is under lease, with an average remaining lease term of approximately 12.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2008, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets, was approximately 44%, with approximately 13% of the debt, or approximately $208.4 million, subject to variable interest rates. As of March 27, 2009, we had repaid approximately $40.0 million of the debt subject to variable interest rates. The repayments of the debt subject to variable interest rates were made with proceeds from our Follow-on Offering. As we continue to invest the proceeds of our Offerings, including proceeds from DRIP shares, in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.
Recent Market Conditions
The current mortgage lending and interest rate environment for real estate in general continues to be dislocated and the overall economic fundamentals remain uncertain. Domestic and international financial markets currently are experiencing significant disruptions, which have been brought about in large part by failures in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $135.0 million Credit Facility, short-term variable rate loans, assume existing mortgage loans in connection with property acquisitions, or enter into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The current economic environment, including the dislocation of the credit markets, has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of December 31, 2008, approximately 99% of our rentable square feet was under lease. However, we have experienced some tenant vacancies subsequent to year-end due to tenant bankruptcies, such as Circuit City, and approximately 94% of our rentable square feet was under lease as of March 27, 2009. We expect that we may experience additional vacancies if the current economic conditions persist. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been reducing their store expansion plans the amount of time required to re-tenant a property has been increasing. As a result of these factors, our projected operating results for year ending December 31, 2009 are expected to be adversely affected. However, we believe that our projected operating results for the year ended December 31, 2009, will benefit from anticipated future acquisitions and the impact of owning the properties we acquired during the year ended December 31, 2008 for the full year ending December 31, 2009.
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
Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. We have identified certain properties with impairment indicators, including two properties with impairment indicators for which the undiscounted future cash flows expected from the use of the properties and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, we reduced the carrying value of the real estate and related intangible assets to their estimated fair values and recorded impairment losses of approximately $3.6 million and approximately $5.4 million during the years ended December 31, 2008 and 2007, respectively.
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

Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.
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
Investment in Direct Financing Leases
We evaluate the leases associated with our real estate properties in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS No. 13”). For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period. There were no write-downs recognized during the years ended December 31, 2008 and 2007.
Investment in Mortgage Notes Receivable
Mortgage notes receivable consist of loans we acquired, which are secured by real estate. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. We defer certain loan origination and commitment fees, and amortize them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. We evaluate the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated as the amount that the recorded investment exceeds the greater of the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for the years ended December 31, 2008 and 2007.

Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS. SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), requires us to classify our investments in real estate securities as trading, available-for-sale or held-to-maturity. We classify our investments as available-for-sale as we intend to hold our investments until maturity, however we may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
Our marketable securities are valued using Level 3 inputs. We primarily use quoted market prices from third parties that actively participate in the CMBS market. We receive non-binding quotes from established financial institutions and select a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. We generally do not adjust values from quotes received. If we are unable to obtain quotes from third parties or if we believe quotes received are inaccurate, we will estimate fair value using internal models that primarily consider the CMBX index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of December 31, 2008, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in our valuation could result in different valuations. As there continues to be significant disruptions to the financial markets, our estimates of fair value may have significant volatility.
We monitor our available-for-sale securities for impairments. A loss is recognized when we determine that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, any changes in expected cash flows, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgments and assumptions. The use of different judgments and assumptions could result in a different conclusion.
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

Results of Operations
As of December 31, 2008, we owned 378 single-tenant, freestanding retail properties, 274 single-tenant, freestanding commercial properties, and 21 multi-tenant retail properties, of which approximately 99% of the rentable space was leased. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements. During the years ended December 31, 2008 and 2007, we acquired 340 and 242 properties, respectively. During the year ended December 31, 2007, we purchased two portfolios of mortgage notes receivable for an aggregate price of approximately $87.4 million, consisting of 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. See Note 7 to our consolidated financial statements. During the year ended December 31, 2008, we purchased four CMBS bonds, with an aggregate fair value of approximately $24.6 million at December 31, 2008. See Note 8 to our consolidated financial statements in this Annual Report on Form 10-K. Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
As of December 31, 2008, we owned 673 commercial properties, of which approximately 99% of the rentable space was leased, compared to 333 commercial properties at December 31, 2007, an increase of approximately 102%. Accordingly, our results of operations for the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflect significant increases in most categories.
Revenue. Revenue increased approximately $111.2 million, or approximately 124%, to approximately $201.0 million for the year ended December 31, 2008, compared to approximately $89.8 million for the year ended December 31, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 89% and 92% of total revenues during the years ended December 31, 2008 and 2007, respectively.
Rental income increased approximately $95.8 million, or approximately 116%, to approximately $178.3 million for the year ended December 31, 2008, compared to approximately $82.5 million for the year ended December 31, 2007. The increase was primarily due to the acquisition of 340 new properties during the year ended December 31, 2008 and the ownership of the 333 properties acquired during the year ended December 31, 2007 for the full year in 2008. During the year ended December 31, 2008, we acquired additional properties for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $12.2 million of tenant reimbursement income in 2008 compared to approximately $5.2 million in 2007.
Earned income from direct financing leases increased approximately $1.1 million, or approximately 103%, to approximately $2.2 million for the year ended December 31, 2008, compared to approximately $1.1 million for the year ended December 31, 2007. The increase was due to the recording of earned income from direct financing leases on 13 properties accounted for as direct financing leases acquired during the year ended December 31, 2007 for the full year ended December 31, 2008.
Interest income on mortgages receivable increased approximately $6.0 million, or approximately 536%, to approximately $7.1 million for the year ended December 31, 2008, compared to approximately $1.1 million for the year ended December 31, 2007. The increase was due to the recording of interest income on mortgages receivable on 69 mortgage notes receivable acquired during the year ended December 31, 2007 for the full year ended December 31, 2008.
Interest income on marketable securities was approximately $1.2 million for the year ended December 31, 2008, compared to no interest income on marketable securities for the year ended December 31, 2007. The increase was due to the acquisition of four CMBS bonds with an aggregate face amount of approximately $68.8 million, during the year ended December 31, 2008.
General and Administrative Expenses. General and administrative expenses increased approximately $3.6 million, or approximately 180%, to approximately $5.6 million for the year ended December 31, 2008, compared to approximately $2.0 million for the year ended December 31, 2007. The increase was primarily due to increases in legal and accounting fees and state franchise and income taxes due to the increase in the number of properties owned from 333 properties at December 31, 2007 to 673 properties at December 31, 2008. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, escrow and trustee fees, organizational costs, and other licenses and fees.
Property Operating Expenses. Property operating expenses increased approximately $10.3 million, or approximately 160%, to approximately $16.8 million for the year ended December 31, 2008, compared to approximately $6.5 million for the year ended December 31, 2007. The increase was primarily due to the ownership of more properties during the year ended December 31, 2008 than in the year ended December 31, 2007, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including seven additional multi-tenant shopping centers. At December 31, 2008, we owned 21 multi-tenant shopping centers compared to 14 at December 31, 2007. The primary property operating expense items are property taxes, repairs and maintenance, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the year ended December 31, 2008, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues from our single-tenant properties and 2% to 4% of gross revenues from our multi-tenant properties, less all payments to third-party management subcontractors.
Property and asset management fees increased approximately $5.6 million, or approximately 133%, to approximately $9.8 million for the year ended December 31, 2008, compared to approximately $4.2 million for the year ended December 31, 2007. Property management fees increased approximately $2.2 million to approximately $3.8 million for the year ended December 31, 2008 from approximately $1.6 million for the year ended December 31, 2007. The increase in property management fees was primarily due to an increase in rental income to approximately $178.3 million for the year ended December 31, 2008, from approximately $82.5 million for the year ended December 31, 2007, due to the acquisition of 340 new properties during the year ended December 31, 2008. In addition, during the year ended December 31, 2008, we paid to our property manager 4% of gross revenues from certain multi-tenant properties. During the year ended December 31, 2007, we paid to our property manager 2% of gross revenues from all multi-tenant properties. Asset management fees increased approximately $3.4 million to approximately $6.0 million for the year ended December 31, 2008 from approximately $2.6 million for the year ended December 31, 2007. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $2.6 billion during the year ended December 31, 2008 from approximately $1.2 billion during the year ended December 31, 2007. The increase in aggregate book value is due to the acquisition of 340 new properties during the year ended December 31, 2008.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $33.4 million, or approximately 109%, to approximately $63.9 million for the year ended December 31, 2008, compared to approximately $30.5 million for the year ended December 31, 2007. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $2.6 billion at December 31, 2008 from approximately $1.2 billion at December 31, 2007. The increase in aggregate book value was primarily due to the acquisition of 340 new properties during the year ended December 31, 2008.
Impairment of Real Estate Assets. Impairment of real estate assets decreased approximately $1.9 million, or approximately 34%, to approximately $3.6 million for the year ended December 31, 2008, compared to approximately $5.4 million for the year ended December 31, 2007. Impairment losses were recorded on one property during the year ended December 31, 2008 and one property during the year ended December 31, 2007, as discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Equity in income of unconsolidated joint venture. Equity in income of unconsolidated joint venture was approximately $471,000 during the year ended December 31, 2008, compared to no equity in income of unconsolidated joint venture during the year ended December 31, 2007. Through a joint venture that we entered into during the year ended December 31, 2008, we acquired an indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri for approximately $53.7 million, including acquisition costs, which represents an 85.48% interest in the joint venture.
Interest and Other Income. Interest and other income decreased approximately $979,000, or approximately 43% to approximately $1.3 million during the year ended December 31, 2008, compared to approximately $2.3 million during the year ended December 31, 2007. Other income primarily consisted of the net gain on disposal of a rate lock, of approximately $478,000 for the year ended December 31, 2007, as discussed in Note 12 to our consolidated audited financial statements accompanying this Annual Report on Form 10-K. Interest income decreased approximately $501,000, or approximately 28%, to approximately $1.3 million during the year ended December 31, 2008, compared to approximately $1.8 million for the year ended December 31, 2007. The decrease was primarily due to a decline in interest rates.
Interest Expense. Interest expense increased approximately $39.0 million, or approximately 100%, to approximately $78.1 million for the year ended December 31, 2008, compared to approximately $39.1 million during the year ended December 31, 2007. The increase was primarily due to an increase in the average notes payable and line of credit outstanding during the year ended December 31, 2008 to approximately $1.3 billion from approximately $637.0 million during the year ended December 31, 2007 and an increase of weighted average interest rate to approximately 5.89% at December 31, 2008 from approximately 5.85% at December 31, 2007.
Our property acquisitions during the year ended December 31, 2008, were purchased with proceeds from the Follow-on Offering, available cash, borrowings from our Credit Facility and short-term and long-term notes payable as discussed in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K. We expect that our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of our borrowings and the opportunity to acquire real estate assets that meet our investment objectives.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
As of December 31, 2007, we owned 333 commercial properties, of which approximately 99% of the rentable space was leased, compared to 91 commercial properties at December 31, 2006, an increase of approximately 266%. We also owned a portfolio of 69 mortgage notes receivable at December 31, 2007. We had no mortgage notes receivable at December 31, 2006. Accordingly, our results of operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006, reflect significant increases in all categories.
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
Rental income increased approximately $64.1 million, or approximately 349%, to approximately $82.5 million for the year ended December 31, 2007, compared to approximately $18.4 million for the year ended December 31, 2006. The increase was primarily due to the acquisition of 242 new properties during the year ended December 31, 2007 and the ownership of the 77 properties acquired during the year ended December 31, 2006 for the full year in 2007. During the year ended December 31, 2007, we acquired additional properties for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $5.2 million of tenant reimbursement income in 2007 compared to approximately $1.2 million in 2006.
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

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $24.0 million, or approximately 371%, to approximately $30.5 million for the year ended December 31, 2007, compared to approximately $6.5 million for the year ended December 31, 2006. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $1.2 billion at December 31, 2007 from approximately $272.5 million at December 31, 2006. The increase in aggregate book value was primarily due to the acquisition of 242 new properties during the year ended December 31, 2007
Impairment of Real Estate Assets. Impairment of real estate assets was approximately $5.4 million for the year ended December 31, 2007, with no impairment loss recorded for the year ended December 31, 2006. The impairment was due to losses recorded on one property during the year ended December 31, 2007, as discussed in Note 2 to our to our consolidated financial statements in this Annual Report on Form 10-K.
Interest and Other Income. Interest and other income increased approximately $1.8 million, or approximately 349%, to approximately $2.3 million for the year ended December 31, 2007, compared to approximately $503,000 for the year ended December 31, 2006. Interest income increased approximately $1.3 million, or approximately 253%, to approximately $1.8 million for the year ended December 31, 2007, compared to approximately $503,000 for the year ended December 31, 2006. The increase was primarily due to higher uninvested cash during the year ended December 31, 2007, compared to the year ended December 31, 2006 due to increased proceeds from the Initial Offering and Follow-on Offering. Cash and cash equivalents was approximately $43.5 million at December 31, 2007 compared to approximately $37.6 million at December 31, 2006. Other income consists of the net gain on disposal of rate locks of approximately $478,000 for the year ended December 31, 2007. On August 10, 2007, we elected to terminate our rate lock agreements, as discussed in Note 12 to our consolidated financial statements in this Annual Report on Form 10-K. No other income was recorded for the year ended December 31, 2006.
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
Our property acquisitions during the year ended December 31, 2007, were financed in part with short-term and long-term notes payable as discussed in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K. We expect that our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Follow-on Offering, the cost of our borrowings, and the opportunity to acquire real estate assets that meet our investment objectives.
Portfolio Information
Real Estate Portfolio
As of December 31, 2008, we owned 673 properties located in 45 states and the U.S. Virgin Islands, the gross rentable space of which was approximately 99% leased with an average lease term remaining of approximately 12.8 years. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.

As of December 31, 2008, our five highest geographic concentrations, based on annualized gross base rents, were as follows:

			2008 Annualized	Percentage of 2008
	Total Number	Rentable Square	Gross Base Rents	Annualized Gross
Location	of Properties	Feet	(in thousands)	Base Rent
Texas	156	3,436,011	$35,552	15%
Florida	22	1,927,526	26,439	12%
Illinois	19	1,656,530	16,904	7%
Georgia	56	901,306	15,453	7%
Ohio	59	580,392	11,425	5%

	312	8,501,765	$105,773	46%

As of December 31, 2008, our five highest tenant industry concentrations, based on annualized gross base rents, were as follows:

			2008 Annualized	Percentage of 2008
	Total Number	Rentable	Gross Base Rent	Annualized Gross
Industry	of Leases	Square Feet	(in thousands)	Base Rent
Specialty retail	196	4,662,862	$44,493	19%
Drugstore	105	1,376,003	30,905	13%
Restaurant	89	639,954	29,406	13%
Sporting goods	19	2,325,954	17,015	7%
Convenience stores	85	277,478	12,773	6%

	494	9,282,251	$134,592	58%

As of December 31, 2008, our five highest tenant concentrations, based on annualized gross base rents, were as follows:

		2008 Annualized	Percentage of 2008
	Total Number	Gross Base Rent	Annualized Gross
Tenant	of Leases	(in thousands)	Base Rent
Walgreens — drug store	44	$14,736	6%
Church’s Chicken — restaurant	1	13,210	6%
Academy Sports — sporting goods	9	11,616	5%
Circle K — convenience store	83	11,550	5%
Ferguson Enterprises — specialty retail	8	6,940	3%

	145	$58,052	25%

For more information on our portfolio diversification and statistics, see “Item 2 — Properties” above.
Mortgage Notes Receivable Portfolio
At December 31, 2008, the Company owned two portfolios of mortgage notes receivable of approximately $85.0 million consisting of 69 mortgage notes receivable, secured by 23 restaurant properties leased to Cracker Barrel Old Country Store, 20 restaurant properties leased to KFC, and 26 retail properties leased to O’Reilly Auto Parts.
Investment in Marketable Securities
At December 31, 2008, we owned four CMBS bonds, with an aggregate fair value of approximately $24.6 million.
Investment in Unconsolidated Joint Venture
Through a joint venture that we entered into during the year ended December 31, 2008, we acquired an indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri for approximately $53.7 million, including acquisition costs, which represents an 85.48% interest in the joint venture.

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
Our calculation of FFO is presented in the following table for the years ended as indicated (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net income	$25,092	$4,480	$1,346
Add:
Depreciation of real estate assets	42,647	20,460	4,396
Amortization of lease related costs	21,212	10,022	2,073
Adjustments for unconsolidated joint venture	99	—	—
Impairment on real estate assets	3,550	5,400	—
Less: Property condemnation gain	(34)	—	—

FFO	$92,566	$40,362	$7,815

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $9.7 million, approximately $4.4 million, and approximately $790,000 during the years ended December 31, 2008, 2007 and 2006, respectively.
•	Net income includes a net gain on disposal of rate lock of approximately $478,000 for the year ended December 31, 2007. No gain on disposal of rate lock was recorded for the years ended December 31, 2008 and 2006. See Note 12 to our consolidated audited financial statements accompanying this Annual Report on Form 10-K.
•	Amortization of deferred financing costs totaled approximately $5.8 million, approximately $1.9 million and approximately $548,000 during the years ended December 31, 2008, 2007 and 2006, respectively.
Liquidity and Capital Resources
General
Our principal demands for funds will be for property acquisitions, the payment of operating expenses and distributions to stockholders and payment of principal and interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income on mortgage notes receivable and marketable securities, interest earned on our cash balances and by distributions from our unconsolidated joint venture. We expect to utilize the net proceeds from the sale of our common stock, including proceeds from the sale of shares under the DRIP, proceeds from secured or unsecured financings and borrowings on our Credit Facility to complete future property acquisitions.

As of December 31, 2008, we had cash and cash equivalents of approximately $106.5 million and available borrowings of approximately $69.0 million under our Credit Facility. Additionally, as of December 31, 2008, we had approximately $404.4 million of unencumbered properties which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements, including our potential future acquisitions and repayment of our debt that matures in 2009, of approximately $99.5 million, through net cash provided by property operations, as well as, secured or unsecured borrowings from banks and other lenders and borrowings on our Credit Facility, under which approximately $69.0 million was available at December 31, 2008, or favorable refinancing of existing debt. We are currently negotiating a one-year extension of approximately $70.0 million of our debt that matures during 2009, although there can be no guarantees we will be successful in obtaining an extension. We expect our operating cash flows to increase as we own the properties acquired during 2008 for the full year in future periods and as additional properties are added to our portfolio.
During the year ended December 31, 2008, the Company paid distributions of approximately $96.1 million, including approximately $53.5 million through the issuance DRIP shares, which were funded by cash flows from operations of approximately $96.1 million. During the year ended December 31, 2007, the Company paid distributions of approximately $37.7 million, including approximately $20.3 million through the issuance DRIP shares, which were funded by cash flows from operations of approximately $43.4 million. During the year ended December 31, 2006, the Company paid distributions of approximately $7.1 million, including approximately $3.5 million through the issuance DRIP shares, which were funded by cash flows from operations of approximately $7.9 million.
During the period from January 1, 2009 to March 27, 2009, we completed the acquisition of 13 single-tenant properties for an aggregate purchase price of approximately $79.0 million, exclusive of closing costs. The acquisitions were funded with proceeds from the Follow-on Offering and the assumption of approximately $68.3 million of mortgage notes payable secured by the properties.
On December 31, 2008, our board of directors declared a daily distribution of $0.001917809 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2009 and ending on March 31, 2009. The distributions for the period commencing on January 1, 2009 and ending on January 31, 2009 were paid in February 2009 and totaled approximately $12.0 million, of which approximately $6.6 million was reinvested in shares through our distribution reinvestment program. The distributions for the period commencing on February 1, 2009 and ending on February 28, 2009 were paid in March 2009 and totaled approximately $10.9 million, of which approximately $5.9 million was reinvested in shares through our distribution reinvestment program.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, borrowing on our Credit Facility, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions to our stockholders.
We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions to our stockholders.
As of December 31, 2008, we had received and accepted subscriptions for 203,547,959 shares of common stock in the Offerings for gross proceeds of approximately $2.0 billion. As of December 31, 2008, we had redeemed approximately 1.3 million shares of common stock for a cost of approximately $12.3 million.
As of December 31, 2008, we had approximately $1.6 billion of debt outstanding, consisting of approximately $1.3 billion of Fixed Rate Debt, approximately $142.4 million of Variable Rate Debt and approximately $66.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.89%, and matures on various dates from April 2009 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 180 to 250 basis points and matures on various dates from February 2009 through September 2011. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for terms of the Credit Facility. Additionally the ratio of debt to total gross assets was approximately 44% and the weighted average years to maturity was approximately 5.9 years.

Our contractual obligations as of December 31, 2008 were as follows (in thousands):

	Payments due by period (2)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt (3)	$1,344,382	$27,015	$209,002	$12,505	$1,095,860
Interest payments — fixed rate debt	570,396	78,519	221,505	131,652	138,720
Principal payments — variable rate debt (3)	142,375	72,470	69,905	—	—
Interest payments — variable rate debt (1)	3,970	1,898	2,072	—	—
Principal payments — line of credit	66,000	—	66,000	—	—
Interest payments — line of credit	3,583	1,476	2,107	—	—

Total	$2,130,706	$181,378	$570,591	$144,157	$1,234,580

(1)	Rates ranging from 2.24% to 2.94% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of December 31, 2008.

(2)	Principal paydown amounts are included in payments due by period.

(3)	Principal payment amounts reflect actual payments based on face value of notes payable.
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
Cash Flow Analysis
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Operating Activities. Net cash provided by operating activities increased approximately $52.7 million, or approximately 122%, to approximately $96.1 million for the year ended December 31, 2008, compared to approximately $43.4 million for the year ended December 31, 2007. The increase was primarily due to increases in net income of approximately $20.6 million, depreciation and amortization expenses totaling approximately $33.2 million and an increase in accounts payable and accrued expenses of approximately $7.2 million, offset primarily by a decrease in impairment of real estate assets of approximately $1.9 million and an increase in rents and tenant receivables of approximately $8.8 million for the year ended December 31, 2008. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased approximately $148.7 million, or approximately 11%, to approximately $1.2 billion for the year ended December 31, 2008 compared to approximately $1.4 billion for the year ended December 31, 2007. The decrease is primarily due to the assumption of approximately $171.3 million of mortgage notes payable in conjunction with our real estate acquisitions during the year ended December 31, 2008. We assumed no mortgage notes payable during the year ended December 31, 2007. During the year ended December 31, 2008, we acquired 340 properties, with an average purchase price of approximately $3.8 million, compared to the acquisition of 242 properties, with an average purchase price of approximately $5.3 million during the year ended December 31, 2007. In addition, we purchased four CMBS bonds at a discounted price of approximately $50.0 million, including acquisition costs, during the year ended December 31, 2008 and acquired an indirect interest in a multi-tenant retail building for approximately $53.7 million, including acquisition costs.

Financing Activities. Net cash provided by financing activities decreased approximately $144.4 million, or approximately 11%, to approximately $1.2 billion for the year ended December 31, 2008, compared to approximately $1.3 billion for the year ended December 31, 2007. The decrease was primarily due to an increase in repayment of mortgage and affiliate notes payable of approximately $340.5 million, a decrease in proceeds from mortgage and affiliate notes payable of approximately $137.4 million and an increase in offering costs on issuance of common stock of approximately $42.5 million, offset primarily by an increase in proceeds from issuance of common stock of approximately $430.4 million. The decrease in proceeds from issuance of mortgage and affiliate notes payable was due to the issuance of 29 new notes payable during the year ended December 31, 2008, compared to the issuance of 105 new notes payable during the year ended December 31, 2007.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Operating Activities. Net cash provided by operating activities increased approximately $35.5 million, or approximately 452%, to approximately $43.4 million for the year ended December 31, 2007, compared to net cash provided by operating activities of approximately $7.9 million for the year ended December 31, 2006. The increase was primarily due to an increase in net income of approximately $3.1 million, increases in depreciation and amortization expenses totaling approximately $24.5 million, an impairment of real estate assets of approximately $5.4 million and an increase in accounts payable and accrued expenses of approximately $4.0 million, offset by an increase in rents and tenant receivables of approximately $3.3 million for the year ended December 31, 2007. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
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
Financing Activities. Net cash provided by financing activities increased approximately $982.1 million, or approximately 284%, to approximately $1.3 billion for the year ended December 31, 2007, compared to net cash provided by financing activities of approximately $345.3 million for the year ended December 31, 2006. The increase was primarily due to an increase in aggregate net proceeds from the issuance of common stock in the Initial, Follow-on and DRIP Offerings of approximately $335.1 million, an increase in proceeds from the issuance of mortgage and affiliate notes of approximately $686.3 million, and a decrease in repayments of mortgage and affiliate notes payable of approximately $10.5 million, offset by an increase in distributions to investors of approximately $13.9 million, an increase in offering costs on issuance of common stock of approximately $31.4 million and an increase in deferred financing costs paid of approximately $15.6 million. The increase in proceeds from issuance of mortgage and affiliate notes payable was due to our issuance of 105 new mortgages during the year ended December 31, 2007, compared to 46 new mortgages during the year ended December 31, 2006. Also, we borrowed approximately $72.2 million from our revolving mortgage notes payable.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs, related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.

Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of Cole Advisors II act as sponsor, general partner or advisor to various private real estate limited partnerships and other real estate-related programs, a REIT that offered its shares pursuant to an exemption from registration, and a REIT that currently is offering its shares pursuant to a registration statement on Form S-11. As such, there are conflicts of interest where Cole Advisors II or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for another Cole sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of Cole Advisors II and these other Cole sponsored programs could influence its advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events subsequent to December 31, 2008 through March 27, 2009, including the sale of shares of common stock, the acquisition of 13 properties and the attainment of additional mortgage financing are discussed in Note 22 to the consolidated financial statements included in this Annual Report on Form 10-K.
On January 2, 2009, we terminated the Follow-on Offering. As of the close of business on January 2, 2009, we had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross offering proceeds of approximately $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering have been deregistered.
Impact of Recent Accounting Pronouncements
Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements.
Off Balance Sheet Arrangements
As of December 31, 2008 and 2007, we had no off balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with property acquisitions, we have obtained variable rate debt financing (see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings.
As of December 31, 2008, approximately $208.4 million of the approximately $1.6 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates, which bore interest at the one-month LIBOR rate plus 180 to 250 basis points. As of December 31, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $2.1 million per year.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2008.
ITEM 9A(T). CONTROLS AND PROCEDURES
In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Cole Credit Property Trust II, Inc.’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that Cole Credit Property Trust II, Inc.’s internal control over financial reporting was effective as of December 31, 2008.
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
ITEM 9B. OTHER INFORMATION
As of the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported as such.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2009 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2009 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2009 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2009 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2009 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. The list of the financial statements contained herein is set forth on page F-1 hereof.
2. Financial Statement Schedules —
Schedule II — Valuation and Qualifying Accounts is set forth beginning on page S-1 hereof.
Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-2 hereof.
Schedule IV — Mortgage Loans on Real Estate Assets is set forth beginning on page S-23 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2009.

Cole Credit Property Trust II, Inc.
Date: March 30, 2009	By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2009

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009

/s/ MARCUS E. BROMLEY	Director	March 30, 2009
Marcus E. Bromley

/s/ ELIZABETH L. WATSON	Director	March 30, 2009
Elizabeth L. Watson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust II, Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Cole Credit Property Trust II, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 30, 2009

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	December 31,
	2008	2007
ASSETS:
Investment in real estate assets:
Land	$774,901	$412,948
Buildings and improvements, less accumulated depreciation of $67,326 and $24,075, respectively	1,929,829	1,090,362
Real estate assets under direct financing leases, less unearned income of $19,888 and $17,298, respectively	38,612	39,260
Acquired intangible lease assets, less accumulated amortization of $37,578 and $12,926, respectively	383,992	228,791
Real estate assets held for sale, less accumulated depreciation and accumulated amortization of $0 and $1,104, respectively	—	22,991

Total real estate assets, net	3,127,334	1,794,352
Investment in mortgage notes receivable, less accumulated amortization of $714 and $79, respectively	84,994	87,100

Total real estate and mortgage assets, net	3,212,328	1,881,452

Cash and cash equivalents	106,485	43,517
Restricted cash	8,565	14,033
Marketable securities	24,583	—
Investment in unconsolidated joint venture	25,792	—
Rents and tenant receivables, less allowance for doubtful accounts of $922 and $522, respectively	22,212	8,098
Prepaid expenses and other assets	4,032	1,145
Deferred financing costs, less accumulated amortization of $6,512 and $2,272, respectively	28,031	19,453

Total assets	$3,432,028	$1,967,698

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable and line of credit	$1,550,314	$1,037,982
Mortgage notes payable associated with assets held for sale	—	17,700
Accounts payable and accrued expenses	20,723	7,777
Escrowed investor proceeds	18	12,738
Due to affiliates	123	1,505
Acquired below market lease intangibles, less accumulated amortization of $10,897 and $2,083, respectively	156,813	80,032
Distributions payable	11,877	5,434
Derivative liabilities	2,794	—
Deferred rent and other liabilities	9,344	1,784

Total liabilities	1,752,006	1,164,952

Redeemable common stock	65,046	21,660

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 202,296,748 and 93,621,094 shares issued and outstanding, respectively	2,023	936
Capital in excess of par value	1,763,432	824,676
Accumulated distributions in excess of earnings	(121,929)	(44,526)
Accumulated other comprehensive loss	(28,550)	—

Total stockholders’ equity	1,614,976	781,086

Total liabilities and stockholders’ equity	$3,432,028	$1,967,698

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Rental and other income	$178,297	$82,492	$18,358
Tenant reimbursement income	12,225	5,161	1,162
Earned income from direct financing leases	2,183	1,075	—
Interest income on mortgages receivable	7,081	1,114	—
Interest income on marketable securities	1,218	—	—

Total revenue	201,004	89,842	19,520

Expenses:
General and administrative	5,632	2,011	953
Property operating expenses	16,796	6,467	1,417
Property and asset management fees	9,762	4,184	937
Depreciation	42,647	20,460	4,396
Amortization	21,212	10,022	2,073
Impairment of real estate assets	3,550	5,400	—

Total operating expenses	99,599	48,544	9,776

Operating income	101,405	41,298	9,744

Other income (expense):
Equity in income of unconsolidated joint venture	471	—	—
Interest and other income	1,279	2,258	503
Interest expense	(78,063)	(39,076)	(8,901)

Total other expense	(76,313)	(36,818)	(8,398)

Net income	$25,092	$4,480	$1,346

Net income per common share:
Basic and diluted	$0.17	$0.07	$0.10

Weighted average number of common shares outstanding:
Basic	146,198,235	60,929,996	13,275,635

Diluted	146,201,399	60,931,316	13,275,635

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess	in Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Loss	Equity
Balance, December 31, 2005	2,832,387	$28	$25,487	$(310)	$—	$25,205
Issuance of common stock	27,858,817	279	277,953	—	—	278,232
Distributions	—	—	—	(8,492)	—	(8,492)
Commissions on stock sales and related dealer manager fees	—	—	(23,254)	—	—	(23,254)
Other offering costs	—	—	(3,333)	—	—	(3,333)
Stock compensation expense	—	—	54	—	—	54
Redeemable common stock	—	—	(3,521)	—	—	(3,521)
Net income	—	—	—	1,346	—	1,346

Balance, December 31, 2006	30,691,204	307	273,386	(7,456)	—	266,237

Issuance of common stock	63,156,834	631	629,526	—	—	630,157
Distributions	—	—	—	(41,550)	—	(41,550)
Commissions on stock sales and related dealer manager fees	—	—	(53,346)	—	—	(53,346)
Other offering costs	—	—	(4,600)	—	—	(4,600)
Redemptions of common stock	(226,944)	(2)	(2,176)	—	—	(2,178)
Stock compensation expense	—	—	25	—	—	25
Redeemable common stock	—	—	(18,139)	—	—	(18,139)
Net income	—	—	—	4,480	—	4,480

Balance, December 31, 2007	93,621,094	936	824,676	(44,526)	—	781,086

Issuance of common stock	109,719,921	1,097	1,092,615	—	—	1,093,712
Distributions	—	—	—	(102,495)	—	(102,495)
Commissions on stock sales and related dealer manager fees	—	—	(93,004)	—	—	(93,004)
Other offering costs	—	—	(7,397)	—	—	(7,397)
Redemptions of common stock	(1,044,267)	(10)	(10,080)	—	—	(10,090)
Stock compensation expense	—	—	8	—	—	8
Redeemable common stock	—	—	(43,386)	—	—	(43,386)
Comprehensive loss:
Net income	—	—	—	25,092	—	25,092
Unrealized loss on marketable securities	—	—	—	—	(25,756)	(25,756)
Unrealized loss on interest rate swap	—	—	—	—	(2,794)	(2,794)

Total comprehensive loss						(3,458)

Balance, December 31, 2008	202,296,748	$2,023	$1,763,432	$(121,929)	$(28,550)	$1,614,976

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$25,092	$4,480	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,647	20,460	4,396
Amortization	21,785	11,001	2,631
Amortization of premiums on mortgage notes receivable	635	79	—
Amortization of discount on marketable securities	(310)	—	—
Allowance for doubtful accounts	1,933	447	75
Stock compensation expense	8	25	54
Impairment of real estate assets	3,550	5,400	—
Equity in loss (income) of unconsolidated joint venture	(471)	—	—
Distributions from unconsolidated joint venture	376	—	—
Net gain on disposal of rate lock deposits	—	(478)	—
Property condemnation gain	(34)	—	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	649	267	—
Rents and tenant receivables	(16,047)	(6,113)	(2,472)
Prepaid expenses and other assets	(2,864)	(843)	(270)
Accounts payable and accrued expenses	12,945	5,761	1,734
Deferred rent and other liabilities	6,179	2,880	367

Net cash provided by operating activities	96,073	43,366	7,861

Cash flows from investing activities:
Investment in real estate and related assets	(1,055,675)	(1,155,146)	(278,577)
Investment in real estate under direct financing leases	—	(39,527)	—
Investment in marketable securities	(50,029)	—	—
Investment in unconsolidated joint venture	(53,744)	—	—
Return of investment in unconsolidated joint venture	28,046
Acquired intangible lease assets	(177,684)	(190,401)	(40,305)
Acquired below market lease intangibles	85,594	79,378	2,731
Investment in mortgage notes receivable	(102)	(51,120)	—
Proceeds from mortgage notes receivable	1,573	232	—
Proceeds from condemnation of assets	475	—	—
Restricted cash	5,468	(8,193)	(4,026)

Net cash used in investing activities	(1,216,078)	(1,364,777)	(320,177)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,040,237	609,841	274,711
Offering costs on issuance of common stock	(100,402)	(57,946)	(26,587)
Redemptions of common stock	(10,090)	(2,179)	—
Distributions to investors	(42,575)	(17,410)	(3,554)
Proceeds from notes payable and line of credit	717,604	855,019	168,764
Repayment of notes payable and line of credit	(394,390)	(53,894)	(64,375)
Refund of loan deposits	5,169	16,333	1,936
Payment of loan deposits	(5,194)	(12,386)	(5,903)
Proceeds from rate lock breakage gain	—	2,162	—
Escrowed investor proceeds liability	(12,720)	7,027	3,897
Deferred financing costs paid	(14,666)	(19,205)	(3,582)

Net cash provided by financing activities	1,182,973	1,327,362	345,307

Net increase in cash and cash equivalents	62,968	5,951	32,991
Cash and cash equivalents, beginning of year	43,517	37,566	4,575

Cash and cash equivalents, end of year	$106,485	$43,517	$37,566

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
At December 31, 2008, the Company owned 673 properties comprising approximately 18.3 million square feet of single and multi-tenant commercial space located in 45 states and the U.S. Virgin Islands. At December 31, 2008, the rentable space at these properties was approximately 99% leased. As of December 31, 2008, the Company also owned 69 mortgage notes receivable, aggregating approximately $85.0 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through a joint venture that the Company entered into during the year ended December 31, 2008, the Company acquired an indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri for approximately $53.7 million, including acquisition costs, which represents an 85.48% interest in the joint venture. In addition, the Company owned four commercial mortgage-backed securities (“CMBS”) bonds, with an aggregate fair value of approximately $24.6 million.
On June 27, 2005, the Company commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, the Company increased the aggregate amount of the public offering to 49,390,000 shares for the primary offering and 952,000 shares pursuant to the DRIP in a related Registration Statement on Form S-11. Subsequently, the Company reallocated the shares of common stock available such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of approximately $541.4 million and a maximum of 1,202,000 shares was available under the DRIP for an aggregate offering price of approximately $11.4 million.
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
On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of our common stock (the “Follow-on Offering”). The Follow-on Offering includes up to 143,050,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 6,000,000 shares to be offered for sale pursuant to the DRIP. As of December 31, 2008, the Company had accepted subscriptions for 147,430,874 shares of its common stock in the Follow-on Offering, resulting in gross proceeds to the Company of approximately $1.4 billion. On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). As of December 31, 2008, the Company had issued 1,278,770 shares in the DRIP Offering, resulting in gross proceeds of approximately $12.2 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of approximately $2.0 billion (including shares sold pursuant to the DRIP) as of December 31, 2008, before offering costs, selling commissions, and dealer management fees of approximately $187.7 million and before share redemptions of approximately $12.3 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On January 2, 2009, the Company terminated the Follow-on Offering. As of the close of business on January 2, 2009, the Company had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross offering proceeds of approximately $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering have been deregistered.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) and Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) for which it is the primary beneficiary.
Certain reclassifications related to our allowance for doubtful accounts have been made to prior years’ Consolidated Statement of Cash Flows in order to conform to current year presentation.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations, which includes the operating property, when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest expense, estimated to be generated by those assets. The Company has certain properties under operating leases with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the properties and related intangible assets and their eventual disposition exceeded the carrying value of the assets as of December 31, 2008. Except as discussed in the note relating to real estate assets held for sale, no impairment losses were recorded during the year ended December 31, 2008. The Company recorded an impairment loss of approximately $5.4 million during the year ended December 31, 2007.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.
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
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized to interest expense over the term of the mortgage note payable.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On February 1, 2008, the tenant of the property held for sale filed for Chapter 11 bankruptcy protection and, as a result, the Company elected to no longer market the property for sale. Accordingly, the Company no longer classified the property as a discontinued operation within its consolidated statements of operations or its consolidated balance sheet at December 31, 2007. The Company reclassified the property as held for investment during the year ended December 31, 2008. The Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of approximately $3.6 million during the year ended December 31, 2008. No assets were identified as held for sale during the year ended December 31, 2008.
Investment in Direct Financing Leases
The Company evaluates the leases associated with its real estate properties in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS 13”). For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period.
Investment in Mortgage Notes Receivable
Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for the years ended December 31, 2008, 2007 and 2006.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market funds with maturities when purchased of three months or less to be cash equivalents.
Restricted Cash and Escrowed Investor Proceeds
At December 31, 2008, the Company was engaged in a public offering of its common stock. Included in restricted cash is escrowed investor proceeds of approximately $380,000 and approximately $12.7 million for which shares of common stock had not been issued as of December 31, 2008 and 2007, respectively. Additionally, restricted cash includes approximately $2.2 million as of December 31, 2008 for the contractual obligations related to an earnout agreement discussed in Note 4 below. There were no earnout provisions as of December 31, 2007. Restricted cash also includes approximately $5.0 million and approximately $566,000 as of December 31, 2008 and 2007, respectively, of lender reserves to be held by the lender in accordance with the respective lender’s loan agreement. Restricted cash also includes approximately $964,000 and approximately $728,000 as of December 31, 2008 and 2007, respectively, which was restricted to fund capital expenditures for the Company’s real estate investment properties.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Marketable Securities
Investments in marketable securities consist of investments in CMBS. SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as “trading”, “available-for-sale” or “held-to-maturity”. The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgments and assumptions. The use of different judgments and assumptions could result in a different conclusion.
Unamortized premiums and discounts on securities available-for-sale are recognized in interest income on marketable securities over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.
Investment in Unconsolidated Joint Venture
Investment in unconsolidated joint venture consists of the Company’s non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri. Consolidation of this investment is not required as the entity does not qualify as a VIE, as defined in FIN 46R, and do not meet the control requirements for consolidation under ARB 51.
The Company accounts for this investment using the equity method of accounting per guidance established under Accounting Principals Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions. The Company reports its share of income and losses based on the Company’s ownership interest in the investment.
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
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the years ended December 31, 2008, 2007 and 2006, was approximately $5.8 million, approximately $1.9 million and approximately $548,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

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
Concentration of Credit Risk
As of December 31, 2008, the Company had cash on deposit in seven financial institutions, of which five had deposits in excess of federally insured levels totaling approximately $105.6 million; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of December 31, 2008, no single tenant accounted for more than 10% of the Company’s gross annualized base rental revenues. Tenants in the specialty retail, drugstore and restaurant industries comprised approximately 19%, approximately 13%, and approximately 13%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2008. As of December 31, 2007, no single tenant accounted for more than 10% of the Company’s gross annualized base rental revenues. Tenants in the drugstore, specialty retail, and sporting goods industries comprise approximately 15%, approximately 14%, and approximately 11%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2007. Additionally, the Company has certain geographic concentration in its property holdings. In particular, as of December 31, 2008, 156 of the Company’s properties were located in Texas and 22 of the Company’s properties were located in Florida, accounting for approximately 15% and approximately 12% of the Company’s 2008 gross annualized base rental revenues, respectively. As of December 31, 2007, 37 of the Company’s properties were located in Texas and 15 of the Company’s properties were located in Illinois, accounting for approximately 16% and approximately 13% of Company’s 2007 gross annualized base rental revenues, respectively.
Offering and Related Costs
Cole Advisors II funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. During the years ended December 31, 2008 and 2007, Cole Advisors II incurred organization and offering costs of approximately $7.4 million and approximately $4.6 million, respectively, on behalf of the Company, of which, all were reimbursable by the Company. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed as incurred. No organization costs were expensed during the years ended December 31, 2008 and 2007.
Due to Affiliates
As of December 31, 2008, the amount due to affiliates primarily consisted of approximately $123,000 due to Cole Realty Advisors for acquisition fees incurred. As of December 31, 2007, the amount due to affiliates primarily consisted of approximately $743,000 due to Cole Realty Advisors for acquisition fees incurred, approximately $350,000 due to Cole Advisors II for finance coordination fees incurred, and approximately $383,000 due to Cole Advisors II for offering costs incurred.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stockholders’ Equity
As of each of December 31, 2008 and 2007 the Company was authorized to issue 240,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend the terms without obtaining stockholder approval.
The par value of investor proceeds raised from the Offerings is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of December 31, 2008 and 2007, the Company had issued approximately 8.1 million and approximately 2.5 million shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $77.3 million and approximately $23.8 million under its DRIP, respectively, which are recorded as redeemable common stock in the respective consolidated balance sheets, net of redemptions. As of December 31, 2008, the Company had redeemed approximately 1.3 million shares of common stock for an aggregate price of approximately $12.3 million. As of December 31, 2007, the Company had redeemed approximately 227,000 shares of common stock for an aggregate price of approximately $2.2 million.
Earnings Per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of all potentially dilutive share equivalents, including outstanding employee stock options. See Note 17 below.
Stock Options
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the 2004 Independent Directors Stock Option Plan (“IDSOP”) (see Note 17), based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated. As of December 31, 2008, there were 40,000 stock options outstanding under the IDSOP at a weighted average exercise price of approximately $9.13 per share. As of December 31, 2007, there were 30,000 stock options outstanding under the IDSOP at a weighted average exercise price of approximately $9.13 per share.
Reportable Segments
The FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s operating segments consist of commercial properties, which include activities related to investing in real estate including retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, the chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2008 and 2007.
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
During January 2009, the Company’s board of directors declared a daily distribution of $0.001917809 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2009 and ending on March 31, 2009. The monthly distributions were calculated to be equivalent to an annualized distribution of seven percent (7.0%) per share, assuming a purchase price of $10.00 per share.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During March 2009, the Company’s board of directors declared a daily distribution of $0.001917809 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2009 and ending on June 30, 2009. The monthly distributions were calculated to be equivalent to an annualized distribution of seven percent (7.0%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2008, the Company had distributions payable of approximately $11.9 million. The distributions were paid in January 2009, of which approximately $6.6 million was reinvested in shares through the DRIP.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS No. 157 were effective for the Company on January 1, 2008. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
On October 10, 2008, the FASB voted to issue Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which was effective upon issuance. FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. The Company calculated the fair value of the Company’s financial assets in accordance with FSP 157-3.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51” (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, January 1, 2009 for the Company, noncontrolling interest will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income. The provisions of this standard are applied retrospectively upon adoption. The Company is currently evaluating the impact of adopting SFAS No. 160 on the consolidated financial statements; however, the Company does not expect it to have a material impact on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of SFAS No. 141(R) on January 1, 2009 will materially impact the Company’s future financial results to the extent that the Company acquires real estate properties. The adoption of SFAS No. 141(R) will require, the Company to expense acquisition costs related to real estate transactions as incurred, compared to the former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. At December 31, 2008, the Company had no outstanding obligations to purchase real estate properties for which deferred acquisitions costs would be recorded.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, and how derivative instruments affect the entity’s financial position, operations, and cash flow. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect FAS No. 161 to have a material impact on its consolidated financial statements.
In April 2008, the FASB issued staff position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company believes FSP FAS 142-3 will have no material impact on its consolidated financial statements.
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
In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, the adoption of EITF 08-6 will have on its consolidated financial statements.
In March 2009, the FASB proposed two FSPs intented to provide additional application guidance regarding fair value measurements and impairments of securities. Proposed FSP FAS 157-e, "Determining Whether a Market is Not Active and a Transaction is Not Distressed”, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. Proposed FSP FAS 115-a, FAS 124-a and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. SFAS No. 157 provides a framework for measuring fair value and a definition of fair value that contemplates an orderly transaction between market participants, not a forced or distressed sale. In the current economic crisis, many constituents have requested additional authoritative guidance to assist them in determining whether a market is active or inactive, and whether a transaction is distressed. Proposed FSP FAS 157-e would provide application guidance. Proposed FSP FAS 115-a, FAS 124-a and EITF 99-20-b on other-than-temporary impairments (“OTTI”) is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. As proposed, the FSP would apply to both debt and equity securities. The proposed FSP requires separate display of losses related to credit deterioration and losses related to other market factors on the income statement. Market-related losses would be recorded in other comprehensive income if it is not likely that the investor will have to sell the security prior to recovery. If approved, both FSPs would be effective for interim and annual periods ending after March 15, 2009. The Company will continue to monitor the status of this FSP.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Fair Value Measurements
The Company adopted the provisions of SFAS No. 157, as amended by FSP FAS No. 157-1, FSP FAS No. 157-2 and FSP FAS No. 157-3, on January 1, 2008. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS No. 157. The three levels are as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivable and accounts payable and accrued expenses - The Company considers the carrying values of these financial instruments to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using level 1 inputs.
Mortgage notes receivable — The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $83.8 million and approximately $87.1 million at December 31, 2008 and 2007, respectively, as compared to the carrying values of approximately $85.0 million and approximately $87.1 million at December 31, 2008 and 2007, respectively.
Notes payable and line of credit — The fair value is estimated using a discounted cash flow technique based on borrowing rates available to the Company as of December 31, 2008. The fair value of the notes payable and line of credit was approximately $1.5 billion and approximately $1.1 billion at December 31, 2008 and 2007, respectively, as compared to the carrying value of approximately $1.6 billion and approximately $1.1 billion at December 31, 2008 and 2007, respectively.
Marketable securities — The Company’s marketable securities are valued using Level 3 inputs. The Company primarily uses quoted market prices from third parties that actively participate in the CMBS market. The Company receives non-binding quotes from established financial institutions and selects a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. The Company generally does not adjust values from quotes received. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company estimates fair value using internal models that primarily consider the CMBX index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of December 31, 2008, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. As there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Instruments — The Company’s derivative financial assets represent interest rate caps and the Company’s derivative liabilities represent interest rate swaps and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company includes the impact of credit valuation adjustments on derivatives measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2008 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$24,583	$—	$—	$24,583
Interest rate cap agreements (1)	—	—	—	—

Total Assets	$24,583	$—	$—	$24,583

Liabilities:
Interest rate swaps	$2,794	$—	$2,794	$—

(1)	The fair value of the interest rate cap agreements was less than $1,000 at December 31, 2008.
The following table shows a reconciliation of the change in fair value for the year ended December 31, 2008 of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands):

		Net realized/		Purchases,
		unrealized gains	Net	issuances,	Transfers in	Balance at
	Balance at	(losses) included in	unrealized	settlements and	and out of	December 31,
	January 1, 2008	earnings	loss	amortization	Level 3	2008
Marketable securities	$—	$—	$(25,756)	$50,339	$—	$24,583
The amount of total losses for the period included in changes in net assets attributable to the change in the unrealized loss relating to assets still held at December 31, 2008 was approximately $25.8 million.
Note 4 — Investment in Direct Financing Leases
The Company evaluates the leases associated with its real estate properties in accordance with SFAS 13. For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period. There were no write-downs recognized during the years ended December 31, 2008 and 2007.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of investment in direct financing leases at December 31, 2008 and 2007 were as follows (in thousands):

	December 31, 2008	December 31, 2007
Minimum lease payments receivable	$30,646	$26,862
Estimated residual value of leased assets	27,854	29,696
Deferred incremental direct costs	—	—
Unearned income	(19,888)	(17,298)

Total	$38,612	$39,260

A summary of minimum lease future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2008 is as follows (in thousands):

Year ending December 31:	Amount

2009	$2,840
2010	2,867
2011	2,904
2012	2,958
2013	2,963
Thereafter	16,114

Total	$30,646

Note 5 — Real Estate Acquisitions
During the year ended December 31, 2008, the Company acquired a 100% interest in 340 commercial properties for an aggregate purchase price of approximately $1.3 billion. In addition to cash from net proceeds of the Offerings, the Company financed the acquisitions with approximately $647.1 million of notes payable and borrowings from the line of credit and the assumption of mortgage loans, with a face value totaling approximately $173.8 million. The notes payable generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties, including aggregate acquisition costs of approximately $40.4 million, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $359.1 million to land, approximately $858.6 million to building and improvements, approximately $147.7 million to acquired in-place leases, approximately $76.2 million to acquired below market leases, and approximately $28.8 million to acquired above market leases during the year ended December 31, 2008. Additionally, during the year ended December 31, 2008, the Company capitalized approximately $1.1 million of expenditures relating to building and improvements, which will be depreciated over the estimated useful life of each asset.
The Company acquired two properties subject to the obligation to pay to the respective seller additional monies depending on the future leasing and occupancy of the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, the Company will not have any further obligation. Assuming all the conditions are satisfied, the Company would be obligated to pay an aggregate of approximately $7.7 million, of which $1.5 million was paid during the year ended December 31, 2008, resulting in a liability of approximately $6.2 million as of December 31, 2008. Approximately $2.2 million, of the $6.2 million, is recorded in restricted cash and approximately $4.0 million is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet, in accordance with the respective purchase agreement. The Company estimated the fair value of its contingent liability based on the expected payout obligation.
Through a joint venture that the Company entered into during the year ended December 31, 2008, the Company acquired an indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri for approximately $53.7 million, including acquisition costs, which represents an 85.48% interest in the joint venture.
During the year ended December 31, 2007, the Company acquired a 100% interest in 242 commercial properties for an aggregate purchase price of approximately $1.3 billion, including acquisition costs of approximately $32.5 million. The Company financed the acquisitions through the issuance and assumption of approximately $820.0 million of mortgage loans generally secured by the individual properties. The Company allocated the purchase price of these properties, including aggregate acquisition costs, to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $306.7 million to land, approximately $848.2 million to building and improvements, approximately $158.6 million to acquired in-place leases, approximately $39.5 million to investment in direct financing leases, approximately $79.4 million to acquired below market leases and approximately $31.8 million to acquired above market leases during the year ended December 31, 2007. Additionally, during the year ended December 31, 2007, the Company capitalized approximately $232,000 of expenditures relating to building and improvements, which will be depreciated over the estimated useful life of each asset.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Intangible Lease Assets
Identified intangible lease assets consisted of the following (in thousands):

	December 31,
	2008	2007
Acquired in place leases, net of accumulated amortization of $33,168 and $11,737, respectively (with a weighted average life of 156 and 185 months for in-place leases, respectively)	$325,894	$196,320
Acquired above market leases, net of accumulated amortization of $4,410 and $1,188, respectively (with a weighted average life of 174 and 183 months for acquired above market leases, respectively)	58,098	32,471

	$383,992	$228,791

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2008, 2007 and 2006, was approximately $24.4 million, approximately $11.0 million, and approximately $2.2 million, respectively.
Estimated amortization expense of the respective intangible lease assets as of December 31, 2008 for each of the five succeeding fiscal years is as follows (in thousands):

	Amount
Year	Lease In-Place	Above Market Lease
2009	$27,834	$4,559
2010	$27,253	$4,479
2011	$26,974	$4,442
2012	$26,582	$4,407
2013	$25,371	$4,302
Note 7 — Mortgage Notes Receivable Acquisitions
As of December 31, 2008, the Company owned 69 mortgage notes receivable, which are secured by 43 restaurant properties and 26 retail properties (collectively, the “Mortgage Notes”). The mortgage notes receivable balance of approximately $85.0 million as of December 31, 2008 consists of the face value of the Mortgage Notes of approximately $76.8 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $714,000. The premium and acquisition costs will be amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum.
Note 8 — Marketable Securities
As of December 31, 2008, the Company owned four CMBS bonds, with an aggregate fair value of approximately $24.6 million. The following describes the CMBS bonds in more detail as of December 31, 2008 (in thousands). The Company owned no CMBS bonds as of December 31, 2007.

	Amortized Cost	Unrealized
	Basis	Loss	Total
Marketable securities at December 31, 2007	$—	$—	$—
Face value of marketable securities acquired	68,836	—	68,836
Discounts on purchases of marketable securities	(18,807)	—	(18,807)
Decrease in fair value of marketable securities	—	(25,756)	(25,756)
Accretion of discounts on marketable securities	310	—	310

Marketable securities at December 31, 2008	$50,339	$(25,756)	$24,583

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recognized an unrealized loss of approximately $25.8 million related to this investment for the year ended December 31, 2008, which is included in other comprehensive loss on the accompanying consolidated balance sheet and statement of stockholders’ equity at December 31, 2008.
The unrealized loss at December 31, 2008 was deemed to be a temporary impairment based upon (i) the length of time and the extent to which the fair value had been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for the recovery in the fair value. The Company determined that the unrealized loss resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of December 31, 2008, the Company determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protect the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by the deterioration in the creditworthiness of the specific CMBS issuers.
The following table shows fair value and gross unrealized losses of the Company’s marketable securities that were deemed temporary impairments and the length of time that the securities had been in a continuous unrealized loss position at December 31, 2008.

Holding Period of Gross Unrealized Losses of Marketable Securities
(in thousands)
	Less than 12 months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial mortgage-backed securities	$24,583	$25,756	$—	$—	$24,583	$25,756
Note 9 — Derivative Instruments and Hedging Activities
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risks. The following table summarizes the notional and fair value of the Company’s derivative instruments and hedging activities (in thousands). The notional value is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

					Fair Value of Asset (Liability)
	Notional	Interest	Effective	Maturity	December 31,	December 31,
	Value	Rate	Date	Date	2008	2007
Interest Rate Cap (1)	$36,000	7.0%	8/5/2008	8/5/2010	$—	$—
Interest Rate Cap (1)	34,000	7.0%	10/1/2008	9/1/2010	—	—
Interest Rate Swap (2)	32,000	6.2%	11/4/2008	10/31/2012	(2,090)	—
Interest Rate Swap (3)	38,250	5.6%	12/10/2008	9/26/2011	(704)	—

	$140,250				$(2,794)	$—

(1)	Neither of these agreements were designated as hedges as of December 31, 2008. In accordance with SFAS No. 133, the Company recorded the rate caps at fair value in the accompanying consolidated balance sheet. The rate caps are included in prepaid expenses and other assets at fair value of less than $1,000 at December 31, 2008. The loss resulting from the decrease in fair value of the interest rate caps of approximately $223,000 was recorded to interest expense in the consolidated statement of operations for the year ended December 31, 2008.

(2)	The Company designated the interest rate swap as a cash flow hedge. The interest rate swap effectively fixes the interest rate on approximately $32.0 million of debt at 6.2% based on a LIBOR swap rate of 3.7%. Changes in the fair value of the effective portion of the interest rate swap designated as hedges were recorded to other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the year ended December 31, 2008 relating to fair value adjustments of the interest rate swap agreement was approximately $2.1 million.

(3)	The Company designated the interest rate swap as a cash flow hedge. The interest rate swap effectively fixes the interest rate on approximately $38.3 million of debt at 5.6% based on a LIBOR swap rate of 2.35%. Changes in the fair value of the effective portion of the interest rate swap designated as hedges were recorded to other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the year ended December 31, 2008 relating to fair value adjustments of the interest rate swap agreement was approximately $704,000.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 —Notes Payable and Line of Credit
As of December 31, 2008, the Company had approximately $1.6 billion of debt outstanding, consisting of approximately $1.3 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), approximately $142.4 million in variable rate mortgage loans (the “Variable Rate Debt”) and approximately $66.0 million outstanding under a line of credit (the “Credit Facility”). The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.89%, and matures on various dates from April 2009 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 180 to 250 basis points and matures on various dates from February 2009 through September 2011. Each of the notes payable is secured by the respective property. See below for terms of the Credit Facility.
On May 23, 2008, the Company entered into the Credit Facility, a revolving credit facility with a syndication of banks, providing up to $135.0 million of secured borrowing. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. As of December 31, 2008, the Company had an outstanding balance of approximately $66.0 million, and approximately $69.0 million was available, under the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool. The notes payable are generally non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts. The Company was in compliance with the financial covenants at December 31, 2008.
During the year ended December 31, 2008, the Company issued or assumed approximately $672.4 million of notes payable secured by real estate assets, of which approximately $434.1 million was fixed rate debt which bore interest at rates ranging from 4.29% to 7.23%, with a weighted average interest rate of approximately 5.98%, and approximately $238.4 million was variable rate debt, which bore interest at the one month LIBOR rate plus 180 to 325 basis points. In connection with the acquisition of two CMBS bonds, JP Morgan Chase Bank, N.A. provided the 30-Day Repurchase Financing in the amount of approximately $17.4 million and the 60-Day Repurchase Financing in the amount of approximately $10.6 million. On October 14, 2008, the Company renewed the 30-Day Repurchase Financing in the amount of approximately $13.2 million. During the year ended December 31, 2008, the Company repaid the Repurchase Financings. During the year ended December 31, 2008, the Company borrowed approximately $191.0 million from the Credit Facility and subsequently repaid approximately $125.0 million. In addition, the Company repaid approximately $29.1 million of fixed rate debt and approximately $167.3 million of variable rate debt and terminated three outstanding lines of credit by repaying the total outstanding balance of approximately $43.5 million under those lines of credit.
As of December 31, 2007, the Company had approximately $1.1 billion of debt outstanding, of which approximately $940.9 million was fixed rate mortgage loans with interest rates ranging from 5.15% to 6.88% and a weighted average interest rate of approximately 5.85%. The Company also had approximately $71.3 million of short-term variable rate debt with variable rates equal to the one-month LIBOR plus 200 to 275 basis points and approximately $43.5 million outstanding under three revolving lines of credit with variable rates equal to the one-month LIBOR plus 150 to 200 basis points.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the event that a mortgage note is not paid off on the respective maturity date, most mortgage notes include hyperamortization provisions. The interest rate during the hyperamortization period shall be the fixed interest rate as stated on the respective mortgage note agreement plus two percent (2.0%). The individual mortgage note maturity date, under the hyperamortization provisions, will be extended by twenty (20) years. During such period, the lender will apply 100% of the rents collected to (i) all payments for escrow or reserve accounts, (ii) payment of interest at the original fixed interest rate, (iii) payments for the replacement reserve account, (iv) any other amounts due in accordance with the mortgage note agreement other than any additional interest expense, (v) any operating expenses of the property pursuant to an approved annual budget, (vi) any extraordinary expenses, (vii) payments to be applied to the reduction of the principal balance of the mortgage note, and (viii) any additional interest expense, which is not paid will be added to the principal balance of the mortgage note.
The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2008 (in thousands):

Principal
For the year ending December 31:	Repayments (1)
2009	$99,485
2010	56,046
2011	208,647
2012	80,214
2013	5,371
Thereafter	1,102,994

Total	$1,552,757

(1)	Principal payment amounts reflect actual payments based on face value of notes payable.
As of March 27, 2009, the Company is negotiating a one-year extension of approximately $70.0 million of the debt that matures during 2009.
Related party notes
On March 25, 2008, Cole OP II borrowed approximately $16.0 million from Series B, LLC and approximately $16.0 million from Series C, LLC, each of which are affiliates of the Company and the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain wholly-owned subsidiaries of Cole OP II. The loan proceeds were used to acquire properties with a purchase price of approximately $63.6 million, exclusive of closing costs. The loans bore interest at variable rates equal to the one-month LIBOR rate plus 200 basis points with monthly interest-only payments. The Company repaid approximately $32.0 million of the aforementioned loans in May 2008. The Company’s board of directors, including all of the independent directors, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2008, Cole OP II incurred approximately $278,000 in interest expense to affiliates under the aforementioned loans. During the year ended December 31, 2007, no interest expense was incurred for related party transactions. During the year ended December 31, 2006, Cole OP II incurred approximately $210,000 in interest expense to affiliates under the aforementioned loans.
Note 11 — Intangible Lease Liability
Identified intangible liability relating to the real estate acquisitions discussed in Note 4 consisted of the following (in thousands):

	December 31,
	2008	2007
Acquired below-market leases, net of accumulated amortization of $10,897 and $2,083, respectively (with a weighted average life of 172 and 199 months, respectively)	$156,813	$80,032

Amortization income recorded on the identified intangible liability, for each of fiscal years ended December 31, 2008, 2007 and 2006 was approximately $8.8 million, approximately $2.0 million and approximately $96,000, respectively.
Estimated amortization income of the respective intangible lease liability as of December 31, 2008 for each of the five succeeding fiscal years is as follows (in thousands):

Amount Below
Year	Market Lease
2009	$11,501
2010	$11,342
2011	$11,240
2012	$11,127
2013	$10,769
Note 12 — Extended Rate Lock Agreements
During the year ended December 31, 2008, the Company entered into no extended rate lock agreements. During the year ended December 31, 2007, the Company entered into extended rate lock agreements with Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”), JP Morgan Chase Bank, N.A. (“JP Morgan”), Wachovia Bank, N.A. (“Wachovia”), and Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Rate Locks”) to lock interest rates ranging from 5.49% to 6.69% for up to approximately $647.8 million in borrowings. Under the terms of Rate Locks, the Company made rate lock deposits totaling approximately $12.4 million to Bear Stearns, JP Morgan, Wachovia and Wells Fargo.
On August 10, 2007, the Company terminated its rate lock agreement with Bear Stearns, which fixed interest rates for the remaining unallocated borrowings of up to approximately $275.8 million. As a result, approximately $5.7 million in rate lock deposits was refunded to the Company. In accordance with the terms of the rate lock agreements, the Company earned a rate lock breakage gain of approximately $2.2 million. In addition, the Company expensed previously deferred financing costs of approximately $1.7 million relating to the remaining unallocated borrowings. The net gain of approximately $478,000 is included in interest and other income on the consolidated statements of operations. As of December 31, 2007, the Company had no available borrowings under the Rate Locks and no rate lock deposits outstanding.
Note 13 — Supplemental Cash Flow Disclosures
Supplemental cash flow disclosures for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$11,877	$5,434	$1,612
Mortgage notes assumed in real estate acquisitions	$171,340	$—	$42,620
Mortgage notes payable from seller of mortgages receivable	$—	$36,290	$—
Common stock issued through distribution reinvestment plan	$53,476	$20,317	$3,521
Unrealized loss on marketable securities	$25,756	$—	$—
Unrealized loss on interest rate swap	$2,794	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$68,919	$34,320	$7,982

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings, or proceedings known to be contemplated, against us.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. As of December 31, 2008, the Company owned certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated results of operations, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated financial statements.
Note 15— Related Party Transactions and Arrangements
Certain affiliates of the Company receive, and will continue to receive fees and compensation in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, received a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Follow-on Offering. Cole Capital reallowed 100% of commissions earned to participating broker-dealers. In addition, Cole Capital received 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee, in connection with the Follow-on Offering. Cole Capital, in its sole discretion, reallowed a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $92.8 million, approximately $53.3 million and approximately $23.3 million, respectively, to Cole Capital for commissions and dealer manager fees, of which approximately $77.5 million, approximately $45.4 million and approximately $20.0 million, respectively, was reallowed to participating broker-dealers.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the years ended December 31, 2008, 2007 and 2006, the Company reimbursed Cole Advisors II approximately $7.4 million, approximately $4.6 and approximately $3.4 million, respectively, for organization and offering expenses of the Offerings.
Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition costs incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 4.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. During the years ended December 31, 2008, 2007 and 2006, the Company paid an affiliate of Cole Advisors II approximately $27.5 million, approximately $26.9 million and approximately $5.8 million, respectively, for acquisition fees.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no finance coordination fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the years ended December 31, 2008, 2007 and 2006, the Company paid Cole Advisors II approximately $6.5 million, $8.0 million and approximately $1.8 million, respectively, for finance coordination fees.
The Company pays, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees equaled 2.0% for single-tenant properties and 2.0% to 4.0% for multi-tenant properties of gross revenues plus leasing commissions at prevailing market rates during year ended ended December 31, 2008. In accordance with the property management agreement, the Company may pay Cole Realty Advisors up to (i) 2.0% of gross revenues from the Company’s single tenant properties and (ii) 4.0% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the years ended December 31, 2008, 2007 and 2006, the Company paid to Cole Realty Advisors approximately $2.8 million, approximately $1.6 million and approximately $350,000, respectively, for property management fees.
The Company pays to Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the years ended December 31, 2008, 2007 and 2006, the Company paid to Cole Advisors II approximately $6.0 million, approximately $2.6 million and approximately $587,000, respectively, for asset management fees.
If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the years ended December 31, 2008, 2007 and 2006, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.
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
The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the years ended December 31, 2008, 2007 and 2006, the Company did not reimburse Cole Advisors II for any such costs.

As of December 31, 2008, the Company had approximately $123,000 due to Cole Realty Advisors for acquisition fees incurred. As of December 31, 2007, the Company had approximately $1.5 million payable to Cole Advisors II, which generally consisted of acquisition and finance coordination fees and reimbursement of organization and offering costs. These amounts are included the accompanying consolidated balance sheet in accounts payable and accrued expenses.
On September 30, 2008, Cole OP II acquired a portfolio of 12 properties or investments therein from Cole Credit Property Fund, LP, an affiliate of the Company and the Company’s advisor, for approximately $54.8 million, and a portfolio of ten properties from Cole Credit Property Fund II, LP, an affiliate of the Company and the Company’s advisor, for approximately $66.5 million. These acquisitions were funded by net proceeds from the Follow-on Offering and the assumption of 22 loans, secured by the properties, with a face value totaling approximately $68.6 million and a fair value totaling approximately $68.2 million. The Company’s board of directors, including all of the independent directors, not otherwise interested in the transaction, approved the transaction as being fair and reasonable to the Company, at a price in excess of the cost to Cole Credit Property Fund, LP and Cole Credit Property Fund II, LP. Substantial justification existed for such excess as such excess was reasonable and the costs of the interests did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors. During the year ended December 30, 2007, Cole OP II acquired no properties from affiliates of the Company or the Company’s advisor. During the year ended December 31, 2006, the Company acquired 16 properties from affiliates of the Company or the Company’s advisor for approximately $60.6 million. These acquisitions were funded by the Company’s Initial Offering and the assumption of 16 loans, secured by the properties, of approximately $37.0 million. The Company’s board of directors, including all of the independent directors, not otherwise interested in the transactions, approved the transactions as being fair and reasonable to the Company. The purchase price of three of the properties, of approximately $13.5 million, was in excess of the cost to the affiliate of the Company or the Company’s advisor. Substantial justification existed for such excess as such excess was reasonable and the costs of the interests did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors. The purchase price of 13 of the properties, of approximately $47.1 million, was at a price no greater than the cost to the affiliated entity, and at a cost that did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors.
On March 25, 2008, Cole OP II borrowed approximately $16.0 million from Series B, LLC and approximately $16.0 million from Series C, LLC, each of which are affiliates of the Company and the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain wholly-owned subsidiaries of Cole OP II. The loan proceeds were used to acquire properties with a purchase price of approximately $63.6 million, exclusive of closing costs. The loans bore interest at variable rates equal to the one-month LIBOR rate plus 200 basis points with monthly interest-only payments. The Company repaid approximately $32.0 million of the aforementioned loans in May 2008. The Company’s board of directors, including all of the independent directors, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2008, Cole OP II incurred approximately $278,000 in interest expense to affiliates under the aforementioned loans. During the year ended December 31, 2007, no interest expense was incurred for related party transactions. During the year ended December 31, 2006, Cole OP II incurred approximately $210,000 in interest expense to affiliates under the aforementioned loans.
Note 16 — Economic Dependency
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
Note 17 — Independent Director’s Stock Option Plan
The Company has a stock option plan, the IDSOP, which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007 and 2008. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of December 31, 2008 and 2007, the Company had granted options to purchase 40,000, and 30,000 shares, respectively. The 10,000 options granted during the year ended December 31, 2007 had a vesting period of approximately nine months. The remaining 30,000 options have a one year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the IDSOP, based on estimated fair values. The Company adopted SFAS 123R using the modified prospective application. Accordingly, prior period amounts were not restated.
During the year ended December 31, 2008, the Company recorded stock-based compensation charges of approximately $8,000. During the year ended December 31, 2007, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $25,000. Stock-based compensation expense recognized in the years ended December 31, 2008 and 2007 was based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.
A summary of the Company’s stock option activity under its IDSOP during the years ended December 31, 2008 and 2007 is as follows:

		Weighted
		Average
		Exercise
	Number	Price	Exercisable

Outstanding at December 31, 2006	20,000	$9.15	10,000
Granted in 2007	10,000	$9.10

Outstanding at December 31, 2007	30,000	$9.13	20,000
Granted in 2008	10,000	$9.10

Outstanding at December 31, 2008	40,000	$9.13	30,000

As of December 31, 2008 and 2007, options to purchase 10,000 shares were unvested with a weighted average contractual remaining life of approximately 7.8 and approximately 8.4 years, respectively.
The weighted average fair value of options granted were $0.77 in 2008 and $0.70 in 2007. As of December 31, 2008 the number of options that were currently vested and expected to become vested was 40,000 shares which had an intrinsic value of $35,000.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with SFAS 123R, the fair value of each stock option granted was estimated as of the date of the grant using the Black-Scholes method based on the following assumptions: a weighted average risk-free interest rate from 4.08% to 5.07%, a projected future dividend yield from 6.25% to 7.00%, expected volatility from 0% to 18.02%, and an expected life of an option of 10 years. The Company used the calculated value method to determine volatility as calculated using the Composite REIT Index. Based on these assumptions, the fair value of the options granted during the years ended December 31, 2008 and 2007 was approximately $8,000 and $7,000, respectively. As of December 31, 2008, there was approximately $3,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized during 2009.
Note 18 — Stockholders’ Equity
Distribution Reinvestment Plan
The Company maintains a distribution reinvestment plan that allows common stockholders (the “Stockholders”) to elect to have the distributions the Stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the distribution reinvestment plan will be the higher of 95% of the fair market value per share as determined by the Company’s board of directors and $9.50 per share. No sales commissions or dealer manager fees will be paid on shares sold under the distribution reinvestment plan. The Company may terminate or amend the distribution reinvestment plan at the Company’s discretion at any time upon ten days prior written notice to the Stockholders. On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3. On January 2, 2009, the Company terminated the Follow-on Offering. As of the close of business on January 2, 2009, the Company had issued 5,933,687 shares sold pursuant to the DRIP. At the completion of the Follow-on Offering, 66,313 shares of common stock remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering have been deregistered.
During the years ended December 31, 2008 and 2007, approximately 5.6 million and approximately 2.1 million shares were purchased under the distribution reinvestment plan, for approximately $53.5 million and approximately $20.3 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
Upon receipt of a request for redemption, the Company will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. Repurchases will be made quarterly. If funds are not available to redeem all requested redemptions at the end of each quarter, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next quarter, unless withdrawn. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. The Company redeemed approximately 1.0 million shares under the share redemption program during the year ended December 31, 2008 for approximately $10.1 million. The Company redeemed approximately 227,000 shares under the share redemption program during the year ended December 31, 2007 for approximately $2.2 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19 — Income Taxes
For federal income tax purposes, distributions to common stockholders are characterized as dividend income, capital gain income, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholder for the years ended December 31, 2008, 2007 and 2006.

Character of Distributions:	2008	2007	2006
Dividend income	45%	41%	42%
Return of capital	55%	59%	58%

Total	100%	100%	100%

At December 31, 2008, 2007 and 2006, the tax basis carrying value of the Company’s land and depreciable real estate assets was approximately $3.0 billion, approximately $1.7 billion and approximately $500.5 million, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company had state income taxes of approximately $550,000, approximately $158,000 and approximately $24,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
Note 20 — Operating Leases
The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, at December 31, 2008, is as follows (in thousands):

Amount
Year ending December 31:
2009	$225,229
2010	223,055
2011	221,747
2012	220,028
2013	213,283
Thereafter	1,754,292

Total	$2,857,634

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands, except for per share amounts). The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$40,680	$44,108	$51,092	$65,124
Operating income	18,184	23,392	26,828	33,001
Net income	587	7,047	8,961	8,497
Basic and diluted net income per share	0.01	0.05	0.06	0.05
Dividends per share	$0.17	$0.17	$0.18	$0.18

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,597	$18,821	$26,539	$31,885
Operating income	6,443	4,068	13,512	17,274
Net income (loss)	1,685	(3,367)	2,998	3,164
Basic and diluted net income (loss) per share	0.05	(0.06)	0.04	0.04
Dividends per share	$0.16	$0.16	$0.18	$0.18
Note 22 — Subsequent Events
Sale of Shares of Common Stock
On January 2, 2009, the Company terminated the Follow-on Offering. As of the close of business on January 2, 2009, the Company had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross offering proceeds of approximately $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering have been deregistered.
As of March 27, 2009, the Company had raised approximately $2.1 billion of gross proceeds through the issuance of approximately 205.6 million shares of its common stock in the Offerings (including shares sold under the DRIP).
Property Acquisitions
Subsequent to December 31, 2008, the Company acquired a 100% interest in 13 single-tenant properties for an aggregate purchase price of approximately $79.0 million, excluding closing costs. The Company financed the acquisitions through the assumption of approximately $68.3 million of mortgage notes payable secured by the properties. The Company allocated the purchase price of this property, including aggregate acquisitions costs, to the fair market value of the assets acquired and liabilities assumed.
Mortgage Notes Payable
Subsequent to December 31, 2008, the Company issued or assumed notes payable, totaling approximately $75.5 million. The Company obtained approximately $68.3 million of fixed rate debt which bears interest between 5.45% and 6.40% (the “Fixed Debt”). The Fixed Debt matures between September 2012 and April 2017. The Company obtained approximately $7.2 million of variable rate debt which bears interest at one-month LIBOR plus 2.75% (the “Variable Debt”). The Variable Debt matures in February of 2016. The Company subsequently entered into an interest rate swap on the Variable Debt, which fixes LIBOR at 2.75% with a spread of 3.0%.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, subsequent to December 31, 2008, the Company repaid approximately $40.0 million of variable rate debt related to the Credit Facility. As of March 27, 2009, approximately $109.0 million was available for borrowing under the Credit Facility.
In addition, subsequent to December 31, 2008, the Company extended the maturity date of one variable rate note payable, with an outstanding balance of approximately $70.6 million, to June 1, 2009.
Marketable Securities
Subsequent to December 31, 2008, the Company purchased two CMBS bonds with an aggregate face value of approximately $19.8 million for an aggregate purchase price of approximately $10.3 million. The bonds are rated Aaa by Moody’s and AAA by Fitch Ratings and are secured by a diversified pool of commercial mortgage loans secured by commercial real estate.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2008
(in thousands)

			Adjustments
	Balance at	Charged	to		Balance at
	beginning	to	valuation		end of
	of period	expenses	accounts	Deductions	period
Year Ended December 31, 2006
Allowance for doubtful accounts	$—	$75	$—	$—	$75

Year Ended December 31, 2007
Allowance for doubtful accounts	$75	$447	$—	$—	$522

Year Ended December 31, 2008
Allowance for doubtful accounts	$522	$1,933	$—	$1,533	$922

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
24 Hour Fitness:
Olathe, KS	4,817	1,090	5,353	—	6,443	189	08/24/07	2007
7500 Cottonwood Center:
Jenison, MI	—	1,079	4,023	(12)	5,090	205	03/30/07	1993
Aaron Rents:
Alamogordo, NM	—	273	619	—	892	5	09/15/08	2006
Anderson, SC	—	156	978	—	1,134	7	09/15/08	1992
Baton Rouge, LA	—	226	603	—	829	5	09/15/08	1999
Beeville, TX	—	80	808	—	888	6	09/15/08	2004
Calmut City, IL	—	277	992	—	1,269	8	09/15/08	1977
Charlotte, NC	—	272	424	—	696	3	09/15/08	1957
Chiefland, FL	—	380	651	—	1,031	5	09/15/08	2007
Clanton, AL	—	231	817	—	1,048	6	09/15/08	2007
Essex, MD	—	632	966	—	1,598	7	09/15/08	1988
Forrest City, AR	—	246	623	—	869	5	09/15/08	2002
Griffin, GA	—	483	599	—	1,082	5	09/15/08	2007
Grovetown, GA	—	220	799	—	1,019	6	09/15/08	2007
Harrisonville, MO	—	509	252	—	761	2	09/15/08	1996
Hartsville, SC	—	304	875	—	1,179	6	09/15/08	2007
Largo, FL	—	393	884	—	1,277	7	09/15/08	1999
Mansfield, TX	—	244	906	—	1,150	7	09/15/08	2007
Navasota, TX	—	121	866	—	987	7	09/15/08	2007
Okeechobee, FL	—	305	792	—	1,097	6	09/15/08	2006
Rensselaer, NY	—	699	1,337	—	2,036	11	09/15/08	1971
Rome, TX	—	387	1,050	—	1,437	8	09/15/08	1996
Sandersville, GA	—	153	856	—	1,009	7	09/15/08	2006
Shreveport, LA	—	267	569	—	836	5	09/15/08	2001
Stuart, FL	—	651	1,822	—	2,473	15	09/15/08	1995
Wichita, KS	—	247	627	—	874	5	09/15/08	2005
Wilton, NY	—	2,693	3,577	—	6,270	29	09/15/08	1987

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
ABX Air:
Coventry, RI	2,454	548	3,293	16	3,857	174	02/16/07	1998
Academy Sports:
Macon, GA	3,478	1,232	3,901	—	5,133	331	01/06/06	2005
Katy, TX	68,250	8,853	88,008	—	96,861	4,823	01/18/07	1976
Lufkin, TX	3,060	1,512	3,260	—	4,772	74	02/07/08	2003
Advanced Auto:
Greenfield, IN	—	670	609	—	1,279	52	06/29/06	2003
Trenton, OH	—	333	651	—	984	56	06/29/06	2003
Columbia Heights, MN	1,038	549	1,071	—	1,620	79	07/06/06	2005
Fergus Falls, MN	722	187	911	—	1,098	70	07/06/06	2005
Holland Township, MI	1,231	647	1,134	—	1,781	87	07/12/06	2006
Holland, MI	1,193	614	1,118	—	1,732	86	07/12/06	2006
Zeeland, MI	1,057	430	1,109	(1)	1,538	85	07/12/06	2006
Grand Forks, ND	840	346	889	—	1,235	67	08/15/06	2005
Duluth, MN	860	284	1,050	—	1,334	73	09/08/06	2006
Grand Bay, AL	—	256	770	(1)	1,025	57	09/29/06	2005
Hurley, MS	—	171	811	—	982	60	09/29/06	2005
Rainsville, AL	—	383	823	—	1,206	60	09/29/06	2005
Ashland, KY	—	641	827	—	1,468	59	11/17/06	2006
Jackson, OH	—	449	755	—	1,204	55	11/17/06	2005
New Boston, OH	—	477	846	—	1,323	61	11/17/06	2005
Scottsburg, IN	—	264	844	—	1,108	61	11/17/06	2006
Maryland Heights, MO	—	736	896	—	1,632	59	01/12/07	2005
Allstate Insurance:
Cross Plains, WI	—	864	4,488	—	5,352	136	12/07/07	2007
Yuma, AZ	4,687	1,426	5,885	—	7,311	106	05/22/08	2008
American TV & Appliance:
Peoria, IL	6,954	2,028	8,172	—	10,200	500	10/23/06	2003
Applebee’s:
Albany, OR	1,923	808	1,836	—	2,644	84	04/26/07	2005
Augusta, GA	2,252	621	2,474	—	3,095	109	04/26/07	2005
Aurora (Iliff), OR	1,878	1,324	1,258	—	2,582	55	04/26/07	1992

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Applebee’s (Continued):
Aurora, CO	1,727	1,001	1,373	—	2,374	60	04/26/07	1998
Clovis, NM	1,918	512	2,125	—	2,637	92	04/26/07	2005
Colorado Springs, CO	1,285	781	985	—	1,766	43	04/26/07	1998
Columbus (Airport), GA	2,176	726	2,265	—	2,991	100	04/26/07	2006
Columbus (Gentian), GA	2,449	1,098	2,263	6	3,367	100	04/26/07	2005
Fountain, CO	1,871	747	1,825	—	2,572	80	04/26/07	2005
Gallup , NM	2,165	499	2,477	—	2,976	107	04/26/07	2004
Garden City, GA	1,812	803	1,688	—	2,491	74	04/26/07	1998
Grand Junction, CO	2,136	915	2,021	—	2,936	88	04/26/07	1995
Littleton, CO	1,561	1,491	656	—	2,147	29	04/26/07	1990
Longview, WA	2,475	969	2,429	5	3,403	109	04/26/07	2004
Loveland, CO	1,441	437	1,543	—	1,980	67	04/26/07	1997
Macon (Eisenhower), GA	1,706	785	1,561	—	2,346	69	04/26/07	1998
Macon (Riverside), GA	1,726	794	1,579	—	2,373	70	04/26/07	1998
Santa Fe, NM	2,783	1,637	2,184	5	3,826	95	04/26/07	1997
Savannah, GA	1,842	1,079	1,454	—	2,533	65	04/26/07	1993
Union Gap, WA	1,756	196	2,218	—	2,414	99	04/26/07	2004
Walla Walla, WA	1,642	770	1,487	—	2,257	69	04/26/07	2005
Warner Robins, GA	1,727	677	1,696	—	2,373	75	04/26/07	1994
Apria Healthcare:
St. John, MO	4,420	1,669	4,390	—	6,059	307	03/28/07	1996
Arby’s:
New Castle, PA	883	555	810	—	1,365	20	01/31/08	1999
Ashley Furniture:
Amarillo, TX	4,026	1,367	4,747	—	6,114	224	04/06/07	1980
Anderson, SC	—	677	3,240	(4)	3,913	106	09/28/07	2006

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
AT&T:
Beaumont, TX	8,592	611	10,717	—	11,328	654	03/19/07	1971
Santa Clara, CA	6,032	2,455	10,876	—	13,331	80	09/30/08	2002
Bank of America:
Delray Beach, FL	8,827	11,890	2,984	—	14,874	74	01/31/08	1975
BE Aerospace:
Winston-Salem, NC	—	346	4,387	—	4,733	24	10/31/08	1987
Best Buy:
Fayettville, NC	—	2,020	4,285	301	6,606	141	10/04/07	1999
Wichita, KS	6,708	2,192	8,319	—	10,511	229	02/07/08	1984
Las Cruces, NM	3,809	1,584	4,043	—	5,627	32	09/30/08	2002
Big 5 Center:
Aurora, CO	2,804	1,265	2,827	—	4,092	130	04/11/07	2006
BJ’s Wholesale:
Ft. Lauderdale, FL	—	10,920	14,762	—	25,682	112	09/23/08	2007
Haverhill, MA	12,247	5,497	13,904	—	19,401	257	04/14/08	2006
Borders:
Rapid City, SD	4,393	1,589	1,951	—	3,540	83	06/01/07	1999
Reading, PA	4,257	2,128	3,186	—	5,314	129	06/01/07	1997
Boscov’s:
Voorhees, NJ	—	1,889	5,012	—	6,901	122	02/07/08	1970
Bridgestone Tire:
Atlanta, GA	1,456	1,623	977	—	2,600	23	02/07/08	1998
Broadview Village Square:
Broadview , IL	31,500	8,489	46,933	(3)	55,419	1,735	09/14/07	1994
Carmax:
Greenville, SC	15,125	8,061	11,830	—	19,891	291	01/25/08	1998
Pineville, NC	5,826	6,980	4,014	—	10,994	106	01/31/08	2002
Raleigh, NC	5,414	4,000	7,669	—	11,669	187	01/31/08	1994
Chambers Corner:
Wayland, MI	—	1,608	7,277	37	8,922	280	09/19/07	2000

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Chili’s:
Paris, TX	1,790	600	1,851	—	2,451	103	12/28/06	1999
Fredericksburg, TX	1,504	820	1,290	—	2,110	57	06/05/07	1985
Church’s Chicken:
191 Locations	70,217	47,249	57,362	—	104,611	363	10/31/08	Various
Circle K:
Akron (1178 Arlington), OH	714	434	834	—	1,268	24	12/20/07	1994
Akron (1559 Market), OH	714	539	832	8	1,379	23	12/20/07	1995
Akron (1693 West Market), OH	842	664	2,064	8	2,736	56	12/20/07	2000
Akron (940 Arlington), OH	575	362	1,062	—	1,424	30	12/20/07	1991
Akron (Albrecht), OH	565	400	908	—	1,308	25	12/20/07	1997
Akron (Brittain), OH	634	345	1,005	8	1,358	29	12/20/07	1995
Akron (Brown), OH	634	329	707	—	1,036	21	12/20/07	1950
Akron (Cuyahoga), OH	852	518	794	—	1,312	23	12/20/07	1998
Akron (Darrow), OH	634	544	849	8	1,401	24	12/20/07	1994
Akron (Exchange), OH	743	559	900	—	1,459	25	12/20/07	1996
Akron (Main), OH	595	330	1,288	8	1,626	37	12/20/07	2000
Akron (Manchester), OH	833	304	945	—	1,249	27	12/20/07	1994
Akron (Ridgewood), OH	634	435	386	—	821	12	12/20/07	1969
Akron (Waterloo), OH	624	385	1,019	—	1,404	28	12/20/07	2001
Albuquerque, NM	644	748	626	—	1,374	17	12/20/07	1994
Auburn, AL	813	693	1,045	—	1,738	29	12/20/07	1990
Augusta, GA	525	783	953	—	1,736	27	12/20/07	1985
Barberton (31st St), OH	476	389	1,519	—	1,908	42	12/20/07	1991
Barberton (5th St.), OH	624	283	1,067	—	1,350	29	12/20/07	1996
Barberton (Wooster), OH	1,130	520	1,168	—	1,688	32	12/20/07	2000
Baton Rouge (Burbank), LA	466	538	708	—	1,246	20	12/20/07	1976
Baton Rouge (Floynell), LA	664	551	686	—	1,237	19	12/20/07	1977

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Circle K (Continued):
Baton Rouge (Jefferson), LA	505	770	600	—	1,370	17	12/20/07	1970
Beaufort, SC	823	745	663	—	1,408	18	12/20/07	1997
Bedford, OH	654	416	708	—	1,124	20	12/20/07	2000
Bluffton , SC	1,219	1,075	777	—	1,852	22	12/20/07	1997
Bossier City, LA	773	755	771	—	1,526	21	12/20/07	1987
Brookpark, OH	684	472	819	—	1,291	22	12/20/07	1998
Canton (12th St.) , OH	550	459	878	—	1,337	26	12/20/07	1992
Canton (Tuscarwas), OH	1,120	730	1,339	—	2,069	37	12/20/07	2000
Charleston, SC	1,318	1,182	758	—	1,940	20	12/20/07	1987
Charlotte (Independence), NC	956	589	581	—	1,170	16	12/20/07	1996
Charlotte (Sharon), NC	991	663	734	—	1,397	20	12/20/07	1997
Charlotte (Sugar Creek), SC	1,021	623	603	—	1,226	17	12/20/07	1991
Cleveland , OH	803	573	1,352	—	1,925	38	12/20/07	2002
Columbia (Garners), SC	1,070	645	739	—	1,384	20	12/20/07	1993
Columbia (Hardscrabble), SC	892	587	777	—	1,364	21	12/20/07	1997
Columbia (Lumpkin), GA	793	526	756	—	1,282	22	12/20/07	1978
Columbus (Airport), GA	723	569	455	—	1,024	13	12/20/07	1984
Columbus (Buena Vista), GA	763	576	623	—	1,199	18	12/20/07	1990
Columbus (Warm Springs), GA	932	2,085	2,949	—	5,034	80	12/20/07	1978
Columbus (Whiteville), GA	1,586	1,394	1,039	—	2,433	28	12/20/07	1995
Copley, OH	585	336	692	8	1,036	21	12/20/07	1993
Cuyahoga Falls (Bath), OH	1,031	472	1,287	—	1,759	35	12/20/07	2002
Cuyahoga Falls (Port), OH	704	413	988	—	1,401	28	12/20/07	1995
Cuyahoga Falls (State), OH	486	327	613	7	947	17	12/20/07	1972
El Paso (Americas), TX	1,160	696	1,272	—	1,968	36	12/20/07	1999
El Paso (Mesa), TX	605	684	821	—	1,505	23	12/20/07	1999

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Circle K (Continued):
El Paso (Zaragosa), TX	1,080	967	764	—	1,731	21	12/20/07	1998
Fairlawn, OH	793	480	818	—	1,298	23	12/20/07	1993
Fort Mill, SC	1,229	1,207	2,007	—	3,214	54	12/20/07	1999
Goose Creek, SC	664	671	578	—	1,249	16	12/20/07	1983
Huntersville, NC	1,021	680	716	—	1,396	20	12/20/07	1996
Kent, OH	496	223	678	—	901	19	12/20/07	1994
Lanett, AL	451	1,645	4,693	—	6,338	135	12/20/07	1974
Macon (Arkwright), GA	555	422	675	—	1,097	19	12/20/07	1993
Macon (Riverside), GA	595	588	625	—	1,213	18	12/20/07	1974
Maple Heights, OH	753	524	1,052	—	1,576	30	12/20/07	1998
Martinez, GA	624	506	702	—	1,208	20	12/20/07	1986
Midland (Beaver Run), GA	1,229	1,066	1,099	—	2,165	31	12/20/07	1995
Mobile (Airport) , AL	852	516	651	—	1,167	19	12/20/07	1987
Mobile (Moffett) , AL	649	475	374	—	849	11	12/20/07	1988
Mount Pleasant, SC	743	616	631	—	1,247	18	12/20/07	1978
North Augusta, SC	585	380	678	—	1,058	19	12/20/07	1999
North Monroe, LA	773	816	1,375	—	2,191	37	12/20/07	1986
Northfield , OH	981	829	1,564	—	2,393	42	12/20/07	1983
Norton, OH	723	374	1,430	—	1,804	40	12/20/07	2001
Opelika (2nd Avenue), AL	624	778	1,590	—	2,368	44	12/20/07	1989
Opelika (Columbus), AL	1,150	829	968	—	1,797	29	12/20/07	1988
Parma, OH	664	451	1,052	—	1,503	29	12/20/07	2002
Phenix City, AL	813	674	1,148	—	1,822	32	12/20/07	1999
Pine Mountain, GA	595	744	3,016	—	3,760	82	12/20/07	1999
Port Wentworth, GA	1,140	945	861	—	1,806	26	12/20/07	1991
Savannah (Johnny Mercer), GA	733	551	480	—	1,031	14	12/20/07	1990
Savannah (King George), GA	793	816	712	—	1,528	20	12/20/07	1997

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Circle K (Continued):
Seville, OH	1,288	642	1,989	7	2,638	54	12/20/07	2003
Shreveport , LA	614	517	1,074	—	1,591	29	12/20/07	1988
Springdale, SC	852	368	609	—	977	17	12/20/07	1999
Twinsburg, OH	684	409	1,146	—	1,555	33	12/20/07	1984
Valley, AL	793	512	733	—	1,245	20	12/20/07	1974
West Monroe (1602), LA	842	538	1,127	—	1,665	31	12/20/07	1999
West Monroe (503), LA	743	918	660	—	1,578	18	12/20/07	1983
Willoughby, OH	605	390	1,001	—	1,391	27	12/20/07	1986
Circuit City:
Mesquite, TX	4,305	1,094	6,687	—	7,781	263	06/29/07	1996
Taunton, MA	4,323	2,219	6,314	—	8,533	252	07/13/07	2001
Groveland, FL	20,250	4,990	24,740	—	29,730	919	07/17/07	1991
Aurora, CO	4,777	1,763	4,295	3	6,061	155	08/22/07	1995
Kennesaw, GA	11,769	2,242	18,075	—	20,317	523	01/31/08	1998
Conns:
San Antonio, TX	2,461	1,026	3,055	—	4,081	214	05/26/06	2002
Convergys:
Las Cruces, NM	5,031	1,740	5,785	—	7,525	95	06/02/08	1983
Coral Walk:
Cape Coral, FL	—	7,737	20,708	—	28,445	372	06/12/08	2007
Cost-U-Less:
St. Croix, USVI	4,035	706	4,472	—	5,178	212	03/26/07	2005
Cumming Town Center:
Cumming, GA	33,700	13,555	48,146	—	61,701	605	07/11/08	2007
CVS:
Alpharetta, GA	2,015	1,214	1,693	—	2,907	147	12/01/05	1998
Richland Hills, TX	2,379	1,141	2,302	—	3,443	186	12/08/05	1997
Portsmouth (Scioto Trail), OH	1,424	561	1,639	169	2,369	139	03/08/06	1997
Lakewood, OH	1,348	552	1,225	81	1,858	116	04/19/06	1996
Madison, MS	2,809	1,068	2,835	—	3,903	207	05/26/06	2004
Portsmouth, OH	—	328	1,862	193	2,383	150	06/28/06	1997

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
CVS (Continued):
Okeechobee, FL	4,076	1,623	3,563	—	5,186	237	07/07/06	2001
Orlando, FL	3,016	2,125	2,213	—	4,338	152	07/12/06	2005
Gulfport, MS	2,611	1,231	2,483	—	3,714	160	08/10/06	2000
Clinton, NY	1,983	684	2,014	—	2,698	126	08/24/06	2006
Glenville Scotia, NY	3,413	1,601	2,928	—	4,529	164	11/16/06	2006
Florence, SC	1,706	771	1,803	—	2,574	80	05/17/07	1998
Indianapolis, IN	2,221	1,077	2,238	—	3,315	50	02/07/08	1998
Onley, VA	3,350	1,584	3,156	—	4,740	52	05/08/08	2007
Columbia (I), TN	1,715	1,090	1,752	—	2,842	15	09/30/08	1998
Columbia (II), TN	1,735	1,205	1,579	—	2,784	13	09/30/08	1998
Hamilton, OH	—	917	1,682	—	2,599	13	09/30/08	1999
Mechanicsville, NY	—	415	2,104	—	2,519	16	09/30/08	1997
Atlanta, GA	—	910	2,450	—	3,360	14	10/07/08	2006
Carrollton, TX	—	542	1,428	—	1,970	2	12/23/08	1995
Kissimmee, FL	—	810	1,607	—	2,417	2	12/23/08	1995
Lake Worth, TX	—	474	1,323	—	1,797	2	12/23/08	1996
Richardson, TX	—	476	1,769	—	2,245	2	12/23/08	1996
River Oaks, TX	—	819	1,711	—	2,530	2	12/23/08	1996
The Colony, TX	—	460	1,422	—	1,882	2	12/23/08	1996
Wichita Falls (SW), TX	—	451	1,655	—	2,106	2	12/23/08	1996
Wichita Falls, TX	—	471	1,276	—	1,747	1	12/23/08	1995
Dave and Buster’s:
Addison, IL	5,600	5,837	6,810	—	12,647	272	07/19/07	2006
David’s Bridal:
Lenexa, KS	1,799	766	2,197	—	2,963	221	01/11/06	2005
Topeka, KS	2,000	569	2,193	—	2,762	165	10/13/06	2006
Dickinson Theater:
Yukon, OK	—	980	3,403	—	4,383	127	07/17/07	2007

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Dick’s Sporting Goods:
Amherst, NY	6,321	3,147	6,084	864	10,095	399	12/20/06	1986
Dollar General:
Crossville, TN	1,950	647	2,088	—	2,735	156	06/02/06	2006
Ardmore, TN	1,804	735	1,839	—	2,574	136	06/09/06	2005
Livingston, TN	1,856	899	1,687	—	2,586	127	06/12/06	2006
Drexel Heritage:
Hickory, NC	2,763	394	3,622	—	4,016	569	02/24/06	1963
Eckerd:
Lincolnton, NC	1,538	557	2,131	—	2,688	95	04/03/07	1998
Easton, PA	4,060	2,308	3,411	—	5,719	148	04/25/07	2005
Spartanburg, SC	2,259	1,368	1,791	—	3,159	79	05/17/07	1998
EDS Information Systems:
Salt Lake City, UT	18,000	2,283	19,796	—	22,079	736	07/17/07	1999
Federal Express:
Rockford, IL	3,998	1,469	3,669	—	5,138	322	12/09/05	1994
Council Bluffs, IA	2,185	530	1,845	—	2,375	107	11/15/06	1999
Edwardsville, KS	12,880	1,693	15,439	—	17,132	881	11/15/06	1999
Peoria, IL	2,080	337	2,629	—	2,966	98	07/20/07	1997
Walker, MI	4,669	1,387	4,424	4	5,815	156	08/08/07	2001
Mishawaka, IN	2,324	303	3,356	—	3,659	77	02/07/08	1993
Huntsville, Al	—	1,576	8,252	—	9,828	61	09/30/08	2008
Baton Rouge, LA	—	1,822	6,332	—	8,154	33	10/03/08	2008
Ferguson Enterprises:
Auburn, AL	—	663	1,401	—	2,064	14	08/21/08	2007
Charlotte, NC	1,371	2,347	7,782	—	10,129	81	08/21/08	2007
Cohasset, MN	—	65	1,221	—	1,286	12	08/21/08	2007
Front Royal, VA	26,549	3,475	38,699	—	42,174	382	08/21/08	2007
Ocala, FL	4,080	650	6,207	—	6,857	63	08/21/08	2006
Powhatan, VA	—	522	4,712	—	5,234	46	08/21/08	2007
Salisbury, MD	—	773	8,016	—	8,789	78	08/21/08	2007
Shallotte, NC	—	594	1,717	—	2,311	17	08/21/08	2006

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Gallina Centro:
Collierville, TN	14,200	5,669	10,347	—	16,016	522	03/26/07	2000
Gold’s Gym:
O’Fallon, IL	3,650	1,407	5,253	—	6,660	361	09/29/06	2005
St. Peters, MO	5,179	2,338	4,428	—	6,766	172	07/31/07	2007
O’Fallon, MS	5,425	3,120	3,992	—	7,112	156	08/29/07	2007
Gordman’s:
Peoria, IL	4,950	1,558	6,674	—	8,232	344	01/18/07	2006
Gregg Appliances:
Greensboro, NC	—	2,412	3,931	(366)	5,977	96	01/11/08	2007
Grove City, OH	—	987	4,477	—	5,464	40	09/17/08	2008
Mt Juliet, TN	—	2,088	3,638	—	5,726	31	09/23/08	2008
Hilltop Plaza:
Bridgeton, MO	—	8,012	13,342	—	21,354	314	02/06/08	1991
HOM Furniture:
Fargo, ND	4,800	1,155	9,779	—	10,934	523	01/04/07	2004
Home Depot:
Bedford Park, IL	—	9,024	20,877	—	29,901	744	08/21/07	1992
Lakewood, CO	7,978	9,367	—	—	9,367	—	08/27/08	2006
Colma, CA	21,613	17,636	20,114	—	37,750	148	09/30/08	1995
Infiniti:
Davie, FL	5,188	3,076	5,410	—	8,486	325	11/30/06	2006
Jo-Ann Fabrics:
Alpharetta, GA	—	2,578	3,682	—	6,260	46	08/05/08	2000
Kohl’s:
Wichita, KS	5,200	1,798	6,200	618	8,616	413	09/27/06	1996
Lake Zurich, IL	9,075	1,854	10,086	—	11,940	388	07/17/07	2000
Grand Forks, ND	5,080	1,855	5,680	—	7,535	82	06/11/08	2006
Kroger:
LaGrange, GA	4,750	1,101	6,032	176	7,309	243	06/28/07	1998
LA Fitness:
Brooklyn Park, MN	6,049	1,963	7,460	—	9,423	106	06/17/08	2008
Matteson, IL	6,122	2,628	6,474	—	9,102	89	07/16/08	2007
Greenwood, IN	—	2,233	7,670	—	9,903	81	08/05/08	2007

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
La-Z-Boy:
Glendale, AZ	3,415	2,515	2,968	—	5,483	267	10/25/05	2001
Newington, CT	4,140	1,466	4,979	—	6,445	248	01/05/07	2006
Kentwood, MI	3,602	1,442	3,702	—	5,144	164	06/28/07	1986
Lincoln Place:
Fairview Heights, IL	35,432	6,010	36,738	468	43,216	1,679	04/05/07	1998
Logan’s Roadhouse:
Fairfax, VA	1,605	1,527	1,414	—	2,941	67	03/28/07	1998
Johnson City, TN	1,933	1,280	1,794	—	3,074	84	03/28/07	1996
Long John Silvers:
Houston, TX	—	965	—	120	1,085	4	07/19/07	2004
Lowe’s:
Enterprise, AL	4,859	1,012	5,803	—	6,815	503	12/01/05	1995
Lubbock, TX	7,475	4,581	6,563	—	11,144	431	09/27/06	1996
Midland, TX	7,150	3,525	7,332	—	10,857	476	09/27/06	1996
Cincinnati, OH	13,800	5,592	11,319	—	16,911	452	07/17/07	1998
Chester, NY	—	5,704	—	—	5,704	—	09/19/08	2008
Market Pointe:
Papillion, NE	—	11,626	12,882	—	24,508	195	06/20/08	2007
Marsh Supermarket:
Indianapolis, IN	8,503	1,842	10,764	—	12,606	244	02/07/08	1999
Massard Farms Fort Smith, AR	10,133	4,295	10,755	—	15,050	357	10/11/07	2001
Mealey’s Furniture:
Maple Shade, NJ	—	1,716	3,907	821	6,444	133	12/12/07	2007
Mercedes Benz:
Atlanta, GA	—	2,623	7,208	—	9,831	375	12/15/06	2000
Milford Commons:
Milford, CT	5,708	7,525	4,257	—	11,782	177	01/17/08	2005
Mountainside Fitness:
Chandler, AZ	—	1,177	4,480	—	5,657	425	02/09/06	2001
Mustang Engineering:
Houston, TX	11,181	1,859	16,198	—	18,057	487	01/31/08	1983

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Northern Tool & Equipment:
Blaine, MN	3,185	2,233	2,432	—	4,665	133	02/28/07	2006
O’Reilly Auto Parts:
Dallas, TX	3,290	1,896	2,904	—	4,800	141	02/06/07	1970
Office Depot:
Dayton, OH	2,130	807	2,183	—	2,990	140	07/07/06	2005
Greenville, MS	2,192	666	2,469	—	3,135	161	07/12/06	2000
Warrensburg, MO	1,810	1,024	1,540	—	2,564	140	07/19/06	2001
Benton, AR	2,130	560	2,506	—	3,066	139	11/21/06	2001
Oxford, MS	2,295	916	2,141	—	3,057	114	12/01/06	2006
Enterprise, AL	1,850	771	1,635	—	2,406	81	02/27/07	2006
Alcoa, TN	2,398	1,164	2,537	—	3,701	62	01/31/08	1999
Laurel, MS	—	351	2,214	—	2,565	17	09/30/08	2002
London, KY	—	724	2,687	—	3,411	25	09/30/08	2001
OfficeMax:
Orangeburg, SC	1,875	590	2,363	—	2,953	136	02/28/07	1999
Old Time Pottery:
Fairview Heights, IL	2,140	1,044	2,943	—	3,987	301	11/21/06	1979
One Pacific Place:
Omaha, NE	23,400	6,254	27,877	496	34,627	1,990	02/06/07	1988
Oxford Theater:
Oxford, MS	—	281	4,051	—	4,332	246	08/31/06	2006
Payless Shoes:
Columbia, SC	—	568	742	—	1,310	6	09/30/08	1998
PepBoys:
Albuquerque, NM	2,274	1,495	1,980	—	3,475	42	03/25/08	1990
Arlington Heights, IL	3,700	1,379	4,376	—	5,755	93	03/25/08	1995
Clarksville, IN	—	1,017	1,492	—	2,509	33	03/25/08	1993
Colorado Springs, CO	1,606	1,223	1,820	—	3,043	40	03/25/08	1994
El Centro, CA	—	1,000	1,202	—	2,202	26	03/25/08	2006
Fort Myers, FL	1,837	2,121	2,546	—	4,667	53	03/25/08	1994
Frederick, MD	—	1,786	2,812	—	4,598	57	03/25/08	1987

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
PepBoys (Continued):
Hampton, VA	—	2,024	1,757	—	3,781	38	03/25/08	1993
Lakeland, FL	—	3,313	1,991	—	5,304	45	03/25/08	1991
Nashua, NH	2,637	2,415	2,006	—	4,421	43	03/25/08	1996
New Hartford, NY	1,428	1,280	1,178	—	2,458	31	03/25/08	1992
Orem, UT	—	1,392	1,224	—	2,616	27	03/25/08	1990
Pasadena, TX	—	1,703	2,656	—	4,359	57	03/25/08	1995
Redlands, CA	2,784	1,460	2,918	—	4,378	61	03/25/08	1994
San Antonio, TX	1,483	905	2,091	—	2,996	46	03/25/08	1988
Tamarac, FL	—	1,690	2,106	—	3,796	44	03/25/08	1997
Tampa, FL	1,160	3,902	2,035	—	5,937	51	03/25/08	1991
West Warwick, RI	—	2,429	1,198	—	3,627	27	03/25/08	1993
Petsmart:
McCarran, NV	—	5,151	43,546	—	48,697	522	07/02/08	2008
Chattanooga, TN	—	1,136	3,418	—	4,554	33	08/05/08	1996
Daytona Beach, FL	—	1,735	3,270	—	5,005	31	08/05/08	1996
Fredericksburg, VA	—	3,247	2,083	—	5,330	20	08/05/08	1997
Plastech:
Auburn Hills, MI	—	3,283	18,153	(3,264)	18,172	1,205	12/15/05	1995
Pocatello Square:
Pocatello, ID	17,250	3,262	18,418	(203)	21,477	821	04/06/07	2006
Rayford Square:
Spring, TX	5,940	2,339	6,696	178	9,213	485	03/02/06	1973
Rite Aid:
Alliance, OH	—	432	1,446	—	1,878	138	10/20/05	1996
Enterprise, AL	2,043	920	2,391	—	3,311	197	01/26/06	2005
Wauseon, OH	2,142	1,047	2,333	—	3,380	194	01/26/06	2005
Saco, ME	1,375	391	1,989	2	2,382	165	01/27/06	1997
Cleveland, OH	1,413	566	1,753	—	2,319	144	04/27/06	1997
Fremont, OH	1,388	863	1,435	—	2,298	115	04/27/06	1997
Defiance, OH	2,321	1,174	2,373	—	3,547	175	05/26/06	2005

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Rite Aid (Continued):
Lansing, MI	1,041	254	1,276	—	1,530	103	06/29/06	1950
Glassport, PA	2,325	674	3,112	—	3,786	175	10/04/06	2006
Hanover, PA	4,115	1,924	3,804	—	5,728	212	10/17/06	2006
Plains, PA	3,380	1,147	3,780	—	4,927	168	04/16/07	2006
Fredericksburg, VA	2,979	1,522	3,378	—	4,900	140	05/02/07	2007
Lima, OH	3,103	1,814	2,402	—	4,216	104	05/14/07	2005
Allentown, PA	3,615	1,635	3,654	—	5,289	154	05/15/07	2006
Sportsman’s Warehouse:
Wichita, KS	—	1,586	5,954	—	7,540	388	06/27/06	2006
DePere, WI	3,907	1,131	4,295	—	5,426	200	04/20/07	2004
Staples:
Crossville, TN	1,885	549	2,134	—	2,683	222	01/26/06	2001
Peru, IL	1,930	1,285	1,959	—	3,244	133	11/10/06	1998
Clarksville, IN	2,900	939	3,080	—	4,019	190	12/29/06	2006
Greenville, SC	2,955	1,718	2,496	—	4,214	112	04/11/07	2007
Warsaw, IN	1,850	1,084	1,984	—	3,068	88	05/17/07	1998
Guntersville, AL	2,161	969	2,330	—	3,299	90	07/06/07	2001
Moraine, OH	—	1,168	2,182	(11)	3,339	72	10/12/07	2006
Angola, IN	1,999	457	2,366	—	2,823	19	09/30/08	1999
Starbucks:
Covington, TN	—	563	856	—	1,419	38	06/22/07	2007
Sedalia, MO	—	249	837	—	1,086	34	06/22/07	2006
Bowling Green, KY	—	557	1,005	4	1,566	34	10/23/07	2007
Shawnee, OK	—	362	644	4	1,010	23	10/31/07	2006
Oklahoma City, OK	—	386	725	4	1,115	25	11/20/07	2007
Chattanooga, TN	—	533	788	5	1,326	26	11/26/07	2007
Maryville, TN	—	663	733	4	1,400	24	11/26/07	2007
Powell, TN	—	517	728	4	1,249	24	11/26/07	2007
Seymour, TN	—	509	752	4	1,265	25	11/26/07	2007
Altus, OK	—	191	885	—	1,076	25	01/16/08	2007

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Starbucks (Continued):
Stillwater, OK	—	164	990	—	1,154	25	02/28/08	2007
Memphis, TN	—	201	1,077	—	1,278	24	03/04/08	2007
Ponca City, OK	—	218	778	—	996	18	03/11/08	2007
Kingsport, TN	—	544	733	—	1,277	17	03/25/08	2008
Stations Casino:
Las Vegas, NV	42,250	4,976	50,024	—	55,000	1,441	11/01/07	2007
Taco Bell:
Anderson, IN	—	344	640	(12)	972	35	07/19/07	1995
Brazil, IN	—	539	569	(12)	1,096	30	07/19/07	1996
Henderson, KY	—	380	946	(13)	1,313	45	07/19/07	1992
Martinsville, IN	—	421	633	(12)	1,042	34	07/19/07	1986
Princeton, IN	—	287	628	(14)	901	36	07/19/07	1992
Robinson, IN	—	300	527	(12)	815	29	07/19/07	1994
Spencer, IN	—	216	583	(14)	785	31	07/19/07	1999
Vinceness, IN	—	623	648	(16)	1,255	35	07/19/07	2000
Washington, IN	—	334	583	(12)	905	32	07/19/07	1995
TelerX Marketing:
Kings Mountain, NC	6,083	367	7,795	—	8,162	316	07/17/07	2007
Three Forks Restaurant:
Dallas, TX	6,675	3,641	5,678	—	9,319	81	06/05/08	1998
TJ Maxx:
Staunton, VA	3,116	933	3,082	—	4,015	24	09/30/08	1988
Tractor Supply:
Parkersburg, WV	1,793	934	2,050	—	2,984	195	09/26/05	2005
La Grange, TX	1,405	256	2,091	—	2,347	132	11/06/06	2006
Livingston, TN	1,725	430	2,360	—	2,790	147	11/22/06	2006
New Braunfels, TX	1,750	511	2,350	—	2,861	147	11/22/06	2006
Crockett, TX	1,325	291	1,957	—	2,248	118	12/01/06	2006
Ankeny, IA	1,950	717	1,984	—	2,701	112	02/09/07	2006
Greenfield, MN	2,228	1,311	2,367	—	3,678	105	04/02/07	2006

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Tractor Supply (Continued):
Marinette, WI	1,918	448	2,123	—	2,571	108	04/10/07	2006
Paw Paw, MI	2,048	537	2,349	—	2,886	104	04/10/07	2006
Navasota, TX	2,050	348	2,368	—	2,716	118	04/18/07	2006
Fredericksburg, TX	2,031	593	2,235	(1)	2,827	94	05/08/07	2007
Fairview, TN	1,931	449	2,234	(1)	2,682	93	05/25/07	2007
Baytown, TX	2,251	808	2,212	(1)	3,019	88	06/11/07	2007
Prior Lake, MN	3,283	1,756	2,948	98	4,802	120	06/29/07	1991
Rome, NY	—	1,231	1,747	—	2,978	44	01/04/08	2003
Clovis, NM	1,932	695	2,129	—	2,824	40	04/07/08	2007
Carroll, OH	1,123	798	1,030	—	1,828	35	05/08/08	1976
Baldwinsville, NY	2,013	1,110	1,938	—	3,048	11	10/15/08	2005
LaGrange, KY	—	584	2,322	—	2,906	9	11/19/08	2008
Victoria Crossing:
Victoria, TX	8,288	2,207	9,531	—	11,738	487	01/12/07	2006
Wadsworth Boulevard:
Denver, CO	12,025	4,723	12,728	87	17,538	956	02/06/06	1991
Walgreens:
Brainerd, MN	2,814	981	2,882	—	3,863	264	10/05/05	2000
Florissant, MO	3,372	1,482	3,205	—	4,687	259	11/02/05	2001
St Louis (Gravois), MO	3,999	2,220	3,305	—	5,525	267	11/02/05	2001
St Louis (Telegraph), MO	3,289	1,745	2,875	—	4,620	233	11/02/05	2001
Columbia, MO	3,806	2,353	3,351	—	5,704	288	11/22/05	2002
Olivette, MO	4,747	3,077	3,798	—	6,875	318	11/22/05	2001
Knoxville, TN	3,088	1,826	2,465	—	4,291	188	05/08/06	2000
Picayune, MS	2,766	1,212	2,548	—	3,760	156	09/15/06	2006
Cincinnati, OH	3,341	1,335	3,272	—	4,607	152	03/06/07	2000
Madeira, OH	2,876	1,060	2,911	—	3,971	136	03/06/07	1998
Sharonville, OH	2,655	1,203	2,836	352	4,391	146	03/06/07	1998
Shreveport, LA	2,815	477	2,648	—	3,125	123	03/23/07	1998
Bridgetown, OH	3,043	1,537	2,356	—	3,893	106	04/30/07	1998
Dallas, TX	2,175	992	2,749	619	4,360	141	05/09/07	1996

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Walgreens (Continued):
Bryan, TX	4,111	783	4,792	—	5,575	198	05/18/07	2001
Harris County, TX	3,673	1,651	3,007	—	4,658	129	05/18/07	2000
Gainesville, FL	2,465	1,079	2,398	—	3,477	95	06/01/07	1997
Kansas City (63rd St), MO	3,035	1,255	2,944	364	4,563	122	07/11/07	2000
Kansas City (Independence), MO	2,990	1,233	3,066	1	4,300	115	07/11/07	1997
Kansas City (Linwood), MO	2,438	1,066	2,634	202	3,902	105	07/11/07	2000
Kansas City (Troost), MO	2,464	1,149	3,288	1	4,438	123	07/11/07	2000
Topeka, KS	1,870	860	2,142	—	3,002	80	07/11/07	1999
Fort Worth, TX	3,675	276	2,982	1	3,259	110	07/17/07	1992
Richmond, VA	—	745	2,902	—	3,647	107	08/17/07	1997
Dallas, TX	—	367	2,214	(1)	2,580	77	08/27/07	1997
Brentwood, TN	3,465	2,904	2,179	(74)	5,009	68	10/17/07	2006
Harriman, TN	3,209	1,133	3,526	—	4,659	109	10/24/07	2007
Beverly Hills, TX	2,185	1,286	2,562	691	4,539	85	12/05/07	2007
Waco, TX	2,185	1,138	2,683	700	4,521	89	12/05/07	2007
Cincinnati (Seymour), OH	—	756	2,587	—	3,343	73	12/21/07	2000
Oneida, TN	3,171	555	3,938	—	4,493	90	02/29/08	2007
Batesville, MS	3,359	1,558	3,265	—	4,823	69	03/31/08	2007
Elmira, NY	3,836	1,996	3,831	—	5,827	63	05/01/08	2007
Hibbing, MN	2,564	1,048	2,763	—	3,811	44	05/14/08	2007
Essex, MD	3,933	1,208	4,725	—	5,933	74	05/30/08	2007
Bath, NY	2,589	1,114	2,924	—	4,038	41	06/02/08	2008
Chino Valley, AZ	3,282	1,779	3,014	—	4,793	41	06/02/08	2007
Albany, GA	2,791	929	3,177	—	4,106	45	06/11/08	2008
Rome, NY	2,758	1,170	3,121	—	4,291	38	07/15/08	2007
Columbus, MS	2,731	1,193	2,831	—	4,024	36	07/24/08	2004

\

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)	Acquired	Constructed
Walgreens (Continued):
Mobile, AL	—	1,654	3,286	—	4,940	33	08/28/08	2007
Akron, OH	1,900	565	1,961	—	2,526	16	09/30/08	1994
Broken Arrow, OK	—	770	1,274	—	2,044	11	09/30/08	1993
Crossville, TN	2,753	878	3,154	—	4,032	27	09/30/08	2001
Jacksonville, FL	—	1,044	4,178	—	5,222	32	09/30/08	2000
LaMarque, TX	—	450	3,461	—	3,911	26	09/30/08	2000
Newton, IA	2,393	505	3,456	—	3,961	27	09/30/08	2000
Saginaw, MI	—	801	2,977	—	3,778	23	09/30/08	2001
Seattle, WA	—	2,944	3,206	—	6,150	25	09/30/08	2002
Tulsa, OK	1,926	651	2,168	—	2,819	17	09/30/08	1994
Tulsa, OK	—	192	1,935	—	2,127	16	09/30/08	1993
Evansville, IN	—	1,131	2,898	—	4,029	9	11/25/08	2007
Wal-Mart:
Anderson, SC	8,160	3,265	8,442	1,271	12,978	409	05/08/07	1993
New London, WI	1,778	658	1,938	135	2,731	41	05/09/07	1991
Spencer, IN	1,377	612	1,427	176	2,215	70	05/23/07	1987
Bay City, TX	—	637	2,558	(6)	3,189	93	08/14/07	1990
Washington, IL	—	1,043	2,386	118	3,547	88	09/10/07	1989
Borger, TX	—	932	1,828	(11)	2,749	63	09/12/07	1991
Whiteville, NC	—	854	1,357	(8)	2,203	52	10/11/07	1988
WaWa:
Hockessin, DE	2,709	1,850	2,000	—	3,850	161	03/29/06	2000
Manahawkin, NJ	2,617	1,359	2,360	—	3,719	156	03/29/06	2000
Narberth, PA	2,422	1,659	1,782	—	3,441	144	03/29/06	2000
Wehrenberg Theatre:
Arnold, MO	—	2,798	4,604	—	7,402	312	06/14/06	1998
Weston Shops:
Weston, FL	—	6,034	9,573	—	15,607	120	07/30/08	2007
Wickes Furniture:
Chicago, IL	15,925	9,896	11,282	1	21,179	387	10/17/07	2007

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2008 (2)	Depreciation		Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(3) (5)	(4) (6)		Acquired	Constructed
WinCo Foods:
Eureka, CA	11,247	4,277	10,919	380	15,576	442		06/27/07	1960
Winter Garden Village:
Winter Garden, FL	105,700	22,862	151,385	—	174,247	1,148		09/26/08	2007

TOTAL	1,400,152	747,455	1,990,928	5,766	2,744,149	67,326

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
Academy Sports:
Houston, TX	3,825	3,953	1,952	1	5,906	—	(7)	06/27/07	1995
Baton Rouge, LA	4,687	2,719	6,014	1,937	10,670	—	(7)	07/19/07	1996
Houston (Breton), TX	3,045	1,194	4,675	1	5,870	—	(7)	07/19/07	1995
Houston (Southwest), TX	4,625	3,377	5,066	2,837	11,280	—	(7)	07/19/07	1996
North Richland Hills, TX	4,217	2,097	5,693	—	7,790	—	(7)	07/19/07	1996
Best Buy:
Evanston, IL	5,900	3,661	6,984	2	10,647	—	(7)	06/27/07	1996
Warwick , RI	5,350	3,948	9,544	—	13,492	—	(7)	06/27/07	1992
CVS:
Amarillo, TX	1,741	832	2,563	—	3,395	—	(7)	07/19/07	1994
Del City, OK	2,631	1,085	4,496	—	5,581	—	(7)	07/19/07	1998
Eckerd:
Mantua, NJ	1,470	943	1,495	2	2,440	—	(7)	06/27/07	1993
Vineland, NJ	3,500	2,353	4,743	—	7,096	—	(7)	06/27/07	1997
Chattanooga, TN	1,920	1,023	2,976	—	3,999	—	(7)	07/19/07	1997
Mableton, GA	1,197	716	1,699	—	2,415	—	(7)	07/19/07	1994

TOTAL	44,108	27,901	57,900	4,780	90,581	—

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2008
(in thousands)

(1)	As of December 31, 2008, we owned 378 single-tenant, freestanding retail properties, 274 single-tenant, freestanding commercial properties, and 21 multi-tenant retail properties.

(2)	The aggregate cost for federal income tax purposes is approximately $3.0 billion.

(3)	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2008	2007	2006
Balance at beginning of period	$1,606,722	$396,523	$81,344
Additions
Acquisitions	1,218,764	1,213,047	315,179
Adjustments to real estate assets the Company has invested in under operating and direct financing leases	13,024	—	—

Total additions	1,231,788	1,213,047	315,179

Deductions
Cost of real estate sold	440	—	—
Other (including provisions for impairment of real estate assets)	3,340	2,848	—

Total Deductions	3,780	2,848	—

Balance at close of period	$2,834,730	$1,606,722	$396,523

(4)	The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2008	2007	2006
Balance at beginning of period	$24,882	$4,547	$151
Additions
Acquisitions	42,645	20,460	4,396
Adjustments to real estate assets the Company has invested in under direct financing leases	3	—	—

Total additions	42,648	20,460	4,396

Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	204	125	—

Total Deductions	204	125	—

Balance at close of period	$67,326	$24,882	$4,547

(5)	In 2008 and 2007, provisions for impairment were recorded on one property.

(6)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

(7)	For financial reporting purposes, the lease has been recorded as a direct financing lease; therefore, depreciation is not applicable.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE ASSETS
December 31, 2008

					Periodic			Carrying
				Final	Payment		Face Amount	Amount of
				Maturity	Terms	Prior	of Mortgages	Mortgages (2)
Mortgage Loans *	Description	Location	Interest Rate	Date	(1)	Liens	(in thousands)	(in thousands)
Cracker Barrel Notes	Retail	(3)	9.84%	8/1/2020	P & I	None	$44,046	$47,880
KFC Notes	Retail	(4)	10.47%	10/1/2020	P & I	None	20,206	22,848
O’Reilly Notes	Retail	(5)	8.60-9.35%	1/1/2021	P & I	None	12,555	14,266

							$76,807	$84,994

*	No individual mortgage loan exceeds 3 percent of the total of the carrying amount for all mortgage loans.

(1)	P & I = Principal and interest payments.

(2)	The aggregate cost for federal income tax purposes is approximately $85.0 million.

(3)	The Cracker Barrel Notes are secured by 23 restaurant properties located in 16 states.

(4)	The KFC Notes are secured by 20 restaurant properties located in nine states.

(5)	The O’Reilly Notes are secured by 26 commercial retail properties located in two states.
The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

Balance at December 31, 2007	$87,100

Additions:
New mortgage loans	—
Premium on new mortgage loans and capitalized loan costs	—
Acquisition costs related to investment in mortgage notes receivable	102

Deductions:
Collections of principal	(1,573)
Amortization of premium and capitalized loan costs	(635)

Balance at December 31, 2008	$84,994

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.13
Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated June 1, 2008, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on July 29, 2008).

10.14
Credit Agreement dated as of May 23, 2008 among Cole Operating Partnership II, LP, as Borrower and Bank of America N.A. as Administrative Agent, Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager and JP Morgan Chase Bank, N.A. as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on August 14, 2008).

10.15	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 (File No. 333-153578), filed on September 18, 2008).
14.1	Cole Credit Property Trust II, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K (file No. 000-51963), filed on March 23, 2006).
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s POS AM (File No. 333-121094), filed on December 20, 2006).
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.