Form 10-Q
period 2009-03-31
Cole Credit Property Trust II Inc
filed 2009-05-15
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 11, 2009, there were 200,401,552 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2009 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Investment in real estate assets:
Land	$813,025	$774,901
Buildings and improvements, less accumulated depreciation of $81,125 and $67,326, respectively	1,974,870	1,929,829
Real estate assets under direct financing leases, less unearned income of $18,295 and $19,888, respectively	38,340	38,612
Acquired intangible lease assets, less accumulated amortization of $45,659 and $37,578, respectively	390,257	383,992
Total real estate assets, net	3,216,492	3,127,334
Investment in mortgage notes receivable, less accumulated amortization of $881 and $714, respectively	84,377	84,994
Total real estate and mortgage assets, net	3,300,869	3,212,328

Cash and cash equivalents	52,559	106,485
Restricted cash	6,754	8,565
Marketable securities, net of accumulated amortization of $810 and $310, respectively	32,758	24,583
Investment in unconsolidated joint venture	25,204	25,792
Rents and tenant receivables, less allowance for doubtful accounts of $1,791 and $922, respectively	23,240	22,212
Prepaid expenses and other assets	3,046	4,032
Deferred financing costs, less accumulated amortization of $7,936 and $6,512, respectively	28,655	28,031
Total assets	$3,473,085	$3,432,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,604,642	$1,550,314
Accounts payable and accrued expenses	19,456	20,723
Escrowed investor proceeds	—	18
Due to affiliates	93	123
Acquired below market lease intangibles, less accumulated amortization of $14,009 and $10,897, respectively	164,118	156,813
Distributions payable	12,070	11,877
Derivative liabilities	3,468	2,794
Deferred rent and other liabilities	9,210	9,344
Total liabilities	1,813,057	1,752,006
Redeemable common stock	74,356	65,046
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 203,266,147 and 202,296,748 shares issued and outstanding, respectively	2,033	2,023
Capital in excess of par value	1,762,906	1,763,432
Accumulated distributions in excess of earnings	(147,223)	(121,929)
Accumulated other comprehensive loss	(32,044)	(28,550)
Total stockholders’ equity	1,585,672	1,614,976
Total liabilities and stockholders’ equity	$3,473,085	$3,432,028

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Rental and other income	$59,331	$36,395
Tenant reimbursement income	5,233	1,997
Earned income from direct financing leases	411	506
Interest income on mortgage notes receivable	1,724	1,782
Interest income on marketable securities	1,709	—
Total revenue	68,408	40,680

Expenses:
General and administrative	1,948	969
Property operating expenses	6,924	2,701
Property and asset management fees	3,512	1,909
Acquisition related expenses	3,171	—
Depreciation	13,799	8,733
Amortization	6,948	4,634
Impairment of real estate assets	—	3,550
Total operating expenses	36,302	22,496
Operating income	32,106	18,184

Other income (expense):
Equity in income of unconsolidated joint venture	340	—
Interest and other income	84	364
Interest expense	(22,899)	(17,961)
Total other expense	(22,475)	(17,597)
Net income	$9,631	$587

Weighted average number of common shares outstanding:
Basic	202,473,523	104,540,157
Diluted	202,476,353	104,542,514

Net income per common share:
Basic and diluted	$0.05	$0.01

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2008	202,296,748	$2,023	$1,763,432	$(121,929)	$(28,550)	$1,614,976
Issuance of common stock	2,015,137	20	19,183	—	—	19,203
Distributions	—	—	—	(34,925)	—	(34,925)
Other offering costs	—	—	(564)	—	—	(564)
Redemptions of common stock	(1,045,738)	(10)	(9,836)	—	—	(9,846)
Stock compensation expense	—	—	2	—	—	2
Redeemable common stock	—	—	(9,311)	—	—	(9,311)
Comprehensive loss:
Net income	—	—	—	9,631	—	9,631
Unrealized loss on marketable securities	—	—	—	—	(2,820)	(2,820)
Unrealized loss on interest rate swaps	—	—	—	—	(674)	(674)
Total comprehensive income						6,137
Balance, March 31, 2009	203,266,147	$2,033	$1,762,906	$(147,223)	$(32,044)	$1,585,672

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$9,631	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,799	8,733
Amortization	4,969	3,514
Amortization of deferred financing costs	1,430	1,752
Amortization of premiums on mortgage notes receivable	167	156
Amortization of discount on marketable securities	(500)	—
Amortization of fair value adjustments of mortgage notes assumed	119	—
Allowance for doubtful accounts	1,100	238
Stock compensation expense	2	2
Impairment of real estate assets	—	3,550
Equity in income of unconsolidated joint venture	(340)	—
Distributions from unconsolidated joint venture	928	—
Property easement gain	(7)	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	272	200
Rents and tenant receivables	(2,128)	(2,066)
Prepaid expenses and other assets	986	139
Accounts payable and accrued expenses	(1,267)	(220)
Deferred rent and other liabilities	(164)	2,305
Net cash provided by operating activities	28,997	18,890
Cash flows from investing activities:
Investment in real estate and related assets	(12,726)	(249,215)
Investment in marketable securities	(10,495)	—
Acquired intangible lease assets	(1,422)	(33,739)
Acquired below market lease intangibles	1,069	34,114
Acquisition costs related to investment in mortgage notes receivable	—	(87)
Proceeds from mortgage notes receivable	450	378
Proceeds from easement of assets	12	—
Restricted cash	1,811	(4,561)
Net cash used in investing activities	(21,301)	(253,110)
Cash flows from financing activities:
Proceeds from issuance of common stock	46	215,953
Offering costs on issuance of common stock	(564)	(20,361)
Redemptions of common stock	(9,846)	(2,154)
Distributions to investors	(15,575)	(7,659)
Proceeds from notes payable and line of credit	7,200	120,193
Repayment of notes payable and line of credit	(40,812)	(93,776)
Refund of loan deposits	125	—
Payment of loan deposits	(125)	—
Escrowed investor proceeds liability	(18)	4,615
Deferred financing costs paid	(2,055)	(1,972)
Net cash (used in) provided by financing activities	(61,622)	214,839
Net decrease in cash and cash equivalents	(53,926)	(19,381)
Cash and cash equivalents, beginning of period	106,485	43,517
Cash and cash equivalents, end of period	$52,559	$24,136

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation that was formed on September 29, 2004 and is organized and operates as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP II.

At March 31, 2009, the Company owned 693 properties comprising approximately 18.4 million square feet of single and multi-tenant commercial space located in 45 states and the U.S. Virgin Islands. At March 31, 2009, the rentable space at these properties was approximately 94% leased. As of March 31, 2009, the Company also owned 69 mortgage notes receivable, aggregating approximately $84.4 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through a joint venture, the Company has an indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri of approximately $25.2 million as of March 31, 2009, which represents an 85.48% interest in the joint venture. In addition, the Company owned six commercial mortgage-backed securities (“CMBS”) bonds, with an aggregate fair value of approximately $32.8 million as of March 31, 2009.

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

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of our common stock (the “Follow-on Offering”). The Company terminated the Follow-on Offering on January 2, 2009. As of the close of business on January 2, 2009, the Company had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross offering proceeds of approximately $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP.  All unsold shares in the Follow-on Offering have been deregistered.

On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). As of March 31, 2009, the Company had issued 3,295,218 shares in the DRIP Offering, resulting in gross proceeds of approximately $31.3 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of approximately $2.1 billion (including shares sold pursuant to the DRIP) as of March 31, 2009, before offering costs, selling commissions, and dealer management fees of approximately $188.2 million and before share redemptions of approximately $22.1 million.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believes listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to May 22, 2017, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008, and related notes thereto set forth in the Company’s Annual Report filed on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) and Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), as amended by SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51” (“SFAS No. 160”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) for which it is the primary beneficiary.

Certain reclassifications related to our allowance for doubtful accounts and amortization of deferred financing costs have been made to prior years’ Consolidated Statement of Cash Flows in order to conform to current year presentation.

Restricted Cash and Escrowed Investor Proceeds

During the three months ended March 31, 2009, the Company terminated the Follow-on Offering. The Company had no escrowed investor proceeds as of March 31, 2009. As of December 31, 2008, included in restricted cash was escrowed investor proceeds of approximately $380,000 for which shares of common stock had not been issued as of December 31, 2008. Additionally, restricted cash included approximately $1.2 million and approximately $2.2 million, as of March 31, 2009 and December 31, 2008, respectively, for the contractual obligations related to an earnout agreement discussed in Note 5 below. Restricted cash also included approximately $4.3 million and approximately $5.0 million as of March 31, 2009 and December 31, 2008, respectively, of lender reserves to be held in accordance with the respective lender’s loan agreement. Restricted cash also included approximately $1.3 million and approximately $1.0 million as of March 31, 2009 and December 31, 2008, respectively, which was restricted to fund capital expenditures for the Company’s real estate investment properties.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of March 31, 2009 and December 31, 2008, the Company had issued approximately 10.2 million shares and approximately 8.1 million shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $96.5 million and approximately $77.3 million under its DRIP, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of March 31, 2009, the Company had redeemed approximately 2.3 million shares of common stock for an aggregate price of approximately $22.1 million. As of December 31, 2008, the Company had redeemed approximately 1.3 million shares of common stock for an aggregate price of approximately $12.3 million.

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

Investment in and Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable.  When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.  The Company has certain properties with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the properties and related intangible assets and their eventual disposition exceeded the carrying value of the assets as of March 31, 2009. No impairment losses were recorded during the three months ended March 31, 2009. The Company recorded an impairment loss of approximately $3.6 million during the three months ended March 31, 2008.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture consists of the Company’s non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri. Consolidation of this investment is not required as the entity does not qualify as a VIE, as defined in FIN 46(R), and does not meet the control requirements for consolidation under ARB 51.

The Company accounts for this investment using the equity method of accounting per guidance established under Accounting Principals Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations”. The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions. The Company reports its share of income and losses, including impairment charges, based on the Company’s ownership interest in the investment. No impairment losses were recorded related to the investment in unconsolidated joint venture for the three months ended March 31, 2009.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

NOTE 3 — FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for the Company beginning January 1, 2008.

Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”, (“FSP SFAS 157-4”) provides guidance on determining fair value when market activity has decreased. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2 and SFAS 124-2”) addresses other-than-temporary impairments for debt securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

The Company adopted the provisions of SFAS No. 157, as amended, on January 1, 2008 and elected to early adopt FSP FAS 157-4 and FSP FAS 115-2 for the three months ended March 31, 2009.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Marketable securities – The Company’s marketable securities are valued using Level 3 inputs. The Company primarily uses estimated quoted market prices from third party trading desks for similar CMBS tranches that actively participate in the CMBS market, and adjusted for industry benchmarks, such as the CMBX index, where applicable. The Company receives non-binding quotes from established financial institutions and estimates a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company estimates fair value using internal models that primarily consider the CMBX index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of March 31, 2009, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. As there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Derivative Instruments – The Company’s derivative financial assets, included in prepaid expenses and other assets on the condensed consolidated unaudited balance sheets, represent interest rate caps and the Company’s derivative liabilities represent interest rate swaps and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company includes the impact of credit valuation adjustments on derivatives measured at fair value.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$32,758	$—	$—	$32,758
Interest rate cap agreements	4	—	4	—
Total Assets	$32,762	$—	$4	$32,758
Liabilities:
Interest rate swaps	$3,468	$—	$3,468	$—

The following table shows a reconciliation of the change in fair value for the three months ended March 31, 2009 of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands):

	Balance at January 1, 2009	Net realized/ unrealized gains (losses) included in earnings	Net unrealized loss	Purchases, issuances, settlements and amortization	Transfers in and out of Level 3	Balance at March 31, 2009
Marketable securities	$24,583	$—	$(2,820)	$10,995	$—	$32,758

The amount of total losses for the three months ended March 31, 2009 included in changes in net assets attributable to the change in the unrealized loss relating to assets still held at March 31, 2009 was approximately $2.8 million. No losses were recorded for the three months ended March 31, 2008.

NOTE 4 — REAL ESTATE ASSETS UNDER DIRECT FINANCING LEASES

The components of investment in direct financing leases as of March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009	December 31, 2008
Minimum lease payments receivable	$28,781	$30,646
Estimated residual value of leased assets	27,854	27,854
Deferred incremental direct costs	—	—
Unearned income	(18,295)	(19,888)
Total	$38,340	$38,612

During the year ended December 31, 2008, two real estate property leases classified as direct financing leases were amended to extend the non-cancellable lease term, resulting in an increase in aggregate future minimum lease payments.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

NOTE 5 — REAL ESTATE ACQUISITIONS

During the three months ended March 31, 2009, the Company acquired a 100% interest in 20 commercial properties for an aggregate purchase price of approximately $113.8 million. In addition to available cash, the Company financed the acquisitions with the assumption of mortgage loans, with a face value totaling approximately $100.8 million. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $38.1 million to land, approximately $58.8 million to building and improvements, approximately $14.2 million to acquired in-place leases, approximately $10.4 million to acquired below-market leases, and approximately $63,000 to acquired above-market leases during the three months ended March 31, 2009.

At March 31, 2009, the Company owned two properties subject to the obligation to pay to the respective seller additional monies depending on the future leasing and occupancy of the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, the Company will not have any further obligation. Assuming all the conditions are satisfied, the Company would be obligated to pay an aggregate of approximately $7.7 million, of which approximately $3.1 million was paid as of March 31, 2009, resulting in a remaining liability of approximately $4.6 million as of March 31, 2009. The liability of approximately $4.6 million was recorded in accounts payable and accrued expenses in the accompanying condensed consolidated unaudited balance sheet, in accordance with the respective purchase agreement. Approximately $1.2 million, of the approximately $4.6 million, was recorded in restricted cash.

The following table summarizes, on an unaudited pro forma basis, selected financial information from the combined results of operations of the Company for the three months ended March 31, 2009 and 2008, as if all of the Company’s acquisitions that were completed during the year ended December 31, 2008 and the three months ended March 31, 2009 were completed as of January 1, 2008. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations (in thousands, expect share and per share amounts).

	Three months ended
	March 31, 2009	March 31, 2008
Revenue	$70,402	$69,023
Depreciation and amortization	$21,324	$20,460
Net income	$12,575	$9,795
Net income per common share, basic and diluted	$0.06	$0.05
Weighted-average number of common shares outstanding	194,347,423	184,663,158

NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

As of March 31, 2009, the Company owned 69 mortgage notes receivable, which are secured by 43 restaurant properties and 26 single-tenant retail properties (collectively, the “Mortgage Notes”). The mortgage notes receivable balance of approximately $84.4 million as of March 31, 2009 consisted of the face value of the Mortgage Notes of approximately $76.4 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $881,000. The premium and acquisition costs will be amortized over the terms of each respective Mortgage Note using the effective interest rate method.  The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum. No impairment losses were recorded related to mortgage notes receivable for the three months ended March 31, 2009 and 2008.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

NOTE 7 — MARKETABLE SECURITIES

As of March 31, 2009, the Company owned six CMBS bonds, with an aggregate fair value of approximately $32.8 million. The following describes the CMBS bonds in more detail as of March 31, 2009 (in thousands). The Company owned no CMBS bonds as of March 31, 2008.

	Amortized Cost Basis	Unrealized Loss	Total
Marketable securities at December 31, 2008	$50,339	$(25,756)	$24,583
Face value of marketable securities acquired	19,790	—	19,790
Discounts on purchases of marketable securities	(9,295)	—	(9,295)
Decrease in fair value of marketable securities	—	(2,820)	(2,820)
Accretion of discounts on marketable securities	500	—	500
Marketable securities at March 31, 2009	$61,334	$(28,576)	$32,758

The Company recognized an unrealized loss of approximately $2.8 million related to these investments for the three months ended March 31, 2009, which is included in other comprehensive loss on the accompanying condensed consolidated unaudited balance sheet and statement of stockholders’ equity at March 31, 2009.

The unrealized loss at March 31, 2009 was deemed to be a temporary impairment based upon (i) the Company’s having no intent to sell these securities, (ii) it is more likely than not that the Company will not be required to sell the securities before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the unrealized loss resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of March 31, 2009, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by the deterioration in the creditworthiness of the specific CMBS issuers.

The following table shows fair value and gross unrealized losses of the Company’s marketable securities that were deemed temporary impairments and the length of time that the securities had been in a continuous unrealized loss position at March 31, 2009.

	Holding Period of Gross Unrealized Losses of Marketable Securities (in thousands)
	Less than 12 months		12 Months or More		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial mortgage-backed securities	$32,758	$28,576	$—	$—	$32,758	$28,576

The scheduled maturities of marketable securities at March 31, 2009 are presented as follows:

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	61,334	32,758
Due after ten years	—	—
	$61,334	32,758

Actual maturities of marketable securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of marketable securities.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional and fair value of the Company’s derivative instruments and hedging activities (in thousands). The notional value is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset (Liability)
	Balance Sheet Location	Notional Value	Interest Rate	Effective Date	Maturity Date	March 31, 2009	December 31, 2008

Derivatives not designated as hedging instruments under SFAS No. 133
Interest Rate Cap	Prepaid expenses and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$1	$	— (1)
Interest Rate Cap	Prepaid expenses and other assets	34,000	7.0%	10/1/2008	9/1/2010	3		— (1)
		$70,000				$4		$—

Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Swap	Derivative liabilities	$32,000	6.2%	11/4/2008	10/31/2012	$(2,257)		$(2,090)
Interest Rate Swap	Derivative liabilities	38,250	5.6%	12/10/2008	9/26/2011	(1,027)		(704)
Interest Rate Swap	Derivative liabilities	7,200	5.8%	2/20/2009	3/1/2016	(184)		—
		$77,450				$(3,468)		$(2,794)

(1)	The fair value of the rate caps at December 31, 2008 was less than $1,000.

Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive loss. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”), are recorded as a gain or loss to operations.

The following tables summarize the gains and losses on the Company’s derivative instruments and hedging activities (in thousands).

	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Derivatives not designated as hedging instruments under SFAS No. 133		Three months ended March 31, 2009	Three months ended March 31, 2008
Interest Rate Caps	Interest expense	$4	$—

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Three months ended March 31, 2009	Three months ended March 31, 2008
Interest Rate Swaps (1)	$(674)	$—

(1)

There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2009 and 2008. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2009 and 2008.

NOTE 9 — NOTES PAYABLE AND LINE OF CREDIT

As of March 31, 2009, the Company had approximately $1.6 billion of debt outstanding, consisting of approximately $1.4 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), approximately $146.6 million in variable rate mortgage loans (the “Variable Rate Debt”) and approximately $26.0 million outstanding under a line of credit (the “Credit Facility”). The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.89%, and matures on various dates from April 2009 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 180 to 325 basis points and matures on various dates from June 2009 through September 2011. Each of the notes payable is secured by the respective property. See below for terms of the Credit Facility.

On May 23, 2008, the Company entered into the Credit Facility, a revolving credit facility with a syndication of banks, providing up to $135.0 million of secured borrowing for which the borrowing base of the underlying collateral pool at March 31, 2009 was approximately $126.6 million. The Company intends to add additional collateral to the borrowing base of the Credit Facility to increase its capacity to $135.0 million. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. As of March 31, 2009, the Company had an outstanding balance of approximately $26.0 million, and approximately $100.6 million was available, under the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool. The notes payable are generally non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts. The Company was in compliance with the financial covenants of the Credit Facility at March 31, 2009.

During the three months ended March 31, 2009, the Company issued approximately $7.2 million of notes payable and assumed notes payable with an aggregate face value of approximately $100.8 million (the “Assumed Notes”), secured by real estate assets, which was fixed rate debt that bore interest at rates ranging from 5.45% to 6.40%, with a weighted average interest rate of approximately 5.85%. The Company recorded the Assumed Notes at fair value of approximately $87.8 million. During the three months ended March 31, 2009, the Company repaid approximately $40.0 million from the Credit Facility. In connection with the acquisition of two CMBS bonds, JP Morgan Chase Bank, N.A. provided repurchase financing (the “Repurchase Financing”) during the year ended December 31, 2008.  The Company repaid the Repurchase Financing during the year ended December 31, 2008.  At March 31, 2009, approximately $23.0 million was available for borrowing under the Repurchase Financings.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2009 and 2008 are as follows (dollar amounts in thousands):

	Three months ended
	March 31, 2009	March 31, 2008
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$12,070	$6,662
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$87,821	$24,742
Common stock issued through distribution reinvestment plan	$19,157	$9,309
Unrealized loss on marketable securities	$2,820	$—
Unrealized loss on interest rate swaps	$674	$—
Supplemental Cash Flow Disclosures:
Interest paid	$20,776	$15,684

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings, pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. As of March 31, 2009, the Company owned certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated results of operations, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its condensed consolidated unaudited financial statements.

NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company received, and will continue to receive, fees and compensation in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, received a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Follow-on Offering. Cole Capital reallowed 100% of the selling commissions earned to participating broker-dealers. In addition, Cole Capital received 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee, in connection with the Follow-on Offering. Cole Capital, in its sole discretion, reallowed a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the three months ended March 31, 2009 and 2008, the Company paid approximately $6,000 and approximately $19.1 million, respectively, to Cole Capital for selling commissions and dealer manager fees, of which approximately $6,000 and approximately $15.8 million, respectively, was reallowed to participating broker-dealers.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the three months ended March 31, 2009 and 2008, the Company reimbursed Cole Advisors II approximately $506,000 and approximately $1.2 million, respectively, for organization and offering expenses of the Offerings.

Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition costs incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 4.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. During the three months ended March 31, 2009 and 2008, the Company paid an affiliate of Cole Advisors II approximately $2.3 million and approximately $5.2 million, respectively, for acquisition fees.

If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no finance coordination fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months ended March 31, 2009 and 2008, the Company paid Cole Advisors II approximately $1.1 million and approximately $982,000, respectively, for finance coordination fees.

The Company paid, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees equaled 2.0% of gross revenues for single-tenant properties and 2.0% to 4.0% of gross revenues for multi-tenant properties and leasing commissions are at prevailing market rates during three months ended March 31, 2009. In accordance with the property management agreement, the Company may pay Cole Realty Advisors up to (i) 2.0% of gross revenues from the Company’s single tenant properties and (ii) 4.0% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months ended March 31, 2009 and 2008, the Company paid to Cole Realty Advisors approximately $1.2 million and approximately $693,000, respectively, for property management fees.

The Company pays to Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s assets (the “Asset Management Fee”). The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month. During the three months ended March 31, 2009 and 2008, the Company paid to Cole Advisors II approximately $1.9 million and approximately $1.2 million, respectively, for asset management fees.

If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. During the three months ended March 31, 2009 and 2008, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

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

The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the three months ended March 31, 2009 and 2008, the Company did not reimburse Cole Advisors II for any such costs.

As of March 31, 2009 and December 31, 2008, the Company had approximately $93,000 and approximately $123,000, respectively, due to Cole Realty Advisors for acquisition fees incurred.

NOTE 13 — ECONOMIC DEPENDENCY

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

NOTE 14 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) became effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of SFAS No. 141(R) has had a material impact on the Company’s condensed consolidated unaudited financial statements due to the expensing of acquisition costs, which previously would have been capitalized under SFAS No. 141. The Company expensed approximately $3.2 million of acquisition expenses during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, which amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, January 1, 2009 for the Company, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income. The provisions of this standard are applied retrospectively upon adoption. The adoption of SFAS No. 160 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133 and how derivative instruments affect the entity’s financial position, operations, and cash flow. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 has not had a material impact on the Company’s condensed consolidated unaudited financial statement disclosures.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of EITF 08-6 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

In April 2009, the FASB issued three FSPs: (1) FSP SFAS 157-4, which provides guidance on determining fair value when market activity has decreased; (2) SFAS 115-2 and SFAS 124-2, which addresses other-than-temporary impairments for debt securities; and (3) FSP SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”) (collectively with FSP SFAS 157-4 and SFAS 115-2 and SFAS 124-2, the “FSPs”).  FSP SFAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has elected to early adopt FSP SFAS 157-4 and FSP SFAS 115-2 and SFAS 124-2 for the three months ended March 31, 2009 and plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.  The adoption of FSP SFAS 157-4 and SFAS 115-2 and SFAS 124-2 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.  The Company does not expect the adoption of SFAS 107-1 and APB 28-1 to have a material impact on the Company’s condensed consolidated unaudited financial statements.

NOTE 15 — INDEPENDENT DIRECTORS' STOCK OPTION PLAN

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually, which generally vest within one year from the date of grant. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007 and 2008. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2009 and December 31, 2008, the Company had granted options to purchase 40,000 shares, of which 30,000 are vested and 10,000 will vest during the three months ended June 30, 2009. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.

During each of the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation charges of approximately $2,000. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations do not assume any forfeitures.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

During the three months ended March 31, 2009 and 2008, no options to purchase shares were granted, no share options became vested, and no options were forfeited. During the three months ended March 31, 2009, 5,000 options to purchase shares were exercised at $9.10 per share. During the three months ended March 31, 2008, no options to purchase shares were exercised. As of March 31, 2009, options to purchase 35,000 shares at a weighted average exercise price of $9.13 per share remained outstanding with a weighted average contractual remaining life of approximately eight years. As of March 31, 2009, there was approximately $1,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through the three months ended June 30, 2009.

NOTE 16 — SUBSEQUENT EVENTS

Sale of Shares of Common Stock

As of May 11, 2009, the Company had raised approximately $2.1 billion of gross proceeds through the issuance of approximately 206.3 million shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). Shares issued subsequent to March 31, 2009 were issued pursuant to the DRIP Offering.

Redemption of Shares of Common Stock

Subsequent to March 31, 2009, the Company redeemed approximately 3.5 million shares for approximately $33.2 million. Due to the limitation on the number of shares the Company may redeem in any calendar year, the Company anticipates that it will not be able to redeem any additional shares during the year ending December 31, 2009, other than shares subject to redemption requested upon the death of a stockholder.

Real Estate Acquisitions

Subsequent to March 31, 2009, we acquired a 70% indirect interest in an entity that purchased a 10-property storage facility portfolio for approximately $101.0 million. Nine of the properties are encumbered by approximately $80.7 million of mortgage notes payable.

Notes Payable and Line of Credit

As of May 11, 2009, the Company had approximately $79.5 million outstanding under the Credit Facility and approximately $33.1 million available for borrowing.

Subsequent to March 31, 2009, the Company repaid approximately $21.6 million of Fixed Rate Debt and approximately $15.6 million of Variable Rate Debt. In addition, the Company negotiated a one-year extension of approximately $55.0 million of the Variable Rate Debt that originally matured during 2009.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Overview

We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate property on September 26, 2005. We have no paid employees and are externally advised and managed by Cole Advisors II, an affiliate of ours. We currently qualify, and intend to continue to elect to qualify, as a real estate investment trust for federal income tax purposes.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 87% and approximately 89% of total revenue during the three months ended March 31, 2009 and 2008, respectively. As approximately 94% of our rentable square feet is under lease as of March 31, 2009, with an average remaining lease term of approximately 12.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2009, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets, was approximately 44%, with approximately 11% of the debt, or approximately $172.6 million, subject to variable interest rates. Subsequent to March 31, 2009, we had repaid approximately $15.6 million of the debt subject to variable interest rates. The repayments of the debt subject to variable interest rates were made with proceeds from our Follow-on Offering and cash flows generated from our operating properties. As we continue to invest the proceeds of our Offerings, including proceeds from DRIP shares, in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.

Recent Market Conditions

The current mortgage lending and interest rate environment for real estate in general continues to be dislocated and the overall economic fundamentals remain uncertain. Domestic and international financial markets currently are experiencing significant disruptions, which have been brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $135.0 million Credit Facility, short-term variable rate loans, assume existing mortgage loans in connection with property acquisitions, or enter into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, a much larger percentage of our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The current economic environment, including the dislocation of the credit markets, has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of March 31, 2009, approximately 94% of our rentable square feet was under lease. During the three months ended March 31, 2009, we experienced some tenant vacancies due to tenant bankruptcies, such as Circuit City. We expect that we may experience additional vacancies if the current economic conditions persist. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been reducing their store expansion plans the amount of time required to re-tenant a property has been increasing. As a result of these factors, our projected operating results for year ending December 31, 2009 are expected to be adversely affected. However, we believe that our projected operating results for the year ended December 31, 2009, will benefit from anticipated future acquisitions and the impact of owning the properties we acquired during the year ended December 31, 2008 for the full year ending December 31, 2009.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Results of Operations

As of March 31, 2009, we owned 398 single-tenant, freestanding retail properties, 274 single-tenant, freestanding commercial properties, and 21 multi-tenant retail properties, of which approximately 94% of the rentable space was leased. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our condensed consolidated unaudited financial statements. During the three months ended March 31, 2009 and 2008, we acquired 20 and 44 properties, respectively. During the three months ended March 31, 2009, we purchased two CMBS bonds, with an aggregate face value of approximately $19.8 million for approximately $10.5 million. See Note 7 to our condensed consolidated unaudited financial statements. Our results of operations are not indicative of those expected in future periods as we expect that rental income, operating expenses, acquisition related expenses, asset management fees, depreciation expense, interest expense, and net income will each increase in the future as we acquire additional properties and as our current properties are owned for an entire period.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

As of March 31, 2009, we owned 693 commercial properties, of which approximately 94% of the rentable space was leased, compared to 377 commercial properties at March 31, 2008, an increase of approximately 84%. Accordingly, our results of operations for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, reflect significant increases in most categories.

Revenue. Revenue increased approximately $27.7 million, or approximately 68%, to approximately $68.4 million for the three months ended March 31, 2009, compared to approximately $40.7 million for the three months ended March 31, 2008. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for approximately 87% and 89% of total revenues during the three months ended March 31, 2009 and 2008, respectively.

Rental income increased approximately $22.9 million, or approximately 63%, to approximately $59.3 million for the three months ended March 31, 2009, compared to approximately $36.4 million for the three months ended March 31, 2008. The increase was primarily due to the acquisition of 316 new properties subsequent to March 31, 2008. Subsequent to March 31, 2008, we acquired additional properties for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $5.2 million of tenant reimbursement income during the three months ended March 31, 2009 compared to approximately $2.0 million during the three months ended March 31, 2008.

Earned income from direct financing leases remained relatively constant, decreasing approximately $95,000, or approximately 19%, to approximately $411,000 for the three months ended March 31, 2009, compared to approximately $506,000 for the three months ended March 31, 2008, as we owned 13 properties accounted for as direct financing leases for each of the three months ended March 31, 2009 and 2008. Subsequent to March 31, 2008, the leases on two properties accounted for as direct financing leases were modified, resulting in lower annual rents over an extended lease term.

Interest income on mortgage notes receivable remained relatively constant, decreasing approximately $58,000, or approximately 3%, to approximately $1.7 million for the three months ended March 31, 2009, compared to approximately $1.8 million for the three months ended March 31, 2008, as we recorded interest income on mortgages receivable on 69 mortgage notes receivable during each of the three months ended March 31, 2009 and 2008.

Interest income on marketable securities was approximately $1.7 million for the three months ended March 31, 2009, compared to no interest income on marketable securities for the three months ended March 31, 2008. The increase was due to the acquisition of six CMBS bonds with an aggregate face amount of approximately $88.6 million, subsequent to the three months ended March 31, 2008.

General and Administrative Expenses. General and administrative expenses increased approximately $979,000, or approximately 101%, to approximately $1.9 million for the three months ended March 31, 2009, compared to approximately $969,000 for the three months ended March 31, 2008. The increase was primarily due to increases in escrow and trustee fees, administrative costs and state franchise and income taxes due to the increase in the number of properties owned from 377 properties at March 31, 2008 to 693 properties at March 31, 2009. The primary general and administrative expense items were legal and accounting fees, state franchise and income taxes, escrow and trustee fees, administrative costs, and other licenses and fees.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Property Operating Expenses. Property operating expenses increased approximately $4.2 million, or approximately 156%, to approximately $6.9 million for the three months ended March 31, 2009, compared to approximately $2.7 million for the three months ended March 31, 2008. The increase was primarily due to the ownership of more properties during the three months ended March 31, 2009 than in the three months ended March 31, 2008, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including five additional multi-tenant shopping centers. At March 31, 2009, we owned 21 multi-tenant shopping centers compared to 16 at March 31, 2008. The primary property operating expense items are property taxes, repairs and maintenance, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the three months ended March 31, 2009, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues from each of our single-tenant properties and 2% to 4% of gross revenues from each of our multi-tenant properties, less all payments to third-party management subcontractors.

Property and asset management fees increased approximately $1.6 million, or approximately 84%, to approximately $3.5 million for the three months ended March 31, 2009, compared to approximately $1.9 million for the three months ended March 31, 2008. Property management fees increased approximately $888,000 to approximately $1.6 million for the three months ended March 31, 2009 from approximately $693,000 for the three months ended March 31, 2008. The increase in property management fees was primarily due to an increase in rental income to approximately $59.3 million for the three months ended March 31, 2009, from approximately $36.4 million for the three months ended March 31, 2008, due to the acquisition of 316 new properties subsequent to March 31, 2008. In addition, during the three months ended March 31, 2009, we paid to our property manager from 2% to 4% of gross revenues from our multi-tenant properties. During the three months ended March 31, 2008, we paid to our property manager 2% of gross revenues from all multi-tenant properties. Asset management fees increased approximately $731,000 to approximately $1.9 million for the three months ended March 31, 2009 from approximately $1.2 million for three months ended March 31, 2008. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $3.3 billion at March 31, 2009 from approximately $2.0 billion at March 31, 2008. The increase in aggregate book value was due to the acquisition of 316 new properties subsequent to March 31, 2008.

Acquisition Related Expenses. In accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) acquisition costs were required to be expensed beginning January 1, 2009. Acquisition costs were previously capitalized under SFAS No. 141. The Company expensed approximately $3.2 million of acquisition expenses during the three months ended March 31, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $7.4 million, or approximately 55%, to approximately $20.7 million for the three months ended March 31, 2009, compared to approximately $13.4 million for the three months ended March 31, 2008. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $3.3 billion at March 31, 2009, from approximately $2.0 billion at March 31, 2008. The increase in aggregate book value was due to the acquisition of 316 new properties subsequent to March 31, 2008.

Impairment of Real Estate Assets. There was no impairment of real estate assets for the three months ended March 31, 2009, compared to approximately $3.6 million for the three months ended March 31, 2008. Impairment losses were recorded on one property during the three months ended March 31, 2008, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.

Equity in Income of Unconsolidated Joint Venture. Equity in income of unconsolidated joint venture was approximately $340,000 during three months ended March 31, 2009, compared to no equity in income of unconsolidated joint venture during the three months ended March 31, 2008. Through a joint venture, we have an 85.48% indirect interest in an approximately 386,000 square foot multi-tenant retail. We acquired this interest subsequent to March 31, 2008.

Interest and Other Income. Interest and other income decreased approximately $280,000, or approximately 77% to approximately $84,000 during the three months ended March 31, 2009, compared to approximately $364,000 during the three months ended March 31, 2008. The decrease was primarily due to a decline in average interest rates.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Interest Expense. Interest expense increased approximately $4.9 million, or approximately 27%, to approximately $22.9 million for the three months ended March 31, 2009, compared to approximately $18.0 million during the three months ended March 31, 2008. The increase was primarily due to an increase of approximately $27.2 million in the average aggregate amount of notes payable and line of credit outstanding during the three months ended March 31, 2009 from the three months ended March 31, 2008 and an increase of weighted average interest rate to approximately 5.89% at March 31, 2009 from approximately 5.85% at March 31, 2008.

Our property acquisitions during the three months ended March 31, 2009, were purchased with proceeds from the Follow-on Offering, cash flows from operations, available cash, borrowings from our Credit Facility and issuance and assumption of notes payable as discussed in Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. We expect that our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of our borrowings and the opportunity to acquire real estate assets that meet our investment objectives.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income	$9,631	$587
Add:
Depreciation of real estate assets	13,799	8,733
Amortization of lease related costs	6,948	4,634
Depreciation of real estate assets in unconsolidated joint venture	292	—
Impairment of real estate assets	—	3,550
Less:
Gain on sale of easement	(7)	—
FFO	$30,663	$17,504

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

FFO for the period ended March 31, 2009 was adversely impacted by the adoption of SFAS No. 141(R) on January 1, 2009 that required us to expense approximately $3.2 million of acquisition costs during the three months ended March 31, 2009, which previously would have been capitalized under SFAS No. 141.

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $3.1 million and approximately $2.1 million during the three months ended March 31, 2009 and 2008, respectively.

•	Amortization of deferred financing costs totaled approximately $1.4 million and approximately $1.8 million during the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments, the payment of acquisition related expenses, the payment of operating expenses and distributions to stockholders and payment of principal and interest on our outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income on mortgage notes receivable and marketable securities, interest earned on our cash balances and by distributions from our unconsolidated joint venture. We expect to utilize the proceeds from the sale of shares under the DRIP, proceeds from secured or unsecured financings and borrowings on our Credit Facility to complete future property acquisitions.

As of March 31, 2009, we had cash and cash equivalents of approximately $52.6 million and available borrowings of approximately $100.6 million under our Credit Facility. Additionally, as of March 31, 2009, we had approximately $404.4 million of unencumbered properties that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements, including our potential future acquisitions and repayment of our debt that matures in 2009, of approximately $96.5 million, through net cash provided by property operations, as well as, secured or unsecured borrowings from banks and other lenders, borrowings on our Credit Facility, under which approximately $100.6 million was available at March 31, 2009, or refinancing of existing debt. Subsequent to March 31, 2009, the Company repaid approximately $21.6 million of fixed rate mortgage loans related to one mortgage note payable and approximately $15.6 million of variable rate mortgage loans. In addition, the Company negotiated a one-year extension of approximately $55.0 million of variable rate debt that originally matured during 2009. We expect our operating cash flows to increase as we own the properties acquired during 2008 for the full year in future periods and as additional properties are added to our portfolio.

During the three months ended March 31, 2009, we paid distributions of approximately $34.7 million, including approximately $19.2 million through the issuance of DRIP shares, which were funded by cash flows from operations of approximately $29.0 million and excess cash flows from operations from previous periods of approximately $5.7 million. During the three months ended March 31, 2008, we paid distributions of approximately $17.0 million, including approximately $9.3 million through the issuance of DRIP shares, which were funded by cash flows from operations of approximately $18.9 million.

On March 13, 2009, our board of directors declared a daily distribution of $0.001917809 per share, which equated to 7% on an annualized basis based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on commencing on April 1, 2009 and ending on June 30, 2009.

Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year. In addition, the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. See our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, we redeemed approximately 1.0 million shares for approximately $9.8 million. Subsequent to March 31, 2009, we redeemed approximately 3.5 million shares for approximately $33.2 million. Due to the limitation on the number of shares we may redeem in any calendar year, we may not be able to redeem any additional shares during the year ending December 31, 2009, other than shares subject to redemption requested upon the death of a stockholder.

Subsequent to March 31, 2009, we acquired a 70% indirect interest in an entity that purchased a 10-property storage facility portfolio for approximately $101.0 million. Nine of the properties are encumbered by approximately $80.7 million of mortgage notes payable.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, borrowing on our Credit Facility, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions to our stockholders.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions to our stockholders.

As of March 31, 2009, we had received and accepted subscriptions for 205,583,097 shares of common stock in the Offerings for gross proceeds of approximately $2.1 billion. As of March 31, 2009, we had redeemed approximately 2.3 million shares of common stock for a cost of approximately $22.1 million.

As of March 31, 2009, we had approximately $1.6 billion of debt outstanding, consisting of approximately $1.4 billion of Fixed Rate Debt, approximately $146.6 million of Variable Rate Debt and approximately $26.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.89%, and matures on various dates from April 2009 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 180 to 325 basis points and matures on various dates from June 2009 through September 2011. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the Credit Facility. Additionally the ratio of debt to total gross assets as of March 31, 2009, was approximately 44% and the weighted average years to maturity was approximately 5.9 years.

Our contractual obligations as of March 31, 2009 were as follows (in thousands):

	Payments due by period (2)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt (3)	$1,447,310	$27,285	$215,387	$13,420	$1,191,218
Interest payments – fixed rate debt	599,414	83,945	241,547	142,768	131,154
Principal payments – variable rate debt (3)	146,625	72,470	74,155	—	—
Interest payments – variable rate debt (1)	5,154	2,939	2,215	—	—
Principal payments – line of credit	26,000	—	26,000	—	—
Interest payments – line of credit	2,121	975	1,146	—	—
Total	$2,226,624	$187,614	$560,450	$156,188	$1,322,372

(1)	Rates ranging from 2.30% to 3.75% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of March 31, 2009.
(2)	Principal paydown amounts are included in payments due by period.
(3)	Principal payment amounts reflect actual payments based on face value of notes payable.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair market value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Operating Activities. Net cash provided by operating activities increased approximately $10.1 million, or approximately 54%, to approximately $29.0 million for the three months ended March 31, 2009, compared to approximately $18.9 million for the three months ended March 31, 2008. The increase was primarily due to increases in net income of approximately $9.0 million and depreciation and amortization expenses totaling approximately $5.8 million, offset primarily by a decrease in impairment of real estate assets of approximately $3.6 million and a decrease in the change in deferred rent and other liabilities of approximately $2.5 million for the three months ended March 31, 2008. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased approximately $231.8 million, or approximately 92%, to approximately $21.3 million for the three months ended March 31, 2009 compared to approximately $253.1 million for the three months ended March 31, 2008. The decrease was primarily due to the acquisition of 20 properties, with an average purchase price of approximately $5.7 million during the three months ended March 31, 2009, compared to the acquisition of 44 properties, with an average purchase price of approximately $6.1 million during three months ended March 31, 2008. The decrease is also due to the assumption of mortgage notes payable with a fair value of approximately $87.8 million, in conjunction with our real estate acquisitions during the three months ended March 31, 2009, compared to the assumption of approximately $24.7 million of mortgage notes payable during the three months ended March 31, 2008. In addition, we purchased two CMBS bonds at a discounted price of approximately $10.5 million, including acquisition costs, during the three months ended March 31, 2009.

Financing Activities. During the three months ended March 31, 2009, net cash used by financing activities was approximately $61.6 million, compared to net cash provided by financing activities of approximately $214.8 million for three months ended March 31, 2008, resulting in a change of approximately $276.5 million, or approximately 129%. The change was primarily due to a decrease in proceeds from issuance of common stock of approximately $215.9 million and a decrease in proceeds from mortgage and affiliate notes payable of approximately $113.0 million, offset primarily by a decrease in repayment of mortgage and affiliate notes payable of approximately $53.0 million. The decrease in proceeds from issuance of common stock was due to the termination of the Follow-on Offering during the three months ended March 31, 2009. The decrease in proceeds from issuance of mortgage and affiliate notes payable was due to the assumption of mortgage notes payable with a fair value of approximately $87.8 million during the three months ended March 31, 2009, compared to the assumption of approximately $24.7 million notes payable during the three months ended March 31, 2008.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs, related to the property. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Investment in Direct Financing Leases;
•	Investment in Mortgage Notes Receivable;
•	Investment in Marketable Securities;
•	Revenue Recognition; and
•	Income Taxes.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, asset and property management fees and reimbursement of operating costs. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2009 through the date of this Quarterly Report on Form 10-Q. Refer to Note 16 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:

•	Issuance of shares of common stock through DRIP;
•	Redemption of shares of common stock;
•	Acquisition of interests in various properties;
•	Mortgage notes payable repaid; and
•	Credit Facility borrowings.

New Accounting Pronouncements

Refer to Note 14 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with property acquisitions, we have obtained variable rate debt financing (see Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We have not entered into derivative or interest rate transactions for speculative purposes. We also enter into rate lock arrangements to lock interest rates on future borrowings.

As of March 31, 2009, approximately $172.6 million of the approximately $1.6 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates, which bore interest at the one-month LIBOR rate plus 180 to 325 basis points. As of March 31, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $1.7 million per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2005, we commenced our Initial Offering (SEC Registration No. 333-121094). On November 13, 2006, we increased the aggregate amount of shares available for the Initial Offering pursuant to a related Registration Statement on Form S-11 (SEC Registration No. 333-138663). As of May 22, 2007, 503,685 shares had not been sold and were deregistered. On May 23, 2007, we commenced the Follow-on Offering of up to 150,000,000 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-138444) which was declared effective by the Securities and Exchange Commission on May 11, 2007. As of January 2, 2009, 1,595,741 shares had not been sold and were deregistered. On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (SEC Registration No. 333-153578). On March 4, 2009, options to purchase 5,000 shares were exercised by one of our independent directors under our Independent Director Stock Option Plan for approximately $46,000. These shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

As of March 31, 2009, we had accepted subscriptions for 205,583,097 shares (including shares sold pursuant to our DRIP and excluding redemptions) of common stock in the Offerings, resulting in gross proceeds of approximately $2.1 billion, out of which we paid fees and costs of approximately $171.8 million in selling commissions and dealer manager fees, approximately $63.4 million in acquisition fees, approximately $17.8 million in finance coordination fees, and approximately $15.8 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Offerings are thus approximately $1.8 billion as of March 31, 2009. With the net offering proceeds and indebtedness, we acquired approximately $3.4 billion in real estate and related assets. As of May 11, 2009, we had sold an aggregate of approximately 206.3 million shares in our Offerings for gross offering proceeds of $2.1 billion (including shares sold pursuant to our DRIP). We did not sell any unregistered equity securities during the three months ended March 31, 2009.

Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. The purchase price we will pay for redeemed shares is set forth in the prospectus for our Follow-on Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the share redemption program, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year; provided, however shares subject to redemption requests upon death of a stockholder will not be subject to this cap. In addition, cash available for redemption is limited to the proceeds from the sale of our shares under our DRIP.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2009, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	1,036,100	$9.42	1,036,100	(1)
February 2009	9,638	9.24	9,638	(1)
March 2009	—	—	—	(1)
Total	1,045,738		1,045,738	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2009 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three months ended March 31, 2009 that would require a response to this item.

Item 5. Other Information

No events occurred during the three months ended March 31, 2009 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated by reference, in this Quarterly Report on Form 10-Q.

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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: May 15, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1

Form of Subscription Agreement and Subscription Agreement Signature Page. (Incorporated by reference to Appendix B to the Company’s Post-Effective Amendment No. 3 to Form S-11 (File No. 333-138444), filed on February 1, 2008).

4.2

Form of Additional Investment Subscription Agreement for current stockholders (Incorporated by reference to Appendix C to the Company’s Post-Effective Amendment No. 3 to Form S-11 (File No. 333-138444), filed on February 1, 2008).

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