Form 10-Q
period 2009-09-30
Cole Credit Property Trust II Inc
filed 2009-11-12
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51963
COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2555 East Camelback Road, Suite 400
Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
As of November 12, 2009, there were approximately 209,915,580 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2009, have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Investment in real estate assets:
Land	$807,556	$774,901
Buildings and improvements, less accumulated depreciation of $108,868 and $67,326, respectively	1,941,131	1,929,829
Real estate assets under direct financing leases, less unearned income of $17,294 and $19,888, respectively	37,938	38,612
Acquired intangible lease assets, less accumulated amortization of $59,571 and $37,578, respectively	364,197	383,992

Total real estate assets, net	3,150,822	3,127,334
Investment in mortgage notes receivable, less accumulated amortization of $1,216 and $714, respectively	83,143	84,994

Total real estate and mortgage assets, net	3,233,965	3,212,328

Cash and cash equivalents	25,031	106,485
Restricted cash	7,213	8,565
Marketable securities, net of accumulated amortization of $1,931 and $310, respectively	60,330	24,583
Investment in unconsolidated joint ventures	41,630	25,792
Rents and tenant receivables, less allowance for doubtful accounts of $2,260 and $922, respectively	30,150	22,212
Prepaid expenses and other assets	3,789	4,032
Deferred financing costs, less accumulated amortization of $10,226 and $6,512, respectively	26,809	28,031

Total assets	$3,428,917	$3,432,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,609,910	$1,550,314
Accounts payable and accrued expenses	20,984	20,723
Escrowed investor proceeds	—	18
Due to affiliates	369	123
Acquired below market lease intangibles, less accumulated amortization of $18,675 and $10,897, respectively	152,628	156,813
Distributions payable	10,427	11,877
Derivative liabilities	3,265	2,794
Deferred rent and other liabilities	8,283	9,344

Total liabilities	1,805,866	1,752,006

Redeemable common stock	74,423	65,046

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 203,245,142 and 202,296,748 shares issued and outstanding, respectively	2,033	2,023
Capital in excess of par value	1,762,897	1,763,432
Accumulated distributions in excess of earnings	(210,929)	(121,929)
Accumulated other comprehensive loss	(5,373)	(28,550)

Total stockholders’ equity	1,548,628	1,614,976

Total liabilities and stockholders’ equity	$3,428,917	$3,432,028

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental and other income	$63,241	$45,403	$180,996	$121,475
Tenant reimbursement income	4,883	3,287	14,907	7,331
Earned income from direct financing leases	500	532	1,412	1,650
Interest income on mortgage notes receivable	1,719	1,770	5,162	5,324
Interest income on marketable securities	1,844	100	5,382	100

Total revenue	72,187	51,092	207,859	135,880

Expenses:
General and administrative expenses	1,767	1,522	5,262	3,601
Property operating expenses	6,352	3,215	19,828	9,249
Property and asset management expenses	3,804	2,866	10,625	6,925
Acquisition related expenses	—	—	3,241	—
Depreciation	14,217	11,063	42,103	29,056
Amortization	13,719	5,598	27,724	15,093
Impairment of real estate assets	—	—	13,500	3,550

Total operating expenses	39,859	24,264	122,283	67,474

Operating income	32,328	26,828	85,576	68,406

Other income (expense):
Equity in income of unconsolidated joint ventures	58	—	585	—
Interest and other income (expense)	11	295	(41)	923
Interest expense	(25,488)	(18,162)	(73,278)	(52,732)

Total other expense	(25,419)	(17,867)	(72,734)	(51,809)

Net income	$6,909	$8,961	$12,842	$16,597

Weighted average number of common shares outstanding:
Basic	202,514,431	159,897,175	202,247,716	131,701,395

Diluted	202,516,961	159,900,068	202,250,913	131,704,461

Net income per common share:
Basic and diluted	$0.03	$0.06	$0.06	$0.13

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock			Distributions in	Other	Total
	Number of		Capital in Excess	Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Loss	Equity
Balance, December 31, 2008	202,296,748	$2,023	$1,763,432	$(121,929)	$(28,550)	$1,614,976
Issuance of common stock	5,789,511	58	55,005	—	—	55,063
Distributions	—	—	—	(101,842)	—	(101,842)
Offering costs	—	—	(580)	—	—	(580)
Redemptions of common stock	(4,841,117)	(48)	(45,592)	—	—	(45,640)
Stock compensation expense	—	—	9	—	—	9
Redeemable common stock	—	—	(9,377)	—	—	(9,377)
Comprehensive income:
Net income	—	—	—	12,842	—	12,842
Net unrealized gain on marketable securities	—	—	—	—	23,631	23,631
Net unrealized loss on interest rate swaps	—	—	—	—	(454)	(454)

Total comprehensive income						36,019

Balance, September 30, 2009	203,245,142	$2,033	$1,762,897	$(210,929)	$(5,373)	$1,548,628

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,842	$16,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,103	29,056
Amortization of intangible lease assets and below market lease intangibles, net	17,292	10,932
Amortization of deferred financing costs	4,306	4,122
Amortization of premiums on mortgage notes receivable	502	473
Amortization of discount on marketable securities	(1,621)	(24)
Amortization of fair value adjustments of mortgage notes assumed	976	—
Allowance for doubtful accounts	2,030	193
Stock compensation expense	9	6
Impairment of real estate assets	13,500	3,550
Equity in income of unconsolidated joint ventures	(585)	—
Distributions from unconsolidated joint ventures	2,071	—
Property easement loss	150	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	674	473
Rents and tenant receivables	(9,968)	(8,554)
Prepaid expenses and other assets	320	(1,963)
Accounts payable and accrued expenses	1,743	12,252
Due to affiliates and deferred rent and other liabilities	(815)	3,409

Net cash provided by operating activities	85,529	70,522

Cash flows from investing activities:
Investment in real estate and related assets	(15,064)	(1,034,362)
Investment in marketable securities	(10,495)	(26,824)
Investment in unconsolidated joint ventures	(17,324)	—
Acquisition costs related to investment in mortgage notes receivable	—	(102)
Proceeds from mortgage notes receivable	1,349	1,143
Proceeds from sale of easement	11	—
Change in restricted cash	1,352	6,435

Net cash used in investing activities	(40,171)	(1,053,710)

Cash flows from financing activities:
Proceeds from issuance of common stock	46	777,509
Offering costs on issuance of common stock	(580)	(74,480)
Redemptions of common stock	(45,640)	(6,232)
Distributions to investors	(48,275)	(28,877)
Proceeds from notes payable and line of credit	75,243	587,534
Repayment of notes payable and line of credit	(104,444)	(235,596)
Refund of loan deposits	150	4,094
Payment of loan deposits	(210)	(4,721)
Escrowed investor proceeds liability	(18)	(10,523)
Deferred financing costs paid	(3,084)	(10,418)

Net cash (used in) provided by financing activities	(126,812)	998,290

Net (decrease) increase in cash and cash equivalents	(81,454)	15,102
Cash and cash equivalents, beginning of period	106,485	43,517

Cash and cash equivalents, end of period	$25,031	$58,619

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2009
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
As of September 30, 2009, the Company owned 693 properties comprising approximately 18.4 million square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of September 30, 2009, the rentable space at these properties was approximately 95% leased. As of September 30, 2009, the Company also owned 69 mortgage notes receivable, with an aggregate carrying value of approximately $83.1 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, the Company had an 85.48% indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of September 30, 2009. In addition, the Company owned six commercial mortgage-backed securities (“CMBS”) bonds, with an aggregate fair value of approximately $60.3 million as of September 30, 2009.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a registration statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). As of September 30, 2009, the Company had issued 7,069,540 shares in the DRIP Offering, resulting in gross proceeds of approximately $67.2 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of approximately $2.1 billion (including shares sold pursuant to the DRIP) as of September 30, 2009, before offering costs, selling commissions, and dealer management fees of approximately $188.3 million and before share redemptions of approximately $57.9 million.
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
The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) for which it is the primary beneficiary.
Additional detail of certain amounts related to the Company’s amortization of deferred financing costs have been included in the Company’s statement of cash flows for the nine months ended September 30, 2008 in order to conform to current year presentation.
Restricted Cash and Escrowed Investor Proceeds
During the nine months ended September 30, 2009, the Company terminated the Follow-on Offering. The Company had no escrowed investor proceeds as of September 30, 2009. As of December 31, 2008, included in restricted cash was escrowed investor proceeds of approximately $380,000 for which shares of common stock had not been issued as of December 31, 2008. Additionally, restricted cash included approximately $1.2 million and approximately $2.2 million, as of September 30, 2009 and December 31, 2008, respectively, for the contractual obligations related to an earnout agreement discussed in Note 5 below. Restricted cash also included approximately $4.4 million and approximately $5.0 million as of September 30, 2009 and December 31, 2008, respectively, of lender reserves to be held in accordance with the respective lender’s loan agreement. Restricted cash also included approximately $1.6 million and approximately $1.0 million as of September 30, 2009 and December 31, 2008, respectively, which was restricted primarily to fund capital expenditures for certain real estate investment properties of the Company.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
Redeemable Common Stock
The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of September 30, 2009 and December 31, 2008, the Company had issued approximately 13.9 million shares and approximately 8.1 million shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $132.3 million and approximately $77.3 million under its DRIP, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of September 30, 2009, the Company had redeemed a total of approximately 6.1 million shares of common stock for an aggregate price of approximately $57.9 million. As of December 31, 2008, the Company had redeemed a total of approximately 1.3 million shares of common stock for an aggregate price of approximately $12.3 million.
Reportable Segments
ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s operating segments consist of commercial properties, which include activities related to investing in real estate including retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.
Investment in and Valuation of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company continues to monitor certain properties for which tenants have filed bankruptcy, vacated the property, or have experienced financial difficulties. The undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continued to exceed the carrying value of these assets as of September 30, 2009, except for the property described below. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. During the nine months ended September 30, 2009, the Company identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reassessed and reduced the carrying values of both the real estate assets and the related intangible assets to their estimated fair value and recorded an impairment loss of $13.5 million during the nine months ended September 30, 2009. The Company reassessed and reduced the carrying values of both the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of approximately $3.6 million during the nine months ended September 30, 2008. No additional impairment losses were recorded for the three months ended September 30, 2009 and 2008.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of September 30, 2009, consists of the Company’s non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a 70% interest in a joint venture that owns a ten-property storage facility portfolio. Consolidation of these investments is not required as the entities do not qualify as VIEs and do not meet the control requirements for consolidation, as defined in ASC 810. As of September 30, 2009, total assets held within the unconsolidated joint ventures was approximately $154.5 million and the fair value of the non-recourse mortgage notes payable was approximately $104.0 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
The Company accounts for these investments using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires these investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company reports its share of income and losses, including impairment charges, based on the Company’s ownership interest in the investment. The Company evaluates the carrying amount of each investment for impairment in accordance with ASC 323. No impairment losses were recorded related to these investments in unconsolidated joint ventures for the three and nine months ended September 30, 2009.
NOTE 3 — FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for the Company beginning January 1, 2008.
Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
A summary of our assets re-measured at fair value during the nine months ended September 30, 2009 is as follows (in thousands):

	Re-measured	Fair Value Measurements of Reporting Date Using
Description:	Balance	Level 1	Level 2	Level 3
Long-lived assets held and used	$9,560	$—	$—	$9,560
During the nine months ended September 30, 2009, long-lived assets held and used with an initial basis of approximately $23.1 million were deemed impaired and written down to their estimated fair value of approximately $9.6 million, resulting in an impairment charge of approximately $13.5 million, which is included in impairment on real estate assets on the condensed consolidated unaudited statement of operations for the nine months ended September 30, 2009. No additional impairment losses were recorded for the three months ended September 30, 2009.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivable and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using Level 1 inputs.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was approximately $84.6 million and approximately $83.8 million at September 30, 2009 and December 31, 2008, respectively, as compared to the carrying values of approximately $83.1 million and approximately $85.0 million at September 30, 2009 and December 31, 2008, respectively.
Notes payable and line of credit – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2009 and December 31, 2008. The fair value of the notes payable and line of credit was approximately $1.5 billion at September 30, 2009 and December 31, 2008, as compared to the carrying value of approximately $1.6 billion at September 30, 2009 and December 31, 2008.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated quoted market prices from third party trading desks, where available, for similar CMBS tranches that actively participate in the CMBS market, and adjusted for industry benchmarks, such as the CMBX Index, where applicable. The Company receives non-binding quotes from established financial institutions, where available, and estimates a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company estimates fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of September 30, 2009, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
Derivative Instruments – The Company’s derivative financial assets, included in prepaid expenses and other assets on its condensed consolidated unaudited balance sheets, represent interest rate caps and interest rate swaps and the Company’s derivative liabilities on its condensed consolidated unaudited balance sheets represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at September 30, 2009 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$60,330	$—	$—	$60,330
Interest rate cap agreements	14	—	14	—
Interest rate swap	17	—	17	—

Total Assets	$60,361	$—	$31	$60,330

Liabilities:
Interest rate swaps	$3,265	$—	$3,265	$—

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands) for the nine months ended September 30, 2009:

		Net realized/		Purchases,
	Balance at	unrealized gains	Net	issuances,	Transfers in	Balance at
	December 31,	(losses) included in	unrealized	settlements and	and out of	September 30,
	2008	earnings	gain	amortization	Level 3	2009
Marketable securities	$24,583	$—	$23,631	$12,116	$—	$60,330
NOTE 4 — REAL ESTATE ASSETS UNDER DIRECT FINANCING LEASES
The components of investment in direct financing leases as of September 30, 2009 and December 31, 2008, were as follows (in thousands):

	September 30, 2009	December 31, 2008
Minimum lease payments receivable	$27,378	$30,646
Estimated residual value of leased assets	27,854	27,854
Deferred incremental direct costs	—	—
Unearned income	(17,294)	(19,888)

Total	$37,938	$38,612

NOTE 5 — REAL ESTATE ACQUISITIONS
Property Acquisitions
During the nine months ended September 30, 2009, the Company acquired a 100% interest in 20 commercial properties for an aggregate purchase price of approximately $113.8 million (the “2009 Acquisitions”). In addition to available cash, the Company financed the acquisitions with the assumption of mortgage loans, with a face value totaling approximately $100.8 million and a fair value totaling approximately $87.8 million. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $38.1 million to land, approximately $58.8 million to building and improvements, approximately $14.2 million to acquired in-place leases, approximately $10.4 million to acquired below-market leases, and approximately $63,000 to acquired above-market leases during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company expensed approximately $3.2 million of acquisition costs related to the acquisitions.
The Company recorded revenues for the three and nine months ended September 30, 2009 of approximately $2.1 million and approximately $4.5 million, respectively, and net losses for the three and nine months ended September 30, 2009 of approximately $643,000 and approximately $4.3 million, respectively, related to the 2009 Acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if the 2009 Acquisitions were completed at the beginning of each period presented. No properties were acquired during the three months ended September 30, 2009, as such, no pro forma financial information is presented for such period.
The Company estimated that revenues and net income, on a pro forma basis, for the nine months ended September 30, 2009, would have been approximately $210.1 million and approximately $13.1 million, respectively.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
The Company estimated that revenues, on a pro forma basis, for the three and nine months ended September 30, 2008 would have been approximately $53.2 million and approximately $142.7 million, respectively, and net income, on a pro forma basis, for the three and nine months ended September 30, 2008 would have been approximately $8.3 million and approximately $15.8 million, respectively.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
Earnout Agreements
At September 30, 2009, the Company owned two properties subject to earnout provisions obligating the Company to pay additional consideration to the respective seller contingent on the future leasing and occupancy of vacant space at the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a set time period regarding the obligation to make these payments. If at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. Assuming all the conditions are satisfied, the Company would be obligated to pay an aggregate of approximately $7.7 million, of which approximately $3.5 million was paid as of September 30, 2009, including a net settlement payment of approximately $414,000 negotiated with the seller of one of the properties, during the nine months ended September 30, 2009, related to earnout provisions on certain vacant space. This settlement eliminated approximately $1.3 million of earnout obligations on the vacant space. In addition, the Company reduced the estimated obligation by approximately $153,000 due to current market conditions, resulting in a remaining liability of approximately $2.7 million, which was recorded in accounts payable and accrued expenses in the accompanying condensed consolidated unaudited balance sheet as of September 30, 2009. The Company recorded the approximately $1.3 million of eliminated earnout obligation and the approximately $153,000 of market condition adjustment as a reduction of the cost of the respective assets associated with the property acquired and a reduction to the earnout liability in the accompanying condensed consolidated unaudited balance sheet during the nine months ended September 30, 2009. Of the remaining potential earnout obligation of approximately $2.7 million, approximately $1.2 million was recorded in restricted cash as of September 30, 2009.
Investment in Unconsolidated Joint Ventures
During the nine months ended September 30, 2009, the Company acquired a 70% interest in a joint venture that acquired a ten-property storage facility portfolio for approximately $101.0 million. The acquisition was financed with the assumption of mortgage notes payable secured by nine of the properties with a face value totaling approximately $80.7 million and a fair value totaling approximately $70.1 million.
NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of September 30, 2009, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (collectively, the “Mortgage Notes”). The Mortgage Notes balance of approximately $83.1 million as of September 30, 2009 consisted of the face value of the Mortgage Notes of approximately $75.4 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $1.2 million. The premium and acquisition costs will be amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum. No impairment losses were recorded related to mortgage notes receivable for each of the three and nine months ended September 30, 2009 and 2008.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
NOTE 7 — MARKETABLE SECURITIES
As of September 30, 2009, the Company owned six CMBS bonds, with an aggregate fair value of approximately $60.3 million. As of December 31, 2008, the Company owned four CMBS bonds, with an aggregate fair value of approximately $24.6 million. The following provides additional details regarding the CMBS bonds as of September 30, 2009 (in thousands).

	Amortized Cost	Unrealized
	Basis	Gain (Loss)	Total
Marketable securities at December 31, 2008	$50,339	$(25,756)	$24,583
Face value of marketable securities acquired	19,790	—	19,790
Discounts on purchases of marketable securities	(9,295)	—	(9,295)
Increase in fair value of marketable securities	—	23,631	23,631
Accretion of discounts on marketable securities	1,621	—	1,621

Marketable securities at September 30, 2009	$62,455	$(2,125)	$60,330

The Company recognized an unrealized gain of approximately $23.6 million related to these investments for the nine months ended September 30, 2009 and an unrealized loss of approximately $25.8 million for the year ended December 31, 2008, which are included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited balance sheets as of September 30, 2009 and December 31, 2008 and statement of stockholders’ equity for the nine months ended September 30, 2009.
The cumulative unrealized loss as of September 30, 2009 and December 31, 2008 was deemed to be a temporary impairment based upon (i) the Company having no intent to sell these securities, (ii) it is more likely than not that the Company will not be required to sell the securities before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of September 30, 2009 and December 31, 2008, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS bonds and the holding period as of September 30, 2009 (in thousands). Two CMBS bonds were in a continuous unrealized loss position at September 30, 2009. The remaining four CMBS bonds were in an unrealized gain position at September 30, 2009.

Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
Description of Securities	Value	Losses	Gains	Value	Losses	Gains	Value	Losses	Gains
Commercial mortgage-backed securities	$42,730	$(351)	$8,223	$17,600	$(9,997)	$—	$60,330	$(10,348)	$8,223

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
The scheduled maturities of marketable securities at September 30, 2009 are presented as follows (in thousands):

	Available-for-sale
		Estimated Fair
	Amortized Cost	Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	62,455	60,330
Due after ten years	—	—

	$62,455	$60,330

Actual maturities of marketable securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of marketable securities.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional and fair value of the Company’s derivative instruments (in thousands). Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional value is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset
	Balance Sheet	Notional	Interest	Effective	Maturity	September 30,	December 31,
	Location	Value	Rate	Date	Date	2009	2008 (1)

Derivatives not designated as hedging instruments
Interest Rate Cap	Prepaid expenses and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$4	$—
Interest Rate Cap	Prepaid expenses and other assets	34,000	7.0%	10/1/2008	9/1/2010	10	—

		$70,000				$14	$—

						Fair Value of Asset (Liability)
	Balance Sheet	Notional	Interest	Effective	Maturity	September 30,	December 31,
	Location	Value	Rate	Date	Date	2009	2008

Derivatives designated as hedging instruments
Interest Rate Swap	Derivative liabilities	$32,000	6.2%	11/4/2008	10/31/2012	$(1,829)	$(2,090)
Interest Rate Swap	Derivative liabilities	38,250	5.6%	12/10/2008	9/26/2011	(887)	(704)
Interest Rate Swap	Derivative liabilities	15,043	6.2%	6/12/2009	6/11/2012	(549)	—
Interest Rate Swap	Prepaid expenses and other assets	7,200	5.8%	2/20/2009	3/1/2016	17	—

		$92,493				$(3,248)	$(2,794)

(1)	The fair value of the rate caps was less than $1,000.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss. The Company designated the interest rate swaps as cash flow hedges. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815, Derivatives and Hedging (“ASC 815”), are recorded as a gain or loss in operations. The interest rate cap agreements were not designated as hedges.
The following tables summarize the gains and losses on the Company’s derivative instruments and hedging activities (in thousands).

		Amount of Gain Recognized in Income on Derivative
		Three months	Nine months	Three months	Nine months
	Location of Gain	ended	ended	ended	ended
Derivatives not designated	Recognized in Income	September 30,	September 30,	September 30,	September 30,
as hedging instruments	on Derivative	2009	2009	2008	2008
Interest Rate Caps	Interest expense	$12	$14	$39	$39

	Amount of (Loss) Recognized in Other Comprehensive Income on Derivative
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
Derivatives in Cash Flow Hedging Relationships	2009	2009	2008	2008
Interest Rate Swaps (1)	$(665)	$(454)	$—	$—

(1)
There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the three and nine months ended September 30, 2009 and 2008. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three and nine months ended September 30, 2009 and 2008.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivative asset in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of September 30, 2009 and December 31, 2008, there have been no termination events or events of default related to the interest rate swaps.
NOTE 9 — NOTES PAYABLE AND LINE OF CREDIT
As of September 30, 2009, the Company had approximately $1.6 billion of debt outstanding, consisting of approximately $1.4 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), approximately $129.2 million in variable rate mortgage loans (the “Variable Rate Debt”) and approximately $56.0 million outstanding under a line of credit (the “Credit Facility”). The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.91%, and matures on various dates from October 2009 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 200 to 325 basis points, with certain notes containing LIBOR floors ranging from 4.50% to 5.00%, and matures on various dates from April 2010 through September 2011. Each of the notes payable is secured by the respective property. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the debt was approximately $2.9 billion as of September 30, 2009. The terms of the Credit Facility are described below.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
On May 23, 2008, the Company entered into the Credit Facility, a revolving credit facility with a syndication of banks, providing up to $135.0 million of secured borrowing for which the borrowing base of the underlying collateral pool at September 30, 2009 was approximately $134.5 million. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. As of September 30, 2009, the Company had an outstanding balance of approximately $56.0 million and approximately $78.5 million was available under the Credit Facility. The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool. The notes payable are generally non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts. The Company believes it was in compliance with the financial covenants of the Credit Facility at September 30, 2009. The Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility by $476,000.
During the nine months ended September 30, 2009, the Company issued approximately $22.2 million of notes payable, which bear fixed interest rates ranging from 5.75% to 6.21%, with a weighted average interest rate of 6.06%, and mature on various dates from June 2012 through March 2016. In addition, during the nine months ended September 30, 2009, the Company assumed notes payable with an aggregate face value of approximately $100.8 million (the “Assumed Notes”), which bear fixed interest rates ranging from 5.45% to 6.40%, with a weighted average interest rate of 5.86%, and mature on various dates from September 2012 through April 2017. The Company recorded the Assumed Notes at fair value of approximately $87.8 million. The Company refinanced approximately $55.0 million of the mortgage notes payable, which have a variable interest rate of LIBOR plus 250 basis points, with a LIBOR floor of 5.00%, and mature in April 2010. The Company repaid approximately $23.9 million of fixed rate debt, including monthly principal payments on amortizing loans, and approximately $17.5 million of variable rate debt. During the nine months ended September 30, 2009, the Company borrowed approximately $53.0 million and repaid approximately $63.0 million from the Credit Facility. In connection with the acquisition of two CMBS bonds, JP Morgan Chase Bank, N.A. provided repurchase financing during the year ended December 31, 2008. The Company repaid the repurchase financing during the year ended December 31, 2008. At September 30, 2009, up to approximately $23.0 million was available for borrowing under the repurchase financings subject to lender approval.
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$10,427	$9,747

Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$87,821	$99,823

Common stock issued through distribution reinvestment plan	$55,017	$35,839

Net unrealized gain (loss) on marketable securities	$23,631	$(3,297)

Net unrealized loss on interest rate swaps	$(454)	$—

Supplemental Cash Flow Disclosures:
Interest paid	$67,414	$47,152

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings, pending, or known to be contemplated, against us.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. As of September 30, 2009 and December 31, 2008, the Company owned certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its condensed consolidated unaudited financial statements, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its condensed consolidated unaudited financial statements.
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company received, and will continue to receive, fees and compensation in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, received a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Follow-on Offering. Cole Capital reallowed 100% of the selling commissions earned to participating broker-dealers. In addition, Cole Capital received 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee, in connection with the Follow-on Offering. Cole Capital, in its sole discretion, reallowed a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the three and nine months ended September 30, 2009, the Company did not pay any amounts to Cole Capital for selling commissions or dealer manager fees. During the three and nine months ended September 30, 2008, the Company paid approximately $25.6 million and approximately $69.5 million, respectively, to Cole Capital for selling commissions and dealer manager fees, of which approximately $21.5 million and approximately $57.9 million, respectively, was reallowed to participating broker-dealers.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the three months ended September 30, 2009, the Company did not reimburse any amounts to Cole Advisors II for organization and offering expenses of the Offerings. During the nine months ended September 30, 2009, the Company reimbursed Cole Advisors II approximately $525,000 for organization and offering expenses of the Offerings. During the three and nine months ended September 30, 2008, the Company reimbursed Cole Advisors II approximately $2.5 million and approximately $5.0 million, respectively, for organization and offering expenses of the Offerings.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 4.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees. During the three months ended September 30, 2009, the Company did not pay any acquisition and advisory fees to Cole Advisors II or its affiliates. During the nine months ended September 30, 2009, the Company paid an affiliate of Cole Advisors II approximately $3.9 million for acquisition and advisory fees related to the 2009 Acquisitions and the investment in an unconsolidated joint venture. During the three and nine months ended September 30, 2008, the Company paid an affiliate of Cole Advisors II approximately $14.0 million and approximately $22.4 million, respectively, for acquisition and advisory fees. As of September 30, 2009, the Company had approximately $54,000 due to Cole Realty Advisors for acquisition fees incurred and is included in due to affiliates on the condensed consolidated unaudited financial statements. No amounts were paid to Cole Advisors II during the three and nine months ended September 30, 2009 and 2008, for acquisition costs incurred in the process of acquiring properties.
If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no finance coordination fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months ended September 30, 2009, the Company did not pay any amounts to Cole Advisors II for finance coordination fees. During the nine months ended September 30, 2009, the Company paid Cole Advisors II approximately $1.8 million for finance coordination fees. During the three and nine months ended September 30, 2008, the Company paid Cole Advisors II approximately $2.9 million and approximately $3.9 million, respectively, for finance coordination fees. As of September 30, 2009, no amounts were payable to Cole Advisors II for finance coordination fees.
The Company paid, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees equaled 2.0% of gross revenues for single-tenant properties and 2.0% to 4.0% of gross revenues for multi-tenant properties and leasing commissions are at prevailing market rates during the three and nine months ended September 30, 2009. In accordance with the property management agreement, the Company may pay Cole Realty Advisors up to (i) 2.0% of gross revenues from the Company’s single tenant properties and (ii) 4.0% of gross revenues from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company will also reimburse Cole Realty Advisors’ costs of managing and leasing the properties. The Company does not reimburse Cole Realty Advisors for personnel costs in connection with services for which Cole Realty Advisors receives real estate commissions. During the three and nine months ended September 30, 2009, the Company paid to Cole Realty Advisors approximately $1.1 million and approximately $3.2 million, respectively, for property management fees. During the three and nine months ended September 30, 2008, the Company paid to Cole Realty Advisors approximately $519,000 and approximately $1.9 million, respectively, for property management fees. The Company reimbursed Cole Realty Advisors approximately $299,000 for its costs of managing the properties during the three and nine months ended September 30, 2009. No such costs were reimbursed to Cole Realty Advisors during the three and nine months ended September 30, 2008. At September 30, 2009, approximately $150,000 of such costs had been incurred by Cole Realty Advisors but had not been reimbursed by the Company and is included in due to affiliates on the condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
The Company paid, and expects to continue to pay, to Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate assets (the “Asset Management Fee”). The Company will reimburse costs and expenses incurred by Cole Advisors II in providing asset management services. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month, plus costs and expenses incurred. During the three and nine months ended September 30, 2009, the Company paid to Cole Advisors II approximately $2.0 million and approximately $6.1 million, respectively, for asset management fees. During the three and nine months ended September 30, 2008, the Company paid to Cole Advisors II approximately $1.6 million and approximately $4.1 million, respectively, for asset management fees. During the three and nine months ended September 30, 2009, the Company reimbursed to Cole Advisors II approximately $21,000 for costs incurred by Cole Advisors II in providing asset management services. No such costs were reimbursed to Cole Advisors II during the three and nine months ended September 30, 2008. At September 30, 2009, approximately $10,000 of such costs had been incurred by Cole Advisors II but had not been reimbursed by the Company and is included in due to affiliates on the condensed consolidated unaudited financial statements.
If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. The Company will not reimburse Cole Advisors II or its affiliates for personnel costs in connection with services for with Cole Advisors II or its affiliates receive real estate commissions. During the three and nine months ended September 30, 2009 and 2008, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.
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
The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the three and nine months ended September 30, 2009, the Company reimbursed approximately $303,000 for such costs. No such costs were reimbursed to Cole Advisors II or its affiliates during the three and nine months ended September 30, 2008. At September 30, 2009, approximately $155,000 of such costs had been incurred by Cole Advisors II but had not been reimbursed by the Company and is included in due to affiliates on the condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
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
NOTE 14 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations , codified primarily in ASC 805, Business Combinations (“ASC 805”). ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of ASC 805 has had a material impact on the Company’s condensed consolidated unaudited financial statements due to the expensing of acquisition costs, which previously would have been capitalized under ASC 805. No acquisition expenses were incurred during the three months ended September 30, 2009. The Company expensed approximately $3.2 million of acquisition expenses during the nine months ended September 30, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51, codified primarily in ASC 810. This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of ASC 810 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133, codified primarily in ASC 815, which requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under ASC 815 and how derivative instruments affect the entity’s financial position, operations, and cash flow. The adoption of ASC 815 has not had a material impact on the Company’s condensed consolidated unaudited financial statement disclosures.
In November 2008, the FASB issued EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, codified primarily in ASC 323. ASC 323 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 was effective for the Company on January 1, 2009. The adoption of ASC 323 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP No. SFAS 157-4”), codified primarily in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides guidance on determining fair value when market activity has decreased. The Company elected to early adopt ASC 820 as it relates to FSP No. SFAS 157-4 beginning January 1, 2009. Its adoption has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified primarily in ASC 320, Investments – Debt and Equity Securities (“ASC 320”), which addresses other-than-temporary impairments for debt securities. The Company elected to early adopt ASC 320 beginning January 1, 2009. The adoption of ASC 320 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified primarily in ASC 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 was effective for the Company on April 1, 2009. The additional disclosures required by this pronouncement are included in Note 16 below. The adoption of ASC 855 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which modifies how a company determines when an entity that is a VIE should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE. SFAS No. 167 also requires additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for the Company on January 1, 2010. The Company has not determined what impact, if any, the adoption of SFAS No. 167 will have on its consolidated financial statements and related disclosures. This pronouncement has not been incorporated into the FASB ASC as of September 30, 2009.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification is nonauthoritative. The Company adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on the Company’s condensed consolidated unaudited financial statements.
In August 2009, the FASB issued Accounting Standard Update 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance will be effective for the Company beginning October 1, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its condensed consolidated unaudited financial statements.
NOTE 15 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually, which generally vest within one year from the date of grant. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007, 2008 and 2009. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of September 30, 2009 and December 31, 2008, the Company had granted options to purchase 50,000 shares and 40,000 shares, respectively. As of September 30, 2009, options to purchase 40,000 shares were vested and options to purchase 10,000 shares will vest during the three months ending June 30, 2010. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2009
During the three and nine months ended September 30, 2009, the Company recorded stock-based compensation charges of approximately $5,000 and approximately $9,000, respectively. During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation charges of approximately $2,000 and approximately $6,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.
During the three months ended September 30, 2009, no options to purchase shares were granted, vested, exercised or forfeited. During the nine months ended September 30, 2009, the Company granted options to purchase 10,000 shares at $9.10 per share, options to purchase 10,000 shares vested, options to purchase 5,000 shares were exercised at $9.10 per share and no options were forfeited. During the three months ended September 30, 2008, no options to purchase shares were granted, options for 10,000 shares became vested, and no options were forfeited or exercised. During the nine months ended September 30, 2008, the Company granted options to purchase 10,000 shares at $9.10 per share, options to purchase 10,000 shares vested, and no options were forfeited or exercised. As of September 30, 2009, options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of approximately eight years. As of September 30, 2009, there was approximately $12,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through June 30, 2010.
NOTE 16 — SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q, November 12, 2009.
Sale of Shares of Common Stock
As of November 12, 2009, the Company had raised approximately $2.1 billion of gross proceeds through the issuance of approximately 209.9 million shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). Shares issued subsequent to September 30, 2009 were issued pursuant to the DRIP Offering.
Redemption of Shares of Common Stock
Subsequent to September 30, 2009, the Company redeemed approximately 260,000 shares for approximately $2.6 million due to requests upon the deaths of stockholders. Due to the limitation on the number of shares the Company may redeem in any calendar year, the Company will not be able to redeem any additional shares during the year ending December 31, 2009, other than shares subject to redemption requested upon the death of a stockholder.
Notes Payable and Line of Credit
Subsequent to September 30, 2009, the Company repaid approximately $2.4 million of Fixed Rate Debt and approximately $6.2 million of Variable Rate Debt. In addition, the Company repaid approximately $23.0 million of the Credit Facility, resulting in approximately $33.0 million outstanding under the Credit Facility and approximately $101.5 million available for borrowing as of November 12, 2009. In addition, the Company incurred variable rate debt of $30.0 million, which bears interest at one-month LIBOR plus 425 basis points, with a floor of 5.75%, and matures in October 2012.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 88% and 87% of total revenue during the three and nine months ended September 30, 2009, respectively. Rental income accounted for approximately 89% of total revenue during the three and nine months ended September 30, 2008. As approximately 95% of our rentable square feet was under lease as of September 30, 2009, with an average remaining lease term of approximately 11.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of September 30, 2009, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was approximately 48%, with approximately 11.5% of the debt, or approximately $185.2 million, including approximately $56.0 million outstanding under the Credit Facility, subject to variable interest rates. Subsequent to September 30, 2009, the Company repaid approximately $2.4 million of Fixed Rate Debt, approximately $6.2 million of Variable Rate Debt and approximately $23.0 million of outstanding amounts under the Credit Facility, which was subject to variable interest rates. In addition, we incurred variable rate debt of $30.0 million, which bears interest at one-month LIBOR plus 425 basis points, with a floor of 5.75%, and matures in October 2012. The repayments of the debt subject to variable interest rates were made with cash flows generated from our operating properties and available cash. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.
Recent Market Conditions
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted and the overall economic fundamentals remain uncertain. Domestic and international financial markets experienced significant disruptions, which were brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain acquisition financing, the interest rates on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $135.0 million Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates, and declining property values. As of September 30, 2009, approximately 95% of our rentable square feet was under lease. During the nine months ended September 30, 2009, we experienced some tenant vacancies due to tenant bankruptcies, lease expirations and lease terminations. We expect that we may experience additional vacancies if the current economic conditions persist. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has been increasing. As a result of these factors, our projected operating results for the year ending December 31, 2009 are expected to be adversely affected. However, we believe that our projected operating results for the year ending December 31, 2009, will benefit from the assets acquired during the nine months ended September 30, 2009 and the impact of owning the assets we acquired during the year ended December 31, 2008 for the full year ending December 31, 2009.

Results of Operations
As of September 30, 2009, we owned 397 single-tenant, freestanding retail properties, 275 single-tenant, freestanding commercial properties, and 21 multi-tenant retail properties, of which approximately 95% of the rentable space was leased. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our condensed consolidated unaudited financial statements. During the nine months ended September 30, 2009, we acquired 20 properties, excluding the properties acquired through a joint venture interest described below. During the three months ended September 30, 2009, we did not acquire any properties. During the three and nine months ended September 30, 2008, we acquired 74 and 135 properties, respectively. During the nine months ended September 30, 2009, we purchased two CMBS bonds, with an aggregate face value of approximately $19.8 million, for approximately $10.5 million. See Note 7 to our condensed consolidated unaudited financial statements. During the nine months ended September 30, 2009, we acquired a 70% interest in a joint venture that acquired a ten-property storage facility portfolio for approximately $101.0 million.
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
As of September 30, 2009, we owned 693 commercial properties, of which approximately 95% of the rentable space was leased, compared to 468 commercial properties at September 30, 2008, an increase in properties owned of approximately 48%. Accordingly, our results of operations for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, reflect significant increases in most categories.
Revenue. Revenue increased approximately $21.1 million, or approximately 41%, to approximately $72.2 million for the three months ended September 30, 2009, compared to approximately $51.1 million for the three months ended September 30, 2008. Our revenue consisted primarily of rental income from net leased commercial properties, which accounted for approximately 88% and 89% of total revenues during the three months ended September 30, 2009 and 2008, respectively.
Rental income increased approximately $17.8 million, or approximately 39%, to approximately $63.2 million for the three months ended September 30, 2009, compared to approximately $45.4 million for the three months ended September 30, 2008. The increase was primarily due to the acquisition of 225 new rental income producing properties subsequent to September 30, 2008, for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $4.9 million of tenant reimbursement income during the three months ended September 30, 2009, compared to approximately $3.3 million during the three months ended September 30, 2008.
Earned income from direct financing leases decreased approximately $32,000, or approximately 6%, to approximately $500,000 for the three months ended September 30, 2009, compared to approximately $532,000 for the three months ended September 30, 2008. We owned 13 properties accounted for as direct financing leases for each of the three months ended September 30, 2009 and 2008. However, subsequent to September 30, 2008, the leases on two properties accounted for as direct financing leases were modified, resulting in lower annual rents over an extended lease term.
Interest income on mortgage notes receivable remained relatively constant, decreasing approximately $51,000, or approximately 3%, to approximately $1.7 million for the three months ended September 30, 2009, compared to approximately $1.8 million for the three months ended September 30, 2008, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended September 30, 2009 and 2008.
Interest income on marketable securities increased to approximately $1.8 million for the three months ended September 30, 2009, compared to approximately $100,000 for the three months ended September 30, 2008. The increase was due to the acquisition of five CMBS bonds with an aggregate face value of approximately $53.4 million, subsequent to the three months ended September 30, 2008.
General and Administrative Expenses. General and administrative expenses increased approximately $245,000, or approximately 16%, to approximately $1.8 million for the three months ended September 30, 2009, compared to approximately $1.5 million for the three months ended September 30, 2008. The increase is due to the recording of operating expenses, incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of approximately $458,000 during the three months ended September 30, 2009. No expenses for such services were reimbursed during the three months ended September 30, 2008. The increase was offset by a decrease in state franchise and income taxes and escrow and trustee fees. The primary general and administrative expense items were legal and accounting fees, operating expenses reimbursable to our advisor, escrow and trustee fees, state franchise and income taxes and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $3.2 million, or approximately 98%, to approximately $6.4 million for the three months ended September 30, 2009, compared to approximately $3.2 million for the three months ended September 30, 2008. The increase was primarily due to an increase in property taxes, repairs and maintenance, bad debt expense and insurance, due to the increase in the number of properties, primarily multi-tenant shopping centers, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. During the three months ended September 30, 2009, we owned an average of approximately 2.9 million square feet of multi-tenant shopping center space, compared to an average of approximately 2.4 million square feet of multi-tenant shopping center space during the three months ended September 30, 2008. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Additionally, we will reimburse costs and expenses incurred by the advisor in providing asset management services. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues from each of our single-tenant properties and up to 4% of gross revenues from each of our multi-tenant properties, less all payments to third-party management subcontractors. We will reimburse Cole Realty Advisors’ costs of managing and leasing the properties.
Property and asset management expenses increased approximately $938,000, or approximately 33%, to approximately $3.8 million for the three months ended September 30, 2009, compared to approximately $2.9 million for the three months ended September 30, 2008. Property management expenses increased approximately $475,000 to approximately $1.8 million for the three months ended September 30, 2009, from approximately $1.3 million for the three months ended September 30, 2008. The increase was primarily due to the recording of approximately $449,000 related to reimbursement of costs incurred by our advisor in managing the properties during the three months ended September 30, 2009, compared to no such costs recorded during the three months ended September 30, 2008. Asset management expenses increased approximately $463,000 to approximately $2.0 million for the three months ended September 30, 2009 from approximately $1.6 million for three months ended September 30, 2008. The increase in asset management expenses was primarily due to an increase in the average gross investment in real estate and related assets to approximately $3.3 billion for the three months ended September 30, 2009 from approximately $2.6 billion for the three months ended September 30, 2008. The increase in the gross investment in real estate and related assets was due to the acquisition of 225 new properties, investments in two unconsolidated joint ventures and investment in five CMBS bonds subsequent to September 30, 2008. In addition, during the three months ended September 30, 2009, we recorded approximately $31,000 related to reimbursement of costs incurred by our advisor in performing asset management services, compared to no such expenses recorded during the three months ended September 30, 2008.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $11.2 million, or approximately 68%, to approximately $27.9 million for the three months ended September 30, 2009, compared to approximately $16.7 million for the three months ended September 30, 2008. The increase was primarily due to an increase in the average gross aggregate book value of properties we owned to approximately $3.2 billion as of September 30, 2009, from approximately $2.5 billion as of September 30, 2008. The increase in the gross aggregate book value was due to the acquisition of 225 new properties subsequent to September 30, 2008.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of unconsolidated joint ventures was approximately $58,000 during the three months ended September 30, 2009, compared to no equity in income of unconsolidated joint ventures during the three months ended September 30, 2008. Through two joint ventures, we acquired indirect interests in an approximately 386,000 square foot multi-tenant retail property and a ten-property storage facility portfolio subsequent to September 30, 2008.
Interest and Other Income (Expense). Interest and other income decreased approximately $284,000, or approximately 96% to approximately $11,000 during the three months ended September 30, 2009, compared to approximately $295,000 during the three months ended September 30, 2008. The decrease was primarily due to lower average uninvested cash during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The average cash balance was approximately $23.3 million and approximately $58.1 million during the three months ended September 30, 2009 and 2008, respectively.

Interest Expense. Interest expense increased approximately $7.3 million, or approximately 40%, to approximately $25.5 million for the three months ended September 30, 2009, compared to approximately $18.2 million during the three months ended September 30, 2008. The increase was primarily due to an increase in the average aggregate amount of notes payable and line of credit outstanding to approximately $1.6 billion during the three months ended September 30, 2009 from approximately $1.3 billion for the three months ended September 30, 2008 and an increase of the weighted average interest rate to approximately 5.91% at September 30, 2009 from approximately 5.83% at September 30, 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
As of September 30, 2009, we owned 693 commercial properties, of which approximately 95% of the rentable space was leased, compared to 468 commercial properties at September 30, 2008, an increase in properties owned of approximately 48%. Accordingly, our results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 reflect significant increases in most categories.
Revenue. Revenue increased approximately $72.0 million, or approximately 53%, to approximately $207.9 million for the nine months ended September 30, 2009, compared to approximately $135.9 million for the nine months ended September 30, 2008. Our revenue consisted primarily of rental income from net leased commercial properties, which accounted for approximately 87% and 89% of total revenues during the nine months ended September 30, 2009 and 2008, respectively.
Rental income increased approximately $59.5 million, or approximately 49%, to approximately $181.0 million for the nine months ended September 30, 2009, compared to approximately $121.5 million for the nine months ended September 30, 2008. The increase was primarily due to the acquisition of 225 new rental income producing properties subsequent to September 30, 2008, for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $14.9 million of tenant reimbursement income during the nine months ended September 30, 2009 compared to approximately $7.3 million during the nine months ended September 30, 2008.
Earned income from direct financing leases decreased approximately $238,000, or approximately 14%, to approximately $1.4 million for the nine months ended September 30, 2009, compared to approximately $1.7 million for the nine months ended September 30, 2008. We owned 13 properties accounted for as direct financing leases for each of the nine months ended September 30, 2009 and 2008. However, subsequent to September 30, 2008, the leases on two properties accounted for as direct financing leases were modified, resulting in lower annual rents over an extended lease term.
Interest income on mortgage notes receivable remained relatively constant, decreasing approximately $162,000, or approximately 3%, to approximately $5.2 million for the nine months ended September 30, 2009, compared to approximately $5.3 million for the nine months ended September 30, 2008, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the nine months ended September 30, 2009 and 2008.
Interest income on marketable securities increased to approximately $5.4 million for the nine months ended September 30, 2009, compared approximately $100,000 for the nine months ended September 30, 2008. The increase was due to the acquisition of five CMBS bonds with an aggregate face value of approximately $53.4 million, subsequent to the nine months ended September 30, 2008.
General and Administrative Expenses. General and administrative expenses increased approximately $1.7 million, or approximately 46%, to approximately $5.3 million for the nine months ended September 30, 2009, compared to approximately $3.6 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in legal and accounting fees and an increase in escrow and trustee fees due to the increase in number of properties owned from 468 properties as of September 30, 2008 to 693 properties as of September 30, 2009. Additionally, the increase is due to the recording of operating expenses, incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of approximately $458,000 during the nine months ended September 30, 2009. No expenses incurred for such services were reimbursed during the nine months ended September 30, 2008. The primary general and administrative expense items were legal and accounting fees, escrow and trustee fees, state franchise and income taxes, operating expenses reimbursable to our advisor and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $10.6 million, or approximately 114%, to approximately $19.8 million for the nine months ended September 30, 2009, compared to approximately $9.2 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in property taxes, repairs and maintenance, bad debt expense and insurance expense, primarily for multi-tenant shopping centers, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. During the nine months ended September 30, 2009, we owned an average of approximately 2.9 million square feet of multi-tenant shopping center space, compared to an average of approximately 2.2 million square feet of multi-tenant shopping center space as of September 30 2008. The primary property operating expense items are property taxes, repairs and maintenance, bad debt expense and insurance.
Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Additionally, we will reimburse costs and expenses incurred by the advisor in providing asset management services. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up 2% of gross revenues from each of our single-tenant properties and up to 4% of gross revenues from each of our multi-tenant properties, less all payments to third-party management subcontractors. We will reimburse Cole Realty Advisors’ costs of managing and leasing the properties.
Property and asset management expenses increased approximately $3.7 million, or approximately 53%, to approximately $10.6 million for the nine months ended September 30, 2009, compared to approximately $6.9 million for the nine months ended September 30, 2008. Property management expenses increased approximately $1.7 million to approximately $4.5 million for the nine months ended September 30, 2009 from approximately $2.8 million for the nine months ended September 30, 2008. The increase in property management expenses was primarily due to an increase in rental income to approximately $181.0 million for the nine months ended September 30, 2009, from approximately $121.5 million for the nine months ended September 30, 2008, due to the acquisition of 225 new properties subsequent to September 30, 2008. In addition, the increase was due to the recording of approximately $449,000 related to reimbursement of expenses incurred by our advisor in managing the properties during the nine months ended September 30, 2009, compared to no such expenses recorded during the nine months ended September 30, 2008. Asset management expenses increased approximately $2.0 million to approximately $6.1 million for the nine months ended September 30, 2009, from approximately $4.1 million for the nine months ended September 30, 2008. The increase in asset management expenses was primarily due to an increase in the average gross investment in real estate and related assets to approximately $3.3 billion for the nine months ended September 30, 2009 from approximately $2.4 billion for the nine months ended September 30, 2008. The increase in the gross investment in real estate and related assets was due to the acquisition of 225 new properties, investments in two unconsolidated joint ventures and investment in five CMBS bonds subsequent to September 30, 2008. In addition, during the nine months ended September 30, 2009, we recorded approximately $31,000 related to reimbursement of expenses incurred by our advisor in performing asset management services, compared to no such expenses recorded during the nine months ended September 30, 2008.
Acquisition Related Expenses. In accordance with ASC 805, acquisition costs were required to be expensed beginning January 1, 2009. Prior to January 1, 2009, acquisition costs were capitalized. We expensed approximately $3.2 million of acquisition expenses during the nine months ended September 30, 2009.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $25.7 million, or approximately 58%, to approximately $69.8 million for the nine months ended September 30, 2009, compared to approximately $44.1 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in the average gross aggregate book value of properties we owned to approximately $3.1 billion as of September 30, 2009, from approximately $2.3 billion as of September 30, 2008. The increase in the aggregate gross book value was due to the acquisition of 225 new properties subsequent to September 30, 2008.
Impairment of Real Estate Assets. Impairment on real estate assets increased approximately $9.9 million, or approximately 280%, to $13.5 million for the nine months ended September 30, 2009, compared to approximately $3.6 million for the nine months ended September 30, 2008. Impairment losses were recorded on one property during the nine months ended September 30, 2009 and on one property during the nine months ended September 30, 2008, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of unconsolidated joint ventures was approximately $585,000 during the nine months ended September 30, 2009, compared to no equity in income of unconsolidated joint ventures during the nine months ended September 30, 2008. Through two joint ventures, we acquired indirect interests in an approximately 386,000 square foot multi-tenant retail property and a ten-property storage facility portfolio subsequent to September 30, 2008.

Interest and Other Income (Expense). Interest and other income decreased approximately $964,000, or approximately 104%, to approximately ($41,000) during the nine months ended September 30, 2009, compared to approximately $923,000 for the nine months ended September 30, 2008. The decrease was primarily due to lower average uninvested cash during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The average cash balance was approximately $37.9 million and approximately $51.5 million during the nine months ended September 30, 2009 and 2008, respectively.
Interest Expense. Interest expense increased approximately $20.6 million, or approximately 39%, to approximately $73.3 million for the nine months ended September 30, 2009, compared to approximately $52.7 million during the nine months ended September 30, 2008. The increase was primarily due to an increase in the average aggregate amount of notes payable and line of credit outstanding to approximately $1.6 billion during the nine months ended September 30, 2009 from approximately $1.3 billion for the nine months ended September 30, 2008 and an increase of the weighted average interest rate to approximately 5.91% at September 30, 2009 from approximately 5.83% at September 30, 2008.
Our asset acquisitions during the nine months ended September 30, 2009 were purchased with proceeds from the Follow-on Offering, cash flows from operations, available cash, borrowings from our Credit Facility and assumption of notes payable. We expect that our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of our borrowings and the opportunity to acquire real estate assets that meet our investment objectives.
Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance of a real estate company, MFFO excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. In addition to the adjustments in FFO, MFFO also excludes real estate impairment charges and acquisition related expenses, which are required to be expensed in accordance with GAAP. We believe that MFFO, which excludes these costs, is more representative of the operating performance of our real estate portfolio. Depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Additionally, gains and losses on sale of real estate assets and impairment charges are non-recurring items that management does not include in its evaluation of the current operating performance of its real estate investments, rather management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. Also, management does not include acquisition related expenses in its evaluation of current operating performance as acquisition related expenses are funded with proceeds from the Offering and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net income. As such, we believe MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.
However, MFFO should not be considered as an alternative to net income or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
Our calculation of MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$6,909	$8,961	$12,842	$16,597
Depreciation of real estate assets	14,217	11,063	42,103	29,056
Amortization of lease related costs	13,719	5,598	27,724	15,093
Depreciation and amortization of real estate assets in unconsolidated joint ventures	830	—	1,863	—
Acquisition related expenses	—	—	3,241	—
Impairment on real estate assets	—	—	13,500	3,550
Loss on sale of easement	—	—	150	—

MFFO	$35,675	$25,622	$101,423	$64,296

Set forth below is additional information that may be helpful in assessing our operating results:
•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $2.4 million and approximately $7.6 million during the three and nine months ended September 30, 2009, respectively and approximately $2.3 million and approximately $6.5 million during the three and nine months ended September 30, 2008, respectively.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled approximately $2.0 million and approximately $5.3 million during the three and nine months ended September 30, 2009, respectively and approximately $1.2 million and approximately $4.0 million during the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources
General
Our principal demands for funds are for real estate and real estate-related investments, the payment of acquisition related expenses, the payment of operating expenses, the payment of distributions to stockholders, the redemption of shares from our stockholders and the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income on mortgage notes receivable and marketable securities, interest earned on our cash balances and by distributions from our unconsolidated joint ventures. We expect to utilize the proceeds from the sale of shares under the DRIP, proceeds from secured or unsecured financings and borrowings on our Credit Facility to complete future property acquisitions.
As of September 30, 2009, we had cash and cash equivalents of approximately $25.0 million and available borrowings of approximately $78.5 million under our Credit Facility. Additionally, as of September 30, 2009, we had unencumbered properties with a gross book value of approximately $480.7 million that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements, including our potential future acquisitions and repayment of our debt that matures in 2009, of approximately $2.4 million, through net cash provided by property operations, as well as, secured or unsecured borrowings from banks and other lenders, borrowings on our Credit Facility, under which approximately $78.5 million was available at September 30, 2009, or refinancing of existing debt. Subsequent to September 30, 2009, we repaid approximately $2.4 million of Fixed Rate Debt, approximately $6.2 million of Variable Rate Debt and approximately $23.0 million of the Credit Facility, which was subject to variable interest rates. In addition, we incurred variable rate debt of $30.0 million, which bears interest at one-month LIBOR plus 425 basis points, with a floor of 5.75%, and matures in October 2012. We expect our operating cash flows to increase as we own the properties acquired during 2008 and 2009 for the full year in future periods and as additional properties are added to our portfolio.
During the nine months ended September 30, 2009, we paid distributions of approximately $103.3 million, including approximately $55.0 million through the issuance of DRIP shares, which were funded by adjusted cash flows from operations of approximately $88.8 million, excess cash flows from operations from previous periods of approximately $6.8 million and cash from proceeds from notes payable and line of credit borrowings of approximately $7.7 million. Adjusted cash flows from operations consists of cash flows from operations of approximately $85.5 million adjusted to add back approximately $3.2 million of real estate acquisition related expenses incurred during the period and expensed in accordance with ASC 805. During the nine months ended September 30, 2008, we paid distributions of approximately $64.7 million, including approximately $35.8 million through the issuance of DRIP shares, which were funded by cash flows from operations of approximately $70.5 million.

Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operating activities. Cash flows from operating activities as defined by GAAP is the most relevant measure in determining our ability to generate cash from our real estate investments because adjusted cash flows from operations includes adjustments that investor may deem subjective, such as adding back acquisition related expenses. Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities. We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets. We consider the real estate acquisition related expenses to have been funded by proceeds from our Offerings because the expenses were incurred to acquire our real estate investments.
On September 30, 2009, our board of directors declared a daily distribution of $0.001712329 per share, which equates to a 6.25% distribution rate on an annualized basis based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on October 1, 2009 and ending on December 31, 2009.
Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year. In addition, the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. See our Annual Report on Form 10-K for the year ended December 31, 2008. During the nine months ended September 30, 2009, we redeemed approximately 4.8 million shares for approximately $45.6 million. Subsequent to September 30, 2009, we redeemed approximately 260,000 shares for approximately $2.6 million requested upon the deaths of stockholders. Due to the limitation on the number of shares we may redeem in any calendar year, we will not be able to redeem any additional shares during the year ending December 31, 2009, other than shares subject to redemptions requested upon the death of a stockholder.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, borrowing on our Credit Facility, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions and redemptions to our stockholders.
We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions and redemptions to our stockholders.
As of September 30, 2009, we had received and accepted subscriptions for approximately 209.4 million shares of common stock in the Offerings for gross proceeds of approximately $2.1 billion. As of September 30, 2009, we had redeemed a total of approximately 6.1 million shares of common stock for a cost of approximately $57.9 million.
As of September 30, 2009, we had approximately $1.6 billion of debt outstanding, consisting of approximately $1.4 billion of Fixed Rate Debt, approximately $129.2 million of Variable Rate Debt and approximately $56.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.91%, and matures on various dates from October 2009 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 200 to 325 basis points, with certain notes containing LIBOR floors ranging from 4.50% to 5.00%, and matures on various dates from April 2010 through September 2011. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the Credit Facility. Additionally, the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, as of September 30, 2009, was approximately 48% and the weighted average years to maturity was approximately 5.9 years.

Our contractual obligations as of September 30, 2009 were as follows (in thousands):

	Payments due by period (1) (2)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments – fixed rate debt (3)	$1,439,191	$5,865	$231,252	$105,131	$1,096,943
Interest payments – fixed rate debt	553,951	85,006	231,986	140,372	96,587
Principal payments – variable rate debt (3)	129,155	90,905	38,250	—	—
Interest payments – variable rate debt (4)	4,820	3,943	877	—	—
Principal payments – line of credit	56,000	—	56,000	—	—
Interest payments – line of credit (5)	3,267	1,960	1,307	—	—

Total	$2,186,384	$187,679	$559,672	$245,503	$1,193,530

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)	Principal payment amounts reflect actual payments based on face value of notes payable.

(4)	Rates ranging from 2.25% to 5.00% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of September 30, 2009.

(5)	Based on interest rate in effect at September 30, 2009.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Operating Activities. Net cash provided by operating activities increased approximately $15.0 million, or approximately 21%, to approximately $85.5 million for the nine months ended September 30, 2009, compared to approximately $70.5 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in depreciation and amortization expenses totaling approximately $19.0 million and an increase in impairment of real estate assets of approximately $9.9 million, offset by a decrease in net income of approximately $3.8 million and a decrease in the change in accounts payable and accrued expenses of approximately $10.5 million for the nine months ended September 30, 2009. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased approximately $1.0 billion, or approximately 96%, to approximately $40.2 million for the nine months ended September 30, 2009 compared to approximately $1.1 billion for the nine months ended September 30, 2008. The decrease was primarily due to the acquisition of 20 properties, with an average purchase price of approximately $5.7 million during the nine months ended September 30, 2009, compared to the acquisition of 135 properties, with an average purchase price of approximately $8.1 million during nine months ended September 30, 2008. The decrease was offset by the purchase of two CMBS bonds at a discounted price of approximately $10.5 million, including acquisition costs, and the investment in an unconsolidated joint venture for approximately $17.3 million, including acquisition costs, during the nine months ended September 30, 2009, as compared to the purchase of one CMBS bond at a discounted price of approximately $26.8 million, including acquisition costs, during the nine months ended September 30, 2008.
Financing Activities. During the nine months ended September 30, 2009, net cash used in financing activities was approximately $126.8 million, compared to net cash provided by financing activities of approximately $998.3 million for the nine months ended September 30, 2008, resulting in a change of approximately $1.1 billion, or approximately 113%. The change was primarily due to a decrease in proceeds from issuance of common stock of approximately $777.5 million, a decrease in the proceeds from mortgage notes payable of approximately $512.3 million and an increase in redemptions of common stock of approximately $39.4 million, offset primarily by a decrease in repayment of mortgage notes payable of approximately $131.2 million and a decrease in offering costs of approximately $73.9 million. The decrease in proceeds from issuance of common stock and in offering costs was due to the termination of the Follow-on Offering subsequent to the nine months ended September 30, 2008.

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
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint venture consists of our non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a 70% interest in a joint venture that owns a ten-property storage facility portfolio. Consolidation of these investments are not required as the entities do not qualify as VIEs and do not meet the control requirements for consolidation, as defined in ASC 810.

In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which we are the primary beneficiary.
We account for these investments using the equity method of accounting per guidance established under ASC 323. The equity method of accounting requires these investments to be initially recorded at cost and subsequently adjusted for our share of equity in the joint ventures in earnings and distributions. We report our share of income and losses, including impairment charges, based on our ownership interest in the investment. We use judgment in evaluating the carrying value of each investment for impairment in accordance with ASC 323. No impairment losses were recorded related to these investments in unconsolidated joint ventures for the three and nine months ended September 30, 2009.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory services, organization and offering costs, asset and property management services and administrative services. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2009 through the date of this Quarterly Report on Form 10-Q. Refer to Note 16 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Issuance of shares of common stock through DRIP;

•	Redemption of shares of common stock;

•	Mortgage notes payable incurred and repaid; and

•	Credit Facility repayments.
New Accounting Pronouncements
Refer to Note 14 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In connection with property acquisitions, we have obtained variable rate debt financing (see Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q) to fund certain property acquisitions, and therefore we are exposed to changes in the LIBOR rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may enter into rate lock arrangements to lock interest rates on future borrowings.
As of September 30, 2009, approximately $185.2 million of the approximately $1.6 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates, which bore interest at the one-month LIBOR rate plus 200 to 325 basis points, with certain notes containing LIBOR floors ranging from 4.50% to 5.00%. As of September 30, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $1.9 million per year, assuming all of our derivatives remain effective hedges.
As of September 30, 2009, we had four interest rate swap agreements outstanding, which mature on various dates from September 2011 through March 2016, with an aggregate notional value of approximately $92.5 million and an aggregate fair value of approximately ($3.3) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of September 30, 2009, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of approximately $1.1 million.
As of September 30, 2009, we had two interest rate cap agreements, which mature in August and September 2010, with an aggregate notional value of approximately $70.0 million and an aggregate fair value of approximately $14,000. The fair value of the interest rate caps is dependent upon existing market interest rates and swap spreads. As of September 30, 2009, an increase of 50 basis points in interest rates would result in an increase to the fair value of the interest rate caps of approximately $20,000. Neither of the interest rate caps was designated as hedging instruments under ASC 815. Therefore, the gain resulting from the increase in fair value of the interest rate caps of approximately $20,000 would be recorded as a gain in operations.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Item 4T. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
As of September 30, 2009, we had accepted subscriptions for 209,357,470 shares (including shares sold pursuant to our DRIP and excluding redemptions) of common stock in the Offerings, resulting in gross proceeds of approximately $2.1 billion, out of which we paid fees and costs of approximately $170.7 million in selling commissions and dealer manager fees, approximately $65.9 million in acquisition fees, approximately $18.5 million in finance coordination fees, and approximately $16.3 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Offerings are thus approximately $1.8 billion as of September 30, 2009. With the net offering proceeds and indebtedness, we acquired approximately $3.4 billion in real estate and related assets. As of November 12, 2009, we had sold an aggregate of approximately 209.9 million shares in our Offerings for gross offering proceeds of $2.1 billion (including shares sold pursuant to our DRIP). We did not sell any unregistered equity securities during the nine months ended September 30, 2009.
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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2009, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
	Shares Redeemed	Paid per Share	Plans or Programs	the Plans or Programs
July 2009	228,547	$9.96	228,547	(1)
August 2009	9,686	9.96	9,686	(1)
September 2009	—	—	—	(1)

Total	238,233		238,233	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2009 that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders
No events occurred during the three months ended September 30, 2009 that would require a response to this item.
Item 5. Other Information
No events occurred during the three months ended September 30, 2009 that would require a response to this item.
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
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ D. Kirk McAllaster, Jr.
D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2009

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

32.1	*
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