Form 10-K
period 2009-12-31
Cole Credit Property Trust II Inc
filed 2010-03-30
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates as of June 30, 2009: approximately $2.0 billion assuming a market value of $10.00 per share based on our offering price. No established market exists for the Registrant’s common stock.
The number of shares of common stock outstanding as of March 29, 2010 was 206,005,935.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
Formation
Cole Credit Property Trust II, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2009, we owned 693 properties comprising approximately 19.5 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2009, the rentable space at these properties was approximately 94% leased. As of December 31, 2009, we also owned 69 mortgage notes receivable, with an aggregate carrying value of approximately $82.5 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, we had an 85.48% indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of December 31, 2009. In addition, we owned six commercial mortgage-backed securities (“CMBS”) bonds, with an aggregate fair value of approximately $56.4 million as of December 31, 2009.
Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership organized in 2004. The Company is the sole general partner of and owns an approximately 99.99% interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the advisor to the Company, is the sole limited partner and owns an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP II.
Cole Advisors II, pursuant to a contractual arrangement, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. The agreement with Cole Advisors II is for a one-year term and is reconsidered on an annual basis by our board of directors.
On June 27, 2005, we commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, we increased the aggregate amount of the Initial Offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the DRIP in a related Registration Statement on Form S-11. Subsequently, we reallocated the shares of common stock available such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of approximately $541.4 million and a maximum of 1,202,000 shares was available under the DRIP for an aggregate offering price of approximately $11.4 million.
We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to such date, we were considered a development stage company. We terminated the Initial Offering on May 22, 2007. As of the close of business on May 22, 2007, we had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the DRIP, resulting in gross offering proceeds to us of approximately $547.4 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Initial Offering were deregistered.
On May 23, 2007, we commenced our follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”). We terminated the Follow-on Offering on January 2, 2009. As of the close of business on January 2, 2009, we had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross offering proceeds of approximately $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. Unsold shares in the Follow-on Offering were deregistered.
On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). As of December 31, 2009, we had issued 8,753,832 shares of our common stock in the DRIP Offering, resulting in gross proceeds of approximately $83.2 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of approximately $2.1 billion (including shares sold pursuant to the DRIP) as of December 31, 2009, before offering costs, selling commissions, and dealer management fees of approximately $188.3 million and before share redemptions of approximately $60.6 million.

Our stock is not currently listed on a national securities exchange. We may seek to list our stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our common stock until our shares are listed on a national securities exchange. In the event we do not obtain listing prior to May 22, 2017, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.
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
Acquisition and Investment Policies
Primary Investments
We invest primarily in freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants. Our investments may be direct investments in such properties or in other entities that own or invest in, directly or indirectly, interests in such properties. Currently, our portfolio consists primarily of freestanding, single-tenant properties net leased for use as retail establishments. A portion of our portfolio also includes multi-tenant retail properties and single-tenant properties leased to office and industrial tenants. In addition, we have acquired, and may continue to acquire, mortgage loans secured by similar types of commercial properties in our portfolio. Although we expect our portfolio will continue to consist primarily of freestanding, single-tenant properties, we expect to continue to invest in other property types, including office and industrial properties, leased to one or more tenants. In addition, we expect to further diversify our portfolio by investing in multi-tenant properties that compliment our overall investment objectives and additional mortgage loans.
Many of our properties are leased to single-tenants of large national retail chains or franchises, including “big box” retailers, which operate stores in the home improvement, drug, sporting goods, specialty, convenience and restaurant industries. Other properties are so-called “power centers,” which are comprised of big box retailers and smaller retail establishments, and other multi-tenant properties that compliment our overall investment objectives. Our advisor monitors industry trends and seeks to identify properties on our behalf that will provide a favorable return balanced with risk. Our management primarily targets retail businesses with established track records. This industry is highly property dependent, therefore our advisor believes it offers highly competitive sale-leaseback investment opportunities.
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

To the extent feasible, we have acquired a well-balanced portfolio diversified by geographic location, age of the property and lease maturity. We pursued properties with tenants that represent a variety of industries so as to avoid concentration in any one industry. We expect these industries to include all types of retail establishments, such as “big box” retailers, convenience stores, drug stores and restaurant properties. We expect that tenants of our properties will also be diversified between national, regional and local brands. We generally targeted properties with lease terms in excess of ten years. We have acquired, and may continue to acquire, properties with shorter terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition and lease characteristics. We expect any future acquisitions to be made in the United States, including United States protectorates.
Many retail companies today are entering into sale-leaseback arrangements as a strategy for applying more capital that would otherwise be applied to their real estate holdings to their core operating businesses. We believe that our investment strategy enables us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as retailers attempt to divest from real estate assets.
There is no limitation on the number, size or type of properties that we have acquired, or may continue to acquire, or on the percentage of net proceeds of the Offerings that have been or may be invested in a single property. The number and mix of properties we will hold at any given time depends primarily upon real estate market conditions and other circumstances existing at that time.
We incur debt to acquire properties if our board determines that incurring such debt is in our best interest. In addition, from time to time, we acquire properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We generally use the proceeds from such loans to acquire additional properties. See the section below captioned “— Borrowing Policies” for a more detailed explanation of our borrowing intentions and limitations.
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
The majority of our properties had lease terms of ten years or more at the time we acquired them. We may acquire in the future, properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases for our properties also may contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors. Under triple net and double net leases, the tenants are generally required to pay the real estate taxes, insurance, utilities and common area maintenance charges associated with the properties. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor has obtained and may obtain in the future, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy.
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
Other Possible Investments
Although we expect that most of our additional property acquisitions will be of the type described above, we may make other investments. For example, we are not limited to investments in single-tenant, freestanding retail properties or properties leased to investment grade and other creditworthy tenants and complimentary multi-tenant properties. We may invest in other commercial properties such as business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities, or in other entities that make such investments or own such properties, in order to reduce overall portfolio risks or enhance overall portfolio returns if our advisor and board of directors determine that it would be advantageous to do so. Further, to the extent that our advisor and board of directors determine it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, we have invested, and may continue to invest, in CMBS and mortgage loans generally secured by the same types of commercial properties that we generally acquire. We also have invested, and may continue to invest, in other investments related to real property or entities or joint ventures that make similar investments.
Our criteria for investing in CMBS and mortgage loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons (other than mortgage loans), to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than direct or indirect interests in real estate.

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
Ownership Structure
Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. In addition, we invest in mortgages acquired in the secondary market and secured by commercial properties. We acquire such assets either directly through our operating partnership, or indirectly through limited liability companies, limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Cole Advisors II or other persons. See the “- Joint Venture Investments” section below. In addition, we have purchased, and may continue to purchase, properties and lease them back to the sellers of such properties. While we use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.
Joint Venture Investments
We have entered, and may continue to enter, into arrangements such as joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties as well as affiliated entities, including other real estate programs sponsored by affiliates of our advisor for the acquisition, development or improvement of properties with affiliates of our advisor, including other real estate programs sponsored by affiliates of our advisor. Additionally, we may enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, Cole Advisors II evaluates the real property that such joint venture owns or is being formed to own under the same criteria described above in “- Investment Decisions” for the selection of our real estate property investments. We entered into one joint venture during the year ended December 31, 2009. As of December 31, 2009, we had interests in two unconsolidated joint ventures.
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
Borrowing Policies
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. In the event that we issue preferred stock that is entitled to a preference over the common stock in respect of distributions or liquidation or is treated as debt under accounting principles generally accepted in the United States (“GAAP”), we will include it in the leverage restriction calculations, unless the issuance of the preferred stock is approved or ratified by our stockholders.
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
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted and the overall economic fundamentals remain uncertain. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or to place or refinance debt on properties within our portfolio. Additionally, for properties in which we are able to obtain acquisition or post-acquisition financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $135.0 million line of credit (the “Credit Facility”), obtaining short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock, cap or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we acquire a larger percentage of our properties for cash without financing, we will acquire and own fewer properties, which may adversely affect our results of operations. Additionally, if we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations since any interest we may earn on uninvested cash, or returns on short-term investments we may make with cash pending investment in properties, is likely to be significantly less than rental income would be. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2009, we did not borrow any funds from our advisor’s affiliates. During the year ended December 31, 2008, we borrowed and subsequently repaid an aggregate of approximately $32.0 million from our advisor’s affiliates. Our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approved each of these loans as being fair, competitive, and commercially reasonable to us and no less favorable to us than between unaffiliated parties under the same circumstances.

Acquisition of Properties from Affiliates
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate as well as property held by an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2009, we did not purchase any properties from our advisor’s affiliates. During the year ended December 31, 2008, we purchased 22 properties or investments therein for approximately $121.3 million from our advisor’s affiliates. Our board of directors, including all of the independent directors, not otherwise interested in the transaction, approved these purchases as being fair and reasonable to the Company, at a price in excess of the cost to Cole Credit Property Fund, LP and Cole Credit Property Fund II, LP, the respective affiliates. Substantial justification existed for such excess, as such excess was determined by the board to be reasonable and the cost to the Company did not exceed the properties’ then-current fair market value as determined by an independent appraiser approved by our independent directors. See “Conflicts of Interest” below.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with Cole Advisors II and its affiliates, including conflicts related to the arrangements pursuant to which Cole Advisors II and its affiliates will be compensated by us. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below. Additionally, one of our directors and all of our executive officers are affiliates of Cole Advisors II, as well as other Cole-sponsored real estate programs.
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
Interests in Other Real Estate Programs
Affiliates of our advisor act as an advisor to, and our executive officers and two of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT”), and/or Cole Credit Property Trust III, Inc. (“CCPT III”), each a real estate investment trust that has investment objectives and targeted assets similar to ours. CCPT is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. CCPT III is offering up to a maximum of 230,000,000 shares of common stock in a primary offering and up to 20,000,000 additional shares pursuant to a distribution reinvestment plan, and is currently pursuing acquisitions of properties. In addition, CCPT III has an offering in registration to offer up to an additional 250,000,000 shares of common stock in a primary offering and up to an additional 25,000,000 shares pursuant to a distribution reinvestment plan. In the event that CCPT sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest. Affiliates of our officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same investment objectives and policies as we do. Our advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.
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
In addition, each of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serve as an officer of our advisor, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the fiduciary duties that they owe to us and our stockholders.
We may purchase properties or interests in properties from affiliates of Cole Advisors II. The prices we pay to affiliates of our advisor for these properties will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property we acquire from an affiliate may not exceed its fair market value as determined by a competent independent appraiser. In addition, the price must be approved by a majority of our directors who have no financial interest in the transaction, including a majority of our independent directors. If the price to us exceeds the cost paid by our affiliate, our board of directors must determine that there is substantial justification for the excess cost. During the year ended December 31, 2009, we did not purchase any properties from our advisor’s affiliates. During the year ended December 31, 2008, we purchased 22 properties or investments therein for approximately $121.3 million from our advisor’s affiliates. Our board of directors, including all of the independent directors, not otherwise interested in the transaction, approved these purchases as being fair and reasonable to the Company, at a price in excess of the cost to Cole Credit Property Fund, LP and Cole Credit Property Fund II, LP, the respective affiliates. Substantial justification existed for such excess, as such excess was determined by the board to be reasonable and the cost to the Company did not exceed the properties’ then-current fair market value as determined by an independent appraiser approved by our independent directors.
Competition in Acquiring, Leasing and Operating of Properties
Conflicts of interest may exist to the extent that we may acquire properties or enter into joint ventures that own properties in the same geographic areas where properties owned by other Cole-sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Cole-sponsored program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Cole-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors II will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors II will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.
Affiliated Dealer Manager
Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of Cole Advisors II, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offerings.
Affiliated Property Manager
Our properties are, and we anticipate that properties we acquire will be, managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), pursuant to a property management and leasing agreement. Our agreement with Cole Realty Advisors has a one year term. We expect Cole Realty Advisors to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the gross revenue received by the managed properties.

Lack of Separate Representation
Morris, Manning & Martin, LLP acts, and may in the future act, as counsel to us, Cole Advisors II, Cole Capital and their affiliates in connection with our Offerings. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, Cole Advisors II, Cole Capital or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.
Receipt of Fees and Other Compensation by Cole Advisors II and its Affiliates
A transaction involving the purchase and sale of properties or joint venture interests may result in the receipt of commissions, fees and other compensation by Cole Advisors II and its affiliates, including acquisition and advisory fees, financing coordination fees, property management and leasing fees, asset management fees, selling commissions, real estate commissions, acquisition expenses, operating expenses and subordinated participation in net sale proceeds. However, the fees, compensation and expenses payable or reimbursable to Cole Advisors II or its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors II will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors II may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors II or its affiliates regardless of the quality of the properties acquired or the services provided to us.
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
Employees
We have no direct employees. The employees of Cole Advisors II and other affiliates of our advisor provide services for us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations, and all other administrative services. The employees of Cole Capital, our affiliated dealer manager, provide wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse Cole Advisors II and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2009 and 2008, approximately $525,000 and approximately $3.7 million, respectively, was reimbursed to Cole Advisors II or its affiliates for personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to our Follow-on Offering.
Insurance
See the section captioned “— Description of Leases” above.
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. In addition, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk
As of December 31, 2009, we had cash on deposit in five financial institutions, three of which had deposits in excess of current federally insured levels, totaling approximately $27.7 million; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.
No single tenant accounted for greater than 10% of our gross annualized base rental revenues for the year ended December 31, 2009 and 2008. Tenants in the specialty retail, drugstore and restaurant industries comprised approximately 18%, approximately 16% and approximately 13%, respectively, of our 2009 gross annualized base rental revenues for the year ended December 31, 2009. Tenants in the specialty retail, drugstore, and restaurant industries comprised approximately 19%, approximately 13%, and approximately 13%, respectively, of our 2008 gross annualized base rental revenues for the year ended December 31, 2008. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2009, 158 of our properties were located in Texas and 22 of our properties were located in Florida, accounting for approximately 16% and approximately 11% of our 2009 gross annualized base rental revenues, respectively. As of December 31, 2008, 156 of our properties were located in Texas and 22 of our properties were located in Florida, accounting for approximately 15% and approximately 12% of our 2008 gross annualized base rental revenues, respectively.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.
Environmental Matters
In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. During the years ended December 31, 2009 and 2008, we acquired certain properties that are subject to environmental remediation. In each case, the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. We do not believe that the environmental matters identified at such properties will have a material adverse effect on our consolidated results of operations, nor are we aware of any environmental matters at other properties which we believe will have a material adverse effect on our consolidated results of operations.
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
There currently is no public market for our shares and there may never be one. In addition, we do not have a fixed liquidation date. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, or more than 9.8% in value or number of shares (whichever is more restrictive) of our common stock, by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for redemption of shares, or amend, suspend or terminate our share redemption program upon 30 days’ notice. Our board of directors suspended our share redemption program on November 10, 2009. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

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
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.

A number of Cole real estate programs use investment strategies that are similar to ours, therefore our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
Our sponsor may have simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Cole-sponsored programs managed by officers and key personnel of our advisor and/or its affiliates, and these other Cole-sponsored programs may use investment strategies and have investment objectives that are similar to ours. In particular, CCPT III currently is offering shares of its common stock pursuant to an effective registration statement and pursuing acquisitions of assets that may be suitable for us to acquire. Our executive officers and the executive officers of our advisor also are the executive officers of other Cole-sponsored REITs and their advisors, the general partners of Cole-sponsored partnerships and/or the advisors or fiduciaries of other Cole-sponsored programs. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Cole-sponsored program. In the event these conflicts arise, our best interests may not be met when officers and key persons acting on behalf of our advisor and on behalf of advisors and managers of other Cole-sponsored programs decide whether to allocate any particular property to us or to another Cole-sponsored program or affiliate that has an investment strategy similar to ours. In addition, we may acquire properties in geographic areas where other Cole-sponsored programs own properties. If one of the other Cole-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if we acquire properties from or sell properties to other Cole-sponsored programs, or if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other Cole-sponsored programs may be competing with us for these investments.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding stock, or more than 9.8% in value or number of shares (whichever is more restrictive) of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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
Our board of directors may amend the terms of our share redemption program without stockholder approval. Our board also is free to suspend or terminate the program upon 30 days notice or to reject any request for redemption. Our board of directors suspended our share redemption program on November 10, 2009. In addition, the share redemption program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. These limits might prevent us from accommodating all redemption requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
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

General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:
•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These risk and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
Many of our retail properties depend upon a single tenant, or a limited number of major tenants, for all or a majority of its rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties are materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will continue to be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our cash flow and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered, and may continue to enter, into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.
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
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of a tenant under its leases, the expiration of a tenant lease or early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to you. In addition, because a property’s market value depends principally upon the value of the property’s leases, the resale value of a property with prolonged vacancies could decline, which could further reduce your return.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from our Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We reserve only approximately 0.1% of the gross proceeds from our Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to you.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Many of our leases will not contain rental increases over time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties, including those that we acquire in the future, are and will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. While many of our property leases require the tenants to pay all or a portion of these expenses, some of our leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.
The current market environment may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or, intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or the ability of our tenants/operators to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders as follows:
•	Debt Market — Although there are signs of recovery, the real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•	Commercial Real Estate Market — The recent global economic recession has caused commercial real estate values to decline substantially. As a result, there may be uncertainty in the valuation, or in the stability of the value, of the properties we acquire that could result in a substantial decrease in the value of our properties after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.
•	Government Intervention — The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.
Adverse economic and geopolitical conditions may negatively affect our returns and profitability.
Our operating results may be affected by market and economic challenges, which may result from a continued or exacerbated general economic downturn experienced by the nation as a whole, by the local economies where our properties may be located, or by the real estate industry including the following:
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
The United States’ armed conflict in various parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We diversify our cash and cash equivalents, and will continue to do so, among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. As of December 31, 2009, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured level. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, each of our tenants is, and we expect will be, responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to you.
CC&Rs may restrict our ability to operate a property.
Some of our properties are, and we expect certain additional properties will be, contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we are subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
While we do not currently intend to do so, we may acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
While we do not currently intend to do so, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved real property to real property we intend to develop, your investment, nevertheless, is subject to the risks associated with investments in unimproved real property.

If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may enter into one or more contracts, either directly or indirectly through joint ventures, with affiliates or others, to acquire real property from an affiliated or unaffiliated development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:
•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our Offerings to pay the purchase price at closing.
The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations. However, if the development company is an affiliate of our advisor, its obligation to refund our earnest money deposit may be guaranteed by Cole Realty Advisors, our property manager, which will enter into contracts to provide property management and leasing services to various Cole-sponsored programs, including us, for substantial monthly fees. As of the time Cole Realty Advisors may be required to perform under any guaranty, Cole Realty Advisors may not have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of Cole Realty Advisors, we would likely be required to accept installment payments over time payable out of the revenues of Cole Realty Advisors’ operations. We may not be able to collect the entire amount of our earnest money deposit under such circumstances.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase could result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions to you and the amount of distributions.
We typically acquire properties located in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in close proximity to our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions to you and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.

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
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to you and may reduce the value of your investment.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
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
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows and distributions to stockholders. Even in the absence of a purchaser default, the distribution of sale proceeds to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.
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

Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties generally are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Risks Associated with Debt Financing
We have incurred, and expect to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
We expect to incur additional indebtedness even if we raise significant proceeds in our Offerings. We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.
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
We have financed, and may continue to finance, our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
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
Investments in real estate-related securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.
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
The CMBS in which we have invested, and may continue to invest, are subject to all of the risks of the underlying mortgage loans, the risks of the securitization process and dislocations in the mortgage-backed securities market in general.
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
We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
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
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.
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
As of December 31, 2009, we owned 693 properties comprising approximately 19.5 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2009, 397 of the properties were freestanding, single-tenant retail properties, 275 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements. As of December 31, 2009, approximately 94% of the rentable square feet of these properties was leased, with an average remaining lease term of approximately 11.5 years. As of December 31, 2009, we had outstanding debt of approximately $1.6 billion, secured by properties in our portfolio and the related tenant leases. Through two joint ventures, we had an 85.48% indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of December 31, 2009. As of December 31, 2009, the total assets held within the unconsolidated joint ventures was approximately $152.3 million and the face value of the non-recourse mortgage notes payable was approximately $113.5 million.

Property Statistics
The following table shows the tenant diversification of our consolidated real estate assets, based on gross annualized base rent, as of December 31, 2009:

			2009 Gross
			Annualized	Percentage of 2009
	Total Number	Leased	Base Rent	Gross Annualized
Tenant	of Leases	Square Feet (1)	(in thousands)	Base Rent
Walgreens — drug store	57	824,683	$19,091	8%
Church’s Chicken — restaurant	1	244,067	13,210	6%
Academy Sports — sporting goods	9	1,915,155	11,586	5%
Circle K — convenience store	83	263,162	11,550	5%
CVS — drug store	32	347,232	7,986	3%
Ferguson Enterprises — specialty retail	8	1,111,843	6,940	3%
Petsmart — specialty retail	8	1,035,471	6,146	3%
Lowe’s — home improvement	8	1,061,679	6,067	3%
Station Casinos — gaming	1	138,558	5,922	3%
Pep Boys — automotive parts	2	380,363	5,478	2%
Other	471	11,015,918	134,587	59%

	680	18,338,131	$228,563	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.
The following table shows the tenant industry diversification of our consolidated real estate assets, based on gross annualized base rent, as of December 31, 2009:

			2009 Gross
			Annualized	Percentage of 2009
	Total Number	Leased	Base Rent	Gross Annualized
Industry	of Leases	Square Feet (1)	(in thousands)	Base Rent
Specialty retail	193	4,569,864	$41,188	18%
Drugstore	121	1,596,687	36,338	16%
Restaurant	90	720,008	29,425	13%
Sporting goods	16	2,190,386	15,258	7%
Home improvement	13	1,616,082	12,813	6%
Convenience stores	84	277,478	12,563	5%
Automotive parts	23	631,879	8,700	4%
Consumer electronics	14	541,138	6,945	3%
Fitness and health	15	404,542	6,811	3%
Warehouse club	6	635,875	6,705	3%
Other	105	5,154,192	51,817	22%

	680	18,338,131	$228,563	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our consolidated real estate assets, based on gross annualized base rent, as of December 31, 2009:

			2009 Gross
			Annualized	Percentage of 2009
	Total Number	Rentable	Base Rents	Gross Annualized
Location	of Properties	Square Feet (1)	(in thousands)	Base Rent
Texas	158	3,476,292	$35,639	16%
Florida	22	2,078,050	24,039	11%
Illinois	21	1,683,522	17,787	8%
Georgia	57	1,010,900	15,870	7%
Ohio	61	609,863	12,122	5%
Nevada	2	1,009,278	9,747	4%
Missouri	24	668,733	8,971	4%
Tennessee	38	510,358	7,970	3%
Virginia	12	992,590	6,810	3%
North Carolina	17	780,175	6,433	3%
Other	281	6,713,993	83,175	36%

	693	19,533,754	$228,563	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2009, the weighted average remaining lease term was approximately 11.5 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $3,000 to approximately $8.1 million (average of approximately $246,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.
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
The following table shows lease expirations of our consolidated real estate assets as of December 31, 2009, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

			2009 Gross
			Annualized	Percentage of 2009
	Total Number	Leased Square	Base Rent	Gross Annualized
Year of Lease Expiration	of Leases	Feet Expiring (1)	(in thousands)	Base Rent
2010	28	329,477	$1,483	1%
2011	15	61,155	962	<1%
2012	48	301,055	4,738	2%
2013	58	526,731	6,703	3%
2014	20	309,814	3,710	2%
2015	29	1,369,097	11,041	5%
2016	38	1,696,667	17,049	7%
2017	56	1,615,584	16,896	7%
2018	68	1,337,168	18,367	8%
2019	17	470,607	7,067	3%
Thereafter	303	10,320,776	140,547	61%

	680	18,338,131	$228,563	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Mortgage Information
As of December 31, 2009, we had approximately $1.6 billion of debt outstanding, consisting of approximately $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), approximately $123.0 million of variable rate mortgage loans (the “Variable Rate Debt”) and approximately $33.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.88%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBO rate plus 200 to 325 basis points, with certain notes containing LIBO rate floors ranging from 4.50% to 5.00%, and matures on various dates from April 2010 through September 2011. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for terms of the Credit Facility. As of December 31, 2009, approximately $101.5 million was available under the Credit Facility. Each of the notes payable is secured by the respective properties on which the debt was placed. The mortgage notes are generally non-recourse to us and Cole OP II, but both are liable for customary non-recourse carve-outs.
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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 29, 2010, we had approximately 206.0 million shares of common stock outstanding, held by a total of 41,350 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Initial Offering and Follow-on Offering, we sold shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Pursuant to the DRIP Offering, we are issuing shares of our common stock to our stockholders at a price of $9.50 per share pursuant to our DRIP. Additionally, we provided discounts in our Initial Offering and Follow-on Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2009. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until 18 months after the termination of the Follow-on Offering, which will be in June 2010, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning in June 2010, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our company as a whole.
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

During the term of the Follow-on Offering, the redemption price per share depended on the length of time a redeeming stockholder held such shares as follows: after one year from the purchase date — 92.5% of the amount paid for each share; after two years from the purchase date — 95.0% of the amount paid for each share, after three years from the purchase date — 97.5% of the amount paid for each share; and after four years from the purchase date — 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our redemption plan will always be equal to, or lower, than the applicable per share offering price. Thereafter the per share redemption price will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We may charge an administrative fee to the stockholder for the search and other costs, which will be deducted from the proceeds of the redemption or, if a lien exists, may be charged to the stockholder. Subject to our waiver of the one-year holding period requirement, shares required to be redeemed in connection with the death of a stockholder may be repurchased without the one-year holding period requirement, at a purchase price equal to the price actually paid for the shares.
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
On November 10, 2009, our board of directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder, which we will continue to accept. Our board of directors currently expects to make funds available for regular redemptions under the share redemption program in the second half of 2010 after we conduct a valuation of our share price, which it is required to be complete in June 2010.
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
During the year ended December 31, 2009, we redeemed approximately 5.1 million shares under our share redemption program, at an average redemption price of $9.46 per share for an aggregate redemption price of approximately $48.3 million. During the year ended December 31, 2008, we redeemed approximately 1.0 million shares under our share redemption program, at an average redemption price of $9.66 per share for an aggregate redemption price of approximately $10.1 million. During the years ended December 31, 2009 and 2008, we issued approximately 7.5 million and approximately 5.6 million shares of common stock under the DRIP, respectively, for proceeds of approximately $71.0 million and approximately $53.5 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares.

During the three-month period ended December 31, 2009, we redeemed shares as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
	Redeemed	Paid per Share	Programs	Plans or Programs
October 2009	249,804	$9.98	249,804	(1)
November 2009	17,011	$9.99	17,011	(1)
December 2009	—	—	—	(1)

Total	266,815		266,815	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
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
The following table shows the distributions we paid during the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	Total	Distributions Paid
Year	Distributions Paid	per Common Share	Return of Capital	Ordinary Income
2009	$134,983	$0.67	$0.41	$0.26
2008	$96,051	$0.66	$0.36	$0.30
2007	$37,727	$0.62	$0.37	$0.25
Use of Public Offering Proceeds
We registered 50,000,000 shares of our common stock in our Initial Offering (SEC File no. 333-121094, effective June 27, 2005), of which we registered 45,000,000 shares at $10.00 per share to be offered to the public and 5,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share. In November 2006, we filed an additional registration statement to increase the aggregate number of shares available in our primary offering to 49,390,000 and the aggregate number of shares available in our DRIP to 5,952,000. We terminated the Initial Offering on May 22, 2007. We registered 150,000,000 shares of our common stock in our Follow-on Offering (SEC File no. 333-138444, effective May 11, 2007). The Follow-on Offering included up to 143,050,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 6,000,000 shares to be offered for sale pursuant to the Company’s DRIP. On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to our DRIP in our DRIP Offering. As of December 31, 2009, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding. As of December 31, 2009, we had issued an aggregate of approximately 211,041,763 shares of common stock, excluding redemptions, in our Offerings, raising gross offering proceeds of approximately $2.1 billion. From this amount, we paid approximately $65.9 million in acquisition fees to Cole Realty Advisors, approximately $135.5 million in selling commissions and dealer manager fees to Cole Capital (of which approximately $134.3 million was reallowed to third-party broker dealers), approximately $18.8 million in finance coordination fees to Cole Advisors II and approximately $16.3 million in organization and offering costs to Cole Advisors II. We paid no selling commissions and dealer manager fees to Cole Capital during the year ended December 31, 2009. With the net offering proceeds and indebtedness, we acquired approximately $3.3 billion in total gross real estate and related assets net of gross intangible lease liabilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

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
As of March 29, 2010, we had issued approximately 10.4 million shares in the DRIP Offering at an aggregate gross offering price of approximately $98.7 million. As of March 29, 2010, we had approximately 19.6 million shares available in the DRIP Offering.
Unregistered Sale of Securities and Issuance of Stock Options
We issued 20,000 shares of our common stock to Cole Holdings Corporation (“Cole Holdings”) in connection with our inception in 2004 at $10.00 per share. On each of May 2, 2005, May 23, 2006, August 15, 2007, May 29, 2008 and May 29, 2009, we issued options to purchase 10,000 shares of our common stock to our independent directors under our Independent Director Stock Option Plan. During the year ended December 31, 2009, 5,000 options to purchase shares were exercised. These shares and options were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.
The following table provides information regarding our equity compensation plan as of December 31, 2009:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans

Equity compensation plans approved by security holders	45,000	$9.12	950,000
Equity compensation plans not approved by security holders	—	N/A	—

Total	45,000	$9.12	950,000

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total investment in real estate assets, net	$3,131,639	$3,127,334	$1,794,352	$446,544	$91,618
Investment in mortgages notes receivable, net	$82,500	$84,994	$87,100	$—	$—
Marketable securities	$56,366	$24,583	$—	$—	$—
Investment in unconsolidated joint ventures	$40,206	$25,792	$—	$—	$—
Cash and cash equivalents	$28,417	$106,485	$43,517	$37,566	$4,575
Total assets	$3,413,104	$3,432,028	$1,967,698	$500,421	$98,810
Mortgage notes payable	$1,607,473	$1,550,314	$1,055,682	$218,266	$66,804
Notes payable to affiliates	$—	$—	$—	$—	$4,453
Acquired below market lease intangibles, net	$149,832	$156,813	$80,032	$2,649	$15
Stockholders’ equity	$1,521,984	$1,614,976	$781,086	$266,236	$25,205
Operating Data:
Total revenue	$275,455	$201,004	$89,842	$19,520	$742
General and administrative	$7,020	$5,632	$2,011	$953	$156
Property operating expenses	$25,821	$16,796	$6,467	$1,417	$—
Property and asset management fees	$14,904	$9,762	$4,184	$937	$39
Depreciation and amortization	$90,750	$63,859	$30,482	$6,469	$221
Impairment of real estate assets	$13,500	$3,550	$5,400	$—	$—
Operating Income	$120,219	$101,405	$41,298	$9,744	$325
Interest expense	$98,997	$78,063	$39,076	$8,901	$467
Net income (loss)	$22,406	$25,092	$4,480	$1,346	$(115)
Modified funds from operations (1)	$132,691	$92,566	$40,362	$7,815	$107
Cash Flow Data:
Cash flows provided by operating activities	$116,872	$96,073	$43,366	$7,861	$398
Cash flows used in investing activities	$(45,497)	$(1,216,078)	$(1,364,777)	$(320,177)	$(93,641)
Cash flows (used in) provided by financing activities	$(149,443)	$1,182,973	$1,327,362	$345,307	$97,618
Per Share Data:
Net income (loss) — basic and diluted	$0.11	$0.17	$0.07	$0.10	$(0.28)
Weighted average dividends declared	$0.66	$0.70	$0.68	$0.64	$0.47
Weighted average shares outstanding — basic	202,686,670	146,198,235	60,929,996	13,275,635	411,909
Weighted average shares outstanding — diluted	202,690,094	146,201,399	60,931,316	13,275,635	411,909

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net income (loss).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview
We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Initial Offering. We have no paid employees and are externally advised and managed by Cole Advisors II, an affiliate of ours. We currently qualify, and intend to continue to elect to qualify, as a REIT for federal income tax purposes.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for approximately 87% and 89% of total revenue during the years ended December 31, 2009 and 2008, respectively. As approximately 94% of our rentable square feet was under lease as of December 31, 2009, with an average remaining lease term of approximately 11.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2009, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was approximately 48%, with approximately 9.7% of the debt, or approximately $156.0 million, including approximately $33.0 million outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our planned property acquisitions to determine the appropriate acquisition financing, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions, our results of operations may be adversely affected.
Recent Market Conditions
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted and the overall economic fundamentals remain uncertain. Domestic and international financial markets experienced significant disruptions, which were brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by utilizing fixed rate loans if the terms are acceptable, borrowing on our existing $135.0 million Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates, and declining property values. As of December 31, 2009, approximately 94% of our rentable square feet was under lease. During the year ended December 31, 2009, we experienced increased tenant vacancies primarily due to tenant bankruptcies, lease expirations and lease terminations. We expect that we may experience additional vacancies if the current economic conditions persist. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has been increasing. As a result of these factors, our operating results for the year ended December 31, 2009 were adversely affected. However, our operating results for the year ended December 31, 2009, benefited from the assets acquired during the year ended December 31, 2009 and the impact of owning the assets we acquired during the year ended December 31, 2008 for the full year ending December 31, 2009.
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
Investment in and Valuation of Real Estate and Related Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses effective January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.
Assets, other than land, are depreciated or amortized on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to circumstances, such as lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.
We continue to monitor certain properties for which we have identified impairment indicators. As of December 31, 2009, we had eight properties with an aggregate book value of approximately $159.4 million for which we assessed the recoverability of the carrying values. For each of these properties the undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continued to exceed the carrying value of these assets as of December 31, 2009. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. During the year ended December 31, 2009, we identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, we reassessed and reduced the carrying values of both the real estate assets and the related intangible assets to their estimated fair value and recorded an impairment loss of $13.5 million during the year ended December 31, 2009. During the year ended December 31, 2008, we identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, we reassessed and reduced the carrying values of both the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of approximately $3.6 million during the year ended December 31, 2008.

Projections of expected future cash flows require us to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to release the property, required tenant improvements and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.
When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. We had no assets identified as held for sale as of December 31, 2009 and 2008.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.
Investment in Direct Financing Leases
We evaluate the leases associated with our real estate properties in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases. For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. Any write-downs of estimated residual value are recognized as impairments in the current period. There were no write-downs recognized during the years ended December 31, 2009, 2008 and 2007.

Investment in Mortgage Notes Receivable
Mortgage notes receivable consist of loans we acquired, which are secured by real estate. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. We defer certain loan origination and commitment fees, and amortize them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. We evaluate the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a mortgage note receivable is considered to be impaired, the amount of loss is calculated as the amount that the recorded investment exceeds the greater of the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses were recorded related to mortgage notes receivable for the years ended December 31, 2009, 2008 and 2007.
Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS. ASC 470, Debt, requires us to classify our investments in real estate securities as trading, available-for-sale or held-to-maturity. We classify our investments as available-for-sale as we intend to hold our investments until maturity, however we may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
Our marketable securities are carried at fair value and are valued using Level 3 inputs. We primarily use estimated quoted market prices from third party trading desks, where available, for similar CMBS tranches that actively participate in the CMBS market, and adjusted for industry benchmarks, such as the CMBX Index, where applicable. We receive non-binding quotes from established financial institutions, where available, and estimate a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If we are unable to obtain quotes from third parties or if we believe quotes received are inaccurate, we will estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of December 31, 2009 and 2008, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in our valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, our estimates of fair value may have significant volatility.
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

Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of December 31, 2009, consists of our non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a 70% interest in a joint venture that owns a ten-property storage facility portfolio. Consolidation of these investments is not required as the entities do not qualify as VIEs and do not meet the control requirements for consolidation, as defined in ASC 810, Consolidation (“ASC 810”). In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which we are the primary beneficiary. Each of us and the respective joint venture partner must approve decisions about the respective entity’s activities that have a significant effect on the success of the entity. As of December 31, 2009, the total assets held within the unconsolidated joint ventures was approximately $152.3 million and the face value of the non-recourse mortgage notes payable was approximately $113.5 million.
We account for these investments using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires these investments to be initially recorded at cost and subsequently adjusted for our share of equity in the joint ventures’ earnings and distributions. We report its share of income and losses, including impairment charges, based on our ownership interest in the investment. We evaluate the carrying amount of each investment for impairment in accordance with ASC 323. The investments in unconsolidated joint ventures are reviewed for potential impairment whenever impairment indicators exist at the individual assets underlying these investments. To the extent an impairment has occurred, the excess of the carrying value of the assets over their estimated fair value is recorded as a provision for impairment of investment properties. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered. No impairment losses were recorded related to these investments in unconsolidated joint ventures for the years ended December 31, 2009 and 2008.
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
Income Taxes
We are taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding capital gains). REITs are subject to a number of other complex organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Derivative Instruments and Hedging Activities
ASC 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives are carried at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities, and the determination of hedge effectiveness can involve significant estimates. If we incorrectly estimate the fair value of derivatives or hedge effectiveness, our net income could be impacted.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
Number of commercial properties	693	673	333
Approximate rentable square feet (1)	19.5 million	18.9 million	11.2 million
Percentage of rentable square feet leased	94%	99%	99%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Commercial properties acquired	20	340	242
Approximate purchase price of acquired properties	$113.8 million	$1.3 billion	$1.3 billion
Approximate rentable square feet (1)	581,000	7.7 million	8.3 million

(1)	Including square feet of the buildings on land that is subject to ground leases.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Our results of operations for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflect significant increases in most categories primarily due to the ownership of the 340 properties acquired during the year ended December 31, 2008 for the full year in 2009.
Revenue. Revenue increased approximately $74.5 million, or approximately 37%, to approximately $275.5 million for the year ended December 31, 2009, compared to approximately $201.0 million for the year ended December 31, 2008. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for approximately 87% and 89% of total revenues during the years ended December 31, 2009 and 2008, respectively.
Rental and other property income increased approximately $62.0 million, or approximately 35%, to approximately $240.3 million for the year ended December 31, 2009, compared to approximately $178.3 million for the year ended December 31, 2008. The increase was primarily due to the acquisition of 20 new properties during the year ended December 31, 2009, and the ownership of the 340 properties acquired during the year ended December 31, 2008 for the full year in 2009. In addition, we paid certain operating expenses related to these properties subject to reimbursement by the tenant, which resulted in approximately $19.1 million of tenant reimbursement income during the year ended December 31, 2009 compared to approximately $12.2 million during the year ended December 31, 2008.
Earned income from direct financing leases decreased approximately $271,000, or approximately 12%, to approximately $1.9 million for the year ended December 31, 2009, compared to approximately $2.2 million for the year ended December 31, 2008. During the year ended December 31, 2008, the leases on two of the 13 properties accounted for as direct financing leases were amended, resulting in lower annual rents over an extended lease term.
Interest income on mortgage notes receivable remained relatively constant, decreasing approximately $214,000, or approximately 3%, to approximately $6.9 million for the year ended December 31, 2009, compared to approximately $7.1 million for the year ended December 31, 2008, as we recorded interest income on 69 amortizing mortgage notes receivable during each of the years ended December 31, 2009 and 2008.
Interest income on marketable securities increased approximately $6.0 million, or approximately 495%, to approximately $7.2 million for the year ended December 31, 2009, compared to approximately $1.2 million for the year ended December 31, 2008. The increase was due to the additional interest income earned as a result of the acquisition of three CMBS bonds with an aggregate face amount of approximately $33.6 million, during the fourth quarter of the year ended December 31, 2008, and the acquisition of two CMBS bonds with an aggregate face amount of approximately $19.8 million, during the year ended December 31, 2009.
General and Administrative Expenses. General and administrative expenses increased approximately $1.4 million, or approximately 25%, to approximately $7.0 million for the year ended December 31, 2009, compared to approximately $5.6 million for the year ended December 31, 2008. The increase was primarily due to the recording of approximately $906,000 of expenses incurred by our advisor in providing administrative services to us during the year ended December 31, 2009, which are reimbursable to our advisor pursuant to the advisory agreement. No expenses incurred by our advisor for such services were reimbursed, or required to be reimbursed, during the year ended December 31, 2008. In addition, administrative costs, escrow and trustee fees and service fees related to our Credit Facility increased. The primary general and administrative expense items were legal and accounting fees, escrow and trustee fees, state franchise and income taxes and operating expenses reimbursable to our advisor.
Property Operating Expenses. Property operating expenses increased approximately $9.0 million, or approximately 54%, to approximately $25.8 million for the year ended December 31, 2009, compared to approximately $16.8 million for the year ended December 31, 2008. The increase was primarily due to an increase in property taxes, repairs and maintenance and insurance expense, primarily for multi-tenant shopping centers, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. During the year ended December 31, 2009, we owned an average of approximately 2.9 million square feet of multi-tenant shopping center space, compared to an average of approximately 2.2 million square feet of multi-tenant shopping center space during the year ended December 31, 2008. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement. Additionally, we reimburse costs incurred by our advisor in providing asset management services, subject to limitations as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We reimburse Cole Realty Advisors’ costs of managing and leasing the properties, subject to limitations as set forth in the property management agreement.
Property and asset management expenses increased approximately $5.1 million, or approximately 53%, to approximately $14.9 million for the year ended December 31, 2009, compared to approximately $9.8 million for the year ended December 31, 2008. Property management expenses increased approximately $2.7 million to approximately $6.5 million for the year ended December 31, 2009 from approximately $3.8 million for the year ended December 31, 2008. The increase in property management expenses was primarily due to an increase in property management fees to approximately $5.5 million for the year ended December 31, 2009, compared to approximately $3.8 million for the year ended December 31, 2008. The increase in property management fees was primarily due to an increase in rental and other property income to approximately $240.3 million for the year ended December 31, 2009, from approximately $178.3 million for the year ended December 31, 2008, due to annualized operations from the 340 commercial properties acquired during the year ended December 31, 2008 as well as the acquisition of 20 additional rental income producing properties during the year ended December 31, 2009.
Asset management expenses increased approximately $2.4 million to approximately $8.4 million for the year ended December 31, 2009, from approximately $6.0 million for the year ended December 31, 2008. The increase in asset management expenses was primarily due to an increase in asset management fees to approximately $8.4 million for the year ended December 31, 2009, compared to approximately $6.0 million for the year ended December 31, 2008. The increase in asset management fees was primarily due to an increase in the average gross aggregate book value of properties to approximately $3.3 billion for the year ended December 31, 2009 from approximately $2.6 billion for the year ended December 31, 2008. The increase in the average gross aggregate book value of properties was due to the acquisition of 20 additional properties during the year ended December 31, 2009 and the ownership of 340 properties acquired during the year ended December 31, 2008 for the full year in 2009.
In addition, during the year ended December 31, 2009, we recorded approximately $1.0 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services. No such expenses were required to be reimbursed during the year ended December 31, 2008, as our advisor did not elect to be reimbursed.
Acquisition Related Expenses. In accordance with ASC 805, acquisition costs are required to be expensed beginning January 1, 2009. Prior to January 1, 2009, acquisition costs were capitalized. We expensed approximately $3.2 million of acquisition expenses during the year ended December 31, 2009 in connection with the acquisition of 20 new rental income producing properties.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $26.9 million, or approximately 42%, to approximately $90.8 million for the year ended December 31, 2009, compared to approximately $63.9 million for the year ended December 31, 2008. The increase was primarily due to an increase in the average gross aggregate book value of properties we owned to approximately $3.3 billion as of December 31, 2009, from approximately $2.6 billion as of December 31, 2008, as a result of the acquisition of 20 new properties during the year ended December 31, 2009 and the ownership of 340 properties acquired during the year ended December 31, 2008 for the full year in 2009.
Impairment of Real Estate Assets. Impairment on real estate assets increased approximately $9.9 million, or approximately 280%, to $13.5 million for the year ended December 31, 2009, compared to approximately $3.6 million for the year ended December 31, 2008. Impairment losses were recorded on one property during the year ended December 31, 2009 and on one property during the year ended December 31, 2008, as discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Equity in Income of Unconsolidated Joint Ventures. Equity in income of unconsolidated joint ventures increased approximately $141,000, or approximately 30%, to approximately $612,000 during the year ended December 31, 2009, compared to $471,000 in equity in income of unconsolidated joint ventures during the year ended December 31, 2008. The increase was primarily due to the acquisition of an indirect interest in a ten-property storage facility portfolio, through a joint venture, during the year ended December 31, 2009.

Interest and Other Income. Interest and other income decreased approximately $707,000, or approximately 55%, to approximately $572,000 during the year ended December 31, 2009, compared to approximately $1.3 million for the year ended December 31, 2008. The decrease was primarily due to lower average uninvested cash during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The average cash balance was approximately $34.8 million and approximately $61.5 million during the years ended December 31, 2009 and 2008, respectively.
Interest Expense. Interest expense increased approximately $20.9 million, or approximately 27%, to approximately $99.0 million for the year ended December 31, 2009, compared to approximately $78.1 million during the year ended December 31, 2008. The increase was primarily due to an increase in the average aggregate amount of notes payable and line of credit outstanding to approximately $1.6 billion during the year ended December 31, 2009 from approximately $1.3 billion for the year ended December 31, 2008, with weighted average interest rates of approximately 5.88% and 5.89% as of December 31, 2009 and 2008, respectively.
Our asset acquisitions during the year ended December 31, 2009 were purchased with proceeds from the Follow-on Offering, cash flows from operations, available cash, borrowings from our Credit Facility and the assumption of notes payable. We expect that our interest expense in future periods will vary based on our level of future borrowings or refinancings, which will depend on the cost of our borrowings and the opportunity to acquire real estate assets that meet our investment objectives.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
As of December 31, 2008, we owned 673 commercial properties, compared to 333 commercial properties at December 31, 2007, an increase of approximately 102%. Accordingly, our results of operations for the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflect significant increases in most categories.
Revenue. Revenue increased approximately $111.2 million, or approximately 124%, to approximately $201.0 million for the year ended December 31, 2008, compared to approximately $89.8 million for the year ended December 31, 2007. Our revenue primarily consists of rental and other property income from net leased commercial properties, which accounted for approximately 89% and 92% of total revenues during the years ended December 31, 2008 and 2007, respectively.
Rental and other property income increased approximately $95.8 million, or approximately 116%, to approximately $178.3 million for the year ended December 31, 2008, compared to approximately $82.5 million for the year ended December 31, 2007. The increase was primarily due to the acquisition of 340 new properties during the year ended December 31, 2008 and the ownership of the 333 properties acquired during the year ended December 31, 2007 for the full year in 2008. During the year ended December 31, 2008, we acquired additional properties for which we pay certain operating expenses subject to reimbursement by the tenant, which resulted in approximately $12.2 million of tenant reimbursement income in 2008 compared to approximately $5.2 million in 2007.
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
General and Administrative Expenses. General and administrative expenses increased approximately $3.6 million, or approximately 180%, to approximately $5.6 million for the year ended December 31, 2008, compared to approximately $2.0 million for the year ended December 31, 2007. The increase was primarily due to increases in legal and accounting fees and state franchise and income taxes due to the increase in the number of properties owned from 333 properties as of December 31, 2007 to 673 properties as of December 31, 2008. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, escrow and trustee fees, organizational costs, and other licenses and fees.
Property Operating Expenses. Property operating expenses increased approximately $10.3 million, or approximately 160%, to approximately $16.8 million for the year ended December 31, 2008, compared to approximately $6.5 million for the year ended December 31, 2007. The increase was primarily due to the ownership of more properties during the year ended December 31, 2008 than in the year ended December 31, 2007, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements, including seven additional multi-tenant shopping centers. As of December 31, 2008, we owned 21 multi-tenant shopping centers compared to 14 as of December 31, 2007. The primary property operating expense items are property taxes, repairs and maintenance, bad debt expense and insurance.

Property and Asset Management Fees. Pursuant to the advisory agreement with our advisor, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate asset value of our properties determined in accordance with the advisory agreement as of the last day of the preceding month. Pursuant to the property management agreement with our affiliated property manager, during the year ended December 31, 2008, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues received from our single-tenant properties and 2% to 4% of gross revenues received from our multi-tenant properties, less all payments to third-party management subcontractors.
Property and asset management fees increased approximately $5.6 million, or approximately 133%, to approximately $9.8 million for the year ended December 31, 2008, compared to approximately $4.2 million for the year ended December 31, 2007. Property management fees increased approximately $2.2 million to approximately $3.8 million for the year ended December 31, 2008 from approximately $1.6 million for the year ended December 31, 2007. The increase in property management fees was primarily due to an increase in rental and other property income to approximately $178.3 million for the year ended December 31, 2008, from approximately $82.5 million for the year ended December 31, 2007, due to the acquisition of 340 new properties during the year ended December 31, 2008. In addition, during the year ended December 31, 2008, we paid to our property manager 4% of gross revenues received from certain multi-tenant properties. During the year ended December 31, 2007, we paid to our property manager 2% of gross revenues received from all multi-tenant properties. Asset management fees increased approximately $3.4 million to approximately $6.0 million for the year ended December 31, 2008 from approximately $2.6 million for the year ended December 31, 2007. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $2.6 billion during the year ended December 31, 2008 from approximately $1.2 billion during the year ended December 31, 2007. The increase in aggregate book value is due to the acquisition of 340 new properties during the year ended December 31, 2008.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $33.4 million, or approximately 109%, to approximately $63.9 million for the year ended December 31, 2008, compared to approximately $30.5 million for the year ended December 31, 2007. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $2.6 billion as of December 31, 2008 from approximately $1.2 billion as of December 31, 2007. The increase in aggregate book value was primarily due to the acquisition of 340 new properties during the year ended December 31, 2008.
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
Interest Expense. Interest expense increased approximately $39.0 million, or approximately 100%, to approximately $78.1 million for the year ended December 31, 2008, compared to approximately $39.1 million during the year ended December 31, 2007. The increase was primarily due to an increase in the average notes payable and line of credit outstanding during the year ended December 31, 2008 to approximately $1.3 billion from approximately $637.0 million during the year ended December 31, 2007 and an increase of weighted average interest rate to approximately 5.89% as of December 31, 2008 from approximately 5.85% as of December 31, 2007.

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
Portfolio Information
Real Estate Portfolio
As of December 31, 2009, we directly owned 693 properties located in 45 states and the U.S. Virgin Islands, the gross rentable space of which was approximately 94% leased with an average lease term remaining of approximately 11.5 years. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.
As of December 31, 2009, our five highest tenant concentrations, based on gross annualized base rents, were as follows:

			2009 Gross
			Annualized	Percentage of 2009
	Total Number	Leased	Base Rent	Gross Annualized
Tenant	of Leases	Square Feet (1)	(in thousands)	Base Rent
Walgreens — drug store	57	824,683	$19,091	8%
Church’s Chicken — restaurant	1	244,067	13,210	6%
Academy Sports — sporting goods	9	1,915,155	11,586	5%
Circle K — convenience store	83	263,162	11,550	5%
CVS — drug store	32	347,232	7,986	3%

	182	3,594,299	$63,423	27%

(1)	Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2009, our five highest tenant industry concentrations, based on gross annualized base rents, were as follows:

			2009 Gross
			Annualized	Percentage of 2009
	Total Number	Leased	Base Rent	Gross Annualized
Industry	of Leases	Square Feet (1)	(in thousands)	Base Rent
Specialty retail	193	4,569,864	$41,188	18%
Drugstore	121	1,596,687	36,338	16%
Restaurant	90	720,008	29,425	13%
Sporting goods	16	2,190,386	15,258	7%
Home improvement	13	1,616,082	12,813	6%

	433	10,693,027	$135,022	60%

(1)	Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2009, our five highest geographic concentrations, based on gross annualized base rents, were as follows:

			2009 Annualized	Percentage of 2009
	Total Number	Rentable	Gross Base Rents	Annualized Gross
Location	of Properties	Square Feet (1)	(in thousands)	Base Rent
Texas	158	3,476,292	$35,639	16%
Florida	22	2,078,050	24,039	11%
Illinois	21	1,683,522	17,787	8%
Georgia	57	1,010,900	15,870	7%
Ohio	61	609,863	12,122	5%

	319	8,858,627	$105,457	47%

(1)	Including square feet of the buildings on land that is subject to ground leases.

For more information on our portfolio diversification and statistics, see “Item 2 — Properties” above.
Mortgage Notes Receivable Portfolio
At December 31, 2009, the Company owned two portfolios of mortgage notes receivable of approximately $82.5 million consisting of 69 mortgage notes receivable, secured by 23 restaurant properties leased to Cracker Barrel Old Country Store, 20 restaurant properties leased to KFC, and 26 retail properties leased to O’Reilly Auto Parts.
Investment in Marketable Securities
At December 31, 2009, we owned six CMBS bonds, with an aggregate fair value of approximately $56.4 million.
Investment in Unconsolidated Joint Venture
Through two joint ventures, we have an 85.48% indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio, for a net investment of approximately $40.2 million, as of December 31, 2009.
Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance of a real estate company, MFFO, as defined by our company, excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. In addition to the adjustments in FFO, MFFO, as defined by our company, also excludes real estate impairment charges and acquisition related expenses, which are required to be expensed in accordance with GAAP. We believe that MFFO, which excludes these costs, is more representative of the operating performance of our real estate portfolio. Depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Additionally, gains and losses on sale of real estate assets and impairment charges are items that management does not include in its evaluation of the current operating performance of its real estate investments, rather management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. Also, management does not include acquisition related expenses in its evaluation of current operating performance as acquisition related expenses are funded with proceeds from the Offering and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which may not be immediately apparent from reported net income. As such, we believe MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.
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
Our calculation of MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net income	$22,406	$25,092	$4,480
Depreciation of real estate assets	56,122	42,647	20,460
Amortization of lease related costs	34,628	21,212	10,022
Depreciation and amortization of real estate assets in unconsolidated joint ventures	2,655	99	—
Acquisition related expenses	3,241	—	—
Impairment on real estate assets	13,500	3,550	5,400
Loss (gain) on easement and condemnation of assets	139	(34)	—

MFFO	$132,691	$92,566	$40,362

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $10.7 million, approximately $9.7 million and approximately $4.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of approximately $123,000 and approximately $20,000 for the years ended December 31, 2009 and 2008, respectively, is included in equity in income of unconsolidated joint ventures on the consolidated statement of operations. No amount of straight-line revenue from our unconsolidated joint ventures was recorded for the year ended December 31, 2007.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled approximately $7.4 million, approximately $5.9 million and approximately $1.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled approximately $766,000 which is included in equity in income of unconsolidated joint ventures on the consolidated statement of operations for the year ended December 31, 2009. No amounts of amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed from our unconsolidated joint ventures were recorded during the years ended December 31, 2008 and 2007.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate-related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our consolidated real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable, marketable securities and on our cash balances and by distributions from our unconsolidated joint ventures. We expect to utilize the available cash from issuance of shares under the DRIP, borrowings on our Credit Facility and possible additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of December 31, 2009, we had cash and cash equivalents of approximately $28.4 million and available borrowings of approximately $101.5 million under our Credit Facility. Additionally, as of December 31, 2009, we had unencumbered properties with a gross book value of approximately $433.1 million that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations during the year ending December 31, 2010. We have approximately $101.4 million of debt maturing within the next 12 months, of which approximately $35.9 million includes extension options and approximately $16.7 million include hyper-amortization provisions that would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. If we are unable to finance or refinance the amounts maturing, we expect to pay down any remaining amounts through a combination of the use of net cash provided by property operations, available borrowings on our Credit Facility, under which approximately $101.5 million was available as of December 31, 2009 or we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and available borrowings on our Credit Facility.
During the year ended December 31, 2009, we paid distributions of approximately $135.0 million, including approximately $71.0 million through the issuance of DRIP shares, which were funded by adjusted cash flows from operations of approximately $120.1 million, cash flows from operations in excess of distributions from previous periods of approximately $6.8 million and cash from proceeds from notes payable and line of credit borrowings of approximately $8.1 million. Adjusted cash flows from operations consists of cash flows from operations of approximately $116.9 million adjusted to add back approximately $3.2 million of real estate acquisition related expenses incurred during the period and expensed in accordance with ASC 805. During the year ended December 31, 2008, we paid distributions of approximately $96.1 million, including approximately $53.5 million through the issuance of DRIP shares, which were funded by cash flows from operations of approximately $96.1 million.

Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operating activities. Cash flows from operating activities as defined by GAAP is the most relevant measure in determining our ability to generate cash from our real estate investments because adjusted cash flows from operations includes adjustments that investors may deem subjective, such as adding back acquisition related expenses. Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities. We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets. We consider the real estate acquisition related expenses to have been funded by proceeds from our Offerings because the expenses were incurred to acquire our real estate investments.
On December 18, 2009, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on March 31, 2010.
Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year. In addition, the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for terms of the share redemption program. During the year ended December 31, 2009, we redeemed approximately 5.1 million shares for approximately $48.3 million. Subsequent to December 31, 2009, we redeemed approximately 288,000 shares for approximately $2.9 million.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, borrowing on our Credit Facility, available cash from issuance of shares under the DRIP, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including interest expense on any outstanding indebtedness, and distributions and redemptions to our stockholders.
We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity issuance or debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and redemption of shares from our stockholders.
As of December 31, 2009, we had received and accepted subscriptions for approximately 211.0 million shares of common stock in the Offerings for gross proceeds of approximately $2.1 billion. As of December 31, 2009, we had redeemed a total of approximately 6.4 million shares of common stock for a cost of approximately $60.6 million.
As of December 31, 2009, we had approximately $1.6 billion of debt outstanding, consisting of approximately $1.5 billion of Fixed Rate Debt, approximately $123.0 million of Variable Rate Debt and approximately $33.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.88%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBO rate plus 200 to 325 basis points, with certain notes containing LIBO rate floors ranging from 4.50% to 5.00%, and matures on various dates from April 2010 through September 2011. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for terms of the Credit Facility. Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2009, was approximately 48% and the weighted average years to maturity was approximately 5.8 years.

Our contractual obligations as of December 31, 2009 were as follows (in thousands):

	Payments due by period (1) (2)
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Principal payments — fixed rate debt (3)	$1,465,473	$20,325	$245,190	$261,173	$938,785
Interest payments — fixed rate debt (4)	537,943	86,655	231,731	137,890	81,667
Principal payments — variable rate debt (3)	122,991	84,741	38,250	—	—
Interest payments — variable rate debt (5)	3,385	2,743	642	—	—
Principal payments — line of credit	33,000	—	33,000	—	—
Interest payments — line of credit (6)	1,517	1,073	444	—	—

Total	$2,164,309	$195,537	$549,257	$399,063	$1,020,452

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)	Principal payment amounts reflect actual payments based on face amount of notes payable.

(4)	As of December 31, 2009, we had approximately $122.5 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(5)	Rates ranging from 2.23% to 5.00% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of December 31, 2009.

(6)	Based on interest rate in effect as of December 31, 2009.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Operating Activities. Net cash provided by operating activities increased approximately $20.8 million, or approximately 22%, to approximately $116.9 million for the year ended December 31, 2009, compared to approximately $96.1 million for the year ended December 31, 2008. The increase was primarily due to an increase in depreciation and amortization expenses totaling approximately $19.8 million, an increase in impairment of real estate assets of approximately $9.9 million and an increase in distributions from unconsolidated joint ventures of approximately $2.6 million, partially offset by a decrease in net income of approximately $2.7 million and a decrease in the change in accounts payable and accrued expenses of approximately $11.3 million for the year ended December 31, 2009. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased approximately $1.2 billion, or approximately 96%, to approximately $45.5 million for the year ended December 31, 2009 compared to approximately $1.2 billion for the year ended December 31, 2008. The decrease was primarily due to the acquisition of 20 properties, with an average purchase price of approximately $6.2 million during the year ended December 31, 2009, compared to the acquisition of 340 properties, with an average purchase price of approximately $3.8 million during year ended December 31, 2008. In addition, we purchased two CMBS bonds at a discounted price of approximately $10.5 million, including acquisition costs, and invested in an unconsolidated joint venture for approximately $16.8 million, including acquisition costs, during the year ended December 31, 2009, as compared to the purchase of four CMBS bonds at a discounted price of approximately $50.0 million, including acquisition costs, and the acquisition of an indirect interest in a multi-tenant retail building for approximately $53.7 million, including acquisition costs, during the year ended December 31, 2008.
Financing Activities. During the year ended December 31, 2009, net cash used in financing activities was approximately $149.4 million, compared to net cash provided by financing activities of approximately $1.2 billion for the year ended December 31, 2008, resulting in a change of approximately $1.3 billion, or approximately 113%. The change was primarily due to a decrease in proceeds from issuance of common stock of approximately $1.0 billion, a decrease in the proceeds from mortgage notes payable of approximately $612.4 million and an increase in redemptions of common stock of approximately $38.2 million, offset primarily by a decrease in repayment of mortgage notes payable of approximately $257.1 million and a decrease in offering costs of approximately $99.8 million. The decrease in proceeds from issuance of common stock and in offering costs was due to the termination of the Follow-on Offering on January 2, 2009.

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
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 14 to our consolidated financial statements accompanying this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
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
Subsequent Events
Certain events occurred subsequent to December 31, 2009 through the date of this Annual Report on Form 10-K. Refer to Note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. Such events include:
•	Issuance of shares of common stock through DRIP;

•	Redemption of shares of common stock; and

•	Declaration of distributions.
Impact of Recent Accounting Pronouncements
Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of December 31, 2009 and 2008, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with property acquisitions, we have obtained variable rate debt financing (see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K) to fund certain property acquisitions, and therefore we are exposed to changes in the LIBO rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered and expect to continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may enter into rate lock arrangements to lock interest rates on future borrowings.
As of December 31, 2009, approximately $156.0 million of the approximately $1.6 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates, which bore interest at the one-month LIBO rate plus 200 to 325 basis points, with certain notes containing LIBO rate floors ranging from 4.50% to 5.00%. As of December 31, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $1.6 million per year, assuming all of our derivatives remain effective hedges.
As of December 31, 2009, we had five interest rate swap agreements outstanding, which mature on various dates from September 2011 through March 2016, with an aggregate notional amount under the swap agreements of approximately $122.5 million and an aggregate net fair value of approximately ($2.8) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of December 31, 2009, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of approximately $1.6 million.

As of December 31, 2009, we had two interest rate cap agreements, which mature in August and September 2010, with an aggregate notional amount of approximately $70.0 million and an aggregate fair value of less than $1,000. The fair value of the interest rate caps is dependent upon existing market interest rates and swap spreads. As of December 31, 2009, an increase of 50 basis points in interest rates would result in an increase to the fair value of the interest rate caps of approximately $2,000. Neither of the interest rate caps were designated as hedging instruments under ASC 815. Therefore, the gain resulting from the increase in fair value of the interest rate caps of approximately $2,000 would be recorded as a gain in operations.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2009.

ITEM 9A(T).	CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Cole Credit Property Trust II, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Based on this evaluation, management has concluded that Cole Credit Property Trust II, Inc.’s internal control over financial reporting was effective as of December 31, 2009.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2010 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2010 annual meeting of stockholders.

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

Schedule IV — Mortgage Loans on Real Estate is set forth beginning on page S-20 hereof.

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
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust II, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company prospectively changed its method of accounting for business combinations.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 29, 2010

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
Investment in real estate assets:
Land	$808,109	$774,901
Buildings and improvements, less accumulated depreciation of $122,887 and $67,326, respectively	1,928,786	1,929,829
Real estate assets under direct financing leases, less unearned income of $16,794 and $19,888, respectively	37,736	38,612
Acquired intangible lease assets, less accumulated amortization of $67,253 and $37,578, respectively	357,008	383,992

Total real estate assets, net	3,131,639	3,127,334
Investment in mortgage notes receivable, less accumulated amortization of $1,385 and $714, respectively	82,500	84,994

Total real estate and mortgage assets, net	3,214,139	3,212,328

Cash and cash equivalents	28,417	106,485
Restricted cash	9,536	8,565
Marketable securities	56,366	24,583
Investment in unconsolidated joint ventures	40,206	25,792
Rents and tenant receivables, less allowance for doubtful accounts of $1,648 and $922, respectively	33,544	22,212
Prepaid expenses, derivative and other assets	4,253	4,032
Deferred financing costs, less accumulated amortization of $11,713 and $6,512, respectively	26,643	28,031

Total assets	$3,413,104	$3,432,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,607,473	$1,550,314
Accounts payable and accrued expenses	20,023	20,723
Due to affiliates	509	123
Acquired below market lease intangibles, less accumulated amortization of $21,470 and $10,897, respectively	149,832	156,813
Distributions payable	10,851	11,877
Deferred rent, derivative and other liabilities	14,672	12,156

Total liabilities	1,803,360	1,752,006

Redeemable common stock	87,760	65,046

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 204,662,620 and 202,296,748 shares issued and outstanding, respectively	2,047	2,023
Capital in excess of par value	1,762,904	1,763,432
Accumulated distributions in excess of earnings	(233,480)	(121,929)
Accumulated other comprehensive loss	(9,487)	(28,550)

Total stockholders’ equity	1,521,984	1,614,976

Total liabilities and stockholders’ equity	$3,413,104	$3,432,028

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Rental and other property income	$240,303	$178,297	$82,492
Tenant reimbursement income	19,124	12,225	5,161
Earned income from direct financing leases	1,912	2,183	1,075
Interest income on mortgage notes receivable	6,867	7,081	1,114
Interest income on marketable securities	7,249	1,218	—

Total revenue	275,455	201,004	89,842

Expenses:
General and administrative expenses	7,020	5,632	2,011
Property operating expenses	25,821	16,796	6,467
Property and asset management expenses	14,904	9,762	4,184
Acquisition related expenses	3,241	—	—
Depreciation	56,122	42,647	20,460
Amortization	34,628	21,212	10,022
Impairment of real estate assets	13,500	3,550	5,400

Total operating expenses	155,236	99,599	48,544

Operating income	120,219	101,405	41,298

Other income (expense):
Equity in income of unconsolidated joint ventures	612	471	—
Interest and other income	572	1,279	2,258
Interest expense	(98,997)	(78,063)	(39,076)

Total other expense	(97,813)	(76,313)	(36,818)

Net income	$22,406	$25,092	$4,480

Weighted average number of common shares outstanding:
Basic	202,686,670	146,198,235	60,929,996

Diluted	202,690,094	146,201,399	60,931,316

Net income per common share:
Basic and diluted	$0.11	$0.17	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess	in Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Loss	Equity
Balance, January 1, 2007	30,691,204	$307	$273,386	$(7,456)	$—	$266,237

Issuance of common stock	63,156,834	631	629,526	—	—	630,157
Distributions	—	—	—	(41,550)	—	(41,550)
Commissions on stock sales and related dealer manager fees	—	—	(53,346)	—	—	(53,346)
Other offering costs	—	—	(4,600)	—	—	(4,600)
Redemptions of common stock	(226,944)	(2)	(2,176)	—	—	(2,178)
Stock compensation expense	—	—	25	—	—	25
Redeemable common stock	—	—	(18,139)	—	—	(18,139)
Net income and comprehensive income	—	—	—	4,480	—	4,480

Balance, December 31, 2007	93,621,094	936	824,676	(44,526)	—	781,086

Issuance of common stock	109,719,921	1,097	1,092,615	—	—	1,093,712
Distributions	—	—	—	(102,495)	—	(102,495)
Commissions on stock sales and related dealer manager fees	—	—	(93,004)	—	—	(93,004)
Other offering costs	—	—	(7,397)	—	—	(7,397)
Redemptions of common stock	(1,044,267)	(10)	(10,080)	—	—	(10,090)
Stock compensation expense	—	—	8	—	—	8
Redeemable common stock	—	—	(43,386)	—	—	(43,386)
Comprehensive loss:
Net income	—	—	—	25,092	—	25,092
Unrealized loss on marketable securities	—	—	—	—	(25,756)	(25,756)
Unrealized loss on interest rate swaps	—	—	—	—	(2,794)	(2,794)

Total comprehensive loss						(3,458)

Balance, December 31, 2008	202,296,748	2,023	1,763,432	(121,929)	(28,550)	1,614,976

Issuance of common stock	7,473,804	75	70,988	—	—	71,063
Distributions	—	—	—	(133,957)	—	(133,957)
Other offering costs	—	—	(563)	—	—	(563)
Redemptions of common stock	(5,107,932)	(51)	(48,252)	—	—	(48,303)
Stock compensation expense	—	—	13	—	—	13
Redeemable common stock	—	—	(22,714)	—	—	(22,714)
Comprehensive income:
Net income	—	—	—	22,406	—	22,406
Unrealized gain on marketable securities	—	—	—	—	19,072	19,072
Unrealized loss on interest rate swaps	—	—	—	—	(9)	(9)

Total comprehensive income						41,469

Balance, December 31, 2009	204,662,620	$2,047	$1,762,904	$(233,480)	$(9,487)	$1,521,984

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$22,406	$25,092	$4,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,122	42,647	20,460
Amortization of intangible lease assets and below market lease intangibles, net	22,606	15,893	9,143
Amortization of deferred financing costs	5,969	5,814	1,858
Amortization of premiums on mortgage notes receivable	671	635	79
Amortization of discount on marketable securities	(2,216)	(310)	—
Amortization of fair value adjustments of mortgage notes assumed	1,421	78	—
Allowance for doubtful accounts	1,993	1,933	447
Stock compensation expense	13	8	25
Impairment of real estate assets	13,500	3,550	5,400
Equity in income of unconsolidated joint ventures	(612)	(471)	—
Distributions from unconsolidated joint ventures	2,957	376	—
Net gain on disposal of rate lock deposits	—	—	(478)
Property condemnation and easement loss (gain)	139	(34)	—
Changes in assets and liabilities:
Decrease in investment in real estate under direct financing leases	876	649	267
Rents and tenant receivables	(13,325)	(16,047)	(6,113)
Prepaid expenses and other assets	(105)	(2,864)	(843)
Accounts payable and accrued expenses	1,687	12,945	5,761
Due to affiliates, deferred rent and other liabilities	2,770	6,179	2,880

Net cash provided by operating activities	116,872	96,073	43,366

Cash flows from investing activities:
Investment in real estate and related assets	(19,122)	(1,147,765)	(1,266,169)
Investment in real estate under direct financing leases	—	—	(39,527)
Investment in marketable securities	(10,495)	(50,029)	—
Investment in unconsolidated joint ventures	(16,759)	(53,744)	—
Return of capital from joint venture	—	28,046	—
Investment in mortgage notes receivable and related acquisition costs	—	(102)	(51,120)
Proceeds from mortgage notes receivable	1,823	1,573	232
Proceeds from easement and condemnation of assets	27	475	—
Change in restricted cash	(971)	5,468	(8,193)

Net cash used in investing activities	(45,497)	(1,216,078)	(1,364,777)

Cash flows from financing activities:
Proceeds from issuance of common stock	46	1,040,237	609,841
Offering costs on issuance of common stock	(563)	(100,402)	(57,946)
Redemptions of common stock	(48,303)	(10,090)	(2,179)
Distributions to investors	(63,966)	(42,575)	(17,410)
Proceeds from notes payable and line of credit	105,242	717,604	855,019
Repayment of notes payable and line of credit	(137,325)	(394,390)	(53,894)
Refund of loan deposits	795	5,169	16,333
Payment of loan deposits	(770)	(5,194)	(12,386)
Proceeds from rate lock breakage gain	—	—	2,162
Escrowed investor proceeds liability	(18)	(12,720)	7,027
Deferred financing costs paid	(4,581)	(14,666)	(19,205)

Net cash (used in) provided by financing activities	(149,443)	1,182,973	1,327,362

Net (decrease) increase in cash and cash equivalents	(78,068)	62,968	5,951
Cash and cash equivalents, beginning of year	106,485	43,517	37,566

Cash and cash equivalents, end of year	$28,417	$106,485	$43,517

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP II.
As of December 31, 2009, we owned 693 properties comprising approximately 19.5 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2009, the rentable space at these properties was approximately 94% leased. As of December 31, 2009, the Company also owned 69 mortgage notes receivable, with an aggregate carrying value of approximately $82.5 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, the Company had an 85.48% indirect interest in an approximately 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of December 31, 2009. In addition, the Company owned six commercial mortgage-backed securities (“CMBS”) bonds, with an aggregate fair value of approximately $56.4 million as of December 31, 2009.
On June 27, 2005, the Company commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, the Company increased the aggregate amount of the Initial Offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the DRIP in a related Registration Statement on Form S-11. Subsequently, the Company reallocated the shares of common stock available such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of approximately $541.4 million and a maximum of 1,202,000 shares was available under the DRIP for an aggregate offering price of approximately $11.4 million.
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
On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). As of December 31, 2009, the Company had issued 8,753,832 shares of common stock in the DRIP Offering, resulting in gross proceeds of approximately $83.2 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of approximately $2.1 billion (including shares sold pursuant to the DRIP) as of December 31, 2009, before offering costs, selling commissions, and dealer management fees of approximately $188.3 million and before share redemptions of approximately $60.6 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believes listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to May 22, 2017, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Certain reclassifications to separately present the Company’s amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed have been made to prior years’ Consolidated Statement of Cash Flows in order to conform to the current year presentation.
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
Investment in and Valuation of Real Estate and Related Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses effective January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.
Assets, other than land, are depreciated or amortized on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company continues to monitor certain properties for which it has identified impairment indicators. As of December 31, 2009, the Company had eight properties with an aggregate book value of approximately $159.4 million for which it assessed the recoverability of the carrying values. For each of these properties the undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continued to exceed the carrying value of these assets as of December 31, 2009. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. During the year ended December 31, 2009, the Company identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reassessed and reduced the carrying values of both the real estate assets and the related intangible assets to their estimated fair value and recorded an impairment loss of $13.5 million during the year ended December 31, 2009. The Company identified one property during each of the years ended December 31, 2008 and 2007 with impairment indicators for which the undiscounted future operating cash flows expected from the use of the respective property and related intangible assets and their eventual dispositions were less than the carrying value of the respective assets. As a result, the Company reassessed and reduced the carrying values of both the real estate and related intangible assets to their estimated fair values and recorded an impairment loss of approximately $3.6 million and approximately $5.4 million during the years ended December 31, 2008 and 2007, respectively.
Projections of expected future cash flows require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to release the property, required tenant improvements and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.
When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of December 31, 2009 and 2008.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Effective January 1, 2009, acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease is terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of the opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These costs are capitalized as intangible lease assets and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the respective note’s outstanding principal balance is amortized to interest expense over the term of the mortgage note payable.
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.
Investment in Direct Financing Leases
The Company evaluates the leases associated with its real estate properties in accordance with ASC 840, Leases. For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, the Company records an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Any write-downs of estimated residual value are recognized as impairments in the current period. There were no write-downs recognized during the years ended December 31, 2009, 2008, and 2007.
Investment in Mortgage Notes Receivable
Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectibility of both interest and principal on each mortgage note receivable to determine whether it is collectible. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateralized. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses or allowances were recorded related to mortgage notes receivable for the years ended December 31, 2009, 2008 and 2007.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Cash and Escrows
During the year ended December 31, 2009, the Company terminated the Follow-on Offering. The Company had no escrowed investor proceeds as of December 31, 2009. As of December 31, 2008, restricted cash included escrowed investor proceeds of approximately $380,000 for which shares of common stock had not yet been issued as of December 31, 2008. Additionally, restricted cash included approximately $1.2 million and approximately $2.2 million, as of December 31, 2009 and December 31, 2008, respectively, for the contractual obligations related to the earnout agreements discussed in Note 5 below. Restricted cash also included approximately $8.3 million and approximately $6.0 million as of December 31, 2009 and December 31, 2008, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement.
Investment in Marketable Securities
Investments in marketable securities consist of investments in CMBS. ASC 470, Debt, requires the Company to classify its investments in real estate securities as “trading”, “available-for-sale” or “held-to-maturity”. The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on estimated quoted market prices from third party trading desks, where available. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.
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
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of December 31, 2009, consists of the Company’s non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a 70% interest in a joint venture that owns a ten-property storage facility portfolio. Consolidation of these investments is not required as the entities do not qualify as VIEs and do not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the respective joint venture partner must approve decisions about the respective entity’s activities that have a significant effect on the success of the entity. As of December 31, 2009, the total assets held within the unconsolidated joint ventures was approximately $152.3 million and the face value of the non-recourse mortgage notes payable was approximately $113.5 million.
The Company accounts for these investments using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires these investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company reports its share of income and losses, including impairment charges, based on the Company’s ownership interest in the investment. The Company evaluates the carrying amount of each investment for impairment in accordance with ASC 323. The investments in unconsolidated joint ventures are reviewed for potential impairment whenever impairment indicators exist at the individual assets underlying these investments. To the extent an impairment has occurred, the excess of the carrying value of the assets over their estimated fair value is recorded as a provision for impairment of investment properties. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. No impairment losses were recorded related to these investments in unconsolidated joint ventures for the years ended December 31, 2009 and 2008.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rents and Tenant Receivables
Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. See “Revenue Recognition” below. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets includes expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Derivative Instruments and Hedging Activities
ASC 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives are carried at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2009, 2008 and 2007, was approximately $6.0 million, approximately $5.8 million and approximately $1.9 million, respectively, and was recorded in interest expense in the consolidated statements of operations.
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
Income Taxes
The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2009, the Company had cash on deposit in five financial institutions, three of which had deposits in excess of federally insured levels, totaling approximately $27.7 million; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2009, no single tenant accounted for more than 10% of the Company’s gross annualized base rental revenues. Tenants in the specialty retail, drugstore and restaurant industries comprised approximately 18%, approximately 16%, and approximately 13%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2009. As of December 31, 2008, no single tenant accounted for more than 10% of the Company’s gross annualized base rental revenues. Tenants in the specialty retail, drugstore and restaurant industries comprised approximately 19%, approximately 13%, and approximately 13%, respectively, of the Company’s gross annualized base rental revenues for the year ended December 31, 2008. Additionally, the Company has certain geographic concentration in its property holdings. In particular, as of December 31, 2009, 158 of the Company’s properties were located in Texas and 22 of the Company’s properties were located in Florida, accounting for approximately 16% and approximately 11% of the Company’s 2009 gross annualized base rental revenues, respectively. As of December 31, 2008, 156 of the Company’s properties were located in Texas and 22 of the Company’s properties were located in Florida, accounting for approximately 15% and approximately 12% of the Company’s 2008 gross annualized base rental revenues, respectively.
Offering and Related Costs
Cole Advisors II funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. During the years ended December 31, 2009 and 2008, Cole Advisors II incurred organization and offering costs of approximately $525,000 and approximately $7.4 million, respectively, on behalf of the Company, of which, all were reimbursable by the Company. The organization and offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed as incurred. No organization costs were expensed during the years ended December 31, 2009, 2008 and 2007.
Due to Affiliates
As of December 31, 2009, the amount due to affiliates primarily consisted of approximately $509,000 due to Cole Realty Advisors for the reimbursement of general and administrative and property management expenses incurred. As of December 31, 2008, the amount due to affiliates primarily consisted of approximately $123,000 due to Cole Realty Advisors for acquisition fees incurred.
Stockholders’ Equity
As of each of December 31, 2009 and 2008, the Company was authorized to issue 240,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend the terms without obtaining stockholder approval. The par value of investor proceeds raised from the Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
Redeemable Common Stock
The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the DRIP. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of December 31, 2009 and December 31, 2008, the Company had issued approximately 15.6 million shares and approximately 8.1 million shares of common stock under the DRIP, respectively, for cumulative proceeds of approximately $148.4 million and approximately $77.3 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective consolidated balance sheets. As of December 31, 2009, the Company had redeemed a total of approximately 6.4 million shares of common stock for an aggregate price of approximately $60.6 million. As of December 31, 2008, the Company had redeemed a total of approximately 1.3 million shares of common stock for an aggregate price of approximately $12.3 million.
Earnings Per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of all potentially dilutive share equivalents, including outstanding employee stock options. See Note 17 below.
Stock Options
On January 1, 2006, the Company adopted ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the 2004 Independent Directors Stock Option Plan (“IDSOP”) (see Note 17), based on estimated fair values. The Company adopted ASC 718 using the modified prospective application. Accordingly, prior period amounts were not restated. As of December 31, 2009, there were 45,000 stock options outstanding under the IDSOP at a weighted average exercise price of approximately $9.12 per share. As of December 31, 2008, there were 40,000 stock options outstanding under the IDSOP at a weighted average exercise price of approximately $9.13 per share.

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
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2009, 2008 and 2007.
Distributions Payable and Distribution Policy
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates.
During September 2009, the Company’s board of directors declared a daily distribution of $0.001712329 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2009 and ending on December 31, 2009. As of December 31, 2009, the Company had distributions payable of approximately $10.9 million. The distributions were paid in January 2010, of which approximately $5.4 million was reinvested in shares through the DRIP.
Recent Accounting Pronouncements
In December 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations, codified primarily in ASC 805, Business Combinations (“ASC 805”). ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for the Company for any business combinations occurring on or after January 1, 2009. The adoption of ASC 805 has had a material impact on the Company’s consolidated financial statements due to the expensing of acquisition costs, which previously would have been capitalized under ASC 805. The Company expensed approximately $3.2 million of acquisition expenses during the year ended December 31, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810. This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of ASC 810 has not had a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133, codified primarily in ASC 815, which requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under ASC 815 and how derivative instruments affect the entity’s financial position, operations, and cash flow. The adoption of ASC 815 has not had a material impact on the Company’s consolidated financial statement disclosures.
In November 2008, the FASB issued EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, codified primarily in ASC 323. ASC 323 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 was effective for the Company on January 1, 2009. The adoption of ASC 323 has not had a material impact on the Company’s consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified primarily in ASC 320, Investments — Debt and Equity Securities (“ASC 320”), which addresses other-than-temporary impairments for debt securities. The Company elected to early adopt ASC 320 beginning January 1, 2009. The adoption of ASC 320 has not had a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855-10, Subsequent Events, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 855-10 on April 1, 2009 and provided the required disclosures. In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date the financial statements are available to be issued.
In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the FASB ASC for the issuance of SFAS No. 167, Amendments to FASB Interpretation No. 46(R), primarily codified to ASC 810. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of ASC 810 has not had a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification is nonauthoritative. The Company adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance was effective for the Company beginning October 1, 2009. The adoption of ASU 2009-05 has not had a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation—Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis of ASU 2009-06 to have a material impact on the consolidated financial statement disclosures.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS
ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for the Company beginning January 1, 2008.
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
A summary of our real estate assets measured at fair value basis during the year ended December 31, 2009 is as follows (in thousands):

	Re-measured	Fair Value Measurements of Reporting Date Using
Description:	Balance	Level 1	Level 2	Level 3
Investment in real estate assets	$9,560	$—	$—	$9,560
During the year ended December 31, 2009, real estate assets with an initial basis of approximately $23.1 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of approximately $9.6 million, resulting in an impairment charge of approximately $13.5 million, which is included in impairment on real estate assets on the consolidated statement of operations for the year ended December 31, 2009.
A summary of our real estate assets measured at fair value basis during the year ended December 31, 2008 is as follows (in thousands):

	Re-measured	Fair Value Measurements of Reporting Date Using
Description:	Balance	Level 1	Level 2	Level 3
Investment in real estate assets	$19,028	$—	$—	$19,028
During the year ended December 31, 2008, real estate assets with an initial basis of approximately $22.6 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of approximately $19.0 million, resulting in an impairment charge of approximately $3.6 million, which is included in impairment on real estate assets on the consolidated statement of operations for the year ended December 31, 2008.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables and accounts payable and accrued expenses - The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was approximately $86.6 million and approximately $83.8 million as of December 31, 2009 and December 31, 2008, respectively, as compared to the carrying values of approximately $82.5 million and approximately $85.0 million as of December 31, 2009 and December 31, 2008, respectively.
Notes payable and line of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2009 and December 31, 2008. The fair value of the notes payable and line of credit was approximately $1.5 billion as of December 31, 2009 and December 31, 2008, as compared to the carrying value of approximately $1.6 billion as of December 31, 2009 and December 31, 2008.
Marketable securities — The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated quoted market prices from third party trading desks, where available, for similar CMBS tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. The Company receives non-binding quotes from established financial institutions, where available, and estimates a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company estimates fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of December 31, 2009 and 2008, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
Derivative Instruments — The Company’s derivative financial assets represent interest rate caps and interest rate swaps and the Company’s derivative liabilities, included in deferred rent, derivative and other liabilities on its consolidated balance sheets, represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$56,366	$—	$—	$56,366
Interest rate cap agreements (1)	—	—	—	—
Interest rate swaps	141	—	141	—

Total Assets	$56,507	$—	$141	$56,366

Liabilities:
Interest rate swaps	$2,944	$—	$2,944	$—

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$24,583	$—	$—	$24,583
Interest rate cap agreements (1)	—	—	—	—

Total Assets	$24,583	$—	$—	$24,583

Liabilities:
Interest rate swaps	$2,794	$—	$2,794	$—

(1)	The fair value of the interest rate cap agreements was less than $1,000 at December 31, 2009 and 2008.
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands) for the years ended December 31, 2009 and 2008:

		Net realized/		Purchases,
	Balance as of	unrealized gains	Net	issuances,	Transfers in	Balance as of
	December 31,	(losses) included in	unrealized	settlements and	and out of	December 31,
	2008	earnings	gain	amortization	Level 3	2009
Marketable securities	$24,583	$—	$19,072	$12,711	$—	$56,366

		Net realized/		Purchases,
	Balance as of	unrealized gains	Net	issuances,	Transfers in	Balance as of
	January 1,	(losses) included in	unrealized	settlements and	and out of	December 31,
	2008	earnings	gain	amortization	Level 3	2008
Marketable securities	$—	$—	$(25,756)	$50,339	$—	$24,583
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The Company evaluates the leases associated with its real estate properties in accordance with ASC 840. For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, the Company records an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount the Company expects to receive at lease termination from the disposition of leased property. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period. There were no write-downs recognized during the years ended December 31, 2009, 2008 and 2007.
The components of investment in direct financing leases as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009	December 31, 2008
Minimum lease payments receivable	$26,676	$30,646
Estimated residual value of leased assets	27,854	27,854
Deferred incremental direct costs	—	—
Unearned income	(16,794)	(19,888)

Total	$37,736	$38,612

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of minimum future lease rentals, exclusive of any renewals, under the non-cancelable direct financing leases as of December 31, 2009 is as follows (in thousands):

Amount
Year ending December 31:
2010	$2,825
2011	2,857
2012	2,890
2013	2,899
2014	2,749
Thereafter	12,456

Total	$26,676

NOTE 5 — REAL ESTATE ACQUISITIONS
Property Acquisitions
During the year ended December 31, 2009, the Company acquired a 100% interest in 20 commercial properties for an aggregate purchase price of approximately $113.8 million (the “2009 Acquisitions”). In addition to available cash, the Company financed the acquisitions with the assumption of mortgage loans, with a face amount totaling approximately $100.8 million and a fair value totaling approximately $87.8 million. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $38.1 million to land, approximately $58.5 million to building and improvements, approximately $14.5 million to acquired in-place leases, approximately $10.4 million to acquired below-market leases, and approximately $63,000 to acquired above-market leases. The Company expensed approximately $3.2 million of acquisition costs related to the 2009 Acquisitions.
The Company recorded revenue for the year ended December 31, 2009 of approximately $6.7 million, and a net loss for the year ended December 31, 2009 of approximately $4.8 million related to the 2009 Acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if the 2009 Acquisitions were completed at the beginning of each period presented.
The Company estimated that revenues and net income, on a pro forma basis, for the year ended December 31, 2009, would have been approximately $277.5 million and approximately $21.9 million, respectively.
The Company estimated that revenues and net income, on a pro forma basis, for the year ended December 31, 2008, would have been approximately $203.1 million and approximately $24.6 million, respectively.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
Earnout Agreements
As of December 31, 2009, the Company owned two properties subject to earnout provisions obligating the Company to pay additional consideration to the respective seller contingent on the future leasing and occupancy of vacant space at the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a set time period regarding the obligation to make these payments. If, at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. Assuming all the conditions are satisfied under the earnout agreements, the Company would be obligated to pay an estimated aggregate of approximately $7.7 million, of which approximately $3.5 million was paid as of December 31, 2009, including a net settlement payment of approximately $414,000 negotiated with the seller of one of the properties, during the year ended December 31, 2009, related to earnout provisions on certain vacant space. This settlement eliminated approximately $1.3 million of earnout obligations on the vacant space. In addition, the Company reduced the estimated obligation by approximately $153,000 due to current market conditions, resulting in a remaining liability of approximately $2.7 million, which was recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009. The Company recorded the approximately $1.3 million of eliminated earnout obligation and the approximately $153,000 of market condition adjustment as a reduction of the cost of the respective assets associated with the property acquired and a reduction to the earnout liability in the accompanying consolidated balance sheet during the year ended December 31, 2009. Of the remaining estimated earnout obligation of approximately $2.7 million, approximately $1.2 million was held in escrow and recorded in restricted cash as of December 31, 2009. As of December 31, 2008, the estimated earnout obligation was approximately $6.2 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investment in Unconsolidated Joint Ventures
During the year ended December 31, 2009, the Company acquired a 70% interest in a joint venture that acquired a ten-property storage facility portfolio for approximately $101.0 million. The acquisition was financed with the assumption of mortgage notes payable secured by nine of the properties with a face amount totaling approximately $80.7 million and a fair value totaling approximately $70.1 million.
NOTE 6 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2009	2008
Acquired in place leases, net of accumulated amortization of $58,563 and $33,168, respectively (with a weighted average life of 155 and 156 months, respectively)	$304,405	$325,894
Acquired above market leases, net of accumulated amortization of $8,690 and $4,410, respectively (with a weighted average life of 159 and 174 months, respectively)	52,603	58,098

	$357,008	$383,992

Amortization expense recorded on the intangible lease assets, for each of the years ended December 31, 2009, 2008 and 2007, was approximately $40.0 million, approximately $24.4 million and approximately $11.0 million, respectively.
Estimated amortization expense to be recorded on the respective intangible lease assets as of December 31, 2009 for each of the five succeeding years is as follows (in thousands):

	Amount
Year	Leases In-Place	Above Market Leases
2010	$26,430	$4,368
2011	$26,190	$4,332
2012	$25,884	$4,292
2013	$24,914	$4,192
2014	$24,293	$4,150
NOTE 7 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of December 31, 2009, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (collectively, the “Mortgage Notes”). The Mortgage Notes balance of approximately $82.5 million as of December 31, 2009 consisted of the face amount of the Mortgage Notes of approximately $75.0 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $1.4 million. The Mortgage Notes balance of approximately $85.0 million as of December 31, 2008 consisted of the face amount of the Mortgage Notes of approximately $76.8 million, an approximately $6.9 million premium, and approximately $2.0 million of acquisition costs, net of accumulated amortization of approximately $714,000. The premium and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — MARKETABLE SECURITIES
As of December 31, 2009, the Company owned six CMBS bonds, with an aggregate fair value of approximately $56.4 million. As of December 31, 2008, the Company owned four CMBS bonds, with an aggregate fair value of approximately $24.6 million. The following provides additional details regarding the CMBS bonds as of December 31, 2009 (in thousands):

	Amortized Cost	Unrealized
	Basis	(Loss) Gain	Total
Marketable securities as of December 31, 2008	$50,339	$(25,756)	$24,583
Face amount of marketable securities acquired	19,790	—	19,790
Discounts on purchases of marketable securities	(9,295)	—	(9,295)
Increase in fair value of marketable securities	—	19,072	19,072
Accretion of discounts on marketable securities	2,216	—	2,216

Marketable securities as of December 31, 2009	$63,050	$(6,684)	$56,366

The Company recognized an unrealized gain of approximately $19.1 million related to these investments for the year ended December 31, 2009 and an unrealized loss of approximately $25.8 million for the year ended December 31, 2008, which are included in accumulated other comprehensive loss on the accompanying statements of stockholders’ equity as of December 31, 2009 and 2008 and consolidated balance sheet for the year ended December 31, 2009. The Company did not own any of these investments as of December 31, 2007.
The cumulative unrealized loss as of December 31, 2009 and 2008 was deemed to be a temporary impairment based upon (i) the Company having no intent to sell these securities, (ii) it is more likely than not that the Company will not be required to sell the securities before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of December 31, 2009 and 2008, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS bonds and their holding period as of December 31, 2009 (in thousands).

Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized		Unrealized	Unrealized
Description of Securities	Value	Losses	Gains	Value	Losses	Gains	Fair Value	Losses	Gains
Commercial mortgage-backed securities	$15,706	$—	$4,489	$40,660	$(14,565)	$3,392	$56,366	$(14,565)	$7,881
Two CMBS bonds were in a continuous unrealized loss position as of December 31, 2009. The remaining four CMBS bonds were in an unrealized gain position as of December 31, 2009.
The scheduled maturities of the marketable securities as of December 31, 2009 are presented as follows (in thousands):

	Available-for-sale
		Estimated Fair
	Amortized Cost	Value
Due within one year	$—	$—
Due after one year through five years	15,900	18,190
Due after five years through ten years	47,150	38,176
Due after ten years	—	—

	$63,050	$56,366

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands). Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional amount under the swap agreement is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset
Derivatives not designated	Balance Sheet	Notional	Interest	Effective	Maturity	December 31,	December 31,
as hedging instruments	Location	Amount	Rate	Date	Date	2009 (1)	2008 (1)
Interest Rate Cap	Prepaid expenses, derivative and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$—	$—
Interest Rate Cap	Prepaid expenses, derivative and other assets	34,000	7.0%	10/1/2008	9/1/2010	—	—

		$70,000				$—	$—

(1)	The fair value of the rate caps was less than $1,000.

						Fair Value of (Liability) Asset
Derivatives designated	Balance Sheet	Notional	Interest	Effective	Maturity	December 31,	December 31,
as hedging instruments	Location	Amount	Rate	Date	Date	2009	2008
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%	11/4/2008	10/31/2012	$(1,663)	$(2,090)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%	12/10/2008	9/26/2011	(778)	(704)
Interest Rate Swap	Deferred rent, derivative and other liabilities	15,043	6.2%	6/12/2009	6/11/2012	(503)	—
Interest Rate Swap	Prepaid expenses, derivative and other assets	7,200	5.8%	2/20/2009	3/1/2016	100	—
Interest Rate Swap	Prepaid expenses, derivative and other assets	30,000	6.0%	11/24/2009	10/16/2012	41	—

		$122,493				$(2,803)	$(2,794)

Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815, Derivatives and Hedging (“ASC 815”), are recorded as a gain or loss in earnings. The interest rate cap agreements were not designated as hedges.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

Amount of Gain Recognized in Income on Derivative
Derivatives not designated as	Location of Gain Recognized in	Year Ended	Year Ended
hedging instruments	Income on Derivative	December 31, 2009	December 31, 2008
Interest Rate Caps (1)	Interest expense	$—	$—

	Amount of (Loss) Recognized in Other Comprehensive
	Income on Derivative
	Year Ended	Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2009	December 31, 2008
Interest Rate Swaps (2)	$(9)	$(2,794)

(1)	The gain recognized on the rate caps was less than $1,000.

(2)	There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the years ended December 31, 2009 and 2008. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the years ended December 31, 2009 and 2008.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivative asset in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of December 31, 2009 and 2008, there have been no termination events or events of default related to the interest rate swaps.
NOTE 10 — NOTES PAYABLE AND LINE OF CREDIT
As of December 31, 2009, the Company had approximately $1.6 billion of debt outstanding, consisting of approximately $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), approximately $123.0 million in variable rate mortgage loans (the “Variable Rate Debt”) and approximately $33.0 million outstanding under a line of credit (the “Credit Facility”). The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.88%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBO rate plus 200 to 325 basis points, with certain notes containing LIBO rate floors ranging from 4.50% to 5.00%, and matures on various dates from April 2010 through September 2011. Each of the notes payable is secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the debt was approximately $2.9 billion as of December 31, 2009. The terms of the Credit Facility are described below.
The Credit Facility, a revolving credit facility entered into on May 23, 2008 with a syndication of banks, provides up to $135.0 million of secured borrowing. As of December 31, 2009, the borrowing base of the underlying collateral pool was $135.0 million. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBO rate plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. The Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility by $476,000. As of December 31, 2009, the Company had an outstanding balance of approximately $33.0 million and approximately $101.5 million was available under the Credit Facility. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2009, the Company issued approximately $52.2 million of notes payable, which bear fixed interest rates ranging from 5.75% to 6.21%, with a weighted average interest rate of 6.00%, and mature on various dates from June 2012 through March 2016. In addition, during the year ended December 31, 2009, the Company assumed notes payable with an aggregate face amount of approximately $100.8 million (the “Assumed Notes”), which bear fixed interest rates ranging from 5.45% to 6.40%, with a weighted average interest rate of 5.86%, and mature on various dates from September 2012 through April 2017. The Company recorded the Assumed Notes at fair value of approximately $87.8 million. During the year ended December 31, 2009, the Company refinanced approximately $55.0 million of the mortgage notes payable, which have a variable interest rate of LIBO rate plus 250 basis points, with a LIBO rate floor of 5.00%, and mature in April 2010. In addition, during the year ended December 31, 2009, the Company repaid approximately $27.7 million of fixed rate debt, including monthly principal payments on amortizing loans, and approximately $23.6 million of variable rate debt. During the year ended December 31, 2009, the Company borrowed approximately $53.0 million and repaid approximately $86.0 million from the Credit Facility. In connection with the acquisition of two CMBS bonds, JP Morgan Chase Bank, N.A. provided repurchase financing during the year ended December 31, 2008. The Company repaid the repurchase financing during the year ended December 31, 2008. As of December 31, 2009, up to approximately $34.0 million was available for borrowing under the repurchase financings subject to lender approval.
As of December 31, 2008, the Company had approximately $1.6 billion of debt outstanding, consisting of approximately $1.3 billion in fixed rate mortgage loans with interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of approximately 5.89%. The Company also had approximately $142.4 million in variable rate mortgage loans with variable rates ranging from LIBO plus 180 to 250 basis points, with a note containing a LIBO rate floor of 4.50%, and approximately $66.0 million outstanding under a line of credit with variable rates ranging from LIBO plus 180 to 210 basis points.
In general, the Credit Facility and notes payable are non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the financial covenants as of December 31, 2009.
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
In the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. The interest rate during the hyper-amortization period shall be the fixed interest rate as stated on the respective mortgage note agreement plus two percent (2.0%). The individual mortgage note maturity date, under the hyper-amortization provisions, will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to (i) all payments for escrow or reserve accounts, (ii) payment of interest at the original fixed interest rate, (iii) payments for the replacement reserve account, (iv) any other amounts due in accordance with the mortgage note agreement other than any additional interest expense, (v) any operating expenses of the property pursuant to an approved annual budget, (vi) any extraordinary expenses, (vii) payments to be applied to the reduction of the principal balance of the mortgage note, and (viii) any additional interest expense, which is not paid will be added to the principal balance of the mortgage note.
The following table summarizes the scheduled aggregate principal repayments for the five years and thereafter subsequent to December 31, 2009 (in thousands):

For the year ending December 31:	Principal Repayments (1)
2010	$105,066
2011	176,091
2012	134,832
2013	5,517
2014	7,289
Thereafter	1,192,669

Total	$1,621,464

(1)	Principal payment amounts reflect actual payments based on face amount of notes payable.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 25, 2008, Cole OP II borrowed approximately $16.0 million from Series B, LLC and approximately $16.0 million from Series C, LLC, each of which are affiliates of the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain of its wholly-owned subsidiaries. The loan proceeds were used to acquire properties with a purchase price of approximately $63.6 million, exclusive of closing costs. The loans bore interest at variable rates equal to the one-month LIBO rate plus 200 basis points with monthly interest-only payments. The Company repaid these loans in May 2008. The Company’s board of directors, including all of the independent directors, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances.
During the year ended December 31, 2009, no interest expense was incurred for related party loans. During the year ended December 31, 2008, Cole OP II incurred approximately $278,000 in interest expense to affiliates under the aforementioned loans. During the year ended December 31, 2007, no interest expense was incurred for related party loans.
NOTE 11 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles relating to the real estate acquisitions discussed in Note 5 consisted of the following (in thousands):

	December 31,
	2009	2008
Acquired below-market leases, net of accumulated amortization of $21,470 and $10,897, respectively (with a weighted average life of 161 and 172 months, respectively)	$149,832	$156,813
Amortization income recorded on the intangible lease liability for the years ended December 31, 2009, 2008 and 2007 was approximately $17.4 million, approximately $8.8 million and approximately $2.0 million, respectively.
Estimated amortization income of the intangible lease liability as of December 31, 2009 for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount Below Market Leases
2010	$11,053
2011	$10,986
2012	$10,926
2013	$10,754
2014	$10,638
NOTE 12 — EXTENDED RATE LOCK AGREEMENTS
During the years ended December 31, 2009 and 2008, the Company entered into no extended rate lock agreements. During the year ended December 31, 2007, the Company entered into extended rate lock agreements with Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”), JP Morgan Chase Bank, N.A. (“JP Morgan”), Wachovia Bank, N.A. (“Wachovia”), and Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Rate Locks”) to lock interest rates ranging from 5.49% to 6.69% for up to approximately $647.8 million in borrowings. Under the terms of Rate Locks, the Company made rate lock deposits totaling approximately $12.4 million to Bear Stearns, JP Morgan, Wachovia and Wells Fargo.
On August 10, 2007, the Company terminated its rate lock agreement with Bear Stearns, which fixed interest rates for the remaining unallocated borrowings of up to approximately $275.8 million. As a result, approximately $5.7 million in rate lock deposits was refunded to the Company. In accordance with the terms of the rate lock agreements, the Company earned a rate lock breakage gain of approximately $2.2 million. In addition, the Company expensed previously deferred financing costs of approximately $1.7 million relating to the remaining unallocated borrowings. The net gain of approximately $478,000 is included in interest and other income on the consolidated statements of operations. As of December 31, 2009, 2008 and 2007, the Company had no available borrowings under the Rate Locks and no rate lock deposits outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$10,851	$11,877	$5,434
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$87,821	$171,340	$—
Mortgage notes payable from seller of mortgage notes receivable	$—	$—	$36,290
Common stock issued through distribution reinvestment plan	$71,017	$53,476	$20,317
Net unrealized gain (loss) on marketable securities	$19,072	$(25,756)	$—
Net unrealized loss on interest rate swaps	$(9)	$(2,794)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$90,628	$68,919	$34,320
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings, pending, or known to be contemplated, against us.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated financial statements, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated financial statements.
NOTE 15 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company received fees and compensation in connection with the Offerings, and received, and will continue to receive, fees and compensation in connection with the acquisition, management and sale of the assets of the Company. Cole Capital Corporation (“Cole Capital”), the affiliated dealer manager, received a selling commission of up to 7.0% of gross offering proceeds, before reallowance of commissions earned by participating broker-dealers, in connection with the Offerings. Cole Capital reallowed 100% of the selling commissions earned to participating broker-dealers. In addition, Cole Capital received 2.0% of gross offering proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee, in connection with the Follow-on Offering. Cole Capital, in its sole discretion, reallowed a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to Cole Capital or other broker-dealers in respect to shares sold under the DRIP. During the year ended December 31, 2009, the Company did not pay any amounts to Cole Capital for selling commissions or dealer manager fees. During the years ended December 31, 2008 and 2007, the Company paid approximately $92.8 million and approximately $53.3 million, respectively, to Cole Capital for selling commissions and dealer manager fees, of which approximately $77.5 million and approximately $45.4 million, respectively, was reallowed to participating broker-dealers.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by Cole Advisors II or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. During the years ended December 31, 2009, 2008 and 2007, the Company reimbursed Cole Advisors II approximately $525,000, approximately $7.4 million and approximately $4.6 million, respectively, for organization and offering expenses of the Offerings.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 4.0% of the contract purchase price. The Company expects acquisition expenses to be approximately 0.5% of the purchase price of each property. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees. During the year ended December 31, 2009, the Company recorded approximately $4.0 million for acquisition and advisory fees related to the 2009 Acquisitions and the investment in an unconsolidated joint venture. During the years ended December 31, 2008 and 2007, the Company recorded approximately $27.6 million and approximately $27.6 million, respectively, for acquisition and advisory fees. As of December 31, 2009 and 2008, the Company had approximately $54,000, related to an earnout obligation discussed in Note 5, and $123,000, respectively, due to Cole Realty Advisors for acquisition fees and is included in due to affiliates on the consolidated financial statements. No amounts were paid, or required to be paid, to Cole Advisors II during the years ended December 31, 2009, 2008 and 2007 for acquisition costs incurred in the process of acquiring properties.
If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to Cole Advisors II or its affiliates as the Company acquires such permanent financing. However, no financing coordination fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the years ended December 31, 2009, 2008 and 2007, the Company paid Cole Advisors II approximately $2.1 million, approximately $6.5 million and approximately $8.0 million, respectively, for financing coordination fees. As of December 31, 2009, no amounts were payable to Cole Advisors II for financing coordination fees.
The Company paid, and expects to continue to pay, to Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees equaled 2.0% of gross revenues received for single-tenant properties and 2.0% to 4.0% of gross revenues received for multi-tenant properties during the years ended December 31, 2009, 2008 and 2007. In accordance with the property management agreement, the Company may pay Cole Realty Advisors up to (i) 2.0% of gross revenues received from the Company’s single tenant properties and (ii) 4.0% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company will also reimburse Cole Realty Advisors’ costs of managing and leasing the properties. The Company does not reimburse Cole Realty Advisors for personnel costs in connection with services for which Cole Realty Advisors receives real estate commissions. During the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately $4.9 million, approximately $2.8 million and approximately $1.6 million, respectively, for property management fees. The Company recorded approximately $970,000 for costs of managing the properties incurred by Cole Realty Advisors during the year ended December 31, 2009. No such costs were reimbursed, or required to be reimbursed, to Cole Realty Advisors during the years ended December 31, 2008 and 2007. As of December 31, 2009, approximately $24,000 of property management fees had not been paid and approximately $165,000 of property management costs had been incurred by Cole Realty Advisors but had not yet been reimbursed by the Company, both of which are included in due to affiliates on the consolidated financial statements.
The Company paid, and expects to continue to pay, to Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate assets (the “Asset Management Fee”). The Company reimburses costs and expenses incurred by Cole Advisors II in providing asset management services. The fee is payable monthly in an amount equal to 0.02083% of aggregate asset value as of the last day of the immediately preceding month, plus costs and expenses incurred. During the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately $8.4 million, approximately $6.0 million and approximately $2.6 million, respectively, for asset management fees. During the year ended December 31, 2009, the Company recorded approximately $64,000 for costs incurred by Cole Advisors II in providing asset management services. No such costs were reimbursed, or required to be reimbursed, to Cole Advisors II during the years ended December 31, 2008 and 2007. As of December 31, 2009, approximately $108,000 of asset management fees and approximately $11,000 of asset management expenses had been incurred by Cole Realty Advisors but had not yet been reimbursed by the Company, both of which are included in due to affiliates on the consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold. In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds. The Company will not reimburse Cole Advisors II or its affiliates for personnel costs in connection with services for with Cole Advisors II or its affiliates receive real estate commissions. During the years ended December 31, 2009, 2008 and 2007, the Company did not pay any fees or amounts to Cole Advisors II relating to the sale of properties.
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
The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions. During the year ended December 31, 2009, the Company recorded approximately $906,000 for general and administrative costs incurred by Cole Advisors II. No such costs were reimbursed, or required to be reimbursed, to Cole Advisors II or its affiliates during the years ended December 31, 2008 and 2007. As of December 31, 2009, approximately $147,000 of such costs had been incurred by Cole Realty Advisors but had not yet been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements.
On September 30, 2008, Cole OP II acquired a portfolio of 12 properties or investments therein from Cole Credit Property Fund, LP, an affiliate of the Company and the Company’s advisor, for approximately $54.8 million, and a portfolio of ten properties from Cole Credit Property Fund II, LP, an affiliate of the Company and the Company’s advisor, for approximately $66.5 million. These acquisitions were funded by net proceeds from the Follow-on Offering and the assumption of 22 loans, secured by the properties, with a face amount totaling approximately $68.6 million and a fair value totaling approximately $68.2 million. The Company’s board of directors, including all of the independent directors, not otherwise interested in the transaction, approved these purchases as being fair and reasonable to the Company, at a price in excess of the cost to Cole Credit Property Fund, LP and Cole Credit Property Fund II, LP. Substantial justification existed for such excess as such excess was reasonable and the costs of the interests did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors. During the year ended December 30, 2007, Cole OP II acquired no properties from affiliates of the Company or the Company’s advisor. During the year ended December 31, 2006, the Company acquired 16 properties from affiliates of the Company or the Company’s advisor for approximately $60.6 million. These acquisitions were funded by the Company’s Initial Offering and the assumption of 16 loans, secured by the properties, of approximately $37.0 million. The Company’s board of directors, including all of the independent directors, not otherwise interested in the transactions, approved the transactions as being fair and reasonable to the Company. The purchase price of three of the properties, of approximately $13.5 million, was in excess of the cost to the affiliate of the Company or the Company’s advisor. Substantial justification existed for such excess as such excess was reasonable and the costs of the interests did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors. The purchase price of 13 of the properties, of approximately $47.1 million, was at a price no greater than the cost to the affiliated entity, and at a cost that did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors.

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
NOTE 17 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually, which generally vest within one year from the date of grant. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007, 2008 and 2009. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of December 31, 2009 and 2008, the Company had granted options to purchase 50,000 shares and 40,000 shares, respectively. As of December 31, 2009, options to purchase 35,000 shares were vested and options to purchase 10,000 shares will vest during the six months ending June 30, 2010. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the year ended December 31, 2009, the Company recorded stock-based compensation charges of approximately $13,000. During the year ended December 31, 2008, the Company recorded stock-based compensation charges of approximately $8,000. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.
A summary of the Company’s stock option activity under its IDSOP during the years ended December 31, 2009 and 2008 is as follows:

		Weighted Average
	Number	Exercise Price	Exercisable

Outstanding as of January 1, 2008	30,000	$9.13	20,000
Granted in 2008	10,000	$9.10

Outstanding as of December 31, 2008	40,000	$9.13	30,000
Granted in 2009	10,000	$9.10
Exercised in 2009	(5,000)	$9.10

Outstanding as of December 31, 2009	45,000	$9.12	35,000

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2009 and 2008, options to purchase 10,000 shares were unvested with a weighted average contractual remaining life of approximately 7.3 and approximately 7.8 years, respectively. As of December 31, 2009, the number of options that were currently vested and expected to become vested was 45,000 shares which had an intrinsic value of approximately $40,000.
In accordance with ASC718, Compensation— Stock Compensation, the fair value of each stock option granted was estimated as of the date of the grant using the Black-Scholes method based on the following assumptions: a weighted average risk-free interest rate from 3.47% to 5.07%, a projected future dividend yield from 6.25% to 7.00%, expected volatility from 0% to 36.21%, and an expected life of an option of 10 years. The Company used the calculated value method to determine volatility as calculated using the Composite REIT Index. Based on these assumptions, the aggregate fair value of the options granted during the years ended December 31, 2009 and 2008 was approximately $18,000 and approximately $8,000, respectively, or approximately $1.81 per share and approximately $0.77 per share, respectively. As of December 31, 2009, there was approximately $7,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through June 30, 2010.
NOTE 18 — STOCKHOLDERS EQUITY
Distribution Reinvestment Plan
The Company maintains the DRIP that allows stockholders of our common stock to elect to have the distributions the stockholders receive reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP will be the higher of 95% of the fair market value per share as determined by the Company’s board of directors or $9.50 per share. No sales commissions or dealer manager fees will be paid on shares sold under the DRIP. The Company may terminate or amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3. On January 2, 2009, the Company terminated the Follow-on Offering. As of the close of business on January 2, 2009, the Company had issued 5,933,687 shares sold pursuant to the DRIP. At the completion of the Follow-on Offering, 66,313 shares of common stock remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering have been deregistered.
During the years ended December 31, 2009 and 2008, approximately 7.5 million and approximately 5.6 million shares were purchased under the distribution reinvestment plan, for approximately $71.0 million and approximately $53.5 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of redemptions paid of approximately $48.3 million and approximately $10.1 million, respectively.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
There are several restrictions on the stockholder’s ability to sell their shares to the Company under the program. The stockholders generally have to hold their shares for one year before selling the shares to the Company under the program; however, the Company may waive the one-year holding period in the event of the death or bankruptcy of a stockholder. In addition, the Company will limit the number of shares redeemed pursuant to the Company’s share redemption program as follows: (1) during any calendar year, the Company will not redeem in excess of 3.0% of the weighted average number of shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of shares under the Company’s DRIP. These limits may prevent the Company from accommodating all requests made by stockholders in any year. During the term of the Offerings, and subject to certain provisions, the redemption price per share will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date — 92.5% of the amount the stockholder paid for each share; after two years from the purchase date — 95.0% of the amount the stockholder paid for each share; after three years from the purchase date — 97.5% of the amount the stockholder paid for each share; and after four years from the purchase date — 100.0% of the amount the stockholder paid for each share.
Upon receipt of a request for redemption, the Company will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. Repurchases will be made quarterly, if there are sufficient funds available. If funds are not available to redeem all requested redemptions at the end of each quarter, the shares will be purchased on a pro rata basis and the unfulfilled requests will be held until the next quarter, unless withdrawn. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders. The Company redeemed approximately 5.1 million shares under the share redemption program during the year ended December 31, 2009 for approximately $48.3 million. The Company redeemed approximately 1.0 million shares under the share redemption program during the year ended December 31, 2008 for approximately $10.1 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On November 10, 2009, the Company’s board of directors voted to temporarily suspend the share redemption program other than for requests made upon the death of a stockholder, which the Company will continue to accept. The Company’s board of directors currently expects to make funds available for regular redemptions under the share redemption program in the second half of 2010 after the Company conducts a valuation of our share price, which it is required to be complete in June 2010.
NOTE 19 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as dividend income, capital gain income, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholder for the years ended December 31, 2009, 2008 and 2007:

Character of Distributions:	2009	2008	2007
Dividend income	39%	45%	41%
Return of capital	61%	55%	59%

Total	100%	100%	100%

As of December 31, 2009, 2008 and 2007, the tax basis carrying value of the Company’s land and depreciable real estate assets was approximately $3.1 billion, approximately $3.0 billion and approximately $1.7 billion, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company had state and local income and franchise taxes of approximately $1.1 million, approximately $1.3 million and approximately $469,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
NOTE 20 — OPERATING LEASES
The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2009, is as follows (in thousands):

Year ending December 31:	Amount
2010	$228,563
2011	226,573
2012	224,541
2013	217,846
2014	212,761
Thereafter	1,624,784

Total	$2,735,068

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 21 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands, except for per share amounts). The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$68,408	$66,987	$72,187	$67,873
Operating income	32,106	20,865 (2)	32,328	34,920
Net income (loss)	9,631	(3,698)	6,909	9,564
Basic and diluted net income (loss) per share (1)	0.05	(0.02)	0.03	0.05
Dividends per share	0.17	0.17	0.16	0.16

(1)	Based on the weighted average number of shares outstanding as of December 31, 2009.

(2)	Operating income for the second quarter 2009 includes an impairment loss of approximately $13.5 million related to one property.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$40,680	$44,108	$51,092	$65,124
Operating income	18,184	23,392	26,828	33,001
Net income	587	7,047	8,961	8,497
Basic and diluted net income per share (1)	0.01	0.05	0.06	0.05
Dividends per share	0.17	0.17	0.18	0.18

(1)	Based on the weighted average number of shares outstanding as of December 31, 2008.
NOTE 22 — SUBSEQUENT EVENTS
Sale of Shares of Common Stock
As of March 29, 2010, the Company had raised approximately $2.1 billion of gross proceeds through the issuance of approximately 212.7 million shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). Shares issued subsequent to December 31, 2009 were issued pursuant to the DRIP Offering.
Redemption of Shares of Common Stock
Subsequent to December 31, 2009, the Company redeemed approximately 288,000 shares for approximately $2.9 million due to requests upon the deaths of stockholders.
Declaration of Distributions
Subsequent to December 31, 2009, the board of directors of the Company authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which would equate to approximately 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009
(in thousands)

			Adjustments
	Balance at	Charged	to
	beginning	to	valuation		Balance at
	of period	expenses	accounts	Deductions	end of period
Year Ended December 31, 2007
Allowance for doubtful accounts	$75	$447	$—	$—	$522
Year Ended December 31, 2008
Allowance for doubtful accounts	$522	$1,933	$—	$1,533	$922
Year Ended December 31, 2009
Allowance for doubtful accounts	$922	$1,993	$—	$1,267	$1,648

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
24 Hour Fitness:
Olathe, KS	4,817	1,090	5,353	—	6,443	326	08/24/07	2007
7500 Cottonwood Center:
Jenison, MI	(9)	1,079	4,023	(13)	5,089	317	03/30/07	1993
Aaron Rents:
Alamogordo, NM	—	273	619	—	892	21	09/15/08	2006
Anderson, SC	—	156	978	—	1,134	32	09/15/08	1992
Baton Rouge, LA	—	226	603	—	829	20	09/15/08	1999
Beeville, TX	—	80	808	—	888	27	09/15/08	2004
Calmut City, IL	—	277	992	—	1,269	34	09/15/08	1977
Charlotte, NC	—	272	424	—	696	14	09/15/08	1957
Chiefland, FL	—	380	651	—	1,031	24	09/15/08	2007
Clanton, AL	—	231	817	—	1,048	27	09/15/08	2007
Essex, MD	—	632	966	—	1,598	32	09/15/08	1988
Forrest City, AR	—	246	623	—	869	21	09/15/08	2002
Griffin, GA	—	483	599	—	1,082	21	09/15/08	2007
Grovetown, GA	—	220	799	—	1,019	27	09/15/08	2007
Harrisonville, MO	—	509	252	—	761	9	09/15/08	1996
Hartsville, SC	—	304	875	—	1,179	29	09/15/08	2007
Largo, FL	—	393	884	—	1,277	31	09/15/08	1999
Mansfield, TX	—	244	906	—	1,150	32	09/15/08	2007
Navasota, TX	—	121	866	—	987	30	09/15/08	2007
Okeechobee, FL	—	305	792	—	1,097	28	09/15/08	2006
Rensselaer, NY	—	699	1,337	—	2,036	47	09/15/08	1971
Rome, TX	—	387	1,050	—	1,437	37	09/15/08	1996
Sandersville, GA	—	153	856	—	1,009	29	09/15/08	2006
Shreveport, LA	—	267	569	—	836	20	09/15/08	2001
Stuart, FL	—	651	1,822	—	2,473	67	09/15/08	1995
Wichita, KS	—	247	627	—	874	21	09/15/08	2005
Wilton, NY	—	2,693	3,577	—	6,270	128	09/15/08	1987
ABX Air:
Coventry, RI	2,454	548	3,293	16	3,857	267	02/16/07	1998
Academy Sports:
Macon, GA	3,478	1,232	3,901	—	5,133	442	01/06/06	2005
Katy, TX	68,250	8,853	88,008	—	96,861	7,286	01/18/07	1976
Lufkin, TX	2,083	1,512	3,260	—	4,772	159	02/07/08	2003
Advanced Auto:
Greenfield, IN	(9)	670	609	—	1,279	73	06/29/06	2003
Trenton, OH	(9)	333	651	—	984	78	06/29/06	2003
Columbia Heights, MN	1,038	549	1,071	—	1,620	111	07/06/06	2005

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Advanced Auto (Continued):
Fergus Falls, MN	722	187	911	(1)	1,097	105	07/06/06	2005
Holland Township, MI	1,231	647	1,134	—	1,781	95	07/12/06	2006
Holland, MI	1,193	614	1,118	—	1,732	98	07/12/06	2006
Zeeland, MI	1,057	430	1,109	(1)	1,538	123	07/12/06	2006
Grand Forks, ND	840	346	889	—	1,235	121	08/15/06	2005
Duluth, MN	860	284	1,050	—	1,334	120	09/08/06	2006
Grand Bay, AL	(9)	256	770	(1)	1,025	87	09/29/06	2005
Hurley, MS	(9)	171	811	—	982	82	09/29/06	2005
Rainsville, AL	(9)	383	823	—	1,206	86	09/29/06	2005
Ashland, KY	(9)	641	827	—	1,468	87	11/17/06	2006
Jackson, OH	(9)	449	755	—	1,204	80	11/17/06	2005
New Boston, OH	(9)	477	846	—	1,323	90	11/17/06	2005
Scottsburg, IN	(9)	264	844	—	1,108	90	11/17/06	2006
Maryland Heights, MO	(9)	736	896	—	1,632	89	01/12/07	2005
Allstate Insurance:
Cross Plains, WI	(9)	864	4,488	—	5,352	267	12/07/07	2007
Yuma, AZ	4,687	1,426	5,885	—	7,311	275	05/22/08	2008
American TV & Appliance:
Peoria, IL	6,748	2,028	8,172	—	10,200	726	10/23/06	2003
Applebee’s:
Albany, OR	1,923	808	1,836	—	2,644	133	04/26/07	2005
Augusta, GA	2,252	621	2,474	—	3,095	172	04/26/07	2005
Aurora (Iliff), OR	1,878	1,324	1,258	—	2,582	87	04/26/07	1992
Aurora, CO	1,727	1,001	1,373	—	2,374	95	04/26/07	1998
Clovis, NM	1,918	512	2,125	—	2,637	146	04/26/07	2005
Colorado Springs, CO	1,285	781	985	—	1,766	68	04/26/07	1998
Columbus (Airport), GA	2,176	726	2,265	—	2,991	158	04/26/07	2006
Columbus (Gentian), GA	2,449	1,098	2,263	6	3,367	159	04/26/07	2005
Fountain, CO	1,871	747	1,825	—	2,572	126	04/26/07	2005
Gallup, NM	2,165	499	2,477	—	2,976	170	04/26/07	2004
Garden City, GA	1,812	803	1,688	—	2,491	118	04/26/07	1998
Grand Junction, CO	2,136	915	2,021	—	2,936	140	04/26/07	1995
Littleton, CO	1,561	1,491	656	—	2,147	46	04/26/07	1990
Longview, WA	2,475	969	2,429	5	3,403	173	04/26/07	2004
Loveland, CO	1,441	437	1,543	—	1,980	106	04/26/07	1997
Macon (Eisenhower), GA	1,706	785	1,561	—	2,346	109	04/26/07	1998

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Applebee’s (Continued):
Macon (Riverside), GA	1,726	794	1,579	—	2,373	110	04/26/07	1998
Santa Fe, NM	2,783	1,637	2,184	5	3,826	151	04/26/07	1997
Savannah, GA	1,842	1,079	1,454	(156)	2,377	102	04/26/07	1993
Union Gap, WA	1,756	196	2,218	—	2,414	158	04/26/07	2004
Walla Walla, WA	1,642	770	1,487	—	2,257	110	04/26/07	2005
Warner Robins, GA	1,727	677	1,696	—	2,373	119	04/26/07	1994
Apria Healthcare:
St. John, MO	4,420	1,669	4,390	132	6,191	480	03/28/07	1996
Arby’s:
New Castle, PA	625	555	810	—	1,365	41	01/31/08	1999
Ashley Furniture:
Amarillo, TX	4,026	1,367	4,747	—	6,114	355	04/06/07	1980
Anderson, SC	(9)	677	3,240	(4)	3,913	187	09/28/07	2006
AT&T:
Beaumont, TX	8,592	611	10,717	—	11,328	1,018	03/19/07	1971
Santa Clara, CA	6,032	2,455	10,876	—	13,331	356	09/30/08	2002
Bank of America:
Delray Beach, FL	4,118	11,890	2,984	—	14,874	152	01/31/08	1975
BE Aerospace:
Winston-Salem, NC	2,566	346	4,387	—	4,733	138	10/31/08	1987
Best Buy:
Fayettville, NC	(9)	2,020	4,285	301	6,606	258	10/04/07	1999
Wichita, KS	4,853	2,192	8,319	—	10,511	491	02/07/08	1984
Las Cruces, NM	3,809	1,584	4,043	—	5,627	140	09/30/08	2002
Big 5 Center:
Aurora, CO	2,804	1,265	2,827	—	4,092	206	04/11/07	2006
BJ’s Wholesale:
Ft. Lauderdale, FL	—	10,920	14,762	—	25,682	495	09/23/08	2007
Haverhill, MA	12,247	5,497	13,904	—	19,401	621	04/14/08	2006
Woodstock, GA	9,971	3,071	11,542	—	14,613	287	1/29/09	2002
Borders:
Rapid City, SD	4,393	1,589	1,951	—	3,540	137	06/01/07	1999
Reading, PA	4,257	2,128	3,186	—	5,314	213	06/01/07	1997
Boscov’s:
Voorhees, NJ	—	1,889	5,012	—	6,901	261	02/07/08	1970
Bridgestone Tire:
Atlanta, GA	1,176	1,623	977	—	2,600	49	02/07/08	1998

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Broadview Village Square:
Broadview, IL	31,500	8,489	46,933	(3)	55,419	3,063	09/14/07	1994
Carmax:
Greenville, SC	15,112	8,061	11,830	—	19,891	596	01/25/08	1998
Pineville, NC	—	6,980	4,014	—	10,994	217	01/31/08	2002
Raleigh, NC	3,922	4,000	7,669	—	11,669	383	01/31/08	1994
Chambers Corner:
Wayland, MI	(9)	1,608	7,277	37	8,922	495	09/19/07	2000
Chili’s:
Paris, TX	1,790	600	1,851	—	2,451	153	12/28/06	1999
Fredericksburg, TX	1,504	820	1,290	—	2,110	95	06/05/07	1985
Tilton, NH	1,260	1,085	—	—	1,085	—	3/27/09	(8)
Church’s Chicken:
191 Locations	68,943	47,249	57,362	—	104,611	2,053	10/31/08	Various
Circle K:
Akron (1178 Arlington), OH	706	434	834	—	1,268	46	12/20/07	1994
Akron (1559 Market), OH	706	539	832	8	1,379	46	12/20/07	1995
Akron (1693 West Market), OH	834	664	2,064	8	2,736	109	12/20/07	2000
Akron (940 Arlington), OH	569	362	1,062	—	1,424	58	12/20/07	1991
Akron (Albrecht), OH	559	400	908	—	1,308	49	12/20/07	1997
Akron (Brittain), OH	628	345	1,005	8	1,358	57	12/20/07	1995
Akron (Brown), OH	628	329	707	—	1,036	42	12/20/07	1950
Akron (Cuyahoga), OH	843	518	794	—	1,312	45	12/20/07	1998
Akron (Darrow), OH	628	544	849	8	1,401	47	12/20/07	1994
Akron (Exchange), OH	735	559	900	—	1,459	49	12/20/07	1996
Akron (Main), OH	588	330	1,288	8	1,626	72	12/20/07	2000
Akron (Manchester), OH	824	304	945	—	1,249	53	12/20/07	1994
Akron (Ridgewood), OH	628	435	386	—	821	23	12/20/07	1969
Akron (Waterloo), OH	618	385	1,019	—	1,404	56	12/20/07	2001
Albuquerque, NM	637	748	626	—	1,374	33	12/20/07	1994
Auburn, AL	804	693	1,045	—	1,738	57	12/20/07	1990
Augusta, GA	520	783	953	—	1,736	52	12/20/07	1985
Barberton (31st St), OH	471	389	1,519	—	1,908	83	12/20/07	1991

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Circle K (Continued):
Barberton (5th St.), OH	618	283	1,067	—	1,350	57	12/20/07	1996
Barberton (Wooster), OH	1,118	520	1,168	—	1,688	64	12/20/07	2000
Baton Rouge (Burbank), LA	461	538	708	—	1,246	39	12/20/07	1976
Baton Rouge (Floynell), LA	657	551	686	—	1,237	37	12/20/07	1977
Baton Rouge (Jefferson), LA	500	770	600	—	1,370	33	12/20/07	1970
Beaufort, SC	814	745	663	—	1,408	36	12/20/07	1997
Bedford, OH	647	416	708	—	1,124	38	12/20/07	2000
Bluffton, SC	1,206	1,075	777	—	1,852	43	12/20/07	1997
Bossier City, LA	765	755	771	—	1,526	41	12/20/07	1987
Brookpark, OH	677	472	819	—	1,291	44	12/20/07	1998
Canton (12th St.), OH	544	459	878	—	1,337	50	12/20/07	1992
Canton (Tuscarwas), OH	1,108	730	1,339	—	2,069	73	12/20/07	2000
Charleston, SC	1,304	1,182	758	—	1,940	40	12/20/07	1987
Charlotte (Independence), NC	946	589	581	—	1,170	32	12/20/07	1996
Charlotte (Sharon), NC	981	663	734	—	1,397	39	12/20/07	1997
Charlotte (Sugar Creek), SC	1,010	623	603	—	1,226	33	12/20/07	1991
Cleveland, OH	794	573	1,352	—	1,925	74	12/20/07	2002
Columbia (Garners), SC	1,059	645	739	—	1,384	40	12/20/07	1993
Columbia (Hardscrabble), SC	883	587	777	—	1,364	41	12/20/07	1997
Columbia (Lumpkin), GA	785	526	756	—	1,282	42	12/20/07	1978
Columbus (Airport), GA	716	569	455	—	1,024	26	12/20/07	1984
Columbus (Buena Vista), GA	755	576	623	—	1,199	35	12/20/07	1990
Columbus (Warm Springs), GA	922	2,085	2,949	—	5,034	156	12/20/07	1978
Columbus (Whiteville), GA	1,569	1,394	1,039	—	2,433	55	12/20/07	1995
Copley, OH	579	336	692	8	1,036	40	12/20/07	1993
Cuyahoga Falls (Bath), OH	1,020	472	1,287	—	1,759	69	12/20/07	2002
Cuyahoga Falls (Port), OH	696	413	988	—	1,401	54	12/20/07	1995
Cuyahoga Falls (State), OH	481	327	613	7	947	34	12/20/07	1972
El Paso (Americas), TX	1,147	696	1,272	—	1,968	70	12/20/07	1999
El Paso (Mesa), TX	598	684	821	—	1,505	45	12/20/07	1999

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Circle K (Continued):
El Paso (Zaragosa), TX	1,069	967	764	—	1,731	41	12/20/07	1998
Fairlawn, OH	785	480	818	—	1,298	45	12/20/07	1993
Fort Mill, SC	1,216	1,207	2,007	—	3,214	106	12/20/07	1999
Goose Creek, SC	657	671	578	—	1,249	32	12/20/07	1983
Huntersville, NC	1,010	680	716	—	1,396	39	12/20/07	1996
Kent, OH	490	223	678	—	901	37	12/20/07	1994
Lanett, AL	446	1,645	4,693	—	6,338	265	12/20/07	1974
Macon (Arkwright), GA	549	422	675	—	1,097	37	12/20/07	1993
Macon (Riverside), GA	588	588	625	—	1,213	36	12/20/07	1974
Maple Heights, OH	745	524	1,052	—	1,576	59	12/20/07	1998
Martinez, GA	618	506	702	—	1,208	39	12/20/07	1986
Midland (Beaver Run), GA	1,216	1,066	1,099	—	2,165	61	12/20/07	1995
Mobile (Airport), AL	843	516	651	—	1,167	38	12/20/07	1987
Mobile (Moffett), AL	642	475	374	—	849	22	12/20/07	1988
Mount Pleasant, SC	735	616	631	—	1,247	35	12/20/07	1978
North Augusta, SC	579	380	678	—	1,058	36	12/20/07	1999
North Monroe, LA	765	816	1,375	—	2,191	73	12/20/07	1986
Northfield, OH	971	829	1,564	—	2,393	83	12/20/07	1983
Norton, OH	716	374	1,430	—	1,804	78	12/20/07	2001
Opelika (2nd Avenue), AL	618	778	1,590	—	2,368	87	12/20/07	1989
Opelika (Columbus), AL	1,138	829	968	—	1,797	57	12/20/07	1988
Parma, OH	657	451	1,052	—	1,503	57	12/20/07	2002
Phenix City, AL	804	674	1,148	—	1,822	62	12/20/07	1999
Pine Mountain, GA	588	744	3,016	—	3,760	161	12/20/07	1999
Port Wentworth, GA	1,128	945	861	—	1,806	51	12/20/07	1991
Savannah (Johnny Mercer), GA	726	551	480	—	1,031	27	12/20/07	1990
Savannah (King George), GA	785	816	712	—	1,528	38	12/20/07	1997
Seville, OH	1,275	642	1,989	7	2,638	106	12/20/07	2003
Shreveport, LA	608	517	1,074	—	1,591	58	12/20/07	1988
Springdale, SC	843	368	609	—	977	33	12/20/07	1999
Twinsburg, OH	677	409	1,146	—	1,555	64	12/20/07	1984
Valley, AL	785	512	733	—	1,245	40	12/20/07	1974
West Monroe (1602), LA	834	538	1,127	—	1,665	60	12/20/07	1999

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Circle K (Continued):
West Monroe (503), LA	735	918	660	—	1,578	36	12/20/07	1983
Willoughby, OH	598	390	1,001	—	1,391	54	12/20/07	1986
Circuit City:
Mesquite, TX	4,305	1,094	6,687	—	7,781	434	06/29/07	1996
Taunton, MA	4,323	2,219	6,314	—	8,533	425	07/13/07	2001
Groveland, FL	20,250	4,990	24,740	—	29,730	1,549	07/17/07	1991
Aurora, CO	4,777	1,763	4,295	3	6,061	268	08/22/07	1995
Kennesaw, GA	—	2,242	18,075	569	20,886	1,068	01/31/08	1998
Conns:
San Antonio, TX	2,461	1,026	3,055	—	4,081	295	05/26/06	2002
Convergys:
Las Cruces, NM	5,031	1,740	5,785	—	7,525	272	06/02/08	1983
Coral Walk:
Cape Coral, FL	12,255	7,737	20,708	7	28,452	1,060	06/12/08	2007
Cost-U-Less:
St. Croix, USVI	4,035	706	4,472	—	5,178	330	03/26/07	2005
Cumming Town Center:
Cumming, GA	33,700	13,555	48,146	(1,485)	60,216	1,869	07/11/08	2007
CVS:
Alpharetta, GA	2,015	1,214	1,693	—	2,907	196	12/01/05	1998
Richland Hills, TX	2,379	1,141	2,302	—	3,443	248	12/08/05	1997
Portsmouth (Scioto Trail), OH	1,424	561	1,639	169	2,369	189	03/08/06	1997
Lakewood, OH	1,348	552	1,225	81	1,858	160	04/19/06	1996
Madison, MS	2,809	1,068	2,835	—	3,903	286	05/26/06	2004
Portsmouth, OH	(9)	328	1,862	193	2,383	209	06/28/06	1997
Okeechobee, FL	4,076	1,623	3,563	—	5,186	334	07/07/06	2001
Orlando, FL	3,016	2,125	2,213	—	4,338	214	07/12/06	2005
Gulfport, MS	2,611	1,231	2,483	—	3,714	227	08/10/06	2000
Clinton, NY	1,983	684	2,014	—	2,698	178	08/24/06	2006
Glenville Scotia, NY	3,413	1,601	2,928	—	4,529	241	11/16/06	2006
Florence, SC	1,706	771	1,803	—	2,574	129	05/17/07	1998
Indianapolis, IN	1,860	1,077	2,238	—	3,315	108	02/07/08	1998
Onley, VA	3,350	1,584	3,156	—	4,740	135	05/08/08	2007
Columbia (I), TN	1,715	1,090	1,752	—	2,842	65	09/30/08	1998
Columbia (II), TN	1,735	1,205	1,579	—	2,784	60	09/30/08	1998
Hamilton, OH	1,678	917	1,682	—	2,599	60	09/30/08	1999
Mechanicsville, NY	1,464	415	2,104	—	2,519	70	09/30/08	1997
Atlanta, GA	1,791	910	2,450	—	3,360	78	10/07/08	2006

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
CVS (Continued):
Carrollton, TX	980	542	1,428	—	1,970	41	12/23/08	1995
Kissimmee, FL	1,226	810	1,607	—	2,417	45	12/23/08	1995
Lake Worth, TX	882	474	1,323	—	1,797	38	12/23/08	1996
Richardson, TX	1,212	476	1,769	—	2,245	51	12/23/08	1996
River Oaks, TX	1,343	819	1,711	—	2,530	49	12/23/08	1996
The Colony, TX	931	460	1,422	(5)	1,877	41	12/23/08	1996
Wichita Falls (SW), TX	882	451	1,655	—	2,106	47	12/23/08	1996
Wichita Falls, TX	1,029	471	1,276	—	1,747	36	12/23/08	1995
Myrtle Beach, SC	4,788	1,565	2,564	—	4,129	54	3/27/09	2004
Maynard, MA	5,596	2,157	2,049	—	4,206	42	3/31/09	2005
Waynesville, NC	3,966	420	3,005	—	3,425	62	3/31/09	2005
Dave and Buster’s:
Addison, IL	5,600	5,837	6,810	—	12,647	458	07/19/07	2006
David’s Bridal:
Lenexa, KS	1,799	766	2,197	—	2,963	295	01/11/06	2005
Topeka, KS	2,000	569	2,193	—	2,762	240	10/13/06	2006
Dickinson Theater:
Yukon, OK	(9)	980	3,403	2	4,385	214	07/17/07	2007
Dick’s Sporting Goods:
Amherst, NY	6,321	3,147	6,084	864	10,095	594	12/20/06	1986
Dollar General:
Crossville, TN	1,950	647	2,088	—	2,735	218	06/02/06	2006
Ardmore, TN	1,804	735	1,839	—	2,574	190	06/09/06	2005
Livingston, TN	1,856	899	1,687	—	2,586	177	06/12/06	2006
Drexel Heritage:
Hickory, NC	2,763	394	3,622	—	4,016	767	02/24/06	1963
Eckerd:
Lincolnton, NC	1,538	557	2,131	—	2,688	150	04/03/07	1998
Easton, PA	4,060	2,308	3,411	—	5,719	235	04/25/07	2005
Spartanburg, SC	2,259	1,368	1,791	—	3,159	128	05/17/07	1998
EDS Information Systems:
Salt Lake City, UT	18,000	2,283	19,796	—	22,079	1,241	07/17/07	1999
Federal Express:
Rockford, IL	3,998	1,469	3,669	—	5,138	428	12/09/05	1994
Council Bluffs, IA	2,185	530	1,845	—	2,375	157	11/15/06	1999
Edwardsville, KS	12,880	1,693	15,439	—	17,132	1,296	11/15/06	1999
Peoria, IL	2,080	337	2,629	—	2,966	165	07/20/07	1997
Walker, MI	4,669	1,387	4,424	4	5,815	270	08/08/07	2001

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Federal Express (Continued):
Mishawaka, IN	—	303	3,356	—	3,659	165	02/07/08	1993
Huntsville, Al	5,268	1,576	8,252	—	9,828	270	09/30/08	2008
Baton Rouge, LA	4,510	1,822	6,332	1,560	9,714	199	10/03/08	2008
Ferguson Enterprises:
Auburn, AL	1,371	663	1,401	—	2,064	51	08/21/08	2007
Charlotte, NC	—	2,347	7,782	—	10,129	296	08/21/08	2007
Cohasset, MN	—	65	1,221	—	1,286	44	08/21/08	2007
Front Royal, VA	26,549	3,475	38,699	—	42,174	1,401	08/21/08	2007
Ocala, FL	4,080	650	6,207	—	6,857	231	08/21/08	2006
Powhatan, VA	—	522	4,712	—	5,234	168	08/21/08	2007
Salisbury, MD	—	773	8,016	—	8,789	286	08/21/08	2007
Shallotte, NC	—	594	1,717	—	2,311	62	08/21/08	2006
Gallina Centro:
Collierville, TN	14,200	5,669	10,347	—	16,016	814	03/26/07	2000
Gold’s Gym:
O’Fallon, IL	3,650	1,407	5,253	—	6,660	519	09/29/06	2005
St. Peters, MO	5,114	2,338	4,428	—	6,766	291	07/31/07	2007
O’Fallon, MS	5,425	3,120	3,992	—	7,112	270	08/29/07	2007
Gordman’s:
Peoria, IL	4,950	1,558	6,674	—	8,232	520	01/18/07	2006
Gregg Appliances:
Greensboro, NC	(9)	2,412	3,931	(366)	5,977	197	01/11/08	2007
Grove City, OH	(9)	987	4,477	—	5,464	176	09/17/08	2008
Mt Juliet, TN	—	2,088	3,638	—	5,726	135	09/23/08	2008
Hilltop Plaza:
Bridgeton, MO	(9)	8,012	13,342	—	21,354	674	02/06/08	1991
HOM Furniture:
Fargo, ND	4,800	1,155	9,779	—	10,934	791	01/04/07	2004
Home Depot:
Bedford Park, IL	(9)	9,024	20,877	—	29,901	1,286	08/21/07	1992
Lakewood, CO	7,803	9,367	—	—	9,367	—	08/27/08	2006
Colma, CA	—	17,636	20,114	—	37,750	655	09/30/08	1995
Infiniti:
Davie, FL	5,188	3,076	5,410	—	8,486	478	11/30/06	2006
Jo-Ann Fabrics:
Alpharetta, GA	(9)	2,578	3,682	—	6,260	169	08/05/08	2000
Kohl’s:
Wichita, KS	5,200	1,798	6,200	619	8,617	593	09/27/06	1996
Lake Zurich, IL	9,075	1,854	10,086	—	11,940	654	07/17/07	2000

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Kohl’s (Continued):
Grand Forks, ND	5,080	1,855	5,680	—	7,535	232	06/11/08	2006
Tilton, NH	3,780	5,640	—	—	5,640	—	3/27/09	(8)
Kroger:
LaGrange, GA	4,750	1,101	6,032	176	7,309	401	06/28/07	1998
LA Fitness:
Brooklyn Park, MN	6,049	1,963	7,460	—	9,423	300	06/17/08	2008
Matteson, IL	6,122	2,628	6,474	—	9,102	284	07/16/08	2007
Greenwood, IN	—	2,233	7,670	—	9,903	299	08/05/08	2007
La-Z-Boy:
Glendale, AZ	3,415	2,515	2,968	—	5,483	350	10/25/05	2001
Newington, CT	4,140	1,466	4,979	—	6,445	375	01/05/07	2006
Kentwood, MI	3,602	1,442	3,702	—	5,144	271	06/28/07	1986
Lincoln Place:
Fairview Heights, IL	35,432	6,010	36,738	469	43,217	2,657	04/05/07	1998
Logan’s Roadhouse:
Fairfax, VA	1,117	1,527	1,414	—	2,941	104	03/28/07	1998
Johnson City, TN	1,933	1,280	1,794	—	3,074	131	03/28/07	1996
Long John Silvers:
Houston, TX	(9)	965	—	120	1,085	7	07/19/07	2004
Lowe’s:
Enterprise, AL	4,859	1,012	5,803	—	6,815	668	12/01/05	1995
Lubbock, TX	7,475	4,581	6,563	—	11,144	619	09/27/06	1996
Midland, TX	7,150	3,525	7,332	—	10,857	683	09/27/06	1996
Cincinnati, OH	13,800	5,592	11,319	—	16,911	761	07/17/07	1998
Chester, NY	3,962	5,704	—	—	5,704	—	09/19/08	2008
Tilton, NH	12,960	10,800	—	—	10,800	—	3/27/09	(8)
Market Pointe:
Papillion, NE	—	11,626	12,882	29	24,537	554	06/20/08	2007
Marsh Supermarket:
Indianapolis, IN	—	1,842	10,764	—	12,606	523	02/07/08	1999
Massard Farms:
Fort Smith, AR	10,029	4,295	10,755	1	15,051	653	10/11/07	2001
Mealey’s Furniture:
Maple Shade, NJ	(9)	1,716	3,907	821	6,444	261	12/12/07	2007
Mercedes Benz:
Atlanta, GA	(9)	2,623	7,208	—	9,831	559	12/15/06	2000
Milford Commons:
Milford, CT	5,582	7,525	4,257	—	11,782	235	01/17/08	2005

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Mountainside Fitness:
Chandler, AZ	(9)	1,177	4,480	—	5,657	573	02/09/06	2001
Mustang Engineering:
Houston, TX	7,843	1,859	16,198	—	18,057	995	01/31/08	1983
Northern Tool & Equipment:
Blaine, MN	3,185	2,233	2,432	—	4,665	204	02/28/07	2006
O’Reilly Auto Parts:
Dallas, TX	3,290	1,896	2,904	—	4,800	216	02/06/07	1970
Office Depot:
Dayton, OH	2,130	807	2,183	—	2,990	196	07/07/06	2005
Greenville, MS	2,192	666	2,469	—	3,135	226	07/12/06	2000
Warrensburg, MO	1,810	1,024	1,540	—	2,564	196	07/19/06	2001
Benton, AR	2,130	560	2,506	—	3,066	205	11/21/06	2001
Oxford, MS	2,295	916	2,141	—	3,057	170	12/01/06	2006
Enterprise, AL	1,850	771	1,635	—	2,406	124	02/27/07	2006
Alcoa, TN	—	1,164	2,537	—	3,701	127	01/31/08	1999
Laurel, MS	(9)	351	2,214	—	2,565	74	09/30/08	2002
London, KY	(9)	724	2,687	—	3,411	112	09/30/08	2001
OfficeMax:
Orangeburg, SC	1,875	590	2,363	—	2,953	208	02/28/07	1999
Old Time Pottery:
Fairview Heights, IL	2,140	1,044	2,943	—	3,987	443	11/21/06	1979
One Pacific Place:
Omaha, NE	23,400	6,254	27,877	586	34,717	2,941	02/06/07	1988
Oxford Theater:
Oxford, MS	—	281	4,051	—	4,332	350	08/31/06	2006
Payless Shoes:
Columbia, SC	(9)	568	742	—	1,310	28	09/30/08	1998
PepBoys:
Albuquerque, NM	2,236	1,495	1,980	—	3,475	96	03/25/08	1990
Arlington Heights, IL	3,639	1,379	4,376	—	5,755	210	03/25/08	1995
Clarksville, IN	—	1,017	1,492	—	2,509	75	03/25/08	1993
Colorado Springs, CO	1,580	1,223	1,820	—	3,043	91	03/25/08	1994
El Centro, CA	—	1,000	1,202	—	2,202	58	03/25/08	2006
Fort Myers, FL	1,807	2,121	2,546	—	4,667	121	03/25/08	1994
Frederick, MD	—	1,786	2,812	—	4,598	129	03/25/08	1987
Hampton, VA	—	2,024	1,757	—	3,781	86	03/25/08	1993
Lakeland, FL	—	3,313	1,991	—	5,304	102	03/25/08	1991
Nashua, NH	2,593	2,415	2,006	—	4,421	97	03/25/08	1996

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
PepBoys (Continued):
New Hartford, NY	1,404	1,280	1,178	—	2,458	70	03/25/08	1992
Orem, UT	—	1,392	1,224	—	2,616	60	03/25/08	1990
Pasadena, TX	—	1,703	2,656	—	4,359	128	03/25/08	1995
Redlands, CA	2,738	1,460	2,918	—	4,378	138	03/25/08	1994
San Antonio, TX	1,458	905	2,091	—	2,996	104	03/25/08	1988
Tamarac, FL	—	1,690	2,106	—	3,796	100	03/25/08	1997
Tampa, FL	1,141	3,902	2,035	—	5,937	114	03/25/08	1991
West Warwick, RI	—	2,429	1,198	—	3,627	60	03/25/08	1993
Petsmart:
McCarran, NV	—	5,151	43,546	—	48,697	1,661	07/02/08	2008
Chattanooga, TN	2,318	1,136	3,418	—	4,554	120	08/05/08	1996
Daytona Beach, FL	2,450	1,735	3,270	—	5,005	115	08/05/08	1996
Fredericksburg, VA	2,423	3,247	2,083	—	5,330	74	08/05/08	1997
Plastech:
Auburn Hills, MI	—	3,283	18,153	(2,881)	18,555	1,610	12/15/05	1995
Pocatello Square:
Pocatello, ID	17,250	3,262	18,418	(250)	21,430	1,296	04/06/07	2006
Rayford Square:
Spring, TX	5,940	2,339	6,696	178	9,213	659	03/02/06	1973
Rite Aid:
Alliance, OH	—	432	1,446	—	1,878	182	10/20/05	1996
Enterprise, AL	2,043	920	2,391	—	3,311	263	01/26/06	2005
Wauseon, OH	2,142	1,047	2,333	—	3,380	260	01/26/06	2005
Saco, ME	1,375	391	1,989	2	2,382	221	01/27/06	1997
Cleveland, OH	1,413	566	1,753	—	2,319	197	04/27/06	1997
Fremont, OH	1,388	863	1,435	—	2,298	157	04/27/06	1997
Defiance, OH	2,321	1,174	2,373	—	3,547	241	05/26/06	2005
Lansing, MI	1,041	254	1,276	—	1,530	144	06/29/06	1950
Glassport, PA	2,325	674	3,112	—	3,786	255	10/04/06	2006
Hanover, PA	4,115	1,924	3,804	—	5,728	309	10/17/06	2006
Plains, PA	3,380	1,147	3,780	—	4,927	266	04/16/07	2006
Fredericksburg, VA	2,979	1,522	3,378	—	4,900	226	05/02/07	2007
Lima, OH	3,103	1,814	2,402	—	4,216	167	05/14/07	2005
Allentown, PA	3,615	1,635	3,654	—	5,289	249	05/15/07	2006
Sportsman’s Warehouse:
Wichita, KS	—	1,586	5,954	—	7,540	541	06/27/06	2006
DePere, WI	3,907	1,131	4,295	—	5,426	317	04/20/07	2004

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Staples:
Crossville, TN	1,885	549	2,134	—	2,683	297	01/26/06	2001
Peru, IL	1,930	1,285	1,959	—	3,244	196	11/10/06	1998
Clarksville, IN	2,900	939	3,080	—	4,019	283	12/29/06	2006
Greenville, SC	2,955	1,718	2,496	—	4,214	177	04/11/07	2007
Warsaw, IN	1,850	1,084	1,984	—	3,068	143	05/17/07	1998
Guntersville, AL	2,161	969	2,330	—	3,299	152	07/06/07	2001
Moraine, OH	(9)	1,168	2,182	(11)	3,339	132	10/12/07	2006
Angola, IN	1,999	457	2,366	—	2,823	84	09/30/08	1999
Starbucks:
Covington, TN	—	563	856	—	1,419	63	06/22/07	2007
Sedalia, MO	(9)	249	837	—	1,086	57	06/22/07	2006
Bowling Green, KY	(9)	557	1,005	4	1,566	63	10/23/07	2007
Shawnee, OK	(9)	362	644	4	1,010	42	10/31/07	2006
Oklahoma City, OK	—	386	725	4	1,115	46	11/20/07	2007
Chattanooga, TN	—	533	788	5	1,326	49	11/26/07	2007
Maryville, TN	(9)	663	733	4	1,400	46	11/26/07	2007
Powell, TN	(9)	517	728	4	1,249	46	11/26/07	2007
Seymour, TN	(9)	509	752	4	1,265	47	11/26/07	2007
Altus, OK	—	191	885	—	1,076	52	01/16/08	2007
Stillwater, OK	(9)	164	990	—	1,154	54	02/28/08	2007
Memphis, TN	—	201	1,077	—	1,278	54	03/04/08	2007
Ponca City, OK	—	218	778	—	996	40	03/11/08	2007
Kingsport, TN	(9)	544	733	—	1,277	39	03/25/08	2008
Stations Casino:
Las Vegas, NV	42,250	4,976	50,024	—	55,000	2,722	11/01/07	2007
Taco Bell:
Anderson, IN	(9)	344	640	(12)	972	59	07/19/07	1995
Brazil, IN	(9)	539	569	(12)	1,096	51	07/19/07	1996
Henderson, KY	(9)	380	946	(13)	1,313	75	07/19/07	1992
Martinsville, IN	(9)	421	633	(12)	1,042	57	07/19/07	1986
Princeton, IN	(9)	287	628	(14)	901	61	07/19/07	1992
Robinson, IN	(9)	300	527	(12)	815	50	07/19/07	1994
Spencer, IN	(9)	216	583	(14)	785	53	07/19/07	1999
Vinceness, IN	(9)	623	648	(16)	1,255	59	07/19/07	2000
Washington, IN	(9)	334	583	(12)	905	54	07/19/07	1995
TelerX Marketing:
Kings Mountain, NC	6,083	367	7,795	—	8,162	533	07/17/07	2007
Three Forks Restaurant:
Dallas, TX	6,675	3,641	5,678	—	9,319	230	06/05/08	1998

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
TJ Maxx:
Staunton, VA	3,116	933	3,082	—	4,015	108	09/30/08	1988
Tractor Supply:
Parkersburg, WV	1,793	934	2,050	—	2,984	255	09/26/05	2005
La Grange, TX	1,405	256	2,091	—	2,347	193	11/06/06	2006
Livingston, TN	1,725	430	2,360	—	2,790	216	11/22/06	2006
New Braunfels, TX	1,750	511	2,350	—	2,861	217	11/22/06	2006
Crockett, TX	1,325	291	1,957	—	2,248	176	12/01/06	2006
Ankeny, IA	1,950	717	1,984	—	2,701	171	02/09/07	2006
Greenfield, MN	2,228	1,311	2,367	—	3,678	166	04/02/07	2006
Marinette, WI	1,918	448	2,123	—	2,571	171	04/10/07	2006
Paw Paw, MI	2,048	537	2,349	—	2,886	165	04/10/07	2006
Navasota, TX	2,050	348	2,368	—	2,716	186	04/18/07	2006
Fredericksburg, TX	2,031	593	2,235	(1)	2,827	151	05/08/07	2007
Fairview, TN	1,931	449	2,234	(1)	2,682	151	05/25/07	2007
Baytown, TX	2,251	808	2,212	(1)	3,019	145	06/11/07	2007
Prior Lake, MN	3,283	1,756	2,948	98	4,802	199	06/29/07	1991
Rome, NY	1,774	1,231	1,747	—	2,978	89	01/04/08	2003
Clovis, NM	1,932	695	2,129	—	2,824	96	04/07/08	2007
Carroll, OH	1,123	798	1,030	—	1,828	92	05/08/08	1976
Baldwinsville, NY	1,942	1,110	1,938	—	3,048	64	10/15/08	2005
LaGrange, KY	—	584	2,322	—	2,906	82	11/19/08	2008
Victoria Crossing:
Victoria, TX	8,288	2,207	9,531	13	11,751	736	01/12/07	2006
Wadsworth Boulevard:
Denver, CO	12,025	4,723	12,728	237	17,688	1,291	02/06/06	1991
Walgreens:
Brainerd, MN	2,814	981	2,882	—	3,863	347	10/05/05	2000
Florissant, MO	3,372	1,482	3,205	—	4,687	342	11/02/05	2001
St Louis (Gravois), MO	3,999	2,220	3,305	—	5,525	353	11/02/05	2001
St Louis (Telegraph), MO	3,289	1,745	2,875	—	4,620	307	11/02/05	2001
Columbia, MO	3,806	2,353	3,351	—	5,704	381	11/22/05	2002
Olivette, MO	4,747	3,077	3,798	—	6,875	420	11/22/05	2001
Knoxville, TN	3,088	1,826	2,465	—	4,291	260	05/08/06	2000
Picayune, MS	2,766	1,212	2,548	—	3,760	224	09/15/06	2006
Cincinnati, OH	3,341	1,335	3,272	—	4,607	237	03/06/07	2000
Madeira, OH	2,876	1,060	2,911	—	3,971	212	03/06/07	1998
Sharonville, OH	2,655	1,203	2,836	352	4,391	228	03/06/07	1998
Shreveport, LA	2,815	477	2,648	(1)	3,124	191	03/23/07	1998
Bridgetown, OH	3,043	1,537	2,356	—	3,893	169	04/30/07	1998

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Walgreens (Continued):
Dallas, TX	2,175	992	2,749	619	4,360	227	05/09/07	1996
Bryan, TX	4,111	783	4,792	(4)	5,571	320	05/18/07	2001
Harris County, TX	3,673	1,651	3,007	—	4,658	209	05/18/07	2000
Gainesville, FL	2,465	1,079	2,398	—	3,477	157	06/01/07	1997
Kansas City (63rd St), MO	3,035	1,255	2,944	364	4,563	206	07/11/07	2000
Kansas City (Independence), MO	2,990	1,233	3,066	1	4,300	194	07/11/07	1997
Kansas City (Linwood), MO	2,438	1,066	2,634	202	3,902	177	07/11/07	2000
Kansas City (Troost), MO	2,464	1,149	3,288	1	4,438	207	07/11/07	2000
Topeka, KS	1,870	860	2,142	—	3,002	135	07/11/07	1999
Fort Worth, TX	3,675	276	2,982	1	3,259	185	07/17/07	1992
Richmond, VA	(9)	745	2,902	—	3,647	184	08/17/07	1997
Dallas, TX	(9)	367	2,214	(1)	2,580	133	08/27/07	1997
Brentwood, TN	3,465	2,904	2,179	(74)	5,009	125	10/17/07	2006
Harriman, TN	3,209	1,133	3,526	—	4,659	199	10/24/07	2007
Beverly Hills, TX	2,185	1,286	2,562	691	4,539	167	12/05/07	2007
Waco, TX	2,185	1,138	2,683	700	4,521	174	12/05/07	2007
Cincinnati (Seymour), OH	(9)	756	2,587	—	3,343	142	12/21/07	2000
Oneida, TN	3,171	555	3,938	—	4,493	193	02/29/08	2007
Batesville, MS	3,359	1,558	3,265	—	4,823	155	03/31/08	2007
Elmira, NY	3,836	1,996	3,831	—	5,827	163	05/01/08	2007
Hibbing, MN	2,564	1,048	2,763	—	3,811	115	05/14/08	2007
Essex, MD	3,933	1,208	4,725	—	5,933	193	05/30/08	2007
Bath, NY	2,589	1,114	2,924	—	4,038	118	06/02/08	2008
Chino Valley, AZ	3,282	1,779	3,014	—	4,793	118	06/02/08	2007
Albany, GA	2,791	929	3,177	—	4,106	129	06/11/08	2008
Rome, NY	2,758	1,170	3,121	—	4,291	120	07/15/08	2007
Columbus, MS	2,731	1,193	2,831	—	4,024	113	07/24/08	2004
Mobile, AL	2,805	1,654	3,286	—	4,940	121	08/28/08	2007
Akron, OH	—	565	1,961	16	2,542	70	09/30/08	1994
Broken Arrow, OK	935	770	1,274	—	2,044	48	09/30/08	1993
Crossville, TN	2,753	878	3,154	—	4,032	118	09/30/08	2001
Jacksonville, FL	2,695	1,044	4,178	—	5,222	143	09/30/08	2000
LaMarque, TX	2,213	450	3,461	—	3,911	117	09/30/08	2000
Newton, IA	—	505	3,456	—	3,961	118	09/30/08	2000
Saginaw, MI	2,213	801	2,977	—	3,778	103	09/30/08	2001
Seattle, WA	3,355	2,944	3,206	—	6,150	109	09/30/08	2002
Tulsa, OK	1,926	651	2,168	—	2,819	77	09/30/08	1994
Tulsa, OK	985	192	1,935	—	2,127	69	09/30/08	1993

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Walgreens (Continued):
Evansville, IN	2,423	1,131	2,898	—	4,029	82	11/25/08	2007
Austin, MN	3,531	1,049	1,940	—	2,989	39	3/27/09	2002
Canton, IL	4,429	842	3,046	—	3,888	63	3/27/09	2006
Galloway, OH	4,250	1,055	2,834	—	3,889	59	3/27/09	2003
Humble, TX	4,395	1,092	3,027	—	4,119	61	3/27/09	2003
Memphis, TN	5,058	693	3,827	—	4,520	79	3/27/09	2002
Parkville, MO	4,274	1,461	2,243	—	3,704	47	3/27/09	2006
San Antonio, TX	4,060	991	3,005	—	3,996	61	3/27/09	2004
Toledo, OH	5,400	1,208	3,469	—	4,677	71	3/27/09	2005
Antioch, TN	4,425	479	3,411	—	3,890	70	3/31/09	2002
Decatur, IL	4,003	680	2,989	—	3,669	62	3/31/09	2005
Long Beach, MS	3,662	791	2,600	—	3,391	53	3/31/09	2005
Roselle, NJ	5,742	1,632	3,746	—	5,378	75	3/31/09	2002
Saraland, AL	5,079	1,415	3,187	—	4,602	65	3/31/09	2003
Wal-Mart:
Anderson, SC	8,160	3,265	8,442	1,271	12,978	660	05/08/07	1993
New London, WI	1,778	658	1,938	135	2,731	145	05/09/07	1991
Spencer, IN	1,377	612	1,427	176	2,215	113	05/23/07	1987
Bay City, TX	(9)	637	2,558	(6)	3,189	161	08/14/07	1990
Washington, IL	(9)	1,043	2,386	118	3,547	156	09/10/07	1989
Borger, TX	(9)	932	1,828	(11)	2,749	112	09/12/07	1991
Whiteville, NC	(9)	854	1,357	(8)	2,203	95	10/11/07	1988
WaWa:
Hockessin, DE	2,709	1,850	2,000	—	3,850	219	03/29/06	2000
Manahawkin, NJ	2,617	1,359	2,360	—	3,719	212	03/29/06	2000
Narberth, PA	2,422	1,659	1,782	—	3,441	196	03/29/06	2000
Wehrenberg Theatre:
Arnold, MO	(9)	2,798	4,604	10	7,412	434	06/14/06	1998
Weston Shops:
Weston, FL	6,029	6,034	9,573	—	15,607	383	07/30/08	2007
Wickes Furniture:
Chicago, IL	15,925	9,896	11,282	(11,378)	9,800	312	10/17/07	2007
WinCo Foods:
Eureka, CA	11,247	4,277	10,919	380	15,576	738	06/27/07	1960
Winter Garden Village:
Winter Garden, FL	105,700	22,862	151,385	316	174,563	5,097	09/26/08	2007

TOTAL	1,501,861	785,581	2,049,412	(4,033)	2,830,960	122,887

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

					Gross
					Amount at
					Which
					Carried at
		Initial Costs to Company		Total	December	Accumulated
			Buildings and	Adjustments	31, 2009	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	(2) (3) (5)	(4) (6)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases (7):
Academy Sports:
Houston, TX	3,825	3,953	1,952	1	5,906	—	06/27/07	1995
Baton Rouge, LA	4,687	2,719	6,014	1,937	10,670	—	07/19/07	1996
Houston (Breton), TX	3,045	1,194	4,675	1	5,870	—	07/19/07	1995
Houston (Southwest), TX	4,625	3,377	5,066	2,570	11,013	—	07/19/07	1996
North Richland Hills, TX	4,217	2,097	5,693	—	7,790	—	07/19/07	1996
Best Buy:
Evanston, IL	5,900	3,661	6,984	2	10,647	—	06/27/07	1996
Warwick, RI	5,350	3,948	9,544	—	13,492	—	06/27/07	1992
CVS:
Amarillo, TX	1,741	832	2,563	—	3,395	—	07/19/07	1994
Del City, OK	2,631	1,085	4,496	—	5,581	—	07/19/07	1998
Eckerd:
Mantua, NJ	1,470	943	1,495	2	2,440	—	06/27/07	1993
Vineland, NJ	3,500	2,353	4,743	—	7,096	—	06/27/07	1997
Chattanooga, TN	1,920	1,023	2,976	—	3,999	—	07/19/07	1997
Mableton, GA	1,197	716	1,699	—	2,415	—	07/19/07	1994

TOTAL	44,108	27,901	57,900	4,513	90,314	—

(1)	As of December 31, 2009, we owned 397 single-tenant, freestanding retail properties, 275 single-tenant, freestanding commercial properties, and 21 multi-tenant retail properties.

(2)	The aggregate cost for federal income tax purposes is approximately $3.2 billion.

(3)	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2009	2008	2007
Balance at beginning of period	$2,834,730	$1,606,722	$396,523
Additions
Acquisitions	97,167	1,218,764	1,213,047
Improvements	3,558	—	—
Adjustments to basis	—	13,024	—

Total additions	100,725	1,231,788	1,213,047

Deductions
Cost of real estate sold	—	440	—
Adjustments to basis	2,563	—	—
Other (including provisions for impairment of real estate assets)	11,618	3,340	2,848

Total Deductions	14,181	3,780	2,848

Balance at close of period	$2,921,274	$2,834,730	$1,606,722

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2009
(in thousands)

(4)	The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2009	2008	2007
Balance at beginning of period	$67,326	$24,882	$4,547
Additions
Acquisitions	56,049	42,645	20,460
Improvements	59	—	—
Adjustments to basis	—	3	—

Total additions	56,108	42,648	20,460

Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	547	204	125

Total Deductions	547	204	125

Balance at close of period	$122,887	$67,326	$24,882

(5)	In 2009, 2008 and 2007, provisions for impairment were recorded on one property.

(6)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

(7)	For financial reporting purposes, the lease has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(8)	Subject to a ground lease and therefore date constructed is not applicable.

(9)	Part of the Credit Facility’s underlying collateral pool of 55 commercial properties. As of December 31, 2009, the Company had approximately $33.0 million outstanding under the Credit Facility.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2009

								Carrying
				Final	Periodic		Face Amount	Amount of
			Interest	Maturity	Payment	Prior	of Mortgages	Mortgages (2)
Mortgage Loans Receivable *	Description	Location	Rate	Date	Terms (1)	Liens	(in thousands)	(in thousands)
Cracker Barrel Notes	Retail	(3)	9.84%	8/1/2020	P & I	None	$44,046	$46,486
KFC Notes	Retail	(4)	10.47%	10/1/2020	P & I	None	20,206	22,260
O’Reilly Notes	Retail	(5)	8.60-9.35%	1/1/2021	P & I	None	12,555	13,754

							$76,807	$82,500

*	No individual mortgage loan exceeds 3 percent of the total of the carrying amount for all mortgage loans.

(1)	P & I = Principal and interest payments.

(2)	The aggregate cost for federal income tax purposes is approximately $83.9 million.

(3)	The Cracker Barrel Notes are secured by 23 restaurant properties located in 16 states.

(4)	The KFC Notes are secured by 20 restaurant properties located in nine states.

(5)	The O’Reilly Notes are secured by 26 commercial retail properties located in two states.
The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

Balance at December 31, 2008	$84,994
Additions:
New mortgage loans	—
Premium on new mortgage loans and capitalized loan costs	—
Acquisition costs related to investment in mortgage notes receivable	—

Deductions:
Collections of principal	(1,823)
Amortization of premium and capitalized loan costs	(671)

Balance at December 31, 2009	$82,500

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2010.

Cole Credit Property Trust II, Inc.
Date: March 29, 2010	By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chief Executive Officer and President (Principal Executive Officer)	March 29, 2010

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2010

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 29, 2010

/s/ ELIZABETH L. WATSON Elizabeth L. Watson	Director	March 29, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.10
First Amendment to Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated May 9, 2007, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.11 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).

10.11
Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated June 1, 2008, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on July 29, 2008).

Exhibit No.		Description

10.12
Credit Agreement dated as of May 23, 2008 among Cole Operating Partnership II, LP, as Borrower and Bank of America N.A. as Administrative Agent, Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager and JP Morgan Chase Bank, N.A. as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on August 14, 2008).

10.13		Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 (File No. 333-153578), filed on September 18, 2008).

14.1		Cole Credit Property Trust II, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K (file No. 000-51963), filed on March 23, 2006).

21.1		List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s POS AM (File No. 333-121094), filed on December 20, 2006).

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	*
Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	*
Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	**
Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith.

**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.