Form 10-Q
period 2010-03-31
Cole Credit Property Trust II Inc
filed 2010-05-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 14, 2010, there were 206,797,463 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2010 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Investment in real estate assets:
Land	$808,109	$808,109
Buildings and improvements, less accumulated depreciation of $136,913 and $122,887, respectively	1,915,196	1,928,786
Real estate assets under direct financing leases, less unearned income of $16,777 and $16,794, respectively	37,596	37,736
Acquired intangible lease assets, less accumulated amortization of $74,850 and $67,253, respectively	349,350	357,008

Total real estate assets, net	3,110,251	3,131,639
Investment in mortgage notes receivable, less accumulated amortization of $1,554 and $1,385, respectively	81,837	82,500

Total real estate and mortgage assets, net	3,192,088	3,214,139

Cash and cash equivalents	33,199	28,417
Restricted cash	9,421	9,536
Marketable securities	63,219	56,366
Investment in unconsolidated joint ventures	38,978	40,206
Rents and tenant receivables, less allowance for doubtful accounts of $1,388 and $1,648, respectively	34,620	33,544
Prepaid expenses, derivative and other assets	4,400	4,253
Deferred financing costs, less accumulated amortization of $13,311 and $11,713, respectively	25,093	26,643

Total assets	$3,401,018	$3,413,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,607,016	$1,607,473
Accounts payable and accrued expenses	17,797	20,023
Due to affiliates	362	509
Acquired below market lease intangibles, less accumulated amortization of $24,200 and $21,470, respectively	146,880	149,832
Distributions payable	10,924	10,851
Deferred rent, derivative and other liabilities	12,474	14,672

Total liabilities	1,795,453	1,803,360

Redeemable common stock	100,441	87,760

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 206,005,935 and 204,662,620 shares issued and outstanding, respectively	2,060	2,047
Capital in excess of par value	1,762,895	1,762,904
Accumulated distributions in excess of earnings	(256,088)	(233,480)
Accumulated other comprehensive loss	(3,743)	(9,487)

Total stockholders’ equity	1,505,124	1,521,984

Total liabilities and stockholders’ equity	$3,401,018	$3,413,104

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental and other property income	$58,943	$59,331
Tenant reimbursement income	3,575	5,233
Earned income from direct financing leases	574	411
Interest income on mortgage notes receivable	1,676	1,724
Interest income on marketable securities	1,886	1,709

Total revenue	66,654	68,408

Expenses:
General and administrative expenses	2,053	1,948
Property operating expenses	5,095	6,924
Property and asset management expenses	4,312	3,512
Acquisition related expenses	—	3,171
Depreciation	14,026	13,799
Amortization	7,013	6,948

Total operating expenses	32,499	36,302

Operating income	34,155	32,106

Other income (expense):
Equity in income of unconsolidated joint ventures and interest and other income	96	424
Interest expense	(25,224)	(22,899)

Total other expense	(25,128)	(22,475)

Net income	$9,027	$9,631

Weighted average number of common shares outstanding:
Basic	205,318,698	202,473,523

Diluted	205,322,134	202,476,353

Net income per common share:
Basic and diluted	$0.04	$0.05

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess	in Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Loss	Equity
Balance, January 1, 2010	204,662,620	$2,047	$1,762,904	$(233,480)	$(9,487)	$1,521,984
Issuance of common stock	1,631,247	16	15,483	—	—	15,499
Distributions	—	—	—	(31,635)	—	(31,635)
Redemptions of common stock	(287,932)	(3)	(2,815)	—	—	(2,818)
Stock compensation expense	—	—	4	—	—	4
Redeemable common stock	—	—	(12,681)	—	—	(12,681)
Comprehensive income:
Net income	—	—	—	9,027	—	9,027
Unrealized gain on marketable securities	—	—	—	—	6,240	6,240
Unrealized loss on interest rate swaps	—	—	—	—	(496)	(496)

Total comprehensive income						14,771

Balance, March 31, 2010	206,005,935	$2,060	$1,762,895	$(256,088)	$(3,743)	$1,505,124

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$9,027	$9,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,026	13,799
Amortization of intangible lease assets and below market lease intangibles, net	5,243	4,969
Amortization of deferred financing costs	1,607	1,430
Amortization of premiums on mortgage notes receivable	169	167
Amortization of discount on marketable securities	(613)	(500)
Amortization of fair value adjustments of mortgage notes assumed	444	119
Allowance for doubtful accounts	289	1,100
Stock compensation expense	4	2
Equity in income of unconsolidated joint ventures	(29)	(340)
Distributions from unconsolidated joint ventures	1,257	928
Property easement gain	—	(7)
Changes in assets and liabilities:
Rents and tenant receivables	(1,365)	(2,128)
Prepaid expenses and other assets	965	1,258
Accounts payable and accrued expenses	(2,114)	(1,267)
Due to affiliates, deferred rent and other liabilities	(2,723)	(164)

Net cash provided by operating activities	26,187	28,997

Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(1,085)	(13,079)
Investment in marketable securities	—	(10,495)
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	634	450
Proceeds from easement of assets	—	12
Change in restricted cash	115	1,811

Net cash used in investing activities	(336)	(21,301)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	46
Offering costs on issuance of common stock	—	(563)
Redemptions of common stock	(2,818)	(9,845)
Distributions to investors	(16,063)	(15,575)
Proceeds from notes payable and line of credit	—	7,200
Repayment of notes payable and line of credit	(901)	(40,812)
Refund of loan deposits	410	125
Payment of loan deposits	(1,640)	(125)
Escrowed investor proceeds liability	—	(18)
Deferred financing costs paid	(57)	(2,055)

Net cash used in financing activities	(21,069)	(61,622)

Net increase (decrease) in cash and cash equivalents	4,782	(53,926)
Cash and cash equivalents, beginning of period	28,417	106,485

Cash and cash equivalents, end of period	$33,199	$52,559

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2010
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
As of March 31, 2010, the Company owned 693 properties comprising 19.5 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of March 31, 2010, the rentable space at these properties was 94% leased. As of March 31, 2010, the Company also owned 69 mortgage notes receivable, with an aggregate carrying value of $81.8 million, secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, the Company had an 85.48% indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of March 31, 2010. In addition, the Company owned six commercial mortgage-backed securities (“CMBS”) bonds, with an aggregate fair value of $63.2 million as of March 31, 2010.
As of March 31, 2010, the Company had issued 212.7 million shares for aggregate gross proceeds from its initial, follow-on and distribution reinvestment plan (the “DRIP”) offerings (the “Offerings”) of $2.1 billion (including proceeds from the sale of shares pursuant to the DRIP of $163.8 million), before share redemptions of $63.4 million and offering costs, selling commissions, and dealer management fees of $188.3 million.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto set forth in the Company’s Annual Report on Form 10-K.
The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which it is the primary beneficiary.
Valuation of Real Estate and Related Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2010
The Company continues to monitor eight properties with an aggregate book value of $156.7 million for which it has previously identified impairment indicators. During the three months ended March 31, 2010, the Company assessed the recoverability of the carrying values of two additional properties with an aggregate book value of $8.5 million for which it identified impairment indicators. For each of these properties, the undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition exceed their carrying values as of March 31, 2010. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. No impairment losses were recorded during each of the three months ended March 31, 2010 and 2009.
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
Restricted Cash and Escrows
Restricted cash included $8.2 million and $8.3 million as of March 31, 2010 and December 31, 2009, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash also included $1.2 million, as of March 31, 2010 and December 31, 2009, for the contractual obligations related to the earnout agreements discussed in Note 5 below.
Concentration of Credit Risk
As of March 31, 2010, the Company had cash on deposit in five financial institutions, three of which had deposits in excess of current federally insured levels, totaling $32.4 million; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of March 31, 2010, consisted of the Company’s non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a 70% interest in a joint venture that owns a ten-property storage facility portfolio. As of March 31, 2010, the total assets held within the unconsolidated joint ventures was $151.2 million and the face value of the non-recourse mortgage notes payable was $113.0 million. As of December 31, 2009, the total assets held within the unconsolidated joint ventures was $152.3 million and the face value of the non-recourse mortgage notes payable was $113.5 million.
Redeemable Common Stock
The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the DRIP. As of March 31, 2010 and December 31, 2009, the Company had issued 17.2 million shares and 15.6 million shares of common stock under the DRIP, respectively, for cumulative proceeds of $163.8 million and $148.4 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of March 31, 2010, the Company had redeemed a total of 6.7 million shares of common stock for an aggregate price of $63.4 million. As of December 31, 2009, the Company had redeemed a total of 6.4 million shares of common stock for an aggregate price of $60.6 million.
NOTE 3 — FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was $83.3 million and $86.6 million as of March 31, 2010 and December 31, 2009, respectively, as compared to the carrying values of $81.8 million and $82.5 million as of March 31, 2010 and December 31, 2009, respectively.
Notes payable and line of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of March 31, 2010 and December 31, 2009. The fair value of the notes payable and line of credit was $1.6 billion and $1.5 billion as of March 31, 2010 and December 31, 2009, respectively, as compared to the carrying value of $1.6 billion as of March 31, 2010 and December 31, 2009, respectively.
Marketable securities — The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar CMBS tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. As of March 31, 2010 and December 31, 2009, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
Derivative Instruments — The Company’s derivative instruments represent interest rate caps and interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$63,219	$—	$—	$63,219
Interest rate cap agreements	—	—	—	—
Interest rate swaps	23	—	23	—

Total Assets	$63,242	$—	$23	$63,219

Liabilities:
Interest rate swaps	$3,321	$—	$3,321	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$56,366	$—	$—	$56,366
Interest rate cap agreements (1)	—	—	—	—
Interest rate swaps	141	—	141	—

Total Assets	$56,507	$—	$141	$56,366

Liabilities:
Interest rate swaps	$2,944	$—	$2,944	$—

(1)	The fair value of the interest rate cap agreements was less than $1,000 as of December 31, 2009.
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands) for the three months ended March 31, 2010:

		Net realized/		Purchases,
		unrealized gains	Net	issuances,	Transfers in
	Balance as of	(losses) included	unrealized	settlements and	and out of	Balance as of
	January 1, 2010	in earnings	gain	amortization	Level 3	March 31, 2010
Marketable securities	$56,366	$—	$6,240	$613	$—	$63,219
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Minimum lease payments receivable	$26,520	$26,676
Estimated residual value of leased assets	27,853	27,854
Deferred incremental direct costs	—	—
Unearned income	(16,777)	(16,794)

Total	$37,596	$37,736

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
NOTE 5 — REAL ESTATE ACQUISITIONS
2010 Property Acquisitions
The Company made no real estate acquisitions during the three months ended March 31, 2010.
2009 Property Acquisitions
During the three months ended March 31, 2009, the Company acquired a 100% interest in 20 commercial properties for an aggregate purchase price of $113.8 million (the “2009 Acquisitions”). In addition to available cash, the Company financed the acquisitions with the assumption of mortgage loans, with a face value totaling $100.8 million. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties to the fair market value of the assets acquired and liabilities assumed. The Company allocated $38.1 million to land, $58.8 million to building and improvements, $14.2 million to acquired in-place leases, $10.4 million to acquired below-market leases, and $63,000 to acquired above-market leases during the three months ended March 31, 2009. The Company expensed $3.2 million of acquisition costs related to the 2009 Acquisitions.
The Company recorded revenue for the three months ended March 31, 2009 of $281,000 and net loss for the three months ended March 31, 2009 of $3.1 million related to the operations of the 2009 Acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2009 Acquisitions were completed as of the beginning of the period presented.
The Company estimated that revenues and net income, on a pro forma basis, for the three months ended March 31, 2009, would have been $70.4 million and $9.4 million, respectively.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
Earnout Agreements
As of March 31, 2010, the Company owned two properties subject to earnout provisions obligating the Company to pay additional consideration to the respective seller contingent on the future leasing and occupancy of vacant space at the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a set time period regarding the obligation to make these payments. If, at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. As of March 31, 2010, assuming all the remaining conditions are satisfied under the earnout agreements, the Company would be obligated to pay to the sellers an estimated aggregate of $2.7 million, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated unaudited balance sheets as of March 31, 2010 and December 31, 2009. Of the remaining estimated earnout obligation of $2.7 million, $1.2 million was held in escrow and recorded in restricted cash as of March 31, 2010 and December 31, 2009.
NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of March 31, 2010, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (collectively, the “Mortgage Notes”). As of March 31, 2010, the Mortgage Notes balance was $81.8 million, which included $6.9 million premium and $2.0 million of acquisition costs, and is net of accumulated amortization of $1.6 million. As of December 31, 2009, the Mortgage Notes balance was $82.5 million, which included $6.9 million premium and $2.0 million of acquisition costs, and is net of accumulated amortization of $1.4 million. The premium and acquisition costs are amortized over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum and a weighted average interest rate of 9.88%.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
NOTE 7 — MARKETABLE SECURITIES
As of March 31, 2010 and December 31, 2009, the Company owned six CMBS bonds, with an aggregate fair value of $63.2 million and $56.4 million, respectively. The following provides additional details regarding the CMBS bonds as of March 31, 2010 (in thousands):

	Amortized Cost	Unrealized
	Basis	(Loss) Gain	Total
Marketable securities as of December 31, 2009	$63,050	$(6,684)	$56,366
Increase in fair value of marketable securities	—	6,240	6,240
Accretion of discounts on marketable securities	613	—	613

Marketable securities as of March 31, 2010	$63,663	$(444)	$63,219

The cumulative unrealized loss of $444,000 and $6.7 million, which are included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited balance sheets, as of March 31, 2010 and December 31, 2009, respectively, were deemed to be a temporary impairment based upon (i) the Company having no intent to sell these securities, (ii) it is more likely than not that the Company will not be required to sell the securities before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of March 31, 2010 and December 31, 2009, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS bonds and their holding period as of March 31, 2010 (in thousands).

Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
Description of	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
Securities	Value	Losses	Gains	Value	Losses	Gains	Value	Losses	Gains
Commercial mortgage-backed securities	$—	$—	$—	$63,219	$(9,995)	$9,551	$63,219	$(9,995)	$9,551
One CMBS bond was in a continuous unrealized loss position as of March 31, 2010. The remaining five CMBS bonds were in an unrealized gain position as of March 31, 2010.
The scheduled maturities of the marketable securities as of March 31, 2010 are presented as follows (in thousands):

	Available-for-sale
		Estimated Fair
	Amortized Cost	Value
Due within one year	$—	$—
Due after one year through five years	16,010	18,109
Due after five years through ten years	47,653	45,110
Due after ten years	—	—

	$63,663	$63,219

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following tables summarize the notional amount and fair value of the Company’s derivative instruments (in thousands). Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional amounts under the interest rate cap and swap agreements are an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset
	Balance Sheet	Notional	Interest	Effective	Maturity	March 31,	December 31,
	Location	Amount	Rate	Date	Date	2010	2009 (1)

Derivatives not designated as hedging instruments
Interest Rate Cap	Prepaid expenses, derivative and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$—	$—
Interest Rate Cap	Prepaid expenses, derivative and other assets	34,000	7.0%	10/1/2008	9/1/2010	—	—

		$70,000				$—	$—

(1)	The fair value of the rate caps was less than $1,000.

						Fair Value of (Liability) Asset
	Balance Sheet	Notional	Interest	Effective	Maturity	March 31,	December 31,
	Location	Amount	Rate	Date	Date	2010	2009

Derivatives designated as hedging instruments
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%	11/4/2008	10/31/2012	$(1,781)	$(1,663)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%	12/10/2008	9/26/2011	(766)	(778)
Interest Rate Swap	Deferred rent, derivative and other liabilities	15,043	6.2%	6/12/2009	6/11/2012	(557)	(503)
Interest Rate Swap (1)	Deferred rent, derivative and other liabilities	30,000	6.0%	11/24/2009	10/16/2012	(217)	41
Interest Rate Swap	Prepaid expenses, derivative and other assets	7,200	5.8%	2/20/2009	3/1/2016	23	100

		$122,493				$(3,298)	$(2,803)

(1)	As of December 31, 2009, the fair value of the interest rate swap agreement was in a financial asset position and is included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, derivative and other assets.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet GAAP hedge accounting criteria are recorded as a gain or loss in earnings. The interest rate cap agreements were not designated as hedges.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
The following tables summarize the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

		Amount of Gain Recognized in Income on Derivative
Derivatives not designated as	Location of Gain Recognized in	Three Months Ended	Three Months Ended
hedging instruments	Income on Derivative	March 31, 2010 (1)	March 31, 2009
Interest Rate Caps	Interest expense	$—	$4

		Amount of (Loss) Recognized in Other Comprehensive Loss
		on Derivative
Derivatives in Cash Flow		Three Months Ended	Three Months Ended
Hedging Relationships		March 31, 2010	March 31, 2009
Interest Rate Swaps (2)		$(496)	$(674)

(1)	The loss recognized on the interest rate caps was less than $1,000.

(2)	There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2010 and 2009. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2010 and 2009.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2010 and December 31, 2009, there were no termination events or events of default related to the interest rate swaps.
NOTE 9 — NOTES PAYABLE AND LINE OF CREDIT
As of March 31, 2010, the Company had $1.6 billion of debt outstanding, consisting of $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), $123.0 million in variable rate mortgage loans (the “Variable Rate Debt”) and $33.0 million outstanding under a line of credit (the “Credit Facility”). The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of 5.91%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBO rate plus 200 to 325 basis points, with certain notes containing LIBO rate floors ranging from 4.50% to 5.00%, and matures on various dates from April 2010 through September 2011. Each of the notes payable is secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt, Variable Rate Debt, and Credit Facility was $2.9 billion as of March 31, 2010. Additionally, the weighted average years to maturity was 5.5 years.
The Credit Facility, a revolving credit facility entered into on May 23, 2008 with a syndication of banks, provides up to $135.0 million of secured borrowing. As of March 31, 2010, the borrowing base of the underlying collateral pool was $135.0 million. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBO rate plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. The Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility by $476,000. As of March 31, 2010, the Company had an outstanding balance of $33.0 million and $101.5 million was available under the Credit Facility. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the financial covenants as of March 31, 2010.
During the three months ended March 31, 2010, the Company had no new debt borrowings, issuances, refinancing, assumptions or repayments except for monthly principal payments of $901,000 on amortizing loans.
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$10,924	$12,070
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$—	$87,821
Common stock issued through distribution reinvestment plan	$15,499	$19,157
Net unrealized gain on marketable securities	$6,240	$2,820
Net unrealized loss on interest rate swaps	$(496)	$(674)
Supplemental Cash Flow Disclosures:
Interest paid	$23,432	$20,776
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against the Company.
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
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to its advisor and certain affiliates of its advisor in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
Offering
During the three months ended March 31, 2010, no selling commissions, dealer manager fees or other organization and offering expenses were recorded as reimbursements for services provided by Cole Advisors II and its affiliates. During the three months ended March 31, 2009, other organization and offering expenses of $506,000 were recorded as reimbursements for services provided by Cole Advisors II and its affiliates. The Company did not record any selling commissions or dealer manager fees during the three months ended March 31, 2009.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
Acquisitions and Operations
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
The Company paid, and expects to continue to pay, Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate assets (the “Asset Management Fee”). The Company also reimburses costs and expenses incurred by Cole Advisors II in providing asset management services.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its affiliated property manager, up to (i) 2.0% of gross revenues received from the Company’s single tenant properties and (ii) 4.0% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company will also reimburse Cole Realty Advisors’ costs of managing and leasing the properties. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees or real estate commissions.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$—	$2,606
Asset management fees and expenses	$2,132	$1,931
Property management and leasing fees and expenses	$2,118	$1,249
Operating expenses	$540	$—
Financing coordination fees	$—	$1,080

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
Liquidation/Listing
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
During the three months ended March 31, 2010, and 2009, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.
Other
As of March 31, 2010 and December 31, 2009, $362,000 and $509,000, respectively, had been incurred, primarily for property management, operating and asset management expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.
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
NOTE 14 — NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 has not had a material impact on the Company’s consolidated financial statement disclosures. The Company does not expect the adoption of the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis of ASU 2010-06 to have a material impact on its financial statement disclosures.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
NOTE 15 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the plan. The Company intends to grant options under the IDSOP to each qualifying director annually, which generally vest within one year from the date of grant. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007, 2008 and 2009. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2010 and December 31, 2009, the Company had granted options to purchase 50,000 shares, of which options to purchase 35,000 shares were vested and options to purchase 10,000 shares will vest during the three months ending June 30, 2010. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation charges of $4,000 and $2,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.
During the three months ended March 31, 2010, no options to purchase shares were granted, vested, exercised or forfeited. During the three months ended March 31, 2009, options to purchase 5,000 shares were exercised at $9.10 per share and no options to purchase shares were granted, vested or forfeited. As of March 31, 2010, options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of seven years. As of March 31, 2010, there was $3,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the IDSOP. That cost is expected to be recognized through the three months ended June 30, 2010.
NOTE 16 — SUBSEQUENT EVENTS
Sale of Shares of Common Stock
As of May 14, 2010, the Company had raised $2.1 billion of gross proceeds through the issuance of 213.8 million shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). Shares issued subsequent to March 31, 2010 were issued pursuant to the DRIP Offering.
Redemption of Shares of Common Stock
Subsequent to March 31, 2010, the Company redeemed 294,000 shares for $2.9 million due to requests upon the deaths of stockholders.
Notes Payable and Line of Credit
Subsequent to March 31, 2010, the Company borrowed and subsequently repaid $42.0 million under the Credit Facility and also repaid $48.8 million of Variable Rate Debt. The Company also incurred fixed rate debt of $41.0 million, which bears an interest rate of 5.04%, and matures on May 1, 2020. The lender can reset the interest rate on May 1, 2015, at which time the Company can accept the interest rate through the maturity date of May 1, 2020, or the Company may decide to reject the rate and prepay the loan on May 1, 2015.
As of May 14, 2010, the Company had $33.0 million outstanding under the Credit Facility and $101.5 million available for borrowing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our Risk Factors may be found under Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 88% and 87% of total revenue during the three months ended March 31, 2010 and 2009, respectively. As 94% of our rentable square feet was under lease as of March 31, 2010, with an average remaining lease term of 11.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 48%, with 9.7% of the debt, or $156.0 million, including $33.0 million outstanding under the Credit Facility, subject to variable interest rates. Subsequent to March 31, 2010, we borrowed and subsequently repaid $42.0 million under our Credit Facility and we also repaid $48.8 million of Variable Rate Debt, both which are subject to variable rates. We also incurred additional fixed rate debt of $41.0 million, which bears an interest rate of 5.04%, and matures in May 1, 2020. The lender can reset the interest rate on May 1, 2015, at which time we can accept the interest rate through the maturity date of May 1, 2020, or we may decide to reject the rate and prepay the loan on May 1, 2015. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
There continues to be positive signs of economic recovery, however, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted. Domestic and international financial markets have recently experienced significant disruptions, which were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Although credit conditions are beginning to improve, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing $135.0 million Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The current economic environment has lead to high unemployment rates and a continued decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates, and declining property values. As of March 31, 2010, 94% of our rentable square feet was under lease. During the three months ended March 31, 2010, our percentage of rentable square feet remained stable. However, we expect that we may experience additional vacancies if the current economic conditions persist. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has increased.
Results of Operations
As of March 31, 2010, we owned 693 properties comprising 19.5 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of March 31, 2010, 397 of the properties were freestanding, single-tenant retail properties, 275 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our condensed consolidated unaudited financial statements. As of March 31, 2010, 94% of the rentable square feet of these properties was leased, with an average remaining lease term of 11.3 years. In addition, as of March 31, 2010, the Company owned six CMBS bonds, with an aggregate fair value of $63.2 million, and 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties. As of March 31, 2010, we had outstanding debt of $1.6 billion, secured by properties in our portfolio and the related tenant leases. Through two joint ventures, we had an 85.48% indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of March 31, 2010. As of March 31, 2010, the total assets held within the unconsolidated joint ventures was $151.2 million and the face value of the non-recourse mortgage notes payable was $113.0 million.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenue. Revenue decreased $1.7 million, or 3%, to $66.7 million for the three months ended March 31, 2010, compared to $68.4 million for the three months ended March 31, 2009. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 88% and 87% of total revenues during the three months ended March 31, 2010 and 2009, respectively.
Rental and other property income remained relatively constant, decreasing $388,000, or less than 1%, to $58.9 million for the three months ended March 31, 2010, compared to $59.3 million for the three months ended March 31, 2009. In addition, tenant reimbursement income decreased $1.7 million, or 32%, to $3.6 million for the three months ended March 31, 2010, compared to $5.2 million for the three months ended March 31, 2009. The decrease is primarily due to a decrease in certain operating expenses related to these properties that are subject to reimbursement by the tenant, primarily property tax expense incurred during three months ended March 31, 2010, compared to three months ended March 31, 2009.
Earned income from direct financing leases increased $163,000, or 40%, to $574,000 for the three months ended March 31, 2010, compared to $411,000 for the three months ended March 31, 2009. We owned 13 properties accounted for as direct financing leases for each of the three months ended March 31, 2010 and 2009. The increase was due to the amendment of one lease for which the minimum annual rentals under the lease increased.
Interest income on mortgage notes receivable remained relatively constant at $1.7 million for the three months ended March 31, 2010 and 2009, decreasing $48,000, or 3%, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended March 31, 2010 and 2009.
Interest income on marketable securities increased $177,000, or 10%, to $1.9 million for the three months ended March 31, 2010, compared to $1.7 million for the three months ended March 31, 2009. The increase was primarily due to the amortization of the purchase price discount under the effective interest method. The increase also was due to interest on one CMBS bond with an aggregate face value of $13.8 million acquired during the second month of the three months ended March 31, 2009, being earned for the full three months ended March 31, 2010.
General and Administrative Expenses. General and administrative expenses increased $105,000, or 5%, to $2.1 million for the three months ended March 31, 2010, compared to $1.9 million for the three months ended March 31, 2009. The increase was primarily due to the recording of operating expenses, incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of $540,000 during the three months ended March 31, 2010. No expenses for such services were reimbursed during the three months ended March 31, 2009. The increase was partially offset by lower accounting and legal and escrow and trustee fees incurred during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting and legal fees, state franchise and income taxes, and escrow and trustee fees.
Property Operating Expenses. Property operating expenses decreased $1.8 million, or 26%, to $5.1 million for the three months ended March 31, 2010, compared to $6.9 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in bad debt expense, as our occupancy rate has remained stable since March 31, 2009, compared to a decrease in our occupancy rate during the three months ended March 31, 2009 due to a tenant bankruptcy. The decrease also was due to a decrease in property taxes paid in anticipation of reimbursements from tenants, as an increased number of tenants are electing to directly pay their respective property taxes. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
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

Property and asset management expenses increased $800,000, or 23%, to $4.3 million for the three months ended March 31, 2010, compared to $3.5 million for the three months ended March 31, 2009. Of this amount, property management expenses increased $600,000 to $2.2 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009. The increase in property management expenses was primarily due to the recording of property management expenses, incurred by our advisor in providing management and leasing services to us, which are reimbursable pursuant to the advisory agreement, of $734,000 during the three months ended March 31, 2010. No expenses for such services were reimbursed during the three months ended March 31, 2009. The increase was partially offset by lower third-party management fees incurred during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
Of the property and asset management expenses, asset management expenses increased $200,000 to $2.1 million for the three months ended March 31, 2010, from $1.9 million for the three months ended March 31, 2009, primarily due to an increase in asset management fees. The increase was primarily due to recording asset management fees from the ownership of 19 properties acquired during the last week of the three months ended March 31, 2009 for the full three months ended March 31, 2010.
Acquisition Related Expenses. As we made no real estate acquisitions during the three months ended March 31, 2010, no acquisition related expenses were recorded, compared to $3.2 million recorded for the three months ended March 31, 2009.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively constant, increasing $292,000, or 1%, to $21.0 million for the three months ended March 31, 2010, compared to $20.7 million for the three months ended March 31, 2009.
Equity in income of unconsolidated joint ventures and interest and other income. Equity in income of unconsolidated joint ventures and interest and other income decreased $328,000, or 77%, to $96,000 during the three months ended March 31, 2010, compared to $424,000 during the three months ended March 31, 2009. Subsequent to the three months ended March 31, 2009, we acquired an indirect interest in a ten-property storage facility portfolio, through a joint venture. The decrease was primarily due to the acquired joint venture recording a loss of $433,000 during the three months ended March 31, 2010, of which $303,000 is included in equity in income of unconsolidated joint ventures and interest and other income on the condensed consolidated unaudited statement of operations.
Interest Expense. Interest expense increased $2.3 million, or 10%, to $25.2 million for the three months ended March 31, 2010, compared to $22.9 million during the three months ended March 31, 2009. The increase was primarily due to recording interest expense and amortization of fair value adjustments for the full three months ended March 31, 2010 on notes payable assumed during the three months ended March 31, 2009 with an aggregate face amount of $100.8 million, which bear fixed interest rates ranging from 5.45% to 6.40%.
Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance of a real estate company, MFFO, as defined by our company, excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. In addition to the adjustments in FFO, MFFO, as defined by our company, also excludes real estate impairment charges and acquisition related expenses, which are required to be expensed in accordance with GAAP. We believe that MFFO, which excludes these costs, is more representative of the operating performance of our real estate portfolio. Depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Additionally, gains and losses on sale of real estate assets and impairment charges are items that management does not include in its evaluation of the current operating performance of its real estate investments, rather management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. Also, management does not include acquisition related expenses in its evaluation of current operating performance as acquisition related expenses are funded with proceeds from the Offerings and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which may not be immediately apparent from reported net income. As such, we believe MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.

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
Our calculation of MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Net income	$9,027	$9,631
Depreciation of real estate assets	14,026	13,799
Amortization of lease related costs	7,013	6,948
Depreciation and amortization of real estate assets in unconsolidated joint ventures	823	292
Acquisition related expenses	—	3,171
Gain on easement of assets	—	(7)

MFFO	$30,889	$33,834

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $2.6 million and $3.1 million during the three months ended March 31, 2010 and 2009, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $12,000 and $41,000 for the three months ended March 31, 2010 and 2009, respectively, is included in equity in income of unconsolidated joint ventures.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.1 million and $1.5 million during the three months ended March 31, 2010 and 2009, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $252,000 and $16,000, respectively, which is included in equity in income of unconsolidated joint ventures for the three months ended March 31, 2010 and 2009, respectively.
Distributions and Share Redemptions
During the three months ended March 31, 2010, we paid aggregate distributions of $31.6 million, including $16.1 million of distributions paid in cash and $15.5 million of distributions reinvested through our DRIP. MFFO was $30.9 million and adjusted cash flows from operations, which consists of cash flows from operations adjusted to add back real estate acquisition related expenses, if incurred, was $26.2 million, during the three months ended March 31, 2010. Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $26.2 million and line of credit borrowings of $5.4 million. During the three months ended March 31, 2010, adjusted cash flows from operations equaled cash flows from operations as no acquisition costs were incurred.
During the three months ended March 31, 2009, we paid aggregate distributions of $34.7 million, including $15.5 million of distributions paid in cash and $19.2 million of distributions reinvested through our DRIP. MFFO was $33.8 million and adjusted cash flows from operations was $32.2 million, during the three months ended March 31, 2010. Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $32.2 million and excess cash flows from operations from previous periods of $2.5 million. During the three months ended March 31, 2009, adjusted cash flows from operations consisted of cash flows from operations of $29.0 million adjusted to add back $3.2 million of real estate acquisition related expenses incurred during the period and expensed.
Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operating activities. Cash flows from operating activities as defined by GAAP is the most relevant GAAP measure in determining our ability to generate cash from our real estate investments because adjusted cash flows from operations includes adjustments that investors may deem subjective, such as adding back acquisition related expenses. Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities. We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets. We consider the real estate acquisition related expenses to have been funded by proceeds from our Offerings because the expenses were incurred to acquire our real estate investments.

On March 24, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010.
Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year. In addition, the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. See our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2010, we redeemed 288,000 shares for $2.8 million, primarily due to the death of stockholders. Subsequent to March 31, 2010, we redeemed 294,000 shares for $2.9 million. Our board of directors voted to temporarily suspend the share redemption program other than for requests made upon death of a stockholder, which we will continue to accept.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate-related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable, marketable securities and on our cash balances and by distributions from our unconsolidated joint ventures. We expect to utilize the available cash from issuance of shares under the DRIP, borrowings on our Credit Facility and possible additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of March 31, 2010, we had cash and cash equivalents of $33.2 million and available borrowings of $101.5 million under our Credit Facility. Additionally, as of March 31, 2010, we had unencumbered properties with a gross book value of $440.9 million that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through cash provided by property operations. We have $101.4 million of debt maturing in 2010, of which $35.9 million includes extension options and $16.7 million includes hyper-amortization provisions that would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. Subsequent to March 31, 2010, we repaid $48.8 million of Variable Rate Debt maturing in 2010. If we are unable to finance or refinance the remaining amounts maturing of $52.6 million, we expect to pay down any remaining amounts through a combination of the use of cash provided by property operations, available borrowings on our Credit Facility, under which $101.5 million was available as of March 31, 2010 or we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and available borrowings on our Credit Facility.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, borrowing on our Credit Facility, available cash from issuance of shares under the DRIP, the selective and strategic sale of properties and cash flows from operations. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including interest expense on any outstanding indebtedness, and distributions and redemptions to our stockholders.

We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our DRIP, cash advanced to us by our advisor, borrowing on our Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. During the three months ended March 31, 2010, we funded distributions to our stockholders with adjusted cash flows from operations and borrowings from our Credit Facility. We expect that substantially all net cash resulting from equity issuance or debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and redemption of shares from our stockholders.
As of March 31, 2010, we had received and accepted subscriptions for 212.7 million shares of common stock in the Offerings for gross proceeds of $2.1 billion. As of March 31, 2010, we had redeemed a total of 6.7 million shares of common stock for a cost of $63.4 million.
As of March 31, 2010, we had $1.6 billion of debt outstanding, consisting of $1.5 billion of Fixed Rate Debt, which includes $122.5 million of variable rate debt swapped to fixed rates, $123.0 million of Variable Rate Debt and $33.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of 5.91%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBO rate plus 200 to 325 basis points, with certain notes containing LIBO rate floors ranging from 4.50% to 5.00%, and matures on various dates from April 2010 through September 2011. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the Credit Facility. Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of March 31, 2010, was 48% and the weighted average years to maturity was 5.5 years.
Our contractual obligations as of March 31, 2010 were as follows (in thousands):

	Payments due by period (1) (2)
					More Than 5
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt (3)	$1,464,571	$43,948	$224,207	$292,399	$904,017
Interest payments — fixed rate debt (4)	513,622	86,280	228,344	133,791	65,207
Principal payments — variable rate debt (3)	122,991	84,741	38,250	—	—
Interest payments — variable rate debt (5)	2,154	1,736	418	—	—
Principal payments — line of credit	33,000	—	33,000	—	—
Interest payments — line of credit (6)	1,344	1,155	189	—	—

Total	$2,137,682	$217,860	$524,408	$426,190	$969,224

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal pay-down amounts are included in payments due by period.

(3)	Principal payment amounts reflect actual payments based on face amount of notes payable. As of March 31, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $13.5 million.

(4)	As of March 31, 2010, we had $122.5 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(5)	Rates ranging from 2.25% to 5.00% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of March 31, 2010.

(6)	Based on interest rates in effect as of March 31, 2010.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Operating Activities. Net cash provided by operating activities decreased $2.8 million, or 9%, to $26.2 million for the three months ended March 31, 2010 compared to $29.0 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in net income of $604,000, a decrease in the change in deferred rent and other liabilities of $2.6 million and a decrease in the allowance for doubtful accounts of $811,000, partially offset by an increase in the change in rents and tenant receivables of $763,000 for the three months ended March 31, 2010. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $21.0 million, or 98%, to $336,000 for the three months ended March 31, 2010 compared to $21.3 million for the three months ended March 31, 2009. The change was due to no property or CMBS bond acquisitions during the three months ended March 31, 2010, as compared to the acquisition of 20 properties, with an average purchase price of $5.7 million, and the purchase of two CMBS bonds at a discounted price of $10.5 million, including acquisition costs, during the three months ended March 31, 2009.
Financing Activities. Net cash used in financing activities decreased $40.5 million, or 66%, to $21.1 million for the three months ended March 31, 2010 compared to $61.6 million for the three months ended March 31, 2009. The change was primarily due to a decrease in the repayment of mortgage notes payable of $39.9 million and a decrease in redemptions of common stock of $7.0 million, offset primarily by a decrease in proceeds from mortgage notes payable of $7.2 million.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to help protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs, related to the property. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Investment in Direct Financing Leases;

•	Investment in Mortgage Notes Receivable;

•	Investment in Marketable Securities;

•	Investment in Unconsolidated Joint Ventures;

•	Revenue Recognition;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our critical accounting policies have not changed during the three months ended March 31, 2010. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and may continue to pay, certain fees or reimbursements of certain expenses to Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2010 through the date of this Quarterly Report on Form 10-Q. Refer to Note 16 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Issuance of shares of common stock through DRIP;

•	Redemption of shares of common stock;

•	Mortgage notes payable incurred and repaid; and

•	Credit Facility borrowings and repayments.
New Accounting Pronouncements
Refer to Note 14 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.
Off Balance Sheet Arrangements
As of March 31, 2010 and December 31, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with property acquisitions, we have obtained variable rate debt financing (see Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBO rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may enter into rate lock arrangements to lock interest rates on future borrowings.

As of March 31, 2010, $156.0 million of the $1.6 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates, which bore interest at the one-month LIBO rate plus 200 to 325 basis points, with certain notes containing LIBO rate floors ranging from 4.50% to 5.00%. As of March 31, 2010, a 1% change in interest rates would result in a change in interest expense of $1.6 million per year, assuming all of our derivatives remain effective hedges.
As of March 31, 2010, we had five interest rate swap agreements outstanding, which mature on various dates from September 2011 through March 2016, with an aggregate notional amount under the swap agreements of $122.5 million and an aggregate net fair value of ($3.3) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of March 31, 2010, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $14,000.
As of March 31, 2010, we had two interest rate cap agreements, which mature in August and September 2010, with an aggregate notional amount of $70.0 million and an aggregate fair value of zero. The fair value of the interest rate caps is dependent upon existing market interest rates and swap spreads. As of March 31, 2010, an increase of 50 basis points in interest rates would result in no change to the fair value and as such, no gain or loss would be recorded in operations. Neither of the interest rate caps were designated as hedging instruments under ASC 815.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.	Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2005, we commenced our Initial Offering (SEC Registration No. 333-121094). On November 13, 2006, we increased the aggregate amount of shares available for the Initial Offering pursuant to a related Registration Statement on Form S-11 (SEC Registration No. 333-138663). As of May 22, 2007, 503,685 shares had not been sold and were deregistered. On May 23, 2007, we commenced the Follow-on Offering of up to 150,000,000 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-138444) which was declared effective by the Securities and Exchange Commission on May 11, 2007. As of January 2, 2009, 1,595,741 shares had not been sold and were deregistered. On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (SEC Registration No. 333-153578). On March 4, 2009, options to purchase 5,000 shares were exercised by one of our independent directors under our Independent Director Stock Option Plan for $9.10 per share for an aggregate exercise price of $46,000. These shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.
As of March 31, 2010, we had accepted subscriptions for 212,673,010 shares (including shares sold pursuant to our DRIP and excluding redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.1 billion, out of which we paid fees and costs of $170.7 million in selling commissions and dealer manager fees, $65.9 million in acquisition fees, $18.8 million in finance coordination fees, and $16.3 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Offerings are thus $1.8 billion as of March 31, 2010. With the net offering proceeds and indebtedness, we acquired $3.4 billion in real estate and related assets. As of May 14, 2010, we had sold an aggregate of 213.8 million shares in our Offerings for gross offering proceeds of $2.1 billion (including shares sold pursuant to our DRIP). We did not sell any unregistered equity securities during the three months ended March 31, 2010.
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
On November 10, 2009, our board of directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder, which we will continue to accept. Our board of directors currently expects to make certain funds available for regular redemptions under the share redemption program in the second half of 2010 after we conduct a valuation of our share price, which it is required to be complete no later than June 2010.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2010, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
	Shares Redeemed	Paid per Share	Plans or Programs	the Plans or Programs
January 2010	256,173	$9.96	256,173	(1)
February 2010	31,759	10.00	31,759	(1)
March 2010	—	—	—	(1)

Total	287,932		287,932	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2010 that would require a response to this item.

Item 4.	Removed and Reserved

Item 5.	Other Information
No events occurred during the three months ended March 31, 2010 that would require a response to this item.

Item 6.	Exhibits
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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 14, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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