Form 10-Q
period 2010-06-30
Cole Credit Property Trust II Inc
filed 2010-08-13
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of August 12, 2010, there were 208,049,496 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2010 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Investment in real estate assets:
Land	$811,036	$808,109
Buildings and improvements, less accumulated depreciation of $150,847 and $122,887, respectively	1,913,877	1,928,786
Real estate assets under direct financing leases, less unearned income of $16,279 and $16,794, respectively	37,379	37,736
Acquired intangible lease assets, less accumulated amortization of $82,171 and $67,253, respectively	342,806	357,008

Total real estate assets, net	3,105,098	3,131,639
Investment in mortgage notes receivable, less accumulated amortization of $1,724 and $1,385, respectively	81,176	82,500

Total real estate and mortgage assets, net	3,186,274	3,214,139

Cash and cash equivalents	34,897	28,417
Restricted cash	8,921	9,536
Marketable securities	64,196	56,366
Investment in unconsolidated joint ventures	38,462	40,206
Rents and tenant receivables, less allowance for doubtful accounts of $1,092 and $1,648, respectively	37,754	33,544
Prepaid expenses, derivative and other assets	3,105	4,253
Deferred financing costs, less accumulated amortization of $12,972 and $11,713, respectively	24,314	26,643

Total assets	$3,397,923	$3,413,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,623,866	$1,607,473
Accounts payable and accrued expenses	18,702	20,023
Due to affiliates	966	509
Acquired below market lease intangibles, less accumulated amortization of $26,614 and $21,470, respectively	142,259	149,832
Distributions payable	10,639	10,851
Deferred rent, derivative and other liabilities	12,230	14,672

Total liabilities	1,808,662	1,803,360

Commitments and contingencies
Redeemable common stock	112,933	87,760

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 207,336,203 and 204,662,620 shares issued and outstanding, respectively	2,073	2,047
Capital in excess of par value	1,762,885	1,762,904
Accumulated distributions in excess of earnings	(284,552)	(233,480)
Accumulated other comprehensive loss	(4,078)	(9,487)

Total stockholders’ equity	1,476,328	1,521,984

Total liabilities and stockholders’ equity	$3,397,923	$3,413,104

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental and other property income	$60,010	$58,148	$118,953	$117,478
Tenant reimbursement income	3,551	4,791	7,126	10,024
Earned income from direct financing leases	497	500	1,071	912
Interest income on mortgage notes receivable	1,671	1,720	3,347	3,443
Interest income on marketable securities	1,907	1,828	3,793	3,538

Total revenue	67,636	66,987	134,290	135,395

Expenses:
General and administrative expenses	1,840	1,547	3,893	3,495
Property operating expenses	5,169	6,552	10,264	13,476
Property and asset management expenses	4,065	3,310	8,377	6,821
Acquisition related expenses	625	69	625	3,241
Depreciation	14,018	14,086	28,044	27,886
Amortization	8,043	7,058	15,056	14,005
Impairment of real estate assets	4,500	13,500	4,500	13,500

Total operating expenses	38,260	46,122	70,759	82,424

Operating income	29,376	20,865	63,531	52,971

Other income (expense):
Equity in (loss) income of unconsolidated joint ventures and interest and other income	(10)	328	86	752
Interest expense	(25,626)	(24,891)	(50,850)	(47,790)

Total other expense	(25,636)	(24,563)	(50,764)	(47,038)

Net income (loss)	$3,740	$(3,698)	$12,767	$5,933

Weighted average number of common shares outstanding:
Basic	206,653,839	201,754,746	205,989,957	202,112,149

Diluted	206,656,925	201,757,810	205,993,403	202,115,117

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.02)	$0.06	$0.03

Distributions declared per common share	$0.16	$0.17	$0.31	$0.35

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess	in Excess	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	of Earnings	Loss	Equity
Balance, January 1, 2010	204,662,620	$2,047	$1,762,904	$(233,480)	$(9,487)	$1,521,984
Issuance of common stock	3,262,558	32	30,961	—	—	30,993
Distributions	—	—	—	(63,839)	—	(63,839)
Redemptions of common stock	(588,975)	(6)	(5,814)	—	—	(5,820)
Stock compensation expense	—	—	7	—	—	7
Redeemable common stock	—	—	(25,173)	—	—	(25,173)
Comprehensive income:
Net income	—	—	—	12,767	—	12,767
Unrealized gain on marketable securities	—	—	—	—	6,584	6,584
Unrealized loss on interest rate swaps	—	—	—	—	(1,175)	(1,175)

Total comprehensive income						18,176

Balance, June 30, 2010	207,336,203	$2,073	$1,762,885	$(284,552)	$(4,078)	$1,476,328

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$12,767	$5,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,044	27,886
Amortization of intangible lease assets and below market lease intangibles, net	10,327	10,145
Amortization of deferred financing costs	3,544	2,810
Amortization of premiums on mortgage notes receivable	339	335
Amortization of discount on marketable securities	(1,246)	(1,053)
Amortization of fair value adjustments of mortgage notes assumed	900	541
Allowance for doubtful accounts	50	1,573
Stock compensation expense	7	5
Impairment of real estate assets	4,500	13,500
Equity in income of unconsolidated joint ventures	(7)	(527)
Distributions of earnings from unconsolidated joint ventures	1,751	1,485
Property easement loss	—	150
Changes in assets and liabilities:
Rents and tenant receivables	(4,260)	(5,449)
Prepaid expenses and other assets	1,922	2,570
Accounts payable and accrued expenses	(2,261)	(10)
Due to affiliates, deferred rent and other liabilities	(3,019)	(490)

Net cash provided by operating activities	53,358	59,404

Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(23,320)	(13,690)
Investment in marketable securities	—	(10,495)
Investment in unconsolidated joint ventures	—	(17,319)
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	1,342	894
Proceeds from easement of assets	—	11
Change in restricted cash	615	1,393

Net cash used in investing activities	(21,363)	(39,206)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	46
Offering costs on issuance of common stock	—	(581)
Redemptions of common stock	(5,820)	(43,266)
Distributions to investors	(33,058)	(32,342)
Proceeds from notes payable and line of credit	144,000	75,243
Repayment of notes payable and line of credit	(128,507)	(95,663)
Refund of loan deposits	1,230	150
Payment of loan deposits	(2,145)	(175)
Escrowed investor proceeds liability	—	(18)
Deferred financing costs paid	(1,215)	(3,077)

Net cash used in financing activities	(25,515)	(99,683)

Net increase (decrease) in cash and cash equivalents	6,480	(79,485)
Cash and cash equivalents, beginning of period	28,417	106,485

Cash and cash equivalents, end of period	$34,897	$27,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2010
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
As of June 30, 2010, the Company owned 698 properties comprising 19.7 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of June 30, 2010, the rentable space at these properties was 94% leased. As of June 30, 2010, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, the Company had an 85.48% indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of June 30, 2010. In addition, the Company owned six commercial mortgage-backed securities (“CMBS”) bonds as of June 30, 2010.
As of June 30, 2010, the Company had issued 214.3 million shares for aggregate gross proceeds from its initial, follow-on and distribution reinvestment plan (the “DRIP”) offerings (the “Offerings”) of $2.1 billion (including proceeds from the sale of shares pursuant to the DRIP of $179.3 million), before share redemptions of $66.4 million and offering costs, selling commissions, and dealer management fees of $188.3 million.
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
The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
The Company continues to monitor 13 properties with an aggregate book value of $244.1 million for which it has identified impairment indicators. For each of these properties, the undiscounted future operating cash flows expected from the use of these properties, except one property described below, and their related intangible assets and their eventual disposition exceed their carrying values as of June 30, 2010. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. During the three and six months ended June 30, 2010, the Company identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of $4.5 million during the three and six months ended June 30, 2010. The Company recorded an impairment loss on one property of $13.5 million during the three and six months ended June 30, 2009.
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
Restricted Cash and Escrows
Restricted cash included $8.9 million and $8.3 million as of June 30, 2010 and December 31, 2009, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash also included $1.2 million as of December 31, 2009 for the contractual obligations related to the earnout agreements discussed in Note 5 below. No amounts were included in restricted cash related to the earnout agreements as of June 30, 2010.
Concentration of Credit Risk
As of June 30, 2010, the Company had cash on deposit in five financial institutions, three of which had deposits in excess of current federally insured levels, totaling $34.1 million; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of June 30, 2010, consisted of the Company’s non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a 70% interest in a joint venture that owns a ten-property storage facility portfolio. As of June 30, 2010, the total aggregate carrying value of assets held within the unconsolidated joint ventures was $150.7 million and the face value of the non-recourse mortgage notes payable was $112.5 million. As of December 31, 2009, the total aggregate carrying value of assets held within the unconsolidated joint ventures was $152.3 million and the face value of the non-recourse mortgage notes payable was $113.5 million.
The Company accounts for the unconsolidated joint ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company evaluates the carrying amount of the investments for impairment in accordance with ASC 323. The unconsolidated joint ventures are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. No impairment losses were recorded related to the unconsolidated joint ventures for the three and six months ended June 30, 2010 and 2009, respectively.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
Redeemable Common Stock
The Company’s share redemption program as of June 30, 2010 provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the DRIP. On June 22, 2010, the Company’s board of directors reinstated the share redemption program, effective August 1, 2010, and adopted several amendments to the program. Pursuant to the amended program, during any calendar year, the Company will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder) and the cash available for redemption is limited to the net proceeds from the sale of shares pursuant to the DRIP. In addition, the Company will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds the Company receives from the sale of shares, in that quarter, under the DRIP.
Pursuant to the amended program, the redemption price per share is dependent on the length of time the shares are held and the estimated share value. For purposes of establishing the redemption price per share, “estimated share value” means the most recently disclosed estimated value of the Company’s shares of common stock, as determined by the Company’s board of directors, including a majority of the Company’s independent directors. As of June 22, 2010, the estimated share value is $8.05 per share.
As of June 30, 2010 and December 31, 2009, the Company had issued 18.9 million shares and 15.6 million shares of common stock under the DRIP, respectively, for cumulative proceeds of $179.3 million and $148.4 million, respectively, which are recorded as redeemable common stock, net of redemptions, in the respective condensed consolidated unaudited balance sheets. As of June 30, 2010, the Company had redeemed a total of 7.0 million shares of common stock for an aggregate price of $66.4 million. As of December 31, 2009, the Company had redeemed a total of 6.4 million shares of common stock for an aggregate price of $60.6 million.
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
On June 22, 2010, the Company’s board of directors declared a daily distribution of $0.001712523 per share for stockholders of record as of the close of business on each day of the period commencing on July 1, 2010 and ending on September 30, 2010. As of June 30, 2010, the Company had distributions payable of approximately $10.6 million. The distributions were paid in July 2010, of which approximately $5.0 million was reinvested in shares through the DRIP.
Also on June 22, 2010, the Company’s board of directors approved the Third Amended and Restated Distribution Reinvestment Plan, effective July 15, 2010 (the “Amended DRIP”). Pursuant to the Amended DRIP, beginning with reinvestments made on or after July 15, 2010, distributions will be reinvested in shares of the Company’s common stock at a price equal to the most recent estimated per share value, as determined by the board of directors. The Company’s board of directors determined that the estimated value of the Company’s shares of common stock, as of June 22, 2010, is $8.05 per share. This will be the per share value used for the purchase of shares pursuant to the Plan, beginning July 15, 2010, until such time as the board provides a new estimated share value.
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
June 30, 2010
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
A summary of our real estate assets measured at fair value basis during the six months ended June 30, 2010 is as follows (in thousands):

		Fair Value Measurements of Reporting
	Re-measured	Date Using
Description:	Balance	Level 1	Level 2	Level 3
Investment in real estate assets	$3,523	$—	$—	$3,523
During the six months ended June 30, 2010, real estate assets with an initial basis of approximately $8.0 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of approximately $3.5 million, resulting in an impairment charge of approximately $4.5 million, which is included in impairment of real estate assets on the consolidated statement of operations for the six months ended June 30, 2010.
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
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was $85.4 million and $86.6 million as of June 30, 2010 and December 31, 2009, respectively, as compared to the carrying values of $81.2 million and $82.5 million as of June 30, 2010 and December 31, 2009, respectively.
Notes payable and line of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of June 30, 2010 and December 31, 2009. The fair value of the notes payable and line of credit was $1.6 billion and $1.5 billion as of June 30, 2010 and December 31, 2009, respectively, as compared to the carrying value of $1.6 billion as of June 30, 2010 and December 31, 2009, respectively.
Marketable securities — The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar CMBS tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. As of June 30, 2010 and December 31, 2009, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$64,196	$—	$—	$64,196
Interest rate cap agreements (1)	—	—	—	—

Total Assets	$64,196	$—	$—	$64,196

Liabilities:
Interest rate swaps	$3,978	$—	$3,978	$—

(1)	The fair value of the interest rate cap agreements was less than $1,000 as of June 30, 2010.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$56,366	$—	$—	$56,366
Interest rate cap agreements (1)	—	—	—	—
Interest rate swaps	141	—	141	—

Total Assets	$56,507	$—	$141	$56,366

Liabilities:
Interest rate swaps	$2,944	$—	$2,944	$—

(1)	The fair value of the interest rate cap agreements was less than $1,000 as of December 31, 2009.
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands) for the six months ended June 30, 2010:

		Net realized/		Purchases,
		unrealized gains		issuances,
	Balance as of	(losses) included		settlements and	Transfers in and	Balance as of
	January 1, 2010	in earnings	Net unrealized gain	amortization	out of Level 3	June 30, 2010
Marketable securities	$56,366	$—	$6,584	$1,246	$—	$64,196
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Minimum lease payments receivable	$25,805	$26,676
Estimated residual value of leased assets	27,854	27,854
Unearned income	(16,280)	(16,794)

Total	$37,379	$37,736

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
NOTE 5 — REAL ESTATE ACQUISITIONS
2010 Property Acquisitions
During the six months ended June 30, 2010, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $21.0 million (the “2010 Acquisitions”). The Company financed the 2010 Acquisitions with a combination of proceeds from the Offerings, cash flows from operations, available cash, and net proceeds from borrowings on mortgage notes payable and our line of credit (the “Credit Facility”). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated $4.3 million to land, $14.3 million to building and improvements, $2.4 million to acquired in-place leases, and $37,000 to acquired below-market leases. The Company expensed $625,000 of acquisition costs related to the 2010 Acquisitions.
In addition, during the six months ended June 30, 2010, the Company substituted one property for two new properties under a master lease agreement with one of the Company’s tenants. The contractual lease payments due under the master lease agreement did not change as a result of this substitution. The allocation of the non-cash consideration resulted in an increase to the Company’s depreciable assets and a decrease in the related land assets of $136,000. No gain or loss was recorded related to this transaction.
The Company recorded revenue for the three and six months ended June 30, 2010 of $139,000 related to the operations of the 2010 Acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2010 Acquisitions were completed as of the beginning of each period presented.
The Company estimated that revenues, on a pro forma basis, for the three and six months ended June 30, 2010, would have been $68.0 million and $135.2 million, respectively. The Company estimated that net income, on a pro forma basis, for the three and six months ended June 30, 2010 would have been $4.0 million and $13.3 million, respectively.
The Company estimated that revenues, on a pro forma basis, for the three and six months ended June 30, 2009 would have been $67.5 million and $136.5 million, respectively. The Company estimated that net loss, on a pro forma basis, for the three months ended June 30, 2009 would have been $4.0 million and net income would have been $6.0 million for the six months ended June 30, 2009.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
2009 Property Acquisitions
During the six months ended June 30, 2009, the Company acquired a 100% interest in 20 commercial properties for an aggregate purchase price of approximately $113.8 million (the “2009 Acquisitions”). In addition to available cash, the Company financed the 2009 Acquisitions with the assumption of mortgage loans, with a face value totaling approximately $100.8 million and a fair value totaling approximately $87.8 million. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated approximately $38.1 million to land, approximately $58.8 million to building and improvements, approximately $14.2 million to acquired in-place leases, approximately $10.4 million to acquired below-market leases, and approximately $63,000 to acquired above-market leases during the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company expensed approximately $3.2 million of acquisition costs related to the acquisitions.
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
June 30, 2010
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
Earnout Agreements
As of June 30, 2010, the Company owned two properties subject to earnout provisions obligating the Company to pay additional consideration to the respective seller contingent on the future leasing and occupancy of vacant space at the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a set time period regarding the obligation to make these payments. If, at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. During the six months ended June 30, 2010 the Company paid $1.2 million subject to the earnout agreement provisions described above. In addition, the Company reduced the estimated obligation by $983,000 due to current market conditions, resulting in a remaining liability of $543,000, which was recorded in accounts payable and accrued expenses in the accompanying condensed consolidated unaudited balance sheets as of June 30, 2010.
NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of June 30, 2010, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (collectively, the “Mortgage Notes”). As of June 30, 2010, the Mortgage Notes balance was $81.2 million, which included $6.9 million premium and $2.0 million of acquisition costs, and is net of accumulated amortization of $1.7 million. As of December 31, 2009, the Mortgage Notes balance was $82.5 million, which included $6.9 million premium and $2.0 million of acquisition costs, and is net of accumulated amortization of $1.4 million. The premium and acquisition costs are amortized into interest income over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum and a weighted average interest rate of 9.88%.
NOTE 7 — MARKETABLE SECURITIES
As of June 30, 2010 and December 31, 2009, the Company owned six CMBS bonds, with an aggregate fair value of $64.2 million and $56.4 million, respectively. The following provides additional details regarding the CMBS bonds as of June 30, 2010 (in thousands):

	Amortized Cost	Unrealized (Loss)
	Basis	Gain	Total
Marketable securities as of December 31, 2009	$63,050	$(6,684)	$56,366
Increase in fair value of marketable securities	—	6,584	6,584
Accretion of discounts on marketable securities	1,246	—	1,246

Marketable securities as of June 30, 2010	$64,296	$(100)	$64,196

One CMBS bond was in a continuous unrealized loss position as of June 30, 2010. The remaining five CMBS bonds were in an unrealized gain position as of June 30, 2010.
The cumulative unrealized losses of $100,000 and $6.7 million, which are included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited balance sheets, as of June 30, 2010 and December 31, 2009, respectively, were deemed to be a temporary impairment based upon (i) the Company having no intent to sell the security, (ii) it is more likely than not that the Company will not be required to sell the security before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of the security. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of June 30, 2010 and December 31, 2009, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS bonds and their holding period as of June 30, 2010 (in thousands).

Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized		Unrealized	Unrealized
Description of Securities	Value	Losses	Gains	Value	Losses	Gains	Fair Value	Losses	Gains
Commercial mortgage-backed securities	$—	$—	$—	$64,196	$(9,824)	$9,725	$64,196	$(9,824)	$9,725
The scheduled maturities of the marketable securities as of June 30, 2010 are presented as follows (in thousands):

	Available-for-sale
		Estimated Fair
	Amortized Cost	Value
Due within one year	$—	$—
Due after one year through five years	16,124	18,255
Due after five years through ten years	48,172	45,941
Due after ten years	—	—

	$64,296	$64,196

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

						Fair Value of Asset
Derivatives not designated	Balance Sheet	Notional	Interest	Effective	Maturity	June 30,	December 31,
as hedging instruments	Location	Amount	Rate	Date	Date	2010 (1)	2009 (1)
Interest Rate Cap	Prepaid expenses, derivative and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$—	$—
Interest Rate Cap	Prepaid expenses, derivative and other assets	34,000	7.0%	10/1/2008	9/1/2010	—	—

		$70,000				$—	$—

(1)	The fair value of the rate caps was less than $1,000.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010

						Fair Value of (Liability) Asset
Derivatives designated	Balance Sheet	Notional	Interest	Effective	Maturity	June 30,	December 31,
as hedging instruments	Location	Amount	Rate	Date	Date	2010	2009
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%	11/4/2008	10/31/2012	$(1,968)	$(1,663)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%	12/10/2008	9/26/2011	(645)	(778)
Interest Rate Swap	Deferred rent, derivative and other liabilities	15,043	6.2%	6/12/2009	6/11/2012	(601)	(503)
Interest Rate Swap (1)	Deferred rent, derivative and other liabilities	30,000	6.0%	11/24/2009	10/16/2012	(515)	41
Interest Rate Swap (1)	Deferred rent, derivative and other liabilities	7,200	5.8%	2/20/2009	3/1/2016	(249)	100

		$122,493				$(3,978)	$(2,803)

(1)	As of December 31, 2009, the fair value of the interest rate swap agreement was in a financial asset position and is included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, derivative and other assets.
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
The following tables summarize the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain	Three months	Six months	Three months	Six months
Derivatives not designated	Recognized in Income	Ended	Ended	Ended	Ended
as hedging instruments	on Derivative	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009
Interest Rate Caps	Interest expense	$—	$—	$(2)	$2

Amount of Gain (Loss) Recognized in Other Comprehensive Income on
Derivative
	Three months	Six months	Three months	Six months
	ended	ended	Ended	ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009
Interest Rate Swaps (1)	$(679)	$(1,175)	$884	$211

(1)	There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the six months ended June 30, 2010 and 2009. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three and six months ended June 30, 2010 and 2009.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of June 30, 2010 and December 31, 2009, there were no termination events or events of default related to the interest rate swaps.
NOTE 9 — NOTES PAYABLE AND LINE OF CREDIT
As of June 30, 2010, the Company had $1.6 billion of debt outstanding, consisting of $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $122.5 million of variable rate debt swapped to fixed rates, $38.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and $94.0 million outstanding under the Credit Facility. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of 5.89%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 200 to 325 basis points, and matures on various dates in September 2011. Each of the notes payable is secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt, Variable Rate Debt, and Credit Facility was $2.8 billion as of June 30, 2010. Additionally, the weighted average years to maturity was 5.4 years.
The Credit Facility, a revolving credit facility entered into on May 23, 2008 with a syndicate of banks, provides up to $135.0 million of secured borrowing. As of June 30, 2010, the borrowing base of the underlying collateral pool was $135.0 million. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. The Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility by $476,000. As of June 30, 2010, the Company had an outstanding balance of $94.0 million and $40.5 million was available under the Credit Facility. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool. During the six months ended June 30, 2010, the Company borrowed approximately $103.0 million and repaid approximately $42.0 million from the Credit Facility.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the financial covenants as of June 30, 2010.
During the six months ended June 30, 2010, the Company issued approximately $41.0 million of notes payable, which bears an interest rate of 5.04%, and matures on May 1, 2020. The lender can reset the interest rate on May 1, 2015, at which time the Company can accept the interest rate through the maturity date of May 1, 2020, or the Company may decide to reject the rate and prepay the loan on May 1, 2015. In addition, the Company repaid approximately $84.7 million of variable rate debt and approximately $1.8 million of fixed rate debt including monthly principal payments on amortizing loans.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Six months ended June 30,
	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$10,639	$11,586
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$—	$87,821
Common stock issued through distribution reinvestment plan	$30,993	$37,907
Net unrealized gain on marketable securities	$6,584	$6,057
Net unrealized (loss) gain on interest rate swaps	$(1,175)	$211
Change in earnout liability	$983	$1,482
Change in accrued capital expenditures	$1,923	$—
Supplemental Cash Flow Disclosures:
Interest paid	$47,060	$43,765
During the six months ended June 30, 2010, the Company substituted one property for two new properties under a master lease agreement with one of the Company’s tenants. The allocation of the non-cash consideration resulted in an increase to the Company’s depreciable assets and a decrease in the related land assets of $136,000. No gain or loss was recorded related to this transaction.
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
Offering
During the three and six months ended June 30, 2010, no selling commissions, dealer manager fees or other organization and offering expenses were recorded as reimbursements for services provided by Cole Advisors II and its affiliates. During the three and six months ended June 30, 2009, other organization and offering expenses of $19,000 and $525,000, respectively, were recorded as reimbursements for services provided by Cole Advisors II and its affiliates. The Company did not record any selling commissions or dealer manager fees during the three or six months ended June 30, 2009.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
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
The Company paid, and expects to continue to pay, Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate assets (the “Asset Management Fee”). On June 22, 2010, the Company entered into the Second Amendment to the Amended and Restated Advisory Agreement (the “Second Amendment”) with Cole Advisors II, which revised the manner in which Cole Advisor II’s 0.25% asset management fee is calculated. As amended, the Asset Management Fee will be based upon the aggregate value of the Company’s invested assets, as reasonably estimated by the Company’s board of directors. Prior to the amendment, the Asset Management Fee was based upon the greater of the aggregate book value of the Company’s invested assets or the aggregate value of the Company’s invested assets as reasonably estimated by the Company’s board of directors. The Company also reimburses certain costs and expenses incurred by Cole Advisors II in providing asset management services.
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
June 30, 2010
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisitions and Operations:
Acquisition fees and expenses	$460	$1,422	$460	$3,935
Asset management fees and expenses	$2,119	$2,191	$4,251	$4,122
Property management and leasing fees and expenses	$1,915	$843	$4,033	$2,092
Operating expenses	$306	$—	$846	$—
Financing coordination fees	$410	$716	$410	$1,796
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
During the six months ended June 30, 2010, and 2009, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.
Other
As of June 30, 2010 and December 31, 2009, $966,000 and $509,000, respectively, had been incurred, primarily for property management, operating and asset management expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.
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
June 30, 2010
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
NOTE 15 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the IDSOP. The Company intends to grant options under the IDSOP to each qualifying director annually, which generally vest within one year from the date of grant. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007, 2008 and 2009. It is intended that the exercise price for future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of June 30, 2010 and December 31, 2009, the Company had granted options to purchase 50,000 shares, of which options to purchase 45,000 shares were vested and options to purchase 5,000 shares will vest during the three months ending September 30, 2010. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three and six months ended June 30, 2010, the Company recorded stock-based compensation charges of $3,000 and $7,000, respectively. During the three and six months ended June 30, 2009, the Company recorded stock-based compensation charges of $3,000 and $5,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.
During the three and six months ended June 30, 2010, no options to purchase shares were granted, vested, exercised or forfeited. During the three and six months ended June 30, 2009, the Company granted options to purchase 10,000 shares at $9.10 per share, options to purchase 10,000 shares vested, and no options were forfeited. During the six months ended June 30, 2009, options to purchase 5,000 shares were exercised at $9.10 per share. No options were exercised during the three months ended June 30, 2009. As of June 30, 2010, options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of seven years. As of June 30, 2010, all compensation cost related to unvested share-based compensation awards granted under the IDSOP had been recognized.
NOTE 16 — SUBSEQUENT EVENTS
Sale of Shares of Common Stock
As of August 12, 2010, the Company had raised $2.1 billion of gross proceeds through the issuance of 215.6 million shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). Shares issued subsequent to June 30, 2010 were issued pursuant to the DRIP Offering.
Redemption of Shares of Common Stock
Subsequent to June 30, 2010, the Company redeemed 538,102 shares for $5.4 million due to requests upon the deaths of stockholders.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2010
Real Estate Acquisitions
Subsequent to June 30, 2010, the Company acquired a 100% interest in one commercial real estate property for an aggregate purchase price of $3.2 million. The acquisition was funded with available cash and net proceeds of the Offerings. Acquisition related expenses totaling $84,000 were expensed as incurred.
Notes Payable
Subsequent to June 30, 2010, the Company incurred fixed rate debt of $61.0 million, which bears a weighted average interest rate of 5.66%, and matures in August 2017. In addition, the Company repaid $71.0 million of amounts outstanding under the Credit Facility, resulting in $23.0 million outstanding under the Credit Facility and $111.5 million available for borrowing as of August 12, 2010.

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
Overview
We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the initial offering. We have no paid employees and are externally advised and managed by Cole Advisors II. We currently qualify, and intend to continue to elect to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 89% and 87% of total revenue during the three and six months ended June 30, 2010 and 2009, respectively. As 94% of our rentable square feet was under lease as of June 30, 2010, with an average remaining lease term of 11.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 48%, with 8.1% of the debt, or $132.3 million, including $94.0 million outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
There have been positive signs of economic recovery, however, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted. Domestic and international financial markets have experienced significant disruptions, which were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Although credit conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowing on our existing $135.0 million Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The current economic environment has lead to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates, and declining property values. As of June 30, 2010, 94% of our rentable square feet was under lease. During the six months ended June 30, 2010, our percentage of rentable square feet under lease remained stable. However, we expect that we may experience additional vacancies if the current economic conditions persist. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

Results of Operations
As of June 30, 2010, we owned 698 properties comprising 19.7 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of June 30, 2010, 400 of the properties were freestanding, single-tenant retail properties, 277 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our condensed consolidated unaudited financial statements. As of June 30, 2010, 94% of the rentable square feet of our properties were leased, with an average remaining lease term of 11.0 years. In addition, as of June 30, 2010, the Company owned six CMBS bonds, with an aggregate fair value of $64.2 million, and 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties. As of June 30, 2010, we had outstanding debt of $1.6 billion, secured by properties in our portfolio and the related tenant leases. Through two joint ventures, we had an 85.48% indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of June 30, 2010. As of June 30, 2010, the total assets held within the unconsolidated joint ventures was $150.7 million and the face value of the non-recourse mortgage notes payable was $112.5 million.
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Revenue. Revenue increased $649,000, or 1%, to $67.6 million for the three months ended June 30, 2010, compared to $67.0 million for the three months ended June 30, 2009. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 89% and 87% of total revenues during the three months ended June 30, 2010 and 2009, respectively.
Rental and other property income increased $1.9 million, or 3%, to $60.0 million for the three months ended June 30, 2010, compared to $58.1 million for the three months ended June 30, 2009. The increase is primarily due to an increase in the amortization of acquired below market leases and the acquisition of four new properties subsequent to June 30, 2009. In addition, tenant reimbursement income decreased $1.2 million, or 26%, to $3.6 million for the three months ended June 30, 2010, compared to $4.8 million for the three months ended June 30, 2009. The decrease is primarily due to a decrease in certain operating expenses related to these properties that are subject to reimbursement by the tenant, primarily property tax expense incurred during three months ended June 30, 2010, compared to three months ended June 30, 2009.
Earned income from direct financing leases remained relatively constant, decreasing $3,000, or less than 1%, to $497,000 for the three months ended June 30, 2010, compared to $500,000 for the three months ended June 30, 2009. We owned 13 properties accounted for as direct financing leases for each of the three months ended June 30, 2010 and 2009.
Interest income on mortgage notes receivable remained relatively constant at $1.7 million for the three months ended June 30, 2010 and 2009, decreasing $49,000, or 3%, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended June 30, 2010 and 2009.
Interest income on marketable securities increased $79,000, or 4%, to $1.9 million for the three months ended June 30, 2010, compared to $1.8 million for the three months ended June 30, 2009. The increase was primarily due to the amortization of the purchase price discount under the effective interest method.
General and Administrative Expenses. General and administrative expenses increased $293,000, or 19%, to $1.8 million for the three months ended June 30, 2010, compared to $1.5 million for the three months ended June 30, 2009. The increase was primarily due to the recording of operating expenses, incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement during the three months ended June 30, 2010. No expenses for such services were reimbursed during the three months ended June 30, 2009. The increase was partially offset by a decrease in bank services fees and escrow and trustee fees incurred during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting and legal fees, state franchise and income taxes, and escrow and trustee fees.
Property Operating Expenses. Property operating expenses decreased $1.4 million, or 21%, to $5.2 million for the three months ended June 30, 2010, compared to $6.6 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in bad debt expense of $712,000, as our occupancy rate has remained stable since June 30, 2009, compared to a decrease in our occupancy rate during the three months ended June 30, 2009. The decrease also was due to a decrease in repairs and maintenance expenses of $635,000. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, as amended, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, determined by our board of directors. Additionally, we reimburse costs incurred by our advisor in providing asset management services, subject to limitations as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We reimburse Cole Realty Advisors’ costs of managing and leasing the properties, subject to limitations as set forth in the property management agreement.
Property and asset management expenses increased $755,000, or 23%, to $4.1 million for the three months ended June 30, 2010, compared to $3.3 million for the three months ended June 30, 2009. Of this amount, property management expenses increased $827,000 to $1.9 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009. The increase in property management expenses was primarily due to the recording of property management expenses, incurred by our advisor in providing management and leasing services to us, which are reimbursable pursuant to the advisory agreement, of $497,000 during the three months ended June 30, 2010. No expenses for such services were reimbursed during the three months ended June 30, 2009. In addition, the property management fee for multi-tenant properties was paid at 4% during the three months ended June 30, 2010, compared to a range of 2% to 4% for the three months ended June 30, 2009.
Of the property and asset management expenses, asset management expenses decreased $72,000 to $2.1 million for the three months ended June 30, 2010, from $2.2 million for the three months ended June 30, 2009, primarily due to a decrease in asset management fees. The decrease was primarily due to a change in the asset management fee calculation in June 2010 pursuant to an amendment of the advisory agreement with our advisor, as discussed in Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Acquisition Related Expenses. Acquisition related expenses increased $556,000, or 806%, to $625,000 for the three months ended June 30, 2010, compared to $69,000 for the three months ended June 30, 2009. The increase is due to the recording of acquisition related expenses, as we purchased four properties during the three months ended June 30, 2010. The Company had no acquisitions during the three months ended June 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $917,000, or 4%, to $22.1 million for the three months ended June 30, 2010, compared to $21.1 million for the three months ended June 30, 2009. The decrease was primarily related to lower depreciation expense during the three months ended June 30, 2010 on one property that was impaired during the three months ended June 30, 2009.
Impairment of Real Estate Assets. Impairment of real estate assets decreased $9.0 million, or 67%, to $4.5 million for the three months ended June 30, 2010, compared to $13.5 million for the three months ended June 30, 2009. Impairment losses were recorded on one property during the three months ended June 30, 2010 and one property during the three months ended June 30, 2009, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Equity in income of unconsolidated joint ventures and interest and other income. Equity in income of unconsolidated joint ventures and interest and other income decreased $338,000, or 103%, to a loss $10,000 during the three months ended June 30, 2010, compared to income of $328,000 during the three months ended June 30, 2009. The decrease was primarily due to a decrease in net income recorded by our joint ventures of $248,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. In addition, we experienced a decrease in interest income due to having a lower amount of un-invested cash during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
Interest Expense. Interest expense increased $735,000, or 3%, to $25.6 million for the three months ended June 30, 2010, compared to $24.9 million during the three months ended June 30, 2009. The increase was primarily due to an increase of $3.9 million in the average outstanding notes payable and line of credit balance partially offset by a decrease in the weighted average interest rate from 5.91% to 5.89% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Revenue. Revenue decreased $1.1 million, or 1%, to $134.3 million for the six months ended June 30, 2010, compared to approximately $135.4 million for the six months ended June 30, 2009. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for approximately 89% and 87% of total revenues during the six months ended June 30, 2010 and 2009, respectively.
Rental and other property income increased $1.5 million, or 1%, to $119.0 million for the six months ended June 30, 2010, compared to $117.5 million for the six months ended June 30, 2009. The increase was primarily due to an increase in below market lease amortization and lease termination income during the six months ended June 30, 2010. In addition, tenant reimbursement income decreased $2.9 million, or 29%, to $7.1 million for the six months ended June 30, 2010, compared to $10.0 million for the six months ended June 30, 2009. The decrease is primarily due to a decrease in certain operating expenses related to these properties that are subject to reimbursement by the tenant, primarily property tax expense incurred during six months ended June 30, 2010, compared to six months ended June 30, 2009.
Earned income from direct financing leases remained relatively constant, increasing $159,000, or 17%, to $1.1 million for the six months ended June 30, 2010, compared to $912,000 for the six months ended June 30, 2009. We owned 13 properties accounted for as direct financing leases for each of the six months ended June 30, 2010 and 2009.
Interest income on mortgage notes receivable remained relatively constant, decreasing $96,000, or 3%, to $3.3 million for the six months ended June 30, 2010, compared to $3.4 million for the six months ended June 30, 2009, as we recorded interest income on mortgages receivable on 69 mortgage notes receivable during each of the six months ended June 30, 2010 and 2009.
Interest income on marketable securities increased $255,000, or 7%, to $3.8 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009. The increase was primarily due to the amortization of the purchase price discount under the effective interest method.
General and Administrative Expenses. General and administrative expenses increased $398,000, or 11%, to $3.9 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009. The increase was primarily due to the recording of operating expenses, incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement, of $846,000 during the six months ended June 30, 2010. No expenses for such services were reimbursed during the six months ended June 30, 2009. The increase was partially offset by lower bank services fees, professional fees and escrow and trustee fees incurred during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The primary general and administrative expense items are operating expenses reimbursable to our advisor, legal and accounting fees, state franchise and income taxes, escrow and trustee fees, and other licenses and fees.
Property Operating Expenses. Property operating expenses decreased $3.2 million, or 24%, to $10.3 million for the six months ended June 30, 2010, compared to $13.5 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in bad debt expense, as our occupancy rate has remained stable since June 30, 2009, compared to a decrease in our occupancy rate during the six months ended June 30, 2009 due to a tenant bankruptcy. The decrease also was due to a decrease in property taxes paid, as an increased number of tenants are electing to directly pay their respective property taxes. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, as amended, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, determined by our board of directors. Pursuant to the property management agreement with our affiliated property manager, during the six months ended June 30, 2009, we paid to our property manager a property management fee in an amount equal to 2% of gross revenues from each of our single-tenant properties and up to 4% of gross revenues from each of our multi-tenant properties, less all payments to third-party management subcontractors.
Property and asset management expenses increased $1.6 million, or 23%, to $8.4 million for the six months ended June 30, 2010, compared to $6.8 million for the six months ended June 30, 2009. Of this amount, property management expenses increased $1.4 million to $4.1 million for the six months ended June 30, 2010 from $2.7 million for the six months ended June 30, 2009. The increase in property management expenses was primarily due to the recording of property management expenses, incurred by our advisor in providing management and leasing services to us, which are reimbursable pursuant to the advisory agreement, of $1.2 million during the six months ended June 30, 2010. No expenses for such services were reimbursed during the six months ended June 30, 2009.

Of the property and asset management expenses, asset management expenses increased $129,000 to $4.2 million for the six months ended June 30, 2010, $4.1 million for the six months ended June 30, 2009, primarily due to an increase in asset management fees due to the ownership of 20 properties acquired during the first quarter of 2009 for a full six months during 2010. In addition, the Company acquired four new properties subsequent to June 30, 2009.
Acquisition Related Expenses. Acquisition related expenses decreased $2.6 million, or 81%, to $625,000 for the six months ended June 30, 2010, compared to $3.2 million for the six months ended June 30, 2009. The decrease is due to the recording of acquisition related expenses, as we purchased four properties during the six months ended June 30, 2010, compared to 20 properties during the six months ended June 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.2 million, or 3%, to $43.1 million for the six months ended June 30, 2010, compared to $41.9 million for the six months ended June 30, 2009. The increase was primarily due to an increase in the average gross aggregate book value of properties owned to $3.4 billion as of June 30, 2010, from $3.3 billion as of June 30, 2009.
Impairment of Real Estate Assets. Impairment of real estate assets decreased $9.0 million, or 67%, to $4.5 million for the six months ended June 30, 2010, compared to $13.5 million for the six months ended June 30, 2009. Impairment losses were recorded on one property during the six months ended June 30, 2010 and one property during the six months ended June 30, 2009, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Equity in Income of Unconsolidated Joint Ventures and interest and other income. Equity in income of unconsolidated joint ventures and interest and other income decreased $666,000, or 89%, to $86,000 for the six months ended June 30, 2010, compared to $752,000 for the six months ended June 30, 2009. During the six months ended June 30, 2009, we acquired an indirect interest in a ten-property storage facility portfolio, through a joint venture. The decrease was primarily due to the acquired joint venture recording a loss of $879,000 during the six months ended June 30, 2010, compared to a loss of $312,000 for the six months ended June 30, 2009. In addition, we experienced a decrease in interest income due to having a lower amount of un-invested cash during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
Interest Expense. Interest expense increased $3.1 million, or 6%, to $50.9 million for the six months ended June 30, 2010, compared to $47.8 million during the six months ended June 30, 2009. The increase was primarily due to recording interest expense and amortization of fair value adjustments for the full six months ended June 30, 2010 on notes payable assumed during the six months ended June 30, 2009 with an aggregate face amount of $100.8 million, which bear fixed interest rates ranging from 5.45% to 6.40%.

Modified Funds from Operations
Modified funds from operations (“MFFO”) is a non-GAAP supplemental financial performance measure that our management uses in evaluating the operating performance of our real estate investments. Similar to Funds from Operations (“FFO”), a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized as a measure of operating performance of a real estate company, MFFO, as defined by our company, excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. In addition to the adjustments in FFO, MFFO, as defined by our company, also excludes real estate impairment charges and acquisition related expenses, which are required to be expensed in accordance with GAAP. We believe that MFFO, which excludes these costs, is more representative of the operating performance of our real estate portfolio. Depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Additionally, gains and losses on sale of real estate assets and impairment charges are items that management does not include in its evaluation of the current operating performance of our real estate investments, rather management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. Also, management does not include acquisition related expenses in its evaluation of current operating performance as acquisition related expenses are funded with proceeds from the Offerings and accordingly will not be incurred in future periods for real estate acquired during the periods presented below. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which may not be immediately apparent from reported net income. As such, we believe MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.
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
Our calculation of MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$3,740	$(3,698)	$12,767	$5,933
Depreciation of real estate assets	14,018	14,086	28,044	27,886
Amortization of lease related costs	8,043	7,058	15,056	14,005
Depreciation and amortization of real estate assets in unconsolidated joint ventures	823	741	1,647	1,033
Acquisition related expenses	625	69	625	3,241
Impairment on real estate assets	4,500	13,500	4,500	13,500
Loss on sale of easement	—	157	—	150

MFFO	$31,749	$31,913	$62,639	$65,748

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $2.8 million and $5.4 million during the three and six months ended June 30, 2010, respectively and $2.1 million and $5.2 million during the three and six months ended June 30, 2009. In addition, related to our unconsolidated joint ventures, straight-line revenue of $11,000 and $23,000 for the three and six months ended June 30, 2010, respectively and $26,000 and $67,000 during the three and six months ended June 30, 2009 is included in equity in income of unconsolidated joint ventures.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.3 million and $4.4 million during the three and six months ended June 30, 2010, respectively and $1.8 million and $3.4 million during the three and six months ended June 30, 2009. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $257,000 and $509,000, respectively, which is included in equity in income of unconsolidated joint ventures for the three and six months ended June 30, 2010, respectively and $247,000 and $263,000 during the three and six months ended June 30, 2009.

Distributions and Share Redemptions
During the six months ended June 30, 2010, we paid aggregate distributions of $64.1 million, including $33.1 million of distributions paid in cash and $31.0 million of distributions reinvested through our DRIP. MFFO was $62.6 million and adjusted cash flows from operations, which consists of cash flows from operations adjusted to add back real estate acquisition related expenses, if incurred, was $54.0 million, during the six months ended June 30, 2010. Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $54.0 million and line of credit borrowings of $10.1 million. During the six months ended June 30, 2010, adjusted cash flows from operations consisted of cash flows from operations of $53.4 million, adjusted to add back $625,000 of real estate acquisition related expenses incurred during the period and expensed.
During the six months ended June 30, 2009, we paid aggregate distributions of $70.2 million, including $32.3 million of distributions paid in cash and $37.9 million of distributions reinvested through our DRIP. MFFO was $65.7 million and adjusted cash flows from operations was $62.6 million, during the six months ended June 30, 2009. Our aggregate distributions, which included cash distributions and distributions reinvested in our common stock, were funded by adjusted cash flows from operations of $62.6 million and excess cash flows from operations from previous periods of $6.8 million and cash from financing activities of approximately $760,000. During the six months ended June 30, 2009, adjusted cash flows from operations consisted of cash flows from operations of $59.4 million adjusted to add back $3.2 million of real estate acquisition related expenses incurred during the period and expensed.
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
On June 22, 2010, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of the Company’s shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on July 1, 2010 and ending on September 30, 2010.
Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, in that quarter, under our distribution reinvestment plan.
Pursuant to the amended program, the redemption price per share is dependent on the length of time the shares are held and the estimated share value. For purposes of establishing the redemption price per share, “estimated share value” means the most recently disclosed estimated value of our shares of common stock, as determined by our board of directors, including a majority of our independent directors. As of June 22, 2010, the estimated share value is $8.05 per share. During the six months ended June 30, 2010, we redeemed 588,975 shares for $5.8 million, primarily due to the death of stockholders. Subsequent to June 30, 2010, we redeemed 538,102 shares for $5.4 million.

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
As of June 30, 2010, we had cash and cash equivalents of $34.9 million and available borrowings of $40.5 million under our Credit Facility. Additionally, as of June 30, 2010, we had unencumbered properties with a gross book value of $560.3 million that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through cash provided by property operations. As of June 30, 2010, we had a total of $168.7 million of debt maturing within the next 12 months, including $74.7 million of fixed rate debt and $94.0 million of borrowings under our Credit Facility. Of the $168.7 million of debt maturing in the next 12 months, $106.0 million includes extension options and $62.7 million includes hyper-amortization provisions that would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. Subsequent to June 30, 2010, we borrowed $61.0 million of fixed rate debt maturing in 2017 and subsequently repaid $71.0 million under the credit facility. If we are unable to extend, finance, or refinance the remaining amounts maturing of $97.7 million, we expect to pay down any remaining amounts through a combination of the use of cash provided by property operations, available borrowings on our Credit Facility, under which $40.5 million and $111.5 million were available as of June 30, 2010 and August 12, 2010, respectively. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and available borrowings on our Credit Facility.
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
We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our DRIP, cash advanced to us by our advisor, borrowing on our Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. During the three and six months ended June 30, 2010, we funded distributions to our stockholders with adjusted cash flows from operations and borrowings from our Credit Facility. We expect that substantially all net cash resulting from equity issuance or debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and redemption of shares from our stockholders.

As of June 30, 2010, we had received and accepted subscriptions for 214.3 million shares of common stock in the Offerings for gross proceeds of $2.1 billion. As of June 30, 2010, we had redeemed a total of 7.0 million shares of common stock for a cost of $66.4 million.
As of June 30, 2010, we had $1.6 billion of debt outstanding, consisting of $1.5 billion of fixed rate debt, which includes $122.5 million of variable rate debt swapped to fixed rates, $38.3 million of variable rate debt and $94.0 million outstanding under the Credit Facility. The fixed rate debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of 5.89%, and matures on various dates from November 2010 through August 2031. The variable rate debt has interest rates that range from LIBOR plus 200 to 325 basis points, and matures on various dates from April 2010 through September 2011. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the Credit Facility. Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of June 30, 2010, was 48% and the weighted average years to maturity was 5.4 years.
Our contractual obligations as of June 30, 2010 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments — fixed rate debt (3)	$1,504,707	$78,759	$188,595	$349,550	$887,803
Interest payments — fixed rate debt (4)	511,520	87,643	230,683	131,562	61,632
Principal payments — variable rate debt (3)	38,250	—	38,250	—	—
Interest payments — variable rate debt (5)	1,146	951	195	—	—
Principal payments — line of credit (6)	94,000	94,000	—	—	—
Interest payments — line of credit (7)	2,997	2,997	—	—	—

Total	$2,152,620	$264,350	$457,723	$481,112	$949,435

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal pay-down amounts are included in payments due by period.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable. As of June 30, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $13.1 million.

(4)	As of June 30, 2010, we had $122.5 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(5)	Rates ranging from 2.34% to 3.60% were used to calculate the variable rate debt payment obligations in future periods. These were the rates effective as of June 30, 2010.

(6)	The line of credit includes an option to extend the maturity date to May 2012.

(7)	Based on interest rates in effect as of June 30, 2010.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Operating Activities. Net cash provided by operating activities decreased $6.0 million, or 10%, to $53.4 million for the six months ended June 30, 2010 compared to $59.4 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in net income before impairment charges of $2.2 million, a decrease in the change in accounts payable and accrued expenses of $2.3 million and a decrease in the change in deferred rent and other liabilities of $2.5 million, which was partially offset by a decrease in the change in rents and tenant receivables of $1.2 million for the six months ended June 30, 2010. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased $17.8 million, or 46%, to $21.4 million for the six months ended June 30, 2010 compared to $39.2 million for the six months ended June 30, 2009. The decrease was primarily due to the purchase of two CMBS bonds at a discounted price of $10.5 million, including acquisition costs, and the acquisition of an interest in an unconsolidated joint venture for approximately $17.3 million, including acquisition costs, during the six months ended June 30, 2009. No similar purchases were made during the six months ended June 30, 2010. These decreases were partially offset by the use of less cash in conjunction with our real estate acquisitions during the six months ended June 30, 2010. During the six months ended June 30, 2010 we used cash of $21.0 million to purchase four properties, compared to cash paid of $13.0 million combined with the assumption of $100.8 million of mortgage notes payable to purchase 20 properties during the six months ended June 30, 2009.
Financing Activities. Net cash used in financing activities decreased $74.2 million, or 74%, to $25.5 million for the six months ended June 30, 2010 compared to $99.7 million for the six months ended June 30, 2009. The change was primarily due to an increase in proceeds from mortgage notes payable of $68.8 million and a decrease in redemptions of common stock of $37.4 million, offset primarily by a decrease in repayment of mortgage notes payable and line of credit of $32.8 million.
Election as a REIT
We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to help protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs, related to the property, which would also help protect us from the impact of inflation. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation.

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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our critical accounting policies have not changed during the six months ended June 30, 2010. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and expect to continue to pay, certain fees or reimbursements of certain expenses to Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2010 through the date of this Quarterly Report on Form 10-Q. Refer to Note 16 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Issuance of shares of common stock through DRIP;

•	Redemption of shares of common stock;

•	Real estate acquisitions;

•	Notes payable borrowings; and

•	Credit facility repayments.
New Accounting Pronouncements
Refer to Note 14 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Off Balance Sheet Arrangements
As of June 30, 2010 and December 31, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with property acquisitions, we have obtained variable rate debt financing (see Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q) to fund certain property acquisitions, and therefore we are exposed to interest rate changes in the LIBOR. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may enter into rate lock arrangements to lock interest rates on future borrowings.
As of June 30, 2010, $132.3 million of the $1.6 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates, which bore interest at the one-month LIBOR plus 200 to 325 basis points. As of June 30, 2010, a 1% change in interest rates would result in a change in interest expense of $1.6 million per year, assuming all of our derivatives remain effective hedges.
As of June 30, 2010, we had five interest rate swap agreements outstanding, which mature on various dates from September 2011 through March 2016, with an aggregate notional amount under the swap agreements of $122.5 million and an aggregate net fair value of ($4.0) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of June 30, 2010, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $42,000. These interest rate swaps were designated as hedging instruments under ASC 815.
As of June 30, 2010, we had two interest rate cap agreements, which mature in August and September 2010, with an aggregate notional amount of $70.0 million and an aggregate fair value of zero. The fair value of the interest rate caps is dependent upon existing market interest rates and swap spreads. As of June 30, 2010, an increase of 50 basis points in interest rates would result in no change to the fair value and as such, no gain or loss would be recorded in operations. Neither of the interest rate caps were designated as hedging instruments under ASC 815.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2005, we commenced our initial offering (SEC Registration No. 333-121094). On November 13, 2006, we increased the aggregate amount of shares available for the initial offering pursuant to a related Registration Statement on Form S-11 (SEC Registration No. 333-138663). As of May 22, 2007, 503,685 shares had not been sold and were deregistered. On May 23, 2007, we commenced our follow-on offering of up to 150,000,000 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-138444) which was declared effective by the Securities and Exchange Commission on May 11, 2007. As of January 2, 2009, 1,595,741 shares had not been sold and were deregistered. On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (SEC Registration No. 333-153578). On March 4, 2009, options to purchase 5,000 shares were exercised by one of our independent directors under our Independent Director Stock Option Plan for $9.10 per share for an aggregate exercise price of $46,000. These shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.
As of June 30, 2010, we had accepted subscriptions for 214,304,322 shares (including shares sold pursuant to our DRIP and excluding redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.1 billion, out of which we paid fees and costs of $170.7 million in selling commissions and dealer manager fees, $66.5 million in acquisition fees, $19.2 million in finance coordination fees, and $16.3 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Offerings are thus $1.8 billion as of June 30, 2010. With the net offering proceeds and indebtedness, we acquired $3.4 billion in real estate and related assets. As of August 12, 2010, we had sold an aggregate of 215.6 million shares in our Offerings for gross offering proceeds of $2.1 billion (including shares sold pursuant to our DRIP). We did not sell any unregistered equity securities during the six months ended June 30, 2010.
Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. On November 10, 2009, our board of directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder, which we will continue to accept. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. Under the terms of the revised share redemption program, during any calendar year, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, in that quarter, under our DRIP. These limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any twelve month period. Our board of directors also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2010, we redeemed shares as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
	Shares Purchased	per Share	Programs	Programs
April 2010	—	$—	—	(1)
May 2010	301,043	9.97	301,043	(1)
June 2010	—	—	—	(1)

Total	301,043		301,043	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2010 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended June 30, 2010 that would require a response to this item.

Item 6.	Exhibits
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
D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Fifth Articles of Amendment and Restatement, as corrected. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K (File No. 333-121094), filed on March 23, 2006).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 6, 2005).
3.3	Articles of Amendment to Fifth Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).
10.1	Second Amendment to the Amended and Restated Advisory Agreement by and between the Company and Cole Advisors II (filed herewith).
31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.