Form 10-Q
period 2010-09-30
Cole Credit Property Trust II Inc
filed 2010-11-12
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51963
COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2555 East Camelback Road, Suite 400	(602)778-8700
Phoenix, Arizona, 85016	(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
As of November 11, 2010, there were 208,063,218 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2010 have been prepared by Cole Credit Property Trust II, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Investment in real estate assets:
Land	$823,272	$808,109
Buildings and improvements, less accumulated depreciation of $164,692 and $122,887, respectively	1,929,608	1,928,786
Real estate assets under direct financing leases, less unearned income of $15,782 and $16,794, respectively	37,163	37,736
Acquired intangible lease assets, less accumulated amortization of $89,824 and $67,253, respectively	340,802	357,008

Total real estate assets, net	3,130,845	3,131,639
Investment in mortgage notes receivable, less accumulated amortization of $1,897 and $1,385, respectively	80,500	82,500

Total real estate and mortgage assets, net	3,211,345	3,214,139
Cash and cash equivalents	48,688	28,417
Restricted cash	9,121	9,536
Marketable securities	—	56,366
Marketable securities pledged as collateral	70,769	—
Investment in unconsolidated joint ventures	38,160	40,206
Rents and tenant receivables, less allowance for doubtful accounts of $820 and $1,648, respectively	42,309	33,544
Prepaid expenses, derivative and other assets	3,439	4,253
Deferred financing costs, less accumulated amortization of $14,469 and $11,713, respectively	24,154	26,643

Total assets	$3,447,985	$3,413,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,635,456	$1,607,473
Repurchase agreement	47,029	—
Accounts payable and accrued expenses	18,190	20,023
Due to affiliates	295	509
Acquired below market lease intangibles, less accumulated amortization of $29,337 and $21,470, respectively	143,049	149,832
Distributions payable	10,706	10,851
Deferred rent, derivative and other liabilities	13,180	14,672

Total liabilities	1,867,905	1,803,360

Commitments and contingencies
Redeemable common stock	10,499	87,760

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 208,693,596 and 204,662,620 shares issued and outstanding, respectively	2,087	2,047
Capital in excess of par value	1,875,046	1,762,904
Accumulated distributions in excess of earnings	(308,926)	(233,480)
Accumulated other comprehensive income (loss)	1,374	(9,487)

Total stockholders’ equity	1,569,581	1,521,984

Total liabilities and stockholders’ equity	$3,447,985	$3,413,104

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental and other property income	$59,304	$63,241	$178,257	$180,996
Tenant reimbursement income	3,590	4,883	10,716	14,907
Earned income from direct financing leases	498	500	1,569	1,412
Interest income on mortgage notes receivable	1,664	1,719	5,011	5,162
Interest income on marketable securities	1,928	1,844	5,721	5,382

Total revenue	66,984	72,187	201,274	207,859

Expenses:
General and administrative expenses	1,740	1,767	5,633	5,262
Property operating expenses	5,233	6,352	15,497	19,828
Property and asset management expenses	3,970	3,804	12,347	10,625
Acquisition related expenses	1,226	—	1,851	3,241
Depreciation	14,131	14,217	42,175	42,103
Amortization	6,599	13,719	21,655	27,724
Impairment of real estate assets	—	—	4,500	13,500

Total operating expenses	32,899	39,859	103,658	122,283

Operating income	34,085	32,328	97,616	85,576

Other income (expense):
Equity in income of unconsolidated joint ventures and interest and other income	85	69	171	544
Interest expense	(25,783)	(25,488)	(76,633)	(73,278)

Total other expense	(25,698)	(25,419)	(76,462)	(72,734)

Net income	$8,387	$6,909	$21,154	$12,842

Weighted average number of common shares outstanding:
Basic	207,962,270	202,514,431	206,654,619	202,247,716

Diluted	207,962,270	202,516,961	206,655,254	202,250,913

Net income per common share:
Basic and diluted	$0.04	$0.03	$0.10	$0.06

Distributions declared per common share	$0.16	$0.16	$0.47	$0.50

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions in	Other	Total
	Number of		Excess	Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Income (Loss)	Equity
Balance, January 1, 2010	204,662,620	$2,047	$1,762,904	$(233,480)	$(9,487)	$1,521,984
Issuance of common stock	5,174,843	52	46,214	—	—	46,266
Distributions	—	—	—	(96,600)	—	(96,600)
Other offering costs	—	—	(2)	—	—	(2)
Redemptions of common stock	(1,143,867)	(12)	(11,338)	—	—	(11,350)
Stock compensation expense	—	—	7	—	—	7
Redeemable common stock	—	—	77,261	—	—	77,261
Comprehensive income:
Net income	—	—	—	21,154	—	21,154
Unrealized gain on marketable securities	—	—	—	—	12,503	12,503
Unrealized loss on interest rate swaps	—	—	—	—	(1,642)	(1,642)

Total comprehensive income						32,015

Balance, September 30, 2010	208,693,596	$2,087	$1,875,046	$(308,926)	$1,374	$1,569,581

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$21,154	$12,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,175	42,103
Amortization of intangible lease assets and below market lease intangibles, net	15,282	17,292
Amortization of deferred financing costs	5,050	4,306
Amortization of premiums on mortgage notes receivable	512	502
Amortization of discount on marketable securities	(1,900)	(1,621)
Amortization of fair value adjustments of mortgage notes assumed	1,370	976
Bad debt (recovery) expense	(106)	2,030
Stock compensation expense	7	9
Impairment of real estate assets	4,500	13,500
Equity in income of unconsolidated joint ventures	(74)	(585)
Distributions of earnings from unconsolidated joint ventures	2,120	2,071
Property easement loss	—	150
Changes in assets and liabilities:
Rents and tenant receivables	(8,659)	(9,968)
Prepaid expenses and other assets	673	994
Accounts payable and accrued expenses	(504)	1,743
Due to affiliates, deferred rent and other liabilities	(3,207)	(815)

Net cash provided by operating activities	78,393	85,529

Cash flows from investing activities:
Investment in real estate and related assets	(62,877)	(12,945)
Capitalized expenditures	(6,976)	(2,119)
Investment in marketable securities	—	(10,495)
Investment in unconsolidated joint ventures	—	(17,324)
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	2,061	1,349
Proceeds from easement of assets	5	11
Change in restricted cash	415	1,352

Net cash used in investing activities	(67,372)	(40,171)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	46
Offering costs on issuance of common stock	(2)	(580)
Redemptions of common stock	(11,350)	(45,640)
Distributions to investors	(50,479)	(48,275)
Proceeds from notes payable and line of credit	256,000	75,243
Repayment of notes payable and line of credit	(229,387)	(104,444)
Proceeds from repurchase agreement	47,029	—
Refund of loan deposits	2,145	150
Payment of loan deposits	(2,145)	(210)
Escrowed investor proceeds liability	—	(18)
Deferred financing costs paid	(2,561)	(3,084)

Net cash provided by (used in) financing activities	9,250	(126,812)

Net increase (decrease) in cash and cash equivalents	20,271	(81,454)
Cash and cash equivalents, beginning of period	28,417	106,485

Cash and cash equivalents, end of period	$48,688	$25,031

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2010
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
As of September 30, 2010, the Company owned 705 properties comprising 20.3 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of September 30, 2010, the rentable space at these properties was 95% leased. As of September 30, 2010, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, the Company had an 85.48% indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of September 30, 2010. In addition, the Company owned six commercial mortgage-backed securities (“CMBS”) bonds as of September 30, 2010.
As of September 30, 2010, the Company had issued 216.2 million shares for aggregate gross proceeds from its initial, follow-on and distribution reinvestment plan (the “DRIP”) offerings (the “Offerings”) of $2.1 billion (including proceeds from the sale of shares pursuant to the DRIP of $194.6 million), before share redemptions of $71.9 million and offering costs, selling commissions, and dealer management fees of $188.3 million.
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
Certain reclassifications have been made to the prior year Condensed Consolidated Unaudited Statement of Cash Flows to separately present the Company’s capitalized expenditures from the Company’s investment in real estate and related assets in order to conform to the current year presentation.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Valuation of Real Estate and Related Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and any related intangible assets to their fair value and recognize an impairment loss.
The Company continues to monitor eight properties with an aggregate book value of $85.2 million for which it has identified impairment indicators. For each of these properties, the undiscounted future operating cash flows expected from the use of these properties, and their related intangible assets and their eventual disposition exceed their carrying values as of September 30, 2010. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. No impairment losses were recorded during the three months ended September 30, 2010 and September 30, 2009. During the nine months ended September 30, 2010, the Company identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reduced the carrying value of the real estate and related intangible assets to their estimated fair value and recorded an impairment loss of $4.5 million during the nine months ended September 30, 2010. The Company recorded an impairment loss on one property of $13.5 million during the nine months ended September 30, 2009.
Projections of expected future cash flows require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the Company’s real estate and related intangible assets.
Restricted Cash and Escrows
Restricted cash included $9.1 million and $8.3 million as of September 30, 2010 and December 31, 2009, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash also included $1.2 million as of December 31, 2009 for the contractual obligations related to the earnout agreements discussed in Note 5 below. No amounts were included in restricted cash related to the earnout agreements as of September 30, 2010.
Concentration of Credit Risk
As of September 30, 2010, the Company had cash on deposit in five financial institutions, three of which had deposits in excess of current federally insured levels, totaling $47.9 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing, therefore, the Company believes it is not exposed to any significant credit risk on cash.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of September 30, 2010 consisted of the Company’s non-controlling 85.48% interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a 70% interest in a joint venture that owns a ten-property storage facility portfolio. As of September 30, 2010, the total aggregate carrying value of assets held within the unconsolidated joint ventures was $150.4 million and the face value of the non-recourse mortgage notes payable was $112.1 million. As of December 31, 2009, the total aggregate carrying value of assets held within the unconsolidated joint ventures was $152.3 million and the face value of the non-recourse mortgage notes payable was $113.5 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
The Company accounts for the unconsolidated joint ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company evaluates the carrying amount of the investments for impairment in accordance with ASC 323. The unconsolidated joint ventures are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require the Company’s management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated joint ventures for the three and nine months ended September 30, 2010 and 2009, respectively.
Redeemable Common Stock
The Company’s board of directors reinstated the share redemption program, effective August 1, 2010, and adopted several amendments to the program. Pursuant to the amended share redemption program, during any calendar year, the Company will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder), and the cash available for redemptions (including those upon death or qualifying disability) is limited to the net cumulative proceeds from the sale of shares pursuant to the DRIP. In addition, the Company will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter (including those upon death or qualifying disability) will also be limited to the net proceeds the Company receives from the sale of shares during such quarter under the DRIP. Prior to the amendment, the Company’s share redemption program provided that all redemptions during any calendar year, including those upon death or qualifying disability, were limited to those that could be funded with net cumulative proceeds from the DRIP. The introduction of the quarterly limits to the amended share redemption program resulted in a decrease in redeemable common stock from $87.8 million as of December 31, 2009 to $10.5 million as of September 30, 2010.
Pursuant to the amended program, the redemption price per share is dependent on the length of time the shares are held and the estimated share value. For purposes of establishing the redemption price per share, “estimated share value” means the most recently disclosed estimated value of the Company’s shares of common stock, as determined by the Company’s board of directors, including a majority of the Company’s independent directors. As of September 30, 2010, the estimated share value was $8.05 per share.
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
On June 22, 2010, the Company’s board of directors approved the Third Amended and Restated Distribution Reinvestment Plan, which was effective July 15, 2010 (the “Amended DRIP”). Pursuant to the Amended DRIP, beginning with reinvestments made on or after July 15, 2010, distributions are reinvested in shares of the Company’s common stock at a price equal to the most recent estimated per share value, as determined by the board of directors. The Company’s board of directors determined that the estimated value of the Company’s shares of common stock, as of June 22, 2010, was $8.05 per share, which is the per share value used for the purchase of shares pursuant to the Amended DRIP, beginning July 15, 2010, until such time as the board provides a new estimated share value.
On September 20, 2010, the Company’s board of directors declared a daily distribution of $0.001712523 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2010 and ending on December 31, 2010. As of September 30, 2010, the Company had distributions payable of $10.7 million. The distributions were paid in October 2010, of which approximately $5.0 million was reinvested in shares through the Amended DRIP.
Repurchase Agreement
In certain circumstances the Company may obtain financing through a repurchase agreement. The Company evaluates the initial transfer of a financial asset and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing, and accordingly, both the securities and related repurchase agreement payable are recorded separately in the consolidated balance sheet. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
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
A summary of the Company’s real estate assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 is as follows (in thousands):

	Re-measured	Fair Value Measurements of Reporting Date Using
Description:	Balance	Level 1	Level 2	Level 3	Total Losses
Investment in real estate assets	$3,523	$—	$—	$3,523	$4,500
As discussed in Note 2 above, during the nine months ended September 30, 2010, real estate assets related to one property with a carrying amount of approximately $8.0 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of approximately $3.5 million, resulting in an impairment charge of approximately $4.5 million, which is included in impairment of real estate assets on the consolidated statements of operations for the nine months ended September 30, 2010.
The Company used a discounted cash flow analysis and recent comparable sales transactions to estimate the fair value of real estate assets. The discounted cash flow analysis utilized internally prepared probability-weighted cash flow estimates, including estimated discount ranges and terminal capitalization rates, which were within historical average ranges and gathered for specific geographic areas based on available information obtained from third-party service providers.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities on a recurring basis:
Cash and cash equivalents, restricted cash, rents and tenant receivables and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was $85.3 million and $86.6 million as of September 30, 2010 and December 31, 2009, respectively, as compared to the carrying values of $80.5 million and $82.5 million as of September 30, 2010 and December 31, 2009, respectively.
Notes payable, line of credit and repurchase agreement — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2010 and December 31, 2009. The fair value of the notes payable, line of credit and repurchase agreement was $1.7 billion and $1.5 billion as of September 30, 2010 and December 31, 2009, respectively, as compared to the carrying value of $1.7 billion and $1.6 billion as of September 30, 2010 and December 31, 2009, respectively.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Marketable securities — The Company’s marketable securities are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar CMBS tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. As of September 30, 2010 and December 31, 2009, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
Derivative Instruments — The Company’s derivative instruments represent interest rate swaps and interest rate caps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$70,769	$—	$—	$70,769

Liabilities:
Interest rate swaps	$(4,445)	$—	$(4,445)	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$56,366	$—	$—	$56,366
Interest rate cap agreements (1)	—	—	—	—
Interest rate swaps	141	—	141	—

Total Assets	$56,507	$—	$141	$56,366

Liabilities:
Interest rate swaps	$2,944	$—	$2,944	$—

(1)	The fair value of the interest rate cap agreements was less than $1,000 as of December 31, 2009.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands) for the nine months ended September 30, 2010:

		Net realized/		Purchases,
		unrealized gains	Net	issuances,	Transfers in
	Balance as of	(losses) included in	unrealized	settlements and	and out of	Balance as of
	January 1, 2010	earnings	gain	amortization	Level 3	September 30, 2010
Marketable securities	$56,366	$—	$12,503	$1,900	$—	$70,769
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Minimum lease payments receivable	$25,091	$26,676
Estimated residual value of leased assets	27,854	27,854
Unearned income	(15,782)	(16,794)

Total	$37,163	$37,736

NOTE 5 — REAL ESTATE ACQUISITIONS
2010 Property Acquisitions
During the nine months ended September 30, 2010, the Company acquired a 100% interest in 11 commercial properties for an aggregate purchase price of $62.9 million (the “2010 Acquisitions”). The Company financed the 2010 Acquisitions with a combination of proceeds from the DRIP, cash flows from operations and net proceeds from borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated $16.6 million to land, $42.2 million to building and improvements, $7.6 million to acquired in-place leases, $110,000 to acquired above market leases and $3.6 million to acquired below-market leases. The Company expensed $1.9 million of acquisition costs related to the 2010 Acquisitions.
In addition, during the nine months ended September 30, 2010, the Company substituted one property for two new properties under a master lease agreement with one of the Company’s tenants. The contractual lease payments due under the master lease agreement did not change as a result of this substitution. The allocation of the non-cash consideration resulted in an increase to the Company’s depreciable assets and a decrease in the related land assets of $136,000. No gain or loss was recorded related to this transaction.
The Company recorded revenue for the three and nine months ended September 30, 2010 of $543,000 and $682,000, respectively, and net losses for the three and nine months ended September 30, 2010 of $847,000 and $1.4 million, respectively, related to the 2010 Acquisitions.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2010 Acquisitions were completed on January 1 for each period presented below.
The Company estimated that revenues, on a pro forma basis, for the three and nine months ended September 30, 2010, would have been $68.1 million and $205.4 million, respectively. The Company estimated that net income, on a pro forma basis, for the three and nine months ended September 30, 2010 would have been $10.4 million and $24.2 million, respectively.
The Company estimated that revenues, on a pro forma basis, for the three and nine months ended September 30, 2009 would have been $73.8 million and $212.7 million, respectively. The Company estimated that net income, on a pro forma basis, for the three and nine months ended September 30, 2009 would have been $8.1 million and $14.5 million, respectively.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
2009 Property Acquisitions
During the nine months ended September 30, 2009, the Company acquired a 100% interest in 20 commercial properties for an aggregate purchase price of $113.8 million (the “2009 Acquisitions”). In addition to available cash, the Company financed the 2009 Acquisitions with the assumption of mortgage loans, with a face value totaling $100.8 million and a fair value totaling $87.8 million. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated $38.1 million to land, $58.8 million to building and improvements, $14.2 million to acquired in-place leases, $10.4 million to acquired below-market leases, and $63,000 to acquired above-market leases during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company expensed $3.2 million of acquisition costs related to the 2009 Acquisitions.
The Company recorded revenues for the three and nine months ended September 30, 2009 of $2.1 million and $4.5 million, respectively, and net losses for the three and nine months ended September 30, 2009 of $643,000 and $4.3 million, respectively, related to the 2009 Acquisitions.
The Company estimated that revenues and net income, on a pro forma basis, for the nine months ended September 30, 2009, would have been $210.1 million and $13.1 million, respectively, if the 2009 Acquisitions were completed on January 1, 2009. No properties were acquired during the three months ended September 30, 2009; as such, pro forma results would not differ from actual results for such period.
This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
Earnout Agreements
During the nine months ended September 30, 2010, the Company owned two properties subject to earnout provisions obligating the Company to pay additional consideration to the respective seller contingent on the leasing and occupancy of vacant space at the properties. These earnout payments are based on a predetermined formula, and each earnout agreement has a set time period regarding the obligation to make these payments. If, at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. During the nine months ended September 30, 2010, the Company paid $1.6 million subject to the earnout agreement provisions described above, and reduced the estimated obligation by $983,000 due to current market conditions and the expiration of the set time period provided in the earnout agreements. As of September 30, 2010, the Company had an earnout liability of $150,000, which was recorded in accounts payable and accrued expenses in the accompanying condensed consolidated unaudited balance sheet as of September 30, 2010. Amounts paid and accrued under the earnout agreements are capitalized as additional purchase price of the applicable property. Reductions in the earnout liability due to changes in market conditions or expiration of the earnout period are recorded as a reduction in the purchase price of the applicable property.
NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of September 30, 2010, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (collectively, the “Mortgage Notes”). As of September 30, 2010, the Mortgage Notes balance was $80.5 million, which included $6.9 million premium and $2.0 million of acquisition costs, and is net of accumulated amortization of $1.9 million. As of December 31, 2009, the Mortgage Notes balance was $82.5 million, which included $6.9 million premium and $2.0 million of acquisition costs, and is net of accumulated amortization of $1.4 million. The premium and acquisition costs are amortized into interest income over the terms of each respective Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum and a weighted average interest rate of 9.88%.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
NOTE 7 — MARKETABLE SECURITIES
As of September 30, 2010 and December 31, 2009, the Company owned six CMBS bonds, with an aggregate fair value of $70.8 million and $56.4 million, respectively. As discussed in Note 9 below, during the three months ended September 30, 2010 the Company pledged the securities as collateral to JP Morgan Chase Bank, N.A., who provided secured borrowings in the amount of $47.0 million (the “Repurchase Agreement”), with a weighted average initial interest rate of 1.69%. As a result, the Company reclassified the CMBS bonds from marketable securities to marketable securities pledged as collateral in the condensed consolidated unaudited balance sheet as of September 30, 2010. The following provides additional details regarding the CMBS bonds as of September 30, 2010 (in thousands):

	Amortized	Unrealized
	Cost Basis	Gain (Loss)	Total
Marketable securities as of December 31, 2009	$63,050	$(6,684)	$56,366
Increase in fair value of marketable securities	—	12,503	12,503
Accretion of discounts on marketable securities	1,900	—	1,900

Marketable securities as of September 30, 2010	$64,950	$5,819	$70,769

One CMBS bond was in a continuous unrealized loss position of $7.2 million as of September 30, 2010. The remaining five CMBS bonds were in an unrealized gain position of $13.0 million as of September 30, 2010. As of December 31, 2009, two CMBS bonds were in a continuous unrealized loss position of $14.6 million and the remaining four CMBS bonds were in an unrealized gain position of $7.9 million.
The cumulative unrealized losses of $7.2 million and $14.6 million, which are included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited balance sheets, as of September 30, 2010 and December 31, 2009, respectively, were deemed to be a temporary impairment based upon (i) the Company having no intent to sell the securities, (ii) it is more likely than not that the Company will not be required to sell the securities before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of the securities. The Company determined that the cumulative unrealized losses resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of September 30, 2010 and December 31, 2009, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.
The following table shows the fair value and gross unrealized gains and losses of the Company’s CMBS bonds and their holding period as of September 30, 2010 (in thousands).

Holding Period of Gross Unrealized Gains (Losses) of Marketable Securities
	Less than 12 months			12 Months or More			Total
Description of		Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
Securities	Fair Value	Losses	Gains	Value	Losses	Gains	Value	Losses	Gains
CMBS	$7,075	$—	$1,419	$63,694	$(7,194)	$11,594	$70,769	$(7,194)	$13,013
The scheduled maturities of the marketable securities as of September 30, 2010 are presented as follows (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	16,241	18,744
Due after five years through ten years	48,709	52,025
Due after ten years	—	—

	$64,950	$70,769

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following tables summarize the notional amount and fair value of the Company’s derivative instruments (in thousands). Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional amounts under the interest rate caps and swap agreements are an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset
Derivatives not designated	Balance Sheet	Notional	Interest	Effective	Maturity	September 30,	December 31,
as hedging instruments	Location	Amount	Rate	Date	Date	2010 (1)	2009 (2)
Interest Rate Cap	Prepaid expenses, derivative and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$—	$—
Interest Rate Cap	Prepaid expenses, derivative and other assets	34,000	7.0%	10/1/2008	9/1/2010	—	—

		$70,000				$—	$—

(1)	The interest rate caps matured during the three months ended September 30, 2010.

(2)	The fair value of the rate caps was less than $1,000.

						Fair Value of (Liability) Asset
Derivatives designated as	Balance Sheet	Notional	Interest	Effective	Maturity	September 30,	December 31,
hedging instruments	Location	Amount	Rate	Date	Date	2010	2009
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%	11/4/2008	10/31/2012	$(2,094)	$(1,663)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%	12/10/2008	9/26/2011	(622)	(778)
Interest Rate Swap	Deferred rent, derivative and other liabilities	15,043	6.2%	6/12/2009	6/11/2012	(592)	(503)
Interest Rate Swap (1)	Deferred rent, derivative and other liabilities	30,000	6.0%	11/24/2009	10/16/2012	(699)	41
Interest Rate Swap (1)	Deferred rent, derivative and other liabilities	7,200	5.8%	2/20/2009	3/1/2016	(438)	100

		$122,493				$(4,445)	$(2,803)

(1)	As of December 31, 2009, the fair value of the interest rate swap agreement was in a financial asset position and is included in the accompanying December 31, 2009 condensed consolidated unaudited balance sheet in prepaid expenses, derivative and other assets.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
The following tables summarize the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

		Amount of Gain Recognized in Interest Expense
Derivatives not designated	Location of Gain Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	Income on Derivative	2010	2009	2010	2009
Interest Rate Caps	Interest Expense	$—	$12	$—	$14

	Amount of (Loss) Recognized in Other Comprehensive Loss on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest Rate Swaps (1)	$(467)	$(665)	$(1,642)	$(454)

(1)	There were no portions relating to the change in the fair value of the interest rate swap agreements that were considered ineffective during the nine months ended September 30, 2010 and 2009. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three and nine months ended September 30, 2010 and 2009.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of September 30, 2010 and December 31, 2009, there were no termination events or events of default related to the interest rate swaps.
NOTE 9 — NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT
As of September 30, 2010, the Company had $1.7 billion of debt outstanding, consisting of $1.6 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $122.5 million of variable rate debt swapped to fixed rates, $38.3 million in variable rate mortgage loans (the “Variable Rate Debt”), $45.0 million outstanding under our line of credit (the “Credit Facility”) and $47.0 million outstanding under the Repurchase Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt, Variable Rate Debt, Credit Facility and Repurchase Agreement was $3.0 billion as of September 30, 2010. Additionally, the weighted average years to maturity was 5.3 years.
Notes Payable
The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of 5.88%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 200 to 325 basis points, and matures on various dates in September 2011. Each of the notes payable is secured by the respective properties on which the debt was placed.
During the nine months ended September 30, 2010, the Company issued $102.0 million of notes payable, which bear fixed interest rates ranging from 5.04% to 5.66% and mature on various dates from August 2017 to May 2020. With respect to $41.0 million of such notes, the lender can reset the interest rate on May 1, 2015, at which time the Company can accept the interest rate through the maturity date of May 1, 2020, or the Company may decide to reject the rate and prepay the loan on May 1, 2015. In addition, the Company repaid $84.7 million of variable rate debt and $2.7 million of fixed rate debt including monthly principal payments on amortizing loans.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Line of Credit
The Credit Facility, a revolving credit facility entered into on May 23, 2008 with a syndicate of banks, provides up to $135.0 million of secured borrowing. As of September 30, 2010, the borrowing base of the underlying collateral pool was $135.0 million. The amount of the Credit Facility may be increased up to a maximum of $235.0 million, with each increase being no less than $25.0 million. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. The variable rates are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 180 to 210 basis points, determined by the aggregate amount borrowed in accordance with the agreement, or 0.25% plus the greater of (i) the federal funds rate plus 0.50% or (ii) Bank of America’s prime rate. The Credit Facility matures in May 2011, with the option to extend to May 2012. The Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility by $476,000. As of September 30, 2010, the Company had an outstanding balance of $45.0 million and $89.5 million was available under the Credit Facility. The amounts drawn on the Credit Facility are secured by an assignment of 100% of Cole OP II’s equity interests in the assets of certain of its subsidiary limited liability companies in a designated collateral pool. During the nine months ended September 30, 2010, the Company borrowed $154.0 million and repaid $142.0 million from the Credit Facility.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the financial covenants as of September 30, 2010.
Repurchase Agreement
During the three months ended September 30, 2010, the Company received 90-day financing in the amount of $47.0 million under the Repurchase Agreement, which bears interest at a weighted average interest rate of 1.69% at September 30, 2010 and matures in December of 2010. Upon maturity, the Company may elect to renew the terms under the Repurchase Agreement for periods ranging from 30 days to 90 days until the CMBS bonds mature. The CMBS bonds have a weighted average remaining term of 5.58 years. The Repurchase Agreement is being accounted for as a secured borrowing because the Company maintains effective control of the financed assets.
Under the Repurchase Agreement, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral to fund margin calls. As of September 30, 2010, the amount outstanding under the Repurchase Agreement was $47.0 million and the marketable securities held as collateral had a fair value of $70.8 and an amortized cost basis of $64.9. There was no cash collateral held by the counterparty as of September 30, 2010.
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$10,706	$10,427
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$—	$87,821
Common stock issued through DRIP	$46,266	$55,017
Net unrealized gain on marketable securities	$12,503	$23,631
Net unrealized loss on interest rate swaps	$(1,642)	$(454)
Change in earnout liability	$983	$1,482
Change in accrued capital expenditures	$(346)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$70,374	$67,414
During the nine months ended September 30, 2010, the Company substituted one property for two new properties under a master lease agreement with one of the Company’s tenants. The allocation of the non-cash consideration resulted in an increase to the Company’s depreciable assets and a decrease in the related land assets of $136,000. No gain or loss was recorded related to this transaction.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
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
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and certain affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
Offering
During the three and nine months ended September 30, 2010 and September 30, 2009, the Company did not record any selling commissions or dealer manager fees. In addition, during the three and nine months ended September 30, 2010 the Company did not pay to Cole Advisors II any organization and offering expenses. During nine months ended September 30, 2009, other organization and offering expenses of $525,000 were recorded as reimbursements for services provided by Cole Advisors II and its affiliates related to the Company’s Offerings. The Company did not record any other organization and offering expenses for the three months ended September 30, 2009.
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
The Company paid, and expects to continue to pay, Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate invested assets (the “Asset Management Fee”). On June 22, 2010, the Company entered into the Second Amendment to the Amended and Restated Advisory Agreement (the “Second Amendment”) with Cole Advisors II, which revised the manner in which Cole Advisor II’s 0.25% asset management fee is calculated. As amended, the Asset Management Fee will be based upon the aggregate value of the Company’s invested assets, as reasonably estimated by the Company’s board of directors. Prior to the amendment, the Asset Management Fee was based upon the greater of the aggregate book value of the Company’s invested assets or the aggregate value of the Company’s invested assets as reasonably estimated by the Company’s board of directors. The Company also reimburses certain costs and expenses incurred by Cole Advisors II in providing asset management services.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees and real estate commissions.
If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to Cole Advisors II or its affiliates as the Company acquires and/or assumes such permanent financing. However, no financing coordination fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Acquisitions and Operations:
Acquisition fees and expenses	$867	$—	$1,327	$3,935
Asset management fees and expenses	$2,090	$2,023	$6,341	$6,145
Property management and leasing fees and expenses	$1,806	$1,508	$5,839	$3,600
Operating expenses	$288	$458	$1,134	$458
Financing coordination fees	$610	$—	$1,020	$1,796
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
During the nine months ended September 30, 2010, and 2009, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Other
As of September 30, 2010 and December 31, 2009, $295,000 and $509,000, respectively, had been incurred, primarily for property management, acquisition, operating and asset management expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.
NOTE 13 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage Cole Advisors II and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors II and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
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
NOTE 15 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of September 30, 2010 and December 31, 2009, the Company had granted options to purchase 50,000 shares. As of September 30, 2010, options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of seven years, and options to purchase 5,000 shares had been exercised at a price of $9.10 per share. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures. As of September 30, 2010, all compensation cost related to unvested share-based compensation awards granted under the IDSOP had been recognized. The following table presents information about stock-based compensation expense, shares granted, shares exercised, shares forfeited and shares vested during the three and nine months ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense	$—	$5,000	$7,000	$9,000
Shares granted	—	—	—	10,000
Share exercised	—	—	—	5,000
Shares forfeited	—	—	—	—
Shares vested	—	—	10,000	10,000

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
NOTE 16 — SUBSEQUENT EVENTS
Sale of Shares of Common Stock
As of November 11, 2010, the Company had raised $2.2 billion of gross proceeds through the issuance of 216.8 million shares of its common stock in the Offerings (including shares sold pursuant to the Amended DRIP). Shares issued subsequent to September 30, 2010 were issued pursuant to the Amended DRIP.
Redemption of Shares of Common Stock
Subsequent to September 30, 2010, the Company redeemed 1.2 million shares for $10.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 89% of total revenue during the three and nine months ended September 30, 2010 and accounted for 88% and 87% of total revenue during the three and nine months ended September 30, 2009, respectively. As 95% of our rentable square feet was under lease as of September 30, 2010, with an average remaining lease term of 10.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 49%, with 4.9% of the debt, or $83.3 million, including $45.0 million outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We expect to manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. We have managed, and expect to continue to manage, the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on our existing $135.0 million Credit Facility and Repurchase Agreement, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2010, 95% of our rentable square feet was under lease. During the nine months ended September 30, 2010, our percentage of rentable square feet under lease remained stable. However, if the current economic uncertainty persists, we may experience additional vacancies or be required to further reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

Results of Operations
As of September 30, 2010, we owned 705 properties comprising 20.3 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of September 30, 2010, 403 of the properties were freestanding, single-tenant retail properties, 281 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our condensed consolidated unaudited financial statements. As of September 30, 2010, 95% of the rentable square feet of our properties were leased, with an average remaining lease term of 10.8 years. In addition, as of September 30, 2010, the Company owned six CMBS bonds, with an aggregate fair value of $70.8 million, and 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties. As of September 30, 2010, we had outstanding debt of $1.7 billion, secured by properties in our portfolio and the related tenant leases. Through two joint ventures, we had an 85.48% indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a 70% indirect interest in a ten-property storage facility portfolio as of September 30, 2010. The total assets held within our unconsolidated joint ventures were $150.4 million and the face value of the non-recourse mortgage notes payable was $112.1 million as of September 30, 2010.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenue. Revenue decreased $5.2 million, or 7%, to $67.0 million for the three months ended September 30, 2010, compared to $72.2 million for the three months ended September 30, 2009. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 89% and 88% of total revenues during the three months ended September 30, 2010 and 2009, respectively.
Rental and other property income decreased $3.9 million, or 6%, to $59.3 million for the three months ended September 30, 2010, compared to $63.2 million for the three months ended September 30, 2009. The decrease was primarily related to the write off of $5.5 million of below market leases resulting from lease terminations during the three months ended September 30, 2009. Our vacancy rate has remained stable during the three months ended September 30, 2010. This decrease was partially offset by rental revenue from the acquisition of 11 new properties subsequent to September 30, 2009. In addition, tenant reimbursement income decreased $1.3 million, or 26%, to $3.6 million for the three months ended September 30, 2010, compared to $4.9 million for the three months ended September 30, 2009. The decrease is primarily due to a decrease in certain operating expenses related to properties that are subject to reimbursement by the tenant, primarily property tax expense incurred during three months ended September 30, 2010.
Earned income from direct financing leases remained relatively constant at $498,000 for the three months ended September 30, 2010, compared to $500,000 for the three months ended September 30, 2009. We owned 13 properties accounted for as direct financing leases for each of the three months ended September 30, 2010 and 2009.
Interest income on mortgage notes receivable remained relatively constant at $1.7 million for the three months ended September 30, 2010 and 2009, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended September 30, 2010 and 2009.
Interest income on marketable securities increased $84,000, or 5%, to $1.9 million for the three months ended September 30, 2010, compared to $1.8 million for the three months ended September 30, 2009. The increase was primarily due to the amortization of the purchase price discount under the effective interest method.
General and Administrative Expenses. General and administrative expenses remained relatively constant at $1.7 million for the three months ended September 30, 2010, compared to $1.8 million for the three months ended September 30, 2009. The decrease was primarily due to a decrease in the amount of operating expenses, incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement during the three months ended September 30, 2010. The decrease was partially offset by an increase in state income taxes incurred during the three months ended September 30, 2010. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting and legal fees, state franchise and income taxes, and escrow and trustee fees.
Property Operating Expenses. Property operating expenses decreased $1.2 million, or 18%, to $5.2 million for the three months ended September 30, 2010, compared to $6.4 million for the three months ended September 30, 2009. The decrease was primarily due to a decrease in bad debt expense of $613,000, as our occupancy rate has remained stable since September 30, 2009. The decrease also was due to a decrease in repairs and maintenance expenses of $356,000 and a decrease in property taxes of $111,000. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, as amended, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, determined by our board of directors. Additionally, we reimburse costs incurred by our advisor in providing asset management services, subject to limitations, as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We reimburse Cole Realty Advisors’ costs of managing and leasing the properties, subject to limitations as set forth in the property management agreement.
Property and asset management expenses increased $166,000, or 4%, to $4.0 million for the three months ended September 30, 2010, compared to $3.8 million for the three months ended September 30, 2009. Of this amount, property management expenses increased $98,000 to $1.9 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. The increase in property management expenses was primarily due to the property management fee for multi-tenant properties being paid at 4% during the three months ended September 30, 2010, compared to a range of 2% to 4% for the three months ended September 30, 2009.
Of the property and asset management expenses, asset management expenses increased $68,000 to $2.1 million for the three months ended September 30, 2010, from $2.0 million for the three months ended September 30, 2009, primarily due to an increase in asset management fees relating to the 11 properties acquired subsequent to September 30, 2009 for $62.9 million.
Acquisition Related Expenses. Acquisition related expenses were $1.2 million for the three months ended September 30, 2010, due to the recording of acquisition related expenses on seven properties acquired during the three months ended September 30, 2010. No acquisition expenses were recorded during the three months ended September 30, 2009, as the Company had no acquisitions during the three months ended September 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $7.2 million, or 26%, to $20.7 million for the three months ended September 30, 2010, compared to $27.9 million for the three months ended September 30, 2009. The decrease was primarily related to a decrease in the amortization of leases in place during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, which resulted from the write off of $7.4 million of intangible lease assets due to increased vacancies. Our vacancy rate has remained stable during the three months ended September 30, 2010. In addition, the decrease was a result of lower depreciation expense during the three months ended September 30, 2010 on one property that was written down due to an impairment recorded during the three months ended June 30, 2010, partially offset by depreciation recorded on 11 new properties acquired subsequent to September 30, 2009.
Equity in income of Unconsolidated Joint Ventures and Interest and Other income. Equity in income of unconsolidated joint ventures and interest and other income increased $16,000, or 23%, to $85,000 during the three months ended September 30, 2010, compared to $69,000 during the three months ended September 30, 2009. The increase was primarily due to an increase in income recorded by our joint ventures for the three months ended September 30, 2010 related to a lease termination fee. In addition, we experienced an increase in interest income due to having a higher balance of un-invested cash during the three months ended September 30, 2010.
Interest Expense. Interest expense remained relatively constant at $25.8 million for the three months ended September 30, 2010, compared to $25.5 million during the three months ended September 30, 2009. The average outstanding notes payable and line of credit balance was approximately $1.6 billion for both the three months ended September 30, 2010 and September 30, 2009.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Revenue. Revenue decreased $6.6 million, or 3%, to $201.3 million for the nine months ended September 30, 2010, compared to approximately $207.9 million for the nine months ended September 30, 2009. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for approximately 89% and 87% of total revenues during the nine months ended September 30, 2010 and 2009, respectively.

Rental and other property income decreased $2.7 million, or 2%, to $178.3 million for the nine months ended September 30, 2010, compared to $181.0 million for the nine months ended September 30, 2009. The decrease was primarily related to the write off of $5.5 million of below market leases resulting from lease terminations during the nine months ended September 30, 2009. Our vacancy rate has remained stable during the nine months ended September 30, 2010. This decrease was partially offset by rental revenue from the acquisition of 11 new properties subsequent to September 30, 2009. In addition, tenant reimbursement income decreased $4.2 million, or 28%, to $10.7 million for the nine months ended September 30, 2010, compared to $14.9 million for the nine months ended September 30, 2009. The decrease is primarily due to a decrease in certain operating expenses related to these properties that are subject to reimbursement by the tenant, primarily property tax expense incurred during nine months ended September 30, 2010.
Earned income from direct financing leases remained relatively constant, increasing $157,000, or 11%, to $1.6 million for the nine months ended September 30, 2010, compared to $1.4 million for the nine months ended September 30, 2009. We owned 13 properties accounted for as direct financing leases for each of the nine months ended September 30, 2010 and 2009. The increase was due to the amendment of one lease for which the minimum annual rentals under the lease increased.
Interest income on mortgage notes receivable remained relatively constant at $5.0 million for the nine months ended September 30, 2010, compared to $5.2 million for the nine months ended September 30, 2009, as we recorded interest income on amortizing mortgages receivable on 69 mortgage notes receivable during each of the nine months ended September 30, 2010 and 2009.
Interest income on marketable securities increased $339,000, or 6%, to $5.7 million for the nine months ended September 30, 2010, compared to $5.4 million for the nine months ended September 30, 2009. The increase was primarily due to the amortization of the purchase price discount under the effective interest method.
General and Administrative Expenses. General and administrative expenses increased $371,000, or 7%, to $5.6 million for the nine months ended September 30, 2010, compared to $5.3 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in the recording of operating expenses, incurred by our advisor in providing administrative services to us, which are reimbursable to our advisor pursuant to the advisory agreement during the nine months ended September 30, 2010. No such expenses were recorded prior to July 1, 2009. This increase was partially offset by lower bank services fees, professional fees and escrow and trustee fees incurred during the nine months ended September 30, 2010. The primary general and administrative expense items are operating expenses reimbursable to our advisor, legal and accounting fees, state franchise and income taxes, escrow and trustee fees, and other licenses and fees.
Property Operating Expenses. Property operating expenses decreased $4.3 million, or 22%, to $15.5 million for the nine months ended September 30, 2010, compared to $19.8 million for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in bad debt expense of $2.1 million, as our occupancy rate has remained stable since September 30, 2009, compared to a decrease in our occupancy rate during the nine months ended September 30, 2009 due to a tenant bankruptcy. In addition, for the nine months ended September 30, 2010, repairs and maintenance decreased $1.5 million and property taxes decreased $977,000, as an increased number of tenants are electing to directly pay their respective property taxes. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, as amended, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, determined by our board of directors. Additionally, we reimburse costs incurred by our advisor in providing asset management services, subject to limitations, as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We reimburse Cole Realty Advisors’ costs of managing and leasing the properties, subject to limitations as set forth in the property management agreement.
Property and asset management expenses increased $1.7 million, or 16%, to $12.3 million for the nine months ended September 30, 2010, compared to $10.6 million for the nine months ended September 30, 2009. Of this amount, property management expenses increased $1.5 million to $6.0 million for the nine months ended September 30, 2010 from $4.5 million for the nine months ended September 30, 2009. The increase in property management expenses was primarily due to an increase in the recording of property management expenses incurred by our advisor in providing management and leasing services to us, which are reimbursable pursuant to the advisory agreement, of $1.3 million during the nine months ended September 30, 2010. No expenses for such services were reimbursed during the first six months of the nine months ended September 30, 2009.
Of the property and asset management expenses, asset management expenses increased $197,000 to $6.3 million for the nine months ended September 30, 2010, compared to $6.1 million for the nine months ended September 30, 2009, primarily due to an increase in asset management fees related to 11 new properties acquired subsequent to September 30, 2009.

Acquisition Related Expenses. Acquisition related expenses decreased $1.3 million, or 43%, to $1.9 million for the nine months ended September 30, 2010, compared to $3.2 million for the nine months ended September 30, 2009. The decrease is due to the recording of acquisition related expenses, as we purchased 11 properties during the nine months ended September 30, 2010, compared to 20 properties during the nine months ended September 30, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $6.0 million, or 9%, to $63.8 million for the nine months ended September 30, 2010, compared to $69.8 million for the nine months ended September 30, 2009. The decrease was primarily related to a decrease in the amortization of leases in place during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which resulted from the write off of $7.4 million of intangible lease assets due to increased vacancies. Our vacancy rate has remained stable during the three months ended September 30, 2010.
Impairment of Real Estate Assets. Impairment of real estate assets decreased $9.0 million, or 67%, to $4.5 million for the nine months ended September 30, 2010, compared to $13.5 million for the nine months ended September 30, 2009. Impairment losses were recorded on one property during the nine months ended September 30, 2010 and one property during the nine months ended September 30, 2009, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Equity in Income of Unconsolidated Joint Ventures and interest and other income. Equity in income of unconsolidated joint ventures and interest and other income decreased $373,000, or 69%, to $171,000 for the nine months ended September 30, 2010, compared to $544,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we acquired an indirect interest in a ten-property storage facility portfolio, through a joint venture. The decrease was primarily due to the acquired joint venture recording a loss of $1.2 million during the nine months ended September 30, 2010, compared to a loss of $750,000 for the nine months ended September 30, 2009. In addition, we experienced a decrease in interest income due to having a lower amount of uninvested cash during the nine months ended September 30, 2010.
Interest Expense. Interest expense increased $3.3 million, or 5%, to $76.6 million for the nine months ended September 30, 2010, compared to $73.3 million during the nine months ended September 30, 2009, primarily due to an increase of $64.9 million in the average outstanding debt balance.
Funds From Operation and Modified Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition related costs and real estate impairment charges, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the company ceases to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

Additionally, impairment charges are items that management does not include in its evaluation of the operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. As many other non-traded REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other non-traded REITs.
For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio. However, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET INCOME	$8,387	$6,909	$21,154	$12,842
Depreciation of real estate assets	14,131	14,217	42,175	42,103
Amortization of lease related costs	6,599	13,719	21,655	27,724
Depreciation and amortization of real estate assets in unconsolidated joint ventures	823	830	2,470	1,863

Funds from Operations (FFO)	29,940	35,675	87,454	84,532
Acquisition related expenses	1,226	—	1,851	3,241
Impairment on real estate assets	—	—	4,500	13,500
Loss on sale of easement	—	—	—	150

Modified Funds from Operation (MFFO)	$31,166	$35,675	$93,805	$101,423

Set forth below is additional information that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $2.9 million and $8.3 million during the three and nine months ended September 30, 2010, respectively, and $2.4 million and $7.6 million during the three and nine months ended September 30, 2009,respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $18,000 and $42,000 for the three and nine months ended September 30, 2010, respectively, and $28,000 and $95,000 during the three and nine months ended September 30, 2009, respectively, is included in equity in income of unconsolidated joint ventures.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.0 million and $6.4 million during the three and nine months ended September 30, 2010, respectively, and $2.0 million and $5.3 million during the three and nine months ended September 30, 2009, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $262,000 and $771,000, which is included in equity in income of unconsolidated joint ventures for the three and nine months ended September 30, 2010, respectively and $249,000 and $512,000 during the three and nine months ended September 30, 2009, respectively.
Distributions
On June 22, 2010, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of the Company’s shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on July 1, 2010 and ending on September 30, 2010. On September 20, 2010, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of the Company’s shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2010 and ending on December 31, 2010.

The following table presents total distributions for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2010	2009
Distributions paid in cash	$50,479	$48,275
Distributions reinvested through our DRIP	46,266	55,017

Total distributions paid	$96,745	$103,292

Cash flows from operating activities as defined by GAAP is the most relevant GAAP measure in determining our ability to generate cash from our real estate investments and fund distributions. In addition, we use adjusted cash flows from operations, a non-GAAP financial measure, in assessing our ability to pay distributions. Adjusted cash flows from operations, as defined by our company, adds back real estate acquisition related expenses to cash flows from operating activities. We believe that adjusted cash flows from operations is a helpful supplemental liquidity measure, as it provides management and investors insight into the cash available for distributions, including after the Company ceases to acquire properties on a regular basis. As set forth in the section of the prospectus captioned “Use of Proceeds,” we treat our real estate acquisition expenses as funded by the proceeds from the offering of our shares. Therefore, for consistency, real estate acquisition related expenses are treated in the same manner, in describing the sources of distributions below. However, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities, and investors should recognize that this supplemental measure includes adjustments that may be deemed subjective.
Our calculation of adjusted cash flows from operations, and reconciliation to cash flows provided by operations, which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated below (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$78,393	$85,529
Acquisition costs paid by proceeds from the Offerings	1,851	3,241

Adjusted cash flows from operations	$80,244	$88,770

The following table presents the distribution sources for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2010		2009
Adjusted cash flows from operations	$80,244	83%	$88,770	86%
Prior period excess cash flow from operations	—	—	6,845	7%
Proceeds from Credit Facility	16,501	17%	7,677	7%

Total distributions	$96,745	100%	$103,292	100%

Share Redemptions
Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. On November 10, 2009, our Board of Directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP during such calendar year. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, during such quarter, under our DRIP.

Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the estimated share value. For purposes of establishing the redemption price per share, “estimated share value” means the most recently disclosed estimated value of our shares of common stock, as determined by our board of directors, including a majority of our independent directors. As of June 22, 2010, the estimated share value is $8.05 per share. Prior to the reinstatement of the share redemption program, as amended, we received redemption requests due to death during July 2010 relating to 255,000 shares, all of which were fulfilled subsequent to September 30, 2010 for $2.5 million at an average price of $9.94 per share. During August and September 2010, we received valid redemption requests pursuant to the share redemption program, as amended, relating to 4.9 million shares and 995,000 shares were redeemed subsequent to September 30, 2010 for $7.8 million at an average price of $7.83 per share and the remaining redemption requests relating to 3.9 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Form 8-K filed on June 22, 2010. We have funded and intend to continue funding share redemptions with proceeds from our Amended DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions and redemptions to our stockholders. We may also acquire additional real estate and real estate-related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable, marketable securities and on our cash balances and by distributions from our unconsolidated joint ventures. We expect to utilize the available cash from issuance of shares under the DRIP, available borrowings on our Credit Facility and Repurchase Agreement and possible additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of September 30, 2010, we had cash and cash equivalents of $48.7 million and available borrowings of $89.5 million under our Credit Facility. Additionally, as of September 30, 2010, we had unencumbered properties with a gross book value of $395.2 million that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through cash provided by property operations. As of September 30, 2010, we had a total of $243.3 million of debt maturing within the next 12 months, including $113.0 million of fixed rate debt, $38.3 million of variable rate debt, $45.0 million of borrowings under our Credit Facility, and $47.0 million outstanding under the Repurchase Agreement. Of the $243.3 million of debt maturing in the next 12 months, $104.1 million contains extension options, including amounts outstanding under the Credit Facility and the Repurchase Agreement. In addition, $62.7 million of the $243.3 million includes hyper-amortization provisions that would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. If we are unable to extend, finance, or refinance the amounts maturing of $243.3 million, we expect to pay down any remaining amounts through a combination of the use of cash provided by property operations, available borrowings on our Credit Facility, under which $89.5 million was available as of September 30, 2010. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and available borrowings on our Credit Facility.
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

We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our DRIP, cash advanced to us by our advisor, borrowing on our Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. During the three and nine months ended September 30, 2010, we funded distributions to our stockholders with cash flows from operations, proceeds from the Offerings to extent that acquisition expenses have been incurred and borrowings on our Credit Facility. We expect that substantially all net cash resulting from equity issuance or debt financing will be used to fund acquisitions, for certain capital expenditures, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and to fund redemption of shares to our stockholders.
As of September 30, 2010, we had received and accepted subscriptions for 216.2 million shares of common stock in the Offerings for gross proceeds of $2.1 billion. As of September 30, 2010, we had redeemed a total of 7.5 million shares of common stock for a cost of $71.9 million.
As of September 30, 2010, we had $1.7 billion of debt outstanding, consisting of $1.6 billion in Fixed Rate Debt, which includes $122.5 million of variable rate debt swapped to fixed rates, $38.3 million in Variable Rate Debt, $45.0 million outstanding under the Credit Facility and $47.0 million outstanding under the Repurchase Agreement. The Fixed Rate Debt has interest rates ranging from 4.46% to 7.23%, with a weighted average interest rate of 5.88%, and matures on various dates from November 2010 through August 2031. The Variable Rate Debt has interest rates that range from LIBOR plus 200 to 325 basis points, and matures on various dates in September 2011. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the Credit Facility and the terms of our Repurchase Agreement. Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of September 30, 2010, was 49% and the weighted average years to maturity was 5.3 years.
Our contractual obligations as of September 30, 2010 were as follows (in thousands):

	Payments due by period (1) (2)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt (3)	$1,564,828	$117,272	$151,018	$392,380	$904,158
Interest payments — fixed rate debt (4)	516,079	90,903	241,567	135,447	48,162
Principal payments — variable rate debt (3)	38,250	38,250	—	—	—
Interest payments — variable rate debt (5)	870	870	—	—	—
Principal payments — repurchase agreement (6)	47,029	47,029	—	—	—
Interest payments — repurchase agreement	167	167	—	—	—
Principal payments — Credit Facility (7)	45,000	45,000	—	—	—
Interest payments — Credit Facility (8)	1,033	1,033	—	—	—

Total	$2,213,256	$340,524	$392,585	$527,827	$952,320

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal pay-down amounts are included in payments due by period.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable. As of September 30, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $12.6 million.

(4)	As of September 30, 2010, we had $122.5 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(5)	Rates ranging from 2.26% to 3.51% were used to calculate the variable rate debt payment obligations in future periods. These were the rates in effect as of September 30, 2010.

(6)	The Company may elect to renew the terms under the Repurchase Agreement for periods ranging from 30 days to 90 days until the CMBS bonds, which are held as collateral, mature.

(7)	The Credit Facility includes an option to extend the maturity date to May 2012.

(8)	Based on interest rates in effect as of September 30, 2010.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Operating Activities. Net cash provided by operating activities decreased $7.1 million, or 8%, to $78.4 million for the nine months ended September 30, 2010 compared to $85.5 million for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in net income before impairment charges of $688,000 combined with a decrease in bad debt expense of $2.1 million, a decrease in amortization expense of $2.0 million, a decrease in the change in accounts payable and accrued expenses of $2.2 million and a decrease in the change in deferred rent and other liabilities of $2.4 million, which was partially offset by a decrease in the change in rents and tenant receivables of $1.3 million for the nine months ended September 30, 2010. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $27.2 million, or 68%, to $67.4 million for the nine months ended September 30, 2010 compared to $40.2 million for the nine months ended September 30, 2009. The increase was primarily due to an increase of $49.9 million of cash used in conjunction with our real estate acquisitions during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 we used cash of $62.9 million to purchase 11 properties, compared to cash paid of $12.9 million combined with the assumption of $100.8 million of mortgage notes payable to purchase 20 properties during the nine months ended September 30, 2009. In addition, capitalized expenditures increased $4.9 million during the nine months ended September 30, 2010. These increases were partially offset by the purchase of two CMBS bonds at a discounted price of $10.5 million, including acquisition costs, and the acquisition of an interest in an unconsolidated joint venture for approximately $17.3 million, including acquisition costs, during the nine months ended September 30, 2009. No similar purchases were made during the nine months ended September 30, 2010.
Financing Activities. Net cash provided by financing activities increased $136.1 million, or 107%, to $9.3 million for the nine months ended September 30, 2010 compared to net cash used of $126.8 million for the nine months ended September 30, 2009. The change was primarily due to an increase in proceeds from mortgage notes payable, the Credit Facility and our Repurchase Agreement of $227.8 million and a decrease in redemptions of common stock of $34.3 million, offset primarily by an increase in repayment of mortgage notes payable and our Credit Facility of $124.9 million.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our critical accounting policies have not changed during the nine months ended September 30, 2010. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we have paid, and expect to continue to pay, certain fees or reimbursements of certain expenses to our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2010 through the date of this Quarterly Report on Form 10-Q. Refer to Note 16 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Sale of shares of common stock and

•	Redemption of shares of common stock.
New Accounting Pronouncements
As discussed in Note 14 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q, there are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of September 30, 2010 and December 31, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of September 30, 2010, $83.3 million of the $1.7 billion outstanding on notes payable, the Credit Facility, and the Repurchase Agreement was subject to variable interest rates, which bore interest at the one-month LIBOR plus 200 to 325 basis points. As of September 30, 2010, a 1% change in interest rates would result in a change in interest expense of $1.7 million per year, assuming all of our derivatives remain effective hedges.
As of September 30, 2010, we had five interest rate swap agreements outstanding, which mature on various dates from September 2011 through March 2016, with an aggregate notional amount under the swap agreements of $122.5 million and an aggregate net fair value of ($4.4) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of September 30, 2010, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.1 million. These interest rate swaps were designated as hedging instruments under ASC 815.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Item 4. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
As of September 30, 2010, we had accepted subscriptions for 216,216,606 shares (including shares sold pursuant to our DRIP and excluding redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.1 billion, out of which we paid fees and costs of $170.7 million in selling commissions and dealer manager fees, $67.7 million in acquisition fees, $19.8 million in finance coordination fees, and $16.3 million in organization and offering costs to Cole Advisors II or its affiliates. Total net offering proceeds from the Offerings are thus $1.9 billion as of September 30, 2010. With the net offering proceeds and indebtedness, we acquired $3.4 billion in real estate and related assets. As of November 11, 2010, we had sold an aggregate of 216.8 million shares in our Offerings for gross offering proceeds of $2.2 billion (including shares sold pursuant to our DRIP). We did not sell any unregistered equity securities during the nine months ended September 30, 2010.
Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. On November 10, 2009, our board of directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder, which we will continue to accept. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. Under the terms of the revised share redemption program, during any calendar year, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter are limited to the net proceeds we receive from the sale of shares, in that quarter, under our DRIP. These limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any twelve month period. Our board of directors also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2010, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 2010	—	$—	—	(1)
August 2010	554,892	9.96	554,892	(1)
September 2010	—	—	—	(1)

Total	554,892		554,892	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2010 that would require a response to this item.
Item 4. [Removed and Reserved]
Item 5. Other Information
No events occurred during the three months ended September 30, 2010 that would require a response to this item.
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

Cole Credit Property Trust II, Inc. (Registrant)
By:	/s/ Simon J. Misselbrook
Simon J. Misselbrook
Vice President of Accounting (Principal Accounting Officer)
Date: November 12, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Second Amendment to the Amended and Restated Advisory Agreement by and between the Company and Cole Advisors II (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on August 12, 2010).

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