Form 10-K
period 2010-12-31
Cole Credit Property Trust II Inc
filed 2011-03-31
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

While there is no established market for the registrant’s shares of common stock, the registrant has made initial and follow-on public offerings of its shares of common stock pursuant to registration statements on Form S-11. The registrant ceased offering shares of common stock in its follow-on public offering on January 2, 2009. The last price paid to acquire a share in the registrant’s follow-on public offering was $10.00, excluding shares purchased through the distribution reinvestment plan. On June 22, 2010, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $8.05, as of June 22, 2010. There were approximately 207.2 million shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 30, 2011 was 209,651,817.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust II, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust II, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2010, we owned 725 properties comprising 20.6 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2010, the rentable space at these properties was 94% leased. As of December 31, 2010, we also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, we had a majority indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a majority indirect interest in a ten-property storage facility portfolio as of December 31, 2010. In addition, we owned six commercial mortgage-backed securities (“CMBS”) bonds as of December 31, 2010.

Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership organized in 2004. The Company is the sole general partner of and owns a 99.99% interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the advisor to the Company, is the sole limited partner and owns an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP II.

Our sponsor, Cole Real Estate Investments, which is comprised of a group of affiliated entities, including our advisor, has sponsored various prior real estate investment programs. Cole Advisors II, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with Cole Advisors II is for a one-year term and is reconsidered on an annual basis by our board of directors.

On June 27, 2005, we commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders were able to elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, we increased the aggregate amount of the Initial Offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the DRIP in a related Registration Statement on Form S-11. Subsequently, we reallocated the shares of common stock available such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of $541.4 million and a maximum of 1,202,000 shares was available under the DRIP for an aggregate offering price of $11.4 million.

We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to such date, we were considered a development stage company. We terminated the Initial Offering on May 22, 2007. As of the close of business on May 22, 2007, we had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the DRIP, resulting in gross offering proceeds to us of $547.4 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Initial Offering were deregistered.

On May 23, 2007, we commenced our follow-on public offering of up to 150,000,000 shares of common stock (the “Follow-on Offering”). We terminated the Follow-on Offering on January 2, 2009. As of the close of business on January 2, 2009, we had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross offering proceeds to us of $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. Unsold shares in the Follow-on Offering were deregistered.

On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). On June 22, 2010, our board of directors amended the DRIP to provide that reinvestments of distributions made on or after July 15, 2010 will be made at a price equal to the most recent estimated per share value of our common stock as determined by our board of directors. Our board of directors determined that the estimated share value of our common stock as of June 22, 2010, was $8.05 per share, so that amount will be the price used for the purchase of shares pursuant to the DRIP until such time as the board of directors provides a new estimate of share value. As of December 31, 2010, we had issued 15,790,886 shares of our common stock in the DRIP Offering, resulting in gross proceeds of $144.5 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of $2.2 billion (including shares sold pursuant to the DRIP) as of December 31, 2010, before offering costs, selling commissions, and dealer management fees of $188.3 million and before share redemptions of $82.2 million.

Our stock is not currently listed on a national securities exchange. Our goal is to sell our company, liquidate our portfolio or list our shares of common stock for trading on a national securities exchange at a time and in a method recommended by our advisor and determined by our independent directors to be in the best interest of our stockholders. At this time, we have no present intention to sell our company, liquidate our portfolio or list our shares. We do not anticipate that there would be any market for our common stock until our shares are listed on a national securities exchange. In the event we do not obtain listing prior to May 22, 2017, our charter requires that we either: (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation. If neither proposal is approved, we may continue to operate as before.

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

We also seek capital gains from our investments. We cannot assure investors that we will achieve these investment objectives or that our capital will not decrease.

Decisions relating to the purchase or sale of our investments are made by our advisor, subject to oversight by our board of directors, a majority of whom are independent directors. Our board of directors may revise our investment policies, as described below, without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of the outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders. Our independent directors will review our investment policies at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies

Types of Investments

We invest primarily in freestanding, single-tenant, retail properties under long-term net leases to investment grade and other creditworthy tenants. We also invest in multi-tenant retail “power centers,” which are net leased to national big box retailers and smaller retail establishments, and single tenant office and industrial properties under long-term net leases to investment grade and other creditworthy tenants. In addition, we have acquired, and may continue to acquire mortgage loans secured by similar types of commercial properties in our portfolio.

For over three decades, our sponsor, Cole Real Estate Investments, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of over 200 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and that our access to these resources also will provide us with an advantage.

Many of our properties are leased to single-tenants of large national retail chains or franchises, including “big box” retailers, which operate stores in the home improvement, drug, sporting goods, specialty, convenience and restaurant industries. Other properties are so-called “power centers,” which are comprised of big box retailers and smaller retail establishments, and other multi-tenant properties that compliment our overall investment objectives. Our advisor monitors industry trends and seeks to identify properties on our behalf that will provide a favorable return balanced with risk. Our management primarily targets retail businesses with established track records. This industry is highly property dependent, therefore our advisor believes it also offers highly competitive sale-leaseback investment opportunities.

We believe that our general focus on the acquisition of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants under long-term leases presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest solely in multi-tenant properties, we have acquired a diversified portfolio comprised primarily of single-tenant properties and a smaller number of multi-tenant retail properties that compliment our overall investment objectives. By primarily acquiring single-tenant properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. In addition, we believe that freestanding retail properties, as compared to shopping centers, malls and other traditional retail complexes, offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquired properties that are geographically diverse, we believe we have minimized the potential adverse impact of economic downturns in local markets. Our management believes that a portfolio consisting primarily of freestanding, single-tenant, retail properties net leased to creditworthy tenants diversified geographically and by the industry and brand of tenants enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors, and by making a possible listing of our shares attractive to the public investment community.

To the extent feasible, we have acquired a well-balanced portfolio diversified by geographic location, age of the property and lease maturity. We pursued, and continue to pursue, properties with tenants that represent a variety of industries so as to avoid concentration in any one industry. These industries include all types of retail establishments, such as “big box” retailers, convenience stores, drug stores and restaurant properties. Tenants of our properties are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have acquired, and may continue to acquire, properties with shorter terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition and lease characteristics. We expect any future acquisitions to be made in the United States, including United States protectorates.

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

We incur debt to acquire properties if our advisor determines that incurring such debt is in our best interest. In addition, from time to time, we acquire properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We generally use the proceeds from such loans to acquire additional properties. See the section below captioned “— Borrowing Policies” for a more detailed explanation of our borrowing intentions and limitations.

Real Estate Underwriting Process

In evaluating potential property and mortgage loan acquisitions consistent with our investment objectives, we apply credit underwriting criteria to the tenants of existing properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Tenants of our properties frequently are national or super-regional retail chains that are investment grade or otherwise creditworthy entities having high net worth and operating income. The underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must be experienced multi-unit operators with a proven track record in order to meet the credit tests applied by our advisor.

In evaluating the credit worthiness of a tenant or prospective tenant, our advisor may not always use specific quantifiable standards, and may consider many factors, including debt rating agencies, such as Moody’s and Standard & Poor’s, and/or the proposed terms of the acquisition. A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better or a credit rating by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

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

Description of Leases

We typically purchase single-tenant properties with existing “net” leases, and when spaces become vacant or existing leases expire, we anticipate entering into “net” leases. “Net” leases means leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically have the landlord responsible for the roof and structure of the building, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. With respect to our multi-tenant properties, we have a variety of lease arrangements with the tenants of such properties. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.

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

Other Possible Investments

Although we expect that most of our additional property acquisitions will be of the types described above, we have made and may continue to make other investments. For example, we are not limited to investments in single-tenant, freestanding retail properties or properties leased to investment grade and other creditworthy tenants and complimentary multi-tenant properties. We have invested and may continue to invest in other commercial properties such as business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities, or in other entities that make such investments or own such properties, in order to reduce overall portfolio risks or enhance overall portfolio returns if our advisor and board of directors determine that it would be advantageous to do so. Further, to the extent that our advisor and board of directors determine it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, we have invested, and may continue to invest, in CMBS and mortgage loans generally secured by the same types of commercial properties that we generally acquire. We also have invested, and may continue to invest, in other investments related to real property or entities or joint ventures that make similar investments.

Our criteria for investing in CMBS and mortgage loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons (other than mortgage loans), to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than direct or indirect interests in real estate.

Investment Decisions

Cole Advisors II has substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the oversight of our board of directors. In pursuing our investment objectives and making investment decisions for us, Cole Advisors II evaluates the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases and the creditworthiness of the tenant, and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, will vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions;

•	presence of nearby properties that may positively impact store sales at the subject property; and

•	lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements, termination options, projected net cash flow yield and projected internal rates of return.

Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “— Real Estate Underwriting Process” above.

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

In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See “Item 1A — Risk Factors — General Risks Related to Investments in Real Estate.”

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

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisor, including other real estate programs sponsored by affiliates of our advisor, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We have and may continue to also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Real Estate Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

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

Cole Advisors II and its officers and key persons may have conflicts of interest in determining which real estate program sponsored by our sponsor, Cole Real Estate Investments, should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if the joint venture is with an affiliate, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may have liabilities that exceed the percentage of our investment in the joint venture.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers.

Borrowing Policies

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. In the event that we issue preferred stock that is entitled to a preference over the common stock in respect of distributions or liquidation or is treated as debt under accounting principles generally accepted in the United States of America (“GAAP”), we will include it in the leverage restriction calculations, unless the issuance of the preferred stock is approved or ratified by our stockholders.

Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. Our advisor has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which are approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures, or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

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

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. We have managed, and expect to continue to manage, the current mortgage lending environment by utilizing borrowings on our amended and restated $350.0 million line of credit (the “Credit Facility”), and considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the years ended December 31, 2010 and 2009 we did not acquire any properties or borrow any funds from Cole Advisors II or its affiliates.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally eight to ten years from the time of acquisition. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our stockholders. As of December 31, 2010, we had not sold any properties.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions and current tenant creditworthiness, with a view to achieving maximum capital appreciation. There can be no assurance that this objective will be realized. The selling price of a property that is net leased will be determined in part by the amount of rent payable remaining under the lease and the economic conditions at that time. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by customs in the area in which the property being sold is located and the then-prevailing economic conditions.

Acquisition of Properties from Affiliates

We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate as well as property held by an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the years ended December 31, 2010 and 2009, we did not purchase any properties from our advisor’s affiliates.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with Cole Advisors II and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate our advisor and its affiliates. While our independent directors will act on our behalf, our agreements and compensation arrangements with our advisor and its affiliates may not be determined by arm’s-length negotiations, since the approval process may be impacted by the fact that our stockholders invested with the understanding and expectation that an affiliate of Cole Real Estate Investments would act as our advisor. Some of the potential conflicts of interest in our transactions with our advisor and its affiliates, and certain conflict resolution procedures set forth in our charter, are described below.

Our officers and affiliates of our advisor will try to balance our interests with the interests of real estate programs sponsored by Cole Real Estate Investments. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs

Affiliates of our advisor act as an advisor to, and our executive officers and two of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT”), and/or Cole Credit Property Trust III, Inc. (“CCPT III”), and/or Cole Corporate Income Trust, Inc. (“CCIT”), each a real estate investment trust that has investment objectives and targeted assets similar to ours. CCPT is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. In the event that CCPT sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest. CCPT III is offering up to a maximum of 250,000,000 shares of common stock in a primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan, and is currently pursuing acquisitions of properties which are similar to properties in which we invest. CCIT is offering up to a maximum of 250,000,000 shares of common stock in a primary offering and up to 50,000,000 shares pursuant to a distribution reinvestment plan, and is currently pursuing acquisitions of properties. We anticipate that certain investments that will be appropriate for investment by us also will be appropriate for investment by CCIT. Affiliates of our advisor also act as an advisor to, and our executive officers act as officers and/or directors of two additional real estate investment programs that currently are in registration for their initial public offerings. Affiliates of our officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have investment objectives and policies similar to ours. Our advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and our affiliated directors, likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

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

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.

Other Activities of Cole Advisors II and its Affiliates

We rely on Cole Advisors II for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other real estate programs sponsored by Cole Real Estate Investments and the fact that they have also engaged and will continue to engage in other business activities, Cole Advisors II and its affiliates have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Real Estate Investments and other activities in which they are involved. However, Cole Advisors II believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Real Estate Investments and other ventures in which they are involved.

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

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest may exist to the extent that we may acquire properties or enter into joint ventures that own properties in the same geographic areas where properties owned by real estate programs sponsored by Cole Real Estate Investments are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors II will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors II will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

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

Receipt of Fees and Other Compensation by Cole Advisors II and its Affiliates

We have incurred commissions, fees and other compensation payable to Cole Advisors II and its affiliates in connection with the Offerings, including selling commissions, dealer manager fees, and organization and offering expenses. In addition, we have incurred, and expect to continue to incur, commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, financing coordination fees, property management and leasing fees, asset management fees, acquisition expenses and operating expenses. In connection with the sale of properties, we may pay Cole Advisors II and its affiliates real estate commissions and subordinated participation in net sale proceeds and subordinated performance fees. However, the subordinated participation in net sale proceeds and the subordinated performance fees payable or reimbursable to Cole Advisors II and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors II will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors II may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors II and its affiliates regardless of the quality of the properties acquired or the services provided to us.

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

In order to reduce or to eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with Cole Advisors II and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•	We will not purchase or lease properties in which Cole Advisors II, any of our directors or any of their respective affiliates has an interest without a determination by a majority of the directors (including a majority of the independent directors) not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to Cole Advisors II, any of our directors or any of their respective affiliates unless a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•	We will not make any loans to Cole Advisors II, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving Cole Advisors II, our directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, Cole Advisors II, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Cole Advisors II and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, Cole Advisors II must reimburse us for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the previous fiscal year exceeded the greater of: (i) 2.0% of our average invested assets for that fiscal year, or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•	In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by Cole Advisors II, for both us and one or more other entities affiliated with Cole Advisors II, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our board of directors, including the independent directors, to insure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, Cole Advisors II, subject to approval by our board of directors, shall examine, among others, the following factors:

•	the anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	the effect of the acquisition on diversification of each program’s investments by type of property, geographic area and tenant concentration;

•	the policy of each program relating to leverage of properties;

•	the income tax effects of the purchase to each program;

•	the size of the investment; and

•	the amount of funds available to each program and the length of time such funds have been available for investment.

If, in the judgment of our advisor, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

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

We will not enter into any transaction with Cole Advisors II or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Employees

We have no direct employees. The employees of Cole Advisors II and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations, and administration. The employees of Cole Capital, our affiliated dealer manager, provide wholesale brokerage services.

We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse Cole Advisors II and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the years ended December 31, 2010 and 2009, we incurred $3.8 million and $2.0 million, respectively, for such services provided by Cole Advisors II or its affiliates. During the year ended December 31, 2008, no amounts were recorded for such services.

Insurance

See sections captioned ‘‘— Acquisition and Investment Policies — Description of Leases” and “— Environmental Matters.”

Reportable Segments

We operate and report our results on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Competition

As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. In addition, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

Concentration of Credit Risk

As of December 31, 2010, we had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of current federally insured levels totaling $47.9 million; however, we have not experienced any losses in such accounts. We limit significant cash holdings to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

No single tenant accounted for greater than 10% of our gross annualized rental revenues for the year ended December 31, 2010. Tenants in the specialty retail, drugstore and restaurant industries comprised 18%, 16% and 13%, respectively, of our gross annualized rental revenues for the year ended December 31, 2010. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2010, 165 of our properties were located in Texas and 22 were located in Florida, accounting for 16% and 10% of our 2010 gross annualized rental revenues, respectively.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operation or financial condition.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have acquired certain properties that are subject to environmental remediation, in which the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. In addition, we carry environmental liability insurance on our properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. See “Item 1. Business — Acquisitions and Investment Policies — Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.

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

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to provide.

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

We will seek to use the net offering proceeds, after the payment of fees and expenses of our Offerings and other sources of capital, to continue to acquire a portfolio of commercial real estate comprised primarily of a large number of freestanding, single-tenant, retail properties net leased to investment grade or other creditworthy tenants and a smaller number of multi-tenant properties that compliment our overall investment objectives. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We will not provide you with information to evaluate our future investments prior to our acquisition of properties. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors has wide discretion in implementing these policies.

We may suffer from delays in locating suitable additional investments, which could adversely affect our ability to make distributions and the value of your investment.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the acquisition of our investments, the selection of our tenants and the determination of any financing arrangements. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. We could suffer from delays in locating suitable additional investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties, would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay a portion of our distributions from the proceeds of the Offerings or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If Cole Advisors II is unable to obtain suitable investments, we will hold proceeds from the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.

As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel of our advisor may not be employed by us, but instead may remain employees of our advisor or its affiliates.

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

A number of real estate programs sponsored by Cole Real Estate Investments use investment strategies that are similar to ours, therefore our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Our sponsor may have simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other real estate programs sponsored by Cole Real Estate Investments managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Real Estate Investments may use investment strategies and have investment objectives that are similar to ours. In particular, CCPT III and CCIT are currently offering shares of their common stock pursuant to effective registration statements and pursuing acquisitions of assets that may be suitable for us to acquire. Additionally, our sponsor is sponsoring two additional real estate investment programs that currently are in registration for their initial public offerings. Our executive officers and the executive officers of our advisor also are the executive officers, general partners, and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. In the event these conflicts arise, our best interests may not be met when officers and key persons acting on behalf of our advisor and on behalf of advisors and managers of other real estate programs sponsored by Cole Real Estate Investments decide whether to allocate any particular property to us or to another real estate program sponsored by Cole Real Estate Investments or affiliate that has an investment strategy similar to ours. In addition, we may acquire properties in geographic areas where other real estate programs sponsored by Cole Real Estate Investments own properties. If one of the other real estate programs sponsored by Cole Real Estate Investments attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if we acquire properties from or sell properties to other real estate programs sponsored by Cole Real Estate Investments, or if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments.

Cole Advisors II faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments for the acquisition, development or improvement of properties. Cole Advisors II may have conflicts of interest in determining which real estate programs sponsored by Cole Real Estate Investments should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, are also officers of our advisor, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) our purchase of properties from, or sale of properties, to affiliated entities, (iii) the timing and terms of the investment in or sale of an asset, (iv) development of our properties by affiliates, (v) investments with affiliates of our advisor, (vi) compensation to our advisor, and (vii) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding stock or more than 9.8% in value or number of shares (whichever is more restrictive), of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the price of our common stock for our stockholders.

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

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving Cole Advisors II or its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and Cole Advisors II or its affiliates. As a result, Cole Advisors II and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides a second anti-takeover statute, its Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our common stock by Cole Advisors II or any of its affiliates. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

If we are required to register as an investment company under the Investment Company Act of 1940, we could not continue our business, which may significantly reduce the value of your investment.

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

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders, unless otherwise provided in our organizational documents. As a result, the nature of your investment could change without your consent.

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

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

In February 2009, the Financial Industry Regulatory Authority (“FINRA”) informed broker dealers that sell shares of non-traded REITs that broker dealers may not report, in a customer account statement, an estimated value per share that is developed from data more than 18 months old. To assist broker dealers in complying with the FINRA notice, our board of directors established an estimated value of our common stock, as of June 22, 2010, of $8.05 per share.

As with any valuation methodology, the methodologies utilized by our board of directors, in reaching an estimate of the value of our shares, are based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions would likely have resulted in significantly different estimates of the value of our shares.

Furthermore, in reaching an estimate of the value of our shares, the board of directors did not include a liquidity discount, in order to reflect the fact that our shares are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of our shares of common stock on a national securities exchange, a merger, or a sale of our portfolio. As a result, there can be no assurance that:

•	any stockholder will be able to realize the estimated share value, upon attempting to sell their shares;

•	we will be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, a merger, or a sale of our portfolio; or

•	the estimated share value, or the methodologies used by the board of directors to estimate the share value, will be found by any regulatory authority to comply with ERISA, FINRA or any other regulatory requirements.

The board believes that the estimate of share value reflects a number of recent negative events that transpired, in both the real estate and capital markets, and that these events adversely impacted the value of our shares, as of June 22, 2010. The board expects that the value of our shares will fluctuate over time, in response to future developments related to individual assets in the portfolio, as well as in response to future events in the real estate and capital markets.

Our board of directors will update our estimated value per share on a periodic basis, but in no event less frequently than every 18 months.

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Form 8-K filed with the SEC on June 22, 2010.

Your interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in the DRIP Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 250,000,000 shares of stock, of which 240,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in the DRIP Offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in our offering or sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Cole OP II, existing stockholders and investors purchasing shares in our offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for Cole OP II contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Real Estate Investments, to merge into or cause the exchange or conversion of their interest for interests of Cole OP II. Because the limited partnership interests of Cole OP II may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between Cole OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to Cole Advisors II and its affiliates reduces cash available for investment and distribution.

Cole Advisors II and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

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

These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.

Many of our retail properties depend upon a single tenant, or a limited number of major tenants, for all or a majority of its rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.

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

If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions.

We may experience concentration in one or more tenants. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our cash flow and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to you may be adversely affected.

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

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We reserve only approximately 0.1% of the gross proceeds from our Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

Our properties, including those that we acquire in the future, are and will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. While many of our property leases require the tenants to pay all or a portion of these expenses, some of our leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required, or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.

The current market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.

The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could affect our operating results and financial condition as follows:

•	Debt Market — Although there are signs of recovery, the real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.

•	Real Estate Market — The recent global economic recession has caused commercial real estate values to decline substantially. As a result, there may be uncertainty in the valuation, or in the stability of the value, of the properties we acquire that could result in a substantial decrease in the value of our properties after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•	Government Intervention — The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.

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

We diversify our cash and cash equivalents, and will continue to do so, among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. As of December 31, 2010, we had cash and cash equivalents and restricted cash deposited in five financial institutions, four of which had deposits in excess of current federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured level. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

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

We may enter into one or more contracts, either directly or indirectly through joint ventures, with affiliates or others, to acquire real property from an affiliated or unaffiliated development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we do not have sufficient proceeds to pay the purchase price at closing.

The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations. However, if the development company is an affiliate of our advisor, its obligation to refund our earnest money deposit may be guaranteed by Cole Realty Advisors, our property manager, which will enter into contracts to provide property management and leasing services to various real estate programs sponsored by Cole Real Estate Investments, including us, for substantial monthly fees. As of the time Cole Realty Advisors may be required to perform under any guaranty, Cole Realty Advisors may not have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of Cole Realty Advisors, we would likely be required to accept installment payments over time payable out of the revenues of Cole Realty Advisors’ operations. We may not be able to collect the entire amount of our earnest money deposit under such circumstances.

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

From time to time, we acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning additional investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.

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

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. We have acquired certain properties that are subject to environmental remediation in which the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Although we do not believe that the environmental matters identified at such properties will have a material adverse effect on our results of operations, the presence of hazardous substances at these properties or in general, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.

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

Our properties generally are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the Securities and Exchange Commission regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our Offerings, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.

The Exposure Draft does not include a proposed effective date, and is still being deliberated and subject to change; however, the Boards have indicated that they plan to issue a final standard regarding lease accounting in 2011.

Risks Associated with Debt Financing

We have incurred, and expect to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.

We expect to incur additional indebtedness. We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in losing our REIT status and would result in a decrease in the value of our stockholders’ investment.

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

Our charter generally limits us to incurring debt no greater than 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of all of our assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. As of December 31, 2010, we had $1.7 billion in total debt outstanding and the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities was 50%.

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

Risks Associated with Co-Ownership Transactions

Our participation in a co-ownership arrangement would subject us to risks that otherwise may not be present in other real estate investments.

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

Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities

Investing in mortgage, bridge or mezzanine loans, could adversely affect our return on our loan investments.

We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or acquire mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.

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

Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed elsewhere herein, including risks relating to rising interest rates.

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

Although we intend to invest only in mortgage-backed securities collateralized by commercial loans, the value of such CMBS can be negatively impacted by any dislocation in the mortgage-backed securities market in general. The mortgage-backed securities market has recently suffered from a severe dislocation created by mortgage pools that included sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time, and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.

Federal Income Tax Risks

Failure to maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

We currently qualify as a REIT for federal income tax purposes. If we fail maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Re-characterization of the Section 1031 programs may result in a 100% tax on income from a prohibited transaction, which would diminish our cash distributions to our stockholders.

The Internal Revenue Service could re-characterize transactions under the Section 1031 program such that Cole OP II, rather than the co-owner in the program (Section 1031 Participant), is treated as the bona fide owner, for tax purposes, of properties acquired and resold by a Section 1031 Participant in connection with the Section 1031 program. Such re-characterization could result in the fees paid to Cole OP II by a Section 1031 Participant as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 programs would be subject to a 100% penalty tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected. We expect to obtain a legal opinion in connection with each co-ownership program to the effect that the program will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. However, the Internal Revenue Service may take a position contrary to such an opinion.

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

If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.

We intend to maintain the status of Cole OP II, our operating partnership, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership, Cole OP II would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in losing our REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which Cole OP II owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain our REIT status for federal income tax purposes.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of Cole OP II, or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to stockholders.

Legislative or regulatory action could adversely affect our stockholders.

Changes to the tax laws are likely to occur, and such changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and in 2010. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

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

As of December 31, 2010, we owned 725 properties comprising 20.6 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2010, 412 of the properties were freestanding, single-tenant retail properties, 292 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements. As of December 31, 2010, 94% of the rentable square feet of these properties was leased, with a weighted-average remaining lease term of 11.2 years. As of December 31, 2010, we had outstanding debt of $1.7 billion, secured by properties in our portfolio and their related tenant leases and other real estate related assets on which the debt was placed. Through two joint ventures, we had a majority indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a majority indirect interest in a ten-property storage facility portfolio as of December 31, 2010. As of December 31, 2010, the total assets held within the unconsolidated joint ventures was $148.6 million and the face value of the non-recourse mortgage notes payable was $111.6 million.

Property Statistics

The following table shows the tenant diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2010:

			2010 Gross	Percentage of
	Total	Leased	Annualized	2010 Gross
	Number	Square	Rental Revenue	Annualized
Tenant	of Leases	Feet(1)	(In thousands)	Rental Revenue

Walgreens — drug store	58	839,503	$19,500	8%
Church’s Chicken — restaurant	1	244,067	13,210	6%
Academy Sports — sporting goods	9	1,915,411	11,645	5%
Circle K — convenience store	83	263,162	11,550	5%
CVS — drug store	35	385,579	8,876	4%
Ferguson Enterprises — specialty retail	8	1,111,843	6,940	3%
Petsmart — specialty retail	8	1,035,471	6,146	3%
Lowe’s — home improvement	8	1,061,679	6,067	3%
PepBoys — automotive parts	2	380,363	5,478	2%
Tractor Supply — specialty retail	22	507,404	5,418	2%
Other	479	11,750,689	144,689	59%

	713	19,495,171	$239,519	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2010:

			2010 Gross	Percentage of
	Total	Leased	Annualized	2010 Gross
	Number	Square	Rental Revenue	Annualized
Industry	of Leases	Feet(1)	(In thousands)	Rental Revenue

Specialty retail	195	4,652,183	$42,631	18%
Drugstore	125	1,649,854	37,636	16%
Restaurant	96	757,594	30,972	13%
Sporting goods	16	2,190,642	15,317	6%
Home improvement	13	1,616,082	13,131	5%
Convenience store	84	277,478	12,563	5%
Automotive parts	30	679,910	9,812	4%
Distribution	12	1,335,076	9,016	4%
Fitness and health	17	494,542	8,408	4%
Electronics retail	13	539,138	6,904	3%
Other	112	5,302,672	53,129	22%

	713	19,495,171	$239,519	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2010:

			2010 Gross	Percentage of
	Total	Rentable	Annualized	2010 Gross
	Number	Square	Rental Revenue	Annualized
Location	of Properties	Feet(1)	(In thousands)	Rental Revenue

Texas	165	3,584,465	$38,133	16%
Florida	22	2,067,129	24,008	10%
Illinois	23	1,741,747	18,820	8%
Georgia	57	1,014,195	17,386	7%
Ohio	63	623,563	12,538	5%
Missouri	25	715,083	9,387	4%
Tennessee	38	510,358	7,995	3%
Nevada	2	1,009,278	7,119	3%
Virginia	12	992,590	6,810	3%
North Carolina	18	787,071	6,566	3%
Other	300	7,589,088	90,757	38%

	725	20,634,567	$239,519	100%

(1)	Including square feet of the buildings on land subject to ground leases.

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2010, the weighted average remaining lease term was 11.2 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure of the building. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from $10,000 to $13.2 million (average of $336,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

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

The following table shows lease expirations of our consolidated real estate assets as of December 31, 2010, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

			2010 Gross	Percentage of
	Total	Leased	Annualized	2010 Gross
	Number	Square Feet	Rental Revenue	Annualized
Year of Lease Expiration	of Leases	Expiring(1)	(In thousands)	Rental Revenue

2011	19	127,944	$1,366	< 1%
2012	47	295,673	4,431	2%
2013	55	519,213	6,298	3%
2014	23	415,223	3,901	2%
2015	44	1,349,364	11,735	5%
2016	39	1,702,517	17,438	7%
2017	59	1,584,311	17,019	7%
2018	66	1,328,768	18,124	8%
2019	17	470,607	7,067	3%
2020	23	529,715	6,851	3%
Thereafter	321	11,171,836	145,289	59%

	713	19,495,171	$239,519	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Notes Payable Information

As of December 31, 2010, we had $1.7 billion of debt outstanding, consisting of (i) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $122.5 million of variable rate mortgage loans swapped to fixed rates, (ii) $38.3 million in variable rate mortgage loans (the “Variable Rate Debt”), (iii) $100.0 million outstanding under the Credit Facility and (iv) $54.3 million outstanding under the repurchase agreement (the “Repurchase Agreement”). The Fixed Rate Debt has annual interest rates ranging from 4.46% to 7.22%, with a weighted average annual interest rate of 5.88%, and various maturity dates ranging from January, 2011 through August, 2031. The Variable Rate Debt has annual interest rates ranging from LIBOR plus 200 to 325 basis points, and various maturity dates in September, 2011. The Credit Facility allows us to borrow up to $215.0 million in revolving loans and a $100.0 million term loan. Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. Eurodollar rate loans have variable rates which are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 275 to 400 basis points, determined by the leverage ratio of the Company in accordance with the agreement. Base rate committed loans have variable rates equal to the greater of (a) the Federal Funds Rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the Eurodollar Rate plus 1.0%; plus 175 to 300 basis points, determined by the leverage ratio of the Company in accordance with the agreement. The Credit Facility matures on December 17, 2013. The Repurchase Agreement provides for short-term financing in which we pledge our marketable securities as collateral to secure loans made by the lender and generally has a term of seven to 90 days with annual interest rates based on a spread to LIBOR. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility and the Repurchase Agreement.

As of December 31, 2010, the interest rate in effect for borrowings under the Credit Facility was the Bank of America prime rate plus 250 basis points, and the weighted average interest rate in effect for the Repurchase Agreement was 1.68%. On February 24, 2011, we executed an interest rate swap agreement which fixed the interest rate for term loan borrowings under the Credit Facility to 4.94% per annum based on our overall leverage levels at the time of the transaction. The ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2010, was 50% and the weighted average years to maturity was 5.0 years. Except for the notes payable under the Credit Facility, which are unsecured obligations, the notes payable are secured by the respective properties on which the debt was placed and their related tenant leases and other real estate related assets. The notes payable and the Repurchase Agreement are generally non-recourse to us and Cole OP II, but both are liable for customary non-recourse carve-outs.

Generally, the notes payable may not be prepaid, in whole or in part, except under the following circumstances: (i) prepayment may be made subject to payment of a yield maintenance premium or through defeasance, (ii) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (iii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

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

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 30, 2011, we had approximately 209.7 million shares of common stock outstanding, held by a total of 41,243 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of the shares to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in any offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated share value is $8.05 as of December 31, 2010, which is based solely on our board of director’s approval on June 22, 2010 of an estimated per share value of $8.05 (the “Estimated Share Value”).

In determining the Estimated Share Value, the board of directors relied upon information provided by an independent consultant that specializes in valuing commercial real estate companies, and information provided by our advisor. The board of directors relied on valuation methodologies that are commonly used in the commercial real estate industry, including, among others, a discounted cash flow analysis, which projects a range of the estimated future stream of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value. In addition, the board of directors reviewed current, historical and projected capitalization rates for commercial properties similar to the properties we own, and the values of publicly traded REITs with portfolios comparable to our portfolio. The board of directors also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $8.05 per share if a market did exist.

The board of directors expects that the value of our shares will fluctuate over time, in response to future developments related to individual assets in the portfolio, as well as in response to future events in the real estate and capital markets. Our board of directors will update our estimated value per share on a periodic basis, but in no event less frequently than every 18 months.

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all, or a portion consisting of at least 25%, of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.

On November 10, 2009, our board of directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder, which we continued to accept. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP Offering during such calendar year. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, during such quarter, under our DRIP.

Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the Estimated Share Value. The redemption price per share will depend on the length of time you have held such shares as follows: after one year from the purchase date — 92.5% of the Estimated Share Value; after two years from the purchase date — 95% of the Estimated Share Value; after three years from the purchase date — 97.5% of the Estimated Share Value; and after four years from the purchase date — 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s death will be redeemed at a redemption price per share equal to 100% of the Estimate Share Value. In all circumstances, however, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares that are subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.

We will redeem our shares on the last business day of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the month following the end of the fiscal quarter in which you make your redemption request. You may withdraw your request to have your shares redeemed at any time prior to the last day of the applicable quarter.

We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any quarter, based upon the limit on the number of shares we may redeem during any calendar quarter or any calendar year and/or insufficient cash available, we will attempt to honor redemption requests on a pro rata basis; provided, however, that we may give priority to the redemption of a deceased stockholder’s shares. Following such redemption period, if you would like to resubmit the unsatisfied portion of the prior redemption request for redemption, you must submit a new request for redemption of such shares, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days notice at any time. Additionally, because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP Offering, the discontinuance or termination of the DRIP Offering would adversely affect our ability to redeem shares under the share redemption program. While we intend to maintain an effective registration statement relating to the DRIP Offering for the foreseeable future, we will be required to discontinue sales of shares under the DRIP Offering in the event that an effective registration statement relating to the DRIP Offering is suspended or withdrawn. The DRIP Offering will also be terminated on the date that we sell all of the shares registered for sale under that plan. In the event that the redemption program is terminated, we will notify our stockholders of such developments (i) in our next annual or quarterly report or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934, as amended.

Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

The shares we redeem under our share redemption program are cancelled and returned to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2010, we redeemed 2.4 million shares under our share redemption program, at an average redemption price of $9.08 per share for an aggregate redemption price of $21.6 million. During the year ended December 31, 2009, we redeemed 5.1 million shares under our share redemption program, at an average redemption price of $9.46 per share for an aggregate redemption price of $48.3 million. Subsequent to December 31, 2010, we redeemed 1.5 million shares for $11.9 million. Redemption requests related to 6.5 million shares that were received during the year ended December 31, 2010 went unfulfilled, including shares unfulfilled and resubmitted in a subsequent period. See the section titled “Share Redemptions” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.

During the three-month period ended December 31, 2010, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs

October 2010	—	—	—	(1)
November 2010	1,238,461	$8.27	1,238,461	(1)
December 2010	—	—	—	(1)

Total	1,238,461		1,238,461	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

On September 20, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of our shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2010 and ending on December 31, 2010. On November 10, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of our shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2011 and ending on March 31, 2011.

The following table shows the distributions we paid during the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Total	Distributions Paid
Year	Distributions Paid	per Common Share	Return of Capital	Ordinary Income

2010	$129,251	$0.62	$0.40	$0.22
2009	$134,983	$0.67	$0.41	$0.26

Use of Public Offering Proceeds

We registered 50,000,000 shares of our common stock in our Initial Offering (SEC File no. 333-121094, effective June 27, 2005), of which we registered 45,000,000 shares at $10.00 per share to be offered to the public and 5,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share, for an aggregate offering price of $497.5 million. In November 2006, we filed an additional registration statement to increase the aggregate number of shares available in our primary offering to 49,390,000 and the aggregate number of shares available in our DRIP to 5,952,000 for an aggregate offering price after such increase of $550.4 million. We terminated the Initial Offering on May 22, 2007. We registered 150,000,000 shares of our common stock in our Follow-on Offering (SEC File no. 333-138444, effective May 11, 2007). The Follow-on Offering included up to 143,050,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 6,000,000 shares to be offered for sale pursuant to the Company’s DRIP, for an aggregate follow-on offering price of $1.5 billion. On January 2, 2009, we terminated the Follow-on Offering. As of the close of business on January 2, 2009, we had issued a total of 147,454,259 shares of common stock in the Follow-on Offering, including 141,520,572 shares of common stock sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross proceeds from the Follow-on Offering of $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares of common stock that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. All unsold shares in the Follow-on Offering were deregistered.

On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to our DRIP in our DRIP Offering, for an aggregate DRIP Offering price of $285.0 million. As of December 31, 2010, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding. As of December 31, 2010, we had issued an aggregate of 218,078,817 shares of common stock, excluding redemptions, in our Offerings, raising gross offering proceeds of $2.2 billion. From this amount, we paid $68.1 million in acquisition fees to Cole Realty Advisors, $171.8 million in selling commissions and dealer manager fees to Cole Capital (of which $144.9 million was reallowed to third-party broker dealers), $20.8 million in finance coordination fees to Cole Advisors II and $16.3 million in organization and offering costs to Cole Advisors II. We paid no selling commissions, dealer manager fees or organization and offering costs to Cole Capital during the year ended December 31, 2010. With the net offering proceeds and indebtedness, we acquired $3.4 billion in total gross real estate and related assets net of gross intangible lease liabilities.

As of March 30, 2011, we had issued approximately 17.6 million shares in the DRIP Offering at an aggregate gross offering price of $159.4 million. As of March 30, 2011, we had approximately 12.4 million million shares available in the DRIP Offering.

Unregistered Sale of Securities and Issuance of Stock Options

We issued 20,000 shares of our common stock to Cole Holdings Corporation (“Cole Holdings”) in connection with our inception in 2004 at $10.00 per share. On each of May 2, 2005, May 23, 2006, August 15, 2007, May 29, 2008, and May 29, 2009, we issued options to purchase 10,000 shares of our common stock to our independent directors under our Independent Director Stock Option Plan. During the year ended December 31, 2009, 5,000 options to purchase shares were exercised. These shares and options were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

The following table provides information regarding our equity compensation plan as of December 31, 2010:

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

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Total investment in real estate assets, net	$3,154,692	$3,131,639	$3,127,334	$1,794,352	$446,544
Investment in mortgages notes receivable, net	$79,778	$82,500	$84,994	$87,100	$—
Marketable securities	$81,995	$56,366	$24,583	$—	$—
Investment in unconsolidated joint ventures	$38,324	$40,206	$25,792	$—	$—
Cash and cash equivalents	$45,791	$28,417	$106,485	$43,517	$37,566
Total assets	$3,485,335	$3,413,104	$3,432,028	$1,967,698	$500,421
Notes payable and line of credit	$1,673,243	$1,607,473	$1,550,314	$1,055,682	$218,266
Repurchase agreement	$54,312	$—	$—	$—	$—
Acquired below market lease intangibles, net	$140,797	$149,832	$156,813	$80,032	$2,649
Redeemable common stock	$12,237	$87,760	$65,046	$21,660	$3,521
Stockholders’ equity	$1,560,375	$1,521,984	$1,614,976	$781,086	$266,236
Operating Data:
Total revenue	$269,150	$275,455	$201,004	$89,842	$19,520
General and administrative	$6,989	$7,020	$5,632	$2,011	$953
Property operating expenses	$20,294	$25,821	$16,796	$6,467	$1,417
Property and asset management fees	$16,447	$14,904	$9,762	$4,184	$937
Depreciation and amortization	$85,162	$90,750	$63,859	$30,482	$6,469
Impairment of real estate assets	$4,500	$13,500	$3,550	$5,400	$—
Operating income	$132,317	$120,219	$101,405	$41,298	$9,744
Interest expense	$102,977	$98,997	$78,063	$39,076	$8,901
Net income	$30,430	$22,406	$25,092	$4,480	$1,346
Modified funds from operations(1)	$125,880	$132,691	$92,566	$40,362	$7,815
Cash Flow Data:
Cash flows provided by operating activities	$105,627	$116,872	$96,073	$43,366	$7,861
Cash flows used in investing activities	$(110,207)	$(45,497)	$(1,216,078)	$(1,364,777)	$(320,177)
Cash flows provided by (used in) financing activities	$21,954	$(149,443)	$1,182,973	$1,327,362	$345,307
Per Share Data:
Net income — basic and diluted	$0.15	$0.11	$0.17	$0.07	$0.10
Weighted average dividends declared	$0.62	$0.66	$0.70	$0.68	$0.64
Weighted average shares outstanding — basic	207,198,078	202,686,670	146,198,235	60,929,996	13,275,635
Weighted average shares outstanding — diluted	207,198,078	202,690,094	146,201,399	60,931,316	13,275,635

(1)	See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations and Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in the Initial Offering. We have no paid employees and are externally advised and managed by Cole Advisors II, our advisor. We currently qualify, and intend to continue to elect to qualify, as a REIT for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 89%, 87% and 89% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. As 94% of our rentable square feet was under lease as of December 31, 2010, with a weighted average remaining lease term of 11.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2010, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 50%, with 8.0% of the debt, or $138.3 million, including $100.0 million outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. We have managed, and expect to continue to manage, the current mortgage lending environment by utilizing borrowings on our Credit Facility, and considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2010, 94% of our rentable square feet was under lease. During the year ended December 31, 2010, our percentage of rentable square feet under lease remained stable. However, if the current economic uncertainty persists, we may experience additional vacancies or be required to further reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

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

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

We continue to monitor certain properties for which we have identified impairment indicators. As of December 31, 2010, we had eight properties with an aggregate book value of $60.8 million for which we assessed the recoverability of the carrying values. For each of these properties, the undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continued to exceed the carrying value of these assets as of December 31, 2010. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. During the year ended December 31, 2010, we identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, we reassessed and reduced the carrying values of both the real estate assets and the related intangible assets to their estimated fair value and recorded an impairment loss of $4.5 million during the year ended December 31, 2010. In addition, we identified one property during each of the years ended December 31, 2009 and 2008 with impairment indicators for which the undiscounted future operating cash flows expected from the use of the respective property and related intangible assets and their eventual dispositions were less than the carrying value of the respective assets. As a result, we reassessed and reduced the carrying values of both the real estate and related intangible assets to their estimated fair values and recorded an impairment loss of $13.5 million and $3.6 million during the years ended December 31, 2009 and 2008, respectively.

Projections of expected future cash flows require us to use estimates such as current market rental rates on vacant properties, future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property is held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of our real estate and related intangible assets.

When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the estimated net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Effective January 1, 2009, acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These costs are capitalized as intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the respective note’s outstanding principal balance is amortized to interest expense over the term of the mortgage note payable.

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

Investment in Direct Financing Leases

We evaluate the leases associated with our real estate properties in accordance with the Accounting Standards Codification (“ASC”) 840, Leases. For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. We evaluate the collectability of future minimum lease payments on each direct financing lease to determine collectability primarily through the evaluation of payment history. We do not provide for an allowance based on the grouping of direct financing leases as we believe the characteristics of each direct financing lease are not sufficiently similar to allow an evaluation as a group for a possible allowance. As such, all of our direct financing leases are evaluated individually for this purpose. Any write-downs of estimated residual value are recognized as impairments in the current period.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans we acquired, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. We defer certain loan origination and commitment fees, and amortize them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. We evaluate the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. We do not provide for an allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow for an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for this purpose. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis.

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

Our marketable securities are carried at fair value and are valued using Level 3 inputs. We primarily use estimated quoted market prices from third party trading desks, where available, for similar CMBS tranches that actively participate in the CMBS market, and adjusted for industry benchmarks, such as the CMBX Index, where applicable. We receive non-binding quotes from established financial institutions, where available, and estimate a fair value using the quotes received. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If we are unable to obtain quotes from third parties or if we believe quotes received are inaccurate, we will estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the financial asset or liability. As of December 31, 2010 and 2009, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in our valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, our estimates of fair value may have significant volatility.

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

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of December 31, 2010, consists of our non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a majority interest in a joint venture that owns a ten-property storage facility portfolio. Consolidation of these investments is not required as the entities do not qualify as a variable interest entity (“VIE”) and do not meet the control requirements for consolidation, as defined in ASC 810, Consolidation (“ASC 810”). Each of us and the respective joint venture partner must approve decisions about the respective entity’s activities that have a significant effect on the success of the entity. As of December 31, 2010, the aggregate carrying value of total assets held within the unconsolidated joint ventures was $148.6 million and the face value of the non-recourse mortgage notes payable was $111.6 million. As of December 31, 2009, the aggregate carrying value of total assets held within the unconsolidated joint ventures was $152.3 million and the face value of the non-recourse mortgage notes payable was $113.5 million.

We account for the unconsolidated joint ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires these investments to be initially recorded at cost and subsequently adjusted for our share of equity in the joint ventures’ earnings and distributions. We evaluate the carrying amount of each investment for impairment in accordance with ASC 323. The unconsolidated joint ventures are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require us to exercise significant judgments and assumptions. The use of different judgments and assumptions could result in different conclusions.

Revenue Recognition

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

Income Taxes

We qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We generally are not subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives are carried at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815 are recorded as a gain or loss to operations. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities, and the determination of hedge effectiveness can involve significant estimates. If we incorrectly estimate the fair value of derivatives and hedge effectiveness, our net income could be impacted.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of December 31, 2010, 2009 and 2008:

	2010	2009	2008

Number of commercial properties	725	693	673
Approximate rentable square feet(1)	20.6 million	19.5 million	18.9 million
Percentage of rentable square feet leased	94%	94%	99%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the years ended December 31, 2010, 2009 and 2008:

	2010		2009	2008

Commercial properties acquired	31	(1)	20	340
Approximate purchase price of acquired properties	$107.5 million		$113.8 million	$1.3 billion
Approximate rentable square feet(2)	1.1 million		581,000	7.7 million

(1)	Excludes two properties substituted for one property under a master lease agreement with one of the Company’s tenants, as discussed in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K.

(2)	Including square feet of the buildings on land that is subject to ground leases.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenue.  Revenue decreased $6.3 million, or 2%, to $269.2 million for the year ended December 31, 2010, compared to $275.5 million for the year ended December 31, 2009. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 89% and 87% of total revenues during the years ended December 31, 2010 and 2009, respectively.

Rental and other property income decreased $1.6 million, or 1%, to $238.7 million for the year ended December 31, 2010, compared to $240.3 million for the year ended December 31, 2009. The decrease was primarily related to a decrease in our occupancy rate from 99% to 94% during 2009 which was primarily due to the bankruptcy of certain tenants for which we continue to seek replacement tenants. Our vacancy rate has remained stable during the year ended December 31, 2010. This decrease was partially offset by rental revenue from the acquisition of 31 new properties subsequent to December 31, 2009. In addition, tenant reimbursement income decreased $5.1 million, or 27%, to $14.0 million for the year ended December 31, 2010, compared to $19.1 million for the year ended December 31, 2009. The decrease is primarily due to a decrease in certain operating expenses related to these properties that are subject to reimbursement by the tenant, primarily property tax expense incurred during year ended December 31, 2010.

Earned income from direct financing leases remained relatively constant, increasing $155,000, or 8%, to $2.1 million for the year ended December 31, 2010, compared to $1.9 million for the year ended December 31, 2009. We owned 13 properties accounted for as direct financing leases for each of the years ended December 31, 2010 and 2009. The increase was due to an amendment of one lease for which the minimum annual rentals under the lease increased.

Interest income on mortgage notes receivable remained relatively constant, decreasing $206,000, or 3%, to $6.7 million for the year ended December 31, 2010, compared to $6.9 million for the year ended December 31, 2009, as we recorded interest income on 69 amortizing mortgage notes receivable during each of the years ended December 31, 2010 and 2009.

Interest income on marketable securities increased $423,000, or 6%, to $7.7 million for the year ended December 31, 2010, compared to $7.2 million for the year ended December 31, 2009. The increase was due to the additional interest income earned on two CMBS bonds with an aggregate face amount of $19.8 million, which were acquired during the year ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses remained relatively constant, at $7.0 million for the year ended December 31, 2010 and 2009. The primary general and administrative expense items are operating expenses reimbursable to our advisor, legal and accounting fees, state franchise and income taxes, escrow and trustee fees, and other licenses and fees.

Property Operating Expenses.  Property operating expenses decreased $5.5 million, or 21%, to $20.3 million for the year ended December 31, 2010, compared to $25.8 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in bad debt expense of $2.3 million, as our occupancy rate has remained stable since December 31, 2009, compared to a decrease in our occupancy rate during the year ended December 31, 2009 due primarily to certain tenant bankruptcies. In addition, property taxes decreased $3.2 million, as an increased number of tenants have elected to pay the respective property taxes directly. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Expenses.  Pursuant to the advisory agreement with our advisor, as amended, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, as determined by our board of directors. Additionally, we reimburse costs incurred by our advisor in providing asset management services, subject to certain limitations, as set forth in the advisory agreement. Pursuant to the property management agreement with our affiliated property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We reimburse Cole Realty Advisors’ costs of managing and leasing the properties, subject to certain limitations as set forth in the property management agreement.

Property and asset management expenses increased $1.5 million, or 10%, to $16.4 million for the year ended December 31, 2010, compared to $14.9 million for the year ended December 31, 2009. Of this amount, property management expenses increased $1.5 million to $8.0 million for the year ended December 31, 2010 from $6.5 million for the year ended December 31, 2009, primarily due to an increase in property management expenses incurred by our advisor in providing management and leasing services to us, which are reimbursable to our advisor pursuant to the advisory agreement, during the year ended December 31, 2010. No expenses for such services were reimbursed during the first six months of the year ended December 31, 2009.

Asset management expenses, asset management expenses remained relatively constant, increasing $70,000 to $8.5 million for the year ended December 31, 2010, from $8.4 million for the year ended December 31, 2009, primarily due to an increase in asset management fees related to 31 new properties acquired subsequent to December 31, 2009.

Acquisition Related Expenses.  Acquisition related expenses remained relatively constant, increasing $200,000, or 6%, to $3.4 million for the year ended December 31, 2010, compared to $3.2 million for the year ended December 31, 2009. The increase was a result of the acquisition related expenses recorded on 31 properties purchased during the year ended December 31, 2010, compared to 20 properties during the year ended December 31, 2009. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring property or in the origination or acquisition of a loan.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses decreased $5.6 million, or 6%, to $85.2 million for the year ended December 31, 2010, compared to $90.8 million for the year ended December 31, 2009. The decrease was primarily related to a decrease in the amortization of leases in place during the year ended December 31, 2010 compared to the year ended December 31, 2009, which resulted from the write-off of intangible lease assets due to increased vacancies during 2009. Our vacancy rate has remained stable during the year ended December 31, 2010.

Impairment of Real Estate Assets.  Impairment on real estate assets decreased $9.0 million, or 67%, to $4.5 million for the year ended December 31, 2010, from $13.5 million for the year ended December 31, 2009. Impairment losses were recorded on one property during the year ended December 31, 2010 and on one property during the year ended December 31, 2009, as discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Equity in Income of Unconsolidated Joint Ventures.  Equity in income of unconsolidated joint ventures increased $353,000, or 58%, to $965,000 during the year ended December 31, 2010, compared to $612,000 for the year ended December 31, 2009. During the year ended December 31, 2009, we acquired an indirect interest in a ten-property storage facility portfolio, through a joint venture. The increase was primarily due to increased income recorded for one of our joint venture properties, combined with a decrease in our percentage of the acquired joint venture’s loss recorded during the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Interest and other income.  Interest and other income decreased $447,000, or 78%, to $125,000 for the year ended December 31, 2010, from $572,000 for the year ended December 31, 2009. The decrease was primarily related to a gain recognized as a result of an easement condemnation during the year ended December 31, 2009 compared with no easement condemnation occurring during the year ended December 31, 2010.

Interest Expense.  Interest expense increased $4.0 million, or 4%, to $103.0 million for the year ended December 31, 2010, compared to $99.0 million during the year ended December 31, 2009, primarily due to an increase of $88.6 million in the average outstanding debt balance.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Our results of operations for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflect significant increases in most categories primarily due to the ownership of the 340 properties acquired during the year ended December 31, 2008 for the full year in 2009.

Revenue.  Revenue increased $74.5 million, or 37%, to $275.5 million for the year ended December 31, 2009, compared to $201.0 million for the year ended December 31, 2008. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 89% of total revenues during the years ended December 31, 2009 and 2008, respectively.

Rental and other property income increased $62.0 million, or 35%, to $240.3 million for the year ended December 31, 2009, compared to $178.3 million for the year ended December 31, 2008. The increase was primarily due to the acquisition of 20 new properties during the year ended December 31, 2009, and the ownership of the 340 properties acquired during the year ended December 31, 2008 for the full year in 2009. In addition, we paid certain operating expenses related to these properties subject to reimbursement by the tenant, which resulted in $19.1 million of tenant reimbursement income during the year ended December 31, 2009 compared to $12.2 million during the year ended December 31, 2008.

Earned income from direct financing leases decreased $271,000, or 12%, to $1.9 million for the year ended December 31, 2009, compared to $2.2 million for the year ended December 31, 2008. During the year ended December 31, 2008, the leases on two of the 13 properties accounted for as direct financing leases were amended, resulting in lower annual rents over an extended lease term.

Interest income on mortgage notes receivable remained relatively constant, decreasing $214,000, or 3%, to $6.9 million for the year ended December 31, 2009, compared to $7.1 million for the year ended December 31, 2008, as we recorded interest income on 69 amortizing mortgage notes receivable during each of the years ended December 31, 2009 and 2008.

Interest income on marketable securities increased $6.0 million, or 495%, to $7.2 million for the year ended December 31, 2009, compared to $1.2 million for the year ended December 31, 2008. The increase was due to the additional interest income earned as a result of the acquisition of three CMBS bonds with an aggregate face amount of $33.6 million, during the fourth quarter of the year ended December 31, 2008, and the acquisition of two CMBS bonds with an aggregate face amount of $19.8 million, during the year ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses increased $1.4 million, or 25%, to $7.0 million for the year ended December 31, 2009, compared to $5.6 million for the year ended December 31, 2008. The increase was primarily due to the recording of $906,000 of expenses incurred by our advisor in providing administrative services to us during the year ended December 31, 2009, which are reimbursable to our advisor pursuant to the advisory agreement. No expenses incurred by our advisor for such services were reimbursed, or required to be reimbursed, during the year ended December 31, 2008. In addition, administrative costs, escrow and trustee fees and service fees related to our Credit Facility increased. The primary general and administrative expense items were legal and accounting fees, escrow and trustee fees, state franchise and income taxes and operating expenses reimbursable to our advisor.

Property Operating Expenses.  Property operating expenses increased $9.0 million, or 54%, to $25.8 million for the year ended December 31, 2009, compared to $16.8 million for the year ended December 31, 2008. The increase was primarily due to an increase in property taxes, repairs and maintenance and insurance expense, primarily for multi-tenant shopping centers, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. During the year ended December 31, 2009, we owned an average of 2.9 million square feet of multi-tenant shopping center space, compared to an average of 2.2 million square feet of multi-tenant shopping center space during the year ended December 31, 2008. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

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

Property and asset management expenses increased $5.1 million, or 53%, to $14.9 million for the year ended December 31, 2009, compared to $9.8 million for the year ended December 31, 2008. Property management fees increased $1.7 million to $5.5 million for the year ended December 31, 2009 from $3.8 million for the year ended December 31, 2008. The increase in property management fees was primarily due to an increase in rental and other property income to $240.3 million for the year ended December 31, 2009, from $178.3 million for the year ended December 31, 2008, due to annualized operations from the 340 commercial properties acquired during the year ended December 31, 2008 as well as the acquisition of 20 additional rental income producing properties during the year ended December 31, 2009.

Asset management fees increased $2.4 million to $8.4 million for the year ended December 31, 2009, from $6.0 million for the year ended December 31, 2008. The increase in asset management fees was primarily due to an increase in the average gross aggregate book value of properties to $3.3 billion for the year ended December 31, 2009 from $2.6 billion for the year ended December 31, 2008. The increase in the average gross aggregate book value of properties was due to the acquisition of 20 additional properties during the year ended December 31, 2009 and the ownership of 340 properties acquired during the year ended December 31, 2008 for the full year in 2009.

In addition, during the year ended December 31, 2009, we recorded $1.0 million related to reimbursement of expenses incurred by our advisor in performing property and asset management services. No such expenses were required to be reimbursed during the year ended December 31, 2008, as our advisor did not elect to be reimbursed.

Acquisition Related Expenses.  In accordance with ASC 805, acquisition costs are required to be expensed beginning January 1, 2009. Prior to January 1, 2009, acquisition costs were capitalized. We expensed $3.2 million of acquisition expenses during the year ended December 31, 2009 in connection with the acquisition of 20 new rental income producing properties.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased $26.9 million, or 42%, to $90.8 million for the year ended December 31, 2009, compared to $63.9 million for the year ended December 31, 2008. The increase was primarily due to an increase in the average gross aggregate book value of properties we owned to $3.3 billion as of December 31, 2009, from $2.6 billion as of December 31, 2008, as a result of the acquisition of 20 new properties during the year ended December 31, 2009 and the ownership of 340 properties acquired during the year ended December 31, 2008 for the full year in 2009.

Impairment of Real Estate Assets.  Impairment on real estate assets increased $9.9 million, or 280%, to $13.5 million for the year ended December 31, 2009, compared to $3.6 million for the year ended December 31, 2008. Impairment losses were recorded on one property during the year ended December 31, 2009 and on one property during the year ended December 31, 2008, as discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Equity in Income of Unconsolidated Joint Ventures.  Equity in income of unconsolidated joint ventures increased $141,000, or 30%, to $612,000 during the year ended December 31, 2009, compared to $471,000 in equity in income of unconsolidated joint ventures during the year ended December 31, 2008. Through a joint venture that we entered into during the year ended December 31, 2008, we acquired an interest in a 386,000 square foot multi-tenant retail building. The increase was primarily due to the ownership of the joint venture for a full year during the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was partially offset by the acquisition of an indirect interest in a ten-property storage facility portfolio, through a joint venture, during the year ended December 31, 2009, which recorded a loss for the year ended December 31, 2009.

Interest and Other Income.  Interest and other income decreased $707,000, or 55%, to $572,000 during the year ended December 31, 2009, compared to $1.3 million for the year ended December 31, 2008. The decrease was primarily due to lower average uninvested cash during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The average cash balance was $34.8 million and $61.5 million during the years ended December 31, 2009 and 2008, respectively.

Interest Expense.  Interest expense increased $20.9 million, or 27%, to $99.0 million for the year ended December 31, 2009, compared to $78.1 million during the year ended December 31, 2008. The increase was primarily due to an increase in the average aggregate amount of notes payable and line of credit outstanding to $1.6 billion during the year ended December 31, 2009 from $1.3 billion for the year ended December 31, 2008, with weighted average interest rates of 5.88% and 5.89% as of December 31, 2009 and 2008, respectively.

Portfolio Information

Real Estate Portfolio

As of December 31, 2010, we directly owned 725 properties located in 45 states and the U.S. Virgin Islands, the gross rentable space of which was 94% leased with an average lease term remaining of 11.2 years. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.

As of December 31, 2010, our five highest tenant concentrations, based on gross annualized rental revenue, were as follows:

			2010 Gross	Percentage of
	Total	Leased	Annualized	2010 Gross
	Number	Square	Rental Revenue	Annualized
Tenant	of Leases	Feet(1)	(In thousands)	Rental Revenue

Walgreens — drug store	58	839,503	$19,500	8%
Church’s Chicken — restaurant	1	244,067	13,210	6%
Academy Sports — sporting goods	9	1,915,411	11,645	5%
Circle K — convenience store	83	263,162	11,550	5%
CVS — drug store	35	385,579	8,876	4%

	186	3,647,722	$64,781	28%

(1)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2010, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

			2010 Gross	Percentage of
	Total	Leased	Annualized	2010 Gross
	Number	Square	Rental Revenue	Annualized
Industry	of Leases	Feet(1)	(In thousands)	Rental Revenue

Specialty retail	195	4,652,183	$42,631	18%
Drugstore	125	1,649,854	37,636	16%
Restaurant	96	757,594	30,972	13%
Sporting goods	16	2,190,642	15,317	6%
Home improvement	13	1,616,082	13,131	5%

	445	10,866,355	$139,687	58%

(1)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2010, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

			2010 Gross	Percentage of
	Total	Leased	Annualized	2010 Gross
	Number of	Square	Rental Revenue	Annualized
Location	Properties	Feet(1)	(In thousands)	Rental Revenue

Texas	165	3,584,465	$38,133	16%
Florida	22	2,067,129	24,008	10%
Illinois	23	1,741,747	18,820	8%
Georgia	57	1,014,195	17,386	7%
Ohio	63	623,563	12,538	5%

	330	9,031,099	$110,885	46%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Mortgage Notes Receivable Portfolio

At December 31, 2010, the Company owned two portfolios of mortgage notes receivable with a balance of $79.8 million consisting of 69 mortgage notes receivable, secured by 43 restaurant properties and 26 retail properties with a weighted average maturity of 9.70 years.

Investment in Marketable Securities

At December 31, 2010, we owned six CMBS bonds, with an aggregate fair value of $82.0 million with a weighted average maturity of 5.41 years.

Investment in Unconsolidated Joint Venture

Through two joint ventures, we have a majority indirect interest in an 386,000 square foot multi-tenant retail building in Independence, Missouri and a majority indirect interest in a ten-property storage facility portfolio, for an aggregate net investment of $38.3 million, as of December 31, 2010.

Funds From Operations and Modified Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.

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

For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.

Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2010, 2009, and 2008 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Year Ended December 31,
	2010	2009	2008

NET INCOME	$30,430	$22,406	$25,092
Depreciation of real estate assets	56,615	56,122	42,647
Amortization of lease related costs	28,547	34,628	21,212
Depreciation and amortization of real estate assets in unconsolidated joint ventures	2,347	2,655	99
Loss (gain) on easement and condemnation of assets	—	139	(34)

Funds from operations (FFO)	117,939	115,950	89,016
Acquisition related expenses	3,441	3,241	—
Impairment on real estate assets	4,500	13,500	3,550

Modified funds from operations (MFFO)	$125,880	$132,691	$92,566

Set forth below is additional information that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $11.8 million, $10.7 million and $9.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $48,000, $123,000 and $20,000 for the years ended December 31, 2010, 2009 and 2008, respectively, is included in equity in income of unconsolidated joint ventures on the consolidated statement of operations.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $8.4 million, $7.4 million and $5.9 million during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $601,000 and $766,000 for the years ended December 31, 2010 and 2009, respectively, which is included in equity in income of unconsolidated joint ventures on the consolidated statement of operations. No amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed were recorded from our unconsolidated joint ventures during the year ended December 31, 2008.

Distributions

On September 20, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of our shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2010 and ending on December 31, 2010. On November 10, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of our shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2011 and ending on March 31, 2011.

During the years ended December 31, 2010 and 2009, respectively, we paid distributions of $129.3 million and $135.0 million, including $61.4 million and $71.0 million, respectively, through the issuance of shares pursuant to our DRIP. Our 2010 distributions were funded by net cash provided by operating activities of $105.6 million, return of capital from unconsolidated joint ventures of $1.6 million, proceeds from the Offerings of $3.4 million, and borrowings of $18.7 million. Our 2009 distributions were funded by net cash provided by operating activities of $116.9 million, proceeds from the Offerings of $3.2 million, excess operating cash flows from prior periods of $6.8 million, and borrowings of $8.1 million.

Net cash provided by operating activities for the years ended December 31, 2010 and 2009, reflects a reduction for real estate acquisition related expenses incurred and expensed of $3.4 million and $3.2 million, respectively, in accordance with Accounting Standards Codification 805, Business Combinations. We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2010 and 2009, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.

Share Redemptions

Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. On November 10, 2009, our Board of Directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP during such calendar year. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, during such quarter, under our DRIP Offering.

Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the Estimated Share Value. Prior to the reinstatement of the share redemption program, as amended, we received redemption requests due to death relating to approximately 1.1 million shares, all of which were fulfilled during the year ended December 31, 2010 for an aggregate price of $11.1 million at an average price of $9.96 per share. Subsequent to the reinstatement of the share redemption program, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 9.1 million shares and requests relating to approximately 2.5 million shares were redeemed for $19.7 million at an average price of $7.85 per share. Requests relating to approximately 1.5 million of the 2.5 million share redemptions were fulfilled subsequent to December 31, 2010. The remaining redemption requests relating to approximately 6.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Form 8-K filed on June 22, 2010. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program.

Liquidity and Capital Resources

General

Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to and redemptions by our stockholders. We may also acquire additional real estate and real estate-related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable, marketable securities and on our cash balances and by distributions from our unconsolidated joint ventures. We expect to utilize the available cash from issuance of shares under the DRIP Offering, available borrowings on our Credit Facility and Repurchase Agreement and possible additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.

As of December 31, 2010, we had cash and cash equivalents of $45.8 million and available borrowings of $214.5 million under our Credit Facility. Subsequent to December 31, 2010, an amendment was made to the Credit

Facility, which increased the amount available for borrowing under our Credit Facility from $315.0 million to $350.0 million. As of March 30, 2011 we had an aggregate of $117.1 million outstanding under the Credit Facility and $232.4 million available in borrowings under the Credit Facility. Additionally, as of December 31, 2010, we had unencumbered properties with a gross book value of $721.8 million, including assets that are part of the Credit Facility’s unencumbered borrowing base, that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrow base restrictions related to our Credit Facility.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through cash provided by property operations. As of December 31, 2010, we had a total of $193.0 million of debt maturing within the next 12 months, including $100.4 million of the Fixed Rate Debt, $38.3 million of the Variable Rate Debt, and $54.3 million outstanding under the Repurchase Agreement. Of the $193.0 million of debt maturing in the next 12 months, $66.3 million contains extension options, including amounts outstanding under the Repurchase Agreement. In addition, $50.1 million of the $193.0 million includes hyper-amortization provisions that would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. If we are unable to extend, finance, or refinance the amounts maturing of $193.0 million, we expect to pay down any remaining amounts through a combination of the use of cash provided by property operations, available borrowings on our Credit Facility, under which $214.5 million was available as of December 31, 2010, and $232.4 million was available as of March 30, 2011, borrowings on our unencumbered properties, proceeds from our DRIP Offering, and/or the strategic sale of real estate and related assets. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and the amount of available borrowings on our Credit Facility.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, borrowing on our Credit Facility, available cash from issuance of shares under the DRIP Offering , the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders.

We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering to the extent that the proceeds are in excess of our share redemptions, cash advanced to us by our advisor, borrowings on our Credit Facility and/or borrowings on unencumbered properties. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from equity issuance or debt financing will be used to fund acquisitions, for certain capital expenditures, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and to fund redemption of shares to our stockholders.

As of December 31, 2010, we had received and accepted subscriptions for approximately 218.1 million shares of common stock in the Offerings for gross proceeds of $2.2 billion. As of December 31, 2010, we had redeemed a total of approximately 8.8 million shares of common stock for a cost of $82.2 million. Redemption requests relating to approximately 6.5 million shares that were received during the year ended December 31, 2010 went unfulfilled.

As of December 31, 2010, we had $1.7 billion of debt outstanding, consisting of (i) $1.5 billion in Fixed Rate Debt, which includes $122.5 million of variable rate mortgage loans swapped to fixed rates, (ii) $38.3 million in Variable Rate Debt, (iii) $100.0 million outstanding under the Credit Facility and (iv) $54.3 million outstanding under the Repurchase Agreement. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility and the Repurchase Agreement. The Fixed Rate Debt has annual interest rates ranging from 4.46% to 7.22%, with a weighted average annual interest rate of 5.88%, and various maturity dates ranging from January, 2011 through August, 2031. The Variable Rate Debt has annual interest rates ranging from LIBOR plus 200 to 325 basis points, and various maturity dates in September, 2011.

As of December 31, 2010, the interest rate in effect for borrowings under the Credit Facility was the Bank of America prime rate plus 250 basis points, and the weighted average interest rate in effect for the Repurchase Agreement was 1.68%. On February 24, 2011, we executed an interest rate swap agreement which fixed the interest rate for term loan borrowings under the Credit Facility to 4.94% per annum based on our overall leverage levels at the time of the transaction. The ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2010, was 50% and the weighted average years to maturity was 5.0 years.

Our contractual obligations as of December 31, 2010 were as follows (in thousands):

	Payments Due by Period(1)(2)(3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years

Principal payments — fixed rate debt(4)	$1,547,135	$104,841	$147,637	$454,663	$839,994
Interest payments — fixed rate debt(5)	509,635	106,328	238,829	129,022	35,456
Principal payments — variable rate debt	38,250	38,250	—	—	—
Interest payments — variable rate debt(6)	637	637	—	—	—
Principal payments — repurchase agreement(7)	54,312	54,312	—	—	—
Interest payments — repurchase agreement	36	36	—	—	—
Principal payments — credit facility	100,000	—	100,000	—	—
Interest payments — credit facility(8)	17,282	5,830	11,452	—	—

Total	$2,267,287	$310,234	$497,918	$583,685	$875,450

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)	The table above does not include loan amounts associated with the two unconsolidated joint ventures, totaling $111.6 million which matures in January 2012 (with extension option to January 2019) and January 2016, as these loans are non- recourse to us.

(4)	Principal payment amounts reflect actual payments based on face amount of notes payable. As of December 31, 2010, the fair value adjustment, net of amortization, of mortgage notes assumed was $12.1 million.

(5)	As of December 31, 2010, we had $122.5 million of variable rate debt fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(6)	Rates ranging from 2.26% to 3.51% were used to calculate the variable rate debt payment obligations in future periods. These were the rates effective as of December 31, 2010.

(7)	The company may elect to renew the terms under the Repurchase Agreement for periods ranging from seven days to 90 days until the CMBS bonds, which are held as collateral, mature.

(8)	Based on interest rate of 5.75% in effect as of December 31, 2010.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Operating Activities.  Net cash provided by operating activities decreased $11.2 million, or 10%, to $105.6 million for the year ended December 31, 2010, compared to $116.9 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in distributions of earnings from unconsolidated joint ventures of $1.7 million combined with an increase in net income before impairment charges of $1.0 million, a decrease in bad debt expense of $2.3 million and a decrease in the change in accounts payable and accrued expenses of $5.1 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities increased $64.7 million, or 142%, to $110.2 million for the year ended December 31, 2010 compared to $45.5 million for the year ended December 31, 2009. The increase was primarily due to an increase of $94.5 million of cash used in conjunction with our real estate acquisitions during the year ended December 31, 2010. During the year ended December 31, 2010, we used cash of $107.5 million to purchase 31 properties, compared to cash paid of $13.0 million combined with the assumption of mortgage notes payable with a face value of $100.8 million and a fair value of $87.8 million to purchase 20 properties during the year ended December 31, 2009. In addition, during the year ended December 31, 2010, we received a return of capital from unconsolidated joint ventures of $1.6 million compared to no return of capital received during 2009. These increases were partially offset by the purchase of two CMBS bonds at a discounted price of $10.5 million, including acquisition costs, and the acquisition of an interest in an unconsolidated joint venture for $16.8 million, including acquisition costs, during the year ended December 31, 2009. No similar purchases were made during the year ended December 31, 2010.

Financing Activities.  Net cash provided by financing activities increased $171.4 million, or 115% to $22.0 million for the year ended December 31, 2010, compared to net cash used of $149.4 million for the year ended December 31, 2009. The change was primarily due to an increase in proceeds from mortgage notes payable, the Credit Facility and our Repurchase Agreement of $340.1 million and a decrease in the redemptions of common stock of $26.7 million, offset primarily by an increase in repayment of mortgage notes payable and our Credit Facility of $189.8 million.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Operating Activities.  Net cash provided by operating activities increased $20.8 million, or 22%, to $116.9 million for the year ended December 31, 2009, compared to $96.1 million for the year ended December 31, 2008. The increase was primarily due to an increase in depreciation and amortization expenses totaling $19.8 million, an increase in impairment of real estate assets of $9.9 million and an increase in distributions from unconsolidated joint ventures of $2.6 million, partially offset by a decrease in net income of $2.7 million and a decrease in the change in accounts payable and accrued expenses of $11.3 million for the year ended December 31, 2009. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities decreased $1.2 billion, or 96%, to $45.5 million for the year ended December 31, 2009 compared to $1.2 billion for the year ended December 31, 2008. The decrease was primarily due to the acquisition of 20 properties, with an average purchase price of $6.2 million during the year ended December 31, 2009, compared to the acquisition of 340 properties, with an average purchase price of $3.8 million during year ended December 31, 2008. In addition, we purchased two CMBS bonds at a discounted price of $10.5 million, including acquisition costs, and invested in an unconsolidated joint venture for $16.8 million, including acquisition costs, during the year ended December 31, 2009, as compared to the purchase of four CMBS bonds at a discounted price of $50.0 million, including acquisition costs, and the acquisition of an indirect interest in a multi-tenant retail building for $53.7 million, including acquisition costs, during the year ended December 31, 2008.

Financing Activities.  During the year ended December 31, 2009, net cash used in financing activities was $149.4 million, compared to net cash provided by financing activities of $1.2 billion for the year ended December 31, 2008, resulting in a change of $1.3 billion, or 113%. The change was primarily due to a decrease in proceeds from issuance of common stock of $1.0 billion, a decrease in the proceeds from mortgage notes payable of $612.4 million and an increase in redemptions of common stock of $38.2 million, offset primarily by a decrease in repayment of mortgage notes payable of $257.1 million and a decrease in offering costs of $99.8 million. The decrease in proceeds from issuance of common stock and in offering costs was due to the termination of the Follow-on Offering on January 2, 2009.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 13 to our consolidated financial statements accompanying this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of Cole Advisors II act as sponsor, general partner or advisor to various private real estate limited partnerships and other real estate-related programs, including CCPT, CCPT III and CCIT. As such, there are conflicts of interest where Cole Advisors II or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for other real estate programs sponsored by Cole Real Estate Investments, may be in conflict with us in connection with providing services to other real-estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors II and these other real estate programs sponsored by Cole Real Estate Investments could influence the advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.

Subsequent Events

Certain events occurred subsequent to December 31, 2010 through the filing date of this Annual Report on Form 10-K. Refer to Note 21 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. Such events include:

•	Issuance of shares of common stock through the DRIP Offering;

•	Redemption of shares of common stock;

•	Real estate acquisitions;

•	Amendment of the Credit Facility;

•	Borrowings and repayment of notes payable and the Credit Facility;

•	Execution of interest rate swap agreement;

•	Distributions declared; and

•	Sale of marketable securities

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with property acquisitions, we have obtained variable rate debt financing to fund certain property acquisitions, and therefore we are exposed to changes in LIBOR and a bank’s prime rate. Our objectives in managing interest rate risk will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered and expect to continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a given financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may enter into rate lock arrangements to lock interest rates on future borrowings.

As of December 31, 2010, $138.3 million of the $1.7 billion outstanding on notes payable, the Credit Facility and Repurchase Agreement was subject to variable interest rates. Amounts due under the Credit Facility bore interest at Bank of America’s prime rate plus 250 basis points. The remaining variable rate debt bore interest at the one-month LIBOR plus 200 to 325 basis points. As of December 31, 2010, a 1% change in interest rates would result in a change in interest expense of $1.4 million per year, assuming all of our derivatives remain effective hedges.

As of December 31, 2010, we had five interest rate swap agreements outstanding, which mature on various dates from September 2011 through March 2016, with an aggregate notional amount under the swap agreements of $122.5 million and an aggregate net fair value of ($3.7) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of December 31, 2010, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.0 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Cole Credit Property Trust II, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Cole Credit Property Trust II Inc.’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that Cole Credit Property Trust II Inc.’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

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

Schedule IV — Mortgage Loans on Real Estate is set forth beginning on page S-18 hereof.

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
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust II, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for business combinations.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 30, 2011

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Investment in real estate assets:
Land	$833,833	$808,109
Buildings and improvements, less accumulated depreciation of $178,906 and $122,887, respectively	1,943,307	1,928,786
Real estate assets under direct financing leases, less unearned income of $15,284 and $16,794, respectively	36,946	37,736
Acquired intangible lease assets, less accumulated amortization of $97,387 and $67,253, respectively	340,606	357,008

Total real estate assets, net	3,154,692	3,131,639
Investment in mortgage notes receivable, net	79,778	82,500

Total real estate and mortgage assets, net	3,234,470	3,214,139
Cash and cash equivalents	45,791	28,417
Restricted cash	8,345	9,536
Marketable securities	—	56,366
Marketable securities pledged as collateral	81,995	—
Investment in unconsolidated joint ventures	38,324	40,206
Rents and tenant receivables, less allowance for doubtful accounts of $646 and $1,648, respectively	45,616	33,544
Prepaid expenses and other assets	3,866	4,253
Deferred financing costs, less accumulated amortization of $13,599 and $11,713, respectively	26,928	26,643

Total assets	$3,485,335	$3,413,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,673,243	$1,607,473
Repurchase agreement	54,312	—
Accounts payable and accrued expenses	15,597	20,023
Due to affiliates	1,496	509
Acquired below market lease intangibles, less accumulated amortization of
$32,095 and $21,470, respectively	140,797	149,832
Distributions payable	11,097	10,851
Deferred rent, derivative and other liabilities	16,181	14,672

Total liabilities	1,912,723	1,803,360

Commitments and contingencies
Redeemable common stock	12,237	87,760

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 209,317,346 and 204,662,620 shares issued and outstanding, respectively	2,093	2,047
Capital in excess of par value	1,878,118	1,762,904
Accumulated distributions in excess of earnings	(332,547)	(233,480)
Accumulated other comprehensive income (loss)	12,711	(9,487)

Total stockholders’ equity	1,560,375	1,521,984

Total liabilities and stockholders’ equity	$3,485,335	$3,413,104

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rental and other property income	$238,706	$240,303	$178,297
Tenant reimbursement income	14,044	19,124	12,225
Earned income from direct financing leases	2,067	1,912	2,183
Interest income on mortgage notes receivable	6,661	6,867	7,081
Interest income on marketable securities	7,672	7,249	1,218

Total revenue	269,150	275,455	201,004

Expenses:
General and administrative expenses	6,989	7,020	5,632
Property operating expenses	20,294	25,821	16,796
Property and asset management expenses	16,447	14,904	9,762
Acquisition related expenses	3,441	3,241	—
Depreciation	56,615	56,122	42,647
Amortization	28,547	34,628	21,212
Impairment of real estate assets	4,500	13,500	3,550

Total operating expenses	136,833	155,236	99,599

Operating income	132,317	120,219	101,405

Other income (expense):
Equity in income of unconsolidated joint ventures	965	612	471
Interest and other income	125	572	1,279
Interest expense	(102,977)	(98,997)	(78,063)

Total other expense	(101,887)	(97,813)	(76,313)

Net income	$30,430	$22,406	$25,092

Weighted average number of common shares outstanding:
Basic	207,198,078	202,686,670	146,198,235

Diluted	207,198,078	202,690,094	146,201,399

Net income per common share:
Basic and diluted	$0.15	$0.11	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess	in Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Income (Loss)	Equity

Balance, January 1, 2008	93,621,094	$936	$824,676	$(44,526)	$—	$781,086

Issuance of common stock	109,719,921	1,097	1,092,615	—	—	1,093,712
Distributions	—	—	—	(102,495)	—	(102,495)
Commissions on stock sales and related dealer manager fees	—	—	(93,004)	—	—	(93,004)
Other offering costs	—	—	(7,397)	—	—	(7,397)
Redemptions of common stock	(1,044,267)	(10)	(10,080)	—	—	(10,090)
Stock compensation expense	—	—	8	—	—	8
Redeemable common stock	—	—	(43,386)	—	—	(43,386)
Comprehensive loss:
Net income	—	—	—	25,092	—	25,092
Unrealized loss on marketable securities	—	—	—	—	(25,756)	(25,756)
Unrealized loss on interest rate swaps	—	—	—	—	(2,794)	(2,794)

Total comprehensive loss						(3,458)

Balance, December 31, 2008	202,296,748	$2,023	$1,763,432	$(121,929)	$(28,550)	$1,614,976

Issuance of common stock	7,473,804	75	70,988	—	—	71,063
Distributions	—	—	—	(133,957)	—	(133,957)
Other offering costs	—	—	(563)	—	—	(563)
Redemptions of common stock	(5,107,932)	(51)	(48,252)	—	—	(48,303)
Stock compensation expense	—	—	13	—	—	13
Redeemable common stock	—	—	(22,714)	—	—	(22,714)
Comprehensive income:
Net income	—	—	—	22,406	—	22,406
Unrealized gain on marketable securities	—	—	—	—	19,072	19,072
Unrealized loss on interest rate swaps	—	—	—	—	(9)	(9)

Total comprehensive income						41,469

Balance, December 31, 2009	204,662,620	$2,047	$1,762,904	$(233,480)	$(9,487)	$1,521,984

Issuance of common stock	7,037,054	70	61,307	—	—	61,377
Distributions	—	—	—	(129,497)	—	(129,497)
Other offering costs	—	—	(9)	—	—	(9)
Redemptions of common stock	(2,382,328)	(24)	(21,614)	—	—	(21,638)
Stock compensation expense	—	—	7	—	—	7
Decrease in redeemable common stock	—	—	75,523	—	—	75,523
Comprehensive income:
Net income	—	—	—	30,430	—	30,430
Unrealized gain on marketable securities	—	—	—	—	23,051	23,051
Unrealized loss on interest rate swaps	—	—	—	—	(853)	(853)

Total comprehensive income						52,628

Balance, December 31, 2010	209,317,346	$2,093	$1,878,118	$(332,547)	$12,711	$1,560,375

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$30,430	$22,406	$25,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,615	56,122	42,647
Amortization of intangible lease assets and below market lease intangibles, net	20,695	22,606	15,893
Amortization of deferred financing costs	6,580	5,969	5,814
Amortization of premiums on mortgage notes receivable	687	671	635
Accretion of discount on marketable securities	(2,578)	(2,216)	(310)
Amortization of fair value adjustments of mortgage notes payable assumed	1,849	1,421	78
Bad debt (recovery) expense	(257)	1,993	1,933
Stock compensation expense	7	13	8
Impairment of real estate assets	4,500	13,500	3,550
Equity in income of unconsolidated joint ventures	(965)	(612)	(471)
Return on investment in unconsolidated joint ventures	1,285	2,957	376
Property condemnation and easement loss (gain)	—	139	(34)
Changes in assets and liabilities:
Rents and tenant receivables	(11,815)	(13,325)	(16,047)
Prepaid expenses and other assets	246	771	(2,215)
Accounts payable and accrued expenses	(3,436)	1,687	12,945
Due to affiliates, deferred rent and other liabilities	1,784	2,770	6,179

Net cash provided by operating activities	105,627	116,872	96,073

Cash flows from investing activities:
Investment in real estate and related assets	(107,492)	(13,018)	(1,146,670)
Other additions to real estate and related assets	(8,298)	(6,104)	(1,095)
Investment in marketable securities	—	(10,495)	(50,029)
Investment in unconsolidated joint ventures	—	(16,759)	(53,744)
Return of investment from unconsolidated joint ventures	1,562	—	28,046
Investment in mortgage notes receivable and related acquisition costs	—	—	(102)
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	2,825	1,823	1,573
Proceeds from easement and condemnation of assets	5	27	475
Change in restricted cash	1,191	(971)	5,468

Net cash used in investing activities	(110,207)	(45,497)	(1,216,078)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	46	1,040,237
Offering costs on issuance of common stock	(9)	(563)	(100,402)
Redemptions of common stock	(21,638)	(48,303)	(10,090)
Distributions to investors	(67,874)	(63,966)	(42,575)
Proceeds from notes payable and line of credit	391,000	105,242	717,604
Repayment of notes payable and line of credit	(327,079)	(137,325)	(394,390)
Proceeds from repurchase agreement	54,312	—	—
Refund of loan deposits	2,145	795	5,169
Payment of loan deposits	(2,145)	(770)	(5,194)
Escrowed investor proceeds liability	—	(18)	(12,720)
Deferred financing costs paid	(6,758)	(4,581)	(14,666)

Net cash provided by (used in) financing activities	21,954	(149,443)	1,182,973

Net increase (decrease) in cash and cash equivalents	17,374	(78,068)	62,968
Cash and cash equivalents, beginning of year	28,417	106,485	43,517

Cash and cash equivalents, end of year	$45,791	$28,417	$106,485

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP II.

As of December 31, 2010, the Company owned 725 properties comprising 20.6 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2010, the rentable space at these properties was 94% leased. As of December 31, 2010, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, the Company had a majority indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a majority indirect interest in a ten-property storage facility portfolio as of December 31, 2010. In addition, the Company owned six commercial mortgage-backed securities (“CMBS”) bonds as of December 31, 2010.

On June 27, 2005, the Company commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Initial Offering”). The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, the Company increased the aggregate amount of the Initial Offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the DRIP in a related Registration Statement on Form S-11. Subsequently, the Company reallocated the shares of common stock available such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of $541.4 million and a maximum of 1,202,000 shares was available under the DRIP for an aggregate offering price of $11.4 million.

The Company commenced its principal operations on September 23, 2005, when it issued the initial 486,000 shares of its common stock in the Initial Offering. The Company terminated the Initial Offering on May 22, 2007. As of the close of business on May 22, 2007, the Company had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the DRIP, resulting in gross offering proceeds to the Company of $547.4 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the DRIP. Unsold shares in the Initial Offering have been deregistered.

On May 23, 2007, the Company commenced its follow-on public offering of up to 150,000,000 shares of its common stock (the “Follow-on Offering”). The Company terminated the Follow-on Offering on January 2, 2009. As of the close of business on January 2, 2009, the Company had issued a total of 147,454,259 shares in the Follow-on Offering, including 141,520,572 shares sold in the primary offering and 5,933,687 shares sold pursuant to the DRIP, resulting in gross offering proceeds of $1.5 billion. At the completion of the Follow-on Offering, a total of 1,595,741 shares of common stock remained unsold, including 1,529,428 shares that remained unsold in the primary offering and 66,313 shares of common stock that remained unsold pursuant to the DRIP. Unsold shares in the Follow-on Offering were deregistered.

On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Follow-on Offering, the “Offerings”). On June 22, 2010, the Company’s board of directors amended the DRIP to provide that reinvestments of distributions made on or after July 15, 2010 will be made at a price equal to the most recent estimated per share value of the Company’s common stock as determined by the board of directors. The board of directors determined that the estimated value of the Company’s common stock, as of June 22, 2010, was $8.05 per share, which will be the price used for the purchase of shares pursuant to the DRIP until such time as the board provides a new share value estimate. As of December 31, 2010, the Company had issued 15,790,886 shares of common stock in the DRIP Offering, resulting in gross proceeds of $144.5 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of $2.2 billion (including shares sold pursuant to the DRIP) as of December 31, 2010, before offering costs, selling commissions, and dealer management fees of $188.3 million and before share redemptions of $82.2 million.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believes listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to May 22, 2017, its charter requires that it either: (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation. If neither proposal is approved, the Company may continue to operate as before.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Certain reclassifications have been made to the prior years’ Consolidated Statement of Cash Flows to separately present other additions to real estate and related assets from the Company’s acquired real estate and related assets in order to conform to the current year presentation.

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

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

The Company continues to monitor certain properties for which it has identified impairment indicators. As of December 31, 2010, the Company had eight properties with an aggregate book value of $60.8 million for which it assessed the recoverability of the carrying values. For each of these properties the undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continued to exceed the carrying value of these assets as of December 31, 2010. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. During the year ended December 31, 2010, the Company identified one property with impairment indicators for which the undiscounted future operating cash flows expected from the use of the property and related intangible assets and their eventual disposition was less than the carrying value of the assets. As a result, the Company reassessed and reduced the carrying values of both the real estate assets and the related intangible assets to their estimated fair value and recorded an impairment loss of $4.5 million during the year ended December 31, 2010. In addition, the Company identified one property during each of the years ended December 31, 2009 and 2008 with impairment indicators for which the undiscounted future operating cash flows expected from the use of the respective property and related intangible assets and their eventual dispositions were less than the carrying value of the respective assets. As a result, the Company reassessed and reduced the carrying values of both the real estate and related intangible assets to their estimated fair values and recorded an impairment loss of $13.5 million and $3.6 million during the years ended December 31, 2009 and 2008, respectively.

Projections of expected future cash flows require the Company to use estimates such as current market rental rates on vacant properties, future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property is held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related intangible assets.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the estimated net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of December 31, 2010 or 2009.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of the opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These costs are capitalized as intangible lease assets and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

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

Investment in Direct Financing Leases

The Company evaluates the leases associated with its real estate properties in accordance with ASC 840, Leases. For the real estate property leases classified as direct financing leases, the building portion of the property leases are accounted for as direct financing leases while the land portion of these leases are accounted for as operating leases. For the direct financing leases, the Company records an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease to determine collectability primarily through the evaluation of payment history. There were no amounts past due as of December 31, 2010, 2009 and 2008. The Company does not provide for an allowance based on the grouping of direct financing leases as the Company believes the characteristics of each direct financing lease are not sufficiently similar to allow an evaluation as a group for a possible allowance. As such, all of the Company’s direct financing leases are evaluated individually for this purpose. Any write-downs of estimated residual value are recognized as impairments in the current period. There were no impairment losses or allowances recorded related to direct financing leases during the years ended December 31, 2010, 2009, and 2008.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due as of December 31, 2010, 2009, and 2008. The Company does not provide for an allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow for an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses or allowances were recorded related to mortgage notes receivable for the years ended December 31, 2010, 2009 and 2008.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash

Restricted cash included $8.3 million as of December 31, 2010 and 2009 for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash also included $1.2 million as of December 31, 2009, for the contractual obligations related to the earnout agreements discussed in Note 5 below. No amounts were included in restricted cash related to the earnout agreements as of December 31, 2010.

Investment in Marketable Securities

Investments in marketable securities consist of investments in CMBS. ASC 470, Debt, requires the Company to classify its investments in real estate securities as “trading,” “available-for-sale” or “held-to-maturity.” The Company classifies its investments as available-for-sale as the Company intends to hold its investments until maturity, however the Company may sell them prior to their maturity. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on estimated quoted market prices from third party trading desks, where available. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of December 31, 2010 consisted of the Company’s non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a majority interest in a joint venture that owns a ten-property storage facility portfolio. Consolidation of these investments is not required as the entities do not qualify as a variable interest entity (“VIE”) and do not meet the control requirements for consolidation, as defined in ASC 810, Consolidation. Each of us and the respective joint venture partner must approve decisions about the respective entity’s activities that have a significant effect on the success of the entity. As of December 31, 2010, the aggregate carrying value of assets held within the unconsolidated joint ventures was $148.6 million and the face value of the non-recourse mortgage notes payable was $111.6 million. As of December 31, 2009, the aggregate carrying value of assets

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held within the unconsolidated joint ventures was $152.3 million and the face value of the non-recourse mortgage notes payable was $113.5 million.

The Company accounts for the unconsolidated joint ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company evaluates the carrying amount of each investment for impairment in accordance with ASC 323. The unconsolidated joint ventures are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require the Company’s management to exercise significant judgments and assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to the unconsolidated joint ventures for the years ended December 31, 2010, 2009 and 2008.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily includes expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

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

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2010, 2009 and 2008, was $6.6 million, $6.0 million and $5.8 million, respectively, and was recorded in interest expense in the consolidated statements of operations.

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

Income Taxes

The Company qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2010, the Company had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of federally insured levels totaling $47.9 million; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

No single tenant accounted for greater than 10% of the Company’s gross annualized rental revenues for the year ended December 31, 2010. Tenants in the specialty retail, drugstore and restaurant industries comprised 18%, 16% and 13%, respectively, of the Company’s 2010 gross annualized rental revenues for the year ended December 31, 2010. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2010, 165 of the Company’s properties were located in Texas and 22 were located in Florida, accounting for 16% and 10% of the Company’s 2010 gross annualized rental revenues, respectively.

Offering and Related Costs

Cole Advisors II funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. No amounts were incurred by Cole Advisors II for organization and offering costs during the year ended December 31, 2010 on behalf of the Company. During the year ended December 31, 2009 and 2008, Cole Advisors II incurred organization and offering costs of $525,000 and $7.4 million, respectively, on behalf of the Company, of which, all were reimbursable by the Company. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively. Organization costs are expensed as incurred.

Due to Affiliates

As of December 31, 2010, $1.5 million was due to Cole Advisors II and its affiliates primarily related to the reimbursement of general and administrative, acquisition, property and asset management expenses incurred. As of December 31, 2009, the amount due to affiliates consisted of $509,000 due to Cole Advisors II

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and its affiliates primarily related to the reimbursement of general and administrative and property management expenses incurred.

Stockholders’ Equity

As of each of the years ended December 31, 2010 and 2009, the Company was authorized to issue 240,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval. The par value of investor proceeds raised from the Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.

Redeemable Common Stock

The Company’s board of directors suspended the share redemption program on November 10, 2009 and reinstated the share redemption program, effective August 1, 2010, and adopted several amendments to the program. Pursuant to the amended share redemption program, during any calendar year, the Company will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder), and the cash available for redemptions (including those upon death or qualifying disability) is limited to the net cumulative proceeds from the sale of shares pursuant to the DRIP. In addition, the Company will redeem shares on a quarterly basis, at the rate of one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter (including those upon death or qualifying disability of a stockholder) will also be limited to the net proceeds the Company receives from the sale of shares during such quarter under the DRIP. Prior to the amendment, the Company’s share redemption program provided that all redemptions during any calendar year, including those upon death or qualifying disability, were limited to those that could be funded with net cumulative proceeds from the DRIP. The introduction of the quarterly limits to the amended share redemption program resulted in a decrease in redeemable common stock from $87.8 million as of December 31, 2009 to $12.2 million as of December 31, 2010.

Pursuant to the amended program, the redemption price per share is dependent on the length of time the shares are held and the estimated share value. For purposes of establishing the redemption price per share, estimated share value means the most recently disclosed estimated value of the Company’s shares of common stock, as determined by the Company’s board of directors, including a majority of the Company’s independent directors (the “Estimated Share Value”). As of December 31, 2010, the Estimated Share Value was $8.05 per share, as determined by the Company’s board of directors on June 22, 2010.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of all potentially dilutive share equivalents, including outstanding employee stock options. See Note 16 below.

Stock Options

ASC 718, Compensation — Stock Compensation (“ASC 718”), requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the 2004 Independent Directors Stock Option Plan (“IDSOP”) (see Note 16), based on estimated fair values. As of December 31, 2010 and 2009, there were 45,000 stock options outstanding under the IDSOP at a weighted average exercise price of $9.12 per share.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s operating segments consist of commercial properties, which include activities related to investing in real estate including retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2010, 2009 and 2008.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.

On June 22, 2010, the Company’s board of directors approved the Third Amended and Restated Distribution Reinvestment Plan, which was effective July 15, 2010. Pursuant to the amended DRIP, beginning with reinvestments made on or after July 15, 2010, distributions are reinvested in shares of the Company’s common stock at a price equal to the most recent Estimated Share Value. The Company’s board of directors determined that the Estimated Share Value, as of June 22, 2010, was $8.05 per share, which is the per share value used for the purchase of shares pursuant to the DRIP, beginning July 15, 2010, until such time as the board of directors provides a new share value estimate.

On September 20, 2010, the Company’s board of directors declared a daily distribution of $0.001712523 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2010 and ending on December 31, 2010. As of December 31, 2010, the Company had distributions payable of $11.1 million. The distributions were paid in January 2011, of which $5.1 million was reinvested in shares through the DRIP.

Repurchase Agreement

In certain circumstances the Company may obtain financing through a repurchase agreement. The Company evaluates the initial transfer of a financial instrument and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing, and accordingly, both the securities and related repurchase agreement payable are recorded separately in the consolidated balance sheet. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 has not had a material impact on the Company’s consolidated financial statement disclosures.

In July 2010, FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”), which enhances the qualitative and quantitative disclosures with respect to the credit quality and related allowance for credit losses of financing receivables. Finance receivables includes mortgage notes receivable, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company’s March 31, 2011 interim reporting period. The Company has incorporated the required disclosures within this Annual Report on Form 10-K, where applicable. The adoption of ASU 2010-20 has not had a material impact on the Company’s consolidated financial statements.

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

A summary of the Company’s real estate assets measured at fair value on a non-recurring basis during the year ended December 31, 2010 is as follows (in thousands):

		Fair Value Measurement of
	Re-measured	Reporting Data Using			Total
Description:	Balance	Level 1	Level 2	Level 3	Losses

Investment in real estate assets	$3,523	$—	$—	$3,523	$4,500

During the year ended December 31, 2010, real estate assets with a carrying amount of $8.0 million related to one property were deemed to be impaired and their carrying values were reduced to their estimated

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of $3.5 million, resulting in an impairment charge of $4.5 million, which is included in impairment on real estate assets on the consolidated statement of operations for the year ended December 31, 2010.

A summary of the Company’s real estate assets measured at fair value on a non-recurring basis during the year ended December 31, 2009 is as follows (in thousands):

		Fair Value Measurement of
	Re-measured	Reporting Data Using			Total
Description:	Balance	Level 1	Level 2	Level 3	Losses

Investment in real estate assets	$9,560	$—	$—	$9,560	$13,500

During the year ended December 31, 2009, real estate assets with a carrying amount of $23.1 million related to one property were deemed to be impaired and their carrying values were reduced to their estimated fair value of $9.6 million, resulting in an impairment charge of $13.5 million, which is included in impairment on real estate assets on the consolidated statement of operations for the year ended December 31, 2009.

The Company used a discounted cash flow analysis and recent comparable sales transactions to estimate the fair value of real estate assets. The discounted cash flow analysis utilized internally prepared probability-weighted cash flow estimates, including estimated discount ranges and terminal capitalization rates, which were within historical average ranges and gathered for specific geographic areas based on available information obtained from third-party service providers and reports.

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

Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of December 31, 2010 and 2009. The estimated fair value of these notes was $83.9 million and $86.6 million as of December 31, 2010 and December 31, 2009, respectively, as compared to the carrying values of $79.8 million and $82.5 million as of December 31, 2010 and December 31, 2009, respectively.

Notes payable, line of credit and repurchase agreement — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2010 and December 31, 2009. The estimated fair value of the notes payable, line of credit and repurchase agreement was $1.7 billion and $1.5 billion as of December 31, 2010 and December 31, 2009, respectively, as compared to the carrying value of $1.7 billion and $1.6 billion as of December 31, 2010 and December 31, 2009, respectively.

Marketable securities — The Company’s marketable securities, including those pledged as collateral, are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar CMBS tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. As of December 31, 2010 and December 31, 2009, no marketable securities were valued using internal models. Significant judgment is involved in valuations and

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

different judgments and assumptions used in management’s valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities	$81,995	$—	$—	$81,995

Liabilities:
Interest rate swaps	$3,656	$—	$3,656	$—

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities	$56,366	$—	$—	$56,366
Interest rate cap agreements(1)	—	—	—	—
Interest rate swaps	141	—	141	—

Total Assets	$56,507	$—	$141	$56,366

Liabilities:
Interest rate swaps	$2,944	$—	$2,944	$—

(1)	The fair value of the interest rate cap agreements was less than $1,000 at December 31, 2009.

The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) (in thousands) for the years ended December 31, 2010 and 2009:

		Net Realized/		Purchases,
	Balance as of	Unrealized Gains	Net	Issuances,	Transfers in	Balance as of
	December 31,	(Losses) Included	Unrealized	Settlements and	and Out of	December 31,
	2009	in Earnings	Gain	Amortization	Level 3	2010

Marketable securities	$56,366	$—	$23,051	$2,578	$—	$81,995

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Net Realized/		Purchases,
	Balance as of	Unrealized Gains	Net	Issuances,	Transfers in	Balance as of
	December 31,	(Losses) Included	Unrealized	Settlements and	and Out of	December 31,
	2008	in Earnings	Gain	Amortization	Level 3	2009

Marketable securities	$24,583	$—	$19,072	$12,711	$—	$56,366

NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES

The components of investment in direct financing leases as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009

Minimum lease payments receivable	$24,376	$26,676
Estimated residual value of leased assets	27,854	27,854
Unearned income	(15,284)	(16,794)

Total	$36,946	$37,736

A summary of minimum future lease payments, exclusive of any renewals, under the non-cancelable direct financing leases as of December 31, 2010 is as follows (in thousands):

Year Ended December 31,	Amount

2011	$2,889
2012	2,921
2013	2,932
2014	2,782
2015	2,403
Thereafter	10,449

Total	$24,376

NOTE 5 — REAL ESTATE ACQUISITIONS

2010 Property Acquisitions

During the year ended December 31, 2010, the Company acquired a 100% interest in 31 commercial properties for an aggregate purchase price of $107.5 million (the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions with a combination of proceeds from the DRIP Offering, cash flows from operations and net proceeds from borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2010

Land	$27,109
Building and improvements	69,047
Acquired in-place leases	13,894
Acquired above-market leases	1,498
Acquired below-market leases	(4,056)

Total purchase price	$107,492

In addition, during the year ended December 31, 2010, the Company substituted one property for two new properties under a master lease agreement with one of the Company’s tenants. The contractual lease

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments due under the master lease agreement did not change as a result of this substitution. The allocation of the non-cash consideration resulted in an increase to the Company’s depreciable assets and a decrease in the related land assets of $136,000. No gain or loss was recorded related to this transaction.

The Company recorded revenue for the year ended December 31, 2010 of $2.5 million, and a net loss for the year ended December 31, 2010 of $2.3 million related to the 2010 Acquisitions. In addition, the Company expensed $3.4 million of acquisition costs related to the 2010 Acquisitions.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2010 Acquisitions were completed on January 1, 2009 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009

Pro Forma Basis (unaudited):
Revenue	$277,167	$285,971
Net income	$38,850	$25,240

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

2009 Property Acquisitions

During the year ended December 31, 2009, the Company acquired a 100% interest in 20 commercial properties for an aggregate purchase price of $113.8 million (the “2009 Acquisitions”). In addition to available cash, the Company purchased the 2009 Acquisitions with the assumption of mortgage loans, with a face value totaling $100.8 million and a fair value totaling $87.8 million. The mortgage loans generally are secured by the individual property on which the loan was made. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2009

Land	$38,128
Building and improvements	58,484
Acquired in-place leases	14,581
Acquired above-market leases	63
Acquired below-market leases	(10,417)
Fair value adjustment of assumed notes payable	12,969

Total purchase price	$113,808

The Company recorded revenues for the year ended December 31, 2009 of $6.7 million, and net losses for the year ended December 31, 2009 of $4.8 million, related to the 2009 Acquisitions. In addition, the Company expensed $3.2 million of acquisition costs related to the 2009 Acquisitions.

Earnout Agreements

During the year ended December 31, 2010, the Company owned two properties subject to earnout provisions obligating the Company to pay additional consideration to the respective seller contingent on the leasing and occupancy of vacant space at the properties. These earnout payments are based on a predetermined formula, and each earnout agreement has a set time period regarding the obligation to make these payments. If, at the end of the time period, certain space has not been leased and occupied, the Company will have no further obligation. During

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2010, the Company paid $1.6 million subject to the earnout agreement provisions described above, and reduced the estimated obligation by $983,000 due to current market conditions and the expiration of the set time period provided in the earnout agreements. As of December 31, 2010, the Company had an earnout liability of $150,000, which was recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Amounts paid and accrued under the earnout agreements are capitalized as additional purchase price of the applicable property. Reductions in the earnout liability due to changes in market conditions or expiration of the earnout period are recorded as a reduction in the purchase price of the applicable property. As of December 31, 2009, the estimated earnout obligation was $2.7 million.

Investment in Unconsolidated Joint Ventures

The Company did not enter into any new joint venture agreements during the year ended December 31, 2010. During the year ended December 31, 2009, the Company invested $101.0 million to acquire a majority interest in a joint venture that owns a ten-property storage facility portfolio.

NOTE 6 — ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2010	2009

Acquired in place leases, net of accumulated amortization of $84,507 and $58,563 respectively (with a weighted average life of 147 and 155 months, respectively)	$291,048	$304,405
Acquired above market leases, net of accumulated amortization of $12,880 and $8,690 respectively (with a weighted average life of 151 and 159 months, respectively)	49,558	52,603

	$340,606	$357,008

Amortization expense recorded on the intangible lease assets, for the years ended December 31, 2010, 2009 and 2008, was $33.2 million, $40.0 million and $24.4 million, respectively.

Estimated amortization expense to be recorded on the intangible lease assets as of December 31, 2010 for the five succeeding years is as follows (in thousands):

	Amount
Year	Leases In-Place	Above Market Leases

2011	$27,040	$4,374
2012	$26,752	$4,341
2013	$25,817	$4,252
2014	$25,212	$4,214
2015	$23,938	$4,147

NOTE 7 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

As of December 31, 2010, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (collectively, the “Mortgage Notes”). As of December 31, 2010, the Mortgage Notes balance was $79.8 million, which included $6.9 million premium and $2.0 million of acquisition costs, and was net of accumulated amortization of $2.1 million. As of December 31, 2009, the Mortgage Notes balance was $82.5 million, which included $6.9 million premium and $2.0 million of acquisition costs, and was net of accumulated amortization of $1.4 million. The premium and acquisition costs are amortized into interest income over the term of each of the Mortgage Notes using the

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum and a weighted average interest rate of 9.88%. There were no amounts past due as of December 31, 2010, 2009 and 2008.

NOTE 8 — MARKETABLE SECURITIES

As of December 31, 2010 and 2009, the Company owned six CMBS bonds, with an estimated aggregate fair value of $82.0 million and $56.4 million, respectively. During the year ended December 31, 2010, the Company pledged the securities as collateral to a bank under a repurchase agreement, who provided secured borrowings in the amount of $54.3 million (the “Repurchase Agreement”), with a weighted average initial interest rate of 1.68% (see Note 10 below). As a result, the Company reclassified the CMBS bonds from marketable securities to marketable securities pledged as collateral in the consolidated balance sheet as of December 31, 2010. The following provides the activity for the CMBS bonds during the year ended December 31, 2010 (in thousands):

	Amortized Cost	Unrealized (Loss)
	Basis	Gain	Total

Marketable securities as of December 31, 2009	$63,050	$(6,684)	$56,366
Increase in fair value of marketable securities	—	23,051	23,051
Accretion of discounts on marketable securities	2,578	—	2,578

Marketable securities as of December 31, 2010	$65,628	$16,367	$81,995

During the year ended December 31, 2010, the Company recognized an unrealized gain of $23.1 million related to these investments, which is included in accumulated other comprehensive income on the accompanying statements of stockholders’ equity as of December 31, 2010, and the consolidated balance sheet for the year ended December 31, 2010. The Company recognized an unrealized gain of $19.1 million related to these investments for the year ended December 31, 2009, which is included in accumulated other comprehensive loss on the accompanying statements of stockholders’ equity as of December 31, 2009, and the consolidated balance sheet for the year ended December 31, 2009.

The cumulative unrealized loss as of December 31, 2009, was deemed to be a temporary impairment based upon (i) the Company having no intent to sell these securities, (ii) it is more likely than not that the Company will not be required to sell the securities before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of these securities. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of December 31, 2009, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the six CMBS bonds were in an unrealized gain position as of December 31, 2010. The scheduled maturities of the marketable securities as of December 31, 2010 are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value

Due within one year	$—	$—
Due after one year through five years	28,476	39,297
Due after five years through ten years	37,152	42,698
Due after ten years	—	—

	$65,628	$81,995

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.

NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The table below summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands). Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 above. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.

						Fair Value of Asset
	Balance Sheet	Notional	Interest	Effective	Maturity	December 31,	December 31,
	Location	Amount	Rate	Date	Date	2010(1)	2009(2)

Derivatives not designated as hedging instruments
Interest Rate Cap	Prepaid expenses and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$—	$—
Interest Rate Cap	Prepaid expenses and other assets	34,000	7.0%	10/1/2008	9/1/2010	—	—

		$70,000				$—	$—

(1)	The interest rate caps matured during the year ended December 31, 2010.

(2)	The fair value of the rate caps was less than $1,000.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Fair Value of Asset (Liability)
	Balance Sheet	Notional	Interest	Effective	Maturity	December 31,	December 31,
	Location	Amount	Rate	Date	Date	2010	2009

Derivatives designated as hedging instruments
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%	11/4/2008	10/31/2012	$(1,767)	$(1,663)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%	12/10/2008	9/26/2011	(571)	(778)
Interest Rate Swap	Deferred rent, derivative and other liabilities	15,043	6.2%	6/12/2009	6/11/2012	(531)	(503)
Interest Rate Swap(1)	Deferred rent, derivative and other liabilities	7,200	5.8%	2/20/2009	3/1/2016	(210)	100
Interest Rate Swap(1)	Deferred rent, derivative and other liabilities	30,000	6.0%	11/24/2009	10/16/2012	(577)	41

		$122,493				$(3,656)	$(2,803)

(1)	As of December 31, 2009, the fair value of the interest rate swap agreement was in a financial asset position and was included in the accompanying December 31, 2009 consolidated balance sheet in prepaid expenses and other assets.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of ASC 815, are recorded as a gain or loss in earnings. The interest rate cap agreements were not designated as hedges.

The following tables summarize the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

Amount of Gain Recognized in Income on Derivative
Derivatives Not Designated	Location of Gain Recognized	Year Ended	Year Ended
as Hedging Instruments	in Income on Derivative	December 31, 2010	December 31, 2009

Interest Rate Caps(1)	Interest expense	$—	$—

	Amount of (Loss) Recognized in Other
	Comprehensive Income on Derivative
Derivatives in Cash Flow	Year Ended	Year Ended
Hedging Relationships	December 31, 2010	December 31, 2009

Interest Rate Swaps(2)	$(853)	$(9)

(1)	The gain recognized on the rate cap was less than $1,000.

(2)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the years ended December 31, 2010 and 2009. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the years ended December 31, 2010 and 2009.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivative asset in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of December 31, 2010 and 2009, there have been no termination events or events of default related to the interest rate swaps.

NOTE 10 — NOTES PAYABLE AND LINE OF CREDIT

As of December 31, 2010, the Company had $1.7 billion of debt outstanding, consisting of (i) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), (ii) $38.3 million in variable rate mortgage loans (the “Variable Rate Debt”), (iii) $100.0 million outstanding under the line of credit and (iv) $54.3 million outstanding under the Repurchase Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt, Variable Rate Debt and Repurchase Agreement was $2.7 billion as of December 31, 2010. The combined weighted average interest rate was 5.66% and the weighted average years to maturity was 5.0 years.

Notes Payable

The Fixed Rate Debt has annual interest rates ranging from 4.46% to 7.22%, with a weighted average annual interest rate of 5.88%, and various maturity dates ranging from January, 2011 through August, 2031. The Variable Rate Debt has annual interest rates ranging from LIBOR plus 200 to 325 basis points, and various maturity dates in September, 2011. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate related assets on which the debt was placed.

During the year ended December 31, 2010, the Company issued $102.0 million of notes payable, which bear fixed annual interest rates ranging from 5.04% to 5.66%, and mature on various dates from August, 2017 to May, 2020. With respect to $41.0 million of such notes, the lender can reset the interest rate on May 1, 2015, at which time the Company can accept the interest rate through the maturity date of May 1, 2020, or the Company may decide to reject the rate and prepay the loan on May 1, 2015. In addition, during the year ended December 31, 2010, the Company repaid $84.7 million of variable rate debt and $20.4 million of fixed rate debt, including monthly principal payments on amortizing loans.

Generally, the Fixed Rate Debt may not be prepaid, in whole or in part, except under the following circumstances: (i) prepayment may be made subject to payment of a yield-maintenance premium or through defeasance, (ii) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (iii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

In the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. The interest rate during the hyper-amortization period shall be the fixed interest rate as stated on the respective mortgage note agreement plus 2.0%. The individual mortgage note maturity date, under the hyper-amortization provisions, will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to (i) all payments for escrow or reserve accounts, (ii) payment of interest at the

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original fixed interest rate, (iii) payments for the replacement reserve account, (iv) any other amounts due in accordance with the mortgage note agreement other than any additional interest expense, (v) any operating expenses of the property pursuant to an approved annual budget, (vi) any extraordinary expenses, (vii) payments to be applied to the reduction of the principal balance of the mortgage note, and (viii) any additional interest expense, which is not paid will be added to the principal balance of the mortgage note.

In general, the notes payable are non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company was in compliance with the financial covenants as of December 31, 2010.

Line of Credit

On December 17, 2010, the Company entered into a senior unsecured credit facility (the “Credit Facility”) providing for up to $315.0 million of borrowings pursuant to an amended and restated credit agreement (the “Credit Agreement”) with a syndication of banks. Concurrently, the obligations under the Company’s $135.0 million credit agreement dated as of May 23, 2008, (the “Previous Credit Agreement”), were terminated, and all amounts outstanding under the Previous Credit Agreement were paid in full with proceeds from the Credit Facility.

The Credit Facility allows the Company to borrow up to $215.0 million in revolving loans and a $100.0 million term loan (the “Term Loan”). Up to 15.0% of the total amount available may be used for issuing letters of credit and up to $20.0 million may be used for “swingline” loans, which generally are loans of a minimum of $100,000 for which the Borrower receives funding on the same day as its loan request, and which are repaid within five business days. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $450.0 million, with each increase being no less than $25.0 million. Subsequent to December 31, 2010, the Credit Facility was amended to increase the total amount of available borrowings from $315.0 million to $350.0 million and to increase the Term Loan to $111.1 million. The Credit Facility matures on December 17, 2013.

Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. Eurodollar rate loans have variable rates which are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 275 to 400 basis points, determined by the leverage ratio of the Company in accordance with the agreement. Base rate committed loans have variable rates equal to the greater of (a) the Federal Funds Rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the Eurodollar Rate plus 1.0%; plus 175 to 300 basis points, determined by the leverage ratio of the Company in accordance with the agreement (the “Base Rate”).

The Company borrowed the initial $100.0 million Term Loan under the Credit Facility on December 17, 2010, which bears interest at the Base Rate. As of December 31, 2010, the interest rate in effect for the Credit Facility was Bank of America’s prime rate plus 250 basis points. On February 24, 2011, the Company executed an interest rate swap agreement which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to 350 basis points at the time the transaction was executed. The Company will be required to make quarterly interest payments on the Term Loan, and the outstanding principal and any accrued and unpaid interest is due on December 17, 2013. The Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. As of December 31, 2010, the Company had an outstanding balance of $100.0 million and $214.5 million was available under the Credit Facility. In addition, during the year ended December 31, 2010, the Company borrowed $189.0 million and repaid $222.0 million under the Previous Credit Agreement.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and variable rate debt. The Company was in compliance with the financial covenants as of December 31, 2010.

Repurchase Agreement

During the year ended December 31, 2010, the Company received financing under the Repurchase Agreement, which bears interest at a weighted average interest rate of 1.68% at December 31, 2010 and matures in January of 2011. In January 2011, the Company renewed the Repurchase Agreement, of which $44.7 million was outstanding as of March 30, 2011 with a weighted average interest rate of 1.46%. Upon maturity, the Company may elect to renew the terms under the Repurchase Agreement for periods ranging from seven days to 90 days until the CMBS bonds mature. The CMBS bonds have a weighted average remaining term of 5.41 years. The Repurchase Agreement is being accounted for as a secured borrowing because the Company maintains effective control of the financed assets.

Under the Repurchase Agreement, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral to fund margin calls. As of December 31, 2010, the amount outstanding under the Repurchase Agreement was $54.3 million and the marketable securities held as collateral had a fair value of $82.0 million and an amortized cost basis of $65.6 million. There was no cash collateral held by the counterparty as of December 31, 2010. The Repurchase Agreement is non-recourse to the Company and Cole OP II.

Maturities

The following table summarizes the scheduled aggregate principal repayments, including principal repayments on amortizing debt, for the Fixed Rate Debt, Variable Rate Debt, Credit Facility and Repurchase Agreement for the five years and thereafter subsequent to December 31, 20010 (in thousands):

Principal
For the Year Ending December 31,	Repayments(1)

2011	$197,403
2012	134,832
2013	105,516
2014	7,288
2015	254,854
Thereafter	1,039,804

Total	$1,739,697

(1)	Principal payment amounts reflect actual payments based on face amount of notes payable. As of December 31, 2010, the fair value adjustment, net of amortization of mortgage notes assumed was $12.1 million.

NOTE 11 — ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following (in thousands):

	December 31,
	2010	2009

Acquired below-market leases, net of accumulated amortization of $32,095 and $21,470, respectively (with a weighted average life of 153 and 161 months, respectively)	$140,797	$149,832

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization income recorded on the intangible lease liability for the years ended December 31, 2010, 2009 and 2008 was $12.5 million, $17.4 million and $8.8 million, respectively.

Estimated amortization income of the intangible lease liability as of December 31, 2010 for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of Below
Year	Market Leases

2011	$11,027
2012	$10,968
2013	$10,796
2014	$10,681
2015	$10,476

NOTE 12 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	December 31,
	2010	2009	2008

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$11,097	$10,851	$11,877
Fair value of mortgage notes assumed in real estate acquisitions
at date of assumption	$—	$87,821	$171,340
Common stock issued through the DRIP	$61,377	$71,017	$53,476
Net unrealized gain (loss) on marketable securities	$23,051	$19,072	$(25,756)
Net unrealized loss on interest rate swaps	$(853)	$(9)	$(2,794)
(Decrease) Increase in earnout liability	$(983)	$(1,482)	$3,944
Accrued capital expenditures	$791	$905	$—
Accrued deferred financing costs	$107	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$94,515	$90,628	$68,919

During the year ended December 31, 2010, the Company substituted one property for two new properties under a master lease agreement with one of the Company’s tenants. The allocation of the non-cash consideration resulted in an increase to the Company’s depreciable assets and a decrease in the related land assets of $136,000. No gain or loss was recorded related to this transaction.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on our properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its consolidated financial statements, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its consolidated financial statements.

NOTE 14 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred commissions, fees and expenses payable to Cole Advisors II and certain affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.

Offering

During the years ended December 31, 2010 and 2009, the Company did not pay any amounts to Cole Advisors II for selling commissions or dealer manager fees. During the year ended December 31, 2008, the Company paid $92.8 million to Cole Advisors II for selling commissions and dealer manager fees, of which $77.5 million was reallowed to participating broker-dealers. In addition, during the year ended December 31, 2010, the Company did not pay any amounts to Cole Advisors II for organization and offering expenses. During the years ended December 31, 2009 and 2008, the Company reimbursed Cole Advisors II $525,000 and $7.4 million, respectively, for services provided by Cole Advisors II and its affiliates related to the Company’s Offerings.

Acquisitions and Operations

Cole Advisors II or its affiliates also receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 4.0% of the contract purchase price.

The Company paid, and expects to continue to pay, Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate invested assets (the “Asset Management Fee”). On June 22, 2010, the Company entered into the Second Amendment to the Amended and Restated Advisory Agreement with Cole Advisors II, which revised the manner in which the Asset Management Fee is calculated. As amended, the Asset Management Fee will be based upon the aggregate value of the Company’s invested assets, as reasonably estimated by the Company’s board of directors. Prior to the amendment, the Asset Management Fee was based upon the greater of the aggregate book value of the Company’s invested assets or the aggregate value of the Company’s invested assets as reasonably estimated by the Company’s board of directors. The Company also reimburses certain costs and expenses incurred by Cole Advisors II in providing asset management services.

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

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008

Acquisitions and Operations:
Acquisition fees and expenses	$2,239	$3,887	$27,667
Asset management fees and expenses	$8,485	$8,404	$5,955
Property management and leasing fees and expenses	$7,738	$5,664	$2,813
Operating expenses	$1,494	$906	$—
Financing coordination fees	$2,020	$2,095	$6,549

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

During the years ended December 31, 2010, 2009, and 2008, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.

Other

As of December 31, 2010, and 2009, $1.5 million and $509,000, respectively, had been incurred, primarily for the general and administrative, acquisition, construction management, property and asset management expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated financial statements.

Transactions

On September 30, 2008, Cole OP II acquired a portfolio of 12 properties or investments therein from Cole Credit Property Fund, LP, an affiliate of the Company and the Company’s advisor, for $54.8 million, and a portfolio of ten properties from Cole Credit Property Fund II, LP, an affiliate of the Company and the Company’s advisor, for $66.5 million. These acquisitions were funded by net proceeds from the Follow-on Offering and the assumption of 22 loans, secured by the properties, with a face amount totaling $68.6 million and a fair value totaling $68.2 million. The Company’s board of directors, including all of the independent directors, not otherwise interested in the transaction approved these purchases as being fair and reasonable to the Company, at a price in excess of the cost to Cole Credit Property Fund, LP and Cole Credit Property Fund II, LP. The majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction determined that substantial justification existed for such excess as such excess was reasonable and the costs of the interests did not exceed its then current fair market value as determined by an independent appraiser approved by the Company’s independent directors.

On March 25, 2008, Cole OP II borrowed $16.0 million from Series B, LLC and $16.0 million from Series C, LLC, each of which are affiliates of the Company and the Company’s advisor, by executing two promissory notes that were secured by the membership interest held by Cole OP II in certain wholly-owned subsidiaries of Cole OP II. The loan proceeds were used to acquire properties with a purchase price of $63.6 million, exclusive of closing costs. The loans bore interest at variable rates equal to the one-month LIBOR rate plus 200 basis points with monthly interest-only payments. The Company repaid all of the aforementioned loans in May 2008. The Company’s board of directors, including all of the independent directors, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under the same circumstances. During the year ended December 31, 2008, Cole OP II incurred $278,000 in interest expense to affiliates under the aforementioned loans.

NOTE 15 — ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage Cole Advisors II and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors II and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

NOTE 16 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the plan. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006 and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of December 31, 2010 and 2009, the Company had granted options to purchase 50,000 shares, and as of December 31, 2010, options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of 6.30 years. As of December 31, 2010, options to purchase 5,000 shares had been exercised at a price of $9.10 per share. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.

During the years ended December 31, 2010, 2009, and 2008, the Company recorded stock-based compensation charges of $7,000, $13,000 and $8,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures. As of December 31, 2010, all stock-based compensation charges related to unvested share-based compensation awards granted under the IDSOP had been recognized.

A summary of the Company’s stock option activity under its IDSOP during the years ended December 31, 2010 and 2009 is as follows:

		Weighted Average
	Number	Exercise Price	Exercisable

Outstanding as of January 1, 2009	40,000	$9.13	30,000
Granted in 2009	10,000	$9.10
Exercised in 2009	(5,000)	$9.10

Outstanding as of January 1, 2010	45,000	$9.12	35,000
Granted in 2010	—	$—
Exercised in 2010	—	$—

Outstanding as of December 31, 2010	45,000	$9.12	45,000

As of December 31, 2010, all of the outstanding options were fully vested and had a weighted average contractual remaining life of 6.30 years; however the weighted average exercise price was greater than the Company’s Estimated Share Value, resulting in the options having no intrinsic value. As of December 31, 2009, options to purchase 10,000 shares were unvested with a weighted average contractual remaining life of 7.33 years.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 718 the fair value of each stock option granted was estimated as of the date of the grant using the Black-Scholes method based on the following assumptions: a weighted average risk-free interest rate from 3.47% to 5.07%, a projected future dividend yield from 6.25% to 7.00%, expected volatility from 0.00% to 36.21%, and an expected life of an option of 10 years. The Company used the calculated value method to determine volatility as calculated using the Composite REIT Index. Based on these assumptions, the aggregate fair value of the options granted was $18,000 or $1.81 per share, for the year ended December 31, 2009. During the year ended December 31, 2010 the Company did not grant any stock options under the IDSOP. As of December 31, 2010, all compensation cost related to the IDSOP had been recognized.

NOTE 17 — STOCKHOLDERS’ EQUITY

Distribution Reinvestment Plan

Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. On June 22, 2010, the Company’s board of directors approved an amendment to the DRIP, which was effective July 15, 2010. Pursuant to the amended DRIP, beginning with reinvestments made on or after July 15, 2010, distributions are reinvested in shares of the Company’s common stock at a price equal to the Estimated Share Value. No sales commissions or dealer manager fees are paid on shares sold under the Amended DRIP. The Company may terminate or further amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the years ended December 31, 2010 and 2009, 7.0 million and 7.5 million shares were purchased under the DRIP, for $61.4 million and $71.0 million, respectively.

Share Redemption Program

The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. On November 10, 2009, the Board of Directors voted to temporarily suspend the share redemption program other than for requests made upon the death of a stockholder. On June 22, 2010, the board of directors reinstated the share redemption program, effective August 1, 2010, and adopted several amendments to the program. In particular, during any calendar year, the Company will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to the DRIP during such calendar year. In addition, the Company will redeem shares on a quarterly basis, at the rate of one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds received from the sale of shares, during such quarter, under the DRIP.

The redemption price per share depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date — 92.5% of the Estimated Share Value; after two years from the purchase date — 95.0% of the Estimated Share Value; after three years from the purchase date — 97.5% of the Estimated Share Value; and after four years from the purchase date — 100.0% of the Estimated Share Value.

Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any quarter, based upon the limit on the number of shares and/or insufficient cash available, an attempt will be made to honor redemption requests on a pro rata basis; provided, however, that priority may be given to the redemption of a deceased stockholder’s shares. Following such redemption period, the

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

The Company redeems shares on the last business day of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the month following the end of the fiscal quarter in which a redemption request is made. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days prior written notice to the stockholders.

The following table shows information regarding the Company’s share redemptions during the years ended December 31, 2010 and 2009. The information presented is based on the quarter in which the redemption request was received.

	Valid Redemption		Valid Redemption		Valid Redemption
	Requests Received		Requests Fulfilled(1)		Requests Unfulfilled
	Shares		Shares	Dollars	Shares

Quarter Ended:
December 31, 2010	4,156,841	(2)	1,516,884	$11,923,981	2,639,957
September 30, 2010	5,148,368	(2)(3)	1,238,461	$10,236,493	3,909,907
June 30, 2010	554,892	(3)	554,892	$5,529,126	—
March 31, 2010	301,043	(3)	301,043	$3,002,599	—

	Valid Redemption		Valid Redemption		Valid Redemption
	Requests Received		Requests Fulfilled(1)		Requests Unfulfilled
	Shares		Shares	Dollars	Shares

Quarter Ended:
December 31, 2009	377,613	(3)	287,932	$2,869,610	89,681
September 30, 2009	649,414	(4)	266,815	$2,662,806	382,599
June 30, 2009	1,014,958	(4)	238,233	$2,373,381	776,725
March 31, 2009	3,557,146	(2)	3,557,146	$33,420,625	—

(1)	The Company generally redeems shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program in effect at such time.

(3)	The share redemption program was suspended on November 10, 2009. Subsequent to this date, and prior to the reinstatement of the program in August, 2010, valid redemption requests were only related to death of a stockholder.

(4)	Due to the limitation on the number of shares the Company may redeem in any calendar year, the Company was not be able to redeem any additional shares other than shares subject to redemption requested upon the death of a stockholder.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain dividends, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholder for the years ended December 31, 2010, 2009 and 2008:

Character of Distributions:	2010	2009	2008

Dividend income	35%	39%	45%
Return of capital	65%	61%	55%

Total	100%	100%	100%

As of December 31, 2010, 2009 and 2008, the tax basis carrying value of the Company’s land and depreciable real estate assets was $3.1 billion, $3.1 billion and $3.0 billion, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company had state and local income and franchise taxes of $1.2 million, $1.1 million and $1.3 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

NOTE 19 — OPERATING LEASES

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2010, is as follows (in thousands):

Year Ending December 31,	Amount

2011	$238,655
2012	236,640
2013	230,500
2014	225,398
2015	217,455
Thereafter	1,527,679

Total	$2,676,327

NOTE 20 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except for per share amounts). In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each such periods.

	2010
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Revenues	$66,654	$67,636		$66,984	$67,876
Operating income	34,155	29,376	(2)	34,085	34,701
Net income	9,027	3,740	(2)	8,387	9,276
Basic and diluted net income per share(1)	0.04	0.02		0.04	0.05
Dividends per share	0.15	0.16		0.16	0.15

(1)	Based on the weighted average number of shares outstanding as of December 31, 2010.

(2)	Operating and net income for the second quarter 2010 includes an impairment loss of $4.5 million related to one property.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Revenues	$68,408	$66,987		$72,187	$67,873
Operating income	32,106	20,865	(2)	32,328	34,920
Net income (loss)	9,631	(3,698	)(2)	6,909	9,564
Basic and diluted net income (loss) per share(1)	0.05	(0.02)		0.03	0.05
Dividends per share	0.17	0.17		0.16	0.16

(1)	Based on the weighted average number of shares outstanding as of December 31, 2009.

(2)	Operating and net income for the second quarter 2009 includes an impairment loss of $13.5 million related to one property.

NOTE 21 — SUBSEQUENT EVENTS

Issuance of shares of common stock through DRIP

As of March 30, 2011, the Company had raised $2.2 billion of gross proceeds through the issuance of approximately 219.9 million shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). Shares issued subsequent to December 31, 2010 were issued pursuant to the DRIP Offering.

Redemption of Shares of Common Stock

Subsequent to December 31, 2010, the Company redeemed approximately 1.5 million shares for $11.9 million, as discussed in Note 17.

Real Estate Acquisitions

Subsequent to December 31, 2010, the Company acquired a 100% interest in two commercial real estate properties for an aggregate purchase price of $8.7 million. The acquisitions were funded with available cash and net proceeds from the Offerings. Acquisition related expenses totaling $332,000 were expensed as incurred.

Amendment of Credit Facility and Interest Rate Swap Agreement

Subsequent to December 31, 2010, an amendment was made to the Credit Facility which increased the total amount of available borrowings from $315.0 million to $350.0 million, and increased the Term Loan by $11.1 million, as discussed in Note 10. Additionally, subsequent to December 31, 2010, the Company executed an interest rate swap agreement to fix the interest rate for amounts due under the Term Loan, as discussed in Note 10. As of March 30, 2011, $117.1 million was outstanding under the Credit Facility and $232.4 million was available for borrowings.

Notes Payable

Subsequent to December 31, 2010, the Company repaid $23.5 million of fixed rate debt with proceeds from the DRIP Offering and borrowings from the Credit Facility.

Declaration of Distributions

Subsequent to December 31, 2010, the board of directors of the Company authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which would equate to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record as of the close of business on each day of the period commencing on April 1, 2011 and ending on June 30, 2011.

Sale of Marketable Securities

Subsequent to December 31, 2010, the Company sold two of its marketable securities for an aggregate net gain of $8.7 million. In connection with the sales, the Company repaid $14.2 million outstanding under the Repurchase Agreement. As of March 30, 2011, $44.7 million was outstanding under the Repurchase Agreement, which was renewed through April 2011.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010
(In thousands)

	Balance at	Charged	Adjustments		Balance
	Beginning	to	to Valuation		at end
	of Period	Expenses	Accounts	Deductions	of Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$522	$1,933	$—	$1,533	$922
Year Ended December 31, 2009
Allowance for doubtful accounts	$922	$1,993	$—	$1,267	$1,648
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,648	$(257)	$—	$745	$646

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
24 Hour Fitness:
Olathe, KS	4,817	1,090	5,353	—	6,443	463	8/24/07	2007
7500 Cottonwood Center:
Jenison, MI	—	1,079	4,023	24	5,126	421	3/30/07	1993
Aaron Rents:
Alamogordo, NM	(9)	273	619	—	892	38	9/15/08	2006
Anderson, SC	(9)	156	978	—	1,134	57	9/15/08	1992
Baton Rouge, LA	(9)	226	603	—	829	36	9/15/08	1999
Beeville, TX	(9)	80	808	—	888	48	9/15/08	2004
Calmut City, IL	(9)	277	992	—	1,269	61	9/15/08	1977
Charlotte, NC	(9)	272	424	—	696	26	9/15/08	1957
Chiefland, FL	(9)	380	651	—	1,031	42	9/15/08	2007
Clanton, AL	(9)	231	817	—	1,048	48	9/15/08	2007
Essex, MD	(9)	632	966	—	1,598	57	9/15/08	1988
Forrest City, AR	(9)	246	623	—	869	37	9/15/08	2002
Griffin, GA	(9)	483	599	—	1,082	37	9/15/08	2007
Grovetown, GA	(9)	220	799	—	1,019	48	9/15/08	2007
Harrisonville, MO	(9)	509	252	—	761	16	9/15/08	1996
Hartsville, SC	(9)	304	875	—	1,179	51	9/15/08	2007
Largo, FL	(9)	393	884	—	1,277	55	9/15/08	1999
Mansfield, TX	(9)	244	906	—	1,150	56	9/15/08	2007
Navasota, TX	(9)	121	866	—	987	53	9/15/08	2007
Okeechobee, FL	(9)	305	792	—	1,097	50	9/15/08	2006
Rensselaer, NY	(9)	699	1,337	—	2,036	84	9/15/08	1971
Rome, TX	(9)	387	1,050	—	1,437	66	9/15/08	1996
Sandersville, GA	(9)	153	856	—	1,009	51	9/15/08	2006
Shreveport, LA	(9)	267	569	—	836	36	9/15/08	2001
Wichita, KS	(9)	247	627	—	874	37	9/15/08	2005
Wilton, NY	(9)	2,693	3,577	—	6,270	227	9/15/08	1987
Mineral Wells, TX	(9)	263	587	—	850	11	4/16/10	2008
Sweetwater, TX	(9)	253	660	—	913	12	4/16/10	2006
ABX Air:
Coventry, RI	2,454	548	3,293	16	3,857	360	2/16/07	1998
Academy Sports:
Macon, GA	3,478	1,232	3,901	—	5,133	554	1/6/06	2005
Katy, TX	68,250	8,853	88,008	—	96,861	9,749	1/18/07	1976
Lufkin, TX	(9)	1,512	3,260	—	4,772	244	2/7/08	2003
Advanced Auto:
Greenfield, IN	(9)	670	609	—	1,279	93	6/29/06	2003
Trenton, OH	(9)	333	651	—	984	100	6/29/06	2003
Columbia Heights, MN	1,038	549	1,071	—	1,620	144	7/6/06	2005
Fergus Falls, MN	722	187	911	(1)	1,097	126	7/6/06	2005
Holland Township, MI	1,231	647	1,134	—	1,781	159	7/12/06	2006
Holland, MI	1,193	614	1,118	—	1,732	156	7/12/06	2006

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Advanced Auto (continued):
Zeeland, MI	1,057	430	1,109	—	1,539	155	7/12/06	2006
Grand Forks, ND	840	346	889	—	1,235	123	8/15/06	2005
Duluth, MN	860	284	1,050	—	1,334	137	9/8/06	2006
Grand Bay, AL	(9)	256	770	—	1,026	107	9/29/06	2005
Hurley, MS	(9)	171	811	—	982	112	9/29/06	2005
Rainsville, AL	(9)	383	823	—	1,206	113	9/29/06	2005
Ashland, KY	(9)	641	827	—	1,468	115	11/17/06	2006
Jackson, OH	(9)	449	755	—	1,204	106	11/17/06	2005
New Boston, OH	(9)	477	846	—	1,323	119	11/17/06	2005
Scottsburg, IN	(9)	264	844	—	1,108	118	11/17/06	2006
Maryland Heights, MO	(9)	736	896	—	1,632	120	1/12/07	2005
Charlotte, NC	—	435	905	—	1,340	1	12/22/10	2008
Irvington, NJ	—	1,078	924	—	2,002	1	12/22/10	2006
Midwest City, OK	—	248	1,222	—	1,470	1	12/22/10	2007
Penns Grove, NJ	—	402	907	—	1,309	1	12/22/10	2006
St. Francis, WI	—	394	1,065	—	1,459	1	12/22/10	2006
Willingboro, NJ	—	973	676	—	1,649	1	12/22/10	2007
Dunellen, NJ	—	1,054	1,241	—	2,295	1	12/22/10	2008
Allstate Insurance:
Cross Plains, WI	(9)	864	4,488	8	5,360	398	12/7/07	2007
Yuma, AZ	(9)	1,426	5,885	—	7,311	444	5/22/08	2008
American TV & Appliance:
Peoria, IL	6,530	2,028	8,172	—	10,200	953	10/23/06	2003
Applebee’s:
Albany, OR	1,923	808	1,836	—	2,644	183	4/26/07	2005
Augusta, GA	2,252	621	2,474	—	3,095	236	4/26/07	2005
Aurora (lliff), CO	1,878	1,324	1,258	—	2,582	119	4/26/07	1992
Aurora, CO	1,727	1,001	1,373	—	2,374	129	4/26/07	1998
Clovis, NM	1,918	512	2,125	—	2,637	200	4/26/07	2005
Colorado Springs, CO	1,285	781	985	—	1,766	93	4/26/07	1998
Columbus (Airport), GA	2,176	726	2,265	—	2,991	217	4/26/07	2006
Columbus (Gentian), GA	2,449	1,098	2,263	6	3,367	217	4/26/07	2005
Fountain, CO	1,871	747	1,825	—	2,572	173	4/26/07	2005
Gallup , NM	2,165	499	2,477	—	2,976	233	4/26/07	2004
Garden City, GA	1,812	803	1,688	—	2,491	161	4/26/07	1998
Grand Junction, CO	2,136	915	2,021	—	2,936	191	4/26/07	1995
Littleton, CO	1,561	1,491	656	—	2,147	63	4/26/07	1990
Longview, WA	2,475	969	2,429	4	3,402	237	4/26/07	2004
Loveland, CO	1,441	437	1,543	—	1,980	146	4/26/07	1997
Macon (Eisenhower), GA	1,706	785	1,561	—	2,346	149	4/26/07	1998
Macon (Riverside), GA	1,726	794	1,579	—	2,373	151	4/26/07	1998
Santa Fe, NM	2,783	1,637	2,184	5	3,826	206	4/26/07	1997
Savannah, GA	1,842	1,079	1,454	(156)	2,377	140	4/26/07	1993

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Applebee’s (continued):
Union Gap, WA	1,756	196	2,218	—	2,414	216	4/26/07	2004
Walla Walla, WA	1,642	770	1,487	—	2,257	150	4/26/07	2005
Warner Robins, GA	1,726	677	1,696	—	2,373	163	4/26/07	1994
Apria Healthcare:
St. John, MO	4,420	1,669	4,390	133	6,192	655	3/28/07	1996
Arby’s:
New Castle, PA	(9)	555	810	—	1,365	62	1/31/08	1999
Ashley Furniture:
Amarillo, TX	4,026	1,367	4,747	—	6,114	486	4/6/07	1980
Anderson, SC	(9)	677	3,240	(4)	3,913	269	9/28/07	2006
AT&T:
Beaumont, TX	8,592	611	10,717	—	11,328	1,383	3/19/07	1971
Santa Clara, CA	6,032	2,455	10,876	—	13,331	632	9/30/08	2002
Bank of America:
Delray Beach, FL	(9)	11,890	2,984	—	14,874	229	1/31/08	1975
BE Aerospace:
Winston-Salem, NC	(9)	346	4,387	—	4,733	252	10/31/08	1987
Best Buy:
Fayettville, NC	(9)	2,020	4,285	301	6,606	374	10/4/07	1999
Wichita, KS	5,625	2,192	8,319	—	10,511	752	2/7/08	1984
Las Cruces, NM	3,809	1,584	4,043	—	5,627	248	9/30/08	2002
Big 5 Center:
Aurora, CO	2,804	1,265	2,827	—	4,092	282	4/11/07	2006
BJ’s Wholesale:
Ft. Lauderdale, FL	11,125	10,920	14,762	—	25,682	878	9/23/08	2007
Haverhill, MA	9,100	5,497	13,904	49	19,450	984	4/14/08	2006
Woodstock, GA	9,787	3,071	11,542	—	14,613	586	1/29/09	2002
Borders:
Rapid City, SD	4,393	1,589	1,951	—	3,540	191	6/1/07	1999
Reading, PA	4,257	2,128	3,186	—	5,314	297	6/1/07	1997
Boscov’s:
Voorhees, NJ	(9)	1,889	5,012	—	6,901	401	2/7/08	1970
Bridgestone Tire:
Atlanta, GA	(9)	1,623	977	—	2,600	75	2/7/08	1998
Broadview Village Square:
Broadview , IL	31,500	8,489	46,933	(3)	55,419	4,357	9/14/07	1994
Carmax:
Greenville, SC	14,948	8,061	11,830	—	19,891	900	1/25/08	1998
Pineville, NC	(9)	6,980	4,014	—	10,994	327	1/31/08	2002
Raleigh, NC	(9)	4,000	7,669	—	11,669	579	1/31/08	1994
Chambers Corner:
Wayland, MI	—	1,608	7,277	37	8,922	699	9/19/07	2000
Chili’s:

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Chili’s (continued):
Paris, TX	1,790	600	1,851	—	2,451	204	12/28/06	1999
Fredericksburg, TX	1,504	820	1,290	—	2,110	132	6/5/07	1985
Tilton, NH	1,260	1,085	—	—	1,085	—	3/27/09	(8)
Childtime Childcare:
Cuyahoga Falls, OH	—	114	564	—	678	1	12/15/10	1974
Arlington, TX	—	268	867	—	1,135	1	12/15/10
Oklahoma City (May), OK	—	74	479	—	553	1	12/15/10	1985
Oklahoma City (Penn), OK	—	60	616	—	676	1	12/15/10	1986
Rochester, NY	—	107	484	—	591	1	12/15/10	1981
Modesto (Honey Creek), CA	—	191	605	—	796	1	12/15/10	1986
Church’s Chicken:
191 Locations	67,582	47,249	57,362	—	104,611	3,754	10/31/08	1965 - 2007
Circle K:
Akron (1178 Arlington), OH	698	434	834	—	1,268	69	12/20/07	1994
Akron (1559 Market), OH	698	539	832	8	1,379	68	12/20/07	1995
Akron (1693 West Market), OH	824	664	2,064	8	2,736	162	12/20/07	2000
Akron (940 Arlington), OH	562	362	1,062	—	1,424	87	12/20/07	1991
Akron (Albrecht), OH	553	400	908	—	1,308	73	12/20/07	1997
Akron (Brittain), OH	620	345	1,005	8	1,358	84	12/20/07	1995
Akron (Brown), OH	620	329	707	—	1,036	62	12/20/07	1950
Akron (Cuyahoga), OH	834	518	794	—	1,312	67	12/20/07	1998
Akron (Darrow), OH	620	544	849	8	1,401	69	12/20/07	1994
Akron (Exchange), OH	727	559	900	—	1,459	73	12/20/07	1996
Akron (Main), OH	582	330	1,288	7	1,625	106	12/20/07	2000
Akron (Manchester), OH	814	304	945	—	1,249	78	12/20/07	1994
Akron (Ridgewood), OH	620	435	386	—	821	34	12/20/07	1969
Akron (Waterloo), OH	611	385	1,019	—	1,404	83	12/20/07	2001
Albuquerque, NM	630	748	626	—	1,374	50	12/20/07	1994
Auburn, AL	795	693	1,045	—	1,738	85	12/20/07	1990
Augusta, GA	514	783	953	—	1,736	78	12/20/07	1985
Barberton (31st St), OH	465	389	1,519	—	1,908	124	12/20/07	1991
Barberton (5th St.), OH	611	283	1,067	—	1,350	85	12/20/07	1996
Barberton (Wooster), OH	1,105	520	1,168	—	1,688	95	12/20/07	2000
Baton Rouge (Burbank), LA	456	538	708	—	1,246	58	12/20/07	1976
Baton Rouge (Floynell), LA	650	551	686	—	1,237	55	12/20/07	1977
Baton Rouge (Jefferson), LA	494	770	600	—	1,370	49	12/20/07	1970
Beaufort, SC	805	745	663	—	1,408	53	12/20/07	1997
Bedford, OH	640	416	708	—	1,124	57	12/20/07	2000
Bluffton , SC	1,192	1,075	777	—	1,852	64	12/20/07	1997
Bossier City, LA	756	755	771	—	1,526	61	12/20/07	1987
Brookpark, OH	669	472	819	—	1,291	65	12/20/07	1998
Canton (12th St.) , OH	538	459	878	—	1,337	74	12/20/07	1992

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Circle K (continued):
Canton (Tuscarwas), OH	1,095	730	1,339	—	2,069	109	12/20/07	2000
Charleston, SC	1,289	1,182	758	—	1,940	60	12/20/07	1987
Charlotte (Independence), NC	936	589	581	—	1,170	48	12/20/07	1996
Charlotte (Sharon), NC	969	663	734	—	1,397	59	12/20/07	1997
Charlotte (Sugar Creek), SC	999	623	603	—	1,226	48	12/20/07	1991
Cleveland , OH	785	573	1,352	—	1,925	110	12/20/07	2002
Columbia (Garners), SC	1,047	645	739	—	1,384	59	12/20/07	1993
Columbia (Hardscrabble), SC	873	587	777	—	1,364	61	12/20/07	1997
Columbia (Lumpkin), GA	776	526	756	—	1,282	63	12/20/07	1978
Columbus (Airport), GA	708	569	455	—	1,024	38	12/20/07	1984
Columbus (Buena Vista), GA	746	576	623	—	1,199	53	12/20/07	1990
Columbus (Warm Springs), GA	911	2,085	2,949	—	5,034	232	12/20/07	1978
Columbus (Whiteville), GA	1,551	1,394	1,039	—	2,433	82	12/20/07	1995
Copley, OH	572	336	692	8	1,036	60	12/20/07	1993
Cuyahoga Falls (Bath), OH	1,008	472	1,287	—	1,759	103	12/20/07	2002
Cuyahoga Falls (Port), OH	688	413	988	—	1,401	81	12/20/07	1995
Cuyahoga Falls (State), OH	475	327	613	8	948	51	12/20/07	1972
El Paso (Americas), TX	1,134	696	1,272	—	1,968	104	12/20/07	1999
El Paso (Mesa), TX	591	684	821	—	1,505	67	12/20/07	1999
El Paso (Zaragosa), TX	1,057	967	764	—	1,731	61	12/20/07	1998
Fairlawn, OH	776	480	818	—	1,298	67	12/20/07	1993
Fort Mill, SC	1,202	1,207	2,007	—	3,214	158	12/20/07	1999
Goose Creek, SC	650	671	578	—	1,249	47	12/20/07	1983
Huntersville, NC	999	680	716	—	1,396	57	12/20/07	1996
Kent, OH	485	223	678	—	901	55	12/20/07	1994
Lanett, AL	441	1,645	4,693	—	6,338	395	12/20/07	1974
Macon (Arkwright), GA	543	422	675	(5)	1,092	55	12/20/07	1993
Macon (Riverside), GA	582	588	625	—	1,213	54	12/20/07	1974
Maple Heights, OH	737	524	1,052	—	1,576	87	12/20/07	1998
Martinez, GA	611	506	702	—	1,208	58	12/20/07	1986
Midland (Beaver Run), GA	1,202	1,066	1,099	—	2,165	91	12/20/07	1995
Mobile (Airport), AL	834	516	651	—	1,167	56	12/20/07	1987
Mobile (Moffett), AL	635	475	374	—	849	33	12/20/07	1988
Mount Pleasant, SC	727	616	631	—	1,247	52	12/20/07	1978
North Augusta, SC	572	380	678	—	1,058	54	12/20/07	1999
North Monroe, LA	756	816	1,375	—	2,191	109	12/20/07	1986
Northfield, OH	960	829	1,564	—	2,393	124	12/20/07	1983
Norton, OH	708	374	1,430	—	1,804	116	12/20/07	2001
Opelika (2nd Avenue), AL	611	778	1,590	—	2,368	130	12/20/07	1989
Opelika (Columbus), AL	1,125	829	968	—	1,797	85	12/20/07	1988
Parma, OH	650	451	1,052	—	1,503	85	12/20/07	2002
Phenix City, AL	795	674	1,148	—	1,822	92	12/20/07	1999

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Circle K (continued):
Pine Mountain, GA	582	744	3,016	—	3,760	240	12/20/07	1999
Port Wentworth, GA	1,115	945	861	—	1,806	76	12/20/07	1991
Savannah (Johnny Mercer), GA	717	551	480	—	1,031	40	12/20/07	1990
Savannah (King George), GA	776	816	712	—	1,528	57	12/20/07	1997
Seville, OH	1,260	642	1,989	8	2,639	158	12/20/07	2003
Shreveport , LA	601	517	1,074	—	1,591	86	12/20/07	1988
Springdale, SC	834	368	609	—	977	49	12/20/07	1999
Twinsburg, OH	669	409	1,146	—	1,555	95	12/20/07	1984
Valley, AL	776	512	733	—	1,245	60	12/20/07	1974
West Monroe (1602), LA	824	538	1,127	—	1,665	89	12/20/07	1999
West Monroe (503), LA	727	918	660	—	1,578	54	12/20/07	1983
Willoughby, OH	591	390	1,001	—	1,391	80	12/20/07	1986
Circuit City (former):
Mesquite, TX	4,305	1,094	6,687	24	7,805	605	6/29/07	1996
Taunton, MA	4,323	2,219	6,314	(5,011)	3,522	41	7/13/07	2001
Groveland, FL	20,250	4,990	24,740	—	29,730	2,180	7/17/07	1991
Aurora, CO	4,777	1,763	4,295	3	6,061	381	8/22/07	1995
Kennesaw, GA	(9)	2,242	18,075	4,587	24,904	1,729	1/31/08	1998
Columbus Fish Market :
Grandview, OH	(9)	1,417	1,478	—	2,895	11	9/27/10	1998
Conns:
San Antonio, TX	2,461	1,026	3,055	—	4,081	376	5/26/06	2002
Convergys:
Las Cruces, NM	5,015	1,740	5,785	—	7,525	448	6/2/08	1983
Coral Walk:
Cape Coral, FL	(9)	7,737	20,708	(267)	28,178	1,730	6/12/08	2007
Cost-U-Less:
St. Croix, USVI	4,035	706	4,472	—	5,178	449	3/26/07	2005
Cumming Town Center:
Cumming, GA	33,700	13,555	48,146	(1,816)	59,885	3,114	7/11/08	2007
CVS:
Alpharetta, GA	(9)	1,214	1,693	—	2,907	244	12/1/05	1998
Richland Hills, TX	(9)	1,141	2,302	—	3,443	309	12/8/05	1997
Portsmouth (Scioto Trail), OH	1,424	561	1,639	169	2,369	238	3/8/06	1997
Lakewood, OH	1,348	552	1,225	80	1,857	204	4/19/06	1996
Madison, MS	2,809	1,068	2,835	—	3,903	365	5/26/06	2004
Portsmouth, OH	(9)	328	1,862	193	2,383	268	6/28/06	1997
Okeechobee, FL	4,076	1,623	3,563	—	5,186	431	7/7/06	2001
Orlando, FL	3,016	2,125	2,213	—	4,338	276	7/12/06	2005
Gulfport, MS	2,611	1,231	2,483	—	3,714	295	8/10/06	2000
Clinton, NY	1,983	684	2,014	—	2,698	231	8/24/06	2006

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

CVS (continued):
Glenville Scotia, NY	3,413	1,601	2,928	—	4,529	318	11/16/06	2006
Florence, SC	1,706	771	1,803	—	2,574	178	5/17/07	1998
Indianapolis, IN	1,860	1,077	2,238	—	3,315	165	2/7/08	1998
Onley, VA	3,339	1,584	3,156	—	4,740	218	5/8/08	2007
Columbia(I), TN	1,715	1,090	1,752	—	2,842	116	9/30/08	1998
Columbia (II), TN	1,735	1,205	1,579	—	2,784	106	9/30/08	1998
Hamilton, OH	1,678	917	1,682	—	2,599	106	9/30/08	1999
Mechanicsville, NY	1,464	415	2,104	—	2,519	124	9/30/08	1997
Atlanta, GA	1,791	910	2,450	—	3,360	143	10/7/08	2006
Carrollton, TX	(9)	542	1,428	—	1,970	80	12/23/08	1995
Kissimmee, FL	(9)	810	1,607	—	2,417	89	12/23/08	1995
Lake Worth, TX	(9)	474	1,323	—	1,797	74	12/23/08	1996
Richardson, TX	1,212	476	1,769	—	2,245	99	12/23/08	1996
River Oaks, TX	1,343	819	1,711	—	2,530	96	12/23/08	1996
The Colony, TX	(9)	460	1,422	(5)	1,877	80	12/23/08	1996
Wichita Falls (SW), TX	(9)	451	1,655	—	2,106	93	12/23/08	1996
Wichita Falls, TX	(9)	471	1,276	—	1,747	71	12/23/08	1995
Myrtle Beach, SC	4,788	1,565	2,564	—	4,129	121	3/27/09	2004
Maynard, MA	5,596	2,157	2,049	—	4,206	94	3/31/09	2005
Waynesville, NC	3,966	420	3,005	—	3,425	141	3/31/09	2005
Indianapolis (21st Street), IN	(9)	806	2,074	—	2,880	24	7/21/10	1997
Lincoln, IN	(9)	375	2,473	—	2,848	18	9/17/10	2007
Azle, TX	—	934	2,956	—	3,890	3	12/16/10	2008
Dave and Buster’s:
Addison, IL	5,600	5,837	6,810	—	12,647	644	7/19/07	2006
David’s Bridal:
Lenexa, KS	1,799	766	2,197	—	2,963	370	1/11/06	2005
Topeka, KS	2,000	569	2,193	—	2,762	315	10/13/06	2006
Dickinson Theater:
Yukon, OK	(9)	980	3,403	7	4,390	301	7/17/07	2007
Dick’s Sporting Goods:
Amherst, NY	6,321	3,147	6,084	864	10,095	790	12/20/06	1986
Dollar General:
Crossville, TN	1,950	647	2,088	—	2,735	279	6/2/06	2006
Ardmore, TN	1,804	735	1,839	—	2,574	243	6/9/06	2005
Livingston, TN	1,856	899	1,687	—	2,586	228	6/12/06	2006
Drexel Heritage:
Hickory, NC	2,763	394	3,622	—	4,016	964	2/24/06	1963
Eckerd:
Lincolnton, NC	1,538	557	2,131	—	2,688	206	4/3/07	1998
Easton, PA	4,060	2,308	3,411	—	5,719	322	4/25/07	2005
Spartanburg, SC	2,259	1,368	1,791	—	3,159	177	5/17/07	1998
EDS Information Systems:

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

CVS (continued):
Salt Lake City, UT	18,000	2,283	19,796	—	22,079	1,746	7/17/07	1999
Federal Express:
Rockford, IL	(9)	1,469	3,669	16	5,154	534	12/9/05	1994
Council Bluffs, IA	2,185	530	1,845	—	2,375	208	11/15/06	1999
Edwardsville, KS	12,880	1,693	15,439	—	17,132	1,711	11/15/06	1999
Peoria, IL	2,080	337	2,629	—	2,966	232	7/20/07	1997
Walker, MI	4,669	1,387	4,424	27	5,838	385	8/8/07	2001
Mishawaka, IN	(9)	303	3,356	—	3,659	253	2/7/08	1993
Huntsville, Al	5,268	1,576	8,252	—	9,828	480	9/30/08	2008
Baton Rouge, LA	4,510	1,822	6,332	1,561	9,715	398	10/3/08	2008
Ferguson Enterprises:
Auburn, AL	1,371	663	1,401	—	2,064	88	8/21/08	2007
Charlotte, NC	4,050	2,347	7,782	—	10,129	512	8/21/08	2007
Cohasset, MN	(9)	65	1,221	—	1,286	75	8/21/08	2007
Front Royal, VA	26,549	3,475	38,699	—	42,174	2,420	8/21/08	2007
Ocala, FL	4,080	650	6,207	—	6,857	398	8/21/08	2006
Powhatan, VA	(9)	522	4,712	—	5,234	290	8/21/08	2007
Salisbury, MD	(9)	773	8,016	—	8,789	495	8/21/08	2007
Shallotte, NC	(9)	594	1,717	—	2,311	107	8/21/08	2006
Gallina Centro:
Collierville, TN	14,200	5,669	10,347	—	16,016	1,104	3/26/07	2000
Gold’s Gym:
O’Fallon, IL	3,650	1,407	5,253	—	6,660	677	9/29/06	2005
St. Peters, MO	5,044	2,338	4,428	—	6,766	409	7/31/07	2007
O’Fallon, MS	5,425	3,120	3,992	—	7,112	383	8/29/07	2007
Gordman’s:
Peoria, IL	4,950	1,558	6,674	—	8,232	696	1/18/07	2006
Gregg Appliances:
Greensboro, NC	(9)	2,412	3,931	(366)	5,977	297	1/11/08	2007
Grove City, OH	(9)	987	4,477	—	5,464	312	9/17/08	2008
Mt Juliet, TN	2,425	2,088	3,638	—	5,726	240	9/23/08	2008
Hilltop Plaza:
Bridgeton, MO	(9)	8,012	13,342	—	21,354	1,033	2/6/08	1991
HOM Furniture:
Fargo, ND	4,800	1,155	9,779	—	10,934	1,058	1/4/07	2004
Home Depot:
Bedford Park, IL	(9)	9,024	20,877	—	29,901	1,827	8/21/07	1992
Lakewood, CO	7,617	9,367	—	—	9,367	—	8/27/08	2006
Colma, CA	19,300	17,636	20,114	—	37,750	1,161	9/30/08	1995
Infiniti:
Davie, FL	5,188	3,076	5,410	—	8,486	630	11/30/06	2006
Ivex Packaging:
New Castle, PA	—	162	3,877	—	4,039	4	12/20/10	1999

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Ferguson Enterprises: (Continued):
J. Jill:
Tilton, NH	(9)	6,214	17,378	—	23,592	143	9/30/10	1998
Jo-Ann Fabrics:
Alpharetta, GA	(9)	2,578	3,682	—	6,260	292	8/5/08	2000
Independence, MO	—	1,304	2,790	—	4,094	4	12/23/10	1999
Kohl’s:
Wichita, KS	5,200	1,798	6,200	818	8,816	780	9/27/06	1996
Lake Zurich, IL	9,075	1,854	10,086	—	11,940	920	7/17/07	2000
Grand Forks, ND	5,064	1,855	5,680	—	7,535	383	6/11/08	2006
Tilton, NH	3,780	5,640	—	—	5,640	—	3/27/09	(8)
Kroger:
LaGrange, GA	4,750	1,101	6,032	176	7,309	559	6/28/07	1998
LA Fitness:
Brooklyn Park, MN	6,030	1,963	7,460	—	9,423	495	6/17/08	2008
Matteson, IL	6,122	2,628	6,474	—	9,102	478	7/16/08	2007
Greenwood, IN	(9)	2,233	7,670	—	9,903	516	8/5/08	2007
League City, TX	(9)	1,597	4,832	—	6,429	78	5/21/10	2008
Naperville, IL	(9)	2,415	5,759	—	8,174	83	6/30/10	2007
La-Z-Boy:
Glendale, AZ	(9)	2,515	2,968	—	5,483	434	10/25/05	2001
Newington, CT	4,140	1,466	4,979	—	6,445	502	1/5/07	2006
Kentwood, MI	3,602	1,442	3,702	—	5,144	377	6/28/07	1986
Lincoln Place:
Fairview Heights, IL	35,432	6,010	36,738	593	43,341	3,636	4/5/07	1998
Logan’s Roadhouse:
Fairfax, VA	1,117	1,527	1,414	—	2,941	141	3/28/07	1998
Johnson City, TN	1,933	1,280	1,794	—	3,074	178	3/28/07	1996
Wichita Falls, TX	—	435	1,670	—	2,105	2	12/17/10	2006
Trussville, AL	—	723	1,147	—	1,870	1	12/17/10	2007
Long John Silvers:
Houston, TX	(9)	965	—	121	1,086	10	7/19/07	2004
Lowe’s:
Enterprise, AL	(9)	1,012	5,803	—	6,815	833	12/1/05	1995
Lubbock, TX	7,475	4,581	6,563	57	11,201	808	9/27/06	1996
Midland, TX	7,150	3,525	7,332	—	10,857	891	9/27/06	1996
Cincinnati, OH	13,800	5,592	11,319	—	16,911	1,071	7/17/07	1998
Chester, NY	3,962	5,704	—	—	5,704	—	9/19/08	2008
Tilton, NH	12,960	10,800	—	—	10,800	—	3/27/09	(8)
Market Pointe:
Papillion, NE	11,825	11,626	12,882	174	24,682	938	6/20/08	2007
Marsh Supermarket:
Indianapolis, IN	5,950	1,842	10,764	—	12,606	802	2/7/08	1999
Massard Farms

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

LA Fitness: (Continued):
Fort Smith, AR	9,917	4,295	10,755	236	15,286	960	10/11/07	2001
Mealey’s Furniture:
Maple Shade, NJ	(9)	1,716	3,907	821	6,444	388	12/12/07	2007
Mercedes Benz:
Atlanta, GA	(9)	2,623	7,208	—	9,831	743	12/15/06	2000
Milford Commons:
Milford, CT	5,449	7,525	4,257	—	11,782	348	1/17/08	2005
Mountainside Fitness:
Chandler, AZ	(9)	1,177	4,480	—	5,657	721	2/9/06	2001
Mustang Engineering:
Houston, TX	(9)	1,859	16,198	—	18,057	1,503	1/31/08	1983
Northern Tool & Equipment:
Blaine, MN	3,185	2,233	2,432	—	4,665	275	2/28/07	2006
O’Reilly Auto Parts:
Dallas, TX	3,290	1,896	2,904	—	4,800	291	2/6/07	1970
Office Depot:
Dayton, OH	2,130	807	2,183	—	2,990	253	7/7/06	2005
Greenville, MS	2,192	666	2,469	—	3,135	291	7/12/06	2000
Warrensburg, MO	1,810	1,024	1,540	—	2,564	253	7/19/06	2001
Benton, AR	2,130	560	2,506	—	3,066	270	11/21/06	2001
Oxford, MS	2,295	916	2,141	—	3,057	226	12/1/06	2006
Enterprise, AL	1,850	771	1,635	—	2,406	167	2/27/07	2006
Alcoa, TN	(9)	1,164	2,537	—	3,701	192	1/31/08	1999
Laurel, MS	(9)	351	2,214	—	2,565	132	9/30/08	2002
London, KY	(9)	724	2,687	—	3,411	200	9/30/08	2001
OfficeMax:
Orangeburg, SC	1,875	590	2,363	—	2,953	281	2/28/07	1999
Old Time Pottery:
Fairview Heights, IL	2,140	1,044	2,943	50	4,037	585	11/21/06	1979
One Pacific Place:
Omaha, NE	23,400	6,254	27,877	1,329	35,460	3,858	2/6/07	1988
Oxford Theater:
Oxford, MS	—	281	4,051	—	4,332	453	8/31/06	2006
Payless Shoes:
Columbia, SC	(9)	568	742	—	1,310	50	9/30/08	1998
PepBoys:
Albuquerque, NM	2,197	1,495	1,980	—	3,475	149	3/25/08	1990
Arlington Heights, IL	3,575	1,379	4,376	—	5,755	327	3/25/08	1995
Clarksville, IN	(9)	1,017	1,492	—	2,509	117	3/25/08	1993
Colorado Springs, CO	1,552	1,223	1,820	—	3,043	141	3/25/08	1994
El Centro, CA	(9)	1,000	1,202	—	2,202	91	3/25/08	2006
Fort Myers, FL	1,775	2,121	2,546	—	4,667	188	3/25/08	1994
Frederick, MD	(9)	1,786	2,812	—	4,598	201	3/25/08	1987

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

PepBoys (continued):
Hampton, VA	(9)	2,024	1,757	—	3,781	134	3/25/08	1993
Lakeland, FL	(9)	3,313	1,991	—	5,304	160	3/25/08	1991
Nashua, NH	2,547	2,415	2,006	—	4,421	151	3/25/08	1996
New Hartford, NY	1,379	1,280	1,178	—	2,458	110	3/25/08	1992
Orem, UT	(9)	1,392	1,224	—	2,616	94	3/25/08	1990
Pasadena, TX	(9)	1,703	2,656	—	4,359	200	3/25/08	1995
Redlands, CA	2,690	1,460	2,918	—	4,378	214	3/25/08	1994
San Antonio, TX	1,432	905	2,091	—	2,996	162	3/25/08	1988
Tamarac, FL	(9)	1,690	2,106	—	3,796	157	3/25/08	1997
Tampa, FL	1,121	3,902	2,035	—	5,937	178	3/25/08	1991
West Warwick, RI	(9)	2,429	1,198	—	3,627	94	3/25/08	1993
Petsmart:
McCarran, NV	22,000	5,151	43,546	—	48,697	2,801	7/2/08	2008
Chattanooga, TN	2,318	1,136	3,418	—	4,554	207	8/5/08	1996
Daytona Beach, FL	2,449	1,735	3,270	—	5,005	198	8/5/08	1996
Fredericksburg, VA	2,423	3,247	2,083	—	5,330	128	8/5/08	1997
Plastech:
Auburn Hills, MI	(9)	3,283	18,153	(2,882)	18,554	2,020	12/15/05	1995
Pocatello Square:
Pocatello, ID	17,250	3,262	18,418	(241)	21,439	1,780	4/6/07	2006
Rayford Square:
Spring, TX	5,940	2,339	6,696	178	9,213	832	3/2/06	1973
Rite Aid:
Alliance, OH	—	432	1,446	1	1,879	225	10/20/05	1996
Enterprise, AL	2,043	920	2,391	—	3,311	330	1/26/06	2005
Wauseon, OH	2,142	1,047	2,333	1	3,381	326	1/26/06	2005
Saco, ME	1,375	391	1,989	—	2,380	277	1/27/06	1997
Cleveland, OH	1,413	566	1,753	1	2,320	250	4/27/06	1997
Fremont, OH	1,388	863	1,435	1	2,299	200	4/27/06	1997
Defiance, OH	2,321	1,174	2,373	1	3,548	308	5/26/06	2005
Lansing, MI	1,041	254	1,276	—	1,530	185	6/29/06	1950
Glassport, PA	2,325	674	3,112	1	3,787	334	10/4/06	2006
Hanover, PA	4,115	1,924	3,804	—	5,728	405	10/17/06	2006
Plains, PA	3,380	1,147	3,780	—	4,927	364	4/16/07	2006
Fredericksburg, VA	2,979	1,522	3,378	—	4,900	312	5/2/07	2007
Lima, OH	3,103	1,814	2,402	—	4,216	231	5/14/07	2005
Allentown, PA	3,615	1,635	3,654	—	5,289	344	5/15/07	2006
Ruth Chris:
Metairie, LA	(9)	1,701	1,262	—	2,963	9	9/27/10	1972
Sarasota, FL	(9)	1,480	1,266	—	2,746	9	9/27/10	2000
Sportsman’s Warehouse (former):
Wichita, KS	—	1,586	5,954	—	7,540	694	6/27/06	2006
DePere, WI	3,906	1,131	4,295	—	5,426	435	4/20/07	2004

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Staples:
Crossville, TN	1,885	549	2,134	—	2,683	372	1/26/06	2001
Peru, IL	1,930	1,285	1,959	—	3,244	259	11/10/06	1998
Clarksville, IN	2,900	939	3,080	—	4,019	376	12/29/06	2006
Greenville, SC	2,955	1,718	2,496	—	4,214	243	4/11/07	2007
Warsaw, IN	1,850	1,084	1,984	—	3,068	197	5/17/07	1998
Guntersville, AL	2,161	969	2,330	—	3,299	214	7/6/07	2001
Moraine, OH	(9)	1,168	2,182	(11)	3,339	191	10/12/07	2006
Angola, IN	1,999	457	2,366	—	2,823	148	9/30/08	1999
Starbucks:
Covington, TN	—	563	856	—	1,419	88	6/22/07	2007
Sedalia, MO	(9)	249	837	—	1,086	79	6/22/07	2006
Bowling Green, KY	(9)	557	1,005	3	1,565	91	10/23/07	2007
Shawnee, OK	(9)	362	644	5	1,011	61	10/31/07	2006
Oklahoma City, OK	—	386	725	5	1,116	68	11/20/07	2007
Chattanooga, TN	—	533	788	5	1,326	72	11/26/07	2007
Maryville, TN	(9)	663	733	4	1,400	68	11/26/07	2007
Powell, TN	(9)	517	728	4	1,249	67	11/26/07	2007
Seymour, TN	—	509	752	4	1,265	69	11/26/07	2007
Altus, OK	—	191	885	—	1,076	78	1/16/08	2007
Stillwater, OK	(9)	164	990	—	1,154	82	2/28/08	2007
Memphis, TN	—	201	1,077	—	1,278	85	3/4/08	2007
Ponca City, OK	—	218	778	—	996	62	3/11/08	2007
Kingsport, TN	(9)	544	733	—	1,277	60	3/25/08	2008
Stations Casino:
Las Vegas, NV	42,250	4,976	50,024	—	55,000	4,003	11/1/07	2007
Taco Bell:
Anderson, IN	(9)	344	640	(13)	971	82	7/19/07	1995
Brazil, IN	(9)	539	569	(12)	1,096	71	7/19/07	1996
Henderson, KY	(9)	380	946	(14)	1,312	106	7/19/07	1992
Martinsville, IN	(9)	421	633	(12)	1,042	80	7/19/07	1986
Princeton, IN	(9)	287	628	(14)	901	86	7/19/07	1992
Robinson, IN	(9)	300	527	(11)	816	70	7/19/07	1994
Spencer, IN	(9)	216	583	(14)	785	74	7/19/07	1999
Vinceness, IN	(9)	623	648	(16)	1,255	83	7/19/07	2000
Washington, IN	(9)	334	583	(12)	905	76	7/19/07	1995
TelerX Marketing:
Kings Mountain, NC	6,083	367	7,795	—	8,162	749	7/17/07	2007
Three Forks Restaurant:
Dallas, TX	6,675	3,641	5,678	—	9,319	380	6/5/08	1998
TJ Maxx:
Staunton, VA	3,116	933	3,082	17	4,032	193	9/30/08	1988

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Tractor Supply:
Parkersburg, WV	1,793	934	2,050	—	2,984	314	9/26/05	2005
La Grange, TX	1,405	256	2,091	—	2,347	255	11/6/06	2006
Livingston, TN	1,725	430	2,360	—	2,790	285	11/22/06	2006
New Braunfels, TX	1,750	511	2,350	—	2,861	286	11/22/06	2006
Crockett, TX	1,325	291	1,957	—	2,248	233	12/1/06	2006
Ankeny, IA	1,950	717	1,984	—	2,701	231	2/9/07	2006
Greenfield, MN	2,228	1,311	2,367	—	3,678	227	4/2/07	2006
Marinette, WI	1,918	448	2,123	—	2,571	234	4/10/07	2006
Paw Paw, MI	2,048	537	2,349	—	2,886	226	4/10/07	2006
Navasota, TX	2,050	348	2,368	—	2,716	255	4/18/07	2006
Fredericksburg, TX	2,031	593	2,235	—	2,828	209	5/8/07	2007
Fairview, TN	1,931	449	2,234	—	2,683	208	5/25/07	2007
Baytown, TX	2,251	808	2,212	—	3,020	203	6/11/07	2007
Prior Lake, MN	3,283	1,756	2,948	98	4,802	278	6/29/07	1991
Rome, NY	1,774	1,231	1,747	—	2,978	135	1/4/08	2003
Clovis, NM	(9)	695	2,129	—	2,824	153	4/7/08	2007
Carroll, OH	1,119	798	1,030	—	1,828	148	5/8/08	1976
Baldwinsville, NY	1,868	1,110	1,938	—	3,048	118	10/15/08	2005
LaGrange, KY	(9)	584	2,322	—	2,906	155	11/19/08	2008
Lowville, NY	(9)	126	1,848	—	1,974	27	6/3/10	2010
Malone, NY	(9)	168	1,852	—	2,020	27	6/3/10	2010
Elletsville, IN	(9)	248	1,992	—	2,240	15	9/13/10	2010
TutorTime:
Pittsburgh, PA	—	508	391	—	899	1	12/15/10	1985
Victoria Crossing:
Victoria, TX	8,288	2,207	9,531	15	11,753	988	1/12/07	2006
Wadsworth Boulevard:
Denver, CO	12,025	4,723	12,728	237	17,688	1,630	2/6/06	1991
Walgreens:
Brainerd, MN	2,814	981	2,882	—	3,863	429	10/5/05	2000
Florissant, MO	3,372	1,482	3,205	—	4,687	424	11/2/05	2001
St Louis (Gravois), MO	3,999	2,220	3,305	—	5,525	438	11/2/05	2001
St Louis (Telegraph), MO	3,289	1,745	2,875	—	4,620	381	11/2/05	2001
Columbia, MO	3,805	2,353	3,351	—	5,704	473	11/22/05	2002
Olivette, MO	4,747	3,077	3,798	—	6,875	521	11/22/05	2001
Knoxville, TN	3,088	1,826	2,465	—	4,291	331	5/8/06	2000
Picayune, MS	2,766	1,212	2,548	—	3,760	292	9/15/06	2006
Cincinnati, OH	3,341	1,335	3,272	—	4,607	322	3/6/07	2000
Madeira, OH	2,876	1,060	2,911	—	3,971	288	3/6/07	1998
Sharonville, OH	2,655	1,203	2,836	352	4,391	309	3/6/07	1998
Shreveport, LA	2,815	477	2,648	—	3,125	260	3/23/07	1998
Bridgetown, OH	3,043	1,537	2,356	—	3,893	231	4/30/07	1998
Dallas, TX	2,175	992	2,749	619	4,360	314	5/9/07	1996

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Walgreens (continued):
Bryan, TX	4,111	783	4,792	(4)	5,571	441	5/18/07	2001
Harris County, TX	3,673	1,651	3,007	—	4,658	289	5/18/07	2000
Gainesville, FL	2,465	1,079	2,398	18	3,495	220	6/1/07	1997
Kansas City (63rd St), MO	3,035	1,255	2,944	363	4,562	290	7/11/07	2000
Kansas City (Independence), MO	2,990	1,233	3,066	—	4,299	272	7/11/07	1997
Kansas City (Linwood), MO	2,438	1,066	2,634	201	3,901	249	7/11/07	2000
Kansas City (Troost), MO	2,464	1,149	3,288	—	4,437	291	7/11/07	2000
Topeka, KS	1,870	860	2,142	—	3,002	190	7/11/07	1999
Fort Worth, TX	3,675	276	2,982	—	3,258	260	7/17/07	1992
Richmond, VA	(9)	745	2,902	—	3,647	262	8/17/07	1997
Dallas, TX	(9)	367	2,214	(1)	2,580	189	8/27/07	1997
Brentwood, TN	2,700	2,904	2,179	(74)	5,009	181	10/17/07	2006
Harriman, TN	2,500	1,133	3,526	—	4,659	289	10/24/07	2007
Beverly Hills, TX	2,185	1,286	2,562	691	4,539	250	12/5/07	2007
Waco, TX	2,185	1,138	2,683	700	4,521	260	12/5/07	2007
Cincinnati (Seymour), OH	(9)	756	2,587	—	3,343	212	12/21/07	2000
Oneida, TN	2,500	555	3,938	—	4,493	295	2/29/08	2007
Batesville, MS	2,566	1,558	3,265	—	4,823	242	3/31/08	2007
Elmira, NY	2,900	1,996	3,831	—	5,827	263	5/1/08	2007
Hibbing, MN	2,557	1,048	2,763	—	3,811	185	5/14/08	2007
Essex, MD	3,920	1,208	4,725	—	5,933	311	5/30/08	2007
Bath, NY	2,581	1,114	2,924	—	4,038	195	6/2/08	2008
Chino Valley, AZ	3,272	1,779	3,014	—	4,793	195	6/2/08	2007
Albany, GA	2,791	929	3,177	—	4,106	213	6/11/08	2008
Rome, NY	2,758	1,170	3,121	—	4,291	201	7/15/08	2007
Columbus, MS	2,730	1,193	2,831	—	4,024	191	7/24/08	2004
Mobile, AL	2,805	1,654	3,286	—	4,940	209	8/28/08	2007
Akron, OH	(9)	565	1,961	16	2,542	125	9/30/08	1994
Broken Arrow, OK	935	770	1,274	—	2,044	86	9/30/08	1993
Crossville, TN	2,753	878	3,154	—	4,032	210	9/30/08	2001
Jacksonville, FL	2,695	1,044	4,178	—	5,222	253	9/30/08	2000
LaMarque, TX	2,213	450	3,461	—	3,911	207	9/30/08	2000
Newton, IA	(9)	505	3,456	—	3,961	209	9/30/08	2000
Saginaw, MI	2,213	801	2,977	—	3,778	182	9/30/08	2001
Seattle, WA	3,355	2,944	3,206	—	6,150	194	9/30/08	2002
Tulsa, OK	1,926	651	2,168	—	2,819	137	9/30/08	1994
Tulsa, OK	985	192	1,935	—	2,127	123	9/30/08	1993
Evansville, IN	2,423	1,131	2,898	—	4,029	155	11/25/08	2007
Austin, MN	3,531	1,049	1,940	—	2,989	89	3/27/09	2002
Canton, IL	4,429	842	3,046	—	3,888	142	3/27/09	2006
Galloway, OH	4,250	1,055	2,834	—	3,889	134	3/27/09	2003
Humble, TX	4,395	1,092	3,027	—	4,119	139	3/27/09	2003

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Walgreens (continued):
Memphis, TN	5,058	693	3,827	—	4,520	179	3/27/09	2002
Parkville, MO	4,274	1,461	2,243	—	3,704	107	3/27/09	2006
San Antonio, TX	4,060	991	3,005	—	3,996	138	3/27/09	2004
Toledo, OH	5,400	1,208	3,469	—	4,677	160	3/27/09	2005
Antioch, TN	4,425	479	3,411	—	3,890	158	3/31/09	2002
Decatur, IL	4,003	680	2,989	—	3,669	141	3/31/09	2005
Long Beach, MS	3,662	791	2,600	—	3,391	121	3/31/09	2005
Roselle, NJ	5,742	1,632	3,746	—	5,378	170	3/31/09	2002
Saraland, AL	5,079	1,415	3,187	—	4,602	146	3/31/09	2003
Mt. Pleasant, TX	—	1,098	3,447	—	4,545	4	12/21/10	2009
Wal-Mart:
Anderson, SC	8,160	3,265	8,442	1,271	12,978	911	5/8/07	1993
New London, WI	1,778	658	1,938	135	2,731	200	5/9/07	1991
Spencer, IN	1,377	612	1,427	176	2,215	156	5/23/07	1987
Bay City, TX	(9)	637	2,558	(6)	3,189	229	8/14/07	1990
Washington, IL	(9)	1,043	2,386	118	3,547	224	9/10/07	1989
Borger, TX	(9)	932	1,828	(10)	2,750	161	9/12/07	1991
Whiteville, NC	(9)	854	1,357	(9)	2,202	139	10/11/07	1988
WaWa:
Hockessin, DE	2,709	1,850	2,000	—	3,850	277	3/29/06	2000
Manahawkin, NJ	2,617	1,359	2,360	—	3,719	268	3/29/06	2000
Narberth, PA	2,422	1,659	1,782	—	3,441	248	3/29/06	2000
Wehrenberg Theatre:
Arnold, MO	(9)	2,798	4,604	126	7,528	561	6/14/06	1998
Weston Shops:
Weston, FL	(9)	6,034	9,573	—	15,607	645	7/30/08	2007
Wickes Furniture (former):
Chicago, IL	15,925	9,896	11,282	(11,377)	9,801	476	10/17/07	2007
WinCo Foods:
Eureka, CA	11,247	4,277	10,919	380	15,576	1,033	6/27/07	1960
Winter Garden Village:
Winter Garden, FL	105,700	22,862	151,385	854	175,101	9,050	9/26/08	2007

TOTAL	1,498,777	812,555	2,117,884	(3,214)	2,927,225	178,884

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases(7):
Academy Sports:
Houston, TX	3,825	3,953	1,952	1	5,906	—	6/27/07	1995
Baton Rouge, LA	4,687	2,719	6,014	1,937	10,670	—	7/19/07	1996
Houston (Breton), TX	3,045	1,194	4,675	—	5,869	—	7/19/07	1995
Houston (Southwest), TX	4,625	3,377	5,066	3,127	11,570	22	7/19/07	1996
North Richland Hills, TX	4,217	2,097	5,693	—	7,790	—	7/19/07	1996
Best Buy:
Evanston, IL	5,900	3,661	6,984	2	10,647	—	6/27/07	1996

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

					Gross Amount
					at Which
					Carried
		Initial Costs to Company		Total	At December 31,	Accumulated
			Buildings &	Adjustment	2010	Depreciation	Date	Date
Description(1)	Encumbrances	Land	Improvements	to Basis	(2)(3)(5)	(4)(6)	Acquired	Constructed

Wal-Mart (continued):
Warwick , RI	5,350	3,948	9,544	—	13,492	—	6/27/07	1992
CVS:
Amarillo, TX	1,741	832	2,563	—	3,395	—	7/19/07	1994
Del City, OK	2,631	1,085	4,496	—	5,581	—	7/19/07	1998
Eckerd:
Mantua, NJ	1,470	943	1,495	2	2,440	—	6/27/07	1993
Vineland, NJ	3,500	2,353	4,743	—	7,096	—	6/27/07	1997
Chattanooga, TN	1,920	1,023	2,976	—	3,999	—	7/19/07	1997
Mableton, GA	1,197	716	1,699	—	2,415	—	7/19/07	1994

TOTAL	44,108	27,901	57,900	5,069	90,870	22

(1)	As of December 31, 2010, we owned 412 single-tenant, freestanding retail properties, 292 single-tenant, freestanding commercial properties and 21 multi-tenant retail properties.

(2)	The aggregate cost for federal income tax purposes is approximately $3.3 billion.

(3)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2010	2009	2008

Balance, beginning of period	$2,921,274	$2,834,730	$1,606,722
Additions
Acquisitions	96,156	97,167	1,218,764
Improvements	6,668	3,558	—
Adjustment to basis	—	—	13,024

Total additions	102,824	100,725	1,231,788

Deductions
Cost of real estate sold	5	162	440
Adjustment to basis	1,190	2,401	—
Other (including provision for impairment of real estate assets)	4,808	11,618	3,340

Total deductions	6,003	14,181	3,780

Balance, end of period	$3,018,095	$2,921,274	$2,834,730

(4)	The following is a reconciliation of accumulated depreciation for the years ended December 31:

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010
(In thousands)

	2010	2009	2008

Balance, beginning of period	$122,887	$67,326	$24,882
Additions
Acquisitions — Depreciation Expense for Building, Acquisition Costs & Tenant Improvements Acquired	56,280	56,049	42,645
Improvements — Depreciation Expense for Tenant Improvements and Building Equipment	335	59	3

Total additions	56,615	56,108	42,648

Deductions
Cost of real estate sold	—	—	—
Other (including provision for impairment of real estate assets)	596	547	204

Total deductions	596	547	204

Balance, end of period	$178,906	$122,887	$67,326

(5)	In 2010, 2009 and 2008, provisions for impairment were recorded on one property.

(6)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term and buildings are depreciated over 40 years.

(7)	For financial reporting purposes, the lease has been recorded as a direct financing lease; therefore, depreciation is generally not applicable.

(8)	Subject to a ground lease and therefore date constructed is not applicable.

(9)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2010, the Company had $100.0 million outstanding under the Credit Facility.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2010
(In thousands)

								Carrying
				Final	Periodic		Face Amount	Amount
Mortgage Loans			Interest	Maturity	Payment	Prior	of Mortgages	of Mortgages(3)
Receivable(1)	Description	Location	Rate	Date	Terms(2)	Liens	(In thousands)	(In thousands)

Cracker Barrel Notes	Retail	(4)	9.84%	8/1/2020	P & I	None	$44,046	$44,970
KFC Notes	Retail	(5)	10.47%	10/1/2020	P & I	None	20,206	21,600
O’Reilly Notes	Retail	(6)	8.60-9.35%	1/1/2021	P & I	None	12,555	13,208

							$76,807	$79,778

(1)	No individual mortgage loan exceeds 3 percent of the total of the carrying amount for all mortgage loans.

(2)	P & I = Principal and interest payments.

(3)	The aggregate cost for federal income tax purposes is $83.9 million.

(4)	The Cracker Barrel Notes are secured by 23 restaurant properties located in 16 states.

(5)	The KFC Notes are secured by 20 restaurant properties located in nine states.

(6)	The O’Reilly Notes are secured by 26 commercial retail properties located in two states.

The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

Balance at December 31, 2009	$82,500
Additions:
New mortgage loans	—
Premium on new mortgage loans and capitalized loan costs	—
Acquisition costs related to investment in mortgage notes receivable	—
Deductions:
Collections of principal	(2,035)
Amortization of premium and capitalized loan costs	(687)

Balance at December 31, 2010	$79,778

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2011.

Cole Credit Property Trust II, Inc.

By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2011

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2011

/s/ SIMON J. MISSELBROOK Simon J. Misselbrook	Vice President of Accounting (Principal Accounting Officer)	March 30, 2011

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 30, 2011

/s/ GEORGE N. FUGELSANG George N. Fugelsang	Director	March 30, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description

3.1		Fifth Articles of Amendment and Restatement, as corrected. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K (File No. 333-121094), filed on March 23, 2006).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 6, 2005).
3.3		Articles of Amendment to Fifth Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).
4.1		Form of Subscription Agreement and Subscription Agreement Signature Page. (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).
4.2		Form of Additional Investment Subscription Agreement. (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).
10.1		2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-11 (File No. 333-121094), filed on December 9, 2004).
10.2		Form of Stock Option Agreement under 2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s pre-effective amendment to Form S-11 (File No. 333-121094), filed on April 11, 2005).
10.3		Amended and Restated Property Management and Leasing Agreement, dated September 16, 2005, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Fund Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.4		Amended and Restated Advisory Agreement, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10.5		Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).
10	.6*	Third Amended and Restated Distribution Reinvestment Plan.
10.7		First Amendment to Amended and Restated Advisory Agreement, dated April 17, 2006, between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on May 12, 2006).
10.8		Form of Dealer Manager Agreement. (Incorporated by reference to Exhibit 1.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on April 12, 2007).
10.9		First Amendment to Amended and Restated Property Management and Leasing Agreement, dated May 9, 2007, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).
10.10		First Amendment to Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated May 9, 2007, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.11 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).
10.11		Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated June 1, 2008, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on July 29, 2008).
10.12		Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 (File No. 333-153578), filed on September 18, 2008).

Exhibit No.		Description

10.13		Second Amendment to the Amended and Restated Advisory Agreement by and between the Company and Cole Advisors II (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on August 12, 2010).
10	.14*	Amended and Restated Credit Agreement dated as of December 17, 2010 among Cole Operating Partnership II, LP, as Borrower and Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, U.S. Bank National Association and RBS Citizens, N.A., d/b/a Charter One, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.
14.1		Cole Credit Property Trust II, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K (file No. 000-51963), filed on March 23, 2006).
21.1		List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s POS AM (File No. 333-121094), filed on December 20, 2006).
23	.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.