Form 10-Q
period 2011-03-31
Cole Credit Property Trust II Inc
filed 2011-05-12
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51963
COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1676382 (I.R.S. Employer Identification Number)
2555 East Camelback Road, Suite 400	(602) 778-8700
Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
As of May 11, 2011, there were 208,735,932 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2011 have been prepared by Cole Credit Property Trust II, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$836,058	$833,833
Buildings and improvements, less accumulated depreciation of $193,563 and $178,906, respectively	1,947,449	1,943,307
Real estate assets under direct financing leases, less unearned income of $14,798 and $15,284, respectively	36,709	36,946
Acquired intangible lease assets, less accumulated amortization of $104,615 and $97,387, respectively	333,212	340,606

Total real estate assets, net	3,153,428	3,154,692
Investment in mortgage notes receivable, net	79,033	79,778

Total real estate and mortgage assets, net	3,232,461	3,234,470
Cash and cash equivalents	34,228	45,791
Restricted cash	7,348	8,345
Marketable securities pledged as collateral	60,871	81,995
Investment in unconsolidated joint ventures	37,240	38,324
Rents and tenant receivables, less allowance for doubtful accounts of $482 and $646, respectively	47,055	45,616
Prepaid expenses and other assets	4,035	3,866
Deferred financing costs, less accumulated amortization of $14,837 and $13,599, respectively	25,683	26,928

Total assets	$3,448,921	$3,485,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,676,294	$1,673,243
Repurchase agreement	44,663	54,312
Accounts payable and accrued expenses	15,123	15,597
Due to affiliates	1,004	1,496
Acquired below market lease intangibles, less accumulated amortization of $34,715 and $32,095, respectively	137,814	140,797
Distributions payable	11,116	11,097
Deferred rent, derivative and other liabilities	12,036	16,181

Total liabilities	1,898,050	1,912,723

Commitments and contingencies
Redeemable common stock	12,510	12,237

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 209,651,829 and 209,317,346 shares issued and outstanding, respectively	2,096	2,093
Capital in excess of par value	1,880,823	1,878,118
Accumulated distributions in excess of earnings	(348,066)	(332,547)
Accumulated other comprehensive income	3,508	12,711

Total stockholders’ equity	1,538,361	1,560,375

Total liabilities and stockholders’ equity	$3,448,921	$3,485,335

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental and other property income	$60,983	$58,943
Tenant reimbursement income	4,787	3,575
Earned income from direct financing leases	486	574
Interest income on mortgage notes receivable	1,621	1,676
Interest income on marketable securities	1,938	1,886

Total revenue	69,815	66,654

Expenses:
General and administrative expenses	2,002	2,053
Property operating expenses	5,812	5,095
Property and asset management expenses	4,356	4,312
Acquisition related expenses	362	—
Depreciation	14,657	14,026
Amortization	7,397	7,013

Total operating expenses	34,586	32,499

Operating income	35,229	34,155

Other income (expense):
Equity in income of unconsolidated joint ventures and other income	168	96
Gain on sale of marketable securities	7,859	—
Interest expense	(26,521)	(25,224)

Total other expense	(18,494)	(25,128)

Net income	$16,735	$9,027

Weighted average number of common shares outstanding:
Basic	209,271,540	205,318,698

Diluted	209,271,540	205,322,134

Net income per common share:
Basic and diluted	$0.08	$0.04

Distributions declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess	in Excess of	Comprehensive	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Income	Equity
Balance, January 1, 2011	209,317,346	$2,093	$1,878,118	$(332,547)	$12,711	$1,560,375
Issuance of common stock	1,848,451	18	14,866	—	—	14,884
Distributions	—	—	—	(32,254)	—	(32,254)
Redemptions of common stock	(1,513,968)	(15)	(11,888)	—	—	(11,903)
Redeemable common stock	—	—	(273)	—	—	(273)
Comprehensive income:
Net income	—	—	—	16,735	—	16,735
Unrealized loss on marketable securities	—	—	—	—	(1,713)	(1,713)
Reclassification of previous unrealized gain on marketable securities into net income					(7,748)	(7,748)
Unrealized gain on interest rate swaps	—	—	—	—	258	258

Total comprehensive income						7,532

Balance, March 31, 2011	209,651,829	$2,096	$1,880,823	$(348,066)	$3,508	$1,538,361

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$16,735	$9,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,657	14,026
Amortization of intangible lease assets and below market lease intangibles, net	6,045	5,243
Amortization of deferred financing costs	1,679	1,607
Amortization of premiums on mortgage notes receivable	173	169
Accretion of discount on marketable securities	(684)	(613)
Amortization of fair value adjustments of mortgage notes payable assumed	478	444
Bad debt expense	18	289
Stock compensation expense	—	4
Equity in income of unconsolidated joint ventures	(153)	(29)
Return on investment in unconsolidated joint ventures	226	1,257
Gain on sale of marketable securities	(7,859)	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,457)	(1,365)
Prepaid expenses and other assets	981	965
Accounts payable and accrued expenses	(392)	(2,114)
Due to affiliates, deferred rent and other liabilities	(4,379)	(2,723)

Net cash provided by operating activities	26,068	26,187

Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(22,765)	(1,085)
Proceeds from sale of marketable securities	20,206	—
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	809	634
Return of investment from unconsolidated joint ventures	1,011	—
Payment of property escrow deposits	(1,150)	—
Change in restricted cash	997	115

Net cash used in investing activities	(892)	(336)

Cash flows from financing activities:
Redemptions of common stock	(11,903)	(2,818)
Distributions to investors	(17,351)	(16,063)
Proceeds from notes payable and line of credit	29,111	—
Repayment of notes payable and line of credit	(26,538)	(901)
Proceeds from repurchase agreement	8,078	—
Repayment of repurchase agreement	(17,727)	—
Refund of loan deposits	—	410
Payment of loan deposits	—	(1,640)
Deferred financing costs paid	(409)	(57)

Net cash used in financing activities	(36,739)	(21,069)

Net (decrease) increase in cash and cash equivalents	(11,563)	4,782
Cash and cash equivalents, beginning of period	45,791	28,417

Cash and cash equivalents, end of period	$34,228	$33,199

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2011
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
As of March 31, 2011, the Company owned 727 properties comprising 20.7 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of March 31, 2011, the rentable space at these properties was 95% leased. As of March 31, 2011, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through two joint ventures, the Company had a majority indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri and a majority indirect interest in a ten-property storage facility portfolio as of March 31, 2011. In addition, the Company owned four commercial mortgage-backed securities (“CMBS”) bonds as of March 31, 2011.
The Company ceased offering shares of common stock in its initial primary offering (the “Initial Offering”) on May 22, 2007, and ceased offering shares of common stock in its follow-on offering (the “Follow-on Offering”) on January 2, 2009. The Company continues to issue shares of common stock under its dividend reinvestment plan (the “DRIP Offering”, and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of March 31, 2011, the Company had issued approximately 219.9 million shares of common stock in its Offerings for aggregate gross proceeds of $2.2 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $224.6 million), before share redemptions of $94.1 million. As of March 31, 2011, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer management fees in the Offerings.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto set forth in the Company’s Annual Report on Form 10-K.
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
March 31, 2011
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
The Company continues to monitor certain properties for which it has identified impairment indicators. As of March 31, 2011, the Company had eight properties with an aggregate book value of $59.8 million for which it had assessed the recoverability of the carrying values. For each of these properties, the undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continued to exceed the carrying value of these assets as of March 31, 2011. Should the conditions related to any of these properties change, the underlying assumptions used to determine the expected undiscounted future operating cash flows may change and adversely affect the recoverability of the carrying values related to these properties. No impairment losses were recorded during each of the three months ended March 31, 2011 and 2010.
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
Restricted Cash and Escrows
Restricted cash of $7.3 million and $8.3 million as of March 31, 2011 and December 31, 2010, respectively, represented tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement.
Concentration of Credit Risk
As of March 31, 2011, the Company had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of federally insured levels totaling $35.4 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of March 31, 2011 consisted of the Company’s non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri and a majority interest in a joint venture that owns a ten-property storage facility portfolio. Consolidation of these investments is not required as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. Both the Company and the respective joint venture partner must approve decisions about the respective entity’s activities that have a significant effect on the success of the entity. As of March 31, 2011, the aggregate carrying value of assets held within the unconsolidated joint ventures was $147.5 million and the face value of the non-recourse mortgage notes payable was $111.1 million. As of December 31, 2010, the aggregate carrying value of assets held within the unconsolidated joint ventures was $148.6 million and the face value of the non-recourse mortgage notes payable was $111.6 million.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
The Company accounts for the unconsolidated joint ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company evaluates the carrying amount of each investment for impairment in accordance with ASC 323. The unconsolidated joint ventures are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment can require the Company’s management to exercise significant judgments and assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to the unconsolidated joint ventures for the three months ended March 31, 2011 or 2010.
Redeemable Common Stock
The Company’s share redemption program provides that the Company will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder), and the cash available for redemptions (including those upon death or qualifying disability) is limited to the net cumulative proceeds from the sale of shares pursuant to the DRIP Offering. In addition, the Company will redeem shares on a quarterly basis, at the rate of one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter (including those upon death or qualifying disability of a stockholder) will also be limited to the net proceeds the Company receives from the sale of shares during such quarter from the DRIP Offering. As of March 31, 2011 and December 31, 2010, the Company had redeemed approximately 10.3 million and approximately 8.8 million shares of common stock, respectively, for an aggregate price of $94.1 million and $82.2 million, respectively.
The redemption price per share is dependent on the length of time the shares are held and the estimated share value. For purposes of establishing the redemption price per share, estimated share value means the most recently disclosed estimated value of the Company’s shares of common stock, as determined by the Company’s board of directors, including a majority of the Company’s independent directors (the “Estimated Share Value”). As of March 31, 2011, the Estimated Share Value was $8.05 per share, as determined by the Company’s board of directors on June 22, 2010.
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
March 31, 2011
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivables, and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of March 31, 2011 and December 31, 2010. The estimated fair value of these notes was $83.2 million and $83.9 million as of March 31, 2011 and December 31, 2010, respectively, as compared to the carrying values of $79.0 million and $79.8 million as of March 31, 2011 and December 31, 2010, respectively.
Notes payable, line of credit and repurchase agreement — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of March 31, 2011 and December 31, 2010. The estimated fair value of the notes payable, line of credit and repurchase agreement was $1.7 billion as of March 31, 2011 and December 31, 2010, which was equal to the carrying value of $1.7 billion as of March 31, 2011 and December 31, 2010.
Marketable securities — The Company’s marketable securities, including those pledged as collateral, are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar CMBS tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads, may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. As of March 31, 2011 and December 31, 2010, no marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
Derivative Instruments — The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$60,871	$—	$—	$60,871

Liabilities:
Interest rate swaps	$3,398	$—	$3,398	$—

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
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

The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$81,995	$56,366
Total gains or losses
Realized gain included in earnings	(7,748)	—
Unrealized (loss) gain included in other comprehensive income	(1,713)	6,240
Purchases, issuances, settlements, sales and accretion
Purchases	—	—
Issuances	—	—
Settlements	—	—
Sales	(12,347)	—
Accretion of discount	684	613

Balance at end of period	$60,871	$63,219

NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Minimum lease payments receivable	$23,653	$24,376
Estimated residual value of leased assets	27,854	27,854
Unearned income	(14,798)	(15,284)

Total	$36,709	$36,946

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
NOTE 5 — REAL ESTATE ACQUISITIONS
2011 Property Acquisitions
During the three months ended March 31, 2011, the Company acquired a 100% interest in two commercial properties for an aggregate purchase price of $8.7 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with a combination of proceeds from the DRIP Offering, cash flows from operations and net proceeds from borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2011
Land	$2,225
Building and improvements	5,058
Acquired in-place leases	1,289
Acquired above-market leases	98

Total purchase price	$8,670

The Company recorded revenue for the three months ended March 31, 2011 of $85,000, and a net loss for the three months ended March 31, 2011 of $213,000 related to the 2011 Acquisitions. In addition, the Company expensed $362,000 of acquisition costs for the three months ended March 31, 2011.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	March 31, 2011	March 31, 2010
Pro Forma Basis:
Revenue	$69,893	$66,818
Net income	$16,949	$8,768
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
2011 Other Investment in Real Estate
During the three months ended March 31, 2011, the Company paid a tenant improvement allowance of $12.0 million for modifications and improvements to an existing property, including the conversion of an existing warehouse into office space and the construction of a parking area, for which the Company will receive additional rents. Such costs were capitalized to buildings and improvements and will be depreciated over their estimated useful life.
2010 Property Acquisitions
The Company made no real estate acquisitions during the three months ended March 31, 2010.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of March 31, 2011, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of March 31, 2011, the Mortgage Notes balance of $79.0 million consisted of the face amount of the Mortgage Notes of $72.4 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.3 million. As of December 31, 2010, the Mortgage Notes balance of $79.8 million consisted of the face amount of the Mortgage Notes of $73.0 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.1 million. The premium and acquisition costs are amortized into interest income over the term of each of the Mortgage Notes using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum and a weighted average interest rate of 9.88%. There were no amounts past due as of March 31, 2011.
The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses or allowances were recorded related to the Mortgage Notes for the three months ended March 31, 2011 or 2010.
NOTE 7 — MARKETABLE SECURITIES
As of March 31, 2011, the Company owned four CMBS bonds, with an estimated aggregate fair value of $60.9 million. As of December 31, 2010, the Company owned six CMBS bonds, with an estimated aggregate fair value of $82.0 million. In March, 2011, the Company sold two of the CMBS bonds for $20.2 million, and realized a gain on the sale of $7.9 million, of which $7.7 million had previously been recorded in other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.
As of March 31, 2011 and December 31, 2010, the securities were pledged as collateral to a bank under a repurchase agreement (the “Repurchase Agreement”), which provided secured borrowings in the amount of $44.7 million and $54.3 million, respectively, with a weighted average interest rate of 1.46% and 1.68%, respectively (see Note 9 below). The following provides the activity for the CMBS bonds during the three months ended March 31, 2011 (in thousands):

	Amortized	Unrealized
	Cost Basis	Gains	Total
Marketable securities as of December 31, 2010	$65,628	$16,367	$81,995
Sale of marketable securities	(12,347)	(7,748)	(20,095)
Decrease in fair value of marketable securities	—	(1,713)	(1,713)
Accretion of discounts on marketable securities	684	—	684

Marketable securities as of March 31, 2011	$53,965	$6,906	$60,871

One CMBS bond was in an unrealized loss position of $785,000 as of March 31, 2011. The remaining three CMBS bonds were in an unrealized gain position of $7.7 million as of March 31, 2011. All of the six CMBS bonds were in an unrealized gain position as of December 31, 2010.
As of March 31, 2011, the cumulative unrealized loss of $785,000, which is included in accumulated other comprehensive income on the accompanying condensed consolidated unaudited balance sheets, was deemed to be a temporary impairment based upon (i) the Company having no intent to sell the security before recovery, (ii) it is more likely than not that the Company will not be required to sell the security before recovery; and (iii) the Company’s expectation to recover the entire amortized cost basis of the security. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of March 31, 2011, the Company had determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protected the Company’s ability to recover its investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment had not been adversely impacted by any deterioration in the creditworthiness of the specific CMBS issuers.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
The following table shows the fair value and holding period of the Company’s CMBS bond that was in an unrealized loss position as of March 31, 2011 (in thousands):

Holding Period of Gross Unrealized (Loss)
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Loss	Value	Loss	Value	Loss
CMBS	$27,914	$(785)	$—	$—	$27,914	$(785)
The scheduled maturities of the marketable securities as of March 31, 2011 are as follows (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	16,484	19,168
Due after five years through ten years	37,481	41,703
Due after ten years	—	—

	$53,965	$60,871

Actual maturities of marketable securities can differ from contractual maturities because borrowers may have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the marketable securities.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The table below summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

							Fair Value of Liability
	Balance Sheet	Notional	Interest		Effective	Maturity	March 31,	December 31,
	Location	Amount	Rate		Date	Date	2011	2010
Derivatives designated as hedging instruments
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%		11/4/2008	10/31/2012	$(1,535)	$(1,767)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%		12/10/2008	9/26/2011	(388)	(571)
Interest Rate Swap	Deferred rent, derivative and other liabilities	15,043	6.2%		6/12/2009	6/11/2012	(447)	(531)
Interest Rate Swap	Deferred rent, derivative and other liabilities	7,200	5.8%		2/20/2009	3/1/2016	(157)	(210)
Interest Rate Swap	Deferred rent, derivative and other liabilities	30,000	6.0%		11/24/2009	10/16/2012	(474)	(577)
Interest Rate Swap	Deferred rent, derivative and other liabilities	111,111	4.9	%(1)	2/28/2011	11/30/2013	(397)	—

		$233,604					$(3,398)	$(3,656)

(1)	The interest rate swap fixes LIBOR at 1.44%. The applicable spread is based on the Company’s overall leverage.
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
March 31, 2011
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
The following table summarizes the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain (Loss) Recognized in Other
	Comprehensive Income on Derivative
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2011	2010
Interest Rate Swaps (1)	$258	$(496)

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2011 and 2010. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2011 and 2010.
The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivative asset in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of March 31, 2011 and December 31, 2010, there have been no termination events or events of default related to the interest rate swaps.
NOTE 9 — NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT
As of March 31, 2011, the Company had $1.7 billion of debt outstanding, consisting of (i) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), (ii) $38.3 million in variable rate mortgage loans (the “Variable Rate Debt”), (iii) $127.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”); and (iv) $44.7 million outstanding under the Repurchase Agreement. The aggregate balance of gross real estate assets and marketable securities, net of gross intangible lease liabilities, securing the Fixed Rate Debt, Variable Rate Debt and Repurchase Agreement, was $2.7 billion as of March 31, 2011. Additionally, the combined weighted average interest rate was 5.62% and the weighted average years to maturity was 4.84 years as of March 31, 2011.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and Variable Rate Debt. The Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of March 31, 2011.
Notes Payable
The Fixed Rate Debt has annual interest rates ranging from 4.46% to 7.22%, with a weighted average annual interest rate of 5.88%, and various maturity dates ranging from April, 2011 through August, 2031. The Variable Rate Debt has annual interest rates ranging from LIBOR plus 200 to 325 basis points, and matures in September, 2011. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate related assets on which the debt was placed. During the three months ended March 31, 2011, the Company repaid $24.5 million of fixed rate debt, including monthly principal payments on amortizing loans.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
Line of Credit
The Credit Facility provides for up to $350.0 million of unsecured borrowings. The Credit Facility allows the Company to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and $111.1 million in a term loan (the “Term Loan”). The Credit Facility matures on December 17, 2013.
During the three months ended March 31, 2011, the Company borrowed $29.1 million and repaid $2.0 million under the Credit Facility. As of March 31, 2011, the Company had $111.1 million outstanding under the Term Loan and an additional $16.0 million in Revolving Loans. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of March 31, 2011. Revolving Loans outstanding as of March 31, 2011, bore interest at Bank of America’s prime rate plus 250 basis points.
Repurchase Agreement
As of March 31, 2011, the Company had $44.7 million outstanding under the Repurchase Agreement, which bears interest at a weighted average interest rate of 1.46% and matured in April of 2011. Subsequent to March 31, 2011, the Company repaid $25.6 million under the Repurchase Agreement and renewed the remaining amount outstanding through May 2011. Upon maturity, the Company may elect to renew the Repurchase Agreement for periods ranging from 15 days to 90 days until the CMBS bonds, which are pledged as collateral, mature. The CMBS bonds have maturities ranging from August 2014 to September 2017, with a weighted average remaining term of 5.31 years. The Repurchase Agreement is being accounted for as a secured borrowing because the Company maintains effective control of the financed assets.
Under the Repurchase Agreement, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral to fund margin calls. As of March 31, 2011, the amount outstanding under the Repurchase Agreement was $44.7 million and the marketable securities held as collateral had a fair value of $60.9 and an amortized cost basis of $54.0 million. There was no cash collateral held by the counterparty as of March 31, 2011. The Repurchase Agreement is non-recourse to the Company and Cole OP II.
During the three months ended March 31, 2011, the Company borrowed an additional $8.1 million under the Repurchase Agreement and repaid $17.7 million under the Repurchase Agreement, of which $14.2 million was in connection with the sale of two of the Company’s CMBS bonds (see Note 7 above).
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$11,116	$10,924
Common stock issued through the DRIP Offering	$14,884	$15,499
Net unrealized (loss) gain on marketable securities	$(1,713)	$6,240
Reclassification of unrealized gain on marketable securities into net income	$7,748	$—
Net unrealized gain (loss) on interest rate swaps	$258	$(496)
Accrued capital expenditures	$684	$112
Accrued deferred financing costs	$25	$—
Supplemental Cash Flow Disclosures:
Interest paid	$24,243	$23,432

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.
Purchase Commitments
During the three months ended March 31, 2011, the Company entered into agreements with unaffiliated third party sellers, to purchase a 100% interest in 18 properties, subject to meeting certain criteria, for an aggregate purchase price of $57.2 million, exclusive of closing costs. As of March 31, 2011, the Company had $1.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $50,000 will be forfeited if the transactions are not completed. As of May 11, 2011, the Company had purchased 17 of these properties for $48.6 million, exclusive of closing costs, and no escrow deposits were forfeited.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties will have a material adverse effect on its condensed consolidated unaudited financial statements, nor is it aware of any environmental matters at other properties which it believes will have a material adverse effect on its condensed consolidated unaudited financial statements.
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
DRIP Offering
During the three months ended March 31, 2011 and 2010, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering.
Acquisitions and Operations
Cole Advisors II or its affiliates also receives acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties, and will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 4.0% of the contract purchase price.
The Company paid, and expects to continue to pay, Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate invested assets, as reasonably estimated by the Company’s board of directors. The Company also reimburses certain costs and expenses incurred by Cole Advisors II in providing asset management services.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the period indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$413	$—
Asset management fees and expenses	$2,158	$2,132
Property management and leasing fees and expenses	$2,103	$2,118
Operating expenses	$433	$540
Financing coordination fees	$111	$—
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
March 31, 2011
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
During the three months ended March 31, 2011, and 2010, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.
Other
As of March 31, 2011 and December 31, 2010, $1.0 million and $1.5 million, respectively, had been incurred, primarily for the general and administrative, acquisition, construction management, property and asset management expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited financial statements.
NOTE 13 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage Cole Advisors II and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company, including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors II and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 14 — NEW ACCOUNTING PRONOUNCEMENT
In December 2010, FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 was effective for the Company beginning on January 1, 2011. The adoption of ASU 2010-29 has not had a material impact on the Company’s consolidated financial statements.
NOTE 15 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2011, the Company had granted options to purchase 50,000 shares at a weighted average exercise price of $9.12 per share, of which options to purchase 45,000 shares remained outstanding with a weighted average contractual remaining life of six years. Options to purchase 5,000 shares were exercised at a price of $9.10 per share in 2009. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three months ended March 31, 2011, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested share-based compensation awards granted under the IDSOP had previously been recognized. During the three months ended March 31, 2010, the Company recorded stock-based compensation charges of $4,000. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
NOTE 16 — SUBSEQUENT EVENTS
Issuance of shares of common stock through DRIP Offering
As of May 11, 2011, the Company had issued approximately 18.3 million shares of common stock in the DRIP Offering, resulting in gross proceeds of $164.5 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of $2.2 billion as of May 11, 2011, before offering costs, selling commissions, and dealer management fees of $188.3 million.
Redemption of Shares of Common Stock
Subsequent to March 31, 2011, the Company redeemed approximately 1.5 million shares for $12.2 million.
Real Estate Acquisitions
Subsequent to March 31, 2011, the Company acquired a 100% interest in 21 commercial real estate properties for an aggregate purchase price of $60.1 million. The acquisitions were funded with available cash, net proceeds from the DRIP Offering and Credit Facility borrowings. Acquisition related expenses totaling $1.6 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 5 for these properties.
Notes Payable and Line of Credit
Subsequent to March 31, 2011, the Company borrowed $73.0 million under the Credit Facility and also repaid $31.1 million of fixed rate debt. As of May 11, 2011, the Company had $200.1 million outstanding under the Credit Facility and $149.4 million available for borrowing.
Declaration of Distributions
Subsequent to March 31, 2011, the board of directors of the Company authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share for stockholders of record as of the close of business on each day of the period commencing on July 1, 2011 and ending on September 30, 2011. This daily distribution equates to an annualized return of approximately 6.25%, based on the original offering price of $10.00 per share, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of the Company’s shares of $8.05 per share.
Sale of Marketable Securities and Repayment of Repurchase Agreement
Subsequent to March 31, 2011, the Company sold three marketable securities for aggregate proceeds of $32.6 million, resulting in an aggregate gain of $7.3 million. In connection with the sales, the Company repaid $25.6 million that was outstanding under the Repurchase Agreement as of March 31, 2011. The Company renewed the remaining amount outstanding under the Repurchase Agreement through May 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our Risk Factors may be found under Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Overview
We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in our Initial Offering. We have no paid employees and are externally advised and managed by Cole Advisors II, our advisor. We currently qualify, and intend to continue to elect to qualify, as a REIT for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 87% and 88% of total revenue for the three months ended March 31, 2011 and 2010, respectively. As 95% of our rentable square feet was under lease as of March 31, 2011, with a weighted average remaining lease term of 11.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of March 31, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets and marketable securities, net of gross intangible lease liabilities, was 50%, with 3.0% of the debt, or $54.3 million, including $16.0 million in Revolving Loans outstanding under the Credit Facility, subject to variable interest rates. Should we continue to acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2011, 95% of our rentable square feet was under lease. During the three months ended March 31, 2011, our percentage of rentable square feet under lease increased slightly. However, if the current economic uncertainty persists, we may experience additional vacancies or be required to further reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

Results of Operations
As of March 31, 2011, we owned 727 properties comprising 20.7 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of March 31, 2011, 414 of the properties were freestanding, single-tenant retail properties, 292 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our condensed consolidated unaudited financial statements accompanying this report. As of March 31, 2011, 95% of the rentable square feet of our properties were leased, with a weighted-average remaining lease term of 11.1 years. In addition, as of March 31, 2011, we owned four CMBS bonds, with an aggregate fair value of $60.9 million, and 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties. As of March 31, 2011, we had outstanding debt of $1.7 billion, secured by properties in our portfolio and their related tenant leases and other real estate related assets on which the debt was placed. Through two joint ventures, we had a majority indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri, and a majority indirect interest in a ten-property storage facility portfolio as of March 31, 2011. As of March 31, 2011, the total assets held within the unconsolidated joint ventures was $147.5 million and the face value of the non-recourse mortgage notes payable was $111.1 million.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenue. Revenue increased $3.1 million, or 5%, to $69.8 million for the three months ended March 31, 2011, compared to $66.7 million for the three months ended March 31, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 88% of total revenues during the three months ended March 31, 2011 and 2010, respectively.
Rental and other property income increased $2.1 million, or 3%, to $61.0 million for the three months ended March 31, 2011, compared to $58.9 million for the three months ended March 31, 2010. The increase was primarily due to the acquisition of 33 properties subsequent to March 31, 2010. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $4.8 million in tenant reimbursement income during the three months ended March 31, 2011, compared to $3.6 million during the three months ended March 31, 2010. The increase was primarily due to an increase in certain operating expenses related to these properties that are subject to reimbursement by the tenant, resulting from the 33 new property acquisitions subsequent to March 31, 2011.
Earned income from direct financing leases remained relatively constant, decreasing $88,000, or 15%, to $486,000 for the three months ended March 31, 2011, compared to $574,000 for the three months ended March 31, 2010. We owned 13 properties accounted for as direct financing leases for each of the three months ended March 31, 2011 and 2010.
Interest income on mortgage notes receivable remained relatively constant decreasing $55,000, or 3%, to $1.6 million for the three months ended March 31, 2011, compared to $1.7 million for the three months ended March 31, 2010, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended March 31, 2011 and 2010.
Interest income on marketable securities remained relatively constant at $1.9 million for the three months ended March 31, 2011 and 2010, increasing $52,000, or 3%, as we recorded interest income and amortization of discount on our CMBS bonds.
General and Administrative Expenses. General and administrative expenses remained relatively constant, decreasing $51,000, or 2%, to $2.0 million for the three months ended March 31, 2011, compared to $2.1 million for the three months ended March 31, 2010, primarily due to lower accounting fees for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting and legal fees, state franchise and income taxes, and escrow and trustee fees.
Property Operating Expenses. Property operating expenses increased $717,000, or 14%, to $5.8 million for the three months ended March 31, 2011, compared to $5.1 million for the three months ended March 31, 2010. The increase was primarily related to an increase in property taxes for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, resulting from a decreased number of tenants who are electing to directly pay their respective property taxes. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

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
Property and asset management expenses remained relatively constant, increasing $44,000, or 1%, to $4.4 million for the three months ended March 31, 2011, compared to $4.3 million for the three months ended March 31, 2010. Of this amount, property management expenses remained constant at $2.2 million for the three months ended March 31, 2011 and 2010 and asset management expenses increased to $2.2 million for the three months ended March 31, 2011, from $2.1 million for the three months ended March 31, 2010, primarily due to an increase in asset management fees related to 33 new properties acquired subsequent to March 31, 2010.
Acquisition Related Expenses. Acquisition related expenses were $362,000 for the three months ended March 31, 2011. We made no real estate acquisitions during the three months ended March 31, 2010 and no acquisition related expenses were recorded. The increase in acquisition related expenses is a result of the purchase of two properties and costs incurred related to potential future acquisitions during the three months ended March 31, 2011.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.0 million, or 5%, to $22.0 million for the three months ended March 31, 2011, compared to $21.0 million for the three months ended March 31, 2010. The increase was primarily related to depreciation and amortization on 33 new properties acquired subsequent to March 31, 2010.
Equity in income of unconsolidated joint ventures and other income. Equity in income of unconsolidated joint ventures and other income increased $72,000, or 75%, to $168,000 during the three months ended March 31, 2011, compared to $96,000 during the three months ended March 31, 2010. The increase was primarily due to recording a smaller loss for one of our joint ventures during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
Gain on sale of marketable securities During the three months ended March 31, 2011, we recorded a gain on sale of marketable securities of $7.9 million in connection with the sale of two CMBS bonds, as discussed in Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No similar transactions occurred during the three months ended March 31, 2010.
Interest Expense. Interest expense increased $1.3 million, or 5%, to $26.5 million for the three months ended March 31, 2011, compared to $25.2 million during the three months ended March 31, 2010, primarily due to an increase of $117.0 million in the average outstanding debt balance resulting from borrowings incurred to acquire 33 properties subsequent to March 31, 2010.
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

Additionally, impairment charges are items that management does not include in its evaluation of the operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. As many other non-traded REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will also assist investors and analysts in comparing our performance versus other non-traded REITs.
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
Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2011 and 2010 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended March 31,
	2011	2010
NET INCOME	$16,735	$9,027
Depreciation of real estate assets	14,657	14,026
Amortization of lease related costs	7,397	7,013
Depreciation and amortization of real estate assets in unconsolidated joint ventures	550	823

Funds from operations (FFO)	39,339	30,889
Acquisition related expenses	362	—

Modified funds from operations (MFFO)	$39,701	$30,889

Set forth below is additional information that may be helpful in assessing our operating results:
•	In March 2011, we sold two CMBS bonds for $20.2 million, and realized a gain on the sale of $7.9 million, of which $7.7 million had previously been recorded in other comprehensive income. No sales of CMBS bonds occurred during the three months ended March 31, 2010.
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $2.7 million and $2.6 million during the three months ended March 31, 2011 and 2010, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $8,000 and $12,000 for the three months ended March 31, 2011 and 2010, respectively, is included in equity in income of unconsolidated joint ventures.
•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.2 million and $2.1 million during the three months ended March 31, 2011 and 2010, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $135,000 and $252,000, which is included in equity in income of unconsolidated joint ventures for the three months ended March 31, 2011 and 2010, respectively.

Distributions
On November 10, 2010, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of our shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2011 and ending on March 31, 2011. On March 7, 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 7.76%, based on the most recent estimate of the value of the Company’s shares of $8.05 per share) for stockholders of record as of the close of business on each day of the period, commencing on April 1, 2011 and ending on June 30, 2011.
During the three months ended March 31, 2011 and 2010, respectively, we paid distributions of $32.2 million and $31.6 million, including $14.9 million and $15.5 million, respectively, through the issuance of shares pursuant to our DRIP Offering. Our distributions for the three months ended March 31, 2011 were funded by net cash provided by operating activities of $26.1 million, return of capital from unconsolidated joint ventures of $1.0 million, and proceeds from the sale of marketable securities of $5.1 million. Our distributions for the three months ended March 31, 2010 were funded by net cash provided by operating activities of $26.2 million and borrowings of $5.4 million.
Share Redemptions
Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. On November 10, 2009, our Board of Directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder. Effective August 1, 2010, our board of directors reinstated our share redemption program and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP Offering during such calendar year. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, during such quarter, from our DRIP Offering.
Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the most recently disclosed Estimated Share Value. As of March 31, 2011, the Estimated Share Value is $8.05 per share, as determined by the Board of Directors on June 22, 2010. During the three months ended March 31, 2011, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 4.8 million shares, and requests relating to approximately 1.5 million shares were redeemed for $12.2 million at an average price of $7.86 per share subsequent to March 31, 2011. The remaining redemption requests relating to approximately 3.3 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. Requests for redemptions that are not fulfilled in a period may be resubmitted by stockholders in a subsequent period. Unfulfilled requests for redemptions are not carried over automatically to subsequent redemption periods. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Form 8-K filed on June 22, 2010. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering.
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

As of March 31, 2011, we had cash and cash equivalents of $34.2 million and available borrowings of $222.4 million under our Credit Facility. Additionally, as of March 31, 2011, we had unencumbered properties with a gross book value of $736.5 million, including assets that are part of the Credit Facility’s unencumbered borrowing base, that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through cash provided by property operations. As of March 31, 2011, we had a total of $164.0 million of debt maturing within the next 12 months, including $81.0 million of the Fixed Rate Debt, $38.3 million of the Variable Rate Debt, and $44.7 million outstanding under the Repurchase Agreement. In addition, as of March 31, 2011, we had outstanding purchase agreements to purchase 18 properties for an aggregate purchase price of $57.2 million, exclusive of closing costs, which we expect to fund with proceeds from our Credit Facility. Of the $164.0 million of debt maturing in the next 12 months, $78.7 million, including amounts outstanding under the Repurchase Agreement, contain extension options, and $38.7 million includes hyper-amortization provisions that would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. If we are unable to extend, finance, or refinance the amounts maturing of $164.0 million, we expect to pay down any remaining amounts through a combination of the use of cash provided by property operations, available borrowings on our Credit Facility, under which $222.4 million was available as of March 31, 2011, borrowings on our unencumbered properties, proceeds from our DRIP Offering, and/or the strategic sale of real estate and related assets. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and the amount of available borrowings on our Credit Facility.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, borrowing on our Credit Facility, available cash from issuance of shares under the DRIP Offering, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders.
We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds of our DRIP Offering, cash advanced to us by our advisor, borrowing on our Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from the DRIP Offering or debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and redemption of shares from our stockholders.
As of March 31, 2011, we had received and accepted subscriptions for 219.9 million shares of common stock in the Offerings for gross proceeds of $2.2 billion. As of March 31, 2011, we had redeemed a total of 10.3 million shares of common stock for a cost of $94.1 million. Redemption request relating to approximately 3.3 million shares that were received during the three months ended March 31, 2011 went unfulfilled.

As of March 31, 2011, we had $1.7 billion of debt outstanding, consisting of (i) $1.5 billion of Fixed Rate Debt, which includes $122.5 million of variable rate debt swapped to fixed rates, (ii) $38.3 million of Variable Rate Debt, (iii) $127.1 million outstanding under the Credit Facility, which includes $111.1 million swapped to a fixed rate, and (iv) $44.7 million outstanding under the Repurchase Agreement. See Note 9 to our condensed consolidated unaudited financial statements in this quarterly report on Form 10-Q for additional terms of the Credit Facility and Repurchase Agreement. The Fixed Rate Debt has annual interest rates ranging from 4.46% to 7.22%, with a weighted average interest rate of 5.88%, and matures on various dates from April 2011 through August 2031. The Variable Rate Debt has annual interest rates that range from one-month LIBOR plus 200 to 325 basis points, and various maturity dates in September 2011. Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of March 31, 2011, was 50% and the weighted average years to maturity was 4.8 years.
As of March 31, 2011, the interest rate in effect for Revolving Loans outstanding under the Credit Facility was the Bank of America prime rate plus 250 basis points and the interest rate in effect for the Term Loan outstanding under the Credit Facility was 4.94%. Additionally, as of March 31, 2011, the weighted average interest rate in effect for the Repurchase Agreement was 1.46%.
Our contractual obligations as of March 31, 2011 were as follows (in thousands):

	Payments due by period(1) (2) (3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt (4)	$1,522,597	$85,650	$144,238	$598,536	$694,173
Interest payments — fixed rate debt (5)	465,349	86,898	234,409	119,837	24,205
Principal payments — variable rate debt	38,250	38,250	—	—	—
Interest payments — variable rate debt (6)	399	399	—	—	—
Principal payments — repurchase agreement (7)	44,663	44,663	—	—	—
Interest payments — repurchase agreement	2	2	—	—	—
Principal payments — credit facility	127,111	—	127,111	—	—
Interest payments — credit facility (5) (8)	17,401	6,409	10,992	—	—

Total	$2,215,772	$262,271	$516,750	$718,373	$718,378

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal pay-down amounts are included in payments due by period.

(3)	The table above does not include loan amounts associated with the two unconsolidated joint ventures, with a face amount totaling $111.1 million which matures in January 2012 (with an extension option to January 2019) and January 2016, as these loans are non-recourse to us.

(4)	Principal payment amounts reflect actual payments based on face amount of notes payable. As of March 31, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $11.7 million.

(5)	As of March 31, 2011, we had $233.6 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(6)	Rates ranging from 2.26% to 3.26% were used to calculate the variable debt payment obligations in future periods. These were the rates effective as of March 31, 2011.

(7)	The Company may elect to renew the terms under the Repurchase Agreement for periods ranging from seven days to 90 days until the CMBS bonds, which are held as collateral, mature.

(8)	Payment obligations for Revolving Loans outstanding under the Credit Facility based on interest rate of 5.75% in effect as of March 31, 2011.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
During the three months ended March 31, 2011, we entered into agreements with unaffiliated third party sellers, to purchase a 100% interest in 18 properties, subject to meeting certain criteria, for an aggregate purchase price of $57.2 million, exclusive of closing costs. As of March 31, 2011, we had $1.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $50,000 will be forfeited if the transactions are not completed. As of May 11, 2011, we had purchased 17 of these properties for $48.6 million, exclusive of closing costs, and no escrow deposits were forfeited.

Cash Flow Analysis
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Operating Activities. Net cash provided by operating activities remained relatively constant, decreasing $119,000, or less than 1%, to $26.1 million for the three months ended March 31, 2011 compared to $26.2 million for the three months ended March 31, 2010. The decrease was primarily due to an increase in net income of $7.7 million for the three months ended March 31, 2011 compared to March 31, 2010, which was offset by a non-cash adjustment from a gain on the sale of marketable securities of $7.9 million for the three months ended March 31, 2011.
Investing Activities. Net cash used in investing activities increased $556,000, or 165%, to $892,000 for the three months ended March 31, 2011 compared to $336,000 for the three months ended March 31, 2010. The increase was primarily related to the acquisition of two properties for a total purchase price of $8.7 million, combined with an increase in the additions to real estate assets of $13.0 million resulting from a build out at one of our properties during the three months ended March 31, 2011. These increases were offset by $20.2 million of proceeds received from the sale of marketable securities during the three months ended March 31, 2011. No properties were acquired and no marketable securities were sold during the three months ended March 31, 2010.
Financing Activities. Net cash used in financing activities increased $15.7 million, or 74%, to $36.7 million for the three months ended March 31, 2011 compared to $21.1 million for the three months ended March 31, 2010. This increase was primarily due to an increase in cash used for the redemptions of common stock of $9.1 million combined with an increase in cash used to repay mortgage notes payable and the Repurchase Agreement borrowings of $25.6 million and $17.7 million, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. These amounts were partially offset with an increase in proceeds from our Credit Facility of $29.1 million and an increase in proceeds from the Repurchase Agreement of $8.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our critical accounting policies have not changed during the three months ended March 31, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisor II and its affiliates, whereby we have paid, and expect to continue to pay, certain fees or reimbursements of certain expenses to our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2011 through the date of this Quarterly Report on Form 10-Q. Refer to Note 16 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Issuance of shares of common stock through our DRIP Offering;

•	Redemption of shares of common stock;

•	Real estate acquisitions;

•	Notes payable and line of credit;

•	Declaration of distributions; and

•	Sale of marketable securities and repayment of Repurchase Agreement.

New Accounting Pronouncements
There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of March 31, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of March 31, 2011, $54.3 million of the $1.7 billion outstanding on notes payable, the Credit Facility, and the Repurchase Agreement was subject to variable interest rates. Revolving Loan amounts due under the Credit Facility bore interest at Bank of America’s prime rate plus 250 basis points. The remaining variable rate debt bore interest at the one-month LIBOR plus 200 to 325 basis points. As of March 31, 2011, an increase of 50 basis points in interest rates would result in a change in interest expense of $272,000 per year, assuming all of our derivatives remain effective hedges.
As of March 31, 2011, we had six interest rate swap agreements outstanding, which mature on various dates from September 2011 through March 2016, with an aggregate notional amount under the swap agreements of $233.6 million and an aggregate net fair value of ($3.4) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of March 31, 2011, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $2.4 million. These interest rate swaps were designated as hedging instruments.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2011, we had accepted subscriptions for 219,927,268 shares (including shares sold pursuant to our DRIP Offering and net of redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.2 billion, out of which we paid $171.8 million in selling commissions and dealer manager fees, $68.5 million in acquisition fees, $20.9 million in finance coordination fees, and $16.3 million in organization and offering costs to our advisor or its affiliates. We paid no selling commissions, dealer manager fees or organization and offering costs to Cole Capital during the three months ended March 31, 2011.
Total net offering proceeds from the Offerings are thus $1.9 billion as of March 31, 2011. With the net offering proceeds and indebtedness, we acquired $3.5 billion in real estate and related assets. As of May 11, 2011, we had sold an aggregate of approximately 220.6 million shares in our Offerings for gross offering proceeds of $2.2 billion (including shares sold pursuant to our DRIP Offering). We did not sell any unregistered equity securities during the three months ended March 31, 2011.
Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. On November 10, 2009, our board of directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder, which we will continue to accept. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. Under the terms of the revised share redemption program, during any calendar year, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter are limited to the net proceeds we receive from the sale of shares, in that quarter, under our DRIP Offering. These limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any twelve month period. Our board of directors also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2011, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
January 2011	1,510,780	$7.86	1,510,780	(1)
February 2011	—	$—	—	(1)
March 2011	3,188	$7.86	3,188	(1)

Total	1,513,968		1,513,968	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended March 31, 2011 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust II, Inc. (Registrant)
By:	/s/ Simon J. Misselbrook
	Name:	Simon J. Misselbrook
	Title:	Vice President of Accounting (Principal Accounting Officer)
Date: May 11, 2011

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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