Form 10-Q
period 2011-09-30
Cole Credit Property Trust II Inc
filed 2011-11-14
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2011, there were 209,634,299 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2011 have been prepared by Cole Credit Property Trust II, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$860,950	$833,833
Buildings and improvements, less accumulated depreciation of $223,552 and $178,906, respectively	1,966,924	1,943,307
Real estate assets under direct financing leases, less unearned income of $13,827 and $15,284, respectively	36,236	36,946
Acquired intangible lease assets, less accumulated amortization of $120,493 and $97,387, respectively	330,008	340,606

Total investment in real estate assets, net	3,194,118	3,154,692
Investment in mortgage notes receivable, net	77,529	79,778

Total investment in real estate and mortgage assets, net	3,271,647	3,234,470
Cash and cash equivalents	54,584	45,791
Restricted cash	11,245	8,345
Marketable securities pledged as collateral	—	81,995
Investment in unconsolidated joint ventures	22,683	38,324
Rents and tenant receivables, less allowance for doubtful accounts of $429 and $646, respectively	53,111	45,616
Prepaid expenses and other assets	3,359	3,866
Deferred financing costs, less accumulated amortization of $16,310 and $13,599, respectively	24,427	26,928

Total assets	$3,441,056	$3,485,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,750,417	$1,673,243
Repurchase agreement	—	54,312
Accounts payable and accrued expenses	20,053	15,597
Due to affiliates	2,391	1,496
Acquired below market lease intangibles, less accumulated amortization of $40,138 and $32,095, respectively	133,378	140,797
Distributions payable	10,782	11,097
Deferred rental income, derivative and other liabilities	15,505	16,181

Total liabilities	1,932,526	1,912,723

Commitments and contingencies
Redeemable common stock	14,474	12,237

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 210,110,006 and 209,317,346 shares issued and outstanding, respectively	2,101	2,093
Capital in excess of par value	1,882,431	1,878,118
Accumulated distributions in excess of earnings	(385,899)	(332,547)
Accumulated other comprehensive (loss) income	(4,577)	12,711

Total stockholders’ equity	1,494,056	1,560,375

Total liabilities and stockholders’ equity	$3,441,056	$3,485,335

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental and other property income	$63,613	$59,304	$187,449	$178,257
Tenant reimbursement income	3,568	3,590	12,261	10,716
Earned income from direct financing leases	486	498	1,457	1,569
Interest income on mortgage notes receivable	1,604	1,664	4,836	5,011
Interest income on marketable securities	—	1,928	2,459	5,721

Total revenue	69,271	66,984	208,462	201,274

Expenses:
General and administrative expenses	2,237	1,740	6,180	5,633
Property operating expenses	5,346	5,233	16,813	15,497
Property and asset management expenses	4,238	3,970	12,700	12,347
Acquisition related expenses	382	1,226	2,700	1,851
Depreciation	15,077	14,131	44,646	42,175
Amortization	6,989	6,599	21,463	21,655
Impairment of real estate assets	—	—	—	4,500

Total operating expenses	34,269	32,899	104,502	103,658

Operating income	35,002	34,085	103,960	97,616

Other income (expense):
Equity in income of unconsolidated joint ventures and other income	36	85	572	171
Gain on sale of marketable securities	—	—	15,587	—
Gain on sale of unconsolidated joint venture interests	5,111	—	5,111	—
Interest expense	(27,197)	(25,783)	(80,616)	(76,633)

Total other expense	(22,050)	(25,698)	(59,346)	(76,462)

Net income	$12,952	$8,387	$44,614	$21,154

Weighted average number of common shares outstanding:
Basic	209,827,734	207,962,270	209,567,498	206,654,619

Diluted	209,827,734	207,962,270	209,567,498	206,655,254

Net income per common share:
Basic and diluted	$0.06	$0.04	$0.21	$0.10

Distributions declared per common share	$0.16	$0.16	$0.47	$0.47

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of		Excess of	in Excess of	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Balance, January 1, 2011	209,317,346	$2,093	$1,878,118	$(332,547)	$12,711	$1,560,375
Issuance of common stock	5,408,465	54	44,885	—	—	44,939
Distributions to investors	—	—	—	(97,966)	—	(97,966)
Redemptions of common stock	(4,615,805)	(46)	(38,335)	—	—	(38,381)
Redeemable common stock	—	—	(2,237)	—	—	(2,237)
Comprehensive income:
Net income	—	—	—	44,614	—	44,614
Unrealized loss on marketable securities	—	—	—	—	(1,713)	(1,713)
Reclassification of previous unrealized gain on marketable securities into net income	—	—	—	—	(14,654)	(14,654)
Unrealized loss on interest rate swaps	—	—	—	—	(921)	(921)

Total comprehensive income						27,326

Balance, September 30, 2011	210,110,006	$2,101	$1,882,431	$(385,899)	$(4,577)	$1,494,056

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$44,614	$21,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,646	42,175
Amortization of intangible lease assets and below market lease intangibles, net	16,626	15,282
Amortization of deferred financing costs	5,106	5,050
Amortization of premiums on mortgage notes receivable	527	512
Accretion of discount on marketable securities	(846)	(1,900)
Amortization of fair value adjustments of mortgage notes payable assumed	1,397	1,370
Bad debt recovery	(73)	(106)
Stock compensation expense	—	7
Impairment of real estate assets	—	4,500
Equity in income of unconsolidated joint ventures	(407)	(74)
Return on investment from unconsolidated joint ventures	452	2,120
Property condemnation and easement gain	(92)	—
Gain on sale of marketable securities	(15,587)	—
Gain on sale of unconsolidated joint venture interests	(5,111)	—
Changes in assets and liabilities:
Rents and tenant receivables	(7,422)	(8,659)
Prepaid expenses and other assets	507	673
Accounts payable and accrued expenses	4,756	(504)
Due to affiliates, deferred rental income and other liabilities	(1,629)	(3,207)

Net cash provided by operating activities	87,464	78,393

Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(109,175)	(69,853)
Proceeds from sale of marketable securities	82,061	—
Proceeds from sale of unconsolidated joint venture interests	19,100	—
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	2,432	2,061
Return of investment from unconsolidated joint ventures	1,989	—
Refund of property escrow deposits	1,340	—
Payment of property escrow deposits	(1,340)	—
Proceeds from easement of real estate assets	247	5
Change in restricted cash	(2,900)	415

Net cash used in investing activities	(6,246)	(67,372)

Cash flows from financing activities:
Redemptions of common stock	(38,381)	(11,350)
Distributions to investors	(53,342)	(50,479)
Offering costs on issuance of common stock	—	(2)
Proceeds from notes payable, line of credit and repurchase agreement	203,796	303,029
Repayment of notes payable, line of credit and repurchase agreement	(182,331)	(229,387)
Refund of loan deposits	—	2,145
Payment of loan deposits	—	(2,145)
Deferred financing costs paid	(2,167)	(2,561)

Net cash (used in) provided by financing activities	(72,425)	9,250

Net increase in cash and cash equivalents	8,793	20,271
Cash and cash equivalents, beginning of period	45,791	28,417

Cash and cash equivalents, end of period	$54,584	$48,688

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2011
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant non-controlling partnership interest of less than 0.01% of Cole OP II.
As of September 30, 2011, the Company owned 751 properties comprising 21.1 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of September 30, 2011, the rentable space at these properties was 96% leased. As of September 30, 2011, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through an unconsolidated joint venture, the Company had a non-controlling majority interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri as of September 30, 2011.
The Company ceased offering shares of common stock in its initial primary offering (the “Initial Offering”) on May 22, 2007, and ceased offering shares of common stock in its follow-on offering (the “Follow-on Offering”) on January 2, 2009. The Company continues to issue shares of common stock under its dividend reinvestment plan (the “DRIP Offering”, and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of September 30, 2011, the Company had issued approximately 223.5 million shares of common stock in its Offerings for aggregate gross proceeds of $2.2 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $254.6 million), before share redemptions of $120.6 million. As of September 30, 2011, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer manager fees in the Offerings.
The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believes listing would be in the best interest of its stockholders. The Company disclosed in its prospectus a targeted liquidity event by May 22, 2017 and in the event it does not obtain listing prior to such date, its charter requires that it either (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation. If neither proposal is approved, the Company may continue to operate as before. On June 28, 2011, the Company disclosed that its sponsor, Cole Real Estate Investments, is actively exploring options to successfully exit the Company’s portfolio within the next 12 months, and that the potential exit strategies it is evaluating include, but are not limited to, a sale of the portfolio or a listing of the portfolio on a public stock exchange. Such targeted date has not yet occurred, and the Company has not had a liquidity event.
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
The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate investments in these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Valuation of Real Estate and Related Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the Company’s use of the assets and the eventual disposition of such assets. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their respective fair values and recognize an impairment loss.
The Company continues to monitor certain properties for which it has identified impairment indicators. As of September 30, 2011, the Company had seven properties with an aggregate book value of $54.1 million for which it had assessed the recoverability of the carrying values. For each of these properties, the undiscounted future operating cash flows expected from the use of these properties and their eventual disposition continued to exceed the carrying value of these assets and their related intangible assets as of September 30, 2011. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future operating cash flows may change and adversely affect the recoverability of the carrying values related to such properties. No impairment losses were recorded during the three and nine months ended September 30, 2011. The Company recorded an impairment loss on one property of $4.5 million during the nine months ended September 30, 2010.
Projections of expected future cash flows require the Company to use estimates such as current market rental rates on vacant properties, future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related intangible assets.
Restricted Cash and Escrows
Restricted cash of $11.2 million and $8.3 million as of September 30, 2011 and December 31, 2010, respectively, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
Concentration of Credit Risk
As of September 30, 2011, the Company had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of federally insured levels totaling $18.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of September 30, 2011 consisted of the Company’s non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri. As of December 31, 2010, investment in unconsolidated joint ventures also consisted of a non-controlling majority interest in a joint venture that owned and operated a ten-property storage facility portfolio, which was sold on September 30, 2011, as discussed in Note 5 to these condensed consolidated unaudited financial statements. Consolidation of these investments is not required as the entities do not meet the requirements for consolidation, as defined in ASC 810. Both the Company and the joint venture partner must approve decisions about the entity’s activities that significantly influence the economic performance of the entity. As of September 30, 2011, the aggregate carrying value of assets held within the unconsolidated joint venture were $60.4 million and the face value of the non-recourse mortgage note payable was $34.1 million. As of December 31, 2010, the aggregate carrying value of assets held within the unconsolidated joint ventures was $148.6 million and the face value of the non-recourse mortgage notes payable was $111.6 million.
The Company accounts for unconsolidated joint ventures using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company evaluates the carrying amount of its investments for impairment in accordance with ASC 323. The unconsolidated joint ventures are evaluated for potential impairment if the carrying amount of the investment exceeds its fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to the unconsolidated joint ventures for the three and nine months ended September 30, 2011 or 2010. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.
Redeemable Common Stock
The Company’s share redemption program provides that the Company will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder), and the cash available for redemptions (including those upon death or qualifying disability) is limited to the net proceeds from the sale of shares pursuant to the DRIP Offering. In addition, the Company will redeem shares on a quarterly basis, at the rate of one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter (including those upon death or qualifying disability of a stockholder) will also be limited to the net proceeds the Company receives from the sale of shares during such quarter from the DRIP Offering. As of September 30, 2011 and December 31, 2010, the Company had redeemed approximately 13.4 million and approximately 8.8 million shares of common stock, respectively, for an aggregate price of $120.6 million and $82.2 million, respectively. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
The redemption price per share is dependent on the length of time the shares are held and the estimated share value. For purposes of establishing the redemption price per share, estimated share value means the most recently disclosed estimated value of the Company’s shares of common stock, as determined by the Company’s board of directors, including a majority of the Company’s independent directors (the “Estimated Share Value”). As of September 30, 2011, the Estimated Share Value was $9.35 per share, as determined by the Company’s board of directors on July 27, 2011 and disclosed in the Company’s Form 8-K filed on such date.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
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
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
During the nine months ended September 30, 2011, there were no real estate assets measured at fair value on a non-recurring basis. A summary of the Company’s real estate assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 is as follows (in thousands):

		Fair Value Measurement of
	Re-measured	Reporting Data Using			Total
Description:	Balance	Level 1	Level 2	Level 3	Losses
Investment in real estate assets	$3,523	$—	$—	$3,523	$4,500
During the nine months ended September 30, 2010, real estate assets with a carrying amount of $8.0 million related to one property were deemed to be impaired and their carrying values were reduced to their estimated fair value of $3.5 million, resulting in an impairment charge of $4.5 million, which is included in impairment on real estate assets on the condensed consolidated unaudited statement of operations for the nine months ended September 30, 2010.
The Company used a discounted cash flow analysis and recent comparable sales transactions to estimate the fair value of real estate assets. The discounted cash flow analysis utilized internally prepared probability-weighted cash flow estimates, which included estimated future market rental income, property operating expenses, the expected number of months to re-lease the property and estimated tenant improvements. The discounted cash flow analysis utilized discount rate ranges and terminal capitalization rates, which were within historical average ranges and gathered for specific geographic areas based on available information obtained from third-party service providers and reports.
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
Mortgage notes receivable — The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of September 30, 2011 and December 31, 2010. The estimated fair value of these notes was $84.4 million and $83.9 million as of September 30, 2011 and December 31, 2010, respectively, as compared to the carrying value of $77.5 million and $79.8 million as of September 30, 2011 and December 31, 2010, respectively.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
Notes payable, line of credit and repurchase agreement — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2011 and December 31, 2010. The estimated fair value of the notes payable, line of credit and repurchase agreement was $1.8 billion and $1.7 billion as of September 30, 2011 and December 31, 2010, respectively, which was equal to the carrying value as of such dates.
Marketable securities — As of September 30, 2011, the Company did not own any marketable securities. As of December 31, 2010, the Company owned six marketable securities. The Company’s marketable securities, including those pledged as collateral, are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar commercial mortgage backed securities (“CMBS”) tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads, may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. No marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If the Company acquires additional marketable securities and if there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$4,577	$—	$4,577	$—

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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$81,995	$56,366
Total gains or losses
Realized gain included in earnings	15,587	—
Reclassification of previous unrealized gain out of other comprehensive income	(14,654)	—
Unrealized (loss) gain included in other comprehensive income	(1,713)	12,503
Purchases, issuances, settlements, sales and accretion
Purchases	—	—
Issuances	—	—
Settlements	(82,061)	—
Accretion of discount	846	1,900

Balance at end of period	$—	$70,769

NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Minimum lease payments receivable	$22,209	$24,376
Estimated residual value of leased assets	27,854	27,854
Unearned income	(13,827)	(15,284)

Total	$36,236	$36,946

NOTE 5 — REAL ESTATE
2011 Property Acquisitions
During the nine months ended September 30, 2011, the Company acquired a 100% interest in 26 commercial properties for an aggregate purchase price of $90.1 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with a combination of proceeds from the DRIP Offering and net proceeds from borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2011
Land	$27,272
Building and improvements	50,203
Acquired in-place leases	13,043
Acquired above-market leases	805
Acquired below-market leases	(1,232)

Total purchase price	$90,091

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The Company recorded revenue for the three and nine months ended September 30, 2011 of $2.1 million and $3.5 million, respectively, related to the 2011 Acquisitions. The Company recorded net income for the three months ended September 30, 2011 of $1.0 million and a net loss for the nine months ended September 30, 2011 of $203,000 related to the 2011 Acquisitions. In addition, the Company expensed $382,000 and $2.7 million of acquisition costs for the three and nine months ended September 30, 2011, respectively.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Pro Forma Basis:
Revenue	$69,416	$69,204	$211,663	$207,934
Net income	$13,003	$9,479	$48,093	$21,852
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.
2011 Other Investment in Real Estate
During the nine months ended September 30, 2011, the Company paid a tenant improvement allowance of $12.0 million for an expansion and improvements to an existing property, including the conversion of an existing warehouse into office space and the construction of a parking area, for which the Company will receive additional rents. Such costs were capitalized to buildings and improvements and will be depreciated over their estimated useful life.
2011 Disposition
On September 30, 2011, the Company sold 100% of its interest in an unconsolidated joint venture that owned and operated ten self-storage properties located in Arizona for cash proceeds of $19.1 million. The Company recorded a gain on the sale of $5.1 million for the three and nine months ended September 30, 2011.
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

September 30, 2010
Land	$16,547
Building and improvements	42,213
Acquired in-place leases	7,557
Acquired above-market leases	110
Acquired below-market leases	(3,550)

Total purchase price	$62,877

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The Company recorded revenue for the three and nine months ended September 30, 2010 of $543,000 and $682,000, respectively, and net losses for the three and nine months ended September 30, 2010 of $847,000 and $1.4 million, respectively, related to the 2010 Acquisitions.
NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of September 30, 2011, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of September 30, 2011, the Mortgage Notes balance of $77.5 million consisted of the face amount of the Mortgage Notes of $71.2 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.6 million. As of December 31, 2010, the Mortgage Notes balance of $79.8 million consisted of the face amount of the Mortgage Notes of $73.0 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.1 million. The premium and acquisition costs are amortized into interest income over the term of each of the Mortgage Notes using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.88%. There were no amounts past due as of September 30, 2011.
The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses or allowances were recorded related to the Mortgage Notes for the three and nine months ended September 30, 2011 or 2010.
NOTE 7 — MARKETABLE SECURITIES
During the nine months ended September 30, 2011, the Company sold all of its CMBS bonds for total proceeds of $82.1 million, and realized a gain on the sale of $15.6 million, of which $14.7 million had previously been recorded in other comprehensive income. Prior to the sale, the securities were pledged as collateral under a repurchase agreement (the “Repurchase Agreement”), which provided secured borrowings (refer to Note 9 of these condensed consolidated unaudited financial statements). Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The following provides the activity for the CMBS bonds during the nine months ended September 30, 2011 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Total
Marketable securities as of December 31, 2010	$65,628	$16,367	$81,995
Accretion of discounts on marketable securities	846	—	846
Decrease in fair value of marketable securities	—	(1,713)	(1,713)
Decrease due to sale of marketable securities	(66,474)	(14,654)	(81,128)

Marketable securities as of September 30, 2011	$—	$—	$—

Each of the CMBS bonds were in an unrealized gain position as of December 31, 2010.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The table below summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

							Fair Value of Liability
	Balance Sheet	Notional	Interest		Effective	Maturity	September 30,	December 31,
	Location	Amount	Rate(1)		Date	Date	2011	2010
Derivatives designated as hedging instruments
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%		11/4/2008	10/31/2012	$(2,091)	$(1,767)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%		12/10/2008	9/26/2011	—	(571)
Interest Rate Swap	Deferred rent, derivative and other liabilities	15,043	6.2%		6/12/2009	6/11/2012	(533)	(531)
Interest Rate Swap	Deferred rent, derivative and other liabilities	7,200	5.8%		2/20/2009	3/1/2016	(405)	(210)
Interest Rate Swap	Deferred rent, derivative and other liabilities	30,000	6.0%		11/24/2009	10/16/2012	(266)	(577)
Interest Rate Swap	Deferred rent, derivative and other liabilities	111,111	4.9	%(2)	2/28/2011	11/30/2013	(1,122)	—
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	3.5%		9/26/2011	9/26/2014	(160)	—

		$271,854					$(4,577)	$(3,656)

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

(2)	The interest rate swap fixes LIBOR at 1.44%. The applicable spread is based on the Company’s overall leverage.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 of these condensed consolidated financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest Rate Swaps (1)	$(224)	$(467)	$(921)	$(1,642)

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three and nine months ended September 30, 2011 and 2010. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three and nine months ended September 30, 2011 and 2010.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivatives in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of September 30, 2011 and December 31, 2010, there have been no termination events or events of default related to the interest rate swaps.
NOTE 9 — NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT
As of September 30, 2011, the Company had $1.8 billion of debt outstanding, consisting of (i) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), (ii) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”), and (iii) $271.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets and marketable securities, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt was $2.5 billion as of September 30, 2011. Additionally, the combined weighted average interest rate was 5.60% and the weighted average years to maturity was 4.5 years as of September 30, 2011.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and Variable Rate Debt. Based on the Company’s analysis and review of its results of operations and financial condition, as of September 30, 2011, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable.
Notes Payable
The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.85%, and various maturity dates ranging from December 2011 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate related assets on which the debt was placed. During the nine months ended September 30, 2011, the Company repaid $95.3 million of fixed and variable rate debt, including monthly principal payments on amortizing loans. Additionally, during the nine months ended September 30, 2011, the Company refinanced a $42.5 million variable rate loan which matured in September 2011. The refinanced loan is interest only and bears interest at the one month LIBOR plus 275 basis points and matures in September 2014. Of the total $42.5 million loan amount, $38.3 million has been effectively fixed at an interest rate of 3.52% pursuant to a swap agreement. Refer to Note 8 to these condensed consolidated unaudited financial statements for further details of the new interest rate swap agreement.
Line of Credit
The Credit Facility provides for up to $350.0 million of unsecured borrowings, and allows the Company to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and $111.1 million in a term loan (the “Term Loan”). The Credit Facility matures on December 17, 2013.
During the nine months ended September 30, 2011, the Company borrowed $193.1 million and repaid $22.0 million under the Credit Facility. As of September 30, 2011, the Company had $111.1 million outstanding under the Term Loan and an additional $160.0 million in Revolving Loans. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of September 30, 2011. Revolving Loans outstanding as of September 30, 2011 bore interest at 3.73%.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
Repurchase Agreement
During the nine months ended September 30, 2011, the Company borrowed $10.7 million under the Repurchase Agreement and repaid the total amount outstanding of $65.0 million under the Repurchase Agreement in connection with the sale of all of the Company’s CMBS bonds (refer to Note 7 of these condensed consolidated unaudited financial statements). As of September 30, 2011, there were no amounts outstanding under the Repurchase Agreement.
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,782	$10,706
Common stock issued through the DRIP Offering	$44,939	$46,266
Net unrealized (loss) gain on marketable securities	$(1,713)	$12,503
Reclassification of unrealized gain on marketable securities into net income	$14,654	$—
Net unrealized loss on interest rate swaps	$(921)	$(1,642)
Decrease in earnout liability	$—	$983
Accrued capital expenditures	$598	$559
Accrued deferred financing costs	$545	$—
Accrued real estate commission	$382	$—
Supplemental Cash Flow Disclosures:
Interest paid	$73,932	$70,374
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
September 30, 2011
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
DRIP Offering
During the three and nine months September 30, 2011 and 2010, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering.
Acquisitions and Operations
Cole Advisors II or its affiliates receive acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties, and are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 4.0% of the contract purchase price.
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
September 30, 2011
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the period indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$280	$867	$2,103	$1,327
Asset management fees and expenses	$2,285	$2,090	$6,584	$6,341
Property management and leasing fees and expenses	$1,870	$1,806	$5,839	$5,839
Operating expenses	$385	$288	$1,172	$1,134
Financing coordination fees	$1,055	$610	$2,136	$1,020
Liquidation/Listing
If Cole Advisors II or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties, including those held indirectly through joint ventures, the Company will pay Cole Advisors II up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2% of the sales price of each property sold (the “Real Estate Commission”). In no event will the combined real estate commission paid to Cole Advisors II, its affiliates and unaffiliated third parties exceed 6% of the contract sales price.
Upon liquidation of the Company’s portfolio, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds.
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
During the nine months ended September 30, 2011, the Company incurred a Real Estate Commission of $382,000, for services provided by Cole Advisors II and its affiliates in connection with the sale of the Company’s interest in an unconsolidated joint venture.
Other
As of September 30, 2011 and December 31, 2010, $2.4 million and $1.5 million, respectively, had been incurred, primarily for property and asset management fees and expenses, real estate commission, finance coordination fees, and general and administrative expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
NOTE 13 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage Cole Advisors II and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors II and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
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
NOTE 15 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of September 30, 2011, the Company had granted options to purchase 50,000 shares at a weighted average exercise price of $9.12 per share, of which options to purchase 45,000 shares remained outstanding with a weighted average contractual remaining life of six years. Options to purchase 5,000 shares were exercised at a price of $9.10 per share in 2009. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three and nine months ended September 30, 2011, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested share-based compensation awards granted under the IDSOP had previously been recognized. In addition, the Company did not record any stock-based compensation expense during the three months ended September 30, 2010 and recorded stock based compensation expense of $7,000 during the nine months ended September 30, 2010. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
NOTE 16 — SUBSEQUENT EVENTS
Issuance of shares of common stock through DRIP Offering
Subsequent to September 30, 2011, the Company issued approximately 1.1 million shares of common stock pursuant to the DRIP Offering, resulting in proceeds of $9.9 million. No selling commissions or dealer manager fees were paid in connection with the issuance of these shares.
Redemption of Shares of Common Stock
Subsequent to September 30, 2011, the Company redeemed approximately 1.5 million shares for $14.2 million at an average price per share of $9.27.

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
Overview
We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005, when we issued the initial 486,000 shares of our common stock in our Initial Offering. We have no paid employees and are externally advised and managed by Cole Advisors II, our advisor. We elected to be taxed, and currently qualify, as a real estate investment trust for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 92% and 90% of total revenue for the three and nine months ended September 30, 2011, respectively, and accounted for 89% of total revenue during the three and nine months ended September 30, 2010. As 96% of our rentable square feet was under lease as of September 30, 2011, with a weighted average remaining lease term of 10.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 50%, with 9% of the debt, or $164.3 million, including $160.0 million in Revolving Loans outstanding under the Credit Facility, subject to variable interest rates. Should we continue to acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any refinancing or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions and Portfolio Strategies
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. In 2010, the volume of mortgage lending for commercial real estate began increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. We have managed, and expect to continue to manage, the current mortgage lending environment by utilizing borrowings on our Credit Facility, and considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We have acquired, and may continue to acquire, our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2011, 96% of our rentable square feet was under lease. During the three months ended September 30, 2011, our percentage of rentable square feet under lease remained stable. However, if the recent improvements in economic conditions do not continue, we may experience additional vacancies or be required to reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.
As a result of these improvements in market conditions, we have begun evaluating potential strategies to exit the portfolio within the next twelve months. Potential exit strategies we are evaluating include, but are not limited to, a sale of the portfolio or a listing of our stock on a public stock exchange.
Results of Operations
As of September 30, 2011, we owned 751 properties comprising 21.1 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of September 30, 2011, 419 of the properties were freestanding, single-tenant retail properties, 311 of the properties were freestanding, single-tenant commercial properties and 21 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our condensed consolidated unaudited financial statements accompanying this report. As of September 30, 2011, 96% of the rentable square feet of our properties were leased with a weighted-average remaining lease term of 10.6 years. In addition, as of September 30, 2011, we owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties. As of September 30, 2011, we had outstanding debt of $1.8 billion, secured by properties in our portfolio and their related tenant leases and other real estate related assets on which the debt was placed. Through an unconsolidated joint venture, we had a non-controlling majority interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri, which had total assets of $60.4 million and non-recourse mortgage notes payable with a face value of $34.1 million as of September 30, 2011.
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenue. Revenue increased $2.3 million, or 3%, to $69.3 million for the three months ended September 30, 2011, compared to $67.0 million for the three months ended September 30, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 89% of total revenues during the three months ended September 30, 2011 and 2010, respectively.
Rental and other property income increased $4.3 million, or 7%, to $63.6 million for the three months ended September 30, 2011, compared to $59.3 million for the three months ended September 30, 2010. The increase was primarily due to the acquisition of 46 properties subsequent to September 30, 2010, combined with new lease agreements for approximately 268,000 square feet of rental space at previously owned properties. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $3.6 million in tenant reimbursement income during each of the three months ended September 30, 2011 and 2010.
Earned income from direct financing leases remained relatively constant, decreasing $12,000, or 2%, to $486,000 for the three months ended September 30, 2011, compared to $498,000 for the three months ended September 30, 2010. We owned 13 properties accounted for as direct financing leases for each of the three months ended September 30, 2011 and 2010.
Interest income on mortgage notes receivable remained relatively constant decreasing $60,000, or 4%, to $1.6 million for the three months ended September 30, 2011, compared to $1.7 million for the three months ended September 30, 2010, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended September 30, 2011 and 2010.
During the three months ended September 30, 2011, we did not record any interest income on marketable securities. During the three months ended September 30, 2010, the Company recorded interest income on marketable securities of $1.9 million related to the six CMBS bonds which were subsequently sold in the first six months of 2011.
General and Administrative Expenses. General and administrative expenses increased $497,000, or 30%, to $2.2 million for the three months ended September 30, 2011, compared to $1.7 million for the three months ended September 30, 2010, primarily due to an increase in professional fees related to our board of directors' determination of a new estimated value of our shares during the three months ended September 30, 2011, combined with higher unused fees on our Credit Facility due to the increase in the size of the Credit Facility from $135 million to $350 million in December 2010. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting, legal and professional fees, state franchise and income taxes, escrow and trustee fees and unused line of credit fees.

Property Operating Expenses. Property operating expenses increased $113,000, or 2%, to $5.3 million for the three months ended September 30, 2011, compared to $5.2 million for the three months ended September 30, 2010. The increase was primarily related to the acquisition of 46 new properties subsequent to September 30, 2010, an increase in reimbursable repairs and maintenance expenses, and a decrease in bad debt recoveries for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. These increases were partially offset by a decrease in property taxes for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to the successful property tax appeal related to one of the Company’s multi-tenant properties. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
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
Property and asset management expenses increased $268,000, or 7%, to $4.2 million for the three months ended September 30, 2011, compared to $4.0 million for the three months ended September 30, 2010. Of this amount, property management expenses remained relatively constant at $1.9 million for the three months ended September 30, 2011 and 2010, respectively, and asset management expenses increased to $2.3 million from $2.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily related to additional asset management fees related to 46 properties with an aggregate purchase price of $134.7 million acquired subsequent to September 30, 2010.
Acquisition Related Expenses. Acquisition related expenses decreased $844,000, or 69%, to $382,000 for the three months ended September 30, 2011, compared to $1.2 million for the three months ended September 30, 2010. The decrease is a result of fewer properties purchased during the period, as we purchased two properties during the three months ended September 30, 2011, compared seven properties during the three months ended September 30, 2010.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.3 million, or 6%, to $22.1 million for the three months ended September 30, 2011, compared to $20.7 million for the three months ended September 30, 2010. The increase was primarily due to the addition of 46 new properties with an aggregate purchase price of $134.7 million subsequent to September 30, 2010.
Equity in income of unconsolidated joint ventures and other income. Equity in income of unconsolidated joint ventures and other income decreased $49,000 to $36,000 during the three months ended September 30, 2011, compared to $85,000 during the three months ended September 30, 2010. The decrease was primarily related to higher property operating expenses incurred by one of our joint ventures during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.
Gain on sale of unconsolidated joint venture interests. During the three months ended September 30, 2011, we recorded a gain on the sale of our interest in an unconsolidated joint venture of $5.1 million, as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No similar transactions occurred during the three months ended September 30, 2010.
Interest Expense. Interest expense increased $1.4 million, or 5%, to $27.2 million for the three months ended September 30, 2011, compared to $25.8 million during the three months ended September 30, 2010, primarily due to an increase of $83.1 million in the average outstanding debt balance resulting from borrowings incurred to acquire 46 properties subsequent to September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Revenue. Revenue increased $7.2 million, or 4%, to $208.5 million for the nine months ended September 30, 2011, compared to $201.3 million for the nine months ended September 30, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 90% of total revenues during the nine months ended September 30, 2011 and 89% during nine months ended September 30, 2010.
Rental and other property income increased $9.1 million, or 5%, to $187.4 million for the nine months ended September 30, 2011, compared to $178.3 million for the nine months ended September 30, 2010. The increase was primarily due to the acquisition of 46 properties subsequent to September 30, 2010, combined with new lease agreements for approximately 268,000 square feet of rental space at previously owned properties. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $12.3 million in tenant reimbursement income during the nine months ended September 30, 2011, compared to $10.7 million during the nine months ended September 30, 2010. The increase was primarily due to additional operating expenses resulting from increased property tax rates at certain multi-tenant properties and additional operating expenses related to 46 properties acquired subsequent to September 30, 2010.
Earned income from direct financing leases remained relatively constant, decreasing $112,000, or 7%, to $1.5 million for the nine months ended September 30, 2011, compared to $1.6 million for the nine months ended September 30, 2010. We owned 13 properties accounted for as direct financing leases for each of the nine months ended September 30, 2011 and 2010.
Interest income on mortgage notes receivable remained relatively constant decreasing $175,000, or 3%, to $4.8 million for the nine months ended September 30, 2011, compared to $5.0 million for the nine months ended September 30, 2010, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the nine months ended September 30, 2011 and 2010.
Interest income on marketable securities decreased $3.3 million, or 57%, to $2.5 million for the nine months ended September 30, 2011 compared to $5.7 million for the nine months ended September 30, 2010. The decrease is primarily due to the sale of all our CMBS bonds during the nine months ended September 30, 2011, as discussed in Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report of form 10-Q.
General and Administrative Expense. General and administrative expenses increased $547,000, or 10%, to $6.2 million for the nine months ended September 30, 2011, compared to $5.6 million for the nine months ended September 30, 2010. The increase is primarily due to higher unused fees on our line of credit due to the increase in the size of the Credit Facility from $135 million to $350 million in December 2010, which was partially offset by lower legal and accounting fees for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The primary general and administrative expense items were operating expenses reimbursable to our advisor, accounting and legal fees, state franchise and income taxes, and escrow and trustee fees.
Property Operating Expenses. Property operating expenses increased $1.3 million, or 8%, to $16.8 million for the nine months ended September 30, 2011, compared to $15.5 million for the nine months ended September 30, 2010. The increase was primarily related to an increase in property taxes for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, resulting from an increase in the applicable tax rate at certain of our multi-tenant properties, combined with additional operating expenses related to 46 properties acquired subsequent to September 30, 2010. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
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
Property and asset management expenses remained relatively constant, increasing $353,000, or 3%, to $12.7 million for the nine months ended September 30, 2011, compared to $12.3 million for the nine months ended September 30, 2010. Of this amount, property management expenses increased to $6.1 million for the nine months ended September 30, 2011 from $6.0 million for the nine months ended September 30, 2010, and asset management expenses increased to $6.6 million for the nine months ended September 30, 2011 from $6.3 million for the nine months ended September 30, 2010, primarily due to an increase in property and asset management fees related to 46 new properties with an aggregate purchase price of $134.7 million acquired subsequent to September 30, 2010.

Acquisition Related Expenses. Acquisition related expenses increased $849,000, or 46%, to $2.7 million for the nine months ended September 30, 2011, compared to $1.9 million for the nine months ended September 30, 2010. The increase in acquisition related expenses is a result of recording acquisition costs as we purchased 26 properties during the nine months ended September 30, 2011, compared to eleven properties during the nine months ended September 30, 2010.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $2.3 million, or 4%, to $66.1 million for the nine months ended September 30, 2011, compared to $63.8 million for the nine months ended September 30, 2010. The increase was primarily related to additional depreciation and amortization recorded on 46 new properties with an aggregate purchase price of $134.7 million acquired subsequent to September 30, 2010.
Impairment of Real Estate Assets. There were no impairment losses recorded during the nine months ended September 30, 2011. Impairment losses of $4.5 million were recorded related to one property during the nine months ended September 30, 2010, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Equity in income of unconsolidated joint ventures and other income. Equity in income of unconsolidated joint ventures and other income increased $401,000, or 235%, to $572,000 during the nine months ended September 30, 2011, compared to $171,000 during the nine months ended September 30, 2010. The increase was primarily due to an increase in revenues recorded by one of our joint ventures during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Additionally, we recognized a $92,000 gain on a partial condemnation of a property during the nine months ended September 30, 2011. There was no such gain for the nine months ended September 30, 2010.
Gain on sale of marketable securities. During the nine months ended September 30, 2011, we recorded a gain on sale of marketable securities of $15.6 million in connection with the sale of six CMBS bonds, as discussed in Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No similar transactions occurred during the nine months ended September 30, 2010.
Gain on sale of unconsolidated joint venture interests. During the nine months ended September 30, 2011, we recorded a gain on the sale of our interest in an unconsolidated joint venture of $5.1 million, as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No similar transactions occurred during the nine months ended September 30, 2010.
Interest Expense. Interest expense increased $4.0 million, or 5%, to $80.6 million for the nine months ended September 30, 2011, compared to $76.6 million during the nine months ended September 30, 2010, primarily due to an increase of $94 million in the average outstanding debt balance resulting from borrowings incurred to acquire 46 properties subsequent to September 30, 2010.
Funds From Operations and Modified Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, and real estate impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. We compute FFO in accordance with NAREIT’s definition.
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the Company ceases to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET INCOME	$12,952	$8,387	$44,614	$21,154
Depreciation of real estate assets	15,077	14,131	44,646	42,175
Amortization of lease related costs	6,989	6,599	21,463	21,655
Depreciation and amortization of real estate assets in unconsolidated joint ventures	263	823	1,094	2,470
Impairment on real estate assets	—	—	—	4,500
Gain on sale of unconsolidated joint venture interests	(5,111)	—	(5,111)	—
Gain on sale of easement	—	—	(92)	—

Funds from operations (FFO)	30,170	29,940	106,614	91,954
Acquisition related expenses	382	1,226	2,700	1,851

Modified funds from operations (MFFO)	$30,552	$31,166	$109,314	$93,805

Set forth below is additional information that may be helpful in assessing our operating results:
•	During the nine months ended September 30, 2011, we sold six CMBS bonds for $82.1 million, and realized a gain on the sale of $15.6 million, of which $14.7 million had previously been recorded in other comprehensive income. No sales of CMBS bonds occurred during the nine months ended September 30, 2010.

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $2.9 million and $8.3 million for both the three and nine months ended September 30, 2011 and 2010, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $3,000 and $17,000 for the three and nine months ended September 30, 2011, respectively and $18,000 and $42,000 during the three and nine months ended September 30, 2010 is included in equity in income of unconsolidated joint ventures.

•	Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.2 million and $6.5 million during the three and nine months September 30, 2011, respectively and $2.0 million and $6.4 million during the three and nine months September 30, 2010. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $55,000 and $197,000, respectively, which is included in equity in income of unconsolidated joint ventures for the three and nine months September 30, 2011, respectively and $262,000 and $771,000 during the three and nine months September 30, 2010.

Distributions
On May 11, 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of the Company’s shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on July 1, 2011 and ending on September 30, 2011. On August 9, 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of the Company’s shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2011 and ending on December 31, 2011.
During the nine months ended September 30, 2011 and 2010, respectively, we paid distributions of $98.3 million and $96.7 million, including $44.9 million and $46.3 million, respectively, through the issuance of shares pursuant to our DRIP Offering. Our distributions for the nine months ended September 30, 2011 were funded by net cash provided by operating activities of $87.5 million, proceeds from the DRIP Offering of $2.7 million, return of capital from unconsolidated joint ventures of $2.0 million, and a portion of the net proceeds from the sale of marketable securities of $6.1 million. Our distributions for the nine months ended September 30, 2010 were funded by net cash provided by operating activities of $78.4 million, proceeds from the DRIP Offering of $1.9 million and borrowings of $16.4 million. Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010, reflects a reduction for real estate acquisition-related expenses incurred and expensed of $2.7 million and $1.9 million, respectively, in accordance with ASC 805, Business Combinations. We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2011 and 2010, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
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
Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the most recently disclosed Estimated Share Value. As of September 30, 2011, the Estimated Share Value was $9.35 per share, as determined by the board of directors on July 27, 2011. During the three months ended September 30, 2011, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 5.8 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 1.5 million shares were redeemed for $14.2 million at an average price of $9.27 per share subsequent to September 30, 2011 based on an Estimated Share Value of $9.35. The remaining redemption requests relating to approximately 4.3 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. During the nine months ended September 30, 2011, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 15.3 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 4.6 million shares were redeemed for $40.7 million at an average price of $8.77 per share, of which 1.5 million shares were redeemed subsequent to September 30, 2011. The remaining redemption requests relating to approximately 10.7 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. Requests for redemptions that are not fulfilled in a period may be resubmitted by stockholders in a subsequent period. Unfulfilled requests for redemptions are not carried over automatically to subsequent redemption periods. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Current Report on Form 8-K filed on May 13, 2011. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering.

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
As of September 30, 2011, we had cash and cash equivalents of $54.6 million and available borrowings of $78.4 million under our Credit Facility. Additionally, as of September 30, 2011, we had unencumbered properties with a gross book value of $929.2 million, including $537.1 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations and borrowings from our Credit Facility. As of September 30, 2011, we had a total of $72.6 million of debt maturing within the next 12 months, all of which is Fixed Rate Debt. Of the $72.6 million of debt maturing in the next 12 months, $15.0 million contains extension options, and $48.0 million includes hyper-amortization provisions that would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. If we are unable to extend, finance, or refinance the amounts maturing of $72.6 million, we expect to pay down any remaining amounts through a combination of the use of cash provided by property operations, available borrowings on our Credit Facility, under which $78.4 million was available as of September 30, 2011, borrowings on our unencumbered properties, proceeds from our DRIP Offering, and/or the strategic sale of real estate and related assets. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and the amount of available borrowings on our Credit Facility.
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
As of September 30, 2011, we had received and accepted subscriptions for 223.5 million shares of common stock in the Offerings for gross proceeds of $2.2 billion. As of September 30, 2011, we had redeemed a total of 13.4 million shares of common stock for a cost of $120.6 million. Redemption requests relating to approximately 10.7 million shares that were received during the nine months ended September 30, 2011 went unfulfilled.
As of September 30, 2011, we had $1.8 billion of debt outstanding, consisting of (i) $1.5 billion of Fixed Rate Debt, which includes $233.6 million of variable rate debt swapped to fixed rates, (ii) $4.3 million of Variable Rate Debt and (iii) $271.1 million outstanding under the Credit Facility, which includes $111.1 million swapped to a fixed rate. See Note 9 to our condensed consolidated unaudited financial statements in this quarterly report on Form 10-Q for additional terms of the Credit Facility. The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average interest rate of 5.85%, and matures on various dates from December 2011 through August 2031. The Variable Rate Debt has an annual interest rate of one-month LIBOR plus 275 basis points, and matures in September 2014. Additionally, the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of September 30, 2011, was 50% and the weighted average years to maturity was 4.5 years.
As of September 30, 2011, the interest rate in effect for Revolving Loans outstanding under the Credit Facility was 3.73% and the interest rate in effect for the Term Loan outstanding under the Credit Facility was 4.94%.
Our contractual obligations as of September 30, 2011 were as follows (in thousands):

	Payments due by period(1) (2) (3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt (4)	$1,485,801	$76,909	$210,894	$973,917	$224,081
Interest payments — fixed rate debt (5)	432,736	85,437	231,703	104,334	11,262
Principal payments — variable rate debt	4,250	—	4,250	—	—
Interest payments — variable rate debt (6)	380	127	253	—	—
Principal payments — credit facility	271,111	—	271,111	—	—
Interest payments — credit facility (5) (7)	25,921	11,695	14,226	—	—

Total	$2,220,199	$174,168	$732,437	$1,078,251	$235,343

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)	The table above does not include loan amounts associated with the unconsolidated joint venture, with a face amount totaling $34.1 million, which matures in January 2012 and has an extension option to January 2019.

(4)	Principal payment amounts reflect actual payments based on face amount of notes payable. As of September 30, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $10.7 million.

(5)	As of September 30, 2011, we had $233.6 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(6)	A rate of 2.99% was used to calculate the variable rate debt payment obligations in future periods. This was the rate effective as of September 30, 2011.

(7)	Payment obligations for the Term Loan and the Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 3.73%, respectively, in effect as of September 30, 2011.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $9.1 million, or 12%, to $87.5 million for the nine months ended September 30, 2011 compared to $78.4 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization, accretion, and impairment of $24.3 million, combined with an increase in the change in accounts payable, accrued expenses, due to affiliates, deferred rental income and other liabilities of $6.8 million for the nine months ended September 30, 2011 compared to September 30, 2010. These increases were offset by a gain on the sale of marketable securities of $15.6 million and a gain on the sale of a joint venture interest of $5.1 million for the nine months ended September 30, 2011. See “— Results of operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $61.2 million, or 91%, to $6.2 million for the nine months ended September 30, 2011 compared to $67.4 million for the nine months ended September 30, 2010. The decrease was primarily related to proceeds of $82.1 million received from the sale of marketable securities combined with proceeds of $19.1 million received from the sale of our interests in an unconsolidated joint venture during the nine months ended September 30, 2011. No such sales occurred during the nine months ended September 30, 2010. The increase from sale proceeds were partially offset by an increase in the acquisition of real estate and related assets of $39.3 million, which resulted from the acquisition of 26 properties for a total purchase price of $90.1 million, combined with the additions to real estate assets of $18.7 million resulting primarily from an expansion at one of our properties, compared to the acquisition of eleven properties for $62.9 million and the payment of $7.0 million for additions to real estate assets during the nine months ended September 30, 2010.
Financing Activities. Net cash used in financing activities increased $81.7 million, or 883%, to $72.4 million for the nine months ended September 30, 2011 compared to cash provided by financing activities of $9.3 million for the nine months ended September 30, 2010. This increase in cash used was primarily due to a decrease in proceeds from notes payable, the Credit Facility and our Repurchase Agreement of $99.2 million combined with an increase in cash used for the redemptions of common stock of $27.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. These amounts were partially offset by a decrease of $47.1 million in outstanding amounts repaid under notes payable, the Credit Facility, and our Repurchase Agreement for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our critical accounting policies have not changed during the nine months ended September 30, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisor II and its affiliates, whereby we have paid, and expect to continue to pay, certain fees or reimbursements of certain expenses to our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees, real estate commissions, and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2011 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 16 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Issuance of shares of common stock through our DRIP Offering; and

•	Redemption of shares of common stock.

New Accounting Pronouncements
There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of September 30, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of September 30, 2011, $164.3 million of the $1.8 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. Revolving Loan amounts due under the Credit Facility bore interest at LIBOR plus 350 basis points. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of September 30, 2011, an increase of 50 basis points in interest rates would result in a change in interest expense of $822,000 per year, assuming all of our derivatives remain effective hedges.
As of September 30, 2011, we had six interest rate swap agreements outstanding, which mature on various dates from June 2012 through March 2016, with an aggregate notional amount under the swap agreements of $233.6 million and an aggregate net fair value of ($4.6) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of September 30, 2011, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $2.3 million. These interest rate swaps were designated as hedging instruments.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2011, we had accepted subscriptions for 223.5 million shares (including shares sold pursuant to our DRIP Offering and net of redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.2 billion, out of which we paid $171.9 million in selling commissions and dealer manager fees, $70.1 million in acquisition fees, $22.9 million in finance coordination fees, and $16.4 million in organization and offering costs to our advisor or its affiliates. We paid no selling commissions, dealer manager fees or organization and offering costs to Cole Capital during the three months ended September 30, 2011.
Total net offering proceeds from the Offerings are $1.9 billion as of September 30, 2011. With the net offering proceeds and indebtedness, we acquired $3.5 billion in real estate and related assets. As of November 14, 2011, we had sold an aggregate of approximately 224.5 million shares in our Offerings for gross offering proceeds of $2.2 billion (including shares sold pursuant to our DRIP Offering). We did not sell any unregistered equity securities during the three months ended September 30, 2011.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2011, we redeemed shares as follows:

	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
July 2011	—	$—	—	(1)
August 2011	1,548,630	$9.21	1,548,630	(1)
September 2011	—	$—	—	(1)

Total	1,548,630		1,548,630	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended September 30, 2011 that would require a response to this item.

Item 6.	Exhibits
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
Date: November 14, 2011

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description
3.1		Fifth Articles of Amendment and Restatement, as corrected (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 333-121094), filed on March 23, 2006).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 333-121094), filed on September 6, 2005).
3.3		Articles of Amendment to Fifth Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).
31.1	*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document.
101.SCH	***	XBRL Taxonomy Extension Schema Document.
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	***	Taxonomy Extension Label Linkbase Document.
101.PRE	***	EXBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.