Form 10-K
period 2011-12-31
Cole Credit Property Trust II Inc
filed 2012-03-30
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51963

COLE CREDIT PROPERTY TRUST II, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this on Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant has made initial and follow-on public offerings of its shares of common stock pursuant to registration statements on Form S-11. The registrant ceased offering shares of common stock in its follow-on public offering on January 2, 2009. The last price paid to acquire a share in the registrant’s follow-on public offering was $10.00, excluding shares purchased through the distribution reinvestment plan. On July 27, 2011, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $9.35, as of such date. There were approximately 209.9 million shares of common stock held by non-affiliates at June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 29, 2012 was 210,164,068.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. Definitive Proxy Statement for the

2012 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust II, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust II, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2011, we owned 753 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2011, the rentable space at these properties was 96% leased. As of December 31, 2011, we also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through an unconsolidated joint venture, we had a non-controlling majority interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri as of December 31, 2011.

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

Our sponsor, Cole Real Estate Investments, which is comprised of a group of affiliated entities, including our advisor, has sponsored various real estate investment programs, including Cole Credit Property Trust, Inc. (“CCPT”), Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Corporate Income Trust, Inc. (“CCIT”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) and Cole Credit Property Trust IV, Inc. (“CCPT IV”). Pursuant to an advisory agreement, Cole Advisors II, an affiliate of our sponsor, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with Cole Advisors II is for a one-year term and is reconsidered on an annual basis by our board of directors.

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

On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). Our DRIP provides that reinvestments of distributions will be made at a price equal to the most recent estimated per share value of our common stock as determined by our board of directors, the “Estimated Share Value”). Our board of directors determined that the Estimated Share Value of our common stock was $8.05 on June 22, 2010 and increased to $9.35 on July 27, 2011. The Estimated Share Value is the price used for the purchase of shares pursuant to the DRIP until such time as the board of directors provides a new estimate of share value. As of December 31, 2011, we had issued 22,777,603 shares of our common stock in the DRIP Offering, resulting in gross proceeds of $204.2 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of $2.2 billion (including shares sold pursuant to the DRIP) as of December 31, 2011, before offering costs, selling commissions, and dealer management fees of $188.3 million and before share redemptions of $134.8 million.

Our stock is not currently listed on a national securities exchange. Our goal is to sell our company, liquidate our portfolio or list our shares of common stock for trading on a national securities exchange at a time and in a method determined by our independent directors to be in the best interest of our stockholders. We disclosed in our prospectus a targeted liquidity event by May 22, 2017 and in the event we do not obtain listing prior to such date, our charter requires that we either (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation. If neither proposal is approved, we may continue to operate as before. On June 28, 2011, we disclosed that our sponsor, Cole Real Estate Investments, is actively exploring potential exit strategies for our portfolio, and that the potential exit strategies it is evaluating include, but are not limited to, a sale of the portfolio or a listing of our stock on a public stock exchange. We have not finalized a plan or had a liquidity event.

Investment Objectives and Policies

Our objective is to invest primarily in freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants. We may also invest in mortgage loans, commercial mortgage backed securities (“CMBS”) or other investments related to real property or entities or joint ventures that make similar investments. Our primary investment objectives are:

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

Acquisition and Investment Policies

Types of Investments

We invest primarily in freestanding, single-tenant, retail properties under long-term net leases to investment grade and other creditworthy tenants. We also invest in multi-tenant retail “power centers” and single tenant office and industrial properties under long-term net leases to investment grade and other creditworthy tenants. In addition, we have acquired, and may continue to acquire mortgage loans secured by similar types of commercial properties in our portfolio.

Many of our properties are leased to single-tenants of large national retail chains or franchises, including “big box” retailers, which operate stores in the home improvement, drug, sporting goods, specialty, convenience and restaurant industries. Other properties are so-called “power centers,” which are comprised of national big box retailers and smaller national and regional retail establishments and other multi-tenant retail properties that complement our overall investment objectives. Our advisor monitors industry trends and seeks to identify properties on our behalf that will provide a favorable return balanced with risk. Our management primarily targets retail businesses with established track records. This industry is highly property dependent, therefore our advisor believes it also offers highly competitive sale-leaseback investment opportunities.

We believe that our general focus on the acquisition of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants under long-term leases presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest solely in multi-tenant properties, we have acquired a diversified portfolio comprised primarily of single-tenant properties and a smaller number of multi-tenant retail properties and single-tenant net leased office and industrial properties that complement our overall investment objectives. By primarily acquiring single-tenant properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objectives of cash flow and preservation of capital from our overall portfolio. In addition, we believe that freestanding retail properties, as compared to shopping centers, malls and other traditional retail complexes, offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquired properties that are geographically diverse, we believe we have minimized the potential adverse impact of economic downturns in local markets. Our management believes that a portfolio consisting primarily of freestanding, single-tenant, retail properties net leased to creditworthy tenants diversified geographically and by the industry and brand of tenants enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors, and by making a possible listing of our shares attractive to the public investment community.

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

Many retail companies today are entering into sale-leaseback arrangements as a strategy for applying more capital that would otherwise be applied to their real estate holdings to their core operating businesses. We believe that our investment strategy has enabled us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as retailers attempt to divest from real estate assets.

There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties we will hold at any given time depends primarily upon real estate market conditions and other circumstances existing at that time.

We have incurred, and may continue to incur, debt to acquire properties if our advisor determines that incurring such debt is in our best interest. In addition, from time to time, we acquire properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We generally use the proceeds from such loans to acquire additional properties. See the section below captioned “– Borrowing Policies” for a more detailed explanation of our borrowing intentions and limitations.

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

In evaluating the credit worthiness of a tenant or prospective tenant, our advisor may not always use specific quantifiable standards, and may consider many factors, including debt ratings obtained from debt rating agencies, such as Moody’s and Standard & Poor’s, and/or the proposed terms of the acquisition. A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better or a credit rating by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

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

Description of Leases

The majority of our properties are single-tenant properties with existing “net” leases, and when spaces become vacant or existing leases expire, we anticipate entering into “net” leases. “Net” leases means leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically have the landlord responsible for the roof and structure of the building, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. With respect to our multi-tenant properties, we have a variety of lease arrangements with the tenants of such properties. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.

The majority of our properties had initial lease terms of ten years or more at the time of acquisition. We have acquired and in the future we may continue to acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases for our properties also contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors. Under triple net and double net leases, the tenants are generally required to pay the real estate taxes, insurance, utilities and common area maintenance charges associated with the properties. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor has obtained and may obtain in the future, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy.

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

Other Possible Investments

Although we expect that most of our investments will be properties of the types described above, we have made and may continue to make other investments. For example, we are not limited to investments in single-tenant, freestanding retail properties or properties leased to investment grade and other creditworthy tenants and complimentary multi-tenant properties. We have invested and may continue to invest in other commercial properties such as business and industrial parks, office buildings and warehouse and distribution facilities, or in other entities that make such investments or own such properties, in order to reduce overall portfolio risks or enhance overall portfolio returns if our advisor and board of directors determine that it would be advantageous to do so. Further, to the extent that our advisor and board of directors determine it is in our best interest in order to diversify our investment portfolio or otherwise, we have invested, and may continue to invest, in CMBS and mortgage loans generally secured by the same types of commercial properties that we generally acquire. We also have invested, and may continue to invest, in other investments related to real property or entities or joint ventures that make similar investments.

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

Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “– Real Estate Underwriting Process” above.

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

We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines it is not warranted. A Phase I environmental site assessment consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.

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

In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See “Item 1A – Risk Factors – General Risks Related to Investments in Real Estate.”

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. In addition, we have invested in mortgages acquired in the secondary market and secured by commercial properties. We have acquired our real estate investments either directly through our operating partnership, or indirectly through limited liability companies, limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties or other persons. See the “– Joint Venture Investments” section below. In addition, we have purchased, and may continue to purchase, properties and lease them back to the sellers of such properties. While we use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisor, including other real estate programs sponsored by affiliates of our advisor, for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We have and may continue to enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Real Estate Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

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

Cole Advisors II and its officers and key persons may have conflicts of interest in determining which real estate program sponsored by our sponsor, Cole Real Estate Investments, should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if the joint venture is with another Cole-sponsored program, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions continue to improve, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. We have managed, and expect to continue to manage, the current mortgage lending environment by utilizing borrowings on our $350.0 million line of credit (the “Credit Facility”), and considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the years ended December 31, 2011 and 2010 we did not acquire any properties or borrow any funds from Cole Advisors II or its affiliates.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally eight to ten years from the time of acquisition. Holding periods for other real estate-related investments will vary. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our stockholders. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions and current tenant creditworthiness, with a view to achieving maximum capital appreciation. There can be no assurance that this objective will be realized. The selling price of a property that is net leased will be determined in part by the amount of rent payable remaining under the lease and the economic conditions at that time. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by customs in the area in which the property being sold is located and the then-prevailing economic conditions.

Acquisition of Properties from Affiliates of our Advisor

We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of our advisor unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate of our advisor as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of our advisor may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the years ended December 31, 2011 and 2010, we did not purchase any properties from our advisor or its affiliates.

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

Our officers and affiliates of our advisor will try to balance our interests with the interests of other real estate programs sponsored by Cole Real Estate Investments. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs and Other Concurrent Offerings

Affiliates of our advisor act as an advisor to, and Christopher H. Cole, our chairman, president and chief executive officer, and D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer, act as officers and/or directors of CCPT, CCPT III, CCIT, CCPT IV, and Cole Income NAV Strategy, each a real estate investment trust that has investment objectives and targeted assets similar to ours. In addition, one of our independent directors also is an independent director of CCPT III and CCIT; and our other independent director also is an independent director of Cole Income NAV Strategy. CCPT, CCPT III and CCPT IV focus primarily on the retail sector, CCIT is focused on the office and industrial sectors, and Cole Income NAV Strategy focuses on the retail, office and industrial sectors.

CCPT is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. In the event that CCPT sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest.

CCPT III commenced sales of its common stock pursuant to a follow-on offering of 275,000,000 shares of its common stock after the termination its initial public offering on October 1, 2010. The primary portion of CCPT III’s follow-on offering closed to new investors on February 29, 2012; however, its general policy is to accept subscription agreements signed by the investor on or before February 29, 2012, which are received in good order. CCPT III intends to deregister all remaining unsold shares from its follow on offering in April of 2012. However, CCPT III will continue to sell shares pursuant to its distribution reinvestment plan and continues to invest in real estate. CCIT commenced sales of its common stock in its initial public offering on February 10, 2011. Cole Income NAV Strategy commenced sales of its common stock in its initial public offering on December 6, 2011. CCPT IV’s initial public offering of up to 250,000,000 shares of common stock was declared effective by the SEC on January 26, 2012. It is likely that potential acquisitions which may be appropriate for CCPT III, CCIT, CCPT IV and Cole Income NAV Strategy may also be appropriate for us.

Affiliates of our officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have investment objectives and policies similar to ours. Our advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and our affiliated directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Real Estate Investments.

Any Cole sponsored real estate program, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with other program’s property for tenants or purchasers.

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any such affiliate in the event of a default by or disagreement with the affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.

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

In addition, each of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serve as an officer of our advisor, our property manager, and/or their affiliates. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the fiduciary duties that they owe to us and our stockholders.

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest may exist to the extent that we may acquire properties or enter into joint ventures that own properties in the same geographic areas where properties owned by other real estate programs sponsored by Cole Real Estate Investments are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or affiliates of our advisor managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors II will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors II will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Dealer Manager

Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of Cole Advisors II, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offerings.

Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire will be, managed and leased by our property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), an affiliate of our advisor, pursuant to a property management and leasing agreement. Our agreement with Cole Realty Advisors has a one year term. We expect Cole Realty Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the gross revenue received by the managed properties.

Receipt of Fees and Other Compensation by Cole Advisors II and its Affiliates

We have incurred commissions, fees and other compensation payable to Cole Advisors II and its affiliates in connection with the Offerings, including selling commissions, dealer manager fees, and organization and offering expenses. In addition, we have incurred, and expect to continue to incur, commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, financing coordination fees, property management and leasing fees, asset management fees, acquisition expenses and operating expenses. In connection with the sale of properties, we have incurred, and may continue to incur real estate commissions. In addition, we may pay Cole Advisors II and its affiliates subordinated participation in net sale proceeds and subordinated performance fees; however, the subordinated participation in net sale proceeds and the subordinated performance fees payable or reimbursable to Cole Advisors II and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors II will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors II may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors II and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Employees

We have no direct employees. The employees of Cole Advisors II and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of Cole Capital, our dealer manager, provide wholesale brokerage services.

We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse Cole Advisors II and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the years ended December 31, 2011, 2010 and 2009, we incurred $3.5 million, $3.8 million and $2.0 million, respectively, for such services provided by Cole Advisors II or its affiliates.

Insurance

See sections captioned “Acquisition and Investment Policies – Description of Leases” and “– Environmental Matters.”

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

Concentration of Credit Risk

As of December 31, 2011, we had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of current federally insured levels totaling $31.5 million; however, we have not experienced any losses in such accounts. We limit significant cash holdings to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

No single tenant accounted for greater than 10% of our gross annualized rental revenues for the year ended December 31, 2011. Tenants in the specialty retail, drugstore and restaurant industries comprised 17%, 15% and 14%, respectively, of our gross annualized rental revenues for the year ended December 31, 2011. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2011, 166 of our properties were located in Texas and 23 were located in Florida, accounting for 16% and 10% of our 2011 gross annualized rental revenues, respectively.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have acquired certain properties that are subject to environmental remediation, in which the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. In addition, we carry environmental liability insurance on our properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. See “Item 1. Business – Acquisitions and Investment Policies — Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.

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

There currently is no public market for our shares and there may never be one. In addition, we do not have a fixed liquidation date. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, or more than 9.8% in value or number of shares (whichever is more restrictive) of our common stock, by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for redemption of shares, or amend, suspend or terminate our share redemption program upon 30 days’ notice. Our board of directors temporarily suspended our share redemption program on November 10, 2009, other than for redemption requests made upon the death of a stockholder, which we continued to accept. On June 22, 2010, our board of directors reinstated our share redemption program, effective August 1, 2010, and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, during such quarter, under our DRIP. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in us more speculative.

We will seek to use the net offering proceeds, after the payment of fees and expenses of our Offerings and other sources of capital, to continue to acquire a portfolio of commercial real estate comprised primarily of a large number of freestanding, single-tenant, retail properties net leased to investment grade or other creditworthy tenants and a smaller number of multi-tenant properties that complement our overall investment objectives. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We will not provide you with information to evaluate our future investments prior to our acquisition of properties. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors has wide discretion in implementing these policies.

If we do not successfully implement our exit strategy, you could suffer losses on your investment or your shares may continue to have limited liquidity.

We have begun evaluating potential strategies to exit the portfolio. Potential exit strategies we are evaluating include, but are not limited to, a sale of our portfolio or a listing of our stock on a public stock exchange. Market conditions could result in a sale of our company, liquidation of our portfolio or a listing of our shares in which the sales price, liquidation value or trading price of our shares, as the case may be, is less than the amount you paid to purchase your shares. Alternatively, market conditions and other factors could cause us to delay the sale, liquidation or listing process. In such event, you could suffer losses on your investment or your shares may continue to have limited liquidity.

We may suffer from delays in locating suitable additional investments, which could adversely affect our ability to make distributions and the value of your investment.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the acquisition of our investments, the selection of our tenants and the determination of any financing arrangements. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. We could suffer from delays in locating suitable additional investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other programs sponsored by Cole Real Estate Investments. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties, would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay a portion of our distributions from the proceeds of the Offerings or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If Cole Advisors II is unable to obtain suitable investments, we will hold proceeds from the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments.

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

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.

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

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the fullest extent permitted under Maryland law, subject to the limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Associations (the “NASAA REIT Guidelines”). Although our charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases which would decrease the cash otherwise available for distribution to you.

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

Our sponsor currently has simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other real estate programs sponsored by Cole Real Estate Investments managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Real Estate Investments may use investment strategies and have investment objectives that are similar to ours. In particular, CCPT III, CCPT IV, Cole Income NAV Strategy and CCIT are currently offering shares of their common stock pursuant to effective registration statements and pursuing acquisitions of assets that may be suitable for us to acquire. Our executive officers and the executive officers of our advisor also are the executive officers, general partners, and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. In the event these conflicts arise, our best interests may not be met when officers and key persons acting on behalf of our advisor and on behalf of advisors and managers of other real estate programs sponsored by Cole Real Estate Investments decide whether to allocate any particular property to us or to another real estate program sponsored by Cole Real Estate Investments that has an investment strategy similar to ours. In addition, we may acquire properties in geographic areas where other real estate programs sponsored by Cole Real Estate Investments own properties. If one of the other real estate programs sponsored by Cole Real Estate Investments attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if we acquire properties from or sell properties to other real estate programs sponsored by Cole Real Estate Investments, or if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments.

Cole Advisors II faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments for the acquisition, development or improvement of properties. Cole Advisors II may have conflicts of interest in determining which real estate programs sponsored by Cole Real Estate Investments should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Cole Advisors II may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since Cole Advisors II and its affiliates will control both the co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, are also officers of our advisor, our property manager, and/or their affiliates. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties, to affiliates of our advisor or other Cole-sponsored real estate programs, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates of our advisor, (5) investments with affiliates of our advisor, (6) compensation to our advisor, and (7) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant to the exclusion set forth in Section 3(c)(5)(C) of the Investment Company Act and certain no-action letters issued by the SEC. Accordingly, (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both, (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

Our board of directors may amend the terms of our share redemption program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for redemption. Our board of directors temporarily suspended our share redemption program on November 10, 2009, other than for redemption requests made upon the death of a stockholder, which we continued to accept. Effective August 1, 2010, our board of directors reinstated our share redemption program, and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, during such quarter, under our DRIP. These limits might prevent us from accommodating all redemption requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

In February 2009, the Financial Industry Regulatory Authority (“FINRA”) informed broker dealers that sell shares of non-traded REITs that broker dealers may not report, in a customer account statement, an estimated value per share that is developed from data more than 18 months old. To assist broker dealers in complying with the FINRA notice, our board of directors established an estimated value of our common stock, as of July 27, 2011 of $9.35 per share.

As with any valuation methodology, the methodologies considered by our board of directors, in reaching an estimate of the value of our shares, are based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.

Furthermore, in reaching an estimate of the value of our shares, the board of directors did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of our shares of common stock on a national securities exchange, a merger, or a sale of our portfolio. As a result, there can be no assurance that:

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

Our board of directors will update our estimated value per share on a periodic basis, but in no event less frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K filed with the SEC on July 27, 2011.

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

Cole Advisors II and its affiliates perform services for us in connection with the acquisition and disposition of our investments, and the management and leasing of our properties, the servicing of our mortgage loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We may not be able to pay or maintain our current level of distributions or increase distributions over time. Rents from the properties may not increase, or may decrease, we may experience increased vacancies, the securities we buy may not increase in value or provide constant or increased distributions over time, and future acquisitions of real properties, mortgage loans and any investments in securities may not increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

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

Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

We expect that our properties will continue to be diverse according to geographic area and industry of our tenants. However, in the event that we sell our properties in a particular geographic area or otherwise have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

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

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We reserved only approximately 0.1% of the gross proceeds from our Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. If the current market environment was to persist or worsen or the global disruptions were to adversely affect the recovery of U.S. financial markets, it could affect our operating results and financial condition as follows:

•

Debt Market — Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however the real estate debt markets could begin experiencing increasing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, dislocations in the debt markets could reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) could slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, deterioration in the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.

•

Real Estate Market — The global economic recession caused commercial real estate values to decline substantially. The U.S. commercial real estate markets began a recovery in 2010 which has continued through 2011. However, if the global recession were to persist or worsen, or it were to affect the U.S. financial markets, there may be uncertainty in the valuation, or in the stability of the value, of the properties we own or may acquire that could result in a substantial decrease in the value of our properties. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

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

The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

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

We diversify our cash and cash equivalents, and will continue to do so, among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank for interest bearing accounts. As of December 31, 2011, we had cash and cash equivalents and restricted cash deposited in five financial institutions, four of which had deposits in excess of current federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured level. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Generally, each of our tenants is, and we expect will be, responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available at reasonable cost, or at all, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

Some of our properties are, and we expect certain additional properties will be, contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we are subject to significant covenants, conditions and restrictions (“CC&Rs”) restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.

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

We may enter into one or more contracts, either directly or indirectly through joint ventures, with other programs sponsored by Cole Real Estate Investments or others, to acquire real property from an affiliated or unaffiliated development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may be entitled to a refund of our earnest money, in the following circumstances:

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

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results or our ability to sell a particular property.

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

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancellable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) recently issued Exposure Drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our Offerings, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

The Exposure Drafts do not include a proposed effective date and are still being deliberated and subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the second half of 2012; however, a final standard is not expected to be issued until 2013

Risks Associated with Debt Financing

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

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors. This level of borrowing is less than, and our borrowings will not exceed, 300% of our net assets unless a higher amount is approved by a majority of the independent directors, in accordance with the NASAA REIT Guidelines.

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

Our charter generally limits us to incurring debt no greater than 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of all of our assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. As of December 31, 2011, we had $1.8 billion in total debt outstanding and the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities was 51%.

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

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

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

The Internal Revenue Service could re-characterize transactions under the Section 1031 program such that Cole OP II, rather than the co-owner in the program (“Section 1031 Participant”), is treated as the bona fide owner, for tax purposes, of properties acquired and resold by a Section 1031 Participant in connection with the Section 1031 program. Such re-characterization could result in the fees paid to Cole OP II by a Section 1031 Participant as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 programs would be subject to a 100% penalty tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected. We expect to obtain a legal opinion in connection with each co-ownership program to the effect that the program will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. However, the Internal Revenue Service may take a position contrary to such an opinion.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We have and may continue to purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 are currently scheduled to expire at the end of 2012. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2012; however, it is impossible to anticipate the effects of any such legislation at this time.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned 753 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2011, 419 of the properties were freestanding, single-tenant retail properties, 312 of the properties were freestanding, single-tenant commercial properties and 22 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2011, 96% of the rentable square feet of these properties was leased, with a weighted-average remaining lease term of 10.4 years. As of December 31, 2011, we had outstanding debt of $1.8 billion, secured by properties in our portfolio and their related tenant leases and other real estate related assets on which the debt was placed. Through a joint venture, we had a majority indirect interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri as of December 31, 2011, which held total assets of $59.3 million and non-recourse mortgage notes payable with a face value of $34.1 million.

Property Statistics

The following table shows the tenant diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2011:

Tenant	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Walgreens - drug store	59	854,071	$19,900	8%
Church’s Chicken - restaurant	1	244,231	13,210	5%
Academy Sports - sporting goods	9	1,955,411	12,848	5%
Circle K - convenience store	83	250,580	11,550	5%
CVS - drug store	37	412,496	9,408	4%
Ferguson Enterprises - specialty retail	8	1,111,948	6,940	3%
Petsmart - specialty retail	8	1,035,471	6,146	2%
Lowe’s - home improvement	8	1,061,550	6,067	2%
Tractor Supply - specialty retail	23	526,799	5,661	2%
PepBoys - automotive parts	2	380,959	5,478	2%
Other	518	12,482,602	154,719	62%

	756	20,316,118	$251,927	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2011:

Industry	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Specialty retail	196	4,640,088	$42,721	17%
Drugstore	128	1,690,979	38,568	15%
Restaurant	119	950,700	36,486	14%
Sporting goods	17	2,278,621	17,010	7%
Home improvement	13	1,616,529	13,131	5%
Convenience store	84	264,896	12,563	5%
Automotive parts	30	680,506	9,812	4%
Fitness and health	21	582,382	9,777	4%
Distribution	14	1,383,634	9,549	4%
Electronics retail	13	554,033	7,145	3%
Other	121	5,673,750	55,165	22%

	756	20,316,118	$251,927	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2011:

Location	Total Number of Properties	Rentable Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Texas	166	3,651,613	$40,054	16%
Florida	23	2,088,910	24,780	10%
Georgia	63	1,130,770	19,592	8%
Illinois	23	1,743,090	18,580	7%
Ohio	64	666,985	13,293	5%
Missouri	25	714,761	9,775	4%
Tennessee	38	510,484	7,966	3%
Nevada	2	1,009,278	7,119	3%
North Carolina	20	811,766	6,895	3%
Virginia	12	992,554	6,807	3%
Other	317	7,866,463	97,066	38%

	753	21,186,674	$251,927	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms of 10 to 20 years. As of December 31, 2011, the weighted average remaining lease term was 10.4 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure of the building. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from $14,000 to $13.2 million (average of $335,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

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

The following table shows lease expirations of our consolidated real estate assets as of December 31, 2011, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Total Number of Leases	Leased Square Feet Expiring (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
2012	44	490,274	$4,418	2%
2013	52	520,360	6,153	2%
2014	30	440,453	4,220	2%
2015	45	1,349,972	11,882	5%
2016	54	1,765,593	18,498	7%
2017	67	1,652,884	18,096	7%
2018	68	1,306,921	17,859	7%
2019	16	445,442	6,616	3%
2020	25	582,716	7,633	3%
2021	71	1,484,849	20,939	8%
Thereafter	284	10,276,654	135,613	54%

	756	20,316,118	$251,927	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Notes Payable Information

As of December 31, 2011, we had $1.8 billion of debt outstanding, consisting of (1) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $122.3 million of variable rate mortgage loans swapped to fixed rates, (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $293.1 million outstanding under the Credit Facility. The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.84%, and various maturity dates ranging from February 2012 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points and matures in September 2014. The Credit Facility allows us to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and $111.1 million in term loan borrowings (the “Term Loan”). Revolving Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. Eurodollar rate loans have variable rates which are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 275 to 400 basis points, determined by the leverage ratio of the Company in accordance with the agreement. Base rate committed loans have variable rates equal to the greater of (a) the Federal Funds Rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the Eurodollar Rate plus 1.0%; plus 175 to 300 basis points, determined by the leverage ratio of the Company in accordance with the agreement. As of December 31, 2011, the interest rate in effect for Revolving Loans under the Credit Facility was 3.78%. On February 24, 2011, we executed an interest rate swap agreement which had the effect of fixing the interest rate for Term Loan borrowings under the Credit Facility to 4.94% per annum based on our overall leverage levels at the time of the transaction. The Credit Facility matures on December 17, 2013. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility.

The ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2011, was 51% and the weighted average years to maturity was 4.3 years. Except for the notes payable under the Credit Facility, which are unsecured obligations, the notes payable are secured by the respective properties on which the debt was placed and their related tenant leases and other real estate related assets, which had an aggregate gross asset value of $2.5 billion at December 31, 2011. The notes payable are generally non-recourse to us and Cole OP II, but both are liable for customary non-recourse carve-outs.

Generally, the notes payable may not be prepaid, in whole or in part, except under the following circumstances: (1) prepayment may be made subject to payment of a yield maintenance premium or through defeasance, (2) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (3) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

Generally, in the event that a mortgage note is not paid off on the respective maturity date, most mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will generally be extended by 25 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget, (4) any extraordinary expenses and (5) the balance of the rents collected will be applied to the following in such order as the lender may determine: (i) any other amounts due in accordance with the loan documents, (ii) the reduction of the principal balance of the mortgage note, and (iii) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 29, 2012, we had approximately 210.2 million shares of common stock outstanding, held by a total of 41,141 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of the shares to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in any offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the Estimated Share Value is $9.35 as of December 31, 2011, which is based solely on our board of director’s approval on July 27, 2011 of an estimated per share value of $9.35.

In determining an estimated value of the Company’s shares, the board of directors considered information and analysis, including valuation materials that were provided by CBRE Capital Advisors, Inc. (“CBRE Cap”), an independent investment banking firm that specializes in providing real estate financial services, and information provided by the Company’s advisor, Cole REIT Advisors II, LLC.

In preparing its valuation materials, CBRE Cap, among other things:

•

reviewed the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010, including the audited financial statements contained therein, and the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2011, including the unaudited financial statements contained therein;

•	reviewed other financial and operating information requested from, or provided by, the Company;

•	reviewed and discussed with senior management of the Company the historical and anticipated future financial performance of the Company, including the review of forecasts prepared by the Company;

•	compared financial information for the Company with similar information for companies that CBRE Cap deemed to be comparable; and

•	performed such other analyses and studies, and considered such other factors, as CBRE Cap considered appropriate.

The board primarily considered four valuation methodologies that are commonly used in the commercial real estate industry and in valuing real estate investment trusts (REITs), all of which were included in the materials provided by CBRE Cap. The following is a summary of the valuation methodologies considered.

Net Asset Value — The net asset value methodology determines the value of the Company by valuing the Company’s underlying real estate assets and its entity level assets and liabilities. The value of the underlying real estate was determined by dividing estimated individual property net operating income by estimated market capitalization rates. CBRE Cap’s materials primarily relied on proprietary research, including CBRE market and sector capitalization rate surveys, as well as comparable transaction data and management guidance, in order to determine market capitalization rates to reasonably estimate the Company’s real estate values. CBRE Cap’s materials also relied on market information obtained from the debt and capital markets, management guidance and public filings of the Company to assist in valuing other entity level assets and liabilities.

Discounted Cash Flow Analysis — The discounted cash flow analysis utilizes five-year projected cash flows reasonably likely to be generated by the Company and discounts those future cash flows using a rate that is consistent with the inherent level of risk in the business to determine a present value. CBRE Cap reviewed the Company’s advisor’s projection of future cash flows and applied a perpetuity growth rate to the projected year five cash flows to arrive at a terminal value, and then applied a risk adjusted discount rate to the annual cash flows and terminal value to calculate a present value of such cash flows of the Company.

Public Company Comparables — The public company comparables methodology utilizes a range of Funds From Operations and Adjusted Funds From Operations, trading multiples of similar publicly-traded companies and applies them to the Company’s comparable metric to estimate the value of the Company. CBRE Cap selected comparable companies based on qualitative factors such as sector focus, asset quality and tenant mix, as well as quantitative factors such as company size and leverage, and adjusted the multiples based on the Company’s relative strength or weakness compared to the comparable company for each of the factors, which resulted in a reduction of the comparable company multiples. In addition, CBRE Cap further reduced the multiples to reflect the lack of liquidity of the Company’s shares as the Company’s shares are not traded on a national securities exchange. Comparable public companies utilized in the analysis were public REITs with portfolios that were primarily retail focused and included similar asset types with similar lease structures to the Company’s real estate portfolio.

Dividend Discount Model — The dividend discount model calculates the value of the Company by discounting estimated future dividend payments by the Company’s estimated cost of capital. CBRE Cap prepared the dividend discount model by utilizing the expected future distribution payments as provided by the Company’s advisor, and reviewed by CBRE Cap, and calculated the Company’s estimated cost of capital using the risk-free, 10-year treasury rate and adding appropriate risk premiums, which included an estimate of the long-term equity risk premium measured as the performance of the S&P 500 over the applicable risk free rate, and further adjusted for any Company specific risk premium.

The four approaches to valuation noted above each resulted in a range of values for the Company’s per share value. CBRE Cap weighted each result to determine an overall estimated range of value for the Company’s shares. Upon review of CBRE Cap’s analysis and information provided by the Company’s advisor, the board of directors established a per share price of $9.35, which is within the overall range of value provided by CBRE Cap.

As with any valuation methodology, the methodologies considered by the board of directors, in reaching an estimate of the value of the Company’s shares, are based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of the Company’s shares. In addition, the board’s estimate of share value is not based on fair values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Furthermore, in reaching an estimate of the value of the Company’s shares, the board did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

As a result, there can be no assurance that:

•	any stockholder will be able to realize the estimated share value, upon attempting to sell their shares;

•

the Company will be able to achieve, for its stockholders, the estimated value per share, upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio; or

•

the estimated share value, or the methodologies relied upon by the board to estimate the share value, will be found by any regulatory authority to comply with ERISA, FINRA or any other regulatory requirements.

Furthermore, the estimated value of the Company’s shares was calculated as of a particular point in time. The value of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The board of directors will update the Company’s estimated value per share on a periodic basis, and in no event less frequently than every 18 months.

CBRE Cap’s valuation materials were addressed solely to us to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials provided to us do not constitute a recommendation to purchase or sell any shares of our common stock. CBRE Cap’s valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value of the our common stock. The estimated value of our common stock may vary depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally.

In connection with its review, while CBRE Cap reviewed the information we supplied or otherwise made available to it for reasonableness, CBRE Cap assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. CBRE Cap has not made or obtained an independent appraisal of the individual assets or liabilities (contingent or otherwise) of us. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap, CBRE Cap assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, and relied upon us to advise CBRE Cap promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.

In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for us in connection with possible purchases of the our securities or the acquisition of all or any part of us.

In conducting its investigation and analyses, CBRE Cap took into account such accepted financial and investment banking procedures and considerations as it deemed relevant, including the review of: (i) our historical and projected revenues and certain operating metrics of ours and certain publicly traded companies in businesses and industries CBRE Cap believed to be comparable to us; (ii) our current and projected financial position and results of operations as we disclosed to CBRE Cap; (iii) a discounted cash flow analysis of us based on financial information we provided to CBRE Cap; and (iv) CBRE Cap’s assessment of the general condition of the economy, the securities markets and the real estate industry generally.

In performing its analyses, CBRE Cap made numerous assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond CBRE Cap’s control and our control. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The analyses do not purport to be appraisals or to reflect the prices at which companies may actually be sold, and such estimates are inherently subject to uncertainty. Our board considered other factors in establishing the estimated value of our common stock in addition to the materials prepared by CBRE Cap. Consequently, the analyses contained in the CBRE Cap materials should not be viewed as being determinative of the board’s estimate of the value of our common stock.

CBRE Cap’s materials were necessarily based upon market, economic, financial and other circumstances and conditions existing prior to July 19, 2011, and any material change in such circumstances and conditions may have affected CBRE Cap’s analysis, but CBRE Cap does not have any obligation to update, revise or reaffirm its materials as of any date subsequent to July 19, 2011.

For services rendered in connection with and upon the delivery of its valuation materials, we paid CBRE Cap a customary fee. We also agreed to reimburse CBRE Cap for its expenses incurred in connection with its services, and will indemnify CBRE Cap against certain liabilities arising out of its engagement. In the past two years, affiliates of CBRE Cap have performed commercial real estate services for us.

CBRE Cap is actively involved in the investment banking business and regularly undertakes the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions.

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock currently is not listed on a national securities exchange and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all, or a portion consisting of at least the lesser of (1) 25% of the holder’s shares, or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, advisor or its affiliates any fees to complete any transactions under our share redemption program.

The redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the length of time you have held such shares as follows: after one year from the purchase date — 92.5% of the Estimated Share Value (defined below); after two years from the purchase date — 95% of the Estimated Share Value; after three years from the purchase date — 97.5% of the Estimated Share Value; and after four years from the purchase date — 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.) For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated per share value established for purposes of our DRIP.

Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares that are subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.

We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that you redeem all of your shares, any shares that you purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of Cole Operating Partnership II, LP who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date the Cole Operating Partnership II, LP units were issued. Shares redeemed in connection with a stockholder’s death will be redeemed at a redemption price per share equal to 100% of the Estimated Share Value.

In the event that you request a redemption of all of your shares, and you are participating in our DRIP, you will be deemed to have notified us, at the time you submit your redemption request, that you are terminating your participation in our DRIP, and have elected to receive future distributions in cash. This election will continue in effect even if less than all of your shares are redeemed unless you notify us that you wish to resume your participation in our DRIP.

We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In addition, we will limit quarterly redemptions to approximately one-fourth of 3% (0.75%) of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder) and funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, in that quarter, under our DRIP; however, our management may waive these quarterly limitations in its sole discretion. These limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any twelve month period, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.

We will redeem our shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for us to repurchase the shares in the month following the end of that fiscal quarter. You may withdraw your request to have your shares redeemed, but all such requests generally must be submitted prior to the last day of the applicable quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made.

We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any calendar quarter or any calendar year, we will give priority to the redemption of deceased stockholders’ shares. (If sufficient proceeds from the sale of shares under our DRIP were not available to pay all redemptions of deceased stockholders’ shares in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis.) We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if you would like to resubmit the unsatisfied portion of the prior request for redemption, you must submit a new request for redemption of such shares prior, to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ notice at any time. Additionally we will be required to discontinue sales of shares under the DRIP on the earlier of (1) the date we sell all of the shares registered for sale under the DRIP or (2) the date of the registration statement relating to the DRIP (Registration No. 333-153578) is suspended or withdrawn, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (i) in our next annual or quarterly report or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act.

Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the sale of our company, liquidation of our portfolio, or listing of our shares on a national securities exchange. The share redemption program will be terminated if our shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

The shares we redeem under our share redemption program will be cancelled and return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2011, we redeemed 6.2 million shares under our share redemption program, at an average redemption price of $8.55 per share for an aggregate redemption price of $52.6 million. During the year ended December 31, 2010, we redeemed 2.4 million shares under our share redemption program, at an average redemption price of $9.08 per share for an aggregate redemption price of $21.6 million. Subsequent to December 31, 2011, we redeemed 1.6 million shares for $14.4 million. Redemption requests related to 14.2 million shares that were received during the year ended December 31, 2011 went unfulfilled, including shares unfulfilled and resubmitted from a previous period. See the section titled “Share Redemptions” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 17 to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.

During the three-months ended December 31, 2011, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2011	—	—	—		(1)
November 2011	1,536,566	$9.25	1,536,566		(1)
December 2011	—	—	—		(1)

Total	1,536,566		1,536,566		(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Distributions

We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we have made, and intend to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, further, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares.

On August 9, 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2011 and ending on December 31, 2011. On November 9, 2011, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on March 31, 2012.

The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2011 and 2010 (in thousands, except per share data):

Year	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends	Capital Gain Distributions
2011	$131,003	$0.63	$0.29	$0.23	$0.11
2010	$129,251	$0.62	$0.40	$0.22	$—
2009	$134,983	$0.67	$0.41	$0.26	$—

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

On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to our DRIP in our DRIP Offering, for an aggregate DRIP Offering price of $285.0 million. As of December 31, 2011, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding. As of December 31, 2011, we had issued an aggregate of 225,065,534 shares of common stock, excluding redemptions, in our Offerings, raising gross offering proceeds of $2.2 billion. From this amount, we paid $70.4 million in acquisition fees to Cole Realty Advisors, $171.8 million in selling commissions and dealer manager fees to Cole Capital (of which $144.9 million was reallowed to third-party broker dealers), $23.1 million in finance coordination fees to Cole Advisors II and $16.3 million in organization and offering cost reimbursements to Cole Advisors II. We paid no selling commissions, dealer manager fees or organization and offering costs to Cole Capital during the year ended December 31, 2011. With the net offering proceeds and indebtedness, we acquired $3.5 billion in total gross real estate and related assets net of gross intangible lease liabilities.

As of March 29, 2012, we had issued approximately 24.3 million shares in the DRIP Offering at an aggregate gross offering price of $218.8 million. As of March 29, 2012, we had approximately 5.7 million shares available in the DRIP Offering.

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

The following table provides information regarding our equity compensation plan as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	45,000	$9.12	950,000
Equity compensation plans not approved by security holders	—	N/A	—

Total	45,000	$9.12	950,000

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total investment in real estate assets, net	$3,182,476	$3,154,692	$3,131,639	$3,127,334	$1,794,352
Investment in mortgage notes receivable, net	$76,745	$79,778	$82,500	$84,994	$87,100
Marketable securities	$—	$81,995	$56,366	$24,583	$—
Investment in unconsolidated joint ventures	$22,334	$38,324	$40,206	$25,792	$—
Cash and cash equivalents	$53,205	$45,791	$28,417	$106,485	$43,517
Total assets	$3,430,322	$3,485,335	$3,413,104	$3,432,028	$1,967,698
Notes payable and line of credit	$1,767,591	$1,673,243	$1,607,473	$1,550,314	$1,055,682
Repurchase agreement	$—	$54,312	$—	$—	$—
Acquired below market lease intangibles, net	$130,680	$140,797	$149,832	$156,813	$80,032
Redeemable common stock	$14,482	$12,237	$87,760	$65,046	$21,660
Stockholders’ equity	$1,471,713	$1,560,375	$1,521,984	$1,614,976	$781,086
Operating Data:
Total revenue	$279,345	$269,150	$275,455	$201,004	$89,842
General and administrative expenses	$7,943	$6,989	$7,020	$5,632	$2,011
Property operating expenses	$22,743	$20,294	$25,821	$16,796	$6,467
Property and asset management expenses	$16,987	$16,447	$14,904	$9,762	$4,184
Depreciation and amortization	$88,246	$85,162	$90,750	$63,859	$30,482
Impairment of real estate assets	$—	$4,500	$13,500	$3,550	$5,400
Operating income	$140,405	$132,317	$120,219	$101,405	$41,298
Gain on sale of marketable securities	$15,587	$—	$—	$—	$—
Gain on sale of unconsolidated joint venture interests	$5,162	$—	$—	$—	$—
Interest expense	$108,186	$102,977	$98,997	$78,063	$39,076
Net income	$53,809	$30,430	$22,406	$25,092	$4,480
Modified funds from operations (1)	$141,153	$125,880	$132,691	$92,566	$40,362
Cash Flow Data:
Cash flows provided by operating activities	$114,449	$105,627	$116,872	$96,073	$43,366
Cash flows used in investing activities	$(18,328)	$(110,207)	$(45,497)	$(1,216,078)	$(1,364,777)
Cash flows (used in) provided by financing activities	$(88,707)	$21,954	$(149,443)	$1,182,973	$1,327,362
Per Share Data:
Net income - basic and diluted	$0.26	$0.15	$0.11	$0.17	$0.07
Distributions declared	$0.63	$0.62	$0.66	$0.70	$0.68
Weighted average shares outstanding - basic	209,693,707	207,198,078	202,686,670	146,198,235	60,929,996
Weighted average shares outstanding - diluted	209,693,707	207,198,078	202,690,094	146,201,399	60,931,316

(1)	See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” section of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 90%, 89% and 87% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. As 96% of our rentable square feet was under lease as of December 31, 2011, with a weighted average remaining lease term of 10.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 51%, with 11% of the debt, or $186.3 million, including $182.0 million outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions and Portfolio Strategies

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010 the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with any hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. We have managed, and expect to continue to manage, the current mortgage lending environment by utilizing borrowings on our Credit Facility, and considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2011, 96% of our rentable square feet was under lease, representing an increase of 2.0% from December 31, 2010. However, if the recent improvements in economic conditions do not continue, we may experience additional vacancies or be required to reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

As a result of these improvements in market conditions, we have begun evaluating potential strategies to exit our portfolio. Potential exit strategies we are evaluating include, but are not limited to, a sale of the portfolio or a listing of our stock on a public stock exchange.

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

Investment in and Valuation of Real Estate and Related Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

We continually monitor certain properties for which we have identified impairment indicators. As of December 31, 2011, we had seven properties with an aggregate book value of $53.8 million for which we assessed the recoverability of the carrying values. For each of these properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and eventual disposition of the assets, continued to exceed their carrying value as of December 31, 2011. Should the conditions of any of these properties change, the undiscounted future cash flows expected may change and adversely affect the recoverability of the respective real estate and related assets’ carrying values. We identified one property during each of the years ended December 31, 2010 and 2009 with impairment indicators for which the undiscounted future cash flows expected as a result of the use of the respective real estate and related assets and eventual disposition of the assets were less than their carrying value. As a result, we reduced the carrying values of both the real estate and related assets to their estimated fair values by recognizing an impairment loss of $4.5 million and $13.5 million during the years ended December 31, 2010 and 2009, respectively.

When developing estimates of future cash flows, we make certain assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of our real estate and related assets.

When a real estate asset is identified by management as held for sale, we cease depreciation and amortization of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in our allocation decisions other than providing this market information.

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase of rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease is terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease are expensed.

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the respective note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.

Investment in Direct Financing Leases

For real estate property leases classified as direct financing leases, the building portion of the leases are accounted for as direct financing leases, while the land portion is accounted for as operating leases. For direct financing leases, we record an asset which represents (net investment) that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and the deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the eventual disposition of the leased property. Actual residual values realized could differ from these estimates. We evaluate the collectability of future minimum lease payments on each direct financing lease to determine collectability primarily through the evaluation of payment history. We have not provided for an allowance of doubtful accounts based on the grouping of direct financing leases because we believe the characteristics of each direct financing lease are not sufficiently similar to allow an evaluation as a group for a possible allowance. As such, all of our direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period.

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans we acquired, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. We defer certain loan origination and commitment fees, and amortize them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. We evaluate the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. We do not provide for an allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow for an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for the purpose of determining if an allowance is needed. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis.

Investment in Marketable Securities

Investments in marketable securities consist of investments in CMBS. We classify our investments in CMBS as trading, available-for-sale or held-to-maturity. We may sell investment securities as a part of our overall investment strategy and accordingly CMBS are typically designated as available-for-sale. Investments classified as available-for-sale are carried at an estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. We determine estimates of fair values by utilizing quoted market prices from third party trading desks. If we are unable to obtain quotes from third parties or if we believe quotes received are inaccurate, we will estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of December 31, 2011 consisted of our non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri. As of December 31, 2010, investment in unconsolidated joint ventures also consisted of a non-controlling majority interest in a joint venture that owned and operated a ten-property storage facility portfolio, which was sold on September 30, 2011, as discussed in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K. Consolidation of these investments is not required as the entities do not qualify as variable interest entities and do not meet the requirements for consolidation, as defined by GAAP. Both we and our joint venture partner must approve decisions about the entity’s activities that significantly influence the economic performance of the entity.

We account for unconsolidated joint ventures using the equity method of accounting. The equity method of accounting requires investments to be initially recorded at cost and subsequently adjusted for our share of equity in the joint venture’s earnings and distributions. We evaluate the carrying amount of investments for impairment, which requires the unconsolidated joint ventures to be evaluated for potential impairment if the carrying amount of the investment exceeds its estimated fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires our management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. We recognize gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

Revenue Recognition

Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

Income Taxes

We qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Derivative Instruments and Hedging Activities

We account and report for our derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities, and the determination of hedge effectiveness can involve significant estimates. If we incorrectly estimate the fair value of derivatives and hedge effectiveness, our net income could be impacted.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
Number of commercial properties	753	725	693
Approximate rentable square feet (1)	21.2 million	20.6 million	19.5 million
Percentage of rentable square feet leased	96%	94%	94%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the years ended December 31, 2011, 2010 and 2009:

	2011	2010		2009
Commercial properties acquired	28	31	(1)	20
Approximate purchase price of acquired properties	$100.7 million	$107.5 million		$113.8 million
Approximate rentable square feet (2)	525,000	1.1 million		581,000

(1)	Excludes two properties substituted for one property under a master lease agreement with one of the Company’s tenants, as discussed in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K.

(2)	Including square feet of the buildings on land that is subject to ground leases.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue. Revenue increased $10.1 million, or 4%, to $279.3 million for the year ended December 31, 2011, compared to $269.2 million for the year ended December 31, 2010. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 90% and 89% of total revenues during the years ended December 31, 2011 and 2010, respectively.

Rental and other property income increased $12.8 million, or 5%, to $251.5 million for the year ended December 31, 2011, compared to $238.7 million for the year ended December 31, 2010. The increase was primarily related to rental revenue from the acquisition of 28 new properties subsequent to December 31, 2010, as well as an increase in our occupancy rate from 94% to 96% during 2011. In addition, tenant reimbursement income increased $3.0 million, or 21%, to $17.0 million for the year ended December 31, 2011, compared to $14.0 million for the year ended December 31, 2010. The increase was primarily due to an increase in certain operating expenses related to these properties that are subject to reimbursement by the tenant, primarily property tax expense and repairs and maintenance during year ended December 31, 2011.

Earned income from direct financing leases remained relatively constant, decreasing $125,000, or 6%, to $1.9 million for the year ended December 31, 2011, compared to $2.1 million for the year ended December 31, 2010. We owned 13 properties accounted for as direct financing leases for each of the years ended December 31, 2011 and 2010.

Interest income on mortgage notes receivable remained relatively constant, decreasing $236,000, or 4%, to $6.4 million for the year ended December 31, 2011, compared to $6.7 million for the year ended December 31, 2010, as we recorded interest income on 69 amortizing mortgage notes receivable during each of the years ended December 31, 2011 and 2010. We expect interest income to decrease in future periods as the proportion of principal payments received increases.

Interest income on marketable securities decreased $5.2 million, or 68%, to $2.5 million for the year ended December 31, 2011, compared to $7.7 million for the year ended December 31, 2010. The decrease was due to the sale of all of our CMBS bonds during the first half of the year ended December 31, 2011.

General and Administrative Expenses. General and administrative expenses increased $954,000, or 14%, to $7.9 million for the year ended December 31, 2011, compared to $7.0 million for the year ended December 31, 2010. The increase was primarily due to an increase in insurance expense combined with higher unused fees on our Credit Facility due to the increase in the size of the Credit Facility from $135 million to $350 million in December 2010. The primary general and administrative expense items are legal and accounting fees, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, and other licenses and fees.

Property Operating Expenses. Property operating expenses increased $2.4 million, or 12%, to $22.7 million for the year ended December 31, 2011, compared to $20.3 million for the year ended December 31, 2010. The increase was primarily due to an increase in property tax expense of $1.5 million, which is subject to reimbursement, combined with an increase in repairs and maintenance expense of $1.0 million. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, as amended, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, as determined by our board of directors. Additionally, we reimburse costs incurred by our advisor in providing asset management services, subject to certain limitations, as set forth in the advisory agreement. Pursuant to the property management agreement with our property manager, which is an affiliate of our advisor, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We reimburse Cole Realty Advisors’ costs of managing and leasing the properties, subject to certain limitations as set forth in the property management agreement.

Property and asset management expenses remained relatively constant, increasing $540,000, or 3%, to $17.0 million for the year ended December 31, 2011, compared to $16.4 million for the year ended December 31, 2010. Of this amount, property management expenses increased to $8.1 million for the year ended December 31, 2011 from $8.0 million for the year ended December 31, 2010, and asset management expenses increased to $8.9 million for the year ended December 31, 2011, from $8.5 million for the year ended December 31, 2010, primarily due to an increase in property and asset management fees related to 28 new properties acquired subsequent to December 31, 2010, combined with property and asset management fees recorded for a full year on 31 properties acquired during the year ended December 31, 2010.

Acquisition Related Expenses. Acquisition related expenses decreased $420,000, or 12%, to $3.0 million for the year ended December 31, 2011, compared to $3.4 million for the year ended December 31, 2010. The decrease was a result of fewer acquisition related expenses recorded on 28 properties purchased during the year ended December 31, 2011, compared to 31 properties during the year ended December 31, 2010. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired and we also reimburse our advisor for acquisition expenses incurred in the process of acquiring such property.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $3.0 million, or 4%, to $88.2 million for the year ended December 31, 2011, compared to $85.2 million for the year ended December 31, 2010. The increase was primarily related to additional depreciation and amortization recorded on 28 new properties with an aggregate purchase price of $100.7 million acquired subsequent to December 31, 2010.

Impairment of Real Estate Assets. There were no impairment losses recorded during the year ended December 31, 2011. An impairment loss of $4.5 million was recorded relating to one property during the year ended December 31, 2010, as discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Equity in Income of Unconsolidated Joint Ventures. Equity in income of unconsolidated joint ventures decreased $299,000, or 31%, to $666,000 during the year ended December 31, 2011, compared to $965,000 for the year ended December 31, 2010. The decrease was primarily due to the sale of our interest in one of our unconsolidated joint ventures on September 30, 2011, as discussed in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K.

Gain on Sale of Marketable Securities. During the year ended December 31, 2011, we recorded a gain on sale of marketable securities of $15.6 million in connection with the sale of all of our CMBS bonds. No similar transactions occurred during the year ended December 30, 2010.

Gain on Sale of Unconsolidated Joint Venture Interests. During the year ended December 31, 2011, we recorded a gain on the sale of our interest in an unconsolidated joint venture of $5.2 million, as discussed in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K. No similar transactions occurred during the year ended December 31, 2010.

Interest and Other Income. Interest and other income increased $50,000, or 40%, to $175,000 for the year ended December 31, 2011, from $125,000 for the year ended December 31, 2010. The increase was primarily related to a gain recognized as a result of a partial condemnation of a property during the year ended December 31, 2011.

Interest Expense. Interest expense increased $5.2 million, or 5%, to $108.2 million for the year ended December 31, 2011, compared to $103.0 million during the year ended December 31, 2010, primarily due to an increase of $80.1 million in the average outstanding debt balance.

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

Rental and other property income decreased $1.6 million, or 1%, to $238.7 million for the year ended December 31, 2010, compared to $240.3 million for the year ended December 31, 2009. The decrease was primarily related to a decrease in our occupancy rate from 99% to 94% during 2009 which was primarily due to the bankruptcy of certain tenants for which we continue to seek replacement tenants. Our vacancy rate remained stable during the year ended December 31, 2010. This decrease was partially offset by rental revenue from the acquisition of 31 new properties subsequent to December 31, 2009. In addition, tenant reimbursement income decreased $5.1 million, or 27%, to $14.0 million for the year ended December 31, 2010, compared to $19.1 million for the year ended December 31, 2009. The decrease is primarily due to a decrease in certain operating expenses related to these properties that are subject to reimbursement by the tenant, primarily property tax expense incurred during year ended December 31, 2010.

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

Property Operating Expenses. Property operating expenses decreased $5.5 million, or 21%, to $20.3 million for the year ended December 31, 2010, compared to $25.8 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in bad debt expense of $2.3 million, as our occupancy rate remained stable during the year ended December 31, 2010, compared to a decrease in our occupancy rate during the year ended December 31, 2009 due primarily to certain tenant bankruptcies. In addition, property taxes decreased $3.2 million, as an increased number of tenants have elected to pay the respective property taxes directly. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, as amended, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, as determined by our board of directors. Additionally, we reimburse costs incurred by our advisor in providing asset management services, subject to certain limitations, as set forth in the advisory agreement. Pursuant to the property management agreement with our property manager, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We reimburse Cole Realty Advisors’ costs of managing and leasing the properties, subject to certain limitations as set forth in the property management agreement.

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

Portfolio Information

Real Estate Portfolio

As of December 31, 2011, we directly owned 753 properties located in 45 states and the U.S. Virgin Islands, the gross rentable space of which was 96% leased with an average lease term remaining of 10.4 years. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.

As of December 31, 2011, our five highest tenant concentrations, based on gross annualized rental revenue, were as follows:

Tenant	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Walgreens - drug store	59	854,071	$19,900	8%
Church’s Chicken - restaurant	1	244,231	13,210	5%
Academy Sports - sporting goods	9	1,955,411	12,848	5%
Circle K - convenience store	83	250,580	11,550	5%
CVS - drug store	37	412,496	9,408	4%

	189	3,716,789	$66,916	27%

(1)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2011, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

Industry	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Specialty retail	196	4,640,088	$42,721	17%
Drugstore	128	1,690,979	38,568	15%
Restaurant	119	950,700	36,486	14%
Sporting goods	17	2,278,621	17,010	7%
Home improvement	13	1,616,529	13,131	5%

	473	11,176,917	$147,916	58%

(1)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2011, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

Location	Total Number of Properties	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue (in thousands)	Percentage of 2011 Gross Annualized Rental Revenue
Texas	166	3,651,613	$40,054	16%
Florida	23	2,088,910	24,780	10%
Illinois	63	1,130,770	19,593	8%
Georgia	23	1,743,090	18,580	7%
Ohio	64	666,985	13,293	5%

	339	9,281,368	$116,300	46%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Mortgage Notes Receivable Portfolio

As of December 31, 2011, we owned two portfolios of mortgage notes receivable with a balance of $76.7 million consisting of 69 mortgage notes receivable, secured by 43 restaurant properties and 26 retail properties with a weighted average maturity of 8.70 years.

Investment in Unconsolidated Joint Venture

As of December 31, 2011, we owned a majority indirect interest in an 386,000 square foot multi-tenant retail building in Independence, Missouri with a net investment balance of $22.3 million.

Funds From Operations and Modified Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. On October 31, 2011, NAREIT issued revised guidance on FFO that indicated that all companies should exclude impairment write-downs of depreciable real estate assets when computing FFO. As a result, the Company has changed its presentation of FFO to exclude real estate impairment charges for all periods presented. FFO excludes items such as real estate depreciation and amortization, real estate impairment charges and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting method alone is insufficient. FFO also excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. In addition, FFO excludes real estate impairment charges on depreciable real estate, which are required to be expensed in accordance with GAAP. Impairment charges are items that management does not include in its evaluation of the historical operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. We compute FFO in accordance with NAREIT’s definition.

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

For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO should not be considered as an alternative to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

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

Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2011, 2010 and 2009 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Year Ended December 31,
	2011	2010	2009
NET INCOME	$53,809	$30,430	$22,406
Depreciation of real estate assets	59,782	56,615	56,122
Amortization of lease related costs	28,464	28,547	34,628
Depreciation and amortization of real estate assets in unconsolidated joint ventures	1,331	2,347	2,655
Impairment of real estate assets	—	4,500	13,500
Gain on sale of unconsolidated joint venture interest	(5,162)	—	—
(Gain) loss on condemnation of assets	(92)	—	139

Funds from operations (FFO)	138,132	122,439	129,450
Acquisition related expenses	3,021	3,441	3,241

Modified funds from operations (MFFO)	$141,153	$125,880	$132,691

Set forth below is additional information that may be helpful in assessing our operating results:

•

During year ended December 31, 2011, we sold all of our CMBS bonds for $82.1 million, and realized a gain on the sale of $15.6 million, of which $14.7 million had previously been recorded in other comprehensive income. No sales of CMBS bonds occurred during the year ended December 31, 2010.

•

In order to recognize rental income on a straight-line basis over the terms of the respective leases, we recognized additional rental income by straight-lining rental revenue of $11.0 million, $11.8 million and $10.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $21,000, $48,000 and $123,000 for the years ended December 31, 2011, 2010 and 2009, respectively, is included in equity in income of unconsolidated joint ventures on the consolidated statements of operations.

•

Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $9.1 million, $8.4 million and $7.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $135,000, $601,000 and $766,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in equity in income of unconsolidated joint ventures on the consolidated statements of operations.

Distributions

On August 9, 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2011 and ending on December 31, 2011. In addition, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on June 30, 2012.

During the years ended December 31, 2011 and 2010, we paid distributions of $131.0 million and $129.3 million, including $59.7 million and $61.4 million, respectively, through the issuance of shares pursuant to our DRIP Offering. Our 2011 distributions were funded by net cash provided by operating activities of $114.4 million, return of capital from unconsolidated joint ventures of $2.3 million, proceeds from the DRIP Offering of $3.0 and a portion of the net proceeds from the sale of marketable securities of $11.3 million. Our 2010 distributions were funded by net cash provided by operating activities of $105.6 million, return of capital from unconsolidated joint ventures of $1.6 million, proceeds from the DRIP Offering of $3.4 million, and borrowings of $18.7 million. Net cash provided by operating activities for the years ended December 31, 2011 and 2010, reflects a reduction for real estate acquisition related expenses incurred and expensed of $3.0 million and $3.4 million, respectively. We treat our acquisition related expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2011 and 2010, respectively, have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.

Share Redemptions

Our share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. On November 10, 2009, our board of directors voted to temporarily suspend our share redemption program other than for requests made upon the death of a stockholder. Effective August 1, 2010 our board of directors reinstated our share redemption program and adopted several amendments to the program. In particular, during any calendar year, we will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to our DRIP Offering. In addition, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds we receive from the sale of shares, during such quarter, under from DRIP Offering.

Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the most recently disclosed Estimated Share Value. As of December 31, 2011, the Estimated Share Value was $9.35 per share, as determined by the board of directors on July 27, 2011. During the year ended December 31, 2011 we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 20.4 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 6.2 million shares were redeemed for $55.2 million at an average price of $8.90 per share, of which approximately 1.6 million shares were redeemed subsequent to December 31, 2011. The remaining redemption requests relating to approximately 14.2 million shares went unfulfilled including those requests unfulfilled and resubmitted from a previous period. Requests for redemptions that are not fulfilled in a period may be resubmitted by stockholders in a subsequent period. Unfulfilled requests for redemptions are not carried over automatically to subsequent redemption periods. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Current Report on Form 8-K filed on November 18, 2011. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program.

Liquidity and Capital Resources

General

Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to and redemptions by our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and on our cash balances and by distributions from our unconsolidated joint ventures. We expect to utilize the available cash from issuance of shares under the DRIP Offering, available borrowings on our Credit Facility and possible additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.

As of December 31, 2011, we had cash and cash equivalents of $53.2 million and available borrowings of $56.4 million under our Credit Facility. Additionally, as of December 31, 2011, we had unencumbered properties with a gross book value of $948.0 million, including $632.6 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”) that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrow base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations and borrowings from our Credit Facility. As of December 31, 2011, we had a total of $134.8 million of Fixed Rate Debt maturing within the next 12 months. Of the $134.8 million of debt maturing in the next 12 months, $77.0 million contains extension options. In addition, $43.9 million of the $134.8 million includes hyper-amortization provisions that would allow us to extend the maturity date by 25 years and would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. If we are unable to extend, finance, or refinance the amounts maturing of $134.8 million, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility, under which $56.4 million was available as of December 31, 2011, borrowings on our unencumbered properties, proceeds from our DRIP Offering, and/or the strategic sale of real estate and related assets. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and the amount of available borrowings on our Credit Facility.

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

We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering, cash advanced to us by our advisor, borrowing on our Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower.

We expect that substantially all net cash resulting from the DRIP Offering or debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and redemption of shares from our stockholders.

As of December 31, 2011, we had received and accepted subscriptions for approximately 225.1 million shares of common stock in the Offerings for gross proceeds of $2.2 billion. As of December 31, 2011, we had redeemed a total of approximately 14.9 million shares of common stock for a cost of $134.8 million. Redemption requests relating to approximately 14.2 million shares that were received during the year ended December 31, 2011 went unfulfilled.

As of December 31, 2011, we had $1.8 billion of debt outstanding, consisting of (1) $1.5 billion of Fixed Rate Debt, which includes $122.3 million of variable rate debt swapped to fixed rates, (2) $4.3 million in Variable Rate Debt and (3) $293.1 million outstanding under the Credit Facility. The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.84%, and various maturity dates ranging from February 2012 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. As of December 31, 2011, the interest rate in effect for Revolving Loans under the Credit Facility was 3.78% and the Term Loan was fixed at a rate of 4.94% per annum based on our overall leverage levels. The ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2011, was 51% and the weighted average years to maturity was 4.3 years.

Our contractual obligations as of December 31, 2011 were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by period (1) (2) (3)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal payments - fixed rate debt (4)	$1,480,509	$134,823	$305,901	$917,295	$122,490
Interest payments - fixed rate debt (5)	403,592	84,074	228,400	82,405	8,713
Principal payments - variable rate debt	4,250	—	4,250	—	—
Interest payments - variable rate debt (6)	353	129	224	—	—
Principal payments - credit facility	293,111	—	293,111	—	—
Interest payments - credit facility (5) (7)	25,262	12,860	12,402	—	—

Total	$2,207,077	$231,886	$844,288	$999,700	$131,203

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)	Principal paydown amounts are included in payments due by period.
(3)

The table above does not include loan amounts associated with the unconsolidated joint venture, with a face amount totaling $34.1 million which matures in October 2012, as this loan is non-recourse to us.

(4)

Principal payment amounts reflect actual payments based on face amount of notes payable. As of December 31, 2011, the fair value adjustment, net of amortization, of mortgage notes assumed was $10.3 million.

(5)	As of December 31, 2011, we had $233.4 million of Variable Rate Debt and credit facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.
(6)	A rate of 3.05% was used to calculate the variable rate debt payment obligations in future periods. This was the rate effective as of December 31, 2011.
(7)

Payment obligations for the Term Loan and the Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 3.78%, respectively, in effect as of December 31, 2011.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Operating Activities. Net cash provided by operating activities increased $8.8 million, or 8%, to $114.4 million for the year ended December 31, 2011, compared to $105.6 million for the year ended December 31, 2010. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization, accretion, and impairment of $25.7 million, combined with an increase in the change in accounts payable and accrued expenses of $4.8 million for the year ended December 31, 2011 compared to December 31, 2010. These increases were offset by a gain on the sale of marketable securities of $15.6 million and a gain on the sale of a joint venture interest of $5.2 million for the year ended December 31, 2011. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased $91.9 million, or 83%, to $18.3 million for the year ended December 31, 2011 compared to $110.2 million for the year ended December 31, 2010. The decrease was primarily related to proceeds of $82.1 million received from the sale of marketable securities, combined with net proceeds of $18.8 million received from the sale of our interests in an unconsolidated joint venture during the year ended December 31, 2011. No such sales occurred during the year ended December 31, 2010. The increase from sale proceeds was partially offset by an increase in the acquisition of real estate and related assets of $5.8 million combined with an increase in restricted cash of $4.7 million during the year ended December 31, 2011.

Financing Activities. Net cash used in financing activities increased $110.7 million to $88.7 million for the year ended December 31, 2011, compared to net cash provided by financing activities of $22.0 million for the year ended December 31, 2010. The increase in cash used was primarily due to a decrease in proceeds from mortgage notes payable, the Credit Facility and our Repurchase Agreement of $197.5 million combined with an increase in cash used for the redemptions of common stock of $31.0 million during the year ended December 31, 2011 compared to December 31, 2010. These amounts were partially offset by a decrease of $117.5 million in outstanding amounts repaid under the mortgage notes payable, the Credit Facility and our Repurchase Agreement for the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements in this Annual Report on Form 10-K. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 13 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees, real estate commissions, and reimbursement of certain operating costs. See Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of Cole Advisors II act as sponsor, general partner or advisor to various private real estate limited partnerships and other real estate-related programs, including CCPT, CCPT III, CCPT IV, CCIT and Cole Income NAV Strategy. As such, there are conflicts of interest where Cole Advisors II or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for other real estate programs sponsored by Cole Real Estate Investments, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors II and these other real estate programs sponsored by Cole Real Estate Investments could influence the advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.

Subsequent Events

Certain events occurred subsequent to December 31, 2011 through the filing date of this Annual Report on Form 10-K. Refer to Note 21 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. Such events include:

•	Issuance of shares of common stock through the DRIP Offering;

•	Redemption of shares of common stock; and

•	Borrowings and repayment of notes payable and the Credit Facility.

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet adopted by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no material off-balance sheet arrangements that had or are reasonably possible to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

As of December 31, 2011, $186.3 million of the $1.8 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. Revolving Loans under the Credit Facility bore interest at LIBOR plus 350 basis points. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of December 31, 2011, an increase of 50 basis points in interest rates would result in a change in interest expense of $930,000 per year, assuming all of our derivatives remain effective hedges.

As of December 31, 2011, we had six interest rate swap agreements outstanding, which mature on various dates from June 2012 through March 2016, with an aggregate notional amount of $233.4 million and an aggregate net fair value of ($3.6) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of December 31, 2011, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $2.0 million. These interest rate swaps were designated as hedging instruments.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of Cole Credit Property Trust II Inc.’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that Cole Credit Property Trust II Inc.’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Credit Property Trust II, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust II, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 29, 2012

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$863,257	$833,833
Buildings and improvements, less accumulated depreciation of $238,688 and $178,906, respectively	1,959,922	1,943,307
Real estate assets under direct financing leases, less unearned income of $13,342 and $15,284, respectively	35,999	36,946
Acquired intangible lease assets, less accumulated amortization of $128,544 and $97,387, respectively	323,298	340,606

Total investment in real estate assets, net	3,182,476	3,154,692
Investment in mortgage notes receivable, net	76,745	79,778

Total investment in real estate and mortgage assets, net	3,259,221	3,234,470
Cash and cash equivalents	53,205	45,791
Restricted cash	11,811	8,345
Marketable securities pledged as collateral	—	81,995
Investment in unconsolidated joint ventures	22,334	38,324
Rents and tenant receivables, less allowance for doubtful accounts of $547 and $646, respectively	57,403	45,616
Prepaid expenses and other assets	3,739	3,866
Deferred financing costs, less accumulated amortization of $17,751 and $13,599, respectively	22,609	26,928

Total assets	$3,430,322	$3,485,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,767,591	$1,673,243
Repurchase agreement	—	54,312
Accounts payable and accrued expenses	16,100	15,597
Due to affiliates	1,069	1,496
Acquired below market lease intangibles, less accumulated amortization of $42,880 and $32,095, respectively	130,680	140,797
Distributions payable	11,157	11,097
Deferred rental income, derivative and other liabilities	17,530	16,181

Total liabilities	1,944,127	1,912,723

Commitments and contingencies
Redeemable common stock	14,482	12,237

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 210,151,692 and 209,317,346 shares issued and outstanding, respectively	2,101	2,093
Capital in excess of par value	1,882,971	1,878,118
Accumulated distributions in excess of earnings	(409,801)	(332,547)
Accumulated other comprehensive (loss) income	(3,558)	12,711

Total stockholders’ equity	1,471,713	1,560,375

Total liabilities and stockholders’ equity	$3,430,322	$3,485,335

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental and other property income	$251,499	$238,706	$240,303
Tenant reimbursement income	17,020	14,044	19,124
Earned income from direct financing leases	1,942	2,067	1,912
Interest income on mortgage notes receivable	6,425	6,661	6,867
Interest income on marketable securities	2,459	7,672	7,249

Total revenue	279,345	269,150	275,455

Expenses:
General and administrative expenses	7,943	6,989	7,020
Property operating expenses	22,743	20,294	25,821
Property and asset management expenses	16,987	16,447	14,904
Acquisition related expenses	3,021	3,441	3,241
Depreciation	59,782	56,615	56,122
Amortization	28,464	28,547	34,628
Impairment of real estate assets	—	4,500	13,500

Total operating expenses	138,940	136,833	155,236

Operating income	140,405	132,317	120,219

Other income (expense):
Equity in income of unconsolidated joint ventures	666	965	612
Interest and other income	175	125	572
Gain on sale of marketable securities	15,587	—	—
Gain on sale of unconsolidated joint venture interest	5,162	—	—
Interest expense	(108,186)	(102,977)	(98,997)

Total other expense	(86,596)	(101,887)	(97,813)

Net income	$53,809	$30,430	$22,406

Weighted average number of common shares outstanding:
Basic	209,693,707	207,198,078	202,686,670

Diluted	209,693,707	207,198,078	202,690,094

Net income per common share:
Basic and diluted	$0.26	$0.15	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2009	202,296,748	$2,023	$1,763,432	$(121,929)	$(28,550)	$1,614,976
Issuance of common stock	7,473,804	75	70,988	—	—	71,063
Distributions to investors	—	—	—	(133,957)	—	(133,957)
Other offering costs	—	—	(563)	—	—	(563)
Redemptions of common stock	(5,107,932)	(51)	(48,252)	—	—	(48,303)
Stock compensation expense	—	—	13	—	—	13
Changes in redeemable common stock	—	—	(22,714)	—	—	(22,714)
Comprehensive income:
Net income	—	—	—	22,406	—	22,406
Unrealized gain on marketable securities	—	—	—	—	19,072	19,072
Unrealized loss on interest rate swaps	—	—	—	—	(9)	(9)

Total comprehensive income						41,469

Balance, December 31, 2009	204,662,620	2,047	1,762,904	(233,480)	(9,487)	1,521,984
Issuance of common stock	7,037,054	70	61,307	—	—	61,377
Distributions to investors	—	—	—	(129,497)	—	(129,497)
Other offering costs	—	—	(9)	—	—	(9)
Redemptions of common stock	(2,382,328)	(24)	(21,614)	—	—	(21,638)
Stock compensation expense	—	—	7	—	—	7
Changes in redeemable common stock	—	—	75,523	—	—	75,523
Comprehensive income:
Net income	—	—	—	30,430	—	30,430
Unrealized gain on marketable securities	—	—	—	—	23,051	23,051
Unrealized loss on interest rate swaps	—	—	—	—	(853)	(853)

Total comprehensive income						52,628

Balance, December 31, 2010	209,317,346	2,093	1,878,118	(332,547)	12,711	1,560,375
Issuance of common stock	6,986,717	70	59,626	—	—	59,696
Distributions to investors	—	—	—	(131,063)	—	(131,063)
Redemptions of common stock	(6,152,371)	(62)	(52,528)	—	—	(52,590)
Changes in redeemable common stock	—	—	(2,245)	—	—	(2,245)
Comprehensive income:
Net income	—	—	—	53,809	—	53,809
Unrealized loss on marketable securities					(1,713)	(1,713)
Reclassification of previous unrealized gain on marketable securities into net income	—	—	—	—	(14,654)	(14,654)
Unrealized gain on interest rate swaps	—	—	—	—	98	98

Total comprehensive income						37,540

Balance, December 31, 2011	210,151,692	$2,101	$1,882,971	$(409,801)	$(3,558)	$1,471,713

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$53,809	$30,430	$22,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,782	56,615	56,122
Amortization of intangible lease assets and below market lease intangibles, net	21,976	20,695	22,606
Amortization of deferred financing costs	7,195	6,580	5,969
Amortization of premiums on mortgage notes receivable	705	687	671
Accretion of discount on marketable securities	(846)	(2,578)	(2,216)
Amortization of fair value adjustments of mortgage notes payable assumed	1,863	1,849	1,421
Bad debt expense (recovery)	87	(257)	1,993
Stock compensation expense	—	7	13
Impairment of real estate assets	—	4,500	13,500
Equity in income of unconsolidated joint ventures	(666)	(965)	(612)
Return on investment from unconsolidated joint ventures	711	1,285	2,957
Property condemnation and easement (gain) loss	(92)	—	139
Gain on sale of marketable securities	(15,587)	—	—
Gain on sale of unconsolidated joint venture interest	(5,162)	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(11,874)	(11,815)	(13,325)
Prepaid expenses and other assets	127	246	771
Accounts payable and accrued expenses	1,401	(3,436)	1,687
Due to affiliates, deferred rental income and other liabilities	1,020	1,784	2,770

Net cash provided by operating activities	114,449	105,627	116,872

Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(121,552)	(115,790)	(19,122)
Investment in marketable securities	—	—	(10,495)
Investment in unconsolidated joint ventures	—	—	(16,759)
Proceeds from sale of marketable securities	82,061	—	—
Net proceeds from sale of unconsolidated joint venture interest	18,769
Return of investment from unconsolidated joint ventures	2,338	1,562	—
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	3,275	2,825	1,823
Refund of property escrow deposits	1,340
Payment of property escrow deposits	(1,340)
Proceeds from condemnation and easement of assets	247	5	27
Change in restricted cash	(3,466)	1,191	(971)

Net cash used in investing activities	(18,328)	(110,207)	(45,497)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	46
Offering costs on issuance of common stock	—	(9)	(563)
Redemptions of common stock	(52,590)	(21,638)	(48,303)
Distributions to investors	(71,307)	(67,874)	(63,966)
Proceeds from notes payable, line of credit and repurchase agreement	247,796	445,312	105,242
Repayment of notes payable, line of credit and repurchase agreement	(209,623)	(327,079)	(137,325)
Refund of loan deposits	—	2,145	795
Payment of loan deposits	—	(2,145)	(770)
Escrowed investor proceeds liability	—	—	(18)
Deferred financing costs paid	(2,983)	(6,758)	(4,581)

Net cash (used in) provided by financing activities	(88,707)	21,954	(149,443)

Net increase (decrease) in cash and cash equivalents	7,414	17,374	(78,068)
Cash and cash equivalents, beginning of year	45,791	28,417	106,485

Cash and cash equivalents, end of year	$53,205	$45,791	$28,417

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP II.

As of December 31, 2011, the Company owned 753 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2011, the rentable space at these properties was 96% leased. As of December 31, 2011, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through an unconsolidated joint venture, the Company also had a non-controlling majority interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri as of December 31, 2011.

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

The Company terminated the Initial Offering on May 22, 2007. As of the close of business on May 22, 2007, the Company had issued a total of 54,838,315 shares in the Initial Offering, including 53,909,877 shares sold in the primary offering and 928,438 shares sold pursuant to the DRIP, resulting in gross offering proceeds to the Company of $547.4 million. At the completion of the Initial Offering, a total of 503,685 shares of common stock remained unsold, including 230,123 shares that remained unsold in the primary offering and 273,562 shares of common stock that remained unsold pursuant to the DRIP. Unsold shares in the Initial Offering were deregistered.

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

On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). On June 22, 2010, the Company’s board of directors amended the DRIP to provide that reinvestments of distributions made on or after July 15, 2010 will be made at a price equal to the most recent estimated per share value of the Company’s common stock as determined by the board of directors. The board of directors determined that the estimated value of the Company’s common stock, as of July 27, 2011, was $9.35 per share, which will be the price used for the purchase of shares pursuant to the DRIP until such time as the board provides a new share value estimate. As of December 31, 2011, the Company had issued 22,777,603 shares of common stock in the DRIP Offering, resulting in gross proceeds of $204.2 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, the Company had aggregate gross proceeds from the Offerings of $2.2 billion (including shares sold pursuant to the DRIP) as of December 31, 2011, before offering costs, selling commissions, and dealer manager fees of $188.3 million and before share redemptions of $134.8 million.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believes listing would be in the best interest of its stockholders. The Company disclosed in its prospectus a targeted liquidity event by May 22, 2017 and in the event it does not obtain listing prior to such date, its charter requires that it either (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation. If neither proposal is approved, the Company may continue to operate as before. On June 28, 2011, the Company disclosed that its sponsor, Cole Real Estate Investments, is actively exploring options to successfully exit the Company’s portfolio, and that the potential exit strategies it is evaluating include, but are not limited to, a sale of the portfolio or a listing of the stock on a public stock exchange. Such targeted date has not yet occurred, and the Company has not finalized a plan or had a liquidity event.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is or is not the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.

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

In addition, the Company evaluates its investments in marketable securities to determine if they qualify as VIEs. As of December 31, 2011, the Company did not own any marketable securities. As of December 31, 2010, the Company determined that its investments in marketable securities were VIEs, of which the Company was not the primary beneficiary because it did not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments did not exceed their aggregate carrying value of $82.0 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in and Valuation of Real Estate and Related Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

The Company continually monitors certain properties for which it has identified impairment indicators. As of December 31, 2011, the Company had seven properties with an aggregate book value of $53.8 million for which it had assessed the recoverability of the carrying values. For each of these properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying value as of December 31, 2011. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying value. No impairment losses were recorded during the year ended December 31, 2011. During the year ended December 31, 2010, the Company identified one property with impairment indicators for which the undiscounted future cash flows expected from the use of the respective real estate and related assets and eventual disposition was less than the carrying value. As a result, the Company reduced the carrying values of both the real estate and related assets to their estimated fair values by recognizing an impairment loss of $4.5 million.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of December 31, 2011 or 2010.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing market information.

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase of rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not a tenant will execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease is terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values opportunity costs, which are determined using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease are capitalized as intangible lease assets and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease are expensed.

The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financings with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the respective note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.

Investment in Direct Financing Leases

For real estate property leases classified as direct financing leases, the building portion of the leases are accounted for as direct financing leases, while the land portion is accounted for as operating leases. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease to determine collectability primarily through the evaluation of payment history. There were no amounts past due as of December 31, 2011 or 2010. The Company has not provided for an allowance of doubtful accounts based on the grouping of direct financing leases because the Company believes the characteristics of each direct financing lease are not sufficiently similar to allow an evaluation as a group for a possible allowance. As such, all of the Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period. There were no impairment losses or allowances recorded related to direct financing leases during the years ended December 31, 2011, 2010 and 2009.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Mortgage Notes Receivable

Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due as of December 31, 2011 or 2010. The Company does not provide for an allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow for an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for the purpose of determining if an allowance is needed. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on a performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses or allowances were recorded related to mortgage notes receivable for the years ended December 31, 2011, 2010 and 2009.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash

The restricted cash balance of $11.8 million and $8.3 million as of December 31, 2011 and December 31, 2010, respectively, included amounts held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement.

Investment in Marketable Securities

Investments in marketable securities consist of investments in commercial mortgage backed securities (“CMBS”). The Company classifies its investments in real estate securities as “trading,” “available-for-sale” or “held-to-maturity.” The Company may sell investment securities as a part of its overall investment strategy and accordingly CMBS are typically designated as available-for-sale. Investments classified as available-for-sale are carried at an estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. The Company determines estimates of fair values by utilizing quoted market prices from third party trading desks. If the Company is unable to obtain quotes from third parties or if it believes quotes received are inaccurate, the Company will estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

The Company monitors available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization and accretion of premiums and discounts on securities available-for-sale are recognized in interest income on marketable securities over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of December 31, 2011 consisted of the Company’s non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri. As of December 31, 2010, the Company’s investment in unconsolidated joint ventures also consisted of a non-controlling majority interest in a joint venture that owned and operated a ten-property storage facility portfolio, which was sold on September 30, 2011, as discussed in Note 5 to these consolidated financial statements. Consolidation of these investments is not required as the entities do not qualify as variable interest entities and do not meet the requirements for consolidation, as defined by GAAP. Both the Company and the joint venture partner must approve decisions about the entity’s activities that significantly influence the economic performance of the entity. As of December 31, 2011, the aggregate carrying value of assets held within the unconsolidated joint venture were $59.3 million and the face value of the non-recourse mortgage note payable was $34.1 million. As of December 31, 2010, the aggregate carrying value of assets held within the unconsolidated joint ventures was $148.6 million and the face value of the non-recourse mortgage notes payable was $111.6 million.

The Company accounts for unconsolidated joint ventures using the equity method of accounting. The equity method of accounting requires investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company evaluates the carrying amount of its investments for impairment which requires the unconsolidated joint ventures to be evaluated for potential impairment if the carrying amount of the investment exceeds its estimated fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to the unconsolidated joint ventures for the years ended December 31, 2011, 2010 or 2009. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily includes expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Derivative Instruments and Hedging Activities

The Company accounts and reports for its derivative instruments, including certain derivative instruments embedded in other contracts at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2011, 2010 and 2009, was $7.2 million, $6.6 million and $6.0 million, respectively, and was recorded in interest expense in the consolidated statements of operations.

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

Income Taxes

The Company qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of federally insured levels totaling $31.5 million; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

No single tenant accounted for greater than 10% of the Company’s gross annualized rental revenues for the year ended December 31, 2011. Tenants in the specialty retail, drugstore and restaurant industries comprised 17%, 15% and 14%, respectively, of the Company’s 2011 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2011, 166 of the Company’s properties were located in Texas and 23 were located in Florida, accounting for 16% and 10% of the Company’s 2011 gross annualized rental revenues, respectively.

Offering and Related Costs

Cole Advisors II funds all of the organization and offering costs on the Company’s behalf and is reimbursed for such costs up to 1.5% of gross proceeds from the Offerings, excluding selling commissions and the dealer-manager fee. No amounts were incurred by Cole Advisors II for organization and offering costs during the year ended December 31, 2011 and 2010 on behalf of the Company. During the year ended December 31, 2009, Cole Advisors II incurred organization and offering costs of $525,000 on behalf of the Company, all of which was reimbursed by the Company. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2%, respectively.

Due to Affiliates

As of December 31, 2011, $1.1 million was due to Cole Advisors II and its affiliates primarily related to asset management fees and the reimbursement of general and administrative, property and asset management expenses incurred. As of December 31, 2010, the amount due to affiliates consisted of $1.5 million due to Cole Advisors II and its affiliates primarily related to property and asset management fees, and the reimbursement of general and administrative, property and asset management expenses incurred.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stockholders’ Equity

As of each of the years ended December 31, 2011 and 2010, the Company was authorized to issue 240,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval. The par value of investor proceeds raised from the Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.

Redeemable Common Stock

The Company has adopted a share redemption program that permits its stockholders to sell their shares, which is subject to the limitations discussed in Note 17 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par.

As of December 31, 2011 and December 31, 2010, the quarterly redemption limit was less than the proceeds received from the sale of shares during the DRIP Offering, resulting in the Company recording one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year at a price of $9.35 and $8.05, respectively, as redeemable common stock on the consolidated balance sheet.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of all potentially dilutive share equivalents, including the outstanding independent directors’ stock options discussed in Note 16 to these consolidated financial statements.

Stock Options

GAAP requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the 2004 Independent Directors Stock Option Plan (“IDSOP”), based on estimated fair values. As of December 31, 2011 and 2010, there were 45,000 stock options outstanding under the IDSOP at a weighted average exercise price of $9.12 per share.

Reportable Segments

The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate including retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics; therefore, the Company’s properties are aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2011, 2010 and 2009.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to the Company’s DRIP, distributions are reinvested in shares of the Company’s common stock at a price equal to the most recent estimated per share value of the Company’s common stock as determined by its board of directors (the “Estimated Share Value”). The Company’s board of directors determined that the Estimated Share Value, as of July 27, 2011, was $9.35 per share, which was an increase from the previous share value of $8.05.

On August 9, 2011, the Company’s board of directors declared a daily distribution of $0.001712523 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2011 and ending on December 31, 2011. As of December 31, 2011, the Company had distributions payable of $11.2 million. The distributions were paid in January 2012, of which $5.0 million was reinvested in shares through the DRIP.

Repurchase Agreement

In certain circumstances the Company has obtained financing through a repurchase agreement. The Company evaluates the initial transfer of a financial instrument and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing, and accordingly, both the securities and related repurchase agreement payable are recorded separately in the consolidated balance sheet. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 was effective for the Company beginning on January 1, 2011, and its provisions were applied to the pro forma information presented in Note 5. The adoption of ASU 2010-29 has not had a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. ASU 2011-05 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value in GAAP and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the year ended December 31, 2011, there were no real estate assets measured at fair value on a non-recurring basis. A summary of the Company’s real estate assets measured at fair value on a non-recurring basis during the year ended December 31, 2010 is as follows (in thousands):

Description:	Re-measured Balance	Fair Value Measurement of Reporting Data Using			Total Losses
		Level 1	Level 2	Level 3
Investment in real estate assets	$3,523	$—	$—	$3,523	$4,500

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of December 31, 2011 and December 31, 2010. The estimated fair value of these notes was $85.3 million and $83.9 million as of December 31, 2011 and December 31, 2010, respectively, as compared to the carrying values of $76.7 million and $79.8 million as of December 31, 2011 and 2010, respectively.

Notes payable, line of credit and repurchase agreement – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2011 and December 31, 2010. The estimated fair value of the notes payable, line of credit and repurchase agreement was $1.8 billion and $1.7 billion as of December 31, 2011 and December 31, 2010, respectively, which was equal to the carrying value as of such dates.

Marketable securities – As of December 31, 2011, the Company did not own any marketable securities. As of December 31, 2010, the Company owned six marketable securities. The Company’s marketable securities, including those pledged as collateral, are carried at fair value and are valued using Level 3 inputs. The Company primarily uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such bonds, where available, for similar CMBS tranches that actively participate in the CMBS market, adjusted for industry benchmarks, such as the CMBX Index, where applicable. Market conditions, such as interest rates, liquidity, trading activity and credit spreads, may cause significant variability to the received quotes. If the Company is unable to obtain quotes from third parties or if the Company believes quotes received are inaccurate, the Company would estimate fair value using internal models that primarily consider the CMBX Index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to estimate fair value, could result in a significant increase or decrease in the recorded amount of the securities. No marketable securities were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If the Company acquires additional marketable securities and if there continues to be significant disruptions to the financial markets, the Company’s estimates of fair value may have significant volatility.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Interest rate swaps	$3,558	$—	$3,558	$—

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$81,995	$—	$—	$81,995

Liabilities:
Interest rate swaps	$3,656	$—	$3,656	$—

The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$81,995	$56,366
Total gains or losses
Realized gain included in earnings	15,587	—
Reclassification of previous unrealized gain out of other comprehensive income	(14,654)	—
Unrealized (loss) gain included in other comprehensive income	(1,713)	23,051
Purchases, issuances, settlements, sales and accretion
Purchases	—	—
Issuances	—	—
Settlements	(82,061)	—
Accretion of discount included in earnings	846	2,578

Balance at end of period	$—	$81,995

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES

The components of investment in direct financing leases as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011	December 31, 2010
Minimum lease payments receivable	$21,487	$24,376
Estimated residual value of leased assets	27,854	27,854
Unearned income	(13,342)	(15,284)

Total	$35,999	$36,946

A summary of minimum future lease payments, exclusive of any renewals, under the non-cancelable direct financing leases as of December 31, 2011 is as follows (in thousands):

Amount
Year Ended December 31,
2012	$2,921
2013	2,932
2014	2,782
2015	2,403
2016	2,019
Thereafter	8,430

Total	$21,487

NOTE 5 — REAL ESTATE ACQUISITIONS

2011 Property Acquisitions

During the year ended December 31, 2011, the Company acquired a 100% interest in 28 commercial properties for an aggregate purchase price of $100.7 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with a combination of proceeds from the DRIP Offering, cash flows from operations and net proceeds from borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2011
Land	$29,570
Building and improvements	57,405
Acquired in-place leases	14,139
Acquired above-market leases	835
Acquired below-market leases	(1,232)

Total purchase price	$100,717

The Company recorded revenue for the year ended December 31, 2011 of $6.0 million, and net income for the year ended December 31, 2011 of $1.0 million related to the 2011 Acquisitions. In addition, the Company expensed $3.0 million of acquisition costs for the year ended December 31, 2011.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2011 Acquisitions were completed on January 1, 2010 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011	December 31, 2010
Pro Forma Basis (unaudited):
Revenue	$283,515	$279,310
Net income	$57,506	$32,261

The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $3.0 million of acquisition costs related to the 2011 Acquisitions. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2010.

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2010, nor does it purport to represent the results of future operations.

2011 Other Investment in Real Estate

During the year ended December 31, 2011, the Company paid a tenant improvement allowance of $12.0 million for an expansion and improvements to an existing property, including the conversion of an existing warehouse into office space and the construction of a parking area, for which the Company will receive additional rents. Such costs were capitalized to buildings and improvements and will be depreciated over their estimated useful life.

2011 Disposition

On September 30, 2011, the Company sold 100% of its interest in an unconsolidated joint venture that owned and operated ten self-storage properties located in Arizona for gross cash proceeds of $19.1 million from which the Company paid $300,000 in real estate commissions and selling costs, resulting in net proceeds of $18.8 million. The Company recorded a gain on the sale of $5.2 million.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company recorded revenue for the year ended December 31, 2010 of $2.5 million, and a net loss for the year ended December 31, 2010 of $2.3 million, related to the 2010 Acquisitions. In addition, the Company expensed $3.4 million of acquisition costs for the year ended December 31, 2010.

NOTE 6 — ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2011	2010
Acquired in place leases, net of accumulated amortization of $111,556 and $84,507 respectively (with a weighted average life of 11.1 and 12.3 years, respectively).	$277,764	$291,048
Acquired above market leases, net of accumulated amortization of $16,988 and $12,880 respectively (with a weighted average life of 11.4 and 12.6 years, respectively).	45,534	49,558

	$323,298	$340,606

Amortization expense recorded on the intangible lease assets, for the years ended December 31, 2011, 2010 and 2009, was $33.4 million, $33.2 million and $40.0 million, respectively.

Estimated amortization expense to be recorded on the intangible lease assets as of December 31, 2011 for the five succeeding years is as follows (in thousands):

	Amortization
Year ended December 31,	Leases In-Place	Above Market Leases
2012	$27,721	$4,368
2013	$26,808	$4,280
2014	$26,212	$4,242
2015	$25,117	$4,175
2016	$23,260	$3,827

NOTE 7 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

As of December 31, 2011, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of December 31, 2011, the Mortgage Notes balance of $76.7 million consisted of the face amount of the Mortgage Notes of $70.6 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.8 million. As of December 31, 2010, the Mortgage Notes balance of $79.8 million consisted of the face amount of the Mortgage Notes of $73.0 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.1 million. The premium and acquisition costs are amortized into interest income over the term of each of the Mortgage Notes using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.88%. There were no amounts past due as of December 31, 2011 or 2010.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses or allowances were recorded related to the Mortgage Notes for the years ended December 31, 2011, 2010 and 2009.

NOTE 8 — MARKETABLE SECURITIES

During the year ended December 31, 2011, the Company sold all of its CMBS bonds for total proceeds of $82.1 million, and realized a gain on the sale of $15.6 million, of which $14.7 million had previously been recorded in other comprehensive income. Prior to the sale, the securities were pledged as collateral under a repurchase agreement (the “Repurchase Agreement”), as discussed in Note 10 to these consolidated financial statements. The following provides the activity for the CMBS bonds during the year ended December 31, 2011 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2011	$65,628	$16,367	$81,995
Accretion of discounts on marketable securities	846	—	846
Decrease in fair value of marketable securities	—	(1,713)	(1,713)
Decrease due to sale of marketable securities	(66,474)	(14,654)	(81,128)

Marketable securities as of December 31, 2011	$—	$—	$—

Each of the CMBS bonds were in an unrealized gain position as of December 31, 2010.

NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The table below summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Asset
	Balance Sheet Location	Notional Amount	Interest Rate	Effective Date	Maturity Date	December 31, 2011	December 31, 2010 (1)
Derivatives not designated as hedging instruments
Interest Rate Cap	Prepaid expenses and other assets	$36,000	7.0%	8/5/2008	8/5/2010	$—	$—
Interest Rate Cap	Prepaid expenses and other assets	34,000	7.0%	10/1/2008	9/1/2010	—	—

		$70,000				$—	$—

(1)	The interest rate caps matured during the year ended December 31, 2010.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

							Fair Value of Liability
	Balance Sheet Location	Notional Amount	Interest Rate		Effective Date	Maturity Date	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest Rate Swap	Deferred rent, derivative and other liabilities	$32,000	6.2%		11/4/2008	10/31/2012	$(869)	$(1,767)
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	5.6%		12/10/2008	9/26/2011	—	(571)
Interest Rate Swap	Deferred rent, derivative and other liabilities	14,913	6.2%		6/12/2009	6/11/2012	(172)	(531)
Interest Rate Swap	Deferred rent, derivative and other liabilities	7,104	5.8%		2/20/2009	3/1/2016	(497)	(210)
Interest Rate Swap	Deferred rent, derivative and other liabilities	30,000	6.0%		11/24/2009	10/16/2012	(310)	(577)
Interest Rate Swap	Deferred rent, derivative and other liabilities	111,111	4.9	%(1)	2/28/2011	11/30/2013	(1,558)	—
Interest Rate Swap	Deferred rent, derivative and other liabilities	38,250	3.5%		9/26/2011	9/26/2014	(152)	—

		$271,628					$(3,558)	$(3,656)

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these consolidated financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of GAAP, are recorded as a gain or loss in earnings. The interest rate cap agreements were not designated as hedges.

The following tables summarize the unrealized and realized gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Year ended December 31, 2011	Year Ended December 31, 2010		Year Ended December 31, 2009
Interest Rate Caps	Interest expense	$—	$—	(1)	$—	(1)

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount of Gain (Loss) Recognized in Other
Derivatives in Cash Flow Hedging Relationships	Comprehensive Income on Derivative
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest Rate Swaps (2)	$98	$(853)	$(9)

(1)	The gain recognized on the rate cap was less than $1,000.
(2)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the years ended December 31, 2011 and 2010. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the years ended December 31, 2011 and 2010.

The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivatives in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of December 31, 2011 there have been no termination events or events of default related to the interest rate swaps.

NOTE 10 — NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT

As of December 31, 2011, the Company had $1.8 billion of debt outstanding, consisting of (1) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”), and (3) $293.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt was $2.5 billion as of December 31, 2011. Additionally, the aggregate balance of gross real estate assets that are part of the Credit Facility’s unencumbered borrowing base was $632.6 million. The combined weighted average interest rate was 5.57% and the weighted average years to maturity was 4.3 years as of December 31, 2011.

Notes Payable

The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.84%, and various maturity dates ranging from February 2012 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate related assets on which the debt was placed. During the year ended December 31, 2011, the Company repaid $100.6 million of fixed and variable rate debt, including monthly principal payments on amortizing loans. Additionally, during the year ended December 31, 2011, the Company refinanced a $42.5 million variable rate loan which matured in September 2011. The refinanced loan is interest only and bears interest at the one month LIBOR plus 275 basis points and matures in September 2014. Of the total $42.5 million loan amount, $38.3 million has been fixed at an interest rate of 3.52% pursuant to a swap agreement.

Generally, the Fixed Rate Debt may not be prepaid, in whole or in part, except under the following circumstances: (1) prepayment may be made subject to payment of a yield maintenance premium or through defeasance, (2) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (3) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. The interest rate during the hyper-amortization period shall be the fixed interest rate as stated on the respective mortgage note agreement plus 2.0%. The individual mortgage note maturity date, under the hyper-amortization provisions, will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to (1) all payments for escrow or reserve accounts, (2) payment of interest at the original fixed interest rate, (3) payments for the replacement reserve account, (4) any other amounts due in accordance with the mortgage note agreement other than any additional interest expense, (5) any operating expenses of the property pursuant to an approved annual budget, (6) any extraordinary expenses, (7) payments to be applied to the reduction of the principal balance of the mortgage note, and (8) any additional interest expense, which is not paid will be added to the principal balance of the mortgage note.

In general, the notes payable are non-recourse to the Company and Cole OP II, but both are liable for customary non-recourse carveouts. Certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company was in compliance with the financial covenants as of December 31, 2011.

Line of Credit

The Credit Facility provides for up to $350.0 million of unsecured borrowings and allows the Company to borrow up to $238.9 million in revolving loans and a $111.1 million term loan. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to $20.0 million may be used for “swingline” loans, which generally are loans of a minimum of $100,000 for which the borrower receives funding on the same day as its loan request, and which are repaid within five business days. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $450.0 million, with each increase being no less than $25.0 million. During the year ended December 31, 2011, the Credit Facility was increased from $315.0 million to $350.0 million. The Credit Facility matures on December 17, 2013.

Revolving loans under the Credit Facility bear interest at variable rates depending on the type of loan used. Eurodollar rate loans have variable rates which are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 275 to 400 basis points, determined by the leverage ratio of the Company in accordance with the agreement. Base rate committed loans have variable rates equal to the greater of (a) the Federal Funds Rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the Eurodollar Rate plus 1.0%; plus 175 to 300 basis points, determined by the leverage ratio of the Company in accordance with the agreement.

During the year ended December 31, 2011, the Company borrowed $237.1 million and repaid $44.0 million under the Credit Facility. As of December 31, 2011, the Company had $111.1 million outstanding under the term loan and an additional $182.0 million outstanding in revolving loans. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement between a certain property and that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the term loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of December 31, 2011. Revolving loans outstanding as of December 31, 2011 bore interest at 3.78%.

The Credit Facility contains customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and Variable Rate Debt. Based on the Company’s analysis and review of its results of operations and financial condition, as of December 31, 2011, the Company believes it was in compliance with the covenants of the Credit Facility.

Repurchase Agreement

During the year ended December 31, 2011, the Company borrowed $10.7 million under the Repurchase Agreement and repaid the total amount outstanding of $65.0 million under the Repurchase Agreement in connection with the sale of all of the Company’s CMBS bonds (refer to Note 8 of these consolidated financial statements). As of December 31, 2011, there were no amounts outstanding or available under the Repurchase Agreement.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

The following table summarizes the scheduled aggregate principal repayments, including principal repayments on amortizing debt, for the Fixed Rate Debt, Variable Rate Debt, Credit Facility and Repurchase Agreement for the five years and thereafter subsequent to December 31, 2011 (in thousands):

Year ended December 31,	Principal Repayments (1)
2012	$134,823
2013	298,627
2014	49,788
2015	254,847
2016	199,811
Thereafter	839,974

Total	$1,777,870

(1)	Principal payment amounts reflect actual payments based on face amount of notes payable. As of December 31, 2011, the fair value adjustment, net of amortization of mortgage notes assumed was $10.3 million.

NOTE 11 – ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following (in thousands):

	December 31,
	2011	2010
Acquired below-market leases, net of accumulated amortization of $42,880 and $32,095, respectively (with a weighted average life of 11.5 and 12.8 years, respectively)	$130,680	$140,797

During the years ended December 31, 2011, 2010 and 2009, $11.4 million, $12.5 million and $17.4 million, respectively, were recorded as an increase in net income resulting from the amortization of the intangible lease liability.

Estimated amortization of the intangible lease liability as of December 31, 2011 for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	Amortization of Below Market Leases
2012	$10,954
2013	$10,785
2014	$10,671
2015	$10,466
2016	$10,247

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	XXXXXX	XXXXXX	XXXXXX
	December 31,
	2011	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$11,157	$11,097	$10,851
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$—	$—	$87,821
Common stock issued through the DRIP Offering	$59,696	$61,377	$71,017
Net unrealized (loss) gain on marketable securities	$(1,713)	$23,051	$19,072
Reclassification of unrealized gain on marketable securities into net income	$14,654	$—	$—
Net unrealized gain (loss) on interest rate swaps	$98	$(853)	$(9)
Decrease in earnout liability	$—	$983	$1,482
Accrued capital expenditures	$—	$791	$905
Accrued deferred financing costs	$—	$107	$—
Supplemental Cash Flow Disclosures:
Interest paid	$98,939	$94,515	$90,628

During the year ended December 31, 2010, the Company substituted one property for two new properties under a master lease agreement with one of the Company’s tenants. The allocation of the non-cash consideration resulted in an increase to the Company’s depreciable assets and a decrease in the related land assets of $136,000. No gain or loss was recorded related to this transaction.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.

Offering

During the years ended December 31, 2011 and 2010 the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees or other organization and offering expenses related to the Offerings. During the year ended December 31, 2009, the Company reimbursed Cole Advisors II $525,000 for services provided by Cole Advisors II and its affiliates related to the Company’s Offerings.

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

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager, which is an affiliate of its advisor, up to (1) 2.0% of gross revenues received from the Company’s single tenant properties and (2) 4.0% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company will also reimburse Cole Realty Advisors’ costs of managing and leasing the properties.

The Company will reimburse Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Cole Advisors II for any amount by which its operating expenses (including the Asset Management Fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors find that a higher level of expense is justified for that year based on unusual and non-recurring factors. The Company will not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II receives acquisition fees and real estate commissions.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incurred the following fees and expense reimbursements for services provided by Cole Advisors II or its affiliates (in thousands):

	XXXXXX	XXXXXX	XXXXXX
	Year Ended December 31,
	2011	2010	2009
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$2,322	$2,239	$3,887
Asset management fees and expenses	$8,903	$8,485	$8,404
Property management and leasing fees and expenses	$7,710	$7,738	$5,664
Operating expenses	$1,496	$1,494	$906
Financing coordination fees	$2,326	$2,020	$2,095

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

During the year ended December 31, 2011, the Company incurred a Real Estate Commission of $382,000, for services provided by Cole Advisors II and its affiliates in connection with the sale of the Company’s interest in an unconsolidated joint venture.

Other

As of December 31, 2011 and 2010, $1.1 million and $1.5 million, respectively, had been incurred, primarily for property and asset management fees and expenses, and general and administrative expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated balance sheets.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN

The Company’s IDSOP authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the plan. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of December 31, 2011 and 2010, the Company had granted options to purchase 50,000 shares under the IDSOP and options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding. No shares were granted or exercised pursuant to the IDSOP for the years ended December 31, 2011 and 2010. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.

During the year ended December 31, 2011, the Company did not record any stock-based compensation charges, because all stock based compensation charges related to unvested share based compensation awards granted under the IDSOP had previously been recognized. During the years ended December 31, 2010, and 2009, the Company recorded stock-based compensation charges of $7,000 and $13,000, respectively. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.

As of December 31, 2011, all of the outstanding options were fully vested and had a weighted average contractual remaining life of 5.27 years and an intrinsic value of $10,000. As of December 31, 2010, all of the outstanding options were fully vested and had a weighted average contractual remaining life of 6.30 years; however the weighted average exercise price was greater than the Company’s Estimated Share Value, resulting in options having no intrinsic value.

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

NOTE 17 – STOCKHOLDERS’ EQUITY

Distribution Reinvestment Plan

Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at a price equal to the Estimated Share Value. No sales commissions or dealer manager fees are paid on shares sold under the DRIP. The Company may terminate or amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During each of the years ended December 31, 2011 and 2010, 7.0 million shares were purchased under the DRIP, for $59.7 million and $61.4 million, respectively.

Share Redemption Program

The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below. On November 10, 2009, the Board of Directors voted to temporarily suspend the share redemption program other than for requests made upon the death of a stockholder. On June 22, 2010, the board of directors reinstated the share redemption program, effective August 1, 2010.

During any calendar year, the Company will not redeem in excess of 3% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemption is limited to the proceeds from the sale of shares pursuant to the DRIP. In addition, the Company will redeem shares on a quarterly basis, at the rate of one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter will be limited to the net proceeds received from the sale of shares, during such quarter, under the DRIP.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The redemption price per share (other than for shares purchased pursuant to the DRIP) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date — 92.5% of the Estimated Share Value; after two years from the purchase date — 95.0% of the Estimated Share Value; after three years from the purchase date — 97.5% of the Estimated Share Value; and after four years from the purchase date — 100.0% of the Estimated Share Value. The redemption price for shares purchased pursuant to the DRIP will be 100% of the Estimated Share Value.

Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any quarter, based upon the limit on the number of shares and/or insufficient cash available, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemptions of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining redemption requests on a pro rata basis. Following such redemption period, the unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Company’s board of directors may amend, suspend or terminate the share redemption upon 30 days’ notice at any time.

The following table shows information regarding the Company’s share redemptions during the years ended December 31, 2011 and 2010. The information presented is based on the quarter in which the redemption request was received. Valid redemption requests include requests that were unfulfilled and resubmitted from a previous period.

	Valid Redemption Requests Received		Valid Redemption Requests Fulfilled (1)		Valid Redemption Requests Unfulfilled
	Shares		Shares	Dollars	Shares
Quarter Ended:
December 31, 2011	5,104	(2)	1,555	$14,427	3,549
September 30, 2011	5,801	(2)	1,537	$14,208	4,264
June 30, 2011	4,747	(2)	1,549	$14,261	3,198
March 31, 2011	4,787	(2)	1,553	$12,217	3,234

	Valid Redemption Requests Received		Valid Redemption Requests Fulfilled (1)		Valid Redemption Requests Unfulfilled

	Shares		Shares	Dollars	Shares
Quarter Ended:
December 31, 2010	4,157	(2)	1,514	$11,903	2,643
September 30, 2010	5,148	(2) (3)	1,238	$10,236	3,910
June 30, 2010	555	(3)	555	$5,529	—
March 31, 2010	301	(3)	301	$3,003	—

(1)	The Company generally redeems shares on the last business day of the month following the end of each fiscal quarter in which requests were received.
(2)	A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program in effect at such time.
(3)	The share redemption program was suspended on November 10, 2009. Subsequent to this date, and prior to the reinstatement of the program in August, 2010, valid redemption requests were only related to death of a stockholder.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 — INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis in their shares. The following table shows the character of the distributions the Company paid on a percentage basis during the years ended December 31, 2011, 2010 and 2009:

Character of Distributions:	2011	2010	2009
Ordinary dividends	36%	35%	39%
Nontaxable distributions	47%	65%	61%
Capital gain distributions	17%	—	—

Total	100%	100%	100%

As of December 31, 2011, the tax basis carrying value of the Company’s land and depreciable real estate assets was $3.2 billion. During the years ended December 31, 2011, 2010 and 2009, the Company had state and local income and franchise taxes of $1.3 million, $1.2 million and $1.1 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

NOTE 19 — OPERATING LEASES

The Company’s properties are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. As of December 31, 2011, the leases have remaining terms of up to 24 years with a weighted average remaining term of 10.4 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2011, is as follows (in thousands):

Year ended December 31,	Amount
2012	$250,786
2013	244,294
2014	239,143
2015	230,803
2016	215,241
Thereafter	1,441,371

Total	$2,621,638

NOTE 20 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each such periods.

	2011
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues	$69,815		$69,376		$69,271		$70,883
Operating income	35,229		33,729		35,002		36,445
Net income	16,735	(1)	14,927	(1)	12,952	(2)	9,195
Basic and diluted net income per common share	0.08		0.07		0.06		0.04
Distributions declared per common share	0.15		0.16		0.16		0.16

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2010
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Revenues	$66,654	$67,636		$66,984	$67,876
Operating income	34,155	29,376	(3)	34,085	34,701
Net income	9,027	3,740	(3)	8,387	9,276
Basic and diluted net income per common share	0.04	0.02		0.04	0.05
Distributions declared per common share	0.15	0.16		0.16	0.15

(1)	Net income for the first and second quarters of 2011 includes a gain on the sale of marketable securities of $7.9 million and $7.7 million, respectively.
(2)	Net income for the third quarter of 2011 includes a gain on the sale of an unconsolidated joint venture interest of $5.1 million.
(3)	Operating and net income for the second quarter of 2010 includes an impairment loss of $4.5 million related to one property.

NOTE 21 — SUBSEQUENT EVENTS

Issuance of shares of common stock through DRIP

As of March 29, 2012, the Company had raised $2.2 billion of gross proceeds through the issuance of approximately 226.6 million shares of its common stock in the Offerings (including shares sold pursuant to the DRIP). Shares issued subsequent to December 31, 2011 were issued pursuant to the DRIP Offering.

Redemption of Shares of Common Stock

Subsequent to December 31, 2011, the Company redeemed approximately 1.6 million shares for $14.4 million, in accordance with the share redemption program discussed in Note 17 to these consolidated financial statements.

Notes Payable

Subsequent to December 31, 2011, the Company repaid $4.1 million of fixed rate debt with proceeds from the DRIP Offering and borrowings from the Credit Facility. Subsequent to December 31, 2011 the Company borrowed $27.0 million under the Credit Facility and repaid $44.0 million. As of March 29, 2012, the Company had $276.1 million outstanding under the Credit Facility and $73.4 million available for borrowing.

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011

(in thousands)

	Balance at beginning of period	Charged to expenses	Deductions	Balance at end of period

Year Ended December 31, 2009 Allowance for doubtful accounts	$922	$1,993	$1,267	$1648
Year Ended December 31, 2010 Allowance for doubtful accounts	$1,648	$(257)	$745	$646
Year Ended December 31, 2011 Allowance for doubtful accounts	$646	$87	$186	$547

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
24 Hour Fitness:
Olathe, KS	4,817	1,090	5,353	—	6,443	601	8/24/07	2007
7500 Cottonwood Center:
Jenison, MI	—	1,079	4,023	75	5,177	538	3/30/07	1993
Aaron Rents:
Alamogordo, NM	(9)	273	619	—	892	54	9/15/08	2006
Anderson, SC	(9)	156	978	—	1,134	82	9/15/08	1992
Baton Rouge, LA	(9)	226	603	—	829	52	9/15/08	1999
Beeville, TX	(9)	80	808	—	888	69	9/15/08	2004
Calmut City, IL	(9)	277	992	—	1,269	88	9/15/08	1977
Charlotte, NC	(9)	272	424	—	696	37	9/15/08	1957
Chiefland, FL	(9)	380	651	—	1,031	60	9/15/08	2007
Clanton, AL	(9)	231	817	—	1,048	70	9/15/08	2007
Essex, MD	(9)	632	966	—	1,598	82	9/15/08	1988
Forrest City, AR	(9)	246	623	—	869	53	9/15/08	2002
Griffin, GA	(9)	483	599	—	1,082	53	9/15/08	2007
Grovetown, GA	(9)	220	799	—	1,019	69	9/15/08	2007
Harrisonville, MO	(9)	509	252	—	761	22	9/15/08	1996
Hartsville, SC	(9)	304	875	—	1,179	73	9/15/08	2007
Largo, FL	(9)	393	884	—	1,277	79	9/15/08	1999
Mansfield, TX	(9)	244	906	—	1,150	81	9/15/08	2007
Navasota, TX	(9)	121	866	—	987	76	9/15/08	2007
Okeechobee, FL	(9)	305	792	—	1,097	72	9/15/08	2006
Rensselaer, NY	(9)	699	1,337	—	2,036	121	9/15/08	1971
Rome, NY	(9)	387	1,050	—	1,437	95	9/15/08	1996
Sandersville, GA	(9)	153	856	—	1,009	73	9/15/08	2006
Shreveport, LA	(9)	267	569	—	836	51	9/15/08	2001
Wichita, KS	(9)	247	627	—	874	53	9/15/08	2005
Wilton, NY	(9)	2,693	3,577	—	6,270	326	9/15/08	1987
Mineral Wells, TX	(9)	263	587	—	850	26	4/16/10	2008
Sweetwater, TX	(9)	253	660	—	913	30	4/16/10	2006
ABX Air:
Coventry, RI	2,454	548	3,293	16	3,857	453	2/16/07	1998
Academy Sports:
Macon, GA	3,478	1,232	3,901	—	5,133	666	1/6/06	2005
Katy, TX	68,250	8,853	88,008	12,241	109,102	12,505	1/18/07	1976
Lufkin, TX	(9)	1,512	3,260	—	4,772	328	2/7/08	2003
Advance Auto:
Greenfield, IN	(9)	670	609	—	1,279	114	6/29/06	2003
Trenton, OH	(9)	333	651	—	984	122	6/29/06	2003
Columbia Heights, MN	1,038	549	1,071	—	1,620	176	7/6/06	2005

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Advance Auto (continued):
Fergus Falls, MN	722	187	911	(1)	1,097	155	7/6/06	2005
Holland Township, MI	1,231	647	1,134	—	1,781	194	07/12/06	2006
Holland, MI	1,193	614	1,118	—	1,732	191	07/12/06	2006
Zeeland, MI	1,057	430	1,109	—	1,539	190	07/12/06	2006
Grand Forks, ND	840	346	889	—	1,235	151	08/15/06	2005
Duluth, MN	860	284	1,050	—	1,334	169	09/08/06	2006
Grand Bay, AL	(9)	256	770	—	1,026	132	09/29/06	2005
Hurley, MS	(9)	171	811	—	982	138	09/29/06	2005
Rainsville, AL	(9)	383	823	—	1,206	139	09/29/06	2005
Ashland, KY	(9)	641	827	—	1,468	143	11/17/06	2006
Jackson, OH	(9)	449	755	—	1,204	132	11/17/06	2005
New Boston, OH	(9)	477	846	—	1,323	148	11/17/06	2005
Scottsburg, IN	(9)	264	844	—	1,108	146	11/17/06	2006
Maryland Heights, MO	(9)	736	896	—	1,632	150	01/12/07	2005
Charlotte, NC	(9)	435	905	—	1,340	25	12/22/10	2008
Irvington, NJ	(9)	1,078	924	—	2,002	28	12/22/10	2006
Midwest City, OK	(9)	248	1,222	—	1,470	33	12/22/10	2007
Penns Grove, NJ	(9)	402	907	—	1,309	27	12/22/10	2006
St. Francis, WI	(9)	394	1,065	—	1,459	29	12/22/10	2006
Willingboro, NJ	(9)	973	676	—	1,649	20	12/22/10	2007
Dunellen, NJ	(9)	1,054	1,242	—	2,296	37	12/22/10	2008
Allstate Insurance:							12/31/99
Cross Plains, WI	(9)	864	4,488	8	5,360	530	12/07/07	2007
Yuma, AZ	(9)	1,426	5,885	—	7,311	614	05/22/08	2008
American TV & Appliance:
Peoria, IL	6,298	2,028	8,172	—	10,200	1,179	10/23/06	2003
Applebee’s:
Albany, OR	1,929	808	1,836	—	2,644	232	04/26/07	2005
Augusta, GA	2,258	621	2,474	—	3,095	300	04/26/07	2005
Aurora (lliff), CO	1,884	1,324	1,258	—	2,582	151	04/26/07	1992
Aurora, CO	1,732	1,001	1,373	—	2,374	164	04/26/07	1998
Clovis, NM	1,924	512	2,125	—	2,637	254	04/26/07	2005
Colorado Springs, CO	1,288	781	985	—	1,766	119	04/26/07	1998
Columbus (Airport), GA	2,182	726	2,265	—	2,991	276	04/26/07	2006
Columbus (Gentian), GA	2,453	1,098	2,263	6	3,367	276	04/26/07	2005
Fountain, CO	1,876	747	1,825	—	2,572	220	04/26/07	2005
Gallup , NM	2,172	499	2,477	—	2,976	296	04/26/07	2004
Garden City, GA	1,817	803	1,688	—	2,491	205	04/26/07	1998
Grand Junction, CO	2,142	915	2,021	—	2,936	243	04/26/07	1995
Littleton, CO	1,566	1,491	656	—	2,147	80	04/26/07	1990
Longview, WA	2,479	969	2,429	4	3,402	302	04/26/07	2004
Loveland, CO	1,445	437	1,543	—	1,980	185	04/26/07	1997

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Applebee’s (continued):
Macon (Eisenhower), GA	1,711	785	1,561	—	2,346	190	04/26/07	1998
Macon (Riverside), GA	1,731	794	1,579	—	2,373	192	04/26/07	1998
Santa Fe, NM	2,787	1,637	2,184	5	3,826	262	04/26/07	1997
Savannah, GA	1,734	1,079	1,454	(156)	2,377	178	04/26/07	1993
Union Gap, WA	1,761	196	2,218	—	2,414	274	04/26/07	2004
Walla Walla, WA	1,647	770	1,487	—	2,257	191	04/26/07	2005
Warner Robins, GA	1,732	677	1,696	—	2,373	207	04/26/07	1994
Apria Healthcare:
St. John, MO	4,420	1,669	4,390	133	6,192	829	03/28/07	1996
Arby’s:
New Castle, PA	(9)	555	810	—	1,365	83	01/31/08	1999
Ashley Furniture:
Amarillo, TX	4,026	1,367	4,747	—	6,114	617	04/06/07	1980
Anderson, SC	(9)	677	3,240	(4)	3,913	351	09/28/07	2006
AT&T:
Beaumont, TX	8,592	611	10,717	—	11,328	1,748	03/19/07	1971
Santa Clara, CA	—	2,455	10,876	—	13,331	908	09/30/08	2002
Bank of America:
Delray Beach, FL	(9)	11,890	2,984	—	14,874	307	01/31/08	1975
BE Aerospace:
Winston-Salem, NC	(9)	346	4,387	—	4,733	366	10/31/08	1987
Best Buy:
Fayettville, NC	(9)	2,020	4,285	301	6,606	491	10/04/07	1999
Wichita, KS	5,625	2,192	8,319	—	10,511	1,014	02/07/08	1984
Las Cruces, NM	—	1,584	4,043	—	5,627	356	09/30/08	2002
Kansas City, KS	—	1,464	5,375	—	6,839	83	6/10/11	2009
Big 5 Center:
Aurora, CO	2,804	1,265	2,827	—	4,092	357	04/11/07	2006
BJ’s Wholesale:
Ft. Lauderdale, FL	11,125	10,920	14,762	—	25,682	1,261	09/23/08	2007
Haverhill, MA	9,100	5,497	13,904	49	19,450	1,349	04/14/08	2006
Woodstock, GA	9,591	3,071	11,542	—	14,613	886	01/29/09	2002
Borders:
Rapid City, SD	4,393	1,589	1,951	—	3,540	245	06/01/07	1999
Reading, PA	4,257	2,128	3,186	—	5,314	381	06/01/07	1997
Boscov’s:
Voorhees, NJ	(9)	1,889	5,012	—	6,901	540	02/07/08	1970
Bridgestone Tire:
Atlanta, GA	(9)	1,623	977	—	2,600	101	02/07/08	1998
Broadview Village Square:
Broadview , IL	31,500	8,489	46,933	150	55,572	5,657	09/14/07	1994

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Burger King:
Durham, NC	—	808	—	—	808	—	04/29/11	(8)
Carmax:
Greenville, SC	14,761	8,061	11,830	—	19,891	1,204	01/25/08	1998
Pineville, NC	(9)	6,980	4,014	—	10,994	438	01/31/08	2002
Raleigh, NC	(9)	4,000	7,669	8	11,677	774	01/31/08	1994
Chambers Corner:
Wayland, MI	—	1,608	7,277	37	8,922	892	09/19/07	2000
Chapel Hill Centre:
Douglasville, GA	—	1,827	5,303	—	7,130	28	10/28/11	2006
Chili’s:
Paris, TX	1,790	600	1,851	—	2,451	254	12/28/06	1999
Fredericksburg, TX	1,504	820	1,290	—	2,110	169	06/05/07	1985
Tilton, NH	1,260	1,085	—	—	1,085	—	03/27/09	(8)
Childtime Childcare:
Cuyahoga Falls, OH	(9)	114	564	—	678	16	12/15/10	1974
Arlington, TX	(9)	268	867	—	1,135	23	12/15/10	2006
Oklahoma City (May), OK	(9)	74	479	—	553	13	12/15/10	1985
Oklahoma City (Penn), OK	—	60	617	—	677	17	12/15/10	1986
Rochester, NY	(9)	107	485	—	592	15	12/15/10	1981
Modesto (Honey Creek), CA	(9)	191	605	—	796	18	12/15/10	1986
Church’s Chicken:
191 Locations	66,127	47,249	57,362	—	104,611	5,454	10/31/08	Various
Circle K:
Akron (1178 Arlington), OH	689	434	834	—	1,268	92	12/20/07	1994
Akron (1559 Market), OH	689	539	832	8	1,379	91	12/20/07	1995
Akron (1693 West Market), OH	814	664	2,064	8	2,736	217	12/20/07	2000
Akron (940 Arlington), OH	555	362	1,062	—	1,424	116	12/20/07	1991
Akron (Albrecht), OH	546	400	908	—	1,308	96	12/20/07	1997
Akron (Brittain), OH	613	345	1,005	8	1,358	112	12/20/07	1995
Akron (Brown), OH	613	329	707	—	1,036	83	12/20/07	1950
Akron (Cuyahoga), OH	823	518	794	—	1,312	89	12/20/07	1998
Akron (Darrow), OH	613	544	849	8	1,401	93	12/20/07	1994
Akron (Exchange), OH	718	559	900	—	1,459	97	12/20/07	1996
Akron (Main), OH	575	330	1,288	7	1,625	142	12/20/07	2000
Akron (Manchester), OH	804	304	945	—	1,249	104	12/20/07	1994
Akron (Ridgewood), OH	613	435	386	—	821	45	12/20/07	1969
Akron (Waterloo), OH	603	385	1,019	—	1,404	110	12/20/07	2001
Albuquerque, NM	622	748	626	—	1,374	66	12/20/07	1994
Auburn, AL	785	693	1,045	—	1,738	113	12/20/07	1990
Augusta, GA	508	783	953	—	1,736	104	12/20/07	1985
Barberton (31st St), OH	460	389	1,519	—	1,908	164	12/20/07	1991

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Circle K (continued):
Barberton (5th St.), OH	603	283	1,067	—	1,350	113	12/20/07	1996
Barberton (Wooster), OH	1,092	520	1,168	—	1,688	126	12/20/07	2000
Baton Rouge (Burbank), LA	450	538	708	—	1,246	77	12/20/07	1976
Baton Rouge (Floynell), LA	642	551	686	—	1,237	74	12/20/07	1977
Baton Rouge (Jefferson), LA	488	770	600	—	1,370	65	12/20/07	1970
Beaufort, SC	795	745	663	—	1,408	70	12/20/07	1997
Bedford, OH	632	416	708	—	1,124	76	12/20/07	2000
Bluffton , SC	1,178	1,075	777	—	1,852	85	12/20/07	1997
Bossier City, LA	747	755	771	—	1,526	81	12/20/07	1987
Brookpark, OH	661	472	819	—	1,291	87	12/20/07	1998
Canton (12th St.) , OH	531	459	878	—	1,337	99	12/20/07	1992
Canton (Tuscarwas), OH	1,082	730	1,339	—	2,069	144	12/20/07	2000
Charleston, SC	1,274	1,182	758	—	1,940	79	12/20/07	1987
Charlotte (Independence), NC	924	589	581	—	1,170	64	12/20/07	1996
Charlotte (Sharon), NC	958	663	734	—	1,397	78	12/20/07	1997
Charlotte (Sugar Creek), SC	986	623	603	—	1,226	64	12/20/07	1991
Cleveland , OH	776	573	1,352	—	1,925	146	12/20/07	2002
Columbia (Garners), SC	1,034	645	739	—	1,384	78	12/20/07	1993
Columbia (Hardscrabble), SC	862	587	777	—	1,364	82	12/20/07	1997
Columbia (Lumpkin), GA	766	526	756	—	1,282	84	12/20/07	1978
Columbus (Airport), GA	699	569	455	—	1,024	51	12/20/07	1984
Columbus (Buena Vista), GA	737	576	623	—	1,199	70	12/20/07	1990
Columbus (Warm Springs), GA	900	2,085	2,949	—	5,034	309	12/20/07	1978
Columbus (Whiteville), GA	1,532	1,394	1,039	—	2,433	109	12/20/07	1995
Copley, OH	565	336	692	8	1,036	80	12/20/07	1993
Cuyahoga Falls (Bath), OH	996	472	1,287	—	1,759	137	12/20/07	2002
Cuyahoga Falls (Port), OH	680	413	988	—	1,401	108	12/20/07	1995
Cuyahoga Falls (State), OH	469	327	613	8	948	68	12/20/07	1972
El Paso (Americas), TX	1,120	696	1,272	—	1,968	138	12/20/07	1999
El Paso (Mesa), TX	584	684	821	—	1,505	89	12/20/07	1999
El Paso (Zaragosa), TX	1,044	967	764	—	1,731	82	12/20/07	1998
Fairlawn, OH	766	480	818	—	1,298	90	12/20/07	1993
Fort Mill, SC	1,187	1,207	2,007	—	3,214	210	12/20/07	1999
Goose Creek, SC	642	671	578	—	1,249	63	12/20/07	1983
Huntersville, NC	986	680	716	—	1,396	76	12/20/07	1996
Kent, OH	479	223	678	—	901	73	12/20/07	1994
Lanett, AL	436	1,645	4,693	—	6,338	524	12/20/07	1974
Macon (Arkwright), GA	536	422	675	(5)	1,092	73	12/20/07	1993
Macon (Riverside), GA	575	588	625	—	1,213	71	12/20/07	1974
Maple Heights, OH	728	524	1,052	—	1,576	116	12/20/07	1998
Martinez, GA	603	506	702	—	1,208	77	12/20/07	1986

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Circle K (continued):
Midland (Beaver Run), GA	1,187	1,066	1,099	—	2,165	120	12/20/07	1995
Mobile (Airport) , AL	823	516	651	—	1,167	75	12/20/07	1987
Mobile (Moffett) , AL	627	475	374	—	849	43	12/20/07	1988
Mount Pleasant, SC	718	616	631	—	1,247	69	12/20/07	1978
North Augusta, SC	565	380	678	—	1,058	72	12/20/07	1999
North Monroe, LA	747	816	1,375	—	2,191	144	12/20/07	1986
Northfield , OH	948	829	1,564	—	2,393	164	12/20/07	1983
Norton, OH	699	374	1,430	—	1,804	154	12/20/07	2001
Opelika (2nd Avenue), AL	603	778	1,590	—	2,368	173	12/20/07	1989
Opelika (Columbus), AL	1,111	829	968	—	1,797	113	12/20/07	1988
Parma, OH	642	451	1,052	—	1,503	113	12/20/07	2002
Phenix City, AL	785	674	1,148	—	1,822	123	12/20/07	1999
Pine Mountain, GA	575	744	3,016	—	3,760	319	12/20/07	1999
Port Wentworth, GA	1,101	945	861	—	1,806	101	12/20/07	1991
Savannah (Johnny Mercer), GA	709	551	480	—	1,031	53	12/20/07	1990
Savannah (King George), GA	766	816	712	—	1,528	76	12/20/07	1997
Seville, OH	1,245	642	1,989	8	2,639	211	12/20/07	2003
Shreveport , LA	594	517	1,074	—	1,591	114	12/20/07	1988
Springdale, SC	823	368	609	—	977	65	12/20/07	1999
Twinsburg, OH	661	409	1,146	—	1,555	127	12/20/07	1984
Valley, AL	766	512	733	—	1,245	79	12/20/07	1974
West Monroe (1602), LA	814	538	1,127	—	1,665	119	12/20/07	1999
West Monroe (503), LA	718	918	660	—	1,578	72	12/20/07	1983
Willoughby, OH	584	390	1,001	—	1,391	107	12/20/07	1986
Circuit City (Formerly):
Mesquite, TX	4,305	1,094	6,687	1,266	9,047	801	06/29/07	1996
Taunton, MA	4,323	2,219	6,314	(5,011)	3,522	117	07/13/07	2001
Groveland, FL	20,250	4,990	24,740	—	29,730	2,810	07/17/07	1991
Aurora, CO	4,777	1,763	4,295	3	6,061	494	08/22/07	1995
Kennesaw, GA	(9)	2,242	18,075	4,701	25,018	2,585	01/31/08	1998
Columbus Fish Market :
Grandview, OH	(9)	1,417	1,478	—	2,895	49	09/27/10	1998
Conns:
San Antonio, TX	—	1,026	3,055	—	4,081	458	05/26/06	2002
Convergys:
Las Cruces, NM	4,951	1,740	5,785	—	7,525	624	06/02/08	1983
Coral Walk:
Cape Coral, FL	(9)	7,737	20,708	(231)	28,214	2,410	06/12/08	2007
Cost-U-Less:
St. Croix, USVI	4,035	706	4,472	—	5,178	567	03/26/07	2005

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Cumming Town Center:
Cumming, GA	33,700	13,555	48,146	(1,727)	59,974	4,421	07/11/08	2007
CVS:
Alpharetta, GA	(9)	1,214	1,693	—	2,907	293	12/01/05	1998
Richland Hills, TX	(9)	1,141	2,302	—	3,443	370	12/08/05	1997
Portsmouth (Scioto Trail), OH	—	561	1,639	169	2,369	288	03/08/06	1997
Lakewood, OH	—	552	1,225	80	1,857	247	04/19/06	1996
Madison, MS	2,809	1,068	2,835	—	3,903	445	05/26/06	2004
Portsmouth, OH	(9)	328	1,862	193	2,383	328	06/28/06	1997
Okeechobee, FL	4,076	1,623	3,563	—	5,186	527	07/07/06	2001
Orlando, FL	3,016	2,125	2,213	—	4,338	338	07/12/06	2005
Gulfport, MS	2,611	1,231	2,483	—	3,714	362	08/10/06	2000
Clinton, NY	1,983	684	2,014	—	2,698	284	08/24/06	2006
Glenville Scotia, NY	3,413	1,601	2,928	—	4,529	395	11/16/06	2006
Florence, SC	1,706	771	1,803	—	2,574	227	05/17/07	1998
Indianapolis, IN	1,860	1,077	2,238	—	3,315	223	02/07/08	1998
Onley, VA	3,297	1,584	3,156	—	4,740	301	05/08/08	2007
Columbia (I), TN	—	1,090	1,752	—	2,842	166	09/30/08	1998
Columbia (II), TN	—	1,205	1,579	—	2,784	152	09/30/08	1998
Hamilton, OH	1,663	917	1,682	—	2,599	152	09/30/08	1999
Mechanicsville, NY	1,444	415	2,104	—	2,519	179	09/30/08	1997
Atlanta, GA	1,791	910	2,450	—	3,360	208	10/07/08	2006
Carrollton, TX	(9)	542	1,428	—	1,970	119	12/23/08	1995
Kissimmee, FL	(9)	810	1,607	—	2,417	132	12/23/08	1995
Lake Worth, TX	(9)	474	1,323	—	1,797	111	12/23/08	1996
Richardson, TX	1,212	476	1,769	—	2,245	148	12/23/08	1996
River Oaks, TX	1,343	819	1,711	—	2,530	143	12/23/08	1996
The Colony, TX	(9)	460	1,422	(5)	1,877	119	12/23/08	1996
Wichita Falls (SW), TX	(9)	451	1,655	—	2,106	138	12/23/08	1996
Wichita Falls, TX	(9)	471	1,276	—	1,747	107	12/23/08	1995
Myrtle Beach, SC	4,788	1,565	2,564	—	4,129	189	03/27/09	2004
Maynard, MA	5,596	2,157	2,049	—	4,206	147	03/31/09	2005
Waynesville, NC	3,966	420	3,005	—	3,425	219	03/31/09	2005
Indianapolis (21st Street), IN	(9)	807	2,073	—	2,880	77	07/21/10	1997
Lincoln, IN	(9)	375	2,472	—	2,847	81	09/17/10	2007
Azle, TX	—	935	2,955	—	3,890	84	12/16/10	2008
Fairview Township, PA	—	968	1,754	—	2,722	44	01/27/11	2007
St. Augustine, FL	—	1,002	3,081	—	4,083	55	04/26/11	2008
Dave and Buster’s:
Addison, IL	5,600	5,837	6,810	—	12,647	831	07/19/07	2006
David’s Bridal:
Lenexa, KS	—	766	2,197	—	2,963	445	01/11/06	2005

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
David’s Bridal (continued):
Topeka, KS	2,000	569	2,193	—	2,762	390	10/13/06	2006
Dickinson Theater:
Yukon, OK	(9)	980	3,403	7	4,390	388	07/17/07	2007
Dick’s Sporting Goods:
Amherst, NY	6,321	3,147	6,084	864	10,095	985	12/20/06	1986
Dollar General:
Crossville, TN	1,950	647	2,088	—	2,735	340	06/02/06	2006
Ardmore, TN	1,804	735	1,839	—	2,574	297	06/09/06	2005
Livingston, TN	1,856	899	1,687	—	2,586	278	06/12/06	2006
Drexel Heritage:
Hickory, NC	—	394	3,622	—	4,016	1,162	02/24/06	1963
Eckerd:
Lincolnton, NC	1,538	557	2,131	—	2,688	261	04/03/07	1998
Easton, PA	4,060	2,308	3,411	—	5,719	408	04/25/07	2005
Spartanburg, SC	2,259	1,368	1,791	—	3,159	226	05/17/07	1998
EDS Information Systems:
Salt Lake City, UT	18,000	2,283	19,796	—	22,079	2,251	07/17/07	1999
Federal Express:
Rockford, IL	(9)	1,469	3,669	16	5,154	640	12/09/05	1994
Council Bluffs, IA	2,185	530	1,845	—	2,375	258	11/15/06	1999
Edwardsville, KS	12,880	1,693	15,439	—	17,132	2,126	11/15/06	1999
Peoria, IL	2,080	337	2,629	—	2,966	299	07/20/07	1997
Walker, MI	4,669	1,387	4,424	27	5,838	499	08/08/07	2001
Mishawaka, IN	(9)	303	3,356	—	3,659	341	02/07/08	1993
Huntsville, Al	5,268	1,576	8,252	8	9,836	689	09/30/08	2008
Baton Rouge, LA	4,471	1,822	6,332	1,561	9,715	598	10/03/08	2008
Ferguson Enterprises:
Auburn, AL	1,370	663	1,401	—	2,064	125	08/21/08	2007
Charlotte, NC	4,050	2,347	7,782	—	10,129	728	08/21/08	2007
Cohasset, MN	(9)	65	1,221	—	1,286	107	08/21/08	2007
Front Royal, VA	26,523	3,475	38,699	—	42,174	3,439	08/21/08	2007
Ocala, FL	4,076	650	6,207	—	6,857	566	08/21/08	2006
Powhatan, VA	(9)	522	4,712	—	5,234	412	08/21/08	2007
Salisbury, MD	(9)	773	8,016	—	8,789	703	08/21/08	2007
Shallotte, NC	(9)	594	1,717	—	2,311	152	08/21/08	2006
Fire Mountain Buffet
Decatur, AL	—	870	1,318	—	2,188	25	4/29/2011	2004
Dawsonville, GA	—	686	851	—	1,537	16	4/29/2011	2005
Lake Charles, LA	—	1,115	1,058	—	2,173	22	4/29/2011	1987
Gallina Centro:
Collierville, TN	14,200	5,669	10,347	8	16,024	1,387	03/26/07	2000

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Gold’s Gym:
O’Fallon, IL	3,650	1,407	5,253	—	6,660	834	09/29/06	2005
St. Peters, MO	4,970	2,338	4,428	—	6,766	527	07/31/07	2007
O’Fallon, MS	5,425	3,120	3,992	—	7,112	497	08/29/07	2007
Golden Corral
Albuquerque, NM	—	1,526	2,853	—	4,379	27	09/28/11	2011
Gordman’s:
Peoria, IL	4,950	1,558	6,674	—	8,232	871	01/18/07	2006
Gregg Appliances:
Greensboro, NC	(9)	2,412	3,931	(366)	5,977	398	01/11/08	2007
Grove City, OH	(9)	987	4,477	—	5,464	448	09/17/08	2008
Mt Juliet, TN	2,425	2,088	3,638	—	5,726	345	09/23/08	2008
Hilltop Plaza:
Bridgeton, MO	(9)	8,012	13,342	—	21,354	1,392	02/06/08	1991
HOM Furniture:
Fargo, ND	4,800	1,155	9,779	—	10,934	1,325	01/04/07	2004
Home Depot:
Bedford Park, IL	(9)	9,024	20,877	545	30,446	2,371	08/21/07	1992
Lakewood, CO	7,421	9,367	—	—	9,367	—	08/27/08	2006
Colma, CA	19,300	17,636	20,114	—	37,750	1,668	09/30/08	1995
Infiniti:
Davie, FL	5,188	3,076	5,410	—	8,486	783	11/30/06	2006
Ivex Packaging:
New Castle, PA	—	162	3,877	—	4,039	107	12/20/10	1999
J.Jill
Tilton, NH	(9)	6,214	17,378	—	23,592	634	09/30/10	1998
Jo-Ann Fabrics:
Alpharetta, GA	(9)	2,578	3,682	—	6,260	415	08/05/08	2000
Independence, MO	(9)	1,304	2,790	—	4,094	88	12/23/10	1999
Kohl’s:
Wichita, KS	5,200	1,798	6,200	818	8,816	978	09/27/06	1996
Lake Zurich, IL	9,075	1,854	10,086	—	11,940	1,187	07/17/07	2000
Grand Forks, ND	4,999	1,855	5,680	—	7,535	533	06/11/08	2006
Tilton, NH	3,780	5,640	—	—	5,640	—	03/27/09	(8)
Olathe, KS	—	2,539	5,471	—	8,010	56	08/23/11	1995
Kroger:
LaGrange, GA	4,750	1,101	6,032	176	7,309	717	06/28/07	1998
LA Fitness:
Brooklyn Park, MN	5,953	1,963	7,460	—	9,423	690	06/17/08	2008
Matteson, IL	—	2,628	6,474	—	9,102	673	07/16/08	2007
Greenwood, IN	(9)	2,233	7,670	—	9,903	733	08/05/08	2007
League City, TX	(9)	1,597	4,832	16	6,445	202	05/21/10	2008

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
LA Fitness (continued):
Naperville, IL	(9)	2,415	5,759	—	8,174	236	06/30/10	2007
West Chester, OH	—	664	6,696	—	7,360	130	04/27/11	2009
La-Z-Boy:
Glendale, AZ	(9)	2,515	2,968	—	5,483	517	10/25/05	2001
Newington, CT	4,140	1,466	4,979	—	6,445	629	01/05/07	2006
Kentwood, MI	3,602	1,442	3,702	—	5,144	484	06/28/07	1986
Lincoln Place:
Fairview Heights, IL	35,432	6,010	36,738	741	43,489	4,633	04/05/07	1998
Logan’s Roadhouse:
Fairfax, VA	1,117	1,527	1,414	—	2,941	178	03/28/07	1998
Johnson City, TN	1,933	1,280	1,794	—	3,074	226	03/28/07	1996
Wichita Falls, TX	(9)	435	1,670	—	2,105	46	12/17/10	2006
Trussville, AL	(9)	723	1,147	—	1,870	32	12/17/10	2007
Long John Silvers:
Houston, TX	(9)	965	—	121	1,086	14	07/19/07	2004
Lowe’s:
Enterprise, AL	(9)	1,012	5,803	—	6,815	999	12/01/05	1995
Lubbock, TX	7,475	4,581	6,563	57	11,201	998	09/27/06	1996
Midland, TX	7,150	3,525	7,332	—	10,857	1,099	09/27/06	1996
Cincinnati, OH	13,800	5,592	11,319	—	16,911	1,381	07/17/07	1998
Chester, NY	3,909	5,704	—	—	5,704	—	09/19/08	2008
Tilton, NH	12,960	10,800	—	—	10,800	—	03/27/09	(8)
Market Pointe:
Papillion, NE	11,825	11,626	12,882	256	24,764	1,329	06/20/08	2007
Marsh Supermarket:
Indianapolis, IN	5,950	1,842	10,764	—	12,606	1,081	02/07/08	1999
Massard Farms
Fort Smith, AR	9,797	4,295	10,755	236	15,286	1,279	10/11/07	2001
Mealey’s Furniture:
Maple Shade, NJ	(9)	1,716	3,907	821	6,444	516	12/12/07	2007
Mercedes Benz:
Atlanta, GA	(9)	2,623	7,208	—	9,831	927	12/15/06	2000
Milford Commons:
Milford, CT	5,309	7,525	4,257	—	11,782	460	01/17/08	2005
Mountainside Fitness:
Chandler, AZ	(9)	1,177	4,480	—	5,657	869	02/09/06	2001
Mustang Engineering:
Houston, TX	(9)	1,859	16,198	18	18,075	2,011	01/31/08	1983
Northern Tool & Equipment:
Blaine, MN	3,185	2,233	2,432	—	4,665	346	02/28/07	2006

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
O’Reilly Auto Parts:
Dallas, TX	3,290	1,896	2,904	—	4,800	366	02/06/07	1970
Office Depot:
Dayton, OH	2,130	807	2,183	—	2,990	310	07/07/06	2005
Greenville, MS	—	666	2,469	—	3,135	357	07/12/06	2000
Warrensburg, MO	—	1,024	1,540	—	2,564	310	07/19/06	2001
Benton, AR	2,130	560	2,506	—	3,066	336	11/21/06	2001
Oxford, MS	2,295	916	2,141	—	3,057	282	12/01/06	2006
Enterprise, AL	1,850	771	1,635	—	2,406	210	02/27/07	2006
Alcoa, TN	(9)	1,164	2,537	—	3,701	257	01/31/08	1999
Laurel, MS	(9)	351	2,214	—	2,565	189	09/30/08	2002
London, KY	(9)	724	2,687	—	3,411	287	09/30/08	2001
Durham, NC	—	737	1,647	—	2,384	32	4/29/2011	2008
Balcones Heights, TX	—	1,213	2,157	—	3,370	41	4/29/2011	2009
OfficeMax:
Orangeburg, SC	1,875	590	2,363	—	2,953	353	02/28/07	1999
Old Time Pottery:
Fairview Heights, IL	—	1,044	2,943	50	4,037	729	11/21/06	1979
One Pacific Place:
Omaha, NE	23,400	6,254	27,877	1,981	36,112	4,823	02/06/07	1988
Oxford Theater:
Oxford, MS	—	281	4,051	—	4,332	557	08/31/06	2006
Payless Shoes:
Columbia, SC	(9)	568	742	—	1,310	72	09/30/08	1998
PepBoys:
Albuquerque, NM	2,155	1,495	1,980	—	3,475	202	03/25/08	1990
Arlington Heights, IL	3,506	1,379	4,376	—	5,755	444	03/25/08	1995
Clarksville, IN	(9)	1,017	1,492	—	2,509	159	03/25/08	1993
Colorado Springs, CO	1,522	1,223	1,820	—	3,043	192	03/25/08	1994
El Centro, CA	(9)	1,000	1,202	—	2,202	124	03/25/08	2006
Fort Myers, FL	1,741	2,121	2,546	—	4,667	256	03/25/08	1994
Frederick, MD	(9)	1,786	2,812	—	4,598	273	03/25/08	1987
Hampton, VA	(9)	2,024	1,757	—	3,781	183	03/25/08	1993
Lakeland, FL	(9)	3,313	1,991	—	5,304	217	03/25/08	1991
Nashua, NH	2,498	2,415	2,006	—	4,421	206	03/25/08	1996
New Hartford, NY	1,353	1,280	1,178	—	2,458	149	03/25/08	1992
Orem, UT	(9)	1,392	1,224	—	2,616	127	03/25/08	1990
Pasadena, TX	(9)	1,703	2,656	—	4,359	271	03/25/08	1995
Redlands, CA	2,638	1,460	2,918	—	4,378	291	03/25/08	1994
San Antonio, TX	1,405	905	2,091	—	2,996	220	03/25/08	1988
Tamarac, FL	(9)	1,690	2,106	—	3,796	213	03/25/08	1997
Tampa, FL	1,099	3,902	2,035	—	5,937	242	03/25/08	1991

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Pep Boys (continued):
West Warwick, RI	(9)	2,429	1,198	—	3,627	127	03/25/08	1993
Petsmart:
McCarran, NV	22,000	5,151	43,546	—	48,697	3,940	07/02/08	2008
Chattanooga, TN	2,318	1,136	3,418	—	4,554	294	08/05/08	1996
Daytona Beach, FL	2,450	1,735	3,270	—	5,005	281	08/05/08	1996
Fredericksburg, VA	2,423	3,247	2,083	—	5,330	182	08/05/08	1997
Plastech:
Auburn Hills, MI	(9)	3,283	18,153	(2,882)	18,554	2,430	12/15/05	1995
Pocatello Square:
Pocatello, ID	17,250	3,262	18,418	2,214	23,894	2,385	04/06/07	2006
Rayford Square:
Spring, TX	5,940	2,339	6,696	178	9,213	1,006	03/02/06	1973
Rite Aid:
Alliance, OH	—	432	1,446	1	1,879	268	10/20/05	1996
Enterprise, AL	2,043	920	2,391	—	3,311	397	01/26/06	2005
Wauseon, OH	2,142	1,047	2,333	1	3,381	391	01/26/06	2005
Saco, ME	—	391	1,989	—	2,380	333	01/27/06	1997
Cleveland, OH	—	566	1,753	1	2,320	304	04/27/06	1997
Fremont, OH	—	863	1,435	1	2,299	242	04/27/06	1997
Defiance, OH	2,321	1,174	2,373	1	3,548	375	05/26/06	2005
Lansing, MI	1,041	254	1,276	—	1,530	225	06/29/06	1950
Glassport, PA	2,325	674	3,112	1	3,787	414	10/04/06	2006
Hanover, PA	4,115	1,924	3,804	—	5,728	501	10/17/06	2006
Plains, PA	3,380	1,147	3,780	—	4,927	463	04/16/07	2006
Fredericksburg, VA	2,979	1,522	3,378	—	4,900	398	05/02/07	2007
Lima, OH	3,103	1,814	2,402	—	4,216	295	05/14/07	2005
Allentown, PA	3,615	1,635	3,654	—	5,289	438	05/15/07	2006
Ruth Chris:
Metairie, LA	(9)	1,701	1,262	—	2,963	42	09/27/10	1972
Sarasota, FL	(9)	1,480	1,266	—	2,746	42	09/27/10	2000
Ryan’s Buffet
Florence, AL	—	827	1,176	—	2,003	23	04/29/11	1994
Dothan, AL	—	667	1,158	—	1,825	22	04/29/11	1998
Carrollton, GA	—	610	928	—	1,538	18	04/29/11	1995
Hiram, GA	—	729	940	—	1,669	18	04/29/11	1999
Albany, GA	—	838	1,561	—	2,399	30	04/29/11	2003
Corydon, IN	—	550	1,136	—	1,686	22	04/29/11	1999
Bowling Green, KY	—	1,371	1,601	—	2,972	31	04/29/11	1997
Johnstown, PA	—	725	813	—	1,538	15	04/29/11	1998
Picayune, MS	—	1,212	1,044	—	2,256	20	04/29/11	1999
Tupelo, MS	—	1,010	947	—	1,957	18	04/29/11	1995

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Ryan’s Buffet (continued):
Charleston, SC	—	1,209	488	—	1,697	10	04/29/11	1988
Conroe, TX	—	1,746	1,362	—	3,108	27	04/29/11	1993
Princeton, WV	—	930	1,484	—	2,414	28	04/29/11	2001
Sportsman’s Warehouse (Formerly):
Wichita, KS	—	1,586	5,954	—	7,540	847	06/27/06	2006
DePere, WI	3,907	1,131	4,295	—	5,426	552	04/20/07	2004
Staples:
Crossville, TN	—	549	2,134	—	2,683	447	01/26/06	2001
Peru, IL	—	1,285	1,959	—	3,244	321	11/10/06	1998
Clarksville, IN	2,900	939	3,080	—	4,019	469	12/29/06	2006
Greenville, SC	2,955	1,718	2,496	—	4,214	308	04/11/07	2007
Warsaw, IN	1,850	1,084	1,984	—	3,068	252	05/17/07	1998
Guntersville, AL	2,161	969	2,330	—	3,299	276	07/06/07	2001
Moraine, OH	(9)	1,168	2,182	(11)	3,339	251	10/12/07	2006
Angola, IN	—	457	2,366	—	2,823	213	09/30/08	1999
Starbucks:
Covington, TN	—	563	856	—	1,419	113	06/22/07	2007
Sedalia, MO	(9)	249	837	—	1,086	101	06/22/07	2006
Bowling Green, KY	(9)	557	1,005	3	1,565	119	10/23/07	2007
Shawnee, OK	(9)	362	644	5	1,011	80	10/31/07	2006
Oklahoma City, OK	—	386	725	5	1,116	90	11/20/07	2007
Chattanooga, TN	—	533	788	5	1,326	96	11/26/07	2007
Maryville, TN	(9)	663	733	4	1,400	90	11/26/07	2007
Powell, TN	(9)	517	728	4	1,249	89	11/26/07	2007
Seymour, TN	—	509	752	4	1,265	91	11/26/07	2007
Altus, OK	—	191	885	—	1,076	105	01/16/08	2007
Stillwater, OK	(9)	164	990	—	1,154	111	02/28/08	2007
Memphis, TN	—	201	1,077	—	1,278	115	03/04/08	2007
Ponca City, OK	—	218	778	—	996	85	03/11/08	2007
Kingsport, TN	(9)	544	733	—	1,277	82	03/25/08	2008
Stations Casino:
Las Vegas, NV	42,250	4,976	50,024	—	55,000	5,283	11/01/07	2007
Taco Bell:
Anderson, IN	(9)	344	640	(13)	971	106	07/19/07	1995
Brazil, IN	(9)	539	569	(12)	1,096	92	07/19/07	1996
Henderson, KY	(9)	380	946	(14)	1,312	137	07/19/07	1992
Martinsville, IN	(9)	421	633	(12)	1,042	103	07/19/07	1986
Princeton, IN	(9)	287	628	(14)	901	111	07/19/07	1992
Robinson, IN	(9)	300	527	(11)	816	90	07/19/07	1994
Spencer, IN	(9)	216	583	(14)	785	96	07/19/07	1999
Vinceness, IN	(9)	623	648	(16)	1,255	107	07/19/07	2000

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Taco Bell (continued):
Washington, IN	(9)	334	583	(12)	905	98	07/19/07	1995
TelerX Marketing:
Kings Mountain, NC	6,083	367	7,795	—	8,162	966	07/17/07	2007
Three Forks Restaurant:
Dallas, TX	—	3,641	5,678	—	9,319	529	06/05/08	1998
TJ Maxx:
Staunton, VA	—	933	3,082	157	4,172	281	09/30/08	1988
Tractor Supply:
Parkersburg, WV	1,793	934	2,050	—	2,984	373	09/26/05	2005
La Grange, TX	1,405	256	2,091	—	2,347	317	11/06/06	2006
Livingston, TN	1,725	430	2,360	—	2,790	354	11/22/06	2006
New Braunfels, TX	1,750	511	2,350	—	2,861	355	11/22/06	2006
Crockett, TX	1,325	291	1,957	—	2,248	291	12/01/06	2006
Ankeny, IA	1,950	717	1,984	—	2,701	290	02/09/07	2006
Greenfield, MN	2,228	1,311	2,367	—	3,678	289	04/02/07	2006
Marinette, WI	1,918	448	2,123	—	2,571	297	04/10/07	2006
Paw Paw, MI	2,048	537	2,349	—	2,886	287	04/10/07	2006
Navasota, TX	2,050	348	2,368	—	2,716	324	04/18/07	2006
Fredericksburg, TX	2,031	593	2,235	—	2,828	267	05/08/07	2007
Fairview, TN	1,931	449	2,234	—	2,683	266	05/25/07	2007
Baytown, TX	2,251	808	2,212	—	3,020	260	06/11/07	2007
Prior Lake, MN	3,283	1,756	2,948	98	4,802	357	06/29/07	1991
Rome, NY	1,750	1,231	1,747	—	2,978	180	01/04/08	2003
Clovis, NM	(9)	695	2,129	—	2,824	209	04/07/08	2007
Carroll, OH	1,105	798	1,030	—	1,828	204	05/08/08	1976
Baldwinsville, NY	1,789	1,110	1,938	—	3,048	171	10/15/08	2005
LaGrange, KY	(9)	584	2,322	—	2,906	227	11/19/08	2008
Lowville, NY	(9)	126	1,848	—	1,974	77	06/03/10	2010
Malone, NY	(9)	168	1,852	—	2,020	77	06/03/10	2010
Elletsville, IN	(9)	247	1,992	—	2,239	69	09/13/10	2010
Mt. Sterling, KY	—	471	1,899	—	2,370	11	10/27/11	2011
TutorTime:
Pittsburgh, PA	(9)	508	391	—	899	14	12/15/10	1985
Victoria Crossing:
Victoria, TX	8,288	2,207	9,531	15	11,753	1,240	01/12/07	2006
Wadsworth Boulevard:
Denver, CO	—	4,723	12,728	237	17,688	1,967	02/06/06	1991
Walgreens:
Brainerd, MN	2,814	981	2,882	—	3,863	512	10/05/05	2000
Florissant, MO	3,372	1,482	3,205	—	4,687	507	11/02/05	2001
St Louis (Gravois), MO	3,999	2,220	3,305	—	5,525	524	11/02/05	2001

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Walgreen’s (continued):
St Louis (Telegraph), MO	3,289	1,745	2,875	—	4,620	456	11/02/05	2001
Columbia, MO	—	2,353	3,351	—	5,704	565	11/22/05	2002
Olivette, MO	—	3,077	3,798	—	6,875	623	11/22/05	2001
Knoxville, TN	—	1,826	2,465	—	4,291	403	05/08/06	2000
Picayune, MS	2,766	1,212	2,548	—	3,760	360	09/15/06	2006
Cincinnati, OH	3,341	1,335	3,272	—	4,607	407	03/06/07	2000
Madeira, OH	2,876	1,060	2,911	—	3,971	363	03/06/07	1998
Sharonville, OH	2,655	1,203	2,836	352	4,391	391	03/06/07	1998
Shreveport, LA	2,815	477	2,648	—	3,125	328	03/23/07	1998
Bridgetown, OH	3,043	1,537	2,356	—	3,893	293	04/30/07	1998
Dallas, TX	2,175	992	2,749	619	4,360	400	05/09/07	1996
Bryan, TX	4,111	783	4,792	(4)	5,571	563	05/18/07	2001
Harris County, TX	3,673	1,651	3,007	—	4,658	369	05/18/07	2000
Gainesville, FL	2,465	1,079	2,398	18	3,495	282	06/01/07	1997
Kansas City (63rd St), MO	3,035	1,255	2,944	363	4,562	374	07/11/07	2000
Kansas City (Independence), MO	2,990	1,233	3,066	—	4,299	351	07/11/07	1997
Kansas City (Linwood), MO	2,438	1,066	2,634	201	3,901	321	07/11/07	2000
Kansas City (Troost), MO	2,464	1,149	3,288	—	4,437	375	07/11/07	2000
Topeka, KS	1,870	860	2,142	—	3,002	245	07/11/07	1999
Fort Worth, TX	3,675	276	2,982	—	3,258	335	07/17/07	1992
Richmond, VA	(9)	745	2,902	—	3,647	340	08/17/07	1997
Dallas, TX	(9)	367	2,214	(1)	2,580	244	08/27/07	1997
Brentwood, TN	2,700	2,904	2,179	(74)	5,009	238	10/17/07	2006
Harriman, TN	2,500	1,133	3,526	—	4,659	380	10/24/07	2007
Beverly Hills, TX	—	1,286	2,562	691	4,539	331	12/05/07	2007
Waco, TX	—	1,138	2,683	700	4,521	345	12/05/07	2007
Cincinnati (Seymour), OH	(9)	756	2,587	—	3,343	281	12/21/07	2000
Oneida, TN	2,500	555	3,938	—	4,493	398	02/29/08	2007
Batesville, MS	2,566	1,558	3,265	—	4,823	329	03/31/08	2007
Elmira, NY	2,900	1,996	3,831	—	5,827	363	05/01/08	2007
Hibbing, MN	2,524	1,048	2,763	—	3,811	256	05/14/08	2007
Essex, MD	3,870	1,208	4,725	—	5,933	430	05/30/08	2007
Bath, NY	2,548	1,114	2,924	—	4,038	271	06/02/08	2008
Chino Valley, AZ	3,230	1,779	3,014	—	4,793	271	06/02/08	2007
Albany, GA	—	929	3,177	—	4,106	297	06/11/08	2008
Rome, NY	—	1,170	3,121	—	4,291	284	07/15/08	2007
Columbus, MS	—	1,193	2,831	—	4,024	268	07/24/08	2004
Mobile, AL	2,781	1,654	3,286	—	4,940	297	08/28/08	2007
Akron, OH	(9)	565	1,961	16	2,542	179	09/30/08	1994
Broken Arrow, OK	935	770	1,274	—	2,044	123	09/30/08	1993
Crossville, TN	—	878	3,154	—	4,032	302	09/30/08	2001

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
Walgreen’s (continued):
Jacksonville, FL	2,672	1,044	4,178	—	5,222	363	09/30/08	2000
LaMarque, TX	2,213	450	3,461	—	3,911	298	09/30/08	2000
Newton, IA	(9)	505	3,456	—	3,961	301	09/30/08	2000
Saginaw, MI	2,213	801	2,977	—	3,778	262	09/30/08	2001
Seattle, WA	3,326	2,944	3,206	—	6,150	279	09/30/08	2002
Tulsa, OK	—	651	2,168	—	2,819	197	09/30/08	1994
Tulsa, OK	985	192	1,935	—	2,127	177	09/30/08	1993
Evansville, IN	2,423	1,131	2,898	—	4,029	228	11/25/08	2007
Austin, MN	3,531	1,049	1,940	—	2,989	139	03/27/09	2002
Canton, IL	4,429	842	3,046	—	3,888	222	03/27/09	2006
Galloway, OH	4,250	1,055	2,834	—	3,889	208	03/27/09	2003
Humble, TX	4,395	1,092	3,027	—	4,119	216	03/27/09	2003
Memphis, TN	5,058	693	3,827	—	4,520	280	03/27/09	2002
Parkville, MO	4,274	1,461	2,243	—	3,704	167	03/27/09	2006
San Antonio, TX	4,060	991	3,005	—	3,996	215	03/27/09	2004
Toledo, OH	5,400	1,208	3,469	—	4,677	249	03/27/09	2005
Antioch, TN	4,425	479	3,411	—	3,890	246	03/31/09	2002
Decatur, IL	4,003	680	2,989	—	3,669	219	03/31/09	2005
Long Beach, MS	3,662	791	2,600	—	3,391	188	03/31/09	2005
Roselle, NJ	5,742	1,632	3,746	—	5,378	265	03/31/09	2002
Saraland, AL	5,079	1,415	3,187	—	4,602	228	03/31/09	2003
Mt. Pleasant, TX	—	1,097	3,447	—	4,544	94	12/21/10	2009
Richmond Hill, GA	—	1,257	3,304	—	4,561	75	02/25/11	2009
Wal-Mart:
Anderson, SC	8,160	3,265	8,442	1,271	12,978	1,163	05/08/07	1993
New London, WI	1,778	658	1,938	135	2,731	255	05/09/07	1991
Spencer, IN	1,377	612	1,427	176	2,215	200	05/23/07	1987
Bay City, TX	(9)	637	2,558	(6)	3,189	297	08/14/07	1990
Washington, IL	(9)	1,043	2,386	118	3,547	292	09/10/07	1989
Borger, TX	(9)	932	1,828	(10)	2,750	209	09/12/07	1991
Whiteville, NC	(9)	854	1,357	(9)	2,202	182	10/11/07	1988
WaWa:
Hockessin, DE	2,709	1,850	2,000	—	3,850	335	03/29/06	2000
Manahawkin, NJ	2,617	1,359	2,360	—	3,719	323	03/29/06	2000
Narberth, PA	2,422	1,659	1,782	—	3,441	299	03/29/06	2000
Wehrenberg Theatre:
Arnold, MO	(9)	2,798	4,604	126	7,528	692	06/14/06	1998
Weston Shops:
Weston, FL	(9)	6,034	9,573	—	15,607	908	07/30/08	2007
Wickes Furniture:
Chicago, IL	15,925	9,896	11,282	(11,377)	9,801	640	10/17/07	2007

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3) (5)	Accumulated Depreciation (4) (6)	Date Acquired	Date Constructed
Description (1)		Land	Buildings & Improvements
WinCo Foods:
Eureka, CA	11,247	4,277	10,919	380	15,576	1,327	06/27/07	1960
Winter Garden Village:
Winter Garden, FL	105,700	22,862	151,385	1,856	176,103	13,058	09/26/08	2007

TOTAL	1,398,160	842,126	2,175,289	15,794	3,033,209	238,645

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases (7):
Academy Sports:
Houston, TX	3,825	3,953	1,952	1	5,906	—	6/27/07	1995
Baton Rouge, LA	4,687	2,719	6,014	1,937	10,670	—	7/19/07	1996
Houston (Breton), TX	3,045	1,194	4,675	—	5,869	—	7/19/07	1995
Houston (Southwest) TX	4,625	3,377	5,066	3,127	11,570	45	7/19/07	1996
North Richland Hills, TX	4,217	2,097	5,693	(153)	7,637	—	7/19/07	1996
Best Buy:
Evanston, IL	5,900	3,661	6,984	2	10,647	—	6/27/07	1996
Warwick , RI	5,350	3,948	9,544	—	13,492	—	6/27/07	1992
CVS:
Amarillo, TX	1,741	832	2,563	—	3,395	—	7/19/07	1994
Del City, OK	2,631	1,085	4,496	—	5,581	—	7/19/07	1998
Eckerd:
Mantua, NJ	1,470	943	1,495	2	2,440	—	6/27/07	1993
Vineland, NJ	3,500	2,353	4,743	—	7,096	—	6/27/07	1997
Chattanooga, TN	1,920	1,023	2,976	—	3,999	—	7/19/07	1997
Mableton, GA	1,197	716	1,699	—	2,415	—	7/19/07	1994

TOTAL	44,108	27,901	57,900	4,916	90,717	45

(1)	As of December 31, 2011, we owned 419 single-tenant, freestanding retail properties, 312 single-tenant, freestanding commercial properties and 22 multi-tenant retail properties.
(2)	The aggregate cost for federal income tax purposes is approximately $3.4 billion.
(3)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2011	2010	2009
Balance, beginning of period	$3,018,095	$2,921,274	$2,834,730
Additions
Acquisitions	86,975	96,156	97,167
Improvements	19,000	6,668	3,558

Total additions	105,975	102,824	100,725

Deductions
Cost of real estate sold	155	5	162
Adjustment to basis	—	1,190	2,401
Other (including provisions for impairment of real estate assets)	—	4,808	11,618

Total deductions	155	6,003	14,181

Balance, end of period	$3,123,915	$3,018,095	$2,921,274

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(in thousands)

(4)	The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2011	2010	2009
Balance, beginning of period	$178,906	$122,887	$67,326
Additions
Acquisitions - Depreciation Expense for Building, Acquisition Costs & Tenant Improvements Acquired	58,534	56,280	56,049
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	1,248	335	59

Total additions	59,782	56,615	56,108

Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	—	596	547

Total deductions	—	596	547

Balance, end of period	$238,688	$178,906	$122,887

(5)	In each of 2010 and 2009 a provision for impairment was recorded on one property.
(6)	The Company’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.
(7)	For financial reporting purposes, the lease has been recorded as a direct financing lease; therefore, depreciation is not applicable.
(8)	Subject to a ground lease and therefore date constructed is not applicable.
(9)	Property is included in the Credit Facility’s unencumbered borrowing base. As of December 31, 2011, the Company had $293.1 million outstanding under the Credit Facility.

COLE CREDIT PROPERTY TRUST II, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Mortgage Loans Receivable (1)	Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms (2)	Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (3) (in thousands)
Cracker Barrel Notes	Retail	(4)	9.84%	8/1/2020	P & I	None	$44,046	$43,321
KFC Notes	Retail	(5)	10.47%	10/1/2020	P & I	None	20,206	20,801
O’Reilly Notes	Retail	(6)	8.60-9.35%	1/1/2021	P & I	None	12,555	12,623

							$76,807	$76,745

(1)	No individual mortgage loan exceeds 3 percent of the total of the carrying amount for all mortgage loans.
(2)	P & I = Principal and interest payments.
(3)	The aggregate cost for federal income tax purposes is $83.9 million.
(4)	The Cracker Barrel Notes are secured by 23 restaurant properties located in 16 states.
(5)	The KFC Notes are secured by 20 restaurant properties located in nine states.
(6)	The O’Reilly Notes are secured by 26 commercial retail properties located in two states.

The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

	2011	2010	2009
Balance, beginning of period	$79,778	$82,500	$84,994
Additions:
New mortgage loans	—	—	—
Premium on new mortgage loans and capitalized loan costs	—	—	—
Acquisition costs related to investment in mortgage notes receivable	—	—	—
Deductions:
Collections of principal	(2,328)	(2,035)	(1,823)
Amortization of premium and capitalized loan costs	(705)	(687)	(671)

Balance, end of period	$76,745	$79,778	$82,500

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2012.

Cole Credit Property Trust II, Inc.

By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2012

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2012

/s/ GAVIN B. BRANDON Gavin B. Brandon	Vice President of Accounting (Principal Accounting Officer)	March 30, 2012

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 30, 2012

/s/ GEORGE N. FUGELSANG George N. Fugelsang	Director	March 30, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Fifth Articles of Amendment and Restatement, as corrected. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K (File No. 333-121094), filed on March 23, 2006).

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 6, 2005).

3.3	Articles of Amendment to Fifth Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page. (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).

4.2	Form of Additional Investment Subscription Agreement. (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).

10.1	2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-11 (File No. 333-121094), filed on December 9, 2004).

10.2	Form of Stock Option Agreement under 2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s pre-effective amendment to Form S-11 (File No. 333-121094), filed on April 11, 2005).

10.3	Amended and Restated Property Management and Leasing Agreement, dated September 16, 2005, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Fund Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).

10.4	Amended and Restated Advisory Agreement, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).

10.5	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-121094), filed on September 23, 2005).

10.6*	Third Amended and Restated Distribution Reinvestment Plan, as amended November 9, 2011.

10.7	First Amendment to Amended and Restated Advisory Agreement, dated April 17, 2006, between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on May 12, 2006).

10.8	First Amendment to Amended and Restated Property Management and Leasing Agreement, dated May 9, 2007, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).

10.9	First Amendment to Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated May 9, 2007, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.11 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).

10.10	Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated June 1, 2008, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on July 29, 2008).

Exhibit No.	Description

10.11	Second Amendment to the Amended and Restated Advisory Agreement by and between the Company and Cole Advisors II (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-51963), filed on August 12, 2010).

10.12	Amended and Restated Credit Agreement dated as of December 17, 2010 among Cole Operating Partnership II, LP, as Borrower and Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, U.S. Bank National Association and RBS Citizens, N.A., d/b/a Charter One, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K (File No. 000-51963), filed on March 31, 2011).

10.13	Amended Share Redemption Program dated as of November 9, 2011. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (file No. 000-51963), filed on November 18, 2011.)

14.1	Cole Credit Property Trust II, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K (file No. 000-51963), filed on March 23, 2006).

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s POS AM (File No. 333-121094), filed on December 20, 2006).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.