Form 10-Q
period 2012-03-31
Cole Credit Property Trust II Inc
filed 2012-05-15
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-51963

COLE CREDIT PROPERTY TRUST II, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 14, 2012, there were 209,622,273 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2012 have been prepared by Cole Credit Property Trust II, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in the Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$863,257	$863,257
Buildings and improvements, less accumulated depreciation of $253,900 and $238,688, respectively	1,945,603	1,959,922
Real estate assets under direct financing leases, less unearned income of $12,870 and $13,342, respectively	35,741	35,999
Acquired intangible lease assets, less accumulated amortization of $136,624 and $128,544, respectively	315,633	323,298

Total investment in real estate assets, net	3,160,234	3,182,476
Investment in mortgage notes receivable, net	75,946	76,745

Total investment in real estate and mortgage assets, net	3,236,180	3,259,221
Cash and cash equivalents	29,396	53,205
Restricted cash	9,777	11,811
Investment in unconsolidated joint venture	21,617	22,334
Rents and tenant receivables, less allowance for doubtful accounts of $352 and $547, respectively	58,674	57,403
Prepaid expenses and other assets	3,296	3,739
Deferred financing costs, less accumulated amortization of $19,256 and $17,751, respectively	20,843	22,609

Total assets	$3,379,783	$3,430,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,745,757	$1,767,591
Accounts payable and accrued expenses	16,146	16,100
Due to affiliates	1,660	1,069
Acquired below market lease intangibles, less accumulated amortization of $45,626 and $42,880, respectively	127,934	130,680
Distributions payable	11,127	11,157
Deferred rental income, derivative and other liabilities	13,380	17,530

Total liabilities	1,916,004	1,944,127

Commitments and contingencies
Redeemable common stock	14,584	14,482

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 210,164,068 and 210,151,692 shares issued and outstanding, respectively	2,102	2,101
Capital in excess of par value	1,883,098	1,882,971
Accumulated distributions in excess of earnings	(432,662)	(409,801)
Accumulated other comprehensive loss	(3,343)	(3,558)

Total stockholders’ equity	1,449,195	1,471,713

Total liabilities and stockholders’ equity	$3,379,783	$3,430,322

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental and other property income	$65,004	$60,983
Tenant reimbursement income	4,524	4,787
Earned income from direct financing leases	472	486
Interest income on mortgage notes receivable	1,565	1,621
Interest income on marketable securities	—	1,938

Total revenue	71,565	69,815

Expenses:
General and administrative expenses	2,228	2,002
Property operating expenses	5,765	5,812
Property and asset management expenses	4,661	4,356
Acquisition related expenses	17	362
Depreciation	15,212	14,657
Amortization	6,982	7,397

Total operating expenses	34,865	34,586

Operating income	36,700	35,229

Other income (expense):
Equity in income of unconsolidated joint ventures and other income	128	168
Gain on sale of marketable securities	—	7,859
Interest expense	(27,025)	(26,521)

Total other expense	(26,897)	(18,494)

Net income	$9,803	$16,735

Weighted average number of common shares outstanding:
Basic	210,176,186	209,271,540

Diluted	210,177,282	209,271,540

Net income per common share:
Basic and diluted	$0.05	$0.08

Distributions declared per common share:
Basic and diluted	$0.16	$0.15

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$9,803	$16,735

Other comprehensive income:
Unrealized loss on marketable securities	—	(1,713)
Reclassification of previous unrealized gain on marketable securities into net income	—	(7,748)
Unrealized gain on interest rate swaps	215	258

Total other comprehensive income (loss)	215	(9,203)

Comprehensive income	$10,018	$7,532

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Capital in	Accumulated Distributions	Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	in Excess of Earnings	Comprehensive Loss	Stockholders’ Equity
Balance, January 1, 2012	210,151,692	$2,101	$1,882,971	$(409,801)	$(3,558)	$1,471,713
Issuance of common stock	1,559,836	16	14,568	—	—	14,584
Distributions to investors	—	—	—	(32,664)	—	(32,664)
Redemptions of common stock	(1,547,460)	(15)	(14,339)	—	—	(14,354)
Changes in redeemable common stock	—	—	(102)	—	—	(102)
Comprehensive income	—	—	—	9,803	215	10,018

Balance, March 31, 2012	210,164,068	$2,102	$1,883,098	$(432,662)	$(3,343)	$1,449,195

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,803	$16,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,212	14,657
Amortization of intangible lease assets and below market lease intangibles, net	5,334	6,045
Amortization of deferred financing costs	1,766	1,679
Amortization of premiums on mortgage notes receivable	179	173
Accretion of discount on marketable securities	—	(684)
Amortization of fair value adjustments of mortgage notes payable assumed	470	478
Bad debt expense	57	18
Equity in income of unconsolidated joint ventures	(121)	(153)
Return on investment from unconsolidated joint ventures	121	226
Gain on sale of marketable securities	—	(7,859)
Changes in assets and liabilities:
Rents and tenant receivables	(1,328)	(1,457)
Prepaid expenses and other assets	443	981
Accounts payable and accrued expenses	46	(392)
Due to affiliates, deferred rental income and other liabilities	(3,344)	(4,379)

Net cash provided by operating activities	28,638	26,068

Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(1,308)	(22,765)
Proceeds from sale of marketable securities	—	20,206
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	878	809
Return of investment from unconsolidated joint ventures	717	1,011
Payment of property escrow deposits	—	(1,150)
Change in restricted cash	2,034	997

Net cash provided by (used in) investing activities	2,321	(892)

Cash flows from financing activities:
Redemptions of common stock	(14,354)	(11,903)
Distributions to investors	(18,110)	(17,351)
Proceeds from notes payable, line of credit and repurchase agreement	37,000	37,189
Repayment of notes payable, line of credit and repurchase agreement	(59,304)	(44,265)
Deferred financing costs paid	—	(409)

Net cash used in financing activities	(54,768)	(36,739)

Net decrease in cash and cash equivalents	(23,809)	(11,563)
Cash and cash equivalents, beginning of period	53,205	45,791

Cash and cash equivalents, end of period	$29,396	$34,228

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

As of March 31, 2012, the Company owned 753 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of March 31, 2012, the rentable space at these properties was 96% leased. As of March 31, 2012, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through an unconsolidated joint venture, the Company also had a non-controlling majority interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri as of March 31, 2012.

The Company ceased offering shares of common stock in its initial primary offering (the “Initial Offering”) on May 22, 2007, and ceased offering shares of common stock in its follow-on offering (the “Follow-on Offering”) on January 2, 2009. The Company continues to issue shares of common stock under its distribution reinvestment plan (the “DRIP Offering”, and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of March 31, 2012, the Company had issued approximately 226.6 million shares of common stock in its Offerings for aggregate gross proceeds of $2.2 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $218.8 million), before share redemptions of $149.1 million. As of March 31, 2012, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer manager fees in the Offerings.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believes listing would be in the best interest of its stockholders. The Company disclosed in its prospectus a targeted liquidity event by May 22, 2017 and in the event it does not obtain listing prior to such date, its charter requires that it either (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation. If neither proposal is approved, the Company may continue to operate as before. On June 28, 2011, the Company disclosed that its sponsor, Cole Real Estate Investments, is actively exploring options to successfully exit the Company’s portfolio. The potential exit strategies the Company is evaluating include, but are not limited to, a sale of the Company or all or a portion of its portfolio, a merger or other business combination, or a listing of the Company’s stock on a national securities exchange. The targeted liquidity date has not yet occurred, and the Company has not finalized a plan for, or had, a liquidity event.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate investments in these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

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

The Company continually evaluates the need to consolidate its joint venture based on standards set forth in GAAP. In determining whether the Company has a controlling interest in its joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company continually monitors certain properties for which it has identified impairment indicators. As of March 31, 2012, the Company had seven properties with an aggregate book value of $53.5 million for which it had assessed the recoverability of the carrying values. For each of these properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying value as of March 31, 2012. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying value. No impairment losses were recorded during each of the three months ended March 31, 2012 or 2011.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of March 31, 2012 or December 31, 2011.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Concentration of Credit Risk

As of March 31, 2012, the Company had cash on deposit, including restricted cash, in four financial institutions, all of which had deposits in excess of federally insured limits totaling $12.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash on deposit to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of March 31, 2012 consisted of the Company’s non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri. Consolidation of this investment is not required as the entity does not qualify as a VIE and does not meet the requirements for consolidation, as defined by GAAP. Both the Company and the joint venture partner must approve decisions about the joint venture’s activities that significantly influence the economic performance of the joint venture. As of March 31, 2012, the aggregate carrying value of assets held within the unconsolidated joint venture was $58.6 million and the face value of the non-recourse mortgage note payable was $34.0 million. As of December 31, 2011, the aggregate carrying value of assets held within the unconsolidated joint ventures was $59.3 million and the face value of the non-recourse mortgage notes payable was $34.1 million.

The Company accounts for its unconsolidated joint venture using the equity method of accounting. The equity method of accounting requires investments to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company evaluates the carrying amount of its investments for impairment which requires the unconsolidated joint venture to be evaluated for potential impairment if the carrying amount of the investment exceeds its estimated fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to the unconsolidated joint ventures for the three months ended March 31, 2012 or 2011. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

New Accounting Pronouncements

In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012, and its provisions were applied to the condensed consolidated unaudited statements of operations and comprehensive income.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

March 31, 2012

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, and accounts payable and accrued expenses – The Company considers the carrying values of these financial assets and liabilities to approximate fair value because of the short period of time between their origination and their expected realization.

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of March 31, 2012 and December 31, 2011. The estimated fair value of these notes was $86.0 million and $85.3 million as of March 31, 2012 and December 31, 2011, respectively, as compared to the carrying value of $75.9 million and $76.7 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.

Notes payable and line of credit – The fair value is estimated using a discounted cash flow analysis based on estimated borrowing rates available to the Company as of March 31, 2012 and December 31, 2011. The estimated fair value of the notes payable and line of credit was $1.8 billion as of March 31, 2012 and December 31, 2011, respectively, as compared to the carrying value of $1.7 billion and $1.8 billion, as of as March 31, 2012 and December 31, 2011, respectively. The fair value of the Company’s notes payable and line of credit is estimated using Level 2 inputs.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,343	$—	$3,343	$—

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

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

The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$—	$81,995
Total gains or losses
Realized gain included in earnings	—	(7,748)
Unrealized loss included in other comprehensive income		(1,713)
Purchases, issuances, settlements, sales and accretion
Purchases	—	—
Issuances	—	—
Settlements	—	—
Sales	—	(12,347)
Accretion of discount included in earnings	—	684

Balance at end of period	$—	$60,871

NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES

The components of investment in direct financing leases as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Minimum lease payments receivable	$20,757	$21,487
Estimated residual value of leased assets	27,854	27,854
Unearned income	(12,870)	(13,342)

Total	$35,741	$35,999

NOTE 5 — REAL ESTATE ACQUISITIONS

2012 Property Acquisitions

The Company made no property acquisitions during the three months ended March 31, 2012.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

2011 Property Acquisitions

During the three months ended March 31, 2011, the Company acquired a 100% interest in two commercial properties for an aggregate purchase price of $8.7 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with a combination of proceeds from the DRIP Offering, cash flows from operations and net proceeds from borrowings. The Company allocated the purchase price of the 2011 Acquisitions to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2011
Land	$2,225
Building and improvements	5,058
Acquired in-place leases	1,289
Acquired above-market leases	98

Total purchase price	$8,670

The Company recorded revenue for the three months ended March 31, 2011 of $85,000 and a net loss of $213,000 related to the 2011 Acquisitions. In addition, the Company expensed $362,000 of acquisition costs for the three months ended March 31, 2011.

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

NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE

As of March 31, 2012, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of March 31, 2012, the Mortgage Notes balance of $75.9 million consisted of the face amount of the Mortgage Notes of $70.0 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.0 million. As of December 31, 2011, the Mortgage Notes balance of $76.7 million consisted of the face amount of the Mortgage Notes of $70.6 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.8 million. The premium and acquisition costs are amortized into interest income over the term of each Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.89%. There were no amounts past due as of March 31, 2012.

The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to the Mortgage Notes for the three months ended March 31, 2012 or 2011. In addition, no allowances for uncollectability were recorded related to the Mortgage Notes as of March 31, 2012 or December 31, 2011.

NOTE 7 — MARKETABLE SECURITIES

During the three months ended March 31, 2011, the Company sold two of its investments in commercial mortgage backed securities (“CMBS”) for $20.2 million, and realized a gain on the sale of $7.9 million. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company had no investments in CMBS as of March 31, 2012.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The table below summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

							Fair Value of Liability
Derivatives designated as	Balance Sheet	Notional	Interest		Effective	Maturity	March 31,	December 31,
hedging instruments	Location	Amount	Rate		Date	Date	2012	2011
Interest Rate Swap	Deferred rental income, derivative and other liabilities	$31,875	6.2%		11/4/2008	10/31/2012	$(634)	$(869)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	14,847	6.2%		6/12/2009	6/11/2012	(79)	(172)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	7,070	5.8%		2/20/2009	3/1/2016	(481)	(497)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	30,000	6.0%		11/24/2009	10/16/2012	(236)	(310)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	111,111	4.9	%(1)	2/28/2011	11/30/2013	(1,673)	(1,558)
Interest Rate Swap	Deferred rental income derivative and other liabilities	38,250	3.5%		9/26/2011	9/26/2014	(240)	(152)

		$233,153					$(3,343)	$(3,558)

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of GAAP, are recorded as a gain or loss in earnings.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The following table summarizes the unrealized gains on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2012	2011
Interest Rate Swaps (1)	$215	$258

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2012 and 2011. No previously effective portion of gains or losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship was reclassified into earnings during the three months ended March 31, 2012 and 2011.

The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivatives in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of March 31, 2012 there have been no termination events or events of default related to the interest rate swaps.

NOTE 9 — NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT

As of March 31, 2012, the Company had $1.7 billion of debt outstanding, consisting of (1) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $286.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt, was $2.5 billion as of March 31, 2012. Additionally, the aggregate balance of gross real estate assets that are part of the Credit Facility’s unencumbered borrowing base was $632.6 million. The combined weighted average interest rate was 5.58% and the weighted average years to maturity was 4.06 years as of March 31, 2012.

The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and Variable Rate Debt. Based on the Company’s analysis and review of its results of operations and financial condition as of March 31, 2012, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable.

Notes Payable

The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.85%, and various maturity dates ranging from June 2012 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate related assets on which the debt was placed. During the three months ended March 31, 2012, the Company repaid $15.3 million of fixed rate debt, including monthly principal payments on amortizing loans.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

During the three months ended March 31, 2012, the Company borrowed $37.0 million and repaid $44.0 million under the Credit Facility. As of March 31, 2012, the Company had $111.1 million outstanding under the Term Loan and an additional $175.0 million in Revolving Loans. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement relating to a certain property with that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of March 31, 2012. Revolving Loans outstanding as of March 31, 2012 bore interest at 3.74%.

Repurchase Agreement

Prior to the sale of the Company’s investment in CMBS, the CMBS were pledged as collateral to a bank under a repurchase agreement (the “Repurchase Agreement”), which provided secured borrowings. As of March 31, 2012, there were no amounts outstanding or available under the Repurchase Agreement. During the three months ended March 31, 2011, the Company borrowed $8.1 million under the Repurchase Agreement and repaid $17.7 million under the Repurchase Agreement, of which $14.2 million was in connection with the sale of the Company’s investment in two CMBS.

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$11,127	$11,116
Common stock issued through the DRIP Offering	$14,584	$14,884
Net unrealized loss on marketable securities	$—	$(1,713)
Reclassification of unrealized gain on marketable securities into net income	$—	$7,748
Net unrealized gain on interest rate swaps	$215	$258
Accrued capital expenditures	$—	$684
Accrued deferred financing costs	$—	$25
Supplemental Cash Flow Disclosures:
Interest paid	$24,868	$24,243

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties is reasonably possible to have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.

DRIP Offering

During the three months ended March 31, 2012 and 2011, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering.

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

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager, which is an affiliate of its advisor, up to (1) 2.0% of gross revenues received from the Company’s single tenant properties and (2) 4.0% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties do not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company also reimburses Cole Realty Advisors’ costs of managing and leasing the properties.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The Company incurred the following fees and expense reimbursements for services provided by Cole Advisors II or its affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$12	$413
Asset management fees and expenses	$2,293	$2,158
Property management and leasing fees and expenses	$2,303	$2,103
Operating expenses	$455	$433
Financing coordination fees	$—	$111

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

If the Company’s portfolio is liquidated, after investors have received a return of their net capital contributions and an 8% annual cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds.

If the Company’s common stock is listed on a national securities exchange, a fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual cumulative, non-compounded return to investors will be paid to Cole Advisors II.

If the advisory agreement with Cole Advisors II is terminated, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors II, a performance fee of 10% of the amount, if any, by which (1) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (2) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid to the extent that the Company has already paid or become obligated to pay Cole Advisors II a subordinated participation in net sale proceeds or the Subordinated Incentive Listing Fee.

During the three months ended March 31, 2012, and 2011, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.

Due to Affiliates

As of March 31, 2012 and December 31, 2011, $1.7 million and $1.1 million, respectively, had been incurred, primarily for asset management fees and expenses and general and administrative expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.

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

COLE CREDIT PROPERTY TRUST II, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 14 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN

The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2012, the Company had granted options to purchase 50,000 shares under the IDISOP and options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of five years. No shares were granted or exercised pursuant to the IDSOP for the three months ended March 31, 2012 and 2011. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.

During the three months ended March 31, 2012 and 2011, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested share-based compensation awards granted under the IDSOP had previously been recognized. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.

Note 15 — Subsequent Events

Issuance of shares of common stock through DRIP

As of May 14, 2012, the Company had raised $2.3 billion of gross proceeds through the issuance of approximately 227.6 million shares of its common stock in the Offerings (including shares issued pursuant to the DRIP). Shares issued subsequent to March 31, 2012 were issued pursuant to the DRIP Offering.

Redemption of Shares of Common Stock

Subsequent to March 31, 2012, the Company redeemed approximately 1.6 million shares for $14.5 million at an average price per share of $9.29.

Notes Payable and Line of Credit

Subsequent to March 31, 2012, the Company borrowed $21.0 million and repaid $10.0 million under the Credit Facility. As of May 14, 2012, the Company had $297.1 million outstanding under the Credit Facility and $52.4 million available for borrowing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2011.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 91% and 87% of total revenue for the three months ended March 31, 2012 and 2011, respectively. As 96% of our rentable square feet was under lease as of March 31, 2012, with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of March 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 50%, with 10% of the debt, or $179.3 million, including $175.0 million in Revolving Loans outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

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

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first quarter of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2012, 96% of our rentable square feet was under lease. During the three months ended March 31, 2012, our percentage of rentable square feet under lease remained stable. However, if the recent improvements in economic conditions do not continue, we may experience additional vacancies or be required to reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

As a result of these improvements in market conditions, we have begun evaluating potential strategies to exit our portfolio. Potential exit strategies we are evaluating include, but are not limited to, a sale of the Company or all or a portion of its portfolio, a merger or other business combination, or a listing of the Company’s stock on a national securities exchange.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of March 31, 2012 and 2011:

	septemberse 30,	septemberse 30,
	March 31,
	2012	2011
Number of commercial properties	753	727
Approximate rentable square feet (1)	21.2 million	20.7 million
Percentage of rentable square feet leased	96%	95%

(1)	Including square feet of the buildings on land that are subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the three months ended March 31, 2012 and 2011:

	september 30,	september 30,
	Three Months Ended March 31,
	2012	2011
Commercial properties acquired	—	2
Approximate purchase price of acquired properties	$—	$8.7 million
Approximate rentable square feet	—	26,000

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue. Revenue increased $1.8 million, or 3%, to $71.6 million for the three months ended March 31, 2012, compared to $69.8 million for the three months ended March 31, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 87% of total revenues during the three months ended March 31, 2012 and 2011, respectively.

Rental and other property income increased $4.0 million, or 7%, to $65.0 million for the three months ended March 31, 2012, compared to $61.0 million for the three months ended March 31, 2011. The increase was primarily due to the acquisition of 26 properties subsequent to March 31, 2011 combined with additional revenue from the expansion and improvements to an existing property as discussed in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income remained relatively constant decreasing $263,000, or 5%, to $4.5 million for the three months ended March 31, 2012, compared to $4.8 million for the three months ended March 31, 2011.

Earned income from direct financing leases remained relatively constant, decreasing $14,000, or 3%, to $472,000 for the three months ended March 31, 2012, compared to $486,000 for the three months ended March 31, 2011. We owned 13 properties accounted for as direct financing leases for each of the three months ended March 31, 2012 and 2011.

Interest income on mortgage notes receivable remained relatively constant at $1.6 million, decreasing $56,000, or 3%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended March 31, 2012 and 2011. We expect interest income to decrease in future periods as the proportion of principal payments received increases.

There was no interest income on marketable securities recorded during the three months ended March 31, 2012, compared to $1.9 million recorded for the three months ended March 31, 2011. The decrease was due to the sale of all of our CMBS bonds during the year ended December 31, 2011.

General and Administrative Expenses. General and administrative expenses increased $226,000, or 11%, to $2.2 million for the three months ended March 31, 2012, compared to $2.0 million for the three months ended March 31, 2011. The increase was primarily due to an increase in insurance expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was partially offset by lower fees for unused amounts under our Credit Facility due to an increase in the amount outstanding on the line of credit. The primary general and administrative expense items are legal and accounting fees, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, and other licenses and fees.

Property Operating Expenses. Property operating expenses remained relatively constant at $5.8 million, decreasing $47,000, or 1%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.

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

Property and asset management expenses increased $305,000, or 7%, to $4.7 million for the three months ended March 31, 2012, compared to $4.4 million for the three months ended March 31, 2011. Of this amount, property management expenses increased to $2.4 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011, and asset management expenses increased to $2.3 million for the three months ended March 31, 2012, from $2.2 million for the three months ended March 31, 2011. These increases were primarily due to an increase in property and asset management fees related to 26 new properties acquired subsequent to March 31, 2011, combined with an increase in our asset base related to the board of directors’ determination of the share value of $9.35 as of July 27, 2011, compared to the previously determined share value of $8.05.

Acquisition Related Expenses. Acquisition related expenses decreased $345,000, or 95%, to $17,000 for the three months ended March 31, 2012, compared to $362,000 recorded for the three months ended March 31, 2011. During the three months ended March 31, 2012 we made no real estate acquisitions and during the three months ended March 31, 2011 we acquired two properties for $8.7 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively consistent increasing $140,000, or 1%, to $22.2 million for the three months ended March 31, 2012, compared to $22.1 million for the three months ended March 31, 2011. The increase was primarily related to depreciation and amortization on 26 new properties acquired subsequent to March 31, 2011.

Equity in Income of Unconsolidated Joint Ventures and Other Income. Equity in income of unconsolidated joint ventures and other income decreased $40,000, or 24%, to $128,000 during the three months ended March 31, 2012, compared to $168,000 during the three months ended March 31, 2011. The decrease was primarily due to the sale of our interest in one of our unconsolidated joint ventures on September 30, 2011.

Gain on Sale of Marketable Securities. During the three months ended March 31, 2011, we recorded a gain on sale of marketable securities of $7.9 million in connection with the sale of two CMBS bonds. No similar transactions occurred during the three months ended March 31, 2012.

Interest Expense. Interest expense increased $504,000, or 2%, to $27.0 million for the three months ended March 31, 2012, compared to $26.5 million during the three months ended March 31, 2011, primarily due to an increase of $32.4 million in the average outstanding debt balance resulting from borrowings incurred to acquire 26 properties subsequent to March 31, 2011.

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

Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2012 and 2011 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended March 31,
	2012	2011
NET INCOME	$9,803	$16,735
Depreciation of real estate assets	15,212	14,657
Amortization of lease related costs	6,982	7,397
Depreciation and amortization of real estate assets in unconsolidated joint ventures	303	550

Funds from operations (FFO)	32,300	39,339
Acquisition related expenses	17	362

Modified funds from operations (MFFO)	$32,317	$39,701

Set forth below is additional information that may be helpful in assessing our operating results:

•

In March 2011, we sold two CMBS bonds for $20.2 million, and realized a gain on the sale of $7.9 million, of which $7.7 million had previously been recorded in other comprehensive income. No sales of CMBS bonds occurred during the three months ended March 31, 2012.

•

In order to recognize rental income on a straight-line basis over the terms of the respective leases, we recognized additional rental income by straight-lining rental income of $2.9 million and $2.7 million during the three months ended March 31, 2012 and 2011, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $7,000 and $8,000 for the three months ended March 31, 2012 and 2011, respectively, is included in equity in income of unconsolidated joint ventures.

•

Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.2 million during the three months ended March 31, 2012 and 2011, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $9,000 and $135,000 for the three months ended March 31, 2012 and 2011 respectively, which is included in equity in income of unconsolidated joint ventures.

Distributions

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

During the three months ended March 31, 2012 and 2011, we paid distributions of $32.7 million and $32.2 million, including $14.6 million and $14.9 million, respectively, through the issuance of shares pursuant to our DRIP Offering. Our distributions for the three months ended March 31, 2012 were funded by net cash provided by operating activities of $28.6 million, or 88%, return of capital from our unconsolidated joint venture and cash received from mortgage notes receivable and real estate assets under direct financing leases of $1.6 million, or 5%, and a portion of the net proceeds from the sale of marketable securities during the year ended December 31, 2011 of $2.5 million, or 7%. Our distributions for the three months ended March 31, 2011 were funded by net cash provided by operating activities of $26.1 million, or 81%, return of capital from unconsolidated joint ventures of $1.0 million, or 3%, and proceeds from the sale of marketable securities of $5.1 million, or 16%.

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

Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the most recently disclosed Estimated Share Value. As of March 31, 2012, the Estimated Share Value was $9.35 per share, as determined by the board of directors on July 27, 2011. During the three months ended March 31, 2012, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 4.2 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 1.6 million shares were redeemed for $14.5 million at an average price of $9.29 per share subsequent to March 31, 2012. The remaining redemption requests relating to approximately 2.6 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. Requests for redemptions that are not fulfilled in a period may be resubmitted by stockholders in a subsequent period. Unfulfilled requests for redemptions are not carried over automatically to subsequent redemption periods. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Current Report on Form 8-K filed on November 18, 2011. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering.

Liquidity and Capital Resources

General

Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to and redemptions by our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and on our cash balances and by distributions from our unconsolidated joint venture. We expect to utilize the available cash from issuance of shares under the DRIP Offering, available borrowings on our Credit Facility and possible additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.

As of March 31, 2012, we had cash and cash equivalents of $29.4 million and available borrowings of $63.4 million under our Credit Facility. Additionally, as of March 31, 2012, we had unencumbered properties with a gross book value of $975.0 million, including $632.6 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”) that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrow base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations and borrowings from our Credit Facility. As of March 31, 2012, we had a total of $120.9 million of Fixed Rate Debt maturing within the next 12 months. Of the $120.9 million of debt maturing in the next 12 months, $77.0 million contains extension options. In addition, $29.9 million of the $120.9 million includes hyper-amortization provisions that would allow us to extend the maturity date by 25 years and would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. If we are unable to extend, finance, or refinance the amounts maturing of $120.9 million, we expect to pay down any remaining amounts through a combination of the use of available cash, cash provided by property operations, available borrowings on our Credit Facility, under which $63.4 million was available as of March 31, 2012, borrowings on our unencumbered properties, proceeds from our DRIP Offering, and/or the strategic sale of real estate and related assets. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and the amount of available borrowings on our Credit Facility.

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

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering, cash advanced to us by our advisor, borrowing on our Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower.

We expect that substantially all net cash resulting from the DRIP Offering or debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and redemption of shares from our stockholders.

As of March 31, 2012, we had received and accepted subscriptions for approximately 226.6 million shares of common stock in the Offerings for gross proceeds of $2.2 billion. As of March 31, 2012, we had redeemed a total of approximately 16.5 million shares of common stock for a cost of $149.2 million. Redemption requests relating to approximately 2.6 million shares that were received during the three months ended March 31, 2012 went unfulfilled.

As of March 31, 2012, we had $1.7 billion of debt outstanding, consisting of (1) $1.5 billion of Fixed Rate Debt, which includes $122.0 million of variable rate debt swapped to fixed rates, (2) $4.3 million of Variable Rate Debt and (3) $286.1 million outstanding under the Credit Facility, which includes $111.1 million swapped to a fixed rate. The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.85%, and various maturity dates ranging from June 2012 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. As of March 31, 2012, the interest rate in effect for Revolving Loans under the Credit Facility was 3.74% and the Term Loan was fixed at a rate of 4.94% per annum based on our overall leverage levels. The ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of March 31, 2012, was 50% and the weighted average years to maturity was 4.1 years. Our contractual obligations as of March 31, 2012 were as follows (in thousands):

	Payments due by period (1) (2) (3)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (4)	$1,465,205	$120,856	$52,929	$598,530	$692,890
Interest payments — fixed rate debt (5)	383,051	83,022	155,863	119,890	24,276
Principal payments — variable rate debt	4,250	—	4,250	—	—
Interest payments — variable rate debt (6)	318	128	190	—	—
Principal payments — credit facility	286,111	—	286,111	—	—
Interest payments — credit facility (5) (7)	21,021	12,237	8,784	—	—

Total	$2,159,956	$216,243	$508,127	$718,420	$717,166

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)	Principal paydown amounts are included in payments due by period.
(3)	The table above does not include loan amounts associated with the unconsolidated joint venture, with a face amount totaling $34.0 million which matures in October 2012, as this loan is non-recourse to us.
(4)	Principal payment amounts reflect actual payments based on face amount of notes payable. As of March 31, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $9.8 million.
(5)	As of March 31, 2012, we had $233.2 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(6)	A rate of 2.99% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of March 31, 2012.
(7)	Payment obligations for the Term Loan and Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 3.74%, respectively, in effect as of March 31, 2012.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Operating Activities. Net cash provided by operating activities increased $2.6 million, or 10%, to $28.6 million for the three months ended March 31, 2012, compared to $26.1 million for the three months ended March 31, 2011. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization and gain on sale of marketable securities of $1.5 million, combined with a decrease in the change in due to affiliates, deferred rental income and other liabilities of $1.0 million and a decrease in the change in accounts payable and accrued expenses of $438,000 for the three months ended March 31, 2012 compared to March 31, 2011. These increases were partially offset by a decrease in the change in prepaid expenses and other assets of $538,000 for the three months ended March 31, 2012 compared to March 31, 2011. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash provided by investing activities increased $3.2 million to $2.3 million for the three months ended March 31, 2012, compared to net cash used in investing activities of $892,000 for the three months ended March 31, 2011. The increase was primarily due to a decrease in cash used in investment in real estate and related assets of $21.5 million, as there were no real estate acquisitions during the three months ended March 31, 2012, compared to the acquisition of two properties for a total purchase price of $8.7 million, combined with an increase in the additions to real estate assets of $12.0 million resulting from a build out at one of our properties during the three months ended March 31, 2011. In addition, we paid $1.2 million in property escrow deposits during the three months ended March 31, 2011 and no such payments were made during the three months ended March 31, 2012. These amounts were partially offset by a decrease in proceeds from sale of marketable securities of $20.2 million, as no sales occurred during the three months ended March 31, 2012.

Financing Activities. Net cash used in financing activities increased $18.0 million, or 49%, to $54.8 million for the three months ended March 31, 2012 compared to $36.7 million for the three months ended March 31, 2011. The increase in cash used was primarily due to an increase in the repayment of mortgage notes payable, the Credit Facility and our Repurchase Agreement of $15.0 million, combined with an increase in cash used for the redemptions of common stock of $2.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Investment in Direct Financing Leases;

•	Investment in Mortgage Notes Receivable;

•	Investment in Marketable Securities;

•	Investment in Unconsolidated Joint Venture;

•	Revenue Recognition;

•	Income Taxes; and

•	Derivative Instruments and Hedging Activities.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the three months ended March 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees, real estate commissions and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 15 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:

•	Issuance of shares of common stock through our DRIP Offering;

•	Redemption of shares of common stock; and

•	Notes payable and line of credit.

New Accounting Pronouncements

We adopted new accounting pronouncements during the three months ended March 31, 2012. Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably possible to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

As of March 31, 2012, $179.3 million of the $1.7 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. Revolving Loans under the Credit Facility bore interest at 3.74%. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of March 31, 2012, an increase of 50 basis points in interest rates would result in a change in interest expense of $900,000 per year, assuming all of our derivatives remain effective hedges.

As of March 31, 2012, we had six interest rate swap agreements outstanding, which mature on various dates from June 2012 through March 2016, with an aggregate notional amount under the swap agreements of $233.2 million and an aggregate net fair value of ($3.3) million. The fair value of these interest rate swaps is dependent upon existing market interest rates and swap spreads. As of March 31, 2012, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.7 million. These interest rate swaps were designated as hedging instruments.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2012, we had accepted subscriptions for 226.6 million shares (including shares sold pursuant to our DRIP Offering and net of redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.2 billion, out of which we paid $171.8 million in selling commissions and dealer manager fees, $70.4 million in acquisition fees, $23.1 million in finance coordination fees, and $16.3 million in organization and offering costs to our advisor or its affiliates. We paid no selling commissions, dealer manager fees, acquisition fees, finance coordination fees or organization and offering costs to Cole Capital during the three months ended March 31, 2012.

Total net offering proceeds from the Offerings are $1.9 billion as of March 31, 2012. With the net offering proceeds and indebtedness, we acquired $3.5 billion in real estate and related assets net of gross intangible lease liabilities. As of May 14, 2012, we had sold an aggregate of approximately 227.6 million shares in our Offerings for gross offering proceeds of $2.3 billion (including shares sold pursuant to our DRIP Offering). We did not sell any unregistered equity securities during the three months ended March 31, 2012.

Our board of directors has adopted a share redemption program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. Under the terms of the share redemption program, during any calendar year, we will redeem shares on a quarterly basis, at the rate of approximately one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year (including shares requested for redemption upon the death of a stockholder). Funding for redemptions for each quarter are limited to the net proceeds we receive from the sale of shares, in that quarter, under our DRIP Offering. These limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any twelve month period. Our board of directors also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2012, we redeemed shares as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under the
	Redeemed	Paid per Share	Plans or Programs	Plans or Programs
January 2012	—	$—	—	(1)
February 2012	1,547,460	$9.28	1,547,460	(1)
March 2012	—	$—	—	(1)

Total	1,547,460		1,547,460	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

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

Cole Credit Property Trust II, Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name: Gavin B. Brandon
Title: Vice President of Accounting (Principal Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Fifth Articles of Amendment and Restatement, as corrected (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 333-121094), filed on March 23, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 333-121094), filed on September 6, 2005).

3.3	Articles of Amendment to Fifth Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.