Form 10-Q
period 2012-06-30
Cole Credit Property Trust II Inc
filed 2012-08-14
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-51963
_______________________________________________
COLE CREDIT PROPERTY TRUST II, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

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
______________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 13, 2012, there were 209,605,926 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2012 have been prepared by Cole Credit Property Trust II, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$863,088	$863,257
Building and improvements, less accumulated depreciation of $268,496 and $238,688, respectively	1,932,397	1,959,922
Real estate assets under direct financing leases, less unearned income of $12,398 and $13,342, respectively	35,482	35,999
Acquired intangible lease assets, less accumulated amortization of $143,969 and $128,544, respectively	307,431	323,298
Total investment in real estate assets, net	3,138,398	3,182,476
Investment in mortgage notes receivable, net	75,139	76,745
Total investment in real estate and mortgage assets, net	3,213,537	3,259,221
Cash and cash equivalents	27,392	53,205
Restricted cash	8,986	11,811
Investment in unconsolidated joint venture	21,686	22,334
Rents and tenant receivables, less allowance for doubtful accounts of $194 and $547, respectively	60,458	57,403
Prepaid expenses and other assets	3,245	3,739
Deferred financing costs, less accumulated amortization of $19,981 and $17,751, respectively	19,434	22,609
Total assets	$3,354,738	$3,430,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,747,505	$1,767,591
Accounts payable and accrued expenses	18,496	16,100
Due to affiliates	1,319	1,069
Acquired below market lease intangibles, less accumulated amortization of $48,249 and $42,880, respectively	125,092	130,680
Distributions payable	10,766	11,157
Deferred rental income, derivative and other liabilities	13,260	17,530
Total liabilities	1,916,438	1,944,127
Commitments and contingencies
Redeemable common stock	14,394	14,482
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 210,137,757 and 210,151,692 shares issued and outstanding, respectively	2,101	2,101
Capital in excess of par value	1,883,140	1,882,971
Accumulated distributions in excess of earnings	(458,565)	(409,801)
Accumulated other comprehensive loss	(2,770)	(3,558)
Total stockholders’ equity	1,423,906	1,471,713
Total liabilities and stockholders’ equity	$3,354,738	$3,430,322
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$65,525	$62,853	$130,529	$123,836
Tenant reimbursement income	3,259	3,906	7,783	8,693
Earned income from direct financing leases	472	485	944	971
Interest income on mortgage notes receivable	1,548	1,611	3,113	3,232
Interest income on marketable securities	—	521	—	2,459
Total revenue	70,804	69,376	142,369	139,191
Expenses:
General and administrative expenses	3,267	1,941	5,495	3,943
Property operating expenses	5,546	5,655	11,311	11,467
Property and asset management expenses	4,281	4,106	8,942	8,462
Acquisition related expenses	—	1,956	17	2,318
Depreciation	15,205	14,912	30,417	29,569
Amortization	7,328	7,077	14,310	14,474
Impairment of real estate assets	1,979	—	1,979	—
Total operating expenses	37,606	35,647	72,471	70,233
Operating income	33,198	33,729	69,898	68,958
Other income (expense):
Equity in income of unconsolidated joint ventures and other income	412	368	540	536
Gain on sale of marketable securities	—	7,728	—	15,587
Interest expense	(26,855)	(26,898)	(53,880)	(53,419)
Total other expense	(26,443)	(18,802)	(53,340)	(37,296)
Net income	$6,755	$14,927	$16,558	$31,662
Weighted average number of common shares outstanding:
Basic	210,142,692	209,586,828	210,159,439	209,430,055
Diluted	210,143,788	209,586,828	210,160,535	209,430,055
Net income per common share:
Basic and diluted	$0.03	$0.07	$0.08	$0.15
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,755	$14,927	$16,558	$31,662
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	—	(1,713)
Reclassification of previous unrealized gain on marketable securities into net income	—	(6,906)	—	(14,654)
Unrealized gain (loss) on interest rate swaps	573	(955)	788	(697)
Total other comprehensive income (loss)	573	(7,861)	788	(17,064)
Comprehensive income	$7,328	$7,066	$17,346	$14,598
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	210,151,692	$2,101	$1,882,971	$(409,801)	$(3,558)	$1,471,713
Issuance of common stock	3,098,850	31	28,943	—	—	28,974
Distributions to investors	—	—	—	(65,322)	—	(65,322)
Redemptions of common stock	(3,112,785)	(31)	(28,862)	—	—	(28,893)
Changes in redeemable common stock	—	—	88	—	—	88
Comprehensive income	—	—	—	16,558	788	17,346
Balance, June 30, 2012	210,137,757	$2,101	$1,883,140	$(458,565)	$(2,770)	$1,423,906
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$16,558	$31,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,417	29,569
Amortization of intangible lease assets and below market lease intangibles, net	10,944	11,292
Amortization of deferred financing costs	3,458	3,380
Amortization of premiums on mortgage notes receivable	358	349
Accretion of discount on marketable securities	—	(846)
Amortization of fair value adjustments of mortgage notes payable assumed	949	939
Bad debt expense	55	(92)
Impairment of real estate assets	1,979	—
Equity in income of unconsolidated joint ventures	(467)	(390)
Return on investment from unconsolidated joint ventures	467	465
Property condemnation gain	(55)	(92)
Gain on sale of marketable securities	—	(15,587)
Changes in assets and liabilities:
Rents and tenant receivables	(3,110)	(4,858)
Prepaid expenses and other assets	1,509	1,886
Accounts payable and accrued expenses	1,199	1,683
Due to affiliates, deferred rental income and other liabilities	(3,312)	(4,843)
Net cash provided by operating activities	60,949	54,517
Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(4,249)	(94,143)
Proceeds from sale of marketable securities	—	82,061
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	1,765	1,614
Return of investment from unconsolidated joint ventures	648	1,248
Refund of property escrow deposits	—	1,090
Payment of property escrow deposits	—	(1,290)
Proceeds from easement of real estate assets	75	247
Change in restricted cash	2,825	(2,464)
Net cash provided by (used in) investing activities	1,064	(11,637)
Cash flows from financing activities:
Redemptions of common stock	(28,893)	(24,120)
Distributions to investors	(36,739)	(35,290)
Proceeds from notes payable, line of credit and repurchase agreement	77,000	140,796
Repayment of notes payable, line of credit and repurchase agreement	(98,035)	(147,187)
Payment of loan deposits	(1,015)	—
Deferred financing costs paid	(144)	(1,404)
Net cash used in financing activities	(87,826)	(67,205)
Net decrease in cash and cash equivalents	(25,813)	(24,325)
Cash and cash equivalents, beginning of period	53,205	45,791
Cash and cash equivalents, end of period	$27,392	$21,466
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2012

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
As of June 30, 2012, the Company owned 753 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of June 30, 2012, the rentable space at these properties was 96% leased. As of June 30, 2012, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease. Through an unconsolidated joint venture, the Company also had a non-controlling majority interest in a 386,000 square foot multi-tenant retail building in Independence, Missouri as of June 30, 2012.
The Company ceased offering shares of common stock in its initial primary offering (the “Initial Offering”) on May 22, 2007, and ceased offering shares of common stock in its follow-on offering (the “Follow-on Offering”) on January 2, 2009. The Company continues to issue shares of common stock under its distribution reinvestment plan (the “DRIP Offering”, and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of June 30, 2012, the Company had issued approximately 228.2 million shares of common stock in its Offerings for aggregate gross proceeds of $2.3 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $233.2 million), before share redemptions of $163.7 million. As of June 30, 2012, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer manager fees in the Offerings.
The Company's stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believes listing would be in the best interest of its stockholders. The Company disclosed in its prospectus a targeted liquidity event by May 22, 2017 and in the event it does not obtain listing prior to such date, its charter requires that it either (1) seek stockholder approval of an extension or elimination of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation. If neither proposal is approved, the Company may continue to operate as before. The Company is actively exploring options to successfully exit its portfolio. The potential exit strategies the Company is evaluating include, but are not limited to, a sale of the Company or all or a portion of its portfolio, a merger or other business combination, or a listing of the Company's stock on a national securities exchange. However, the Company has not yet finalized a plan for, or had, a liquidity event.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

The Company evaluates its relationships and investments to determine if it has variable interests.  A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns.  If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”).  A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. The Company has no relationship, investment or other interests in entities  that are or were required to be consolidated because the Company has no variable interests in an entity that qualifies as a VIE.
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
Valuation of Real Estate and Related Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.
The Company continually monitors certain properties for which it has identified impairment indicators. As of June 30, 2012, the Company had seven properties with an aggregate book value of $53.1 million for which it had assessed the recoverability of the carrying amounts. For six of these properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying amount as of June 30, 2012. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. The Company identified one property during the three and six months ended June 30, 2012 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was less than the carrying value of the property. As a result, the Company reduced the carrying value of the real estate and related assets to their estimated fair value by recognizing an impairment loss of $2.0 million during the three and six months ended June 30, 2012. No impairment losses were recorded during the three and six months ended June 30, 2011.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2012 or December 31, 2011.
Concentration of Credit Risk
As of June 30, 2012, the Company had cash on deposit, including restricted cash, in four financial institutions, all of which had deposits in excess of federally insured levels totaling $14.8 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Investment in Unconsolidated Joint Venture
Investment in unconsolidated joint venture as of June 30, 2012 consists of the Company’s non-controlling majority interest in a joint venture that owns a multi-tenant property in Independence, Missouri. As of June 30, 2012, the aggregate carrying amount of assets held within the unconsolidated joint venture was $58.6 million and the face value of the non-recourse mortgage note payable was $33.8 million. As of December 31, 2011, the aggregate carrying value of assets held within the unconsolidated joint venture was $59.3 million and the face value of the non-recourse mortgage note payable was $34.1 million.
The Company accounts for the unconsolidated joint venture using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the unconsolidated joint venture for the six months ended June 30, 2012 or 2011. The Company recognizes gains or losses on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.
New Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company elected to present two separate but consecutive statements herein.

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
June 30, 2012

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
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
During the three and six months ended June 30, 2012, real estate assets with a carrying amount of $3.8 million related to one property were deemed to be impaired and their carrying values were reduced to their estimated fair value of $1.8 million, resulting in an impairment charge of $2.0 million, which is included in impairment of real estate assets on the condensed consolidated unaudited statement of operations for the three and six months ended June 30, 2012. A summary of such real estate assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2012 is as follows (in thousands):

	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Description:
Investment in real estate assets	$1,751	$—	$—	$1,751	$1,979
During the year ended December 31, 2011, there were no real estate assets measured at fair value on a non-recurring basis.
The Company's estimated fair value was primarily based upon a discounted cash flow analysis and an estimated sales price provided by a third party broker. The discounted cash flow analysis was comprised of unobservable inputs, including internally prepared probability-weighted cash flow estimates, which included estimated future market rental income, property operating expenses, the expected number of months to re-lease the property and estimated tenant improvements, which are all considered Level 3 inputs. In addition, the discounted cash flow analysis utilized observable discount rates and terminal capitalization rates, which were based on available information obtained from third-party service provider reports, which are considered Level 2 inputs.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of June 30, 2012 and December 31, 2011. The estimated fair value of these notes was $86.6 million and $85.3 million as of June 30, 2012 and December 31, 2011, respectively, as compared to the carrying value of $75.1 million and $76.7 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.
Notes payable and line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of June 30, 2012 and December 31, 2011. The estimated fair value of the notes payable and line of credit was $1.8 billion as of June 30, 2012 and December 31, 2011, respectively, as compared to the carrying value of $1.7 billion and $1.8 billion, as of as June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s notes payable and line of credit is estimated using Level 2 inputs.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2012, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011(in thousands):

	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,770	$—	$2,770	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,558	$—	$3,558	$—

The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$—	$81,995
Total gains or losses
Realized gain included in earnings	—	15,587
Reclassification of previous unrealized gain out of other comprehensive income	—	(14,654)
Unrealized loss included in other comprehensive income	—	(1,713)
Purchases, issuances, settlements, sales and accretion
Purchases	—	—
Issuances	—	—
Settlements	—	(82,061)
Accretion of discount included in earnings	—	846
Balance at end of period	$—	$—

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

NOTE 4 —	INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Minimum lease payments receivable	$20,026	$21,487
Estimated residual value of leased assets	27,854	27,854
Unearned income	(12,398)	(13,342)
Total	$35,482	$35,999

NOTE 5 —	REAL ESTATE ACQUISITIONS
2012 Property Acquisitions
The Company made no property acquisitions during the six months ended June 30, 2012.

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
The Company recorded revenue for the three and six months ended June 30, 2011 of $1.3 million and $1.4 million, respectively, and a net loss for the three and six months ended June 30, 2011 of $1.0 million and $1.2 million, respectively, related to the 2011 Acquisitions. In addition, the Company recorded $2.0 million and $2.3 million of acquisition related expenses for the three and six months ended June 30, 2011, respectively.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

NOTE 6 —	INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of June 30, 2012, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of June 30, 2012, the Mortgage Notes balance of $75.1 million consisted of the face amount of the Mortgage Notes of $69.3 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.1 million. As of December 31, 2011, the Mortgage Notes balance of $76.7 million consisted of the face amount of the Mortgage Notes of $70.6 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.8 million. The premium and acquisition costs are amortized into interest income over the term of each Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.89%. There were no amounts past due as of June 30, 2012.
The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to the Mortgage Notes for the six months ended June 30, 2012 or 2011. In addition, no allowances for uncollectability were recorded related to the Mortgage Notes as of June 30, 2012 or December 31, 2011.

NOTE 7 —	MARKETABLE SECURITIES
During the six months ended June 30, 2011, the Company sold all six of its investments in commercial mortgage backed securities (“CMBS”) for $82.1 million, and realized a gain on the sale of $15.6 million. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company had no investments in CMBS as of June 30, 2012.

NOTE 8 —	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
Derivatives designated as	Balance Sheet	Notional	Interest	Effective	Maturity	June 30, 2012	December 31, 2011
hedging instruments	Location	Amount	Rate	Date	Date
Interest Rate Swap	Deferred rental income, derivative and other liabilities	$31,781	6.2%	11/04/2008	10/31/2012	$(359)	$(869)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	14,847	6.2%	06/12/2009	06/11/2012	—	(172)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	7,037	5.8%	02/20/2009	03/01/2016	(512)	(497)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	30,000	6.0%	11/24/2009	10/16/2012	(124)	(310)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	111,111	4.9%	02/28/2011	11/30/2013	(1,460)	(1,558)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	38,250	3.5%	09/26/2011	09/26/2014	(315)	(152)
		$233,026				$(2,770)	$(3,558)

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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income or loss.
The following table summarizes the unrealized gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest Rate Swaps (1)	$573	$(956)	$788	$(697)

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the six months ended June 30, 2012 or 2011. No previously effective portions of losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship were reclassified into earnings during the six months ended June 30, 2012 or 2011.

The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of both June 30, 2012 and 2011, there were no termination events or events of default related to the interest rate swaps.

NOTE 9 —	NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT
As of June 30, 2012, the Company had $1.7 billion of debt outstanding, consisting of (1) $1.4 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $316.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt, was $2.5 billion as of June 30, 2012. Additionally, the aggregate balance of gross real estate assets that are part of the Credit Facility’s unencumbered borrowing base was $635.4 million. The combined weighted average interest rate was 5.56% and the weighted average years to maturity was 3.82 years as of June 30, 2012.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and Variable Rate Debt. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of June 30, 2012.
Notes Payable
The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.85%, and various maturity dates ranging from August, 2012 through August, 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September, 2014. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate related assets on which the debt was placed. During the six months ended June 30, 2012, the Company repaid $44.0 million of fixed rate debt, including monthly principal payments on amortizing loans.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

During the six months ended June 30, 2012, the Company borrowed $77.0 million and repaid $54.0 million under the Credit Facility. As of June 30, 2012, the Company had $111.1 million outstanding under the Term Loan and an additional $205.0 million in Revolving Loans outstanding. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement relating to a certain property with that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of June 30, 2012. Revolving Loans outstanding as of June 30, 2012 bore interest at a weighted average interest rate of 3.93%.
Repurchase Agreement
Prior to the sale of the Company’s investment in CMBS, the CMBS were pledged as collateral to a bank under a repurchase agreement (the “Repurchase Agreement”), which provided secured borrowings. As of June 30, 2012, there were no amounts outstanding or available under the Repurchase Agreement. During the six months ended June 30, 2011, the Company borrowed $10.7 million under the Repurchase Agreement and repaid the total amount outstanding of $65.0 million in connection with the sale of all the Company’s investments in CMBS.

NOTE 10 —	SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$10,766	$10,772
Common stock issued through the DRIP Offering	$28,974	$29,947
Net unrealized loss on marketable securities	$—	$(1,713)
Reclassification of unrealized gain on marketable securities into net income	$—	$14,654
Net unrealized gain (loss) on interest rate swaps	$788	$(697)
Accrued capital expenditures	$1,138	$57
Accrued deferred financing costs	$139	$—
Supplemental Cash Flow Disclosures:
Interest paid	$49,803	$49,085

NOTE 11 —	COMMITMENTS AND CONTINGENCIES
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
June 30, 2012

NOTE 12 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
DRIP Offering
During the three and six months ended June 30, 2012 and 2011, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering.
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
If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1.0% of the amount available under such financing; provided however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to Cole Advisors II or its affiliates as the Company acquires and/or assumes such permanent financing.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$—	$1,380	$12	$1,823
Asset management fees and expenses	$2,305	$2,141	$4,598	$4,299
Property management and leasing fees and expenses	$1,894	$1,865	$4,197	$3,969
Operating expenses	$334	$355	$789	$788
Financing coordination fees	$170	$970	$170	$1,081
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
During the six months ended June 30, 2012, and 2011, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.
Due to Affiliates
As of June 30, 2012 and December 31, 2011, $1.3 million and $1.1 million, respectively, had been incurred, primarily for asset management fees and expenses, general and administrative expenses and finance coordination fees, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.

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
June 30, 2012

NOTE 14 —	INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of June 30, 2012, the Company had granted options to purchase 50,000 shares under the IDISOP and options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of five years. No shares were granted or exercised pursuant to the IDSOP for the three and six months ended June 30, 2012 and 2011. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three and six months ended June 30, 2012 and 2011, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested share-based compensation awards granted under the IDSOP had previously been recognized. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.

NOTE 15 —	SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock under the DRIP Offering. As of August 13, 2012, the Company had issued approximately 26.9 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $242.6 million.
Redemption of Shares of Common Stock
Subsequent to June 30, 2012, the Company redeemed approximately 1.5 million shares for $14.3 million at an average price per share of $9.32.
Notes Payable and Line of Credit
Subsequent to June 30, 2012, the Company incurred fixed rate debt of $39.5 million, which bears interest at an annual rate of 3.90% and matures in July 2019. In addition, the Company repaid $12.6 million of fixed rate debt and $16.0 million of the amounts outstanding under the Credit Facility. As of August 13, 2012, the Company had $300.1 million outstanding under the Credit Facility and $49.4 million available for borrowing.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 93% and 92% of our total revenue for the three and six months ended June 30, 2012, respectively, and accounted for 91% and 89% of our total revenue during the three and six months ended June 30, 2011, respectively. As 96% of our rentable square feet was under lease as of June 30, 2012, with a weighted average remaining lease term of 10.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 50%, with 12% of the debt, or $209.3 million, including $205.0 million in Revolving Loans outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first half of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2012, 96% of our rentable square feet was under lease. During the three months ended June 30, 2012, our percentage of rentable square feet under lease remained stable. However, if the recent improvements in economic conditions do not continue, we may experience additional vacancies or be required to reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

As a result of these improvements in market conditions, we have been actively evaluating potential strategies to exit our portfolio. Potential exit strategies we are evaluating include, but are not limited to, a sale of the Company or all or a portion of its portfolio, a merger or other business combination, or a listing of the Company’s stock on a national securities exchange.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of June 30, 2012 and 2011:

	June 30,
	2012	2011
Number of commercial properties	753	749
Approximate rentable square feet (1)	21.2 million	21.0 million
Percentage of rentable square feet leased	96%	95%

(1)	Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial properties acquired	—	22	—	24
Approximate purchase price of acquired properties	$—	$ 68.2 million	$—	$ 76.9 million
Approximate rentable square feet (1)	—	315,000	—	344,000

(1)	Including square feet of the buildings on land that are subject to ground leases.
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Revenue. Revenue increased $1.4 million, or 2%, to $70.8 million for the three months ended June 30, 2012, compared to $69.4 million for the three months ended June 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 93% and 91% of total revenues during the three months ended June 30, 2012 and 2011, respectively.
Rental and other property income increased $2.6 million, or 4%, to $65.5 million for the three months ended June 30, 2012, compared to $62.9 million for the three months ended June 30, 2011. The increase was primarily due to the acquisition of 22 properties throughout the three months ended June 30, 2011 and four properties acquired subsequent to June 30, 2011 combined with additional revenue from the expansion and improvements to an existing property as discussed in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income decreased $647,000, or 17%, to $3.3 million for the three months ended June 30, 2012, compared to $3.9 million for the three months ended June 30, 2011, primarily due to a change in our expected reimbursements from tenants for recoverable real estate taxes and operating expenses during the three months ended June 30, 2012.
Earned income from direct financing leases remained relatively constant, decreasing $13,000, or 3%, to $472,000 for the three months ended June 30, 2012, compared to $485,000 for the three months ended June 30, 2011. We owned 13 properties accounted for as direct financing leases for each of the three months ended June 30, 2012 and 2011.
Interest income on mortgage notes receivable remained relatively constant, decreasing $63,000, or 4%, to $1.5 million for the three months ended June 30, 2012, compared to $1.6 million for the three months ended June 30, 2011, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended June 30, 2012 and 2011. We expect interest income to decrease in future periods as the proportion of principal payments received increases.

There was no interest income on marketable securities recorded during the three months ended June 30, 2012, compared to $521,000 recorded for the three months ended June 30, 2011. The decrease was due to the sale of all of our CMBS bonds during the year ended December 31, 2011.
General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 68%, to $3.3 million for the three months ended June 30, 2012, compared to $1.9 million for the three months ended June 30, 2011. The increase was primarily due to an increase in professional fees incurred in connection with the Company’s evaluation of potential exit strategies, combined with an increase in insurance expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was partially offset by lower fees for unused amounts under our Credit Facility due to an increase in the amount outstanding on the line of credit. The primary general and administrative expense items are professional fees, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, and other licenses and fees.
Property Operating Expenses. Property operating expenses remained relatively constant at $5.5 million, decreasing $109,000, or 2%, for the three months ended June 30, 2012, compared to $5.7 million for the three months ended June 30, 2011. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
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
Property and asset management expenses increased $175,000, or 4%, to $4.3 million for the three months ended June 30, 2012, compared to $4.1 million for the three months ended June 30, 2011. Of this amount, property management expenses remained constant at $2.0 million for the three months ended June 30, 2012 and June 30, 2011 and asset management expenses increased to $2.3 million for the three months ended June 30, 2012, from $2.1 million for the three months ended June 30, 2011. The increase in asset management fees was primarily due to an increase in our asset base related to the board of directors’ determination of the share value of $9.35 as of July 27, 2011, compared to the previously determined share value of $8.05.
Acquisition Related Expenses. We recorded no acquisition related expenses during the three months ended June 30, 2012, compared to $2.0 million recorded for the three months ended June 30, 2011. During the three months ended June 30, 2012 we made no real estate acquisitions and during the three months ended June 30, 2011 we acquired 22 properties for $68.2 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively consistent, increasing $544,000, or 2%, to $22.5 million for the three months ended June 30, 2012, compared to $22.0 million for the three months ended June 30, 2011. The increase was primarily related to depreciation and amortization on 22 properties acquired during the three months ended June 30, 2011 and four properties acquired subsequent to June 30, 2011.
Impairment of Real Estate Assets.  An impairment loss of $2.0 million was recorded relating to one property during the three months ended June 30, 2012, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.  There were no impairment losses recorded during the three months ended June 30, 2011.
Equity in Income of Unconsolidated Joint Ventures and Other Income. Equity in income of unconsolidated joint ventures and other income increased $44,000, or 12%, to $412,000 during the three months ended June 30, 2012, compared to $368,000 during the three months ended June 30, 2011. The increase was primarily due to the sale of our interest in one of our unconsolidated joint ventures, which was operating at a loss throughout the prior year, on September 30, 2011.
Gain on Sale of Marketable Securities. During the three months ended June 30, 2011, we recorded a gain on sale of marketable securities of $7.7 million in connection with the sale of four CMBS bonds. No similar transactions occurred during the three months ended June 30, 2012.
Interest Expense. Interest expense remained relatively constant at $26.9 million, decreasing $43,000, or less than 1%, for the three months ended June 30, 2012, primarily due to a decrease in the weighted average interest rate for the period. This decrease was partially offset by an increase of $25.1 million in the average outstanding debt balance resulting from borrowings incurred to acquire four properties subsequent to June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Revenue. Revenue increased $3.2 million, or 2%, to $142.4 million for the six months ended June 30, 2012, compared to $139.2 million for the six months ended June 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 89% of total revenues during the six months ended June 30, 2012 and 2011, respectively.
Rental and other property income increased $6.7 million, or 5%, to $130.5 million for the six months ended June 30, 2012, compared to $123.8 million for the six months ended June 30, 2011. The increase was primarily due to the acquisition of 24 properties throughout the six months ended June 30, 2011 and four properties acquired subsequent to June 30, 2011 combined with additional revenue from the expansion and improvements to an existing property as discussed in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income decreased $910,000, or 10%, to $7.8 million for the six months ended June 30, 2012, compared to $8.7 million for the six months ended June 30, 2011, primarily due to a change in our expected reimbursements from tenants for recoverable real estate taxes and operating expenses during the six months ended June 30, 2012.
Earned income from direct financing leases remained relatively constant, decreasing $27,000, or 3%, to $944,000 for the six months ended June 30, 2012, compared to $971,000 for the six months ended June 30, 2011. We owned 13 properties accounted for as direct financing leases for each of the six months ended June 30, 2012 and 2011.
Interest income on mortgage notes receivable remained relatively constant, decreasing $119,000, or 4%, to $3.1 million for the six months ended June 30, 2012, compared to $3.2 million for the six months ended June 30, 2011, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the six months ended June 30, 2012 and 2011. We expect interest income to decrease in future periods as the proportion of principal payments received increases.
There was no interest income recorded on marketable securities during the six months ended June 30, 2012, compared to $2.5 million for the six months ended June 30, 2011. The decrease was due to the sale of all of our CMBS bonds during the year ended December 31, 2011.
General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 39%, to $5.5 million for the six months ended June 30, 2012, compared to $3.9 million for the six months ended June 30, 2011. The increase was primarily due to an increase in professional fees incurred in connection with the Company’s evaluation of potential exit strategies, combined with an increase in insurance expense during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was partially offset by lower fees for unused amounts under our Credit Facility due to an increase in the amount outstanding on the line of credit. The primary general and administrative expense items are professional fees, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, and other licenses and fees.
Property Operating Expenses. Property operating expenses remained relatively constant at $11.3 million, decreasing $156,000, or 1%, for the six months ended June 30, 2012, compared to $11.5 million for the six months ended June 30, 2011. The primary property operating expense items are property taxes, repairs and maintenance, insurance and bad debt expense.
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
Property and asset management expenses increased $480,000, or 6%, to $8.9 million for the six months ended June 30, 2012, compared to $8.5 million for the six months ended June 30, 2011. Of this amount, property management expenses increased to $4.3 million for the six months ended June 30, 2012 from $4.2 million for the six months ended June 30, 2011, and asset management expenses increased to $4.6 million for the six months ended June 30, 2012, from $4.3 million for the six months ended June 30, 2011. These increases were primarily due to an increase in property and asset management fees related to the acquisition of 24 properties throughout the six months ended June 30, 2011 and four properties acquired subsequent to June 30, 2011, combined with an increase in our asset base related to the board of directors’ determination of the share value of $9.35 as of July 27, 2011, compared to the previously determined share value of $8.05.

Acquisition Related Expenses. We recorded $17,000 in acquisition related expenses for the six months ended June 30, 2012, compared to $2.3 million recorded for the six months ended June 30, 2011. During the six months ended June 30, 2012 we made no real estate acquisitions and during the six months ended June 30, 2011 we acquired 24 properties for $76.9 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively consistent, increasing $684,000, or 2%, to $44.7 million for the six months ended June 30, 2012, compared to $44.0 million for the six months ended June 30, 2011. The increase was primarily related to depreciation and amortization on 24 properties acquired throughout the six months ended June 30, 2011 and four properties acquired subsequent to June 30, 2011.
Impairment of Real Estate Assets. An impairment loss of $2.0 million was recorded relating to one property during the six months ended June 30, 2012, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.  There were no impairment losses recorded during the six months ended June 30, 2011.
Equity in Income of Unconsolidated Joint Ventures and Other Income. Equity in income of unconsolidated joint ventures and other income increased $4,000, or 1%, to $540,000 during the six months ended June 30, 2012, compared to $536,000 during the six months ended June 30, 2011. The increase was primarily due to the sale of our interest in one of our unconsolidated joint ventures, which was operating at a loss throughout the prior year, on September 30, 2011.
Gain on Sale of Marketable Securities. During the six months ended June 30, 2011, we recorded a gain on sale of marketable securities of $15.6 million in connection with the sale of six CMBS bonds. No similar transactions occurred during the six months ended June 30, 2012.
Interest Expense. Interest expense increased $461,000, or 1%, to $53.9 million for the six months ended June 30, 2012, compared to $53.4 million during the six months ended June 30, 2011, primarily due to an increase of $32.7 million in the average outstanding debt balance resulting from borrowings incurred to acquire four properties subsequent to June 30, 2011, which was partially offset by a decrease in the weighted average interest rate.
Funds From Operations and Modified Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, real estate impairment charges and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost method alone is insufficient. FFO also excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. In addition, FFO excludes real estate impairment charges on depreciable real estate, which are required to be expensed in accordance with GAAP. Impairment charges are items that management does not include in its evaluation of the historical operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. We compute FFO in accordance with NAREIT’s definition.
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
Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and six months ended June 30, 2012 and 2011 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$6,755	$14,927	$16,558	$31,662
Depreciation of real estate assets	15,205	14,912	30,417	29,569
Amortization of lease related costs	7,328	7,077	14,310	14,474
Depreciation and amortization of real estate assets in unconsolidated joint ventures	378	281	681	831
Impairment of real estate assets	1,979	—	1,979	—
Gain on property condemnation	(55)	(92)	(55)	(92)
Funds from operations (FFO)	$31,590	$37,105	$63,890	$76,444
Acquisition related expenses	—	1,956	17	2,318
Modified funds from operations (MFFO)	$31,590	$39,061	$63,907	$78,762
Set forth below is additional information that may be helpful in assessing our operating results:

•
During the three months ended June 30, 2011, we sold four CMBS bonds for $61.9 million, and realized a gain on the sale of $7.7 million, of which $7.0 million had previously been recorded in other comprehensive income. During the six months ended June 30, 2011, we sold six CMBS bonds for $82.1 million, and realized a gain on the sale of $15.6 million, of which $14.7 million had previously been recorded in other comprehensive income. No sales of CMBS bonds occurred during the three and six months ended June 30, 2012.

•
In order to recognize rental income on a straight-line basis over the terms of the respective leases, we recognized additional rental income by straight-lining rental income of $2.7 million and $5.6 million during the three and six months ended June 30, 2012, respectively, and $2.7 million and $5.4 million during the three and six months ended June 30, 2011, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $2,000 and $9,000 for the three and six months ended June 30, 2012, respectively, and $6,000 and $14,000 for the three and six months ended June 30, 2011, respectively, is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.2 million and $4.4 million during the three and six months ended June 30, 2012, respectively, and $2.2 million and $4.3 million for the three and six months ended June 30, 2011, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $9,000 and $18,000 for the three and six months ended June 30, 2012, respectively, and $7,000 and $142,000 for the three and six months ended June 30, 2011, respectively, which is included in equity in income of unconsolidated joint ventures on the condensed consolidated unaudited statements of operations.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on September 30, 2012.
During the six months ended June 30, 2012 and 2011, we paid distributions of $65.7 million and $65.2 million, respectively, including $29.0 million and $29.9 million, respectively, through the issuance of shares pursuant to our DRIP Offering. Our distributions for the six months ended June 30, 2012 were funded by net cash provided by operating activities of $60.9 million, or 92%, return of capital from our unconsolidated joint venture and cash received from mortgage notes receivable and real estate assets under direct financing leases of $2.4 million, or 4%, and a portion of the net proceeds from the sale of marketable securities during the year ended December 31, 2011 of $2.4 million, or 4%. Our distributions for the six months ended June 30, 2011 were funded by net cash provided by operating activities of $54.5 million, or 84%, proceeds from the DRIP Offering of $2.3 million, or 3%, return of capital from unconsolidated joint ventures of $1.2 million, or 2%, and proceeds from the sale of marketable securities of $7.2 million, or 11%. Net cash provided by operating activities for the six months ended June 30, 2011, reflects a reduction for real estate acquisition related expenses incurred and expensed of $2.3 million in accordance with GAAP. We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the six months ended June 30, 2011 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
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
Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the most recently disclosed Estimated Share Value. As of June 30, 2012, the Estimated Share Value was $9.35 per share, as determined by the board of directors on July 27, 2011. During the three months ended June 30, 2012, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 5.9 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 1.5 million shares were redeemed for $14.3 million at an average price of $9.32 per share subsequent to June 30, 2012. The remaining redemption requests relating to approximately 4.4 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. During the six months ended June 30, 2012, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 10.1 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 3.1 million shares were redeemed for $29.0 million at an average price of $9.30 per share. The remaining redemption requests relating to approximately 7.0 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. Requests for redemptions that are not fulfilled in a period may be resubmitted by stockholders in a subsequent period. Unfulfilled requests for redemptions are not carried over automatically to subsequent redemption periods. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Current Report on Form 8-K filed on November 18, 2011. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering.

Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to and redemptions by our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and on our cash balances and by distributions from our unconsolidated joint venture. We expect to utilize the available cash from issuance of shares under the DRIP Offering, available borrowings on our Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of June 30, 2012, we had cash and cash equivalents of $27.4 million and available borrowings of $33.4 million under our Credit Facility. Additionally, as of June 30, 2012, we had unencumbered properties with a gross book value of $1.0 billion, including $635.4 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, the issuance of new mortgage notes on unencumbered assets and borrowings from our Credit Facility. As of June 30, 2012, we had a total of $88.3 million of Fixed Rate Debt maturing within the next 12 months. Of the $88.3 million of debt maturing in the next 12 months, $62.0 million contains extension options. In addition, $17.2 million of the $88.3 million includes hyper-amortization provisions that would allow us to extend the maturity date by 25 years and would require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our available cash for distributions should we exercise these options. Subsequent to June 30, 2012, we issued $39.5 million of fixed rate debt and repaid $16.0 million of the amounts outstanding under our Credit Facility and $12.6 million of maturing fixed rate debt. As of August 13, 2012, our available borrowings on our Credit Facility were $49.4 million. If we are unable to extend, finance, or refinance the remaining amounts maturing, we expect to use a combination of available cash, cash provided by property operations, available borrowings on our Credit Facility, borrowings on our unencumbered properties, proceeds from our DRIP Offering, and/or the strategic sale of real estate and related assets. In addition, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, if available. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher than each respective current interest rate, each of which may adversely affect our results of operations and the distributions we are able to pay to our investors. The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth, debt service coverage ratios and leverage ratios, in addition to variable rate debt and investment restrictions. These covenants may limit our ability to incur additional debt and the amount of available borrowings on our Credit Facility.
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

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including the proceeds from the DRIP Offering, borrowing on the Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower.
We expect that substantially all net cash resulting from the DRIP Offering or debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and redemption of shares from our stockholders.
As of June 30, 2012, we had issued approximately 228.2 million shares of our common stock in the Offerings resulting in gross proceeds of $2.3 billion. As of June 30, 2012, we had redeemed a total of approximately 18.0 million shares of common stock for a cost of $163.7 million. Redemption requests relating to approximately 7.0 million shares that were received during the six months ended June 30, 2012 went unfulfilled.
As of June 30, 2012, we had $1.7 billion of debt outstanding, consisting of (1) $1.4 billion of Fixed Rate Debt, which includes $107.1 million of variable rate debt swapped to fixed rates, (2) $4.3 million of Variable Rate Debt and (3) $316.1 million outstanding under the Credit Facility, which includes $111.1 million swapped to a fixed rate. The Fixed Rate Debt has annual interest rates ranging from 3.52% to 7.22%, with a weighted average annual interest rate of 5.85%, and various maturity dates ranging from August, 2012 through August, 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September, 2014. As of June 30, 2012, the weighted average interest rate in effect for Revolving Loans under the Credit Facility was 3.93% and the Term Loan was fixed at a rate of 4.94% per annum based on our overall leverage levels. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of June 30, 2012, was 50% and the weighted average years to maturity was 3.8 years. Our contractual obligations as of June 30, 2012 were as follows (in thousands):

	Payments due by period (1) (2) (3)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (4)	$1,436,496	$93,420	$112,695	$813,028	$417,353
Interest payments — fixed rate debt (5)	360,495	80,721	155,753	109,047	14,974
Principal payments — variable rate debt	4,250	—	4,250	—	—
Interest payments — variable rate debt (6)	285	127	158	—	—
Principal payments — credit facility	316,111	—	316,111	—	—
Interest payments — credit facility (5) (7)	19,869	13,545	6,324	—	—
Total	$2,137,506	$187,813	$595,291	$922,075	$432,327

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)
The table above does not include loan amounts associated with the unconsolidated joint venture, with a face amount totaling $33.8 million which matures in October 2012, as this loan is non-recourse to us.

(4)
Principal payment amounts reflect actual payments based on face amount of notes payable. As of June 30, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $9.3 million.

(5)
As of June 30, 2012, we had $218.2 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(6)	A rate of 2.99% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of June 30, 2012.

(7)	Payment obligations for the Term Loan and Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 3.93%, respectively, in effect as of June 30, 2012.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $6.4 million, or 12%, to $60.9 million for the six months ended June 30, 2012, compared to $54.5 million for the six months ended June 30, 2011. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization, impairment and gain on sale of marketable securities of $3.9 million recognized during the six months ended June 30, 2012 combined with a decrease in the change in due to affiliates, deferred rental income and other liabilities of $1.5 million and a decrease in the change in rents and tenant receivables of $1.7 million for the six months ended June 30, 2012 compared to June 30, 2011. These increases were partially offset by a decrease in the change in prepaid expenses and other assets of $377,000 for the six months ended June 30, 2012 compared to June 30, 2011. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $12.7 million to $1.1 million for the six months ended June 30, 2012, compared to net cash used in investing activities of $11.6 million for the six months ended June 30, 2011. The increase was primarily due to a decrease in cash used for the investment in real estate and related assets of $89.9 million, as we made no real estate acquisitions during the six months ended June 30, 2012, compared to the acquisition of 24 properties for a total purchase price of $76.9 million, combined with an increase in the additions to real estate assets of $12.0 million resulting from a build out at one of our properties during the six months ended June 30, 2011. These amounts were partially offset by a decrease in proceeds from sale of marketable securities of $82.1 million, as no sales occurred during the six months ended June 30, 2012.
Financing Activities. Net cash used in financing activities increased $20.6 million, or 31%, to $87.8 million for the six months ended June 30, 2012 compared to $67.2 million for the six months ended June 30, 2011. The increase in cash used was primarily due to a decrease in proceeds from notes payable, the Credit Facility and Repurchase Agreement of $63.8 million, offset by a decrease in the repayment of mortgage notes payable, the Credit Facility and our Repurchase Agreement of $49.2 million. Additionally, the increase in net cash used in financing activities was due to an increase in cash used for the redemptions of common stock of $4.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the six months ended June 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees, real estate commissions and reimbursement of certain operating costs. See Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 15 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Issuance of shares of common stock in the DRIP Offering;

•	Redemption of shares of common stock; and

•	Notes payable and line of credit.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of June 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with property acquisitions, we have obtained variable rate debt financing to fund certain property acquisitions, and therefore we are exposed to changes in LIBOR and a bank’s prime rate. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and may to continue to enter, into derivative financial instruments, such as interest rate swaps and caps in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of June 30, 2012, $209.3 million of the $1.7 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. Revolving Loans under the Credit Facility bore interest at a weighted average rate of 3.93%. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of June 30, 2012, an increase of 50 basis points in interest rates would result in a change in interest expense of $1.0 million per year, assuming all of our derivatives remain effective hedges.
As of June 30, 2012, we had five interest rate swap agreements outstanding, which mature on various dates from October 2012 through March 2016, with an aggregate notional amount under the swap agreements of $218.2 million and an aggregate net fair value of $(2.8) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2012, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.3 million. These interest rate swaps were designated as hedging instruments.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2012, we had accepted subscriptions for 228.2 million shares (including shares sold pursuant to our DRIP Offering and net of redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.3 billion, out of which we paid $171.8 million in selling commissions and dealer manager fees, $70.4 million in acquisition fees, $23.3 million in finance coordination fees, and $16.3 million in organization and offering costs to our advisor or its affiliates. We paid no selling commissions, dealer manager fees, acquisition fees, finance coordination fees or organization and offering costs to Cole Capital during the three months ended June 30, 2012.
Total net offering proceeds from the Offerings are $2.0 billion as of June 30, 2012. With the net offering proceeds and indebtedness, we acquired $3.5 billion in real estate and related assets net of gross intangible lease liabilities. As of August 13, 2012, we had sold an aggregate of approximately 229.2 million shares in our Offerings for gross offering proceeds of $2.3 billion (including shares sold pursuant to our DRIP Offering). We did not sell any unregistered equity securities during the three months ended June 30, 2012.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2012, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	—	$—	—	(1)
May 2012	1,565,324	$9.29	1,565,324	(1)
June 2012	—	$—	—	(1)
Total	1,565,324		1,565,324	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 6.	Exhibits
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
Name: Gavin B. Brandon
Title: Vice President of Accounting (Principal Accounting Officer)
Date: August 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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