Form 10-Q
period 2012-09-30
Cole Credit Property Trust II Inc
filed 2012-11-09
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 9, 2012, there were 209,587,353 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2012 have been prepared by Cole Credit Property Trust II, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$863,088	$863,257
Buildings and improvements, less accumulated depreciation of $283,708 and $238,688, respectively	1,923,064	1,959,922
Real estate assets under direct financing leases, less unearned income of $11,926 and $13,342, respectively	35,224	35,999
Acquired intangible lease assets, less accumulated amortization of $152,021 and $128,544, respectively	299,687	323,298
Total investment in real estate assets, net	3,121,063	3,182,476
Investment in mortgage notes receivable, net	74,314	76,745
Total investment in real estate and mortgage assets, net	3,195,377	3,259,221
Cash and cash equivalents	47,923	53,205
Restricted cash	7,786	11,811
Investment in unconsolidated joint venture	—	22,334
Rents and tenant receivables, less allowance for doubtful accounts of $169 and $547, respectively	62,511	57,403
Prepaid expenses and other assets	3,213	3,739
Deferred financing costs, less accumulated amortization of $19,201 and $17,751, respectively	21,009	22,609
Total assets	$3,337,819	$3,430,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,762,666	$1,767,591
Accounts payable and accrued expenses	19,421	16,100
Due to affiliates	1,235	1,069
Acquired below market lease intangibles, less accumulated amortization of $50,982 and $42,880, respectively	122,359	130,680
Distributions payable	10,763	11,157
Deferred rental income, derivative and other liabilities	8,864	17,530
Total liabilities	1,925,308	1,944,127
Commitments and contingencies
Redeemable common stock	14,193	14,482
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 210,115,674 and 210,151,692 shares issued and outstanding, respectively	2,101	2,101
Capital in excess of par value	1,883,185	1,882,971
Accumulated distributions in excess of earnings	(484,372)	(409,801)
Accumulated other comprehensive loss	(2,596)	(3,558)
Total stockholders’ equity	1,398,318	1,471,713
Total liabilities and stockholders’ equity	$3,337,819	$3,430,322
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$64,300	$63,613	$194,829	$187,449
Tenant reimbursement income	3,882	3,568	11,665	12,261
Earned income from direct financing leases	472	486	1,416	1,457
Interest income on mortgage notes receivable	1,514	1,604	4,627	4,836
Interest income on marketable securities	—	—	—	2,459
Total revenue	70,168	69,271	212,537	208,462
Expenses:
General and administrative expenses	2,873	2,237	8,368	6,180
Property operating expenses	5,853	5,346	17,164	16,813
Property and asset management expenses	4,365	4,238	13,307	12,700
Acquisition related expenses	—	382	17	2,700
Depreciation	15,210	15,077	45,627	44,646
Amortization	6,975	6,989	21,285	21,463
Impairment of real estate assets	—	—	1,979	—
Total operating expenses	35,276	34,269	107,747	104,502
Operating income	34,892	35,002	104,790	103,960
Other income (expense):
Equity in income of unconsolidated joint ventures and other income	701	36	1,241	572
Gain on sale of marketable securities	—	—	—	15,587
Gain on sale of unconsolidated joint venture interests	—	5,111	—	5,111
Impairment of investment in unconsolidated joint venture	(1,156)	—	(1,156)	—
Interest expense	(27,233)	(27,197)	(81,113)	(80,616)
Total other expense	(27,688)	(22,050)	(81,028)	(59,346)
Net income	$7,204	$12,952	$23,762	$44,614
Weighted average number of common shares outstanding:
Basic	210,119,067	209,827,734	210,145,928	209,567,498
Diluted	210,120,163	209,827,734	210,147,025	206,567,498
Net income per common share:
Basic and diluted	$0.03	$0.06	$0.11	$0.21
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,204	$12,952	$23,762	$44,614
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	—	(1,713)
Reclassification of previous unrealized gain on marketable securities into net income	—	—	—	(14,654)
Unrealized (loss) gain on interest rate swaps	(39)	(224)	749	(921)
Reclassification of previous unrealized loss on interest rate swaps into net income	213	—	213	—
Total other comprehensive income (loss)	174	(224)	962	(17,288)
Comprehensive income	$7,378	$12,728	$24,724	$27,326
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	210,151,692	$2,101	$1,882,971	$(409,801)	$(3,558)	$1,471,713
Issuance of common stock	4,616,840	46	43,121	—	—	43,167
Distributions to investors	—	—	—	(98,333)	—	(98,333)
Redemptions of common stock	(4,652,858)	(46)	(43,196)	—	—	(43,242)
Changes in redeemable common stock	—	—	289	—	—	289
Comprehensive income	—	—	—	23,762	962	24,724
Balance, September 30, 2012	210,115,674	$2,101	$1,883,185	$(484,372)	$(2,596)	$1,398,318
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$23,762	$44,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,627	44,646
Amortization of intangible lease assets and below market lease intangibles, net	16,275	16,626
Amortization of deferred financing costs	5,310	5,106
Amortization of premiums on mortgage notes receivable	540	527
Accretion of discount on marketable securities	—	(846)
Amortization of fair value adjustments of mortgage notes payable assumed	1,428	1,397
Bad debt expense	42	(73)
Impairment of real estate assets and joint venture investment	3,135	—
Equity in income of unconsolidated joint ventures	(1,157)	(407)
Return on investment from unconsolidated joint ventures	1,157	452
Property condemnation gain	(55)	(92)
Gain on sale of marketable securities	—	(15,587)
Gain on sale of unconsolidated joint venture interests	—	(5,111)
Changes in assets and liabilities:
Rents and tenant receivables	(5,150)	(7,422)
Prepaid expenses and other assets	526	507
Accounts payable and accrued expenses	2,056	4,756
Due to affiliates, deferred rental income and other liabilities	(7,538)	(1,629)
Net cash provided by operating activities	85,958	87,464
Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(10,369)	(109,175)
Proceeds from sale of marketable securities	—	82,061
Proceeds from sale of unconsolidated joint venture interests	21,228	19,100
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	2,666	2,432
Return of investment from unconsolidated joint ventures	—	1,989
Refund of property escrow deposits	—	1,340
Payment of property escrow deposits	—	(1,340)
Proceeds from easement of real estate assets	75	247
Change in restricted cash	4,025	(2,900)
Net cash provided by (used in) investing activities	17,625	(6,246)
Cash flows from financing activities:
Redemptions of common stock	(43,242)	(38,381)
Distributions to investors	(55,560)	(53,342)
Proceeds from notes payable, line of credit and repurchase agreement	253,300	203,796
Repayment of notes payable, line of credit and repurchase agreement	(259,653)	(182,331)
Payment of loan deposits	(1,015)	—
Refund of loan deposits	1,015	—
Deferred financing costs paid	(3,710)	(2,167)
Net cash used in financing activities	(108,865)	(72,425)
Net (decrease) increase in cash and cash equivalents	(5,282)	8,793
Cash and cash equivalents, beginning of period	53,205	45,791
Cash and cash equivalents, end of period	$47,923	$54,584
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2012

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
As of September 30, 2012, the Company owned 753 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of September 30, 2012, the rentable space at these properties was 96% leased. As of September 30, 2012, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.
The Company ceased offering shares of common stock in its initial primary offering (the “Initial Offering”) on May 22, 2007, and ceased offering shares of common stock in its follow-on offering (the “Follow-on Offering”) on January 2, 2009. The Company continues to issue shares of common stock under its distribution reinvestment plan (the “DRIP Offering”, and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of September 30, 2012, the Company had issued approximately 229.7 million shares of common stock in its Offerings for aggregate gross proceeds of $2.3 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $247.4 million), before share redemptions of $178.0 million. As of September 30, 2012, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer manager fees in the Offerings.
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
September 30, 2012

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
The Company continually evaluates the need to consolidate joint ventures, if any, based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary. The Company has no relationship, investment or other interests in entities that are or were required to be consolidated because the Company has no variable interests in an entity that qualifies as a VIE.
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
The Company continually monitors certain properties for which it has identified impairment indicators. As of September 30, 2012, the Company had seven properties with an aggregate book value of $50.8 million for which it had assessed the recoverability of the carrying amounts. For each of these properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying amount as of September 30, 2012. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. No impairment losses were recorded during the three months ended September 30, 2012. The Company identified one property during the nine months ended September 30, 2012 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets were less than the carrying amount of the property. As a result, the Company reduced the carrying amount of the real estate and related assets to their estimated fair value by recognizing an impairment loss of $2.0 million during the nine months ended September 30, 2012. No impairment indicators were identified and no impairment losses were recorded during the three and nine months ended September 30, 2011.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2012 or December 31, 2011.
Concentration of Credit Risk
As of September 30, 2012, the Company had cash on deposit, including restricted cash, in four financial institutions, all of which had deposits in excess of federally insured levels totaling $27.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Investment in Unconsolidated Joint Venture
The Company did not have an investment in any unconsolidated joint ventures as of September 30, 2012. The investment in unconsolidated joint venture as of December 31, 2011 consisted of the Company’s non-controlling majority interest in a joint venture that owned a 386,000 square foot multi-tenant property in Independence, Missouri (“Independence Commons”), which was sold on September 28, 2012. As of December 31, 2011, the aggregate carrying amount of assets held within the unconsolidated joint venture was $59.3 million and the face value of the non-recourse mortgage note payable was $34.1 million.
The Company accounted for the unconsolidated joint venture using the equity method of accounting as the Company had the ability to exercise significant influence, but not control, over operating and financial policies of the venture. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. On September 28, 2012, the Company sold 100% of its interest in Independence Commons to its joint venture partner for cash proceeds of $21.2 million. In connection with the transaction, the Company evaluated the terms of the purchase and sale agreement and respective sales price, and determined that its investment in Independence Commons was impaired because the carrying amount of its investment exceeded its fair value. As a result, the Company evaluated whether the impairment was other-than-temporary. Because the Company agreed to sell its interest, and it did not have the intent to hold the investment until the carrying amount was fully recovered, the Company determined that the impairment was other-than-temporary and recorded an impairment loss of $1.2 million. No impairment indicators were identified and no impairment losses were recorded related to the unconsolidated joint venture for the three and nine months ended September 30, 2011. The Company recognizes gains or losses on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.
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
September 30, 2012

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
During the nine months ended September 30, 2012, real estate assets with a carrying amount of $3.8 million related to one property were deemed to be impaired and their carrying amounts were reduced to their estimated fair value of $1.8 million, resulting in an impairment charge of $2.0 million, which is included in impairment of real estate assets on the condensed consolidated unaudited statement of operations for the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2012, the Company’s investment in its unconsolidated joint venture was deemed to be impaired and its carrying amount was reduced to its estimated fair value of $21.2 million, resulting in an impairment charge of $1.2 million, which is included in impairment of joint venture investment on the condensed consolidated unaudited statement of operations for the three and nine months ended September 30, 2012.
A summary of real estate and other assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2012 is as follows (in thousands):

	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Description:
Investment in real estate assets	$1,751	$—	$—	$1,751	$1,979
Investment in unconsolidated joint venture (1)	$—	$—	$—	$—	$1,156
(1) The Company sold its interest in its unconsolidated joint venture on September 28, 2012, as discussed in Note 2 to these condensed consolidated unaudited financial statements.
During the year ended December 31, 2011, there were no real estate assets or joint venture investments measured at fair value on a non-recurring basis.
The Company’s estimated fair value of its real estate assets was primarily based upon a discounted cash flow analysis and an estimated sales price provided by a third party broker. The discounted cash flow analysis was comprised of unobservable inputs, including internally prepared probability-weighted cash flow estimates, which included estimated future market rental income, property operating expenses, the expected number of months to re-lease the property and estimated tenant improvements, which are all considered Level 3 inputs. In addition, the discounted cash flow analysis utilized observable discount rates and terminal capitalization rates, which were based on available information obtained from third-party service provider reports, which are considered Level 2 inputs. The Company’s estimated fair value of its joint venture investment was primarily based upon an indicative offer by the Company’s joint venture partner, which is considered to be a Level 1 input.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying amounts of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of September 30, 2012 and December 31, 2011. The estimated fair value of these notes was $85.0 million and $85.3 million as September 30, 2012 and December 31, 2011, respectively, as compared to the carrying amount of $74.3 million and $76.7 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.
Notes payable and line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of September 30, 2012 and December 31, 2011. The estimated fair value of the notes payable and line of credit was $1.9 billion and $1.8 billion as of September 30, 2012 and December 31, 2011, respectively, as compared to the carrying amount of $1.8 billion, as of as both September 30, 2012 and December 31, 2011. The fair value of the Company’s notes payable and line of credit is estimated using Level 2 inputs.
Derivative Instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2012, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011(in thousands):

	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,596	$—	$2,596	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,558	$—	$3,558	$—
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011 (in thousands):

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$—	$81,995
Total gains or losses
Realized gain included in earnings	—	15,587
Reclassification of previous unrealized gain out of other comprehensive income	—	(14,654)
Unrealized loss included in other comprehensive income	—	(1,713)
Purchases, issuances, settlements, sales and accretion
Purchases	—	—
Issuances	—	—
Settlements	—	(82,061)
Accretion of discount included in earnings	—	846
Balance at end of period	$—	$—

NOTE 4 —	INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Minimum lease payments receivable	$19,296	$21,487
Estimated residual value of leased assets	27,854	27,854
Unearned income	(11,926)	(13,342)
Total	$35,224	$35,999

NOTE 5 —	REAL ESTATE TRANSACTIONS
2012 Property Acquisitions
The Company made no property acquisitions during the nine months ended September 30, 2012.
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
The Company recorded revenue for the three and nine months ended September 30, 2011 of $2.1 million and $3.5 million, respectively, and a net loss for the three and nine months ended September 30, 2011 of $1.0 million and $203,000, respectively, related to the 2011 Acquisitions. In addition, the Company recorded $382,000 and $2.7 million of acquisition related expenses for the three and nine months ended September 30, 2011, respectively.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

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
2012 Disposition
On September 28, 2012, the Company sold 100% of its interest in an unconsolidated joint venture that owned a 386,000 square foot multi-tenant retail building, Independence Commons, for cash proceeds of $21.2 million, as discussed in Note 2 to these condensed consolidated unaudited financial statements.
2011 Disposition
On September 30, 2011, the Company sold 100% of its interest in an unconsolidated joint venture that owned and operated ten self-storage properties located in Arizona for cash proceeds of $19.1 million. The Company recorded a gain on the sale of $5.1 million for the three and nine months ended September 30, 2011.

NOTE 6 —	INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of September 30, 2012, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of September 30, 2012, the Mortgage Notes balance of $74.3 million consisted of the face amount of the Mortgage Notes of $68.7 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.3 million. As of December 31, 2011, the Mortgage Notes balance of $76.7 million consisted of the face amount of the Mortgage Notes of $70.6 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.8 million. The premium and acquisition costs are amortized into interest income over the term of each Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.89%. There were no amounts past due as of September 30, 2012.
The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to the Mortgage Notes for the nine months ended September 30, 2012 or 2011. In addition, no allowances for uncollectability were recorded related to the Mortgage Notes as of September 30, 2012 or December 31, 2011.

NOTE 7 —	MARKETABLE SECURITIES
During the nine months ended September 30, 2011, the Company sold all six of its investments in commercial mortgage backed securities (“CMBS”) for $82.1 million, and realized a gain on the sale of $15.6 million. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company had no investments in CMBS as of and during the nine months ended September 30, 2012.

NOTE 8 —	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

						Fair Value of Liability
Derivatives designated	Balance Sheet	Notional	Interest	Effective	Maturity	September 30, 2012	December 31, 2011
as hedging instruments	Location	Amount	Rate	Date	Date
Interest Rate Swap (1)	Deferred rental income, derivative and other liabilities	$31,781	6.2%	11/04/2008	10/31/2012	$—	$(869)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	14,847	6.2%	06/12/2009	06/11/2012	—	(172)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	7,003	5.8%	02/20/2009	03/01/2016	(516)	(497)
Interest Rate Swap (1)	Deferred rental income, derivative and other liabilities	30,000	6.0%	11/24/2009	10/16/2012	—	(310)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	111,111	4.9%	02/28/2011	11/30/2013	(1,424)	(1,558)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	38,250	3.5%	09/26/2011	09/26/2014	(378)	(152)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	32,400	3.2%	09/05/2012	09/05/2015	(278)	—
		$265,392				$(2,596)	$(3,558)

(1)	The associated loan was paid on September 28, 2012, resulting in termination of the interest rate swap.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income or loss. The ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income				Amount of Loss Reclassified from Accumulated Other Comprehensive Income to Interest Expense (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011	2012	2011	2012	2011
Interest Rate Swaps	$(39)	$(224)	$749	$(921)	$213	$—	$213	$—

(1)
On September 28, 2012, the Company repaid $61.8 million of variable rate debt prior to its maturity, which was subject to interest rate swap agreements. As a result, the interest rate swap agreements were terminated and the Company reclassified $213,000 of unrealized losses previously recorded in accumulated other comprehensive income into interest expense. The remaining interest rate swaps were considered effective during the nine months ended September 30, 2012. In addition, there were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the nine months ended September 30, 2011.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no events of default related to the remaining interest rate swaps as of September 30, 2012 and 2011 .

NOTE 9 —	NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT
As of September 30, 2012, the Company had $1.8 billion of debt outstanding, consisting of (1) $1.5 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $306.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt, was $2.7 billion as of September 30, 2012. Additionally, the aggregate balance of gross real estate assets that are part of the Credit Facility’s unencumbered borrowing base was $635.8 million. The combined weighted average interest rate was 5.42% and the weighted average years to maturity was 4.0 years as of September 30, 2012.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and Variable Rate Debt. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of September 30, 2012.
Notes Payable
The Fixed Rate Debt has annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.69%, and various maturity dates ranging from September, 2014 through August, 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September, 2014. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate-related assets on which the debt was placed. During the nine months ended September 30, 2012, the Company issued $81.9 million of fixed rate debt, with annual interest rates ranging from 3.90% to 4.67% and maturity dates ranging from July, 2019 to September, 2022. In addition, the Company issued $32.4 million of variable rate debt, which has been effectively fixed at an interest rate of 3.15% pursuant to a swap agreement. Refer to Note 8 to these condensed consolidated unaudited financial statements for further details of the new interest rate swap agreement. During the nine months ended September 30, 2012, the Company repaid $133.7 million of fixed rate debt, including monthly principal payments on amortizing loans.
Line of Credit
The Credit Facility provides for up to $350.0 million of unsecured borrowings and allows the Company to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and $111.1 million in a term loan (the “Term Loan”). The Credit Facility matures on December 17, 2013.
During the nine months ended September 30, 2012, the Company borrowed $139.0 million and repaid $126.0 million under the Credit Facility. As of September 30, 2012, the Company had $111.1 million outstanding under the Term Loan and an additional $195.0 million in Revolving Loans outstanding. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement relating to a certain property with that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of September 30, 2012. Revolving Loans outstanding as of September 30, 2012 bore interest at a weighted average interest rate of 3.72%.
Repurchase Agreement
Prior to the sale of the Company’s investment in CMBS, the CMBS were pledged as collateral to a bank under a repurchase agreement (the “Repurchase Agreement”), which provided secured borrowings. As of September 30, 2012, there were no amounts outstanding or available under the Repurchase Agreement. During the nine months ended September 30, 2011, the Company borrowed $10.7 million under the Repurchase Agreement and repaid the total amount outstanding of $65.0 million in connection with the sale of all the Company’s investments in CMBS.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

NOTE 10 —	SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,763	$10,782
Common stock issued through the DRIP Offering	$43,167	$44,939
Net unrealized loss on marketable securities	$—	$(1,713)
Reclassification of unrealized gain on marketable securities into net income	$—	$14,654
Net unrealized gain (loss) on interest rate swaps	$749	$(921)
Accrued capital expenditures	$1,215	$598
Accrued deferred financing costs	$—	$545
Accrued real estate commission	$—	$382
Supplemental Cash Flow Disclosures:
Interest paid	$74,660	$73,932

NOTE 11 —	COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, the Company does not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

NOTE 12 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
DRIP Offering
During the three and nine months ended September 30, 2012 and 2011, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering.
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
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager and an affiliate of its advisor, up to (1) 2.0% of gross revenues received from the Company’s single tenant properties and (2) 4.0% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties do not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company also reimburses Cole Realty Advisors’ costs of managing and leasing the properties.
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
September 30, 2012

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$—	$280	$12	$2,103
Asset management fees and expenses	$2,322	$2,285	$6,920	$6,584
Property management and leasing fees and expenses	$1,967	$1,870	$6,164	$5,839
Operating expenses	$298	$385	$1,087	$1,172
Financing coordination fees	$1,143	$1,055	$1,313	$2,136
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
During the nine months ended September 30, 2012, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above. During the nine months ended September 30, 2011, the Company incurred a Real Estate Commission of $382,000 for services provided by Cole Advisors II and its affiliates in connection with the sale of the Company’s interest in an unconsolidated joint venture.
Due to Affiliates
As of September 30, 2012 and December 31, 2011, $1.2 million and $1.1 million, respectively, had been incurred, primarily for asset management fees and expenses, general and administrative expenses and finance coordination fees, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.

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
September 30, 2012

NOTE 14 —	INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of September 30, 2012, the Company had granted options to purchase 50,000 shares under the IDISOP and options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of five years. No shares were granted or exercised pursuant to the IDSOP for the three and nine months ended September 30, 2012 and 2011. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three and nine months ended September 30, 2012 and 2011, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested share-based compensation awards granted under the IDSOP had previously been recognized. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.

NOTE 15 —	SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock under the DRIP Offering. As of November 9, 2012, the Company had issued approximately 28.4 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $256.7 million.
Redemption of Shares of Common Stock
Subsequent to September 30, 2012, the Company redeemed approximately 1.5 million shares for $14.2 million at an average price per share of $9.33.
Line of Credit
Subsequent to September 30, 2012, the Company borrowed $10.0 million and repaid $24.0 million of the amounts outstanding under the Credit Facility. As of November 9, 2012, the Company had $292.1 million outstanding under the Credit Facility and $57.4 million available for borrowing.

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 92% of our total revenue for the three and nine months ended September 30, 2012 and accounted for 92% and 90% of our total revenue during the three and nine months ended September 30, 2011, respectively. As 96% of our rentable square feet was under lease as of September 30, 2012, with a weighted average remaining lease term of 10.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 51%, with 11% of the debt, or $199.3 million, including $195.0 million in Revolving Loans outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and through September 30, 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2012, 96% of our rentable square feet was under lease. During the three months ended September 30, 2012, our percentage of rentable square feet under lease remained stable. However, if the recent improvements in economic conditions do not continue, we may experience additional vacancies or be required to reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

As a result of these improvements in market conditions, we have been actively evaluating potential strategies to exit our portfolio. Potential exit strategies we are evaluating include, but are not limited to, a sale of the Company or all or a portion of its portfolio, a merger or other business combination, or a listing of the Company’s stock on a national securities exchange.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of September 30, 2012 and 2011:

	September 30,
	2012	2011
Number of commercial properties	753	751
Approximate rentable square feet (1)	21.2 million	21.1 million
Percentage of rentable square feet leased	96%	96%

(1)	Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial properties acquired	—	2	—	26
Approximate purchase price of acquired properties	$—	$ 13.5 million	$—	$ 90.1 million
Approximate rentable square feet (1)	—	95,000	—	439,000

(1)	Including square feet of the buildings on land that are subject to ground leases.
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue. Revenue increased $897,000, or 1%, to $70.2 million for the three months ended September 30, 2012, compared to $69.3 million for the three months ended September 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% of total revenues during the three months ended September 30, 2012 and 2011.
Rental and other property income increased $687,000, or 1%, to $64.3 million for the three months ended September 30, 2012, compared to $63.6 million for the three months ended September 30, 2011. The increase was primarily due to the acquisition of two properties during the three months ended September 30, 2011 and two properties acquired subsequent to September 30, 2011 combined with lease termination income received during the three months ended September 30, 2012. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income increased $314,000, or 9%, to $3.9 million for the three months ended September 30, 2012, compared to $3.6 million for the three months ended September 30, 2011, primarily due to an increase in reimbursable real estate tax expense during the three months ended September 30, 2012.
Earned income from direct financing leases remained relatively constant, decreasing $14,000, or 3%, to $472,000 for the three months ended September 30, 2012, compared to $486,000 for the three months ended September 30, 2011. We owned 13 properties accounted for as direct financing leases for each of the three months ended September 30, 2012 and 2011.
Interest income on mortgage notes receivable decreased $90,000, or 6%, to $1.5 million for the three months ended September 30, 2012, compared to $1.6 million for the three months ended September 30, 2011, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended September 30, 2012 and 2011. We expect interest income to decrease in future periods as the proportion of principal payments received increases.

General and Administrative Expenses. General and administrative expenses increased $636,000, or 28%, to $2.9 million for the three months ended September 30, 2012, compared to $2.2 million for the three months ended September 30, 2011. The increase was primarily due to an increase in professional fees incurred in connection with the Company’s evaluation of potential exit strategies, combined with an increase in insurance expense and fees paid to our independent directors for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This increase was partially offset by lower fees for unused amounts under our Credit Facility due to an increase in the amount outstanding on the line of credit. The primary general and administrative expense items are professional fees, board of directors costs, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, and other licenses and fees.
Property Operating Expenses. Property operating expenses increased $507,000, or 9%, to $5.9 million for the three months ended September 30, 2012, compared to $5.3 million for the three months ended September 30, 2011. The increase was primarily due to an increase in reimbursable property tax expense. The primary property operating expense items are property taxes, repairs and maintenance, property insurance and bad debt expense.
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
Property and asset management expenses remained relatively constant, increasing $127,000, or 3%, to $4.4 million for the three months ended September 30, 2012, compared to $4.2 million for the three months ended September 30, 2011. Of this amount, property management expenses remained constant at $2.0 million for the three months ended September 30, 2012 and September 30, 2011 and asset management expenses increased to $2.4 million for the three months ended September 30, 2012, from $2.3 million for the three months ended September 30, 2011. The increase in asset management fees was primarily due to an increase in our asset base related to the board of directors’ determination of the share value of $9.35 as of July 27, 2011, compared to the previously determined share value of $8.05.
Acquisition Related Expenses. We recorded no acquisition related expenses during the three months ended September 30, 2012, compared to $382,000 recorded for the three months ended September 30, 2011. During the three months ended September 30, 2012 we made no real estate acquisitions and during the three months ended September 30, 2011 we acquired two properties for $13.5 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively consistent, increasing $119,000, or 1%, to $22.2 million for the three months ended September 30, 2012, compared to $22.1 million for the three months ended September 30, 2011. The increase was primarily related to depreciation and amortization on two properties acquired during the three months ended September 30, 2011 and two properties acquired subsequent to September 30, 2011.
Equity in Income of Unconsolidated Joint Ventures and Other Income. Equity in income of unconsolidated joint ventures and other income increased $665,000 to $701,000 during the three months ended September 30, 2012, compared to $36,000 during the three months ended September 30, 2011. The increase was primarily due to the sale of our interest in one of our unconsolidated joint ventures, which was operating at a loss throughout the prior year, on September 30, 2011.
Gain on Sale of Unconsolidated Joint Venture Interests. We recorded a gain on the sale of our interest in an unconsolidated joint venture of $5.1 million during the three months ended September 30, 2011 as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No gain was recorded on the sale of our interest in an unconsolidated joint venture during the three months ended September 30, 2012.
Impairment of Joint Venture Investment. We recorded an impairment of $1.2 million related to an unconsolidated joint venture during the three months ended September 30, 2012 as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No impairment was recorded on our interest in unconsolidated joint ventures during the three months ended September 30, 2011.
Interest Expense. Interest expense remained constant at $27.2 million for both the three months ended September 30, 2012 and 2011. Our average outstanding debt balance was relatively constant in each of the three months ended September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue. Revenue increased $4.0 million, or 2%, to $212.5 million for the nine months ended September 30, 2012, compared to $208.5 million for the nine months ended September 30, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 90% of total revenues during the nine months ended September 30, 2012 and 2011, respectively.
Rental and other property income increased $7.4 million, or 4%, to $194.8 million for the nine months ended September 30, 2012, compared to $187.4 million for the nine months ended September 30, 2011. The increase was primarily due to the acquisition of 26 properties during the nine months ended September 30, 2011 and two properties acquired subsequent to September 30, 2011 combined with additional revenue from the expansion and improvements to an existing property as discussed in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income decreased $596,000, or 5%, to $11.7 million for the nine months ended September 30, 2012, compared to $12.3 million for the nine months ended September 30, 2011, primarily due to a change in our expected reimbursements from tenants for recoverable real estate taxes and operating expenses during the nine months ended September 30, 2012.
Earned income from direct financing leases remained relatively constant, decreasing $41,000, or 3%, to $1.4 million for the nine months ended September 30, 2012, compared to $1.5 million for the nine months ended September 30, 2011. We owned 13 properties accounted for as direct financing leases for each of the nine months ended September 30, 2012 and 2011.
Interest income on mortgage notes receivable remained relatively constant, decreasing $209,000, or 4%, to $4.6 million for the nine months ended September 30, 2012, compared to $4.8 million for the nine months ended September 30, 2011, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the nine months ended September 30, 2012 and 2011. We expect interest income to decrease in future periods as the proportion of principal payments received increases.
There was no interest income recorded on marketable securities during the nine months ended September 30, 2012, compared to $2.5 million for the nine months ended September 30, 2011. The decrease was due to the sale of all of our CMBS during the year ended December 31, 2011.
General and Administrative Expenses. General and administrative expenses increased $2.2 million, or 35%, to $8.4 million for the nine months ended September 30, 2012, compared to $6.2 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in professional fees incurred in connection with the Company’s evaluation of potential exit strategies, combined with an increase in insurance expense and fees paid to our independent directors during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This increase was partially offset by lower fees for unused amounts under our Credit Facility due to an increase in the amount outstanding on the line of credit. The primary general and administrative expense items are professional fees, board of directors costs, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, and other licenses and fees.
Property Operating Expenses. Property operating expenses remained relatively constant, increasing $351,000, or 2%, to $17.2 million for the nine months ended September 30, 2012, compared to $16.8 million for the nine months ended September 30, 2011. The primary property operating expense items are property taxes, repairs and maintenance, property insurance and bad debt expense.
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

Property and asset management expenses increased $607,000, or 5%, to $13.3 million for the nine months ended September 30, 2012, compared to $12.7 million for the nine months ended September 30, 2011. Of this amount, property management expenses increased to $6.4 million for the nine months ended September 30, 2012 from $6.1 million for the nine months ended September 30, 2011, and asset management expenses increased to $6.9 million for the nine months ended September 30, 2012, from $6.6 million for the nine months ended September 30, 2011. These increases were primarily due to an increase in property and asset management fees related to the acquisition of 26 properties throughout the nine months ended September 30, 2011 and two properties acquired subsequent to September 30, 2011, combined with an increase in our asset base related to the board of directors’ determination of the share value of $9.35 as of July 27, 2011, compared to the previously determined share value of $8.05.
Acquisition Related Expenses. We recorded $17,000 in acquisition related expenses for the nine months ended September 30, 2012, compared to $2.7 million recorded for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 we made no real estate acquisitions and during the nine months ended September 30, 2011 we acquired 26 properties for $90.1 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively consistent, increasing $803,000, or 1%, to $66.9 million for the nine months ended September 30, 2012, compared to $66.1 million for the nine months ended September 30, 2011. The increase was primarily related to depreciation and amortization on 26 properties acquired throughout the nine months ended September 30, 2011 and two properties acquired subsequent to September 30, 2011.
Impairment of Real Estate Assets. An impairment loss of $2.0 million was recorded relating to one property during the nine months ended September 30, 2012, as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. There were no real estate impairment losses recorded during the nine months ended September 30, 2011.
Equity in Income of Unconsolidated Joint Ventures and Other Income. Equity in income of unconsolidated joint ventures and other income increased $669,000, or 117%, to $1.2 million during the nine months ended September 30, 2012, compared to $572,000 during the nine months ended September 30, 2011. The increase was primarily due to the sale of our interest in one of our unconsolidated joint ventures, which was operating at a loss throughout the prior year, on September 30, 2011.
Gain on Sale of Unconsolidated Joint Venture Interests. We recorded a gain on the sale of our interest in an unconsolidated joint venture of $5.1 million during the nine months ended September 30, 2011 as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No gain was recorded on the sale of our interest in an unconsolidated joint venture during the nine months ended September 30, 2012.
Impairment of Joint Venture Investment. We recorded an impairment of $1.2 million related to an unconsolidated joint venture during the nine months ended September 30, 2012 as discussed in Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No impairment was recorded on our interest in unconsolidated joint ventures during the nine months ended September 30, 2011.
Gain on Sale of Marketable Securities. During the nine months ended September 30, 2011, we recorded a gain on sale of marketable securities of $15.6 million in connection with the sale of six CMBS. No similar transactions occurred during the nine months ended September 30, 2012.
Interest Expense. Interest expense remained relatively constant, decreasing $497,000, or less than 1%, to $81.1 million for the nine months ended September 30, 2012, compared to $80.6 million during the nine months ended September 30, 2011, primarily due to a decrease in the weighted average interest rate, which was partially offset by an increase of $26.1 million in the average outstanding debt balance resulting from borrowings incurred to acquire 26 properties during the nine months ended September 30, 2011.

Funds From Operations and Modified Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of depreciable real estate, impairments of depreciable real estate and impairments of joint ventures. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost method alone is insufficient. In addition, FFO also excludes gains and losses from the sale of depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. FFO also excludes real estate impairments of depreciable real estate and impairments of joint ventures that are attributable to measurable decreases in the fair value of depreciable real estate held by the venture. Impairment write-downs are items that management does not include in its evaluation of the historical operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. We compute FFO in accordance with NAREIT’s definition.
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
Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and nine months ended September 30, 2012 and 2011 (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$7,204	$12,952	$23,762	$44,614
Depreciation of real estate assets	15,210	15,077	45,627	44,646
Amortization of lease related costs	6,975	6,989	21,285	21,463
Depreciation and amortization of real estate assets in unconsolidated joint ventures	314	263	995	1,094
Impairment of real estate assets	—	—	1,979	—
Impairment of joint venture investment	1,156	—	1,156	—
Gain on sale of unconsolidated joint venture interests	—	(5,111)	—	(5,111)
Gain on property condemnation	—	—	(55)	(92)
Funds from operations (FFO)	$30,859	$30,170	$94,749	$106,614
Acquisition related expenses	—	382	17	2,700
Modified funds from operations (MFFO)	$30,859	$30,552	$94,766	$109,314
Set forth below is additional information that may be helpful in assessing our operating results:

•
During the nine months ended September 30, 2011, we sold six CMBS for $82.1 million, and realized a gain on the sale of $15.6 million, of which $14.7 million had previously been recorded in other comprehensive income. No sales of CMBS occurred during the three months ended September 30, 2011 or the three and nine months ended September 30, 2012.

•
In order to recognize rental income on a straight-line basis over the terms of the respective leases, we recognized additional rental income by straight-lining rental income of $1.6 million and $7.2 million during the three and nine months ended September 30, 2012, respectively, and $2.9 million and $8.3 million during the three and nine months ended September 30, 2011, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $41,000 and $50,000 for the three and nine months ended September 30, 2012, respectively, and $3,000 and $17,000 for the three and nine months ended September 30, 2011, respectively, is included in equity in income of unconsolidated joint ventures and other income on the condensed consolidated unaudited statements of operations.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.3 million and $6.7 million during the three and nine months ended September 30, 2012, respectively, and $2.2 million and $6.5 million for the three and nine months ended September 30, 2011, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $8,000 and $26,000 for the three and nine months ended September 30, 2012, respectively, and $55,000 and $197,000 for the three and nine months ended September 30, 2011, respectively, which is included in equity in income of unconsolidated joint ventures and other income on the condensed consolidated unaudited statements of operations.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the most recent estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012.

During the nine months ended September 30, 2012 and 2011, we paid distributions of $98.7 million and $98.3 million, respectively, including $43.2 million and $44.9 million, respectively, through the issuance of shares pursuant to our DRIP Offering. Our distributions for the nine months ended September 30, 2012 were funded by net cash provided by operating activities of $86.0 million, or 87%, a portion of the net proceeds in excess of our investment from our prior year sale of marketable securities of $10.0 million, or 10%, and distributions received in excess of income from our unconsolidated joint venture and cash received from mortgage notes receivable and real estate assets under direct financing leases of $2.7 million, or 3%. Our distributions for the nine months ended September 30, 2011 were funded by net cash provided by operating activities of $87.5 million, or 89%, proceeds from the DRIP Offering of $2.7 million, or 3%, distributions received in excess of income from our unconsolidated joint ventures of $2.0 million, or 2%, and net proceeds in excess of our investment from the sale of marketable securities of $6.1 million, or 6%. Net cash provided by operating activities for the nine months ended September 30, 2011, reflects a reduction for real estate acquisition related expenses incurred and expensed of $2.7 million in accordance with GAAP. We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2011 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
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
Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the most recently disclosed Estimated Share Value. As of September 30, 2012, the Estimated Share Value was $9.35 per share, as determined by the board of directors on July 27, 2011. During the three months ended September 30, 2012, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 5.1 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 1.5 million shares were redeemed for $14.2 million at an average price of $9.33 per share subsequent to September 30, 2012. The remaining redemption requests relating to approximately 3.6 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. During the nine months ended September 30, 2012, we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 15.2 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 4.6 million shares were redeemed for $43.2 million at an average price of $9.31 per share. The remaining redemption requests relating to approximately 10.6 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period. Requests for redemptions that are not fulfilled in a period may be resubmitted by stockholders in a subsequent period. Unfulfilled requests for redemptions are not carried over automatically to subsequent redemption periods. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program, as amended, and set forth in our Current Report on Form 8-K filed on November 18, 2011. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to and redemptions by our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize the available cash from issuance of shares under the DRIP Offering, available borrowings on our Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.

As of September 30, 2012, we had cash and cash equivalents of $47.9 million and available borrowings of $43.4 million under our Credit Facility. Additionally, as of September 30, 2012, we had unencumbered properties with a gross book value of $767.9 million, including $635.8 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, the issuance of new mortgage notes on unencumbered assets and borrowings from our Credit Facility. As of September 30, 2012, we had no debt amounts maturing within the next 12 months and we had available borrowings on our Credit Facility of $43.4 million. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
As of September 30, 2012, we had issued approximately 229.7 million shares of our common stock in the Offerings resulting in gross proceeds of $2.3 billion. As of September 30, 2012, we had redeemed a total of approximately 19.6 million shares of common stock for a cost of $178.0 million. Redemption requests relating to approximately 10.6 million shares that were received during the nine months ended September 30, 2012 went unfulfilled.
As of September 30, 2012, we had $1.8 billion of debt outstanding, consisting of (1) $1.5 billion of Fixed Rate Debt, which includes $77.7 million of variable rate debt swapped to fixed rates, (2) $4.3 million of Variable Rate Debt and (3) $306.1 million outstanding under the Credit Facility, which includes $111.1 million swapped to a fixed rate. The Fixed Rate Debt has annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.69%, and various maturity dates ranging from September, 2014 through August, 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September, 2014. As of September 30, 2012, the weighted average interest rate in effect for Revolving Loans under the Credit Facility was 3.72% and the Term Loan was fixed at a rate of 4.94% per annum based on our overall leverage levels. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of September 30, 2012, was 51% and the weighted average years to maturity was 4.0 years. Our contractual obligations as of September 30, 2012 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (3)	$1,461,176	$5,119	$176,253	$973,969	$305,835
Interest payments — fixed rate debt (4)	373,437	84,051	163,611	102,668	23,107
Principal payments — variable rate debt	4,250	—	4,250	—	—
Interest payments — variable rate debt (5)	258	128	130	—	—
Principal payments — credit facility	306,111	—	306,111	—	—
Interest payments — credit facility (4) (6)	15,577	12,834	2,743	—	—
Total	$2,160,809	$102,132	$653,098	$1,076,637	$328,942

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)
Principal payment amounts reflect actual payments based on face amount of notes payable. As of September 30, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $8.9 million.

(4)
As of September 30, 2012, we had $188.8 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(5)	A rate of 2.98% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of September 30, 2012.

(6)	Payment obligations for the Term Loan and Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 3.72%, respectively, in effect as of September 30, 2012.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $1.5 million, or 2%, to $86.0 million for the nine months ended September 30, 2012, compared to $87.5 million for the nine months ended September 30, 2011. The decrease was primarily due to a net change in our working capital accounts of $6.3 million, offset by an increase in net income before non-cash adjustments for depreciation, amortization, impairments and gains on sale of marketable securities and unconsolidated joint ventures of $4.7 million for the nine months ended September 30, 2012 compared to September 30, 2011. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $23.9 million to $17.6 million for the nine months ended September 30, 2012, compared to net cash used in investing activities of $6.2 million for the nine months ended September 30, 2011. The increase was primarily a result of less cash used for the investment in real estate and related assets of as we made no real estate acquisitions during the nine months ended September 30, 2012, compared to the acquisition of 26 properties for a total purchase price of $90.1 million during the nine months ended September 30, 2011. Additionally, we received $21.2 million in proceeds from the sale of our interest in an unconsolidated joint venture during the nine months ended September 30, 2012 compared to proceeds of $19.1 million from the sale of our interest in an unconsolidated joint venture during the nine months ended September 30, 2011. These amounts were partially offset by a decrease in proceeds from sale of marketable securities of $82.1 million, as no sales occurred during the nine months ended September 30, 2012.
Financing Activities. Net cash used in financing activities increased $36.4 million, or 50%, to $108.9 million for the nine months ended September 30, 2012 compared to $72.4 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, our loan activity resulted in net repayments of $6.4 million and during the nine months ended September 30, 2011 our loan activity resulted in net borrowings of $21.5 million, combining for an increase in cash used for mortgage notes payable, the Credit Facility and our Repurchase Agreement of $27.9 million. Additionally, the increase in net cash used in financing activities was due to an increase in cash used for the redemptions of common stock of $4.9 million and an increase in distributions to investors of $2.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the nine months ended September 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
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

Subsequent Events
Certain events occurred subsequent to September 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 15 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Issuance of shares of common stock in the DRIP Offering;

•	Redemption of shares of common stock; and

•	Line of credit.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of September 30, 2012, $199.3 million of the $1.8 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. Revolving Loans under the Credit Facility bore interest at a weighted average rate of 3.72%. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of September 30, 2012, an increase of 50 basis points in interest rates would result in a change in interest expense of $1.0 million per year, assuming all of our derivatives remain effective hedges.
As of September 30, 2012, we had four interest rate swap agreements outstanding, which mature on various dates from November 2013 through March 2016, with an aggregate notional amount under the swap agreements of $188.8 million and an aggregate net fair value of $(2.6) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2012, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.5 million. These interest rate swaps were designated as hedging instruments.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2012, we had accepted subscriptions for 229.7 million shares (including shares sold pursuant to our DRIP Offering and net of redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.3 billion, out of which we paid $171.8 million in selling commissions and dealer manager fees, $70.4 million in acquisition fees, $24.4 million in finance coordination fees, and $16.3 million in organization and offering costs to our advisor or its affiliates. We paid no selling commissions, dealer manager fees, acquisition fees or organization and offering costs to Cole Capital during the three months ended September 30, 2012.
Total net offering proceeds from the Offerings are $2.0 billion as of September 30, 2012. With the net offering proceeds and indebtedness, we acquired $3.5 billion in real estate and related assets net of gross intangible lease liabilities. As of November 9, 2012, we had sold an aggregate of approximately 230.7 million shares in our Offerings for gross offering proceeds of $2.3 billion (including shares sold pursuant to our DRIP Offering). We did not sell any unregistered equity securities during the three months ended September 30, 2012.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2012, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2012	—	$—	—	(1)
August 2012	1,538,322	$9.32	1,538,322	(1)
September 2012	1,751	$9.31	1,751	(1)
Total	1,540,073		1,540,073	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 6.	Exhibits
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
Name: Gavin B. Brandon
Title: Vice President of Accounting (Principal Accounting Officer)
Date: November 9, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.