Form 10-K
period 2012-12-31
Cole Credit Property Trust II Inc
filed 2013-03-07
CIK 1308606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 210.1 million shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock outstanding as of March 6, 2013 was 208,584,611.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust II, Inc. definitive joint proxy statement/prospectus to be filed with the SEC with respect to the Registrant’s 2013 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
Formation
Cole Credit Property Trust II, Inc. (the “Company”, “we,” “our,” or “us”) is a Maryland corporation formed on September 29, 2004, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2012, we owned 752 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2012, the rentable space at these properties was 96% leased. As of December 31, 2012, we also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.
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
On June 27, 2005, we commenced an initial public offering on a “best efforts” basis of up to 45,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the “Initial Offering”). We commenced our principal operations on September 23, 2005, when we satisfied our escrow requirements and issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to such date, we were considered a development stage company. The Registration Statement also covered up to 5,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders were able to elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On November 13, 2006, we increased the aggregate amount of the Initial Offering to 49,390,000 shares for the primary offering and 5,952,000 shares pursuant to the DRIP in an amendment to our Registration Statement on Form S-11. Subsequently, we reallocated the shares of common stock available such that a maximum of 54,140,000 shares of common stock was available under the primary offering for an aggregate offering price of $541.4 million and a maximum of 1,202,000 shares was available under the DRIP for an aggregate offering price of $11.4 million.
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

On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). Our DRIP provides that reinvestments of distributions will be made at a price equal to the most recent estimated per share value of our common stock as determined by our board of directors (“Estimated Share Value”). On June 22, 2010 our board of directors established an Estimated Share Value of $8.05, and on July 27, 2011, our board of directors established a new Estimated Share Value of $9.35.
On December 6, 2012, our board of directors, including all of its independent directors, voted to suspend the DRIP and the share redemption program. Beginning with the distributions previously authorized by our board of directors for the month of December 2012, which were paid in January 2013, and continuing until such time as our board of directors may approve the resumption of the DRIP, all distributions authorized by our board of directors are to be paid to our stockholders in cash. As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the fourth quarter of 2012 on or before December 6, 2012 and that were determined by us to be in good order on or before December 12, 2012 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption received after December 6, 2012 and will not process or accept any future requests until such time as our board of directors may approve resumption of the share redemption program.
As of December 31, 2012, we had issued 28,877,523 shares of our common stock in the DRIP Offering, resulting in gross proceeds of $261.3 million. Combined with the gross proceeds from the Initial Offering and Follow-on Offering, we had aggregate gross proceeds from the Offerings of $2.3 billion (including shares sold pursuant to the DRIP) as of December 31, 2012, before offering costs, selling commissions, and dealer management fees of $188.3 million and before share redemptions of $206.1 million.
On January 22, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Realty Capital, Inc. (“Spirit”), a publicly-listed REIT. The Merger Agreement provides for the merger of Spirit with and into the Company, with the Company as the surviving corporation (the “Merger”). Upon consummation of the Merger, Spirit stockholders will receive 1.9048 shares of our common stock for each share of Spirit common stock they own (which equates to an inverse exchange ratio of 0.525 shares of Spirit common stock for each share of the Company’s common stock) and each share of our common stock will remain an issued and outstanding share of the combined company. Upon the closing of the Merger, the combined company will list its shares on the New York Stock Exchange and trade under Spirit’s existing ticker “SRC”. Upon consummation of the Merger, the board of directors of the combined company will consist of all seven of Spirit’s board members combined with two board members designated by the Company. In addition, Spirit’s management will oversee the ongoing operations of the combined Company. After the Merger is consummated, Cole Advisors II and Spirit may enter into a transition services agreement whereby Cole Advisors II would provide property and asset management services on Spirit’s behalf or for Spirit for amounts agreed upon by the parties. Refer to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding the Merger.
There are no assurances that the proposed Merger will be consummated on the expected timetable, or at all. If the Merger is consummated, it is expected to significantly change the scope of our business and as a result our 2012 results of operations may not necessarily be representative of our future results of operations. Unless otherwise stated, all disclosures and discussion in this Form 10-K do not include the expected effects of the Merger.
On January 23, 2013, our board of directors established an Estimated Share Value of $9.45 per share. In determining this Estimated Share Value, the board primarily considered that the exchange ratio agreed to by the parties to the Merger was the result of arm’s length negotiations that occurred over a period of time leading up to the execution of the Merger Agreement. In making its determination, the board also considered the recent trading history of Spirit’s common stock, and noted the volume-weighted average price of Spirit’s common stock from December 24, 2012, the date of its inclusion in the Russell 2000 Index, through January 22, 2013, the date on which the Merger was announced. Refer to Part II, Item 5 of this Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information,” for additional information.
Investment Objectives and Policies
Our objective is to invest primarily in freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants. We may also invest in mortgage loans, commercial mortgage backed securities (“CMBS”) or other investments related to real property or entities or joint ventures that make similar investments. Our primary investment objectives are:
•to provide current income to our stockholders through the payment of cash distributions; and
•to preserve and return our stockholders’ capital contributions.

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
In evaluating the credit worthiness of a tenant or prospective tenant, our advisor may not always use specific quantifiable standards, and may consider many factors, including debt ratings obtained from debt rating agencies, such as Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”), and/or the proposed terms of the acquisition. A tenant will be considered “investment grade” when the tenant has a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.
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
In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also, to the extent such information is available, considers the following:
•tenant rolls and tenant creditworthiness;
•a property condition report;
•unit level store performance;
•property location, visibility and access;
•age of the property, physical condition and curb appeal;
•neighboring property uses;
•local market conditions including vacancy rates;
•area demographics, including trade area population and average household income;
•neighborhood growth patterns and economic conditions;
•presence of nearby properties that may positively impact store sales at the subject property; and

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements, termination options, projected net cash flow yield and projected internal rates of return.

Our advisor considers whether properties are leased by, or have leases guaranteed by, companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s. Our advisor also will consider non-rated and non-investment grade rated tenants that we consider creditworthy, as described in “– Real Estate Underwriting Process” above.
 Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;
•evidence of marketable title, subject to such liens and encumbrances as are acceptable to Cole Advisors II;
•financial statements covering recent operations of properties having operating histories;
•title and liability insurance policies; and
•tenant estoppel certificates.

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
In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See “Item 1A – Risk Factors – General Risks Related to Investments in Real Estate” for additional information.
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
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisor, including other real estate programs sponsored by affiliates of our advisor, for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We have and may continue to enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “– Real Estate Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the years ended December 31, 2012 and 2011 we did not acquire any properties or borrow any funds from Cole Advisors II or its affiliates.
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
Acquisition of Properties from Affiliates of our Advisor
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of our advisor unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate of our advisor as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of our advisor may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the years ended December 31, 2012 and 2011, we did not purchase any properties from our advisor or its affiliates.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of our advisor act as an advisor to, and Christopher H. Cole, our chairman, president and chief executive officer, and D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer, act as officers and/or directors of CCPT, CCPT III, CCIT, CCPT IV, and Cole Income NAV Strategy, each a real estate investment trust that has investment objectives and targeted assets similar to ours. In addition, one of our independent directors also is an independent director of CCIT; and our other independent director also is an independent director of Cole Income NAV Strategy. CCPT, CCPT III and CCPT IV focus primarily on the retail sector, CCIT is focused on the office and industrial sectors, and Cole Income NAV Strategy focuses on the retail, office and industrial sectors.
CCPT is no longer offering shares for investment, and currently is not pursuing acquisitions of additional properties. In the event that CCPT sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest.
CCPT III commenced sales of its common stock pursuant to a follow-on offering of 275,000,000 shares of its common stock after the termination its initial public offering on October 1, 2010. CCPT III ceased issuing shares in its follow-on offering on April 27, 2012; all remaining unsold shares in CCPT III’s follow-on offering were deregistered. CCPT III continues to sell shares pursuant to its distribution reinvestment plan and continues to invest in real estate. CCIT commenced sales of its common stock in its initial public offering on February 10, 2011. Cole Income NAV Strategy commenced sales of its common stock in its initial public offering on December 6, 2011. CCPT IV’s initial public offering of up to 250,000,000 shares of common stock was declared effective by the SEC on January 26, 2012 and it commenced sales of its common stock in the offering on March 1, 2012. It is likely that potential acquisitions which may be appropriate for CCPT III, CCIT, CCPT IV and Cole Income NAV Strategy may also be appropriate for us.
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
Affiliated Property Manager
Our properties are, and we anticipate that properties we acquire will be, managed and leased by our property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), an affiliate of our advisor, pursuant to a property management and leasing agreement. Our agreement with Cole Realty Advisors has a one year term, which was renewed for an additional year on November 7, 2012. We expect Cole Realty Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the gross revenue received by the managed properties.
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
We reimburse Cole Advisors II and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the years ended December 31, 2012, 2011 and 2010, we incurred $3.6 million, $3.5 million and $3.8 million, respectively, for such services provided by Cole Advisors II and/or its affiliates.
Insurance
See sections captioned “Acquisition and Investment Policies – Description of Leases” and “– Environmental Matters.”
Reportable Segments
We operate and report our results on a consolidated basis in our commercial properties segment. See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K.
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
Concentration of Credit Risk
As of December 31, 2012, we had cash on deposit, including restricted cash, in four financial institutions, all of which had deposits in excess of federally insured levels totaling $7.7 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
No single tenant accounted for greater than 10% of our gross annualized rental revenues for the year ended December 31, 2012. Tenants in the specialty retail, drugstore and restaurant industries comprised 17%, 15% and 15%, respectively, of our gross annualized rental revenues for the year ended December 31, 2012. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2012, 166 of our properties were located in Texas and 23 were located in Florida, accounting for 16% and 10% of our 2012 gross annualized rental revenues, respectively. See “Item 2. Properties” for additional information regarding the geographic concentration of our properties.
Environmental Matters
In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have acquired certain properties that are subject to environmental remediation, in which the seller, the tenant and/or another third party has been identified as the responsible party for environmental remediation costs related to the property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. In addition, we carry environmental liability insurance on our properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. See “Item 1. Business – Acquisitions and Investment Policies – Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and supplements to our prospectus in connection with our Offerings. We have filed and we will file documents in connection with our Merger with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

Item 1A.	RISK FACTORS
The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to provide.
Risks Related to an Investment in Cole Credit Property Trust II, Inc.
Failure to complete the Merger could negatively impact the value of our common stock and the future value of our business and financial results.
If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay to Spirit a termination fee of $55.0 million and/or up to $10.0 million in expense reimbursement. These risks could negatively impact the value of our common stock, the future value of our business and our financial results. In addition, whether or not the Merger is completed, we are subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of our tenants or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
If we do not complete the Merger, there will continue to be no public trading market for our shares and there may never be one; therefore, your shares may continue to have limited liquidity.
There currently is no public market for our shares and, absent the completion of the pending Merger, there may never be one. In addition, we do not have a fixed liquidation date. If the Merger is not completed, our stockholders will not have the opportunity to sell their shares and our board of directors will review other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the Merger with Spirit. If the Merger does not occur and you seek to sell your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, or more than 9.8% in value or number of shares (whichever is more restrictive) of our common stock, by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Furthermore, on December 6, 2012, our board of directors, including all of its independent directors, voted to suspend the share redemption program and we do not anticipate that the board of directors will resume our share redemption program while the Merger is pending. As a result, if we do not complete the Merger, you may have to hold your shares for an indefinite period of time or, if you are able to sell your shares, you likely would have to sell them at a substantial discount to the price you paid for the shares.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the fullest extent permitted under Maryland law, subject to the limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Associations (the “NASAA REIT Guidelines”). In addition, we have entered into indemnification agreements with each of our directors and our chief financial officer that clarify and supplement the indemnification provisions contained in our charter and generally provide that, on the terms and subject to the conditions of the indemnification agreement and consistent with our charter, we will indemnify our directors and chief financial officer to the fullest extent permitted by law. Although our charter and the indemnification agreements do not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases which would decrease the cash otherwise available for distribution to you.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
Litigation against us could distract our management and/or negatively impact our operating results.
As noted below in “Item 3 – Legal Proceedings”, we, along with our operating partnership, have been named as defendants in a complaint seeking an injunction to prevent the Merger.  Although it is not possible to predict the outcome of litigation with any certainty, claims of this nature present a risk of protracted litigation, attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business.
Risks Related to Conflicts of Interest
Until the Merger with Spirit is closed, we will continue to be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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
We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant to the exclusion set forth in Section 3(c)(5)(C) of the Investment Company Act and certain no-action letters issued by the SEC. Accordingly, (1) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both, (2) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (1) above is increased); and (3) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and

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
•the election or removal of directors;

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

On January 23, 2013, the Company’s board of directors established an Estimated Share Value of $9.45 per share. Refer to Part II, Item 5 of this Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information,” for additional information.
Your interest in us will be diluted if we issue additional shares.
Existing stockholders and, if reinstated, potential investors in the DRIP Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 250,000,000 shares of stock, of which 240,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in the DRIP Offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in our offering or sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Cole OP II, existing stockholders and investors purchasing shares in our offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for Cole OP II contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Real Estate Investments, to merge into or cause the exchange or conversion of their interest for interests of Cole OP II. Because the limited partnership interests of Cole OP II may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between Cole OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.
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
The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. If the current market environment was to persist or worsen or the global disruptions were to adversely affect the recovery of U.S. financial markets it could affect our operating results and financial condition as follows:

•
Debt Market - Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however the real estate debt markets could begin experiencing increasing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, dislocations in the debt markets could reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) could slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, deterioration in the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.

•
Real Estate Market - The global economic recession caused commercial real estate values to decline substantially. The U.S. commercial real estate markets began a recovery in 2010 which has continued through 2012. However, if the global recession were to persist or worsen, or it were to affect the U.S. financial markets, there may be uncertainty in the valuation, or in the stability of the value, of the properties we own or may acquire that could result in a substantial decrease in the value of our properties. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•
Government Intervention - The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.

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
We diversify our cash and cash equivalents, and will continue to do so, among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank for interest bearing accounts. As of December 31, 2012, we had cash and cash equivalents and restricted cash deposited in four financial institutions, all of which had deposits in excess of current federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured level. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
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
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancelable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
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
The Exposure Drafts do not include a proposed effective date, are still being deliberated, and are subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the first half of 2013; however, a final standard is not expected to be issued until 2013 or 2014.
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
Our charter generally limits us to incurring debt no greater than 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of all of our assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment. As of December 31, 2012, we had $1.8 billion in total debt outstanding and the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities was 51%.

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
To hedge against exchange rate and interest rate fluctuations, we have used and may continue to use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
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
You may have current tax liability on distributions you elected to reinvest in our common stock.
If you participated in our DRIP prior to its suspension on December 6, 2012, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.
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

Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2012, we owned 752 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2012, 417 of the properties were freestanding, single-tenant retail properties, 312 of the properties were freestanding, single-tenant commercial properties and 23 of the properties were multi-tenant retail properties. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2012, 96% of the rentable square feet of these properties was leased, with a weighted-average remaining lease term of 9.8 years. As of December 31, 2012, we had outstanding debt of $1.8 billion, secured by properties in our portfolio and their related tenant leases and other real estate related assets on which the debt was placed.
Property Statistics
The following table shows the tenant diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Walgreens – drug store	70	1,011,529	$23,097	9%
Church’s Chicken – restaurant	1	244,231	14,056	6%
Academy Sports – sporting goods	9	1,955,411	12,944	5%
Circle K – convenience store	83	250,580	11,550	5%
CVS – drug store	37	412,496	9,408	4%
Home Depot – home improvement	5	554,979	7,189	3%
Ferguson Enterprises – specialty retail	8	1,111,948	6,940	3%
Tractor Supply – specialty retail	27	783,616	6,679	3%
Petsmart – specialty retail	8	1,035,471	6,146	2%
Lowe’s – home improvement	8	1,061,550	6,067	2%
Other	516	11,985,465	149,541	58%
	772	20,407,276	$253,617	100%

(1) Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Specialty retail	203	4,626,991	$43,077	17%
Drugstore	128	1,690,979	38,568	15%
Restaurant	122	955,988	37,044	15%
Sporting goods	17	2,278,621	17,106	7%
Home improvement	13	1,616,529	13,256	5%
Convenience store	84	264,896	12,563	5%
Distribution	14	1,410,464	10,296	4%
Fitness and health	21	584,273	9,678	4%
Automotive parts	30	636,005	9,227	4%
Electronics retail	14	576,891	7,270	3%
Other	126	5,765,639	55,532	21%
	772	20,407,276	$253,617	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
The following table shows the geographic diversification of our consolidated real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Rentable	Rental Revenue	Annualized
Location	of Properties	Square Feet (1)	(in thousands)	Rental Revenue
Texas	166	3,638,467	$40,604	16%
Florida	23	2,088,910	24,954	10%
Georgia	63	1,131,834	19,731	8%
Illinois	23	1,742,432	18,899	7%
Ohio	64	666,985	13,293	5%
Missouri	25	714,761	9,415	4%
Tennessee	39	559,109	8,710	3%
Nevada	2	1,009,278	7,119	3%
North Carolina	20	811,666	6,872	3%
Virginia	12	992,554	6,700	3%
Other	315	7,861,715	97,320	38%
	752	21,217,711	$253,617	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of our properties owned provide for initial terms of 10 to 20 years. As of December 31, 2012, the weighted average remaining lease term was 9.8 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure of the building. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from $7,000 to $14.1 million (average of $330,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that, in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property.
The following table shows lease expirations of our consolidated real estate assets as of December 31, 2012, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Year of Lease Expiration	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
2013	38	654,594	$4,632	2%
2014	33	414,662	4,010	2%
2015	46	1,250,819	11,415	5%
2016	57	1,775,388	18,682	7%
2017	91	1,748,290	20,991	8%
2018	90	1,463,216	19,552	8%
2019	16	445,442	6,616	3%
2020	27	619,693	8,065	3%
2021	76	1,538,835	22,424	9%
2022	49	1,236,312	15,170	6%
Thereafter	249	9,260,025	122,060	47%
	772	20,407,276	$253,617	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
Notes Payable Information
As of December 31, 2012, we had $1.8 billion of debt outstanding, consisting of (1) $1.4 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $77.6 million of variable rate debt swapped to fixed rates, (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $319.1 million outstanding under the Credit Facility. The Fixed Rate Debt has annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.68%, and various maturity dates ranging from September 2014 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points and matures in September, 2014. The Credit Facility allows us to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and $111.1 million in term loan borrowings (the “Term Loan”). Revolving Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. Eurodollar rate loans have variable rates which are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 275 to 400 basis points, determined by the leverage ratio of the Company in accordance with the agreement. Base rate committed loans have variable rates equal to the greater of (a) the Federal Funds Rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the Eurodollar Rate plus 1.0%; plus 175 to 300 basis points, determined by the leverage ratio of the Company in accordance with the agreement. As of December 31, 2012, the interest rate in effect for Revolving Loans under the Credit Facility was 3.71%. On February 24, 2011, we executed an interest rate swap agreement which had the effect of fixing the interest rate for the Term Loan borrowings under the Credit Facility to 4.94% per annum based on our overall leverage levels at the time of the transaction. The Credit Facility matures on December 17, 2013. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility.
The ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2012, was 51% and the weighted average years to maturity was 3.6 years. Except for the notes payable under the Credit Facility, which are unsecured obligations, the notes payable are secured by the respective properties on which the debt was placed and their related tenant leases and other real estate related assets, which had an aggregate gross asset value of $2.5 billion at December 31, 2012. The notes payable are generally non-recourse to us and Cole OP II, but both are liable for customary non-recourse carve-outs.

Generally, the notes payable may not be prepaid, in whole or in part, except under the following circumstances: (1) prepayment may be made subject to payment of a yield maintenance premium or through defeasance, (2) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date and (3) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.
Generally, in the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. The interest rate during the hyper-amortization period would be the fixed interest rate as stated on the respective mortgage note agreement plus 2.0%. The individual mortgage note maturity date, under the hyper-amortization provisions, would generally be extended by 20 years. During such period, the lender would apply 100% of the rents collected to (1) all payments for escrow or reserve accounts, (2) payment of interest at the original fixed interest rate, (3) payments for the replacement reserve account, (4) any other amounts due in accordance with the mortgage note agreement other than any additional interest expense, (5) any operating expenses of the property pursuant to an approved annual budget, (6) any extraordinary expenses, (7) payments to be applied to the reduction of the principal balance of the mortgage note, and (8) any additional interest expense, which is not paid would be added to the principal balance of the mortgage note.

Item 3.	LEGAL PROCEEDINGS
In connection with the Company’s Merger with Spirit, on March 5, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of Spirit captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al.  The complaint names as defendants Spirit, the members of the board of directors of Spirit, Spirit Realty, L.P., a Delaware limited partnership (the “Spirit Partnership”), the Company and Cole OP II, and alleges that the directors of Spirit breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, agreeing to a Merger Agreement at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, and by engaging in self-interested and otherwise conflicted actions.  The complaint alleges that the Company, Cole OP II and the Spirit Partnership aided and abetted those breaches of fiduciary duty.  The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than as stated above and ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 6, 2013, we had approximately 208.6 million shares of common stock outstanding, held by a total of 40,945 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange in connection with the Merger or otherwise, we cannot guarantee that a public market for the shares will develop.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of the shares to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in any offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the Estimated Share Value of our common stock was $9.35 as of December 31, 2012, which was based solely on our board of director’s approval on July 27, 2011 of an Estimated Share Value of $9.35.
In determining an estimated value of the Company’s shares, the board of directors considered information and analysis, including valuation materials that were provided by CBRE Capital Advisors, Inc. (“CBRE Cap”), an independent investment banking firm that specializes in providing real estate financial services, and information provided by the Company’s advisor, Cole REIT Advisors II, LLC. See our Current Report on Form 8-K, filed with the SEC on July 27, 2011, for additional information regarding CBRE Cap and its valuation materials.
On January 23, 2013, the Company’s board of directors established an Estimated Share Value of $9.45 per share. As discussed in Part I, Item 1 of this Annual Report on Form 10-K, “Business – Formation,” on January 22, 2013, the Company entered into the Merger Agreement with Spirit. At the effective time of the Merger, Spirit stockholders will receive 1.9048 shares of the Company’s common stock for each share of Spirit common stock they own (equivalent to 0.525 Spirit shares for each Company share) and each share of Company common stock will remain an issued and outstanding share of the combined company. In determining the Estimated Share Value on January 23, 2013, the board primarily considered that the exchange ratio agreed to by the parties to the Merger was the result of arm’s length negotiations that occurred over a period of time leading up to the execution of the Merger Agreement. In making its determination, the board also considered the recent trading history of Spirit’s common stock, and noted that the volume-weighted average price of Spirit’s common stock from December 24, 2012, the date of its inclusion in the Russell 2000 Index, through January 22, 2013, the date on which the Merger was announced (19 trading days), was $18.01 per share. The board further noted that the product of multiplying this price by 0.525 (the implied exchange ratio for the Company common stock) resulted in an implied value of $9.45 per share of Company common stock. The board determined to establish $9.45 as the estimated value of the Company’s common stock, as of January 23, 2013, for the sole purpose of assisting broker dealers in reporting an estimated value of the Company’s shares on their customer account statements.
Share Redemption Program
Our board of directors has adopted a share redemption program to enable our stockholders to sell their shares to us in limited circumstances. On December 6, 2012, our board of directors, including all of its independent directors, voted to suspend our share redemption program and we do not anticipate that the board of directors will resume our share redemption program while the Merger is pending.
As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the fourth quarter of 2012 on or before December 6, 2012 and that were determined by us to be in good order on or before December 12, 2012 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption received after December 6, 2012 and will not process or accept any future requests until such time as our board of directors may approve resumption of the share redemption program.

During the year ended December 31, 2012, we redeemed 7.7 million shares under our share redemption program, at an average redemption price of $9.31 per share for an aggregate redemption price of $71.3 million. During the year ended December 31, 2011, we redeemed 6.2 million shares under our share redemption program, at an average redemption price of $8.55 per share for an aggregate redemption price of $52.6 million. Subsequent to December 31, 2012, we redeemed 12,964 shares for $121,000 pursuant to redemption requests received on or before December 6, 2012. Redemption requests related to 13.4 million shares that were received during the year ended December 31, 2012 went unfulfilled, including shares unfulfilled and resubmitted from a previous period. See the section titled “Share Redemptions” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 18 to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
During the three months ended December 31, 2012, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2012	—	$—	—	(1)
November 2012	1,530,108	$9.33	1,530,108	(1)
December 2012	1,471,071	$9.35	1,471,071	(1)
Total	3,001,179		3,001,179	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
Distributions
We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we have made, and intend to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares.
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to approximately 6.25% on an annualized basis calculated at the current rate, based on our original offering price of $10.00 per share, and an annualized return of approximately 6.68%, based on the July 27, 2011 estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on December 31, 2012. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to approximately 6.25% on an annualized basis calculated at the current rate, based on our original offering price of $10.00 per share, and an annualized distribution rate of approximately 6.61%, based on the January 23, 2013 estimate of the value of our shares of $9.45 per share) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on March 31, 2013.
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2012, 2011 and 2010, respectively (in thousands, except per share data):

Year	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends	Capital Gain Distributions
2012	$131,378	$0.63	$0.39	$0.24	$—
2011	$131,003	$0.63	$0.29	$0.23	$0.11
2010	$129,251	$0.62	$0.40	$0.22	$—

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
On September 18, 2008, we registered 30,000,000 additional shares to be offered pursuant to our DRIP in our DRIP Offering, for an aggregate DRIP Offering price of $285.0 million. As of December 31, 2012, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding. On December 6, 2012, our board of directors, including all of its independent directors, voted to suspend the DRIP. Beginning with the distributions previously authorized by our board of directors for the month of December 2012, which were paid in January 2013, and continuing until such time as our board of directors may approve the resumption of the DRIP, all distributions authorized by our board of directors are to be paid to our stockholders in cash.
As of December 31, 2012, we had issued an aggregate of 231,165,454 shares of common stock, excluding redemptions, in our Offerings, raising gross offering proceeds of $2.3 billion. From this amount, we paid $70.5 million in acquisition fees to Cole Realty Advisors, $171.8 million in selling commissions and dealer manager fees to Cole Capital (of which $144.9 million was reallowed to third-party broker dealers), $24.5 million in finance coordination fees to Cole Advisors II and $16.3 million in organization and offering cost reimbursements to Cole Advisors II. We paid no selling commissions, dealer manager fees or organization and offering costs to Cole Capital during the year ended December 31, 2012. With the net offering proceeds and indebtedness, we acquired $3.5 billion in total gross real estate and related assets net of gross intangible lease liabilities.
As of March 6, 2013, we had issued approximately 28.9 million shares in the DRIP Offering at an aggregate gross offering price of $261.3 million.
Unregistered Sale of Securities and Issuance of Stock Options
We issued 20,000 shares of our common stock to an affiliate of our advisor, Cole Holdings Corporation (“Cole Holdings”), in connection with our inception in 2004 at $10.00 per share. On each of May 2, 2005, May 23, 2006, August 15, 2007, May 29, 2008, and May 29, 2009, we issued options to purchase 10,000 shares of our common stock to our independent directors under our Independent Director Stock Option Plan. During the year ended December 31, 2009, 5,000 options to purchase shares were exercised. These shares and options were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.
The following table provides information regarding our equity compensation plan as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	45,000	$9.12	950,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	45,000	$9.12	950,000

Item 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total investment in real estate assets, net	$3,099,281	$3,182,476	$3,154,692	$3,131,639	$3,127,334
Investment in mortgage notes receivable, net	$73,438	$76,745	$79,778	$82,500	$84,994
Marketable securities	$—	$—	$81,995	$56,366	$24,583
Investment in unconsolidated joint ventures	$—	$22,334	$38,324	$40,206	$25,792
Cash and cash equivalents	$21,384	$53,205	$45,791	$28,417	$106,485
Total assets	$3,289,536	$3,430,322	$3,485,335	$3,413,104	$3,432,028
Notes payable and line of credit	$1,757,322	$1,767,591	$1,673,243	$1,607,473	$1,550,314
Repurchase agreement	$—	$—	$54,312	$—	$—
Acquired below market lease intangibles, net	$119,550	$130,680	$140,797	$149,832	$156,813
Redeemable common stock	$121	$14,482	$12,237	$87,760	$65,046
Stockholders’ equity	$1,367,306	$1,471,713	$1,560,375	$1,521,984	$1,614,976
Operating Data:
Total revenue	$282,852	$279,345	$269,150	$275,455	$201,004
General and administrative expenses	$7,984	$7,943	$6,989	$7,020	$5,632
Property operating expenses	$23,427	$22,743	$20,294	$25,821	$16,796
Property and asset management expenses	$17,701	$16,987	$16,447	$14,904	$9,762
Merger related expenses	$5,847	$—	$—	$—	$—
Depreciation and amortization	$89,238	$88,246	$85,162	$90,750	$63,859
Impairment of real estate assets	$5,742	$—	$4,500	$13,500	$3,550
Operating income	$132,680	$140,405	$132,317	$120,219	$101,405
Gain on sale of marketable securities	$—	$15,587	$—	$—	$—
Gain on sale of unconsolidated joint venture interests	$—	$5,162	$—	$—	$—
Impairment of joint venture investment	$1,156	$—	$—	$—	$—
Interest expense	$107,963	$108,186	$102,977	$98,997	$78,063
Net income	$25,397	$53,809	$30,430	$22,406	$25,092
Modified funds from operations (1)	$127,969	$141,153	$125,880	$132,691	$92,566
Cash Flow Data:
Cash flows provided by operating activities	$118,371	$114,449	$105,627	$116,872	$96,073
Cash flows provided by (used in) investing activities	$11,205	$(18,328)	$(110,207)	$(45,497)	$(1,216,078)
Cash flows (used in) provided by financing activities	$(161,397)	$(88,707)	$21,954	$(149,443)	$1,182,973
Per Share Data:
Net income - basic and diluted	$0.12	$0.26	$0.15	$0.11	$0.17
Distributions declared	$0.63	$0.63	$0.62	$0.66	$0.70
Weighted average shares outstanding – basic	210,075,980	209,693,707	207,198,078	202,686,670	146,198,235
Weighted average shares outstanding – diluted	210,077,076	209,693,707	207,198,078	202,690,094	146,201,399

(1)
See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” for information regarding why we present modified funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” section of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 92%, 90% and 89% of total revenue for the years ended December 31, 2012, 2011, and 2010, respectively. As 96% of our rentable square feet was under lease as of December 31, 2012, with a weighted average remaining lease term of 9.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 51%, with 12% of the debt, or $212.3 million, including $208.0 million in Revolving Loans outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2012, 96% of our rentable square feet was under lease. During the year ended December 31, 2012, our percentage of rentable square feet under lease remained stable. However, if the recent improvements in economic conditions do not continue, we may experience additional vacancies or be required to reduce rental rates on occupied space. Our advisor is actively seeking to lease all of our vacant space, however, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.
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
Investment in and Valuation of Real Estate and Related Assets
Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.
We are required to make subjective assessments as to the useful lives of its depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

We continually monitor certain properties for which we have identified impairment indicators. As of December 31, 2012, we had seven properties with an aggregate book value of $46.7 million for which we assessed the recoverability of the carrying amounts. For six of these properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying amount as of December 31, 2012. Should the conditions related to any of these, or any other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. We identified two properties during the year ended December 31, 2012 and one property during the year ended December 31, 2010 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of each of the real estate and related assets were less than the carrying amount of the respective properties. As a result, we reduced the carrying amount of the real estate and related assets to their estimated fair value by recognizing an impairment loss of $5.7 million during the year ended December 31, 2012 and $4.5 million during the year ended December 31, 2010. No impairment losses were recorded during the year ended December 31, 2011.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of our real estate and related assets.
When a real estate asset is identified by management as held for sale, we cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated, in part, by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.
The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of management’s purchase price, which could impact our results of operations.
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
Investment in Unconsolidated Joint Ventures
We did not have an investment in any unconsolidated joint ventures as of December 31, 2012. Our investment in unconsolidated joint venture as of December 31, 2011 consisted of our non-controlling majority interest in a joint venture that owned a multi-tenant property in Independence, Missouri, which was sold on September 28, 2012 as discussed in Note 3 to our consolidated financial statements in this annual report on Form 10-K.

We accounted for the unconsolidated joint venture using the equity method of accounting as we had the ability to exercise significant influence, but not control, over operating and financial policies of the venture. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the joint venture’s earnings and distributions. We are required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, we are required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether an impairment is other-than-temporary, we consider whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires our management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. We recognize gains or losses on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of December 31, 2012, 2011, and 2010:

	2012	2011	2010
Number of commercial properties	752	753	725
Approximate rentable square feet (1)	21.2 million	21.2 million	20.6 million
Percentage of rentable square feet leased	96%	96%	94%

(1)Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
Commercial properties acquired	1		28		31		(1)
Approximate purchase price of acquired properties	$7.6	million	$100.7	million	$107.5	million
Approximate rentable square feet (2)	49,000		525,000		1.1 million

(1)	Excludes two properties substituted for one property under a master lease agreement with one of the Company’s tenants.

(2)	Including square feet of the buildings on land that are subject to ground leases.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenue. Revenue increased $3.6 million, or 1%, to $282.9 million for the year ended December 31, 2012, compared to $279.3 million for the year ended December 31, 2011. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 90% of total revenues during the years ended December 31, 2012 and 2011, respectively.
Rental and other property income increased $8.1 million, or 3%, to $259.6 million for the year ended December 31, 2012, compared to $251.5 million for the year ended December 31, 2011. The increase was primarily due to the acquisition of 28 properties during the year ended December 31, 2011 and one property acquired subsequent to December 31, 2011, combined with additional revenue from the expansion and improvements to certain existing properties as discussed in Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income decreased $1.8 million, or 10%, to $15.2 million for the year ended December 31, 2012, compared to $17.0 million for the year ended December 31, 2011, primarily due to a change in our expected reimbursements from tenants for recoverable real estate taxes and operating expenses during the year ended December 31, 2012.
Earned income from direct financing leases remained constant at $1.9 million for the years ended December 31, 2012, and December 31, 2011. We owned 13 properties accounted for as direct financing leases for each of the years ended December 31, 2012 and 2011.
Interest income on mortgage notes receivable remained relatively constant, decreasing $277,000, or 4%, to $6.1 million for the year ended December 31, 2012, compared to $6.4 million for the year ended December 31, 2011, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the years ended December 31, 2012 and 2011. We expect interest income to decrease in future periods as the proportion of principal payments received increases.
There was no interest income recorded on marketable securities during the year ended December 31, 2012, compared to $2.5 million for the year ended December 31, 2011. The decrease was due to the sale of all of our CMBS during the year ended December 31, 2011.
General and Administrative Expenses. General and administrative expenses remained relatively constant, increasing $41,000, or 1%, to $8.0 million for the year ended December 31, 2012, compared to $7.9 million for the year ended December 31, 2011. The primary general and administrative expense items are escrow and trustee fees, operating expenses reimbursable to our advisor, state franchise and income taxes, professional fees, unused fees on our line of credit, board of directors costs, insurance, and other licenses and fees.
Property Operating Expenses. Property operating expenses remained relatively constant, increasing $684,000, or 3%, to $23.4 million for the year ended December 31, 2012, compared to $22.7 million for the year ended December 31, 2011. The primary property operating expense items are property taxes, repairs and maintenance, property insurance and bad debt expense.
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

Property and asset management expenses increased $714,000, or 4%, to $17.7 million for the year ended December 31, 2012, compared to $17.0 million for the year ended December 31, 2011. Of this amount, property management expenses increased to $8.5 million for the year ended December 31, 2012 from $8.1 million for the year ended December 31, 2011, and asset management expenses increased to $9.2 million for the year ended December 31, 2012, from $8.9 million for the year ended December 31, 2011. These increases were primarily due to an increase in property and asset management fees related to the acquisition of 28 properties throughout the year ended December 31, 2011 and one property acquired subsequent to December 31, 2011, combined with an increase in our asset base related to the board of directors’ determination of the estimated share value of $9.35 as of July 27, 2011, compared to the previously determined share value of $8.05.
Merger Related Expenses. We recorded $5.8 million in Merger related expenses for the year ended December 31, 2012 as discussed in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K. No Merger related expenses were recorded during the year ended December 31, 2011.
Acquisition Related Expenses. We recorded $233,000 in acquisition related expenses for the year ended December 31, 2012, compared to $3.0 million recorded for the year ended December 31, 2011. During the year ended December 31, 2012 we acquired one property for $7.6 million, and during the year ended December 31, 2011 we acquired 28 properties for $100.7 million. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. Acquisition related expenses also include reimbursements to our advisor for certain acquisition expenses as well as acquisition expenses we pay directly to external parties incurred in the process of acquiring such property.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively constant, increasing $992,000, or 1%, to $89.2 million for the year ended December 31, 2012, compared to $88.2 million for the year ended December 31, 2011. The increase was primarily related to depreciation and amortization on 28 properties acquired throughout the year ended December 31, 2011 and one property acquired subsequent to December 31, 2011.
Impairment of Real Estate Assets. An impairment loss of $5.7 million was recorded relating to two properties during the year ended December 31, 2012, as discussed in Note 3 to our consolidated financial statements in this Annual Report on Form 10-K. There were no real estate impairment losses recorded during the year ended December 31, 2011.
Equity in Income of Unconsolidated Joint Ventures and Other Income. Equity in income of unconsolidated joint ventures and other income increased $448,000, or 60%, to $1.2 million during the year ended December 31, 2012, compared to $749,000 during the year ended December 31, 2011. The increase was primarily due to the sale of our interest in one of our unconsolidated joint ventures, which was operating at a loss throughout the prior year, on September 30, 2011.
Gain on Sale of Real Estate Assets and Property Condemnation. We recorded a $639,000 gain on the sale of real estate assets and property condemnations for the year ended December 31, 2012 related primarily to the sale of two properties. We recorded a $92,000 gain related to the condemnation of one property during the year ended December 31, 2011.
Gain on Sale of Marketable Securities. During the year ended December 31, 2011, we recorded a gain on sale of marketable securities of $15.6 million in connection with the sale of six CMBS. No similar transactions occurred during the year ended December 31, 2012.
Gain on Sale of Unconsolidated Joint Venture Interests. We recorded a gain on the sale of our interest in an unconsolidated joint venture of $5.2 million during the year ended December 31, 2011 as discussed in Note 6 to our consolidated financial statements in this Annual Report on Form 10-K. No gain was recorded on the sale of our interest in an unconsolidated joint venture during the year ended December 31, 2012.
Impairment of Investment in Unconsolidated Joint Venture. We recorded an impairment of $1.2 million related to an unconsolidated joint venture during the year ended December 31, 2012 as discussed in Note 3 to our consolidated financial statements in this Annual Report on Form 10-K. No impairment was recorded on our investment in unconsolidated joint ventures during the year ended December 31, 2011.
Interest Expense. Interest expense remained relatively constant, decreasing $223,000, or less than 1%, to $108.0 million for the year ended December 31, 2012, compared to $108.2 million during the year ended December 31, 2011, primarily due to a decrease in the weighted average interest rate, which was partially offset by an increase of $14.9 million in the average outstanding debt balance resulting from borrowings incurred to acquire 28 properties during the year ended December 31, 2011, and one property subsequent to December 31, 2011.

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

Acquisition Related Expenses. Acquisition related expenses decreased $420,000, or 12%, to $3.0 million for the year ended December 31, 2011, compared to $3.4 million for the year ended December 31, 2010. The decrease was a result of fewer acquisition related expenses recorded on 28 properties purchased during the year ended December 31, 2011 with an aggregate purchase price of $100.7 million, compared to 31 properties during the year ended December 31, 2010 with an aggregate purchase price of $107.5 million. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2% of the contract purchase price of each property or asset acquired. Acquisition related expenses also include reimbursements to our advisor for certain acquisition expenses as well as acquisition expenses we pay directly to external parties incurred in the process of acquiring such property.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $3.0 million, or 4%, to $88.2 million for the year ended December 31, 2011, compared to $85.2 million for the year ended December 31, 2010. The increase was primarily related to additional depreciation and amortization recorded on 28 new properties acquired subsequent to December 31, 2010.
Impairment of Real Estate Assets. There were no impairment losses recorded during the year ended December 31, 2011. An impairment loss of $4.5 million was recorded relating to one property during the year ended December 31, 2010, as discussed in Note 3 to our consolidated financial statements in this Annual Report on Form 10-K.
Equity in Income of Unconsolidated Joint Ventures and Other Income. Equity in income of unconsolidated joint ventures and other income decreased $341,000, or 31%, to $749,000 during the year ended December 31, 2011, compared to $1.1 million during the year ended December 31, 2010. The decrease was primarily due to the sale of our interest in one of our unconsolidated joint ventures on September 30, 2011.
Gain on Sale of Real Estate Assets and Property Condemnation. We recorded a $92,000 gain on the sale of real estate assets and property condemnations for the year ended December 31, 2011 related to the condemnation of one property. We recorded no gains related to the sale of real estate assets and property condemnation during the year ended December 31, 2010.
Gain on Sale of Marketable Securities. During the year ended December 31, 2011, we recorded a gain on sale of marketable securities of $15.6 million in connection with the sale of all of our CMBS bonds. No similar transactions occurred during the year ended December 30, 2010.
Gain on Sale of Unconsolidated Joint Venture Interests. During the year ended December 31, 2011, we recorded a gain on the sale of our interest in an unconsolidated joint venture of $5.2 million, as discussed in Note 6 to our consolidated financial statements in this Annual Report on Form 10-K. No similar transactions occurred during the year ended December 31, 2010.
Interest Expense. Interest expense increased $5.2 million, or 5%, to $108.2 million for the year ended December 31, 2011, compared to $103.0 million during the year ended December 31, 2010, primarily due to an increase of $80.1 million in the average outstanding debt balance.
Portfolio Information
Real Estate Portfolio
As of December 31, 2012, we directly owned 752 properties located in 45 states and the U.S. Virgin Islands, the gross rentable space of which was 96% leased with a weighted average lease term remaining of 9.8 years. Of the leases related to these properties, 13 were classified as direct financing leases, as discussed in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K.

As of December 31, 2012, our five highest tenant concentrations, based on gross annualized rental revenue, were as follows:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Walgreens – drug store	70	1,011,529	$23,097	9%
Church’s Chicken – restaurant	1	244,231	14,056	6%
Academy Sports – sporting goods	9	1,955,411	12,944	5%
Circle K – convenience store	83	250,580	11,550	5%
CVS – drug store	37	412,496	9,408	4%
	200	3,874,247	$71,055	29%

(1) Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2012, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Specialty retail	203	4,626,991	$43,077	17%
Drugstore	128	1,690,979	38,568	15%
Restaurant	122	955,988	37,044	15%
Sporting goods	17	2,278,621	17,106	7%
Home improvement	13	1,616,529	13,256	5%
	483	11,169,108	$149,051	59%

(1) Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2012, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Rentable	Rental Revenue	Annualized
Location	of Properties	Square Feet (1)	(in thousands)	Rental Revenue
Texas	166	3,638,467	$40,604	16%
Florida	23	2,088,910	24,954	10%
Georgia	63	1,131,834	19,731	8%
Illinois	23	1,742,432	18,899	7%
Ohio	64	666,985	13,293	5%
	339	9,268,628	$117,481	46%

(1) Including square feet of the buildings on land that is subject to ground leases.
Mortgage Notes Receivable Portfolio
As of December 31, 2012, we owned two portfolios of mortgage notes receivable with a balance of $73.4 million consisting of 69 mortgage notes receivable, secured by 43 restaurant properties and 26 retail properties with a weighted average maturity of 7.7 years.

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
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO merger and acquisition related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to merge or acquire investments from the investments’ revenues and expenses. Management believes that excluding merger and acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the Company ceases to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in mergers or acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands). FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$25,397	$53,809	$30,430
Depreciation of real estate assets	60,890	59,782	56,615
Amortization of lease related costs	28,348	28,464	28,547
Depreciation and amortization of real estate assets in unconsolidated joint ventures	995	1,331	2,347
Impairment of real estate assets	5,742	—	4,500
Impairment of joint venture investment	1,156	—	—
Gain on sale of unconsolidated joint venture interests	—	(5,162)	—
Gain on sale and condemnation of real estate assets	(639)	(92)	—
Funds from operations (FFO)	$121,889	$138,132	$122,439
Acquisition related expenses	233	3,021	3,441
Merger related expenses	5,847	—	—
Modified funds from operations (MFFO)	$127,969	$141,153	$125,880
Set forth below is additional information that may be helpful in assessing our operating results:

•
During the year ended December 31, 2011, we sold six CMBS for $82.1 million, and realized a gain on the sale of $15.6 million, of which $14.7 million had previously been recorded in other comprehensive income. No sales of CMBS occurred during the years ended December 31, 2012 and 2010.

•
In order to recognize rental income on a straight-line basis over the terms of the respective leases, we recognized additional rental income by straight-lining rental income of $9.1 million, $11.0 million and $11.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, related to our unconsolidated joint ventures, straight-line revenue of $50,000, $21,000 and $48,000 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in equity in income of unconsolidated joint ventures and other income on the consolidated statements of operations.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $9.2 million, $9.1 million and $8.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, related to our unconsolidated joint ventures, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $26,000, $135,000 and $601,000 for the years ended December 31, 2012, 2011 and 2010 respectively, which is included in equity in income of unconsolidated joint ventures and other income on the consolidated statements of operations.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.68%, based on the July 27, 2011 estimate of the value of our shares of $9.35 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to approximately 6.25% on an annualized basis calculated at the current rate, based on the original offering price of $10.00 per share, and an annualized distribution rate of approximately 6.61%, based on the January 23, 2013 estimate of the value of the Company’s shares of $9.45 per share) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on March 31, 2013.

During the years ended December 31, 2012 and 2011, we paid distributions of $131.4 million and $131.0 million, respectively, including $57.0 million and $59.7 million, respectively, through the issuance of shares pursuant to our DRIP Offering. Our distributions for the year ended December 31, 2012 were funded by net cash provided by operating activities of $118.4 million, or 90%, a portion of the net proceeds in excess of our investment from our prior year sale of marketable securities of $9.2 million, or 7%, principal payments from mortgage notes receivable and real estate under direct financing leases of $3.6 million, or 3%, and proceeds from the DRIP offering of $233,000, or less than 1%. Our distributions for the year ended December 31, 2011 were funded by net cash provided by operating activities of $114.4 million, or 87%, portion of the net proceeds in excess of our investment from the sale of marketable securities of $11.3 million, or 9%, proceeds from the DRIP Offering of $3.0 million, or 2%, and return of capital from unconsolidated joint ventures of $2.3 million, or 2%. Net cash provided by operating activities for the years ended December 31, 2012 and 2011, reflect a reduction for real estate acquisition related expenses incurred and expensed of $233,000 and $3.0 million, respectively, in accordance with GAAP. We treat our real estate acquisition expenses as funded by proceeds from the offering of our shares, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2012 and 2011 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities.
On December 6, 2012, our board of directors, including all of its independent directors, voted to suspend the DRIP and the share redemption program. Beginning with the distributions previously authorized by our board of directors for the month of December 2012, which were paid in January 2013, and continuing until such time as our board of directors may approve the resumption of the DRIP, all distributions authorized by our board of directors are to be paid to our stockholders in cash.
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
As a result of the suspension of the share redemption program in December 2012, all redemption requests received from stockholders during the fourth quarter of 2012 on or before December 6, 2012 and that were determined to be in good order on or before December 12, 2012 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption received after December 6, 2012 and will not process or accept any future requests until such time as our board of directors may approve resumption of the share redemption program.
Pursuant to the share redemption program, as amended, the redemption price per share is dependent on the length of time the shares are held and the most recently disclosed Estimated Share Value. As of December 31, 2012, the Estimated Share Value was $9.35 per share, as determined by the board of directors on July 27, 2011. During the year ended December 31, 2012 we received valid redemption requests pursuant to the share redemption program, as amended, relating to approximately 19.5 million shares, including those requests unfulfilled and resubmitted from a previous period, and requests relating to approximately 6.1 million shares were redeemed for $56.9 million at an average price of $9.32. The remaining redemption requests relating to approximately 13.4 million shares went unfulfilled, including those requests unfulfilled and resubmitted from a previous period.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize available borrowings on our Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.

As of December 31, 2012, we had cash and cash equivalents of $21.4 million and available borrowings of $30.4 million under our Credit Facility. Additionally, as of December 31, 2012, we had unencumbered properties with a gross book value of $1.0 billion, including $636.1 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to our Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under our Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, the issuance of new mortgage notes on unencumbered assets and borrowings from our Credit Facility. As of December 31, 2012, we had $319.1 million under our Credit Facility maturing within the next 12 months, which we expect to be repaid or refinanced in connection with or subsequent to the Merger. If the Merger is not completed, we will seek to refinance amounts outstanding under our Credit Facility.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including borrowing on the Credit Facility and/or borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower.
We expect that substantially all net cash resulting from debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations.
As of December 31, 2012, we had issued approximately 231.2 million shares of our common stock in the Offerings resulting in gross proceeds of $2.3 billion. As of December 31, 2012, we had redeemed a total of approximately 22.6 million shares of common stock for a cost of $206.1 million. Redemption requests relating to approximately 13.4 million shares that were received during the year ended December 31, 2012 went unfulfilled.
As of December 31, 2012, we had $1.8 billion of debt outstanding, consisting of (1) $1.4 billion of Fixed Rate Debt, which includes $77.6 million of variable rate debt swapped to fixed rates, (2) $4.3 million of Variable Rate Debt and (3) $319.1 million outstanding under the Credit Facility, which includes $111.1 million swapped to a fixed rate. The Fixed Rate Debt has annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.68%, and various maturity dates ranging from September, 2014 through August, 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September, 2014. As of December 31, 2012, the weighted average interest rate in effect for Revolving Loans under the Credit Facility was 3.71% and the Term Loan was fixed at a rate of 4.94% per annum based on our overall leverage levels. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities, as of December 31, 2012, was 51% and the weighted average years to maturity was 3.6 years. Our contractual obligations as of December 31, 2012 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt (3)	$1,442,354	$5,142	$331,924	$916,277	$189,011
Interest payments – fixed rate debt (4)	345,337	82,574	156,321	87,128	19,314
Principal payments – variable rate debt	4,250	—	4,250	—	—
Interest payments – variable rate debt (5)	222	125	97	—	—
Principal payments – credit facility	319,111	319,111	—	—	—
Interest payments – credit facility (4) (6)	12,776	12,776	—	—	—
Total	$2,124,050	$419,728	$492,592	$1,003,405	$208,325

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)
Principal payment amounts reflect actual payments based on face amount of notes payable. As of December 31, 2012, the fair value adjustment, net of amortization, of mortgage notes assumed was $8.4 million.

(4)
As of December 31, 2012, we had $188.7 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreement to calculate the debt payment obligations in future periods.

(5)	A rate of 2.96% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of December 31, 2012.

(6)	Payment obligations for the Term Loan and Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 3.71%, respectively, in effect as of December 31, 2012.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Operating Activities. Net cash provided by operating activities increased $3.9 million, or 3%, to $118.4 million for the year ended December 31, 2012, compared to $114.4 million for the year ended December 31, 2011. The increase was primarily due to a net change in our working capital accounts of $2.8 million and an increase in net income before non-cash adjustments for depreciation, amortization, bad debt expense, impairments, gains on sale of marketable securities and real estate assets and unconsolidated joint ventures of $1.1 million for the year ended December 31, 2012 compared to December 31, 2011. See “– Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $29.5 million to $11.2 million for the year ended December 31, 2012, compared to net cash used in investing activities of $18.3 million for the year ended December 31, 2011. The increase was primarily a result of less cash used for investments in real estate and related assets as we made one real estate acquisition with a purchase price of $7.6 million during the year ended December 31, 2012, compared to the acquisition of 28 properties for a total purchase price of $100.7 million during the year ended December 31, 2011. Additionally, we used cash of $15.0 million for capital expenditures during the year ended December 31, 2012, compared with $20.9 million during the year ended December 31, 2011. We received $28.6 million in proceeds from the sale of real estate assets and our interest in an unconsolidated joint venture during the year ended December 31, 2012 compared to proceeds of $19.0 million from the sale of real estate assets and our interest in an unconsolidated joint venture during the year ended December 31, 2011. These amounts were partially offset by a decrease in proceeds from sale of marketable securities of $82.1 million, as no sales of marketable securities occurred during the year ended December 31, 2012.

Financing Activities. Net cash used in financing activities increased $72.7 million, or 82%, to $161.4 million for the year ended December 31, 2012 compared to $88.7 million for the year ended December 31, 2011. During the year ended December 31, 2012, our loan activity resulted in net repayments of $12.2 million and during the year ended December 31, 2011 our loan activity resulted in net borrowings of $38.2 million, combining for an increase in cash used for mortgage notes payable, the Credit Facility and our Repurchase Agreement of $50.3 million. Additionally, the increase in net cash used in financing activities was due to an increase in cash used for the redemptions of common stock of $18.7 million and an increase in distributions to investors of $3.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Operating Activities. Net cash provided by operating activities increased $8.8 million, or 8%, to $114.4 million for the year ended December 31, 2011, compared to $105.6 million for the year ended December 31, 2010. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization, accretion, and impairment of $25.7 million, combined with an increase in the change in accounts payable and accrued expenses of $4.8 million for the year ended December 31, 2011 compared to December 31, 2010. These increases were offset by a gain on the sale of marketable securities of $15.6 million and a gain on the sale of a joint venture interest of $5.2 million for the year ended December 31, 2011. See “– Results of Operations” for a more complete discussion of the factors impacting our operating performance.
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
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees, real estate commissions and reimbursement of certain operating costs. See Note 15 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of Cole Advisors II act as sponsor, general partner or advisor to various private real estate limited partnerships and other real estate-related programs, including CCPT, CCPT III, CCPT IV, CCIT and Cole Income NAV Strategy. As such, there are conflicts of interest where Cole Advisors II or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for other real estate programs sponsored by Cole Real Estate Investments, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors II and these other real estate programs sponsored by Cole Real Estate Investments could influence the advice to us. See “Item 1. Business – Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2012 through the filing date of this Annual Report on Form 10-K. Refer to Note 22 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. Such events include:

•	Redemption of shares of common stock;

•	Line of credit;

•	Share valuation;

•	Merger Agreement;

•	Legal proceedings;

•	Advisory and property management matters agreement;

•	Property disposition; and

•	Holdings merger agreement.
Impact of Recent Accounting Pronouncements
Refer to Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.

Off Balance Sheet Arrangements
As of December 31, 2012 and 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
As of December 31, 2012, $212.3 million of the $1.8 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. Revolving Loans under the Credit Facility bore interest at a weighted average rate of 3.71%. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of December 31, 2012, an increase of 50 basis points in interest rates would result in a change in interest expense of $1.1 million per year, assuming all of our derivatives remain effective hedges.
As of December 31, 2012, we had four interest rate swap agreements outstanding, which mature on various dates from November 2013 through March 2016, with an aggregate notional amount under the swap agreements of $188.7 million and an aggregate net fair value of $(2.2) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2012, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.3 million. These interest rate swaps were designated as hedging instruments.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2012.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive joint proxy statement/prospectus to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive joint proxy statement/prospectus to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive joint proxy statement/prospectus to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this item is incorporated by reference to our definitive joint proxy statement/prospectus to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive joint proxy statement/prospectus to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1.    The list of the financial statements contained herein is set forth on page F-1 hereof.
2.    Financial Statement Schedules –
Schedule II – Valuation and Qualifying Accounts is set forth beginning on page S-1 hereof.
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-2 hereof.
Schedule IV – Mortgage Loans on Real Estate is set forth beginning on page S-20 hereof.
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
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust II, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust II, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 6, 2013

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$861,249	$863,257
Buildings and improvements, less accumulated depreciation of $297,422 and $238,688, respectively	1,911,029	1,959,922
Real estate assets under direct financing leases, less unearned income of $11,454 and $13,342, respectively	34,966	35,999
Acquired intangible lease assets, less accumulated amortization of $159,639 and $128,544, respectively	292,037	323,298
Total investment in real estate assets, net	3,099,281	3,182,476
Investment in mortgage notes receivable, net	73,438	76,745
Total investment in real estate and mortgage assets, net	3,172,719	3,259,221
Cash and cash equivalents	21,384	53,205
Restricted cash	10,206	11,811
Investment in unconsolidated joint venture	—	22,334
Rents and tenant receivables, less allowance for doubtful accounts of $80 and $547, respectively	62,182	57,403
Prepaid expenses and other assets	4,048	3,739
Deferred financing costs, less accumulated amortization of $20,499 and $17,751, respectively	18,997	22,609
Total assets	$3,289,536	$3,430,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,757,322	$1,767,591
Accounts payable and accrued expenses	17,148	16,100
Due to affiliates	1,937	1,069
Acquired below market lease intangibles, less accumulated amortization of $53,557 and $42,880, respectively	119,550	130,680
Distributions payable	11,087	11,157
Deferred rental income, derivative and other liabilities	15,065	17,530
Total liabilities	1,922,109	1,944,127
Commitments and contingencies
Redeemable common stock	121	14,482
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 208,597,575 and 210,151,692 shares issued and outstanding, respectively	2,086	2,101
Capital in excess of par value	1,883,113	1,882,971
Accumulated distributions in excess of earnings	(515,712)	(409,801)
Accumulated other comprehensive loss	(2,181)	(3,558)
Total stockholders’ equity	1,367,306	1,471,713
Total liabilities and stockholders’ equity	$3,289,536	$3,430,322
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental and other property income	$259,567	$251,499	$238,706
Tenant reimbursement income	15,249	17,020	14,044
Earned income from direct financing leases	1,888	1,942	2,067
Interest income on mortgage notes receivable	6,148	6,425	6,661
Interest income on marketable securities	—	2,459	7,672
Total revenue	282,852	279,345	269,150
Expenses:
General and administrative expenses	7,984	7,943	6,989
Property operating expenses	23,427	22,743	20,294
Property and asset management expenses	17,701	16,987	16,447
Merger related expenses	5,847	—	—
Acquisition related expenses	233	3,021	3,441
Depreciation	60,890	59,782	56,615
Amortization	28,348	28,464	28,547
Impairment of real estate assets	5,742	—	4,500
Total operating expenses	150,172	138,940	136,833
Operating income	132,680	140,405	132,317
Other income (expense):
Equity in income of unconsolidated joint ventures and other income	1,197	749	1,090
Gain on sale of real estate assets and property condemnation	639	92	—
Gain on sale of marketable securities	—	15,587	—
Gain on sale of unconsolidated joint venture interests	—	5,162	—
Impairment of investment in unconsolidated joint venture	(1,156)	—	—
Interest expense	(107,963)	(108,186)	(102,977)
Total other expense	(107,283)	(86,596)	(101,887)
Net Income	$25,397	$53,809	$30,430

Weighted average number of common shares outstanding:
Basic	210,075,980	209,693,707	207,198,078
Diluted	210,077,076	209,693,707	207,198,078
Net income per common share:
Basic and diluted	$0.12	$0.26	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$25,397	$53,809	$30,430
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	—	(1,713)	23,051
Reclassification of previous unrealized gain on marketable securities into net income	—	(14,654)	—
Unrealized gain (loss) on interest rate swaps	1,164	98	(853)
Reclassification of previous unrealized loss on interest rate swaps into net income	213	—	—
Total other comprehensive income (loss)	1,377	(16,269)	22,198
Comprehensive income	$26,774	$37,540	$52,628
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance January 1, 2010	204,662,620	$2,047	$1,762,904	$(233,480)	$(9,487)	$1,521,984
Issuance of common stock	7,037,054	70	61,307	—	—	61,377
Distributions to investors	—	—	—	(129,497)	—	(129,497)
Other offering costs	—	—	(9)	—	—	(9)
Redemptions of common stock	(2,382,328)	(24)	(21,614)	—	—	(21,638)
Stock compensation expense	—	—	7	—	—	7
Changes in redeemable common stock	—	—	75,523	—	—	75,523
Comprehensive income	—	—	—	30,430	22,198	52,628
Balance December 31, 2010	209,317,346	2,093	1,878,118	(332,547)	12,711	1,560,375
Issuance of common stock	6,986,717	70	59,626	—	—	59,696
Distributions to investors	—	—	—	(131,063)	—	(131,063)
Redemptions of common stock	(6,152,371)	(62)	(52,528)	—	—	(52,590)
Changes in redeemable common stock	—	—	(2,245)	—	—	(2,245)
Comprehensive income	—	—	—	53,809	(16,269)	37,540
Balance, December 31, 2011	210,151,692	2,101	1,882,971	(409,801)	(3,558)	1,471,713
Issuance of common stock	6,099,920	61	56,973	—	—	57,034
Distributions to investors	—	—	—	(131,308)	—	(131,308)
Redemptions of common stock	(7,654,037)	(76)	(71,192)	—	—	(71,268)
Changes in redeemable common stock	—	—	14,361	—	—	14,361
Comprehensive income	—	—	—	25,397	1,377	26,774
Balance, December 31, 2012	208,597,575	$2,086	$1,883,113	$(515,712)	$(2,181)	$1,367,306
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$25,397	$53,809	$30,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,890	59,782	56,615
Amortization of intangible lease assets and below market lease intangibles, net	21,698	21,976	20,695
Amortization of deferred financing costs	7,333	7,195	6,580
Amortization of premiums on mortgage notes receivable	722	705	687
Accretion of discount on marketable securities	—	(846)	(2,578)
Amortization of fair value adjustments of mortgage notes payable assumed	1,885	1,863	1,849
Bad debt expense (recovery)	689	87	(257)
Stock compensation expense	—	—	7
Impairment of real estate assets and joint venture investment	6,898	—	4,500
Equity in income of unconsolidated joint ventures	(1,157)	(666)	(965)
Return on investment from unconsolidated joint ventures	1,157	711	1,285
Gain on sale of real estate assets and property condemnation	(639)	(92)	—
Gain on sale of marketable securities	—	(15,587)	—
Gain on sale of unconsolidated joint venture interests	—	(5,162)	—
Changes in assets and liabilities:
Rents and tenant receivables	(5,663)	(11,874)	(11,815)
Prepaid expenses and other assets	(309)	127	246
Accounts payable and accrued expenses	(220)	1,401	(3,436)
Due to affiliates, deferred rental income and other liabilities	(310)	1,020	1,784
Net cash provided by operating activities	118,371	114,449	105,627
Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(22,601)	(121,552)	(115,790)
Proceeds from sale of real estate assets and property condemnation	7,405	247	5
Proceeds from sale of marketable securities	—	82,061	—
Proceeds from sale of unconsolidated joint venture interests	21,178	18,769	—
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	3,618	3,275	2,825
Return of investment from unconsolidated joint ventures	—	2,338	1,562
Refund of property escrow deposits	—	1,340	—
Payment of property escrow deposits	—	(1,340)	—
Change in restricted cash	1,605	(3,466)	1,191
Net cash provided by (used in) investing activities	11,205	(18,328)	(110,207)
Cash flows from financing activities:
Offering costs on issuance of common stock	—	—	(9)
Redemptions of common stock	(71,268)	(52,590)	(21,638)
Distributions to investors	(74,344)	(71,307)	(67,874)
Proceeds from notes payable, line of credit and repurchase agreement	311,300	247,796	445,312
Repayment of notes payable, line of credit and repurchase agreement	(323,454)	(209,623)	(327,079)
Payment of loan deposits	(1,015)	—	(2,145)
Refund of loan deposits	1,015	—	2,145
Deferred financing costs paid	(3,631)	(2,983)	(6,758)
Net cash (used in) provided by financing activities	(161,397)	(88,707)	21,954
Net (decrease) increase in cash and cash equivalents	(31,821)	7,414	17,374
Cash and cash equivalents, beginning of year	53,205	45,791	28,417
Cash and cash equivalents, end of year	$21,384	$53,205	$45,791
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
As of December 31, 2012, the Company owned 752 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of December 31, 2012, the rentable space at these properties was 96% leased. As of December 31, 2012, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.
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
On September 18, 2008, the Company registered 30,000,000 additional shares to be offered pursuant to its DRIP in a Registration Statement on Form S-3 (the “DRIP Offering”) (collectively with the Initial Offering and Follow-on Offering, the “Offerings”). On June 22, 2010, the Company’s board of directors amended the DRIP to provide that reinvestments of distributions made on or after July 15, 2010 will be made at a price equal to the most recent estimated per share value of the Company’s common stock as determined by the board of directors (the “Estimated Share Value”). As of December 31, 2012, the Estimated Share Value was $9.35 per share, which was determined by the board of directors on July 27, 2011 and used for the purchase of shares pursuant to the DRIP through December 6, 2012.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 6, 2012, the board of directors, including all of its independent directors, voted to suspend the DRIP and the Company’s share redemption program. Beginning with the distributions previously authorized by the board of directors for the month of December 2012, which were paid in January 2013, and continuing until such time as the board of directors may approve the resumption of the DRIP, all distributions authorized by the board of directors are to be paid to the Company’s stockholders in cash. As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the fourth quarter of 2012 on or before December 6, 2012 and that were determined by the Company to be in good order on or before December 12, 2012 were honored in accordance with the terms, conditions and limitations of the share redemption program. The Company did not process or accept any requests for redemption received after December 6, 2012 and will not process or accept any future requests until such time as the board of directors may approve resumption of the share redemption program.
As of December 31, 2012, the Company had issued approximately 231.2 million shares of common stock in its Offerings for aggregate gross proceeds of $2.3 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $261.3 million), before share redemptions of $206.1 million. As of December 31, 2012, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer manager fees in the Offerings.
The Company’s stock is not currently listed on a national securities exchange. On January 22, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Realty Capital, Inc. (“Spirit”), a publicly-listed REIT. The Merger Agreement provides for the merger of Spirit with and into the Company, with the Company as the surviving corporation (the “Merger”). Upon consummation of the Merger, Spirit stockholders will receive 1.9048 shares of the Company’s common stock for each share of Spirit common stock they own (which equates to an inverse exchange ratio of 0.525 shares of Spirit common stock for each share of the Company’s common stock) and each share of Company common stock will remain an issued and outstanding share of the combined company. Upon the closing of the Merger, the combined company will list its shares on the New York Stock Exchange and trade under Spirit’s existing ticker “SRC”. Refer to Note 2 to these consolidated financial statements for further discussion regarding the Merger.
NOTE 2 — MERGER AGREEMENT
On January 22, 2013, the Company, Cole OP II, Spirit and Spirit Realty, L.P., a Delaware limited partnership (the “Spirit Partnership”), entered into the Merger Agreement. The Merger Agreement provides for the merger of Spirit with and into the Company with the Company continuing as the surviving corporation (the “Surviving Corporation”) and the merger of the Cole OP II with and into the Spirit Partnership (the “Partnership Merger”) with the Spirit Partnership continuing as the surviving limited partnership (the “Surviving Limited Partnership”). A special committee of independent directors of the Company unanimously recommended the Merger and the board of directors has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Merger Effective Time”), each outstanding share of common stock, par value $0.01 per share, of Spirit (“Spirit Common Stock”) will be converted into the right to receive 1.9048 (the “Exchange Ratio”) shares of common stock, par value $0.01 per share, of the Surviving Corporation (“Surviving Corporation Common Stock”). At and after the Merger Effective Time, each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Merger Effective Time shall remain outstanding. At the effective time of the Partnership Merger, (i) each outstanding partnership unit in the Cole OP II (other than partnership units held by the Company, which shall cease to exist) shall automatically be converted into one validly issued share of Surviving Corporation Common Stock; (ii) each outstanding partnership unit in the Spirit Partnership shall remain outstanding; and (iii) the general partner interest of the Spirit Partnership shall constitute the only general partner interests in the Surviving Partnership.
Under the terms of the Merger Agreement, at the Merger Effective Time, the Surviving Corporation shall assume Spirit’s 2012 Incentive Award Plan (the “Plan”) and the number and kind of shares available for issuance under the Plan shall be converted into shares of Surviving Corporation Common Stock, after giving effect to the Exchange Ratio, in accordance with the provisions of the Plan. Similarly, all outstanding shares of Spirit Common Stock that are subject to vesting and other restrictions will convert into restricted shares of Surviving Corporation Common Stock, after giving effect to the Exchange Ratio, with the same terms and conditions as were applicable to such shares of Spirit Common Stock immediately prior to the Merger Effective Time.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The completion of the Merger is subject to customary conditions, including, among others: (i) approval by the holders of a majority of the outstanding shares of Spirit Common Stock; (ii) approval by the holders of a majority of the outstanding shares of Company Common Stock; (iii) the authorization of the listing on the New York Stock Exchange (the “NYSE”) of the Surviving Corporation Common Stock, including the Surviving Corporation Common Stock to be issued in connection with the Merger; (iv) the registration statement on Form S-4 registering the applicable Surviving Corporation Common Stock to be issued as consideration for the Merger having been declared effective by the Securities and Exchange Commission (the “SEC”); and (v) the obtaining of certain third party consents.
At the Merger Effective Time, the size of the board of directors of the Surviving Corporation will be set at nine, and all of the directors of Spirit immediately prior to the consummation of the Merger and up to two individuals designated by the Company and reasonably satisfactory to Spirit, will comprise the board of directors of the Surviving Corporation. Spirit’s management will oversee the operations of the Surviving Corporation. In addition, at the Merger Effective Time, the charter and bylaws of the Surviving Corporation will be amended and restated to be substantially identical to the charter and bylaws of Spirit, as in effect immediately prior to the Merger Effective Time. The name of the Surviving Corporation shall be “Spirit Realty Capital, Inc.”
The Company and Spirit have made certain customary representations, warranties and covenants in the Merger Agreement. Each of the Company and Spirit is required, among other things: (i) subject to certain exceptions, to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; and (ii) not to solicit alternative transactions, and, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. Each party has also agreed to use its reasonable best efforts to cause the Merger to be consummated. In addition, subject to certain exceptions, the Merger Agreement requires each party to call and hold a meeting of its stockholders and for the respective board of directors of each party to recommend that its stockholders approve the Merger and the transactions contemplated by the Merger Agreement.
 The Merger Agreement contains certain termination rights for both the Company and Spirit, including, among other bases for termination, if the Merger is not consummated on or before July 22, 2013 (subject to a two month extension under certain circumstances) and if the requisite approvals of either the stockholders of the Company or Spirit are not obtained. In addition, either party may choose to terminate the Merger Agreement under certain circumstances, including among others, if: (i) prior to its stockholder vote, the party receives a Superior Proposal, as defined in the Merger Agreement, and after providing the other party with adequate notice and paying the termination fee (as described below), the party enters into a definitive agreement in connection with such Superior Proposal; or (ii) the party’s board of directors changes its recommendation to its stockholders to vote in favor of the Merger as a result of an Intervening Event, as defined in the Merger Agreement, and contemporaneously such party pays the other party the termination fee. If no alternative acquisition proposal has been publicly announced prior to a party’s meeting of its stockholders and such party fails to obtain the approval of its stockholders, such party may be required to reimburse the other party’s transaction expenses (as described below). The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, one party may be required to pay to the other a termination fee of $55.0 million and/or reimburse the other party’s transaction expenses up to an amount equal to $10.0 million.
As of December 31, 2012 the Company had incurred $5.8 million for legal, consulting and other expenses related to the Merger.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the consolidated statements of operations to separately present gain on sale of real estate assets and property condemnation. In addition, certain prior year balances have been reclassified in the consolidated statements of cash flows to combine proceeds from the sale of real estate assets with proceeds received from property condemnations.
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
Investment in and Valuation of Real Estate and Related Assets
Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term

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
The Company continually monitors certain properties for which it has identified impairment indicators. As of December 31, 2012, the Company had seven properties with an aggregate book value of $46.7 million for which it had assessed the recoverability of the carrying amounts. For six of these properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying amount as of December 31, 2012. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. The Company identified two properties during the year ended December 31, 2012 and one property during the year ended December 31, 2010 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of each of the real estate and related assets were less than the carrying amount of the respective properties. As a result, the Company reduced the carrying amount of each of the real estate and related assets to their estimated fair value by recognizing an impairment loss of $5.7 million during the year ended December 31, 2012 and $4.5 million during the year ended December 31, 2010. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2011.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2012 or 2011.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.
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
Investment in Direct Financing Leases
For real estate property leases classified as direct financing leases, the building portion of the leases are accounted for as direct financing leases, while the land portion is accounted for as operating leases. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease to determine collectability primarily through the evaluation of payment history. There were no amounts past due as of December 31, 2012 or 2011. The Company has not provided for an allowance of doubtful accounts based on the grouping of direct financing leases because the Company believes the characteristics of each direct financing lease are not sufficiently similar to allow an evaluation as a group for a possible allowance. As such, all of the Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period. There were no impairment losses or allowances recorded related to direct financing leases during the years ended December 31, 2012, 2011 and 2010.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Mortgage Notes Receivable
Mortgage notes receivable consist of loans acquired by the Company, which are secured by real estate properties. Mortgage notes receivable are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage notes receivable purchased are amortized or accreted over the life of the related mortgage receivable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of the mortgage notes receivable’s yield over the term of the related mortgage receivable. The Company evaluates the collectability of both interest and principal on each mortgage note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due as of December 31, 2012 or 2011. The Company does not provide for an allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow for an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for the purpose of determining if an allowance is needed. A mortgage note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a mortgage note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the mortgage note receivable’s effective interest rate or to the value of the underlying collateral if the mortgage note receivable is collateral dependent. Interest income on a performing mortgage note receivable is accrued as earned. Interest income on impaired mortgage notes receivable is recognized on a cash basis. No impairment losses or allowances were recorded related to mortgage notes receivable for the years ended December 31, 2012, 2011 and 2010.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
The restricted cash balance of $10.2 million and $11.8 million as of December 31, 2012 and 2011, respectively, included amounts held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement.
Investment in Unconsolidated Joint Venture
The Company did not have an investment in any unconsolidated joint ventures as of December 31, 2012. The investment in unconsolidated joint venture as of December 31, 2011 consisted of the Company’s non-controlling majority interest in a joint venture that owned a 386,000 square foot multi-tenant property in Independence, Missouri (“Independence Commons”), which was sold on September 28, 2012. As of December 31, 2011, the aggregate carrying amount of assets held within the unconsolidated joint venture was $59.3 million and the face value of the non-recourse mortgage note payable was $34.1 million.
The Company accounted for the unconsolidated joint venture using the equity method of accounting as the Company had the ability to exercise significant influence, but not control, over operating and financial policies of the venture. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other than temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. On September 28, 2012, the Company sold 100% of its interest in Independence Commons to its joint venture partner for cash proceeds of $21.2 million. In connection with the transaction, the Company evaluated the terms of the purchase and sale agreement and respective sales price, and determined that its investment in Independence Commons was impaired because the carrying amount of its investment exceeded its fair value. As a result, the Company evaluated whether the impairment was other-than-temporary. Because the Company agreed to sell its interest, and it did not have the intent to hold the investment until the carrying amount was fully recovered, the Company determined that the impairment was other-than-temporary and recorded an impairment loss of $1.2 million. No impairment indicators were identified and no impairment losses were recorded related to the unconsolidated joint venture for the years ended December 31, 2011 and 2010. The Company recognizes gains or losses on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

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
Derivative Instruments and Hedging Activities
The Company accounts and reports for its derivative instruments, including certain derivative instruments embedded in other contracts, at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2012, 2011 and 2010, was $7.3 million, $7.2 million and $6.6 million, respectively, and was recorded in interest expense in the consolidated statements of operations.
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
Income Taxes
The Company qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2012, the Company had cash on deposit, including restricted cash, in four financial institutions, all of which had deposits in excess of federally insured levels totaling $7.7 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No single tenant accounted for greater than 10% of the Company’s gross annualized rental revenues for the year ended December 31, 2012. Tenants in the specialty retail, drugstore and restaurant industries comprised 17%, 15% and 15%, respectively, of the Company’s 2012 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2012, 166 of the Company’s properties were located in Texas and 23 were located in Florida, accounting for 16% and 10%, respectively, of the Company’s 2012 gross annualized rental revenues.
Due to Affiliates
As of December 31, 2012 and 2011, $1.9 million and $1.1 million, respectively, was due to Cole Advisors II and its affiliates primarily related to property and asset management fees, and the reimbursement of general and administrative, property and asset management expenses incurred.
Stockholders’ Equity
As of each of the years ended December 31, 2012 and 2011, the Company was authorized to issue 240,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval. The par value of investor proceeds raised from the Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to sell their shares, which is subject to the limitations discussed in Note 18 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par.
On December 6, 2012, the board of directors, including all of its independent directors, voted to suspend the DRIP and the share redemption program. As of December 31, 2012, there was $121,000 recorded as redeemable common stock on the consolidated balance sheet related to valid redemption requests received on or before December 6, 2012 which were redeemed subsequent to December 31, 2012.
As of December 31, 2011, the quarterly redemption limit was less than the proceeds received from the sale of shares from the DRIP Offering, resulting in the Company recording one-fourth of 3% of the weighted average number of shares outstanding during the prior calendar year at a price of $9.35 as redeemable common stock on the consolidated balance sheet.
Earnings per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of all potentially dilutive share equivalents, including the outstanding independent directors’ stock options discussed in Note 17 to these consolidated financial statements.
Stock Options
GAAP requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the 2004 Independent Directors’ Stock Option Plan (“IDSOP”), based on estimated fair values. As of December 31, 2012 and 2011, there were 45,000 stock options outstanding under the IDSOP at a weighted average exercise price of $9.12 per share.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2012, 2011 and 2010.
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
Pursuant to the Company’s DRIP, distributions are reinvested in shares of the Company’s common stock at a price equal to the most recent Estimated Share Value of the Company’s common stock as determined by its board of directors. The Company’s board of directors determined that the Estimated Share Value, as of July 27, 2011, was $9.35 per share, which was an increase from the previous share value of $8.05. On December 6, 2012, the board of directors, including all of its independent directors, voted to suspend the DRIP and the share redemption program as discussed in Note 1 to these consolidated financial statements.
On August 8, 2012, the Company’s board of directors declared a daily distribution of $0.001707848 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2012 and ending on December 31, 2012. As of December 31, 2012, the Company had distributions payable of $11.1 million. The distributions were paid in cash in January 2013.
New Accounting Pronouncements
In May 2011, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company elected to present two separate but consecutive statements herein.
NOTE 4 — FAIR VALUE MEASUREMENTS
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2012, real estate assets with a carrying amount of $10.3 million related to two properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair value of $4.5 million, resulting in an impairment charge of approximately $5.7 million, which is included in impairment of real estate assets on the consolidated statement of operations for the year ended December 31, 2012. In addition, during the year ended December 31, 2012, the Company’s investment in its unconsolidated joint venture was deemed to be impaired and its carrying amount was reduced to its estimated fair value of $21.2 million, resulting in an impairment charge of $1.2 million, which is included in impairment of joint venture investment on the consolidated statement of operations for the year ended December 31, 2012.
A summary of real estate and other assets measured at fair value on a non-recurring basis during the year ended December 31, 2012 is as follows (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Description:
Investment in real estate assets	$4,532	$—	$—	$4,532	$5,742
Investment in unconsolidated joint venture (1)	$—	$—	$—	$—	$1,156

(1) The Company sold its interest in its unconsolidated joint venture on September 28, 2012, as discussed in Note 2 to these consolidated financial statements.
During the year ended December 31, 2011, there were no real estate assets or joint venture investments measured at fair value on a non-recurring basis.
The Company’s estimated fair value of its real estate assets was primarily based upon a discounted cash flow analysis and an estimated sales price provided by a third party broker. The discounted cash flow analysis was comprised of unobservable inputs, including internally prepared probability-weighted cash flow estimates, which included estimated future market rental income, property operating expenses, the expected number of months to re-lease the property and estimated tenant improvements, which are all considered Level 3 inputs. In addition, the discounted cash flow analysis utilized observable discount rates and terminal capitalization rates, which were based on available information obtained from third-party service provider reports, which are considered Level 2 inputs. The Company’s estimated fair value of its joint venture investment was primarily based upon an indicative offer by the Company’s joint venture partner, which is considered to be a Level 2 input.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying amounts of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of December 31, 2012 and 2011. The estimated fair value of these notes was $86.1 million and $85.3 million as December 31, 2012 and 2011, respectively, as compared to the carrying amount of $73.4 million and $76.7 million as of December 31, 2012 and 2011, respectively. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.
Notes payable and line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of December 31, 2012 and 2011. The estimated fair value of the notes payable and line of credit was $1.9 billion and $1.8 billion as of December 31, 2012 and 2011, respectively, as compared to the carrying amount of $1.8 billion, as of both December 31, 2012 and 2011. The fair value of the Company’s notes payable and line of credit is estimated using Level 2 inputs.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2012, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2012 and 2011(in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,181	$—	$2,181	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,558	$—	$3,558	$—
The following table shows a reconciliation of the change in fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis with significant unobservable inputs (Level 3), which consist of marketable securities, for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$—	$81,995
Total gains or losses
Realized gain included in earnings	—	15,587
Reclassification of previous unrealized gain out of other comprehensive income	—	(14,654)
Unrealized loss included in other comprehensive income	—	(1,713)
Purchases, issuances, settlements, sales and accretion
Purchases	—	—
Issuances	—	—
Settlements	—	(82,061)
Accretion of discount included in earnings	—	846
Balance at end of year	$—	$—

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Minimum lease payments receivable	$18,566	$21,487
Estimated residual value of leased assets	27,854	27,854
Unearned income	(11,454)	(13,342)
Total	$34,966	$35,999
A summary of minimum future lease payments, exclusive of renewals, under the non-cancelable direct financing leases as of December 31, 2012 is as follows (in thousands):

Year ended December 31,	Amount
2013	$2,932
2014	2,782
2015	2,403
2016	2,019
2017	1,545
Thereafter	6,885
Total	$18,566
NOTE 6 — REAL ESTATE TRANSACTIONS
2012 Property Acquisition
During the year ended December 31, 2012, the Company acquired a 100% interest in one commercial property for a purchase price of $7.6 million (the “2012 Acquisition”). The Company purchased the 2012 Acquisition with a combination of proceeds from the DRIP Offering, cash flows from operations and net proceeds from borrowings. The Company allocated the purchase price of the 2012 Acquisition to the fair value of the assets acquired. The following table summarizes the purchase price allocation (in thousands):

December 31, 2012
Land	$1,858
Building and improvements	5,073
Acquired in-place leases	624
Acquired above market leases	36
Total purchase price	$7,591
The Company recorded revenue for the year ended December 31, 2012 of $77,000, and net loss for the year ended December 31, 2012 of $168,000, related to the 2012 Acquisition. In addition, the Company recorded $233,000 of acquisition related expenses for the year ended December 31, 2012.

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

December 31, 2011
Land	$29,570
Building and improvements	57,405
Acquired in-place leases	14,139
Acquired above market leases	835
Acquired below market leases	(1,232)
Total purchase price	$100,717
The Company recorded revenue for the year ended December 31, 2011 of $6.0 million, and net income for the year ended December 31, 2011 of $1.0 million, related to the 2011 Acquisitions. In addition, the Company recorded $3.0 million of acquisition related expenses for the year ended December 31, 2011.
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
2012 Other Investments in Real Estate
During the year ended December 31, 2012, the Company paid a tenant improvement allowance of $8.8 million for expansion and improvements to two existing properties, for which the Company will receive additional rents. Such costs were capitalized to building and improvements and will be depreciated over their estimated useful lives.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 Dispositions
During the year ended December 31, 2012, the Company sold two properties for a gross sales price of $7.5 million (the “2012 Dispositions”). The transaction resulted in net cash proceeds of $7.3 million to the Company and a gain of $552,000. In connection with this sale, $215,000 of straight-line rent receivables were written off as a reduction to the gain. The Company has no continuing involvement with the 2012 Dispositions. The Company recorded revenue of $610,000, $633,000 and $633,000 for the years ended December 31, 2012, 2011 and 2010, respectively, related to the 2012 Dispositions. In addition, the Company recorded net income, excluding the gain on sale, of $24,000, $154,000 and $147,000 for the years ended December 31, 2012, 2011 and 2010, respectively, related to the 2012 Dispositions. The results of operations for the 2012 Dispositions have not been presented as discontinued operations on the Company’s consolidated statements of operations because the 2012 Dispositions are not considered to be a material component of the Company’s operations.
In addition, on September 28, 2012, the Company sold 100% of its interest in an unconsolidated joint venture that owned a 386,000 square foot multi-tenant retail building, Independence Commons, for cash proceeds of $21.2 million, which approximated its carrying amount, as discussed in Note 3 to these consolidated financial statements.
2011 Dispositions
On September 30, 2011, the Company sold 100% of its interest in an unconsolidated joint venture that owned and operated ten self-storage properties located in Arizona for net cash proceeds of $18.8 million. The Company recorded a gain on the sale of $5.2 million. The Company did not dispose of any additional properties during the year ended December 31, 2011.
NOTE 7 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired in-place leases, net of accumulated amortization of $138,333 and $111,556,
respectively (with a weighted average life of 10.5 and 11.1 years, respectively)	$250,628	$277,764
Acquired above market leases, net of accumulated amortization of $21,306 and $16,988,
respectively (with a weighted average life of 11.8 and 11.4 years, respectively)	41,409	45,534
	$292,037	$323,298
Amortization expense related to the intangible assets for the years ended December 31, 2012, 2011 and 2010 was $32.7 million, $33.4 million, and $33.2 million, respectively.
Estimated amortization expense related to the intangible lease assets as of December 31, 2012 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year ended December 31,	Leases In-Place	Above Market Leases
2013	$26,849	$4,296
2014	$26,265	$4,258
2015	$25,224	$4,199
2016	$23,374	$3,853
2017	$21,339	$3,578

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of December 31, 2012, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of December 31, 2012, the Mortgage Notes balance of $73.4 million consisted of the face amount of the Mortgage Notes of $68.0 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.5 million. As of December 31, 2011, the Mortgage Notes balance of $76.7 million consisted of the face amount of the Mortgage Notes of $70.6 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $2.8 million. The premium and acquisition costs are amortized into interest income over the term of each Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.89%. There were no amounts past due as of December 31, 2012.
NOTE 9 — MARKETABLE SECURITIES
During the year ended December 31, 2011, the Company sold all six of its investments in commercial mortgage backed securities (“CMBS”) for $82.1 million and realized a gain on the sale of $15.6 million. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company had no investments in CMBS as of and during the year ended December 31, 2012.
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
Derivatives designated	Balance Sheet	Notional	Interest	Effective	Maturity	December 31, 2012	December 31, 2011
as hedging instruments	Location	Amount	Rate	Date	Date
Interest Rate Swap (1)	Deferred rental income, derivative and other liabilities	$31,781	6.2%	11/04/2008	10/31/2012	$—	$(869)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	14,847	6.2%	06/12/2009	06/11/2012	—	(172)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	6,968	5.8%	02/20/2009	03/01/2016	(481)	(497)
Interest Rate Swap (1)	Deferred rental income, derivative and other liabilities	30,000	6.0%	11/24/2009	10/16/2012	—	(310)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	111,111	4.9%	02/28/2011	11/30/2013	(1,133)	(1,558)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	38,250	3.5%	09/26/2011	09/26/2014	(321)	(152)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	32,400	3.2%	09/05/2012	09/05/2015	(246)	—
						$(2,181)	$(3,558)

(1)	The associated loan was repaid, in full, on September 28, 2012, resulting in termination of the interest rate swap.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 to these consolidated financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.

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
The following table summarizes the gains and losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income			Amount of Loss Reclassified from Accumulated Other Comprehensive Income to Interest Expense (1)
	Year ended December 31,			Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010	2012	2011	2010
Interest Rate Swaps	$1,164	$98	$(853)	$213	$—	$—

(1) On September 28, 2012, the Company repaid $61.8 million of variable rate debt prior to its maturity. This debt was subject to interest rate swap agreements. As a result, the interest rate swap agreements were terminated and the Company reclassified $213,000 of unrealized losses previously recorded in accumulated other comprehensive income into interest expense. The remaining interest rate swaps were considered effective during the year ended December 31, 2012. In addition, there were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the years ended December 31, 2011 and 2010.
The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no events of default related to the remaining interest rate swaps as of December 31, 2012 and 2011.
NOTE 11 — NOTES PAYABLE, LINE OF CREDIT AND REPURCHASE AGREEMENT
As of December 31, 2012, the Company had $1.8 billion of debt outstanding, consisting of (1) $1.4 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $77.6 million of variable rate debt swapped to fixed rates, (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $319.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt, was $2.5 billion as of December 31, 2012. Additionally, the aggregate balance of gross real estate assets that are part of the Credit Facility’s unencumbered borrowing base was $636.1 million. The combined weighted average interest rate was 5.39% and the weighted average years to maturity was 3.6 years as of December 31, 2012.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and Variable Rate Debt. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of December 31, 2012.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes Payable
The Fixed Rate Debt has annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.68%, and various maturity dates ranging from September 2014 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate-related assets on which the debt was placed. During the year ended December 31, 2012, the Company issued $81.9 million of fixed rate debt, with annual interest rates ranging from 3.90% to 4.67% and maturity dates ranging from July 2019 to September 2022. In addition, the Company issued $32.4 million of variable rate debt, which has been effectively fixed at an interest rate of 3.15% pursuant to a swap agreement. Refer to Note 10 to these consolidated financial statements for further details of the new interest rate swap agreement. During the year ended December 31, 2012, the Company repaid $152.4 million of fixed rate debt, including monthly principal payments on amortizing loans.
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
Line of Credit
The Credit Facility provides for up to $350.0 million of unsecured borrowings and allows the Company to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and a $111.1 million in a term loan (the “Term Loan”). Up to 15.0% of the total amount available may be used for issuing letters of credit and up to $20.0 million may be used for “swingline” loans, which generally are loans of a minimum of $100,000 for which the borrower receives funding on the same day as its loan request, and which are repaid within five business days. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $450.0 million, with each increase being no less than $25.0 million. The Credit Facility matures on December 17, 2013.
The Revolving Loans under the Credit Facility bear interest at variable rates depending on the type of loan used. Eurodollar rate loans have variable rates which are generally equal to the one-month, two-month, three-month, or six-month LIBOR plus 275 to 400 basis points, determined by the leverage ratio of the Company in accordance with the agreement. Base rate committed loans have variable rates equal to the greater of (a) the Federal Funds Rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the Eurodollar Rate plus 1.0%; plus 175 to 300 basis points, determined by the leverage ratio of the Company in accordance with the agreement.
During the year ended December 31, 2012, the Company borrowed $197.0 million and repaid $171.0 million under the Credit Facility. As of December 31, 2012, the Company had $111.1 million outstanding under the Term Loan and an additional $208.0 million in Revolving Loans outstanding. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement relating to a certain property with that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of December 31, 2012. Revolving Loans outstanding as of December 31, 2012 bore interest at a weighted average interest rate of 3.71%.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repurchase Agreement
Prior to the sale of the Company’s investment in CMBS during 2011, the CMBS were pledged as collateral to a bank under a repurchase agreement (the “Repurchase Agreement”), which provided secured borrowings. As of December 31, 2012, there were no amounts outstanding or available under the Repurchase Agreement. During the year ended December 31, 2011, the Company borrowed $10.7 million under the Repurchase Agreement and repaid the total amount outstanding of $65.0 million in connection with the sale of all the Company’s investments in CMBS.
Maturities
The following table summarizes the scheduled aggregate principal repayments, including principal repayments on amortizing debt, for the Fixed Rate Debt, Variable Rate Debt and Credit Facility for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year ended December 31,	Principal Repayments (1)
2013	$324,253
2014	49,366
2015	286,808
2016	199,352
2017	716,925
Thereafter	189,011
Total	$1,765,715

(1) Principal payment amounts reflect actual payments based on face amount of notes payable. As of December 31, 2012, the fair value adjustment, net of amortization of mortgage notes assumed was $8.4 million.
NOTE 12 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired below market leases, net of accumulated amortization of $53,557 and $42,880,
respectively (with a weighted average life of 11.0 and 11.5 years, respectively)	$119,550	$130,680
During the years ended December 31, 2012, 2011 and 2010, $11.0 million, $11.4 million and $12.5 million, respectively, were recorded as an increase to rental and other property income resulting from the amortization of the intangible lease liability.
Estimated amortization of the intangible lease liability as of December 31, 2012 for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	Amortization of Below Market Leases
2013	$10,758
2014	$10,645
2015	$10,440
2016	$10,222
2017	$9,871

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the year ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$11,087	$11,157	$11,097
Common stock issued through the DRIP Offering	$57,034	$59,696	$61,377
Net unrealized (loss) gain on marketable securities	$—	$(1,713)	$23,051
Reclassification of unrealized gain on marketable securities into net income	$—	$14,654	$—
Net unrealized gain (loss) on interest rate swaps	$1,164	$98	$(853)
Reclassification of unrealized loss on interest rate swaps into net income	$213	$—	$—
Accrued capital expenditures	$1,268	$—	$791
Accrued deferred financing costs	$90	$—	$107
Decrease in earnout liability	$—	$—	$983
Supplemental Cash Flow Disclosures:
Interest paid	$98,903	$98,939	$94,515
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
NOTE 15 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
DRIP Offering
During the year ended December 31, 2012, 2011 and 2010, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions and Operations
Cole Advisors II or its affiliates receive acquisition and advisory fees of up to 2% of the contract purchase price of each asset for the acquisition, development or construction of properties, and are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 4% of the contract purchase price.
The Company paid, and, subject to the advisory and property management matters agreement discussed below, expects to continue to pay, Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate invested assets, as reasonably estimated by the Company’s board of directors. The Company also reimburses certain costs and expenses incurred by Cole Advisors II in providing asset management services.
The Company paid, and, subject to the advisory and property management matters agreement discussed below, expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager and an affiliate of its advisor, up to (1) 2% of gross revenues received from the Company’s single tenant properties and (2) 4% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties do not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company also reimburses Cole Realty Advisors’ costs of managing and leasing the properties.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$159	$2,322	$2,239
Asset management fees and expenses	$9,192	$8,903	$8,485
Property management and leasing fees and expenses	$8,224	$7,710	$7,738
Operating expenses	$1,438	$1,496	$1,494
Financing coordination fees	$1,403	$2,326	$2,020
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
During the year ended December 31, 2012, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above. During the year ended December 31, 2011, the Company incurred a Real Estate Commission of $382,000 for services provided by Cole Advisors II and its affiliates in connection with the sale of the Company’s interest in an unconsolidated joint venture.
Advisory and Property Management Matters Agreement
In connection with the Merger, on January 22, 2013, the Company and Cole OP II entered into an advisory and property management matters agreement with Cole Advisors II and Cole Realty Advisors (together with the Advisor, the “Advisor Parties”). Spirit is a signatory to the agreement as an express third party beneficiary. The agreement provides, among other things, that the Advisor Parties’ current agreements with the Company and Cole OP II will terminate upon closing of the Merger. The Advisor Parties will continue to be paid the asset management, property management and other fees payable pursuant to the current agreements, as applicable, for services rendered between the date of the Merger Agreement and the closing of the Merger, but agree to waive any fees due upon the termination of their current agreements, including (i) any fees due upon listing of the surviving corporation common stock on the NYSE; (ii) any performance fees due upon the consummation of the Merger; and (iii) any other fees that would be payable under the current agreements with respect to the Merger (including any equity or debt financing transaction that occurs in connection with the consummation of the Merger) and the other transactions contemplated in the Merger Agreement. Upon closing of the Merger, Spirit and Cole Advisors II may enter into a transition services agreement whereby Cole Advisors II will provide property and asset management services to Spirit for amounts agreed upon by the parties.
Due to Affiliates
As of December 31, 2012 and December 31, 2011, $1.9 million and $1.1 million, respectively, had been incurred, primarily for asset management fees and expenses, general and administrative expenses and finance coordination fees, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated balance sheets.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company’s IDSOP authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is 10 years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of December 31, 2012 and 2011, the Company had granted options to purchase 50,000 shares under the IDSOP and options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding. No shares were granted or exercised pursuant to the IDSOP for the years ended December 31, 2012 and 2011. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the years ended December 31, 2012 and 2011, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested share-based compensation awards granted under the IDSOP had previously been recognized. During the year ended December 31, 2010, the Company recorded stock-based compensation charges of $7,000. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.
As of December 31, 2012 and 2011, all of the outstanding options were fully vested and had a weighted average contractual remaining life of 4.23 years and 5.27 years, respectively, and an intrinsic value of $10,000. The fair value of each stock option granted was estimated as of the date of the grant using the Black-Scholes method with the following assumptions: a weighted average risk-free interest rate from 3.47% to 5.07%, a projected future dividend yield from 6.25% to 7.00%, expected volatility from 0.00% to 36.21%, and an expected life of an option of 10 years. The Company used the calculated value method to determine volatility as calculated using the Composite REIT Index.
NOTE 18 — STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan
Prior to the suspension of the DRIP on December 6, 2012, the Company allowed stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at a price equal to the Estimated Share Value. No sales commissions or dealer manager fees were paid on shares sold under the DRIP. The Company may terminate or further amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the years ended December 31, 2012 and 2011, 6.1 million and 7.0 million shares were purchased under the DRIP, for $57.0 million and $59.7 million, respectively.
Share Redemption Program
Prior to the suspension of the share redemption program on December 6, 2012, the Company allowed its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
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
The redemption price per share (other than for shares purchased pursuant to the DRIP) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date – 92.5% of the Estimated Share Value; after two years from the purchase date – 95.0% of the Estimated Share Value; after three years from the purchase date – 97.5% of the Estimated Share Value; and after four years from the purchase date – 100% of the Estimated Share Value. The redemption price for shares purchased pursuant to the DRIP will be 100% of the Estimated Share Value.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any quarter, based upon the limit on the number of shares and/or insufficient cash available, the Company will give priority to the redemption of decreased stockholders’ shares. The Company next will give priority to requests for full redemptions of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining redemption requests on a pro rata basis. Following such redemption period, the unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
The Company redeems shares on the last business day of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of the fiscal quarter.
The following table shows information regarding the Company’s share redemptions during the years ended December 31, 2012 and 2011, respectively (in thousands). The information presented is based on the quarter in which the redemption request was received. Valid redemption requests include requests that were unfulfilled and resubmitted from a previous period.

	Valid Redemption Request Received(2)	Valid Redemption Requests Fulfilled (1)		Valid Redemption Requests Unfulfilled
	Shares	Shares	Dollars	Shares
Quarter Ended:
December 31, 2012	3,646	1,471	$13,756	2,175
September 30, 2012	5,842	1,530	$14,270	4,312
June 30, 2012	5,876	1,540	$14,349	4,336
March 31, 2012	4,174	1,566	$14,539	2,608

	Valid Redemption Request Received(2)	Valid Redemption Requests Fulfilled (1)		Valid Redemption Requests Unfulfilled
	Shares	Shares	Dollars	Shares
Quarter Ended:
December 31, 2011	5,104	1,547	$14,354	3,557
September 30, 2011	5,801	1,537	$14,208	4,264
June 30, 2011	4,747	1,549	$14,261	3,198
March 31, 2011	4,787	1,553	$12,217	3,234
(1) The Company generally redeems shares on the last business day of the month following the end of each fiscal quarter in which requests were received; however, due to the suspension of the share redemption program, the Company redeemed shares for the quarter ending December 31, 2012 in December 2012, with the exception of the amounts discussed in Note 22 to these consolidated financial statements.
(2) A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program in effect at such time.
NOTE 19 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2012, 2011 and 2010:

Character of Distributions (unaudited):	2012	2011	2010
Ordinary dividends	38%	36%	35%
Nontaxable distributions	62%	47%	65%
Capital gain distributions	—%	17%	—%
Total	100%	100%	100%

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012, the tax basis carrying value of the Company’s land and depreciable real estate assets was $3.1 billion. During the years ended December 31, 2012, 2011 and 2010, the Company had state and local income and franchise taxes of $1.4 million, $1.3 million and $1.2 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
NOTE 20 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases have a weighted-average remaining term of 9.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2012 and for the succeeding five fiscal years is as follows (in thousands):

Year ended December 31,	Future Minimum Rental Income
2013	$252,027
2014	245,824
2015	238,691
2016	223,202
2017	206,679
Thereafter	1,314,685
Total	$2,481,108
NOTE 21 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each such periods.

	December 31, 2012
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$71,565	$70,804		$70,168		$70,315
Operating income	$36,700	$33,198	(1)	$34,892	(2)	$27,890	(1) (3)
Net income	$9,803	$6,755	(1)	$7,204	(2)	$1,635	(1) (3)
Basic and diluted net income per common share	$0.05	$0.03		$0.03		$0.01
Distributions declared per common share	$0.16	$0.16		$0.16		$0.15

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues	$69,815		$69,376		$69,271		$70,883
Operating income	$35,229		$33,729		$35,002		$36,445
Net income	$16,735	(4)	$14,927	(4)	$12,952	(5)	$9,195
Basic and diluted net income per common share	$0.08		$0.07		$0.06		$0.04
Distributions declared per common share	$0.15		$0.16		$0.16		$0.16

(1)	Operating and net income for the second and fourth quarters of 2012 include impairments of real estate assets of $2.0 million and $3.7 million, respectively.

(2)	Operating and net income for the third quarter of 2012 include an impairment of the investment in unconsolidated joint venture of $1.2 million.

(3)	Operating and net income for the fourth quarter of 2012 include Merger related expenses of $3.9 million.

(4)	Net income for the first and second quarters of 2011 includes a gain on the sale of marketable securities of $7.9 million and $7.7 million, respectively.

(5)	Net income for the third quarter of 2011 includes a gain on the sale of unconsolidated joint venture interest of $5.1 million.
NOTE 22 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to December 31, 2012, the Company redeemed 12,964 shares for $121,000 at an average price per share of $9.35 pursuant to redemption requests received on or before December 6, 2012.
Line of Credit
Subsequent to December 31, 2012, the Company borrowed $16.0 million and repaid $6.0 million of the amounts outstanding under the Credit Facility. As of March 6, 2013, the Company had $329.1 million outstanding under the Credit Facility and $20.4 million available for borrowing.
Share Valuation
Subsequent to December 31, 2012, the Company’s board of directors established a new Estimated Share Value.
Merger Agreement
Subsequent to December 31, 2012, the Company entered into the Merger Agreement with Spirit, as discussed in Note 2 to these consolidated financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Proceedings
In connection with the Company’s Merger with Spirit, on March 5, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of Spirit captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al.  The complaint names as defendants Spirit, the members of the board of directors of Spirit, the Spirit Partnership, the Company and Cole OP II, and alleges that the directors of Spirit breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, agreeing to a Merger Agreement at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, and by engaging in self-interested and otherwise conflicted actions.  The complaint alleges that the Company, Cole OP II and the Spirit Partnership aided and abetted those breaches of fiduciary duty.  The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.
Advisory and Property Management Matters Agreement
Subsequent to December 31, 2012, the Company and Cole OP II entered into an advisory and property management matters agreement with Cole Advisors II and Cole Realty Advisors, with Spirit as a signatory to the agreement as an express third party beneficiary, as discussed in Note 15 to these consolidated financial statements.
Property Disposition
Subsequent to December 31, 2012, the Company sold one property for a gross sales price of $4.7 million. The transaction resulted in net cash proceeds of $4.5 million to the Company and a gain of $245,000. In connection with this sale, $136,000 of straight-line receivables were written off as a reduction to the gain. The Company has no continuing involvement with the property disposed of subsequent to the disposition. As of December 31, 2012, the potential buyer was performing its due diligence processes for this property and negotiations with the Company on the purchase and sale terms were not yet complete.  Therefore, the Company believes that the sale the property was not considered to be probable, and therefore, the requirements under GAAP to treat the property as held for sale were not met as of December 31, 2012.
Holdings Merger Agreement
On March 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Holdings Corporation (“Holdings”), CREInvestments, LLC (“Holdings Merger Sub”) and Christopher H. Cole (“Mr. Cole”), entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”). The Holdings Merger Agreement provides for the merger of Holdings with and into Holdings Merger Sub (the “Holdings Merger”) with the Holdings Merger Sub surviving and continuing its existence under the laws of the State of Maryland as a wholly owned subsidiary of CCPT III.  Holdings is wholly owned by Mr. Cole, the chairman of the board, chief executive officer and president of the Company and is an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor and the indirect owner of the Company’s property manager and dealer manager. The consummation of the Holdings Merger is subject to various conditions. Upon consummation of the Holdings Merger, the Holdings Merger Sub will be renamed Cole Real Estate Investments, Inc. and intends to list its shares of common stock on the New York Stock Exchange.
Despite the indirect change of control that would occur for the Company’s advisor, property manager and dealer manager upon consummation of the Holdings Merger, such entities will continue to serve in their respective capacities to the Company without any changes in personnel or service procedures resulting from the Holdings Merger.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged		Balance
	beginning	to		at end
	of period	expenses	Deductions	of period
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,648	$(257)	$745	$646
Year Ended December 31, 2011
Allowance for doubtful accounts	$646	$87	$186	$547
Year Ended December 31, 2012
Allowance for doubtful accounts	$547	$689	$1,156	$80

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
24 Hour Fitness:
Olathe, KS	$4,817	$1,090	$5,353	$—	$6,443	$738	8/24/2007	2007
7500 Cottonwood Center:
Jenison, MI	—	1,079	4,023	81	5,183	654	3/30/2007	1993
Aaron Rents:
Alamogordo, NM	(i)	273	619	—	892	70	9/15/2008	2006
Anderson, SC	(i)	156	978	—	1,134	107	9/15/2008	1992
Baton Rouge, LA	(i)	226	603	—	829	67	9/15/2008	1999
Beeville, TX	(i)	80	808	—	888	90	9/15/2008	2004
Calmut City, IL	(i)	277	992	—	1,269	114	9/15/2008	1977
Charlotte, NC	(i)	272	424	—	696	48	9/15/2008	1957
Chiefland, FL	(i)	380	651	—	1,031	78	9/15/2008	2007
Clanton, AL	(i)	231	817	—	1,048	91	9/15/2008	2007
Essex, MD	(i)	632	966	—	1,598	107	9/15/2008	1988
Forrest City, AR	(i)	246	623	—	869	69	9/15/2008	2002
Griffin, GA	(i)	483	599	—	1,082	69	9/15/2008	2007
Grovetown, GA	(i)	220	799	—	1,019	89	9/15/2008	2007
Harrisonville, MO	(i)	509	252	—	761	29	9/15/2008	1996
Hartsville, SC	(i)	304	875	—	1,179	96	9/15/2008	2007
Largo, FL	(i)	393	884	—	1,277	103	9/15/2008	1999
Mansfield, TX	(i)	244	906	—	1,150	105	9/15/2008	2007
Navasota, TX	(i)	121	866	—	987	100	9/15/2008	2007
Okeechobee, FL	(i)	305	792	—	1,097	94	9/15/2008	2006
Rensselaer, NY	(i)	699	1,337	—	2,036	157	9/15/2008	1971
Rome, TX	(i)	387	1,050	—	1,437	123	9/15/2008	1996
Sandersville, GA	(i)	153	856	—	1,009	96	9/15/2008	2006
Shreveport, LA	(i)	267	569	—	836	67	9/15/2008	2001
Wichita, KS	(i)	247	627	—	874	69	9/15/2008	2005
Wilton, NY	(i)	2,693	3,577	—	6,270	425	9/15/2008	1987
Mineral Wells, TX	(i)	263	587	—	850	42	4/16/2010	2008
Sweetwater, TX	(i)	253	660	—	913	47	4/16/2010	2006
ABX Air:
Coventry, RI	—	548	3,293	16	3,857	546	2/16/2007	1998
Academy Sports:
Macon, GA	3,478	1,232	3,901	—	5,133	778	1/6/2006	2005
Katy, TX	68,250	8,853	88,008	12,240	109,101	15,274	1/18/2007	1976
Lufkin, TX	(i)	1,512	3,260	—	4,772	413	2/7/2008	2003
Advance Auto:
Greenfield, IN	(i)	670	609	—	1,279	134	6/29/2006	2003
Trenton, OH	(i)	333	651	—	984	144	6/29/2006	2003
Columbia Heights, MN	1,038	549	1,071	—	1,620	208	7/6/2006	2005

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Advance Auto (continued):
Fergus Falls, MN	$722	$187	$911	$(1)	$1,097	$183	7/6/2006	2005
Holland Township, MI	1,231	647	1,134	—	1,781	230	7/12/2006	2006
Holland, MI	1,193	614	1,118	—	1,732	226	7/12/2006	2006
Zeeland, MI	1,057	430	1,109	—	1,539	225	7/12/2006	2006
Grand Forks, ND	840	346	889	—	1,235	179	8/15/2006	2005
Duluth, MN	860	284	1,050	—	1,334	200	9/8/2006	2006
Grand Bay, AL	(i)	256	770	—	1,026	157	9/29/2006	2005
Hurley, MS	(i)	171	811	—	982	164	9/29/2006	2005
Rainsville, AL	(i)	383	823	—	1,206	166	9/29/2006	2005
Ashland, KY	(i)	641	827	—	1,468	171	11/17/2006	2006
Jackson, OH	(i)	449	755	—	1,204	158	11/17/2006	2005
New Boston, OH	(i)	477	846	—	1,323	177	11/17/2006	2005
Scottsburg, IN	(i)	264	844	—	1,108	175	11/17/2006	2006
Maryland Heights, MO	(i)	736	896	—	1,632	180	1/12/2007	2005
Charlotte, NC	(i)	435	905	—	1,340	49	12/22/2010	2008
Irvington, NJ	(i)	1,078	924	—	2,002	54	12/22/2010	2010
Midwest City, OK	(i)	248	1,222	—	1,470	64	12/22/2010	2010
Penns Grove, NJ	(i)	402	907	—	1,309	53	12/22/2010	2007
St. Francis, WI	(i)	394	1,065	—	1,459	57	12/22/2010	1997
Willingboro, NJ	(i)	973	676	—	1,649	38	12/22/2010	2010
Dunellen, NJ	(i)	1,054	1,242	—	2,296	72	12/22/2010	2007
Allstate Insurance:
Cross Plains, WI	(i)	864	4,488	8	5,360	661	12/7/2007	2007
Yuma, AZ	(i)	1,426	5,885	—	7,311	783	5/22/2008	2008
American TV & Appliance:
Peoria, IL	6,053	2,028	8,172	—	10,200	1,405	10/23/2006	2003
Applebee’s:
Albany, OR	1,929	808	1,836	—	2,644	281	4/26/2007	2005
Augusta, GA	2,258	621	2,474	—	3,095	363	4/26/2007	2005
Aurora (lliff), CO	1,884	1,324	1,258	—	2,582	183	4/26/2007	1992
Aurora, CO	1,732	1,001	1,373	—	2,374	199	4/26/2007	1998
Clovis, NM	1,924	512	2,125	—	2,637	308	4/26/2007	2005
Colorado Springs, CO	1,288	781	985	—	1,766	144	4/26/2007	1998
Columbus (Airport), GA	2,182	726	2,265	—	2,991	334	4/26/2007	2006
Columbus (Gentian), GA	2,453	1,098	2,263	6	3,367	334	4/26/2007	2005
Fountain, CO	1,876	747	1,825	—	2,572	267	4/26/2007	2005
Gallup , NM	2,172	499	2,477	—	2,976	359	4/26/2007	2004
Garden City, GA	1,817	803	1,688	—	2,491	248	4/26/2007	1998
Grand Junction, CO	2,142	915	2,021	—	2,936	294	4/26/2007	1995
Littleton, CO	1,566	1,491	656	—	2,147	97	4/26/2007	1990
Longview, WA	2,479	969	2,429	4	3,402	366	4/26/2007	2004
Loveland, CO	1,445	437	1,543	—	1,980	224	4/26/2007	1997

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Applebee’s (continued):
Macon (Eisenhower), GA	$1,711	$785	$1,561	$—	$2,346	$230	4/26/2007	1998
Macon (Riverside), GA	1,731	794	1,579	—	2,373	233	4/26/2007	1998
Santa Fe, NM	2,787	1,637	2,184	5	3,826	318	4/26/2007	1997
Savannah, GA	1,734	1,079	1,454	(156)	2,377	216	4/26/2007	1993
Union Gap, WA	1,761	196	2,218	—	2,414	332	4/26/2007	2004
Walla Walla, WA	1,647	770	1,487	—	2,257	231	4/26/2007	2005
Warner Robins, GA	1,732	677	1,696	—	2,373	251	4/26/2007	1994
Apria Healthcare:
St. John, MO	4,420	1,669	4,390	133	6,192	1,004	3/28/2007	1996
Arby’s:
New Castle, PA	(i)	555	810	—	1,365	103	1/31/2008	1999
Ashley Furniture:
Amarillo, TX	4,026	1,367	4,747	—	6,114	748	4/6/2007	1980
Anderson, SC	(i)	677	3,240	(4)	3,913	433	9/28/2007	2006
AT&T:
Beaumont, TX	8,592	611	10,717	10	11,338	2,113	3/19/2007	1971
Santa Clara, CA	5,020	2,455	10,876	—	13,331	1,183	9/30/2008	2002
Bank of America:
Delray Beach, FL	(i)	11,890	2,984	—	14,874	384	1/31/2008	1975
BE Aerospace:
Winston-Salem, NC	(i)	346	4,387	—	4,733	480	10/31/2008	1987
Best Buy:
Fayettville, NC	(i)	2,020	4,285	301	6,606	608	10/4/2007	1999
Wichita, KS	5,625	2,192	8,319	—	10,511	1,276	2/7/2008	1984
Las Cruces, NM	—	1,584	4,043	105	5,732	474	9/30/2008	2002
Kansas City, KS	—	1,464	5,375	—	6,839	236
Big 5 Center:
Aurora, CO	2,804	1,265	2,827	—	4,092	431	4/11/2007	2006
BJ’s Wholesale:
Ft. Lauderdale, FL	11,125	10,920	14,762	—	25,682	1,645	9/23/2008	2007
Haverhill, MA	9,100	5,497	13,904	49	19,450	1,713	4/14/2008	2006
Woodstock, GA	—	3,071	11,542	—	14,613	1,185	1/29/2009	2002
Borders:
Rapid City, SD	4,393	1,589	1,951	—	3,540	299	6/1/2007	1999
Reading, PA	4,257	2,128	3,186	626	5,940	487	6/1/2007	1997
Boscov’s:
Voorhees, NJ	(i)	1,889	5,012	—	6,901	679	2/7/2008	1970
Bridgestone Tire:
Atlanta, GA	(i)	1,623	977	—	2,600	127	2/7/2008	1998
Broadview Village Square:
Broadview , IL	31,500	8,489	46,933	338	55,760	6,962	9/14/2007	1994

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Burger King:
Durham, NC	$—	$808	$—	$—	$808	$—	4/29/2011	(h)
Carmax:
Greenville, SC	14,565	8,061	11,830	—	19,891	1,508	1/25/2008	1998
Pineville, NC	(i)	6,980	4,014	—	10,994	548	1/31/2008	2002
Raleigh, NC	(i)	4,000	7,669	8	11,677	970	1/31/2008	1994
Chambers Corner:
Wayland, MI	—	1,608	7,277	37	8,922	1,085	9/19/2007	2000
Chapel Hill Centre:
Douglasville, GA	3,050	1,827	5,303	—	7,130	163	10/28/2011	2006
Chili’s:
Paris, TX	1,790	600	1,851	—	2,451	304	12/28/2006	1999
Fredericksburg, TX	1,504	820	1,290	—	2,110	207	6/5/2007	1985
Tilton, NH	1,260	1,085	—	—	1,085	—	3/27/2009	(h)
Childtime Childcare:
Cuyahoga Falls, OH	(i)	114	564	—	678	31	12/15/2010	1972
Arlington, TX	(i)	268	867	—	1,135	46	12/15/2010	2000
Oklahoma City (May), OK	(i)	74	479	—	553	25	12/15/2010	1998
Oklahoma City (Penn), OK	—	60	617	—	677	32	12/15/2010	1998
Rochester, NY	(i)	107	485	—	592	28	12/15/2010	1974
Modesto (Honey Creek), CA	(i)	191	605	—	796	36	12/15/2010	2006
Church’s Chicken:
191 Locations	64,574	47,249	57,362	—	104,611	7,155	10/31/2008	Various
Circle K:
Akron (1178 Arlington), OH	680	434	834	—	1,268	114	12/20/2007	1994
Akron (1559 Market), OH	680	539	832	8	1,379	114	12/20/2007	1995
Akron (1693 West Market), OH	803	664	2,064	8	2,736	270	12/20/2007	2000
Akron (940 Arlington), OH	548	362	1,062	—	1,424	144	12/20/2007	1991
Akron (Albrecht), OH	539	400	908	—	1,308	120	12/20/2007	1997
Akron (Brittain), OH	605	345	1,005	8	1,358	140	12/20/2007	1995
Akron (Brown), OH	605	329	707	—	1,036	103	12/20/2007	1950
Akron (Cuyahoga), OH	813	518	794	—	1,312	111	12/20/2007	1998
Akron (Darrow), OH	605	544	849	8	1,401	116	12/20/2007	1994
Akron (Exchange), OH	709	559	900	—	1,459	121	12/20/2007	1996
Akron (Main), OH	567	330	1,288	7	1,625	177	12/20/2007	2000
Akron (Manchester), OH	794	304	945	—	1,249	130	12/20/2007	1994
Akron (Ridgewood), OH	605	435	386	—	821	56	12/20/2007	1969
Akron (Waterloo), OH	595	385	1,019	—	1,404	137	12/20/2007	2001
Albuquerque, NM	614	748	626	—	1,374	83	12/20/2007	1994
Auburn, AL	775	693	1,045	—	1,738	141	12/20/2007	1990
Augusta, GA	501	783	953	—	1,736	130	12/20/2007	1985
Barberton (31st St), OH	454	389	1,519	—	1,908	205	12/20/2007	1991

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Circle K (continued):
Barberton (5th St.), OH	$595	$283	$1,067	$—	$1,350	$141	12/20/2007	1996
Barberton (Wooster), OH	1,077	520	1,168	—	1,688	157	12/20/2007	2000
Baton Rouge (Burbank), LA	444	538	708	—	1,246	96	12/20/2007	1976
Baton Rouge (Floynell), LA	633	551	686	—	1,237	92	12/20/2007	1977
Baton Rouge (Jefferson), LA	482	770	600	—	1,370	81	12/20/2007	1970
Beaufort, SC	784	745	663	—	1,408	88	12/20/2007	1997
Bedford, OH	624	416	708	—	1,124	95	12/20/2007	2000
Bluffton , SC	1,162	1,075	777	—	1,852	106	12/20/2007	1997
Bossier City, LA	737	755	771	—	1,526	101	12/20/2007	1987
Brookpark, OH	652	472	819	—	1,291	108	12/20/2007	1998
Canton (12th St.) , OH	524	459	878	—	1,337	123	12/20/2007	1992
Canton (Tuscarwas), OH	1,068	730	1,339	—	2,069	180	12/20/2007	2000
Charleston, SC	1,257	1,182	758	—	1,940	99	12/20/2007	1987
Charlotte (Independence), NC	912	589	581	—	1,170	79	12/20/2007	1996
Charlotte (Sharon), NC	945	663	734	—	1,397	97	12/20/2007	1997
Charlotte (Sugar Creek), SC	973	623	603	—	1,226	80	12/20/2007	1991
Cleveland , OH	765	573	1,352	—	1,925	182	12/20/2007	2002
Columbia (Garners), SC	1,021	645	739	—	1,384	98	12/20/2007	1993
Columbia (Hardscrabble), SC	850	587	777	—	1,364	102	12/20/2007	1997
Columbia (Lumpkin), GA	756	526	756	—	1,282	105	12/20/2007	1978
Columbus (Airport), GA	690	569	455	—	1,024	64	12/20/2007	1984
Columbus (Buena Vista), GA	728	576	623	—	1,199	87	12/20/2007	1990
Columbus (Warm Springs), GA	888	2,085	2,949	—	5,034	385	12/20/2007	1978
Columbus (Whiteville), GA	1,512	1,394	1,039	—	2,433	137	12/20/2007	1995
Copley, OH	558	336	692	8	1,036	100	12/20/2007	1993
Cuyahoga Falls (Bath), OH	983	472	1,287	—	1,759	171	12/20/2007	2002
Cuyahoga Falls (Port), OH	671	413	988	—	1,401	134	12/20/2007	1995
Cuyahoga Falls (State), OH	463	327	613	8	948	85	12/20/2007	1972
El Paso (Americas), TX	1,106	696	1,272	—	1,968	172	12/20/2007	1999
El Paso (Mesa), TX	576	684	821	—	1,505	111	12/20/2007	1999
El Paso (Zaragosa), TX	1,030	967	764	—	1,731	102	12/20/2007	1998
Fairlawn, OH	756	480	818	—	1,298	112	12/20/2007	1993
Fort Mill, SC	1,172	1,207	2,007	—	3,214	261	12/20/2007	1999
Goose Creek, SC	633	671	578	—	1,249	78	12/20/2007	1983
Huntersville, NC	973	680	716	—	1,396	95	12/20/2007	1996
Kent, OH	472	223	678	—	901	91	12/20/2007	1994
Lanett, AL	430	1,645	4,693	—	6,338	654	12/20/2007	1974
Macon (Arkwright), GA	529	422	675	(5)	1,092	91	12/20/2007	1993
Macon (Riverside), GA	567	588	625	—	1,213	89	12/20/2007	1974
Maple Heights, OH	718	524	1,052	—	1,576	144	12/20/2007	1998
Martinez, GA	595	506	702	—	1,208	96	12/20/2007	1986

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Circle K (continued):
Midland (Beaver Run), GA	$1,172	$1,066	$1,099	$—	$2,165	$150	12/20/2007	1995
Mobile (Airport) , AL	813	516	651	—	1,167	93	12/20/2007	1987
Mobile (Moffett) , AL	619	475	374	(45)	804	54	12/20/2007	1988
Mount Pleasant, SC	709	616	631	—	1,247	86	12/20/2007	1978
North Augusta, SC	558	380	678	—	1,058	90	12/20/2007	1999
North Monroe, LA	737	816	1,375	—	2,191	180	12/20/2007	1986
Northfield , OH	935	829	1,564	—	2,393	205	12/20/2007	1983
Norton, OH	690	374	1,430	—	1,804	192	12/20/2007	2001
Opelika (2nd Avenue), AL	595	778	1,590	—	2,368	215	12/20/2007	1989
Opelika (Columbus), AL	1,096	829	968	—	1,797	141	12/20/2007	1988
Parma, OH	633	451	1,052	—	1,503	141	12/20/2007	2002
Phenix City, AL	775	674	1,148	—	1,822	153	12/20/2007	1999
Pine Mountain, GA	567	744	3,016	—	3,760	398	12/20/2007	1999
Port Wentworth, GA	1,087	945	861	—	1,806	126	12/20/2007	1991
Savannah (Johnny Mercer), GA	699	551	480	—	1,031	67	12/20/2007	1990
Savannah (King George), GA	756	816	712	—	1,528	95	12/20/2007	1997
Seville, OH	1,228	642	1,989	8	2,639	263	12/20/2007	2003
Shreveport , LA	586	517	1,074	—	1,591	143	12/20/2007	1988
Springdale, SC	813	368	609	—	977	81	12/20/2007	1999
Twinsburg, OH	652	409	1,146	—	1,555	158	12/20/2007	1984
Valley, AL	756	512	733	—	1,245	99	12/20/2007	1974
West Monroe (1602), LA	803	538	1,127	—	1,665	148	12/20/2007	1999
West Monroe (503), LA	709	918	660	—	1,578	89	12/20/2007	1983
Willoughby, OH	576	390	1,001	—	1,391	133	12/20/2007	1986
Circuit City (Formerly):
Mesquite, TX	—	1,094	6,687	1,242	9,023	1,167	6/29/2007	1996
Taunton, MA	—	2,219	6,314	(5,011)	3,522	192	7/13/2007	2001
Groveland, FL	20,250	4,990	24,740	—	29,730	3,440	7/17/2007	1991
Aurora, CO	4,777	1,763	4,295	1,975	8,033	625	8/22/2007	1995
Kennesaw, GA	(i)	2,242	18,075	4,706	25,023	3,442	1/31/2008	1998
Columbus Fish Market :
Grandview, OH	(i)	1,417	1,478	—	2,895	87	9/27/2010	1985
Conns:
San Antonio, TX	—	1,026	3,055	—	4,081	539	5/26/2006	2002
Convergys:
Las Cruces, NM	4,883	1,740	5,785	—	7,525	800	6/2/2008	1983
Coral Walk:
Cape Coral, FL	(i)	7,737	20,708	(231)	28,214	3,090	6/12/2008	2007
Cost-U-Less:
St. Croix, USVI	4,035	706	4,472	—	5,178	686	3/26/2007	2005

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Cumming Town Center:
Cumming, GA	$33,700	$13,555	$48,146	$(1,218)	$60,483	$5,751	7/11/2008	2007
CVS:
Alpharetta, GA	(i)	1,214	1,693	—	2,907	341	12/1/2005	1998
Richland Hills, TX	(i)	1,141	2,302	—	3,443	432	12/8/2005	1997
Portsmouth (Scioto Trail), OH	1,420	561	1,639	169	2,369	338	3/8/2006	1997
Lakewood, OH	—	552	1,225	80	1,857	288	4/19/2006	1996
Madison, MS	2,809	1,068	2,835	—	3,903	523	5/26/2006	2004
Portsmouth, OH	(i)	328	1,862	205	2,395	387	6/28/2006	1997
Okeechobee, FL	4,076	1,623	3,563	—	5,186	624	7/7/2006	2001
Orlando, FL	3,016	2,125	2,213	—	4,338	400	7/12/2006	2005
Gulfport, MS	2,611	1,231	2,483	—	3,714	429	8/10/2006	2000
Clinton, NY	1,983	684	2,014	—	2,698	337	8/24/2006	2006
Glenville Scotia, NY	3,413	1,601	2,928	—	4,529	472	11/16/2006	2006
Florence, SC	1,706	771	1,803	—	2,574	277	5/17/2007	1998
Indianapolis, IN	—	1,077	2,238	—	3,315	281	2/7/2008	1998
Onley, VA	3,251	1,584	3,156	—	4,740	384	5/8/2008	2007
Columbia (I), TN	1,370	1,090	1,752	—	2,842	216	9/30/2008	1998
Columbia (II), TN	1,330	1,205	1,579	—	2,784	198	9/30/2008	1998
Hamilton, OH	2,280	917	1,682	—	2,599	198	9/30/2008	1999
Mechanicsville, NY	1,417	415	2,104	—	2,519	233	9/30/2008	1997
Atlanta, GA	—	910	2,450	—	3,360	273	10/7/2008	2006
Carrollton, TX	(i)	542	1,428	—	1,970	159	12/23/2008	1995
Kissimmee, FL	(i)	810	1,607	—	2,417	176	12/23/2008	1995
Lake Worth, TX	(i)	474	1,323	—	1,797	147	12/23/2008	1996
Richardson, TX	—	476	1,769	—	2,245	196	12/23/2008	1996
River Oaks, TX	—	819	1,711	—	2,530	190	12/23/2008	1996
The Colony, TX	(i)	460	1,422	(5)	1,877	158	12/23/2008	1996
Wichita Falls (SW), TX	(i)	451	1,655	—	2,106	183	12/23/2008	1996
Wichita Falls, TX	(i)	471	1,276	—	1,747	141	12/23/2008	1995
Myrtle Beach, SC	4,788	1,565	2,564	—	4,129	256	3/27/2009	2004
Maynard, MA	5,596	2,157	2,049	—	4,206	199	3/31/2009	2005
Waynesville, NC	3,966	420	3,005	—	3,425	298	3/31/2009	2005
Indianapolis (21st Street), IN	(i)	807	2,073	—	2,880	129	7/21/2010	1986
Lincoln, IN	(i)	375	2,472	—	2,847	144	9/17/2010	1981
Azle, TX	3,158	935	2,955	—	3,890	164	12/16/2010	1985
Fairview Township, PA	2,018	968	1,754	—	2,722	91	1/27/2011	2007
St. Augustine, FL	2,714	1,002	3,081	—	4,083	132	4/26/2011	2008
Dave and Buster’s:
Addison, IL	5,600	5,837	6,810	—	12,647	1,017	7/19/2007	2006
David’s Bridal:
Lenexa, KS	—	766	2,197	—	2,963	519	1/11/2006	2005

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
David’s Bridal (continued):
Topeka, KS	$2,000	$569	$2,193	$—	$2,762	$455	10/13/2006	2006
Dickinson Theater:
Yukon, OK	(i)	980	3,403	7	4,390	475	7/17/2007	2007
Dick’s Sporting Goods:
Amherst, NY	6,321	3,147	6,084	864	10,095	1,180	12/20/2006	1986
Dollar General:
Crossville, TN	1,950	647	2,088	—	2,735	402	6/2/2006	2006
Ardmore, TN	1,804	735	1,839	—	2,574	350	6/9/2006	2005
Livingston, TN	1,856	899	1,687	—	2,586	328	6/12/2006	2006
Drexel Heritage:
Hickory, NC	—	394	3,622	—	4,016	1,360	2/24/2006	1963
Eckerd:
Lincolnton, NC	1,538	557	2,131	—	2,688	317	4/3/2007	1998
Easton, PA	4,060	2,308	3,411	—	5,719	495	4/25/2007	2005
Spartanburg, SC	2,259	1,368	1,791	—	3,159	275	5/17/2007	1998
EDS Information Systems:
Salt Lake City, UT	18,000	2,283	19,796	279	22,358	2,763	7/17/2007	1999
Federal Express:
Rockford, IL	(i)	1,469	3,669	223	5,361	749	12/9/2005	1994
Council Bluffs, IA	2,185	530	1,845	—	2,375	308	11/15/2006	1999
Edwardsville, KS	12,880	1,693	15,439	5,507	22,639	2,540	11/15/2006	1999
Peoria, IL	2,080	337	2,629	22	2,988	367	7/20/2007	1997
Walker, MI	—	1,387	4,424	3,334	9,145	614	8/8/2007	2001
Mishawaka, IN	(i)	303	3,356	—	3,659	428	2/7/2008	1993
Huntsville, AL	—	1,576	8,252	8	9,836	899	9/30/2008	2008
Baton Rouge, LA	6,470	1,822	6,332	1,561	9,715	797	10/3/2008	2008
Ferguson Enterprises:
Auburn, AL	—	663	1,401	—	2,064	162	8/21/2008	2007
Charlotte, NC	4,050	2,347	7,782	—	10,129	943	8/21/2008	2007
Cohasset, MN	(i)	65	1,221	—	1,286	138	8/21/2008	2007
Front Royal, VA	—	3,475	38,699	—	42,174	4,458	8/21/2008	2007
Ocala, FL	—	650	6,207	—	6,857	734	8/21/2008	2006
Powhatan, VA	(i)	522	4,712	—	5,234	534	8/21/2008	2007
Salisbury, MD	(i)	773	8,016	—	8,789	911	8/21/2008	2007
Shallotte, NC	(i)	594	1,717	—	2,311	197	8/21/2008	2006
Fire Mountain Buffet:
Decatur, AL	—	870	1,318	—	2,188	60	4/29/2011	2004
Dawsonville, GA	—	686	851	—	1,537	39	4/29/2011	2005
Lake Charles, LA	—	1,115	1,058	—	2,173	52	4/29/2011	1987
Gallina Centro:
Collierville, TN	14,200	5,669	10,347	8	16,024	1,668	3/26/2007	2000

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Gallina Centro II:
Collierville II, TN	—	$1,858	$5,073	$—	$6,931	$17	11/15/2012	2012
Gold’s Gym:
O’Fallon, IL	3,650	1,407	5,253	—	6,660	992	9/29/2006	2005
St. Peters, MO	4,893	2,338	4,428	—	6,766	645	7/31/2007	2007
O’Fallon, MS	5,425	3,120	3,992	—	7,112	611	8/29/2007	2007
Golden Corral:
Albuquerque, NM	—	1,526	2,853	—	4,379	119	9/28/2011	2011
Gordman’s:
Peoria, IL	4,950	1,558	6,674	—	8,232	1,047	1/18/2007	2006
Gregg Appliances:
Greensboro, NC	(i)	2,412	3,931	(366)	5,977	498	1/11/2008	2007
Grove City, OH	(i)	987	4,477	—	5,464	584	9/17/2008	2008
Mt Juliet, TN	2,425	2,088	3,638	—	5,726	449	9/23/2008	2008
Hilltop Plaza:
Bridgeton, MO	(i)	8,012	13,342	7	21,361	1,752	2/6/2008	1991
HOM Furniture:
Fargo, ND	4,800	1,155	9,779	—	10,934	1,592	1/4/2007	2004
Home Depot:
Bedford Park, IL	(i)	9,024	20,877	545	30,446	2,926	8/21/2007	1992
Lakewood, CO	7,212	9,367	—	—	9,367	—	8/27/2008	2006
Colma, CA	19,300	17,636	20,114	—	37,750	2,175	9/30/2008	1995
Infiniti:
Davie, FL	5,151	3,076	5,410	—	8,486	936	11/30/2006	2006
Ivex Packaging:
New Castle, PA	—	162	3,877	—	4,039	209	12/20/2010	1986
J.Jill:
Tilton, NH	(i)	6,214	17,378	—	23,592	1,125	9/30/2010	2008
Jo-Ann Fabrics:
Alpharetta, GA	(i)	2,578	3,682	—	6,260	538	8/5/2008	2000
Independence, MO	(i)	1,304	2,790	—	4,094	172	12/23/2010	2006
Kohl’s:
Wichita, KS	5,200	1,798	6,200	818	8,816	1,176	9/27/2006	1996
Lake Zurich, IL	9,075	1,854	10,086	—	11,940	1,453	7/17/2007	2000
Grand Forks, ND	4,931	1,855	5,680	—	7,535	684	6/11/2008	2006
Tilton, NH	3,780	5,640	—	—	5,640	—	3/27/2009	(h)
Olathe, KS	5,819	2,539	5,471	350	8,360	217	8/23/2011	1995
Kroger:
LaGrange, GA	—	1,101	6,032	177	7,310	874	6/28/2007	1998
LA Fitness:
Brooklyn Park, MN	5,871	1,963	7,460	—	9,423	885	6/17/2008	2008
Matteson, IL	5,753	2,628	6,474	—	9,102	867	7/16/2008	2007
Greenwood, IN	(i)	2,233	7,670	—	9,903	950	8/5/2008	2007
League City, TX	(i)	1,597	4,832	16	6,445	328	5/21/2010	2007

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
LA Fitness (continued):
Naperville, IL	(i)	$2,415	$5,759	$—	$8,174	$388	6/30/2010	1999
West Chester, OH	5,075	664	6,696	—	7,360	314	4/27/2011	2009
La-Z-Boy:
Glendale, AZ	(i)	2,515	2,968	—	5,483	600	10/25/2005	2001
Newington, CT	3,324	1,466	4,979	—	6,445	756	1/5/2007	2006
Kentwood, MI	—	1,442	3,702	—	5,144	590	6/28/2007	1986
Lincoln Place:
Fairview Heights, IL	35,432	6,010	36,738	1,416	44,164	5,650	4/5/2007	1998
Logan’s Roadhouse:
Fairfax, VA	1,117	1,527	1,414	—	2,941	216	3/28/2007	1998
Johnson City, TN	1,933	1,280	1,794	—	3,074	273	3/28/2007	1996
Wichita Falls, TX	(i)	435	1,670	—	2,105	90	12/17/2010	2009
Trussville, AL	(i)	723	1,147	—	1,870	63	12/17/2010	2008
Long John Silvers:
Houston, TX	(i)	965	—	122	1,087	17	7/19/2007	2004
Lowe’s:
Enterprise, AL	(i)	1,012	5,803	—	6,815	1,164	12/1/2005	1995
Lubbock, TX	7,475	4,581	6,563	57	11,201	1,187	9/27/2006	1996
Midland, TX	7,150	3,525	7,332	—	10,857	1,306	9/27/2006	1996
Cincinnati, OH	13,800	5,592	11,319	—	16,911	1,691	7/17/2007	1998
Chester, NY	3,834	5,704	—	—	5,704	—	9/19/2008	2008
Tilton, NH	12,960	10,800	—	—	10,800	—	3/27/2009	(h)
Market Pointe:
Papillion, NE	11,825	11,626	12,882	322	24,830	1,718	6/20/2008	2007
Marsh Supermarket:
Indianapolis, IN	5,950	1,842	10,764	—	12,606	1,359	2/7/2008	1999
Massard Farms
Fort Smith, AR	9,670	4,295	10,755	236	15,286	1,584	10/11/2007	2001
Mealey’s Furniture:
Maple Shade, NJ	(i)	1,716	3,907	821	6,444	643	12/12/2007	2007
Mercedes Benz:
Atlanta, GA	(i)	2,623	7,208	—	9,831	1,110	12/15/2006	2000
Milford Commons:
Milford, CT	5,161	7,525	4,257	—	11,782	572	1/17/2008	2005
Mountainside Fitness:
Chandler, AZ	(i)	1,177	4,480	—	5,657	1,017	2/9/2006	2001
Mustang Engineering:
Houston, TX	(i)	1,859	16,198	37	18,094	2,520	1/31/2008	1983
Northern Tool & Equipment:
Blaine, MN	3,185	2,233	2,432	—	4,665	417	2/28/2007	2006

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
O’Reilly Auto Parts:
Dallas, TX	$3,290	$1,896	$2,904	$—	$4,800	$441	2/6/2007	1970
Office Depot:
Dayton, OH	2,130	807	2,183	—	2,990	367	7/7/2006	2005
Greenville, MS	—	666	2,469	—	3,135	422	7/12/2006	2000
Warrensburg, MO	—	1,024	1,540	—	2,564	367	7/19/2006	2001
Benton, AR	2,130	560	2,506	—	3,066	401	11/21/2006	2001
Oxford, MS	2,295	916	2,141	—	3,057	338	12/1/2006	2006
Enterprise, AL	1,850	771	1,635	—	2,406	253	2/27/2007	2006
Alcoa, TN	(i)	1,164	2,537	158	3,859	323	1/31/2008	1999
Laurel, MS	(i)	351	2,214	—	2,565	247	9/30/2008	2002
London, KY	(i)	724	2,687	—	3,411	374	9/30/2008	2001
Durham, NC	2,052	737	1,647	—	2,384	77	4/29/2011	2008
Balcones Heights, TX	2,285	1,213	2,157	—	3,370	99	4/29/2011	2009
OfficeMax:
Orangeburg, SC	—	590	2,363	—	2,953	426	2/28/2007	1999
Old Time Pottery:
Fairview Heights, IL	—	1,044	2,943	50	4,037	872	11/21/2006	1979
One Pacific Place:
Omaha, NE	23,400	6,254	27,877	2,217	36,348	5,794	2/6/2007	1988
Oxford Theater:
Oxford, MS	—	281	4,051	(2,581)	1,751	19	8/31/2006	2006
Payless Shoes:
Columbia, SC	(i)	568	742	—	1,310	93	9/30/2008	1998
PepBoys:
Albuquerque, NM	—	1,495	1,980	—	3,475	256	3/25/2008	1990
Arlington Heights, IL	—	1,379	4,376	—	5,755	562	3/25/2008	1995
Clarksville, IN	(i)	1,017	1,492	—	2,509	200	3/25/2008	1993
Colorado Springs, CO	—	1,223	1,820	—	3,043	242	3/25/2008	1994
El Centro, CA	(i)	1,000	1,202	—	2,202	156	3/25/2008	2006
Fort Myers, FL	—	2,121	2,546	—	4,667	323	3/25/2008	1994
Frederick, MD	(i)	1,786	2,812	—	4,598	344	3/25/2008	1987
Hampton, VA	(i)	2,024	1,757	—	3,781	231	3/25/2008	1993
Lakeland, FL	(i)	3,313	1,991	—	5,304	274	3/25/2008	1991
Nashua, NH	—	2,415	2,006	—	4,421	260	3/25/2008	1996
Orem, UT	(i)	1,392	1,224	—	2,616	161	3/25/2008	1990
Pasadena, TX	(i)	1,703	2,656	—	4,359	342	3/25/2008	1995
San Antonio, TX	—	905	2,091	—	2,996	278	3/25/2008	1988
Tamarac, FL	(i)	1,690	2,106	—	3,796	269	3/25/2008	1997
Tampa, FL	—	3,902	2,035	—	5,937	306	3/25/2008	1991

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Pep Boys (continued):
West Warwick, RI	(i)	$2,429	$1,198	$—	$3,627	$161	3/25/2008	1993
Petsmart:
McCarran, NV	22,000	5,151	43,546	—	48,697	5,079	7/2/2008	2008
Chattanooga, TN	—	1,136	3,418	—	4,554	382	8/5/2008	1996
Daytona Beach, FL	—	1,735	3,270	—	5,005	365	8/5/2008	1996
Fredericksburg, VA	—	3,247	2,083	—	5,330	235	8/5/2008	1997
Plastech:
Auburn Hills, MI	(i)	3,283	18,153	(2,882)	18,554	2,840	12/15/2005	1995
Pocatello Square:
Pocatello, ID	17,250	3,262	18,418	2,388	24,068	3,092	4/6/2007	2006
Rayford Square:
Spring, TX	5,940	2,339	6,696	178	9,213	1,179	3/2/2006	1973
Rite Aid:
Alliance, OH	—	432	1,446	1	1,879	311	10/20/2005	1996
Enterprise, AL	2,043	920	2,391	—	3,311	463	1/26/2006	2005
Wauseon, OH	2,142	1,047	2,333	1	3,381	457	1/26/2006	2005
Saco, ME	1,340	391	1,989	—	2,380	389	1/27/2006	1997
Cleveland, OH	1,370	566	1,753	1	2,320	357	4/27/2006	1997
Fremont, OH	1,300	863	1,435	1	2,299	285	4/27/2006	1997
Defiance, OH	2,321	1,174	2,373	1	3,548	441	5/26/2006	2005
Lansing, MI	1,041	254	1,276	50	1,580	266	6/29/2006	1950
Glassport, PA	2,325	674	3,112	1	3,787	493	10/4/2006	2006
Hanover, PA	4,115	1,924	3,804	—	5,728	597	10/17/2006	2006
Plains, PA	3,380	1,147	3,780	—	4,927	561	4/16/2007	2006
Fredericksburg, VA	2,979	1,522	3,378	—	4,900	484	5/2/2007	2007
Lima, OH	3,103	1,814	2,402	—	4,216	359	5/14/2007	2005
Allentown, PA	3,615	1,635	3,654	—	5,289	534	5/15/2007	2006
Ruth Chris:
Metairie, LA	(i)	1,701	1,262	—	2,963	74	9/27/2010	2006
Sarasota, FL	(i)	1,480	1,266	—	2,746	74	9/27/2010	2007
Ryan’s Buffet:
Florence, AL	—	827	1,176	—	2,003	55	4/29/2011	1994
Dothan, AL	—	667	1,158	—	1,825	53	4/29/2011	1998
Carrollton, GA	—	610	928	—	1,538	43	4/29/2011	1995
Hiram, GA	—	729	940	—	1,669	44	4/29/2011	1999
Albany, GA	—	838	1,561	—	2,399	72	4/29/2011	2003
Corydon, IN	—	550	1,136	—	1,686	52	4/29/2011	1999
Bowling Green, KY	—	1,371	1,601	—	2,972	75	4/29/2011	1997
Johnstown, PA	—	725	813	—	1,538	37	4/29/2011	1998
Picayune, MS	—	1,212	1,044	—	2,256	49	4/29/2011	1999
Tupelo, MS	—	1,010	947	—	1,957	44	4/29/2011	1995

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Ryan’s Buffet (continued):
Charleston, SC	$—	$1,209	$488	$—	$1,697	$24	4/29/2011	1988
Conroe, TX	—	1,746	1,362	—	3,108	65	4/29/2011	1993
Princeton, WV	—	930	1,484	—	2,414	68	4/29/2011	2001
Sportsman’s Warehouse (Formerly):
Wichita, KS	—	1,586	5,954	(4,762)	2,778	—	6/27/2006	2006
DePere, WI	3,907	1,131	4,295	—	5,426	669	4/20/2007	2004
Staples:
Crossville, TN	—	549	2,134	—	2,683	521	1/26/2006	2001
Peru, IL	—	1,285	1,959	—	3,244	384	11/10/2006	1998
Clarksville, IN	2,900	939	3,080	—	4,019	562	12/29/2006	2006
Greenville, SC	2,955	1,718	2,496	—	4,214	374	4/11/2007	2007
Warsaw, IN	1,850	1,084	1,984	—	3,068	306	5/17/2007	1998
Guntersville, AL	—	969	2,330	—	3,299	338	7/6/2007	2001
Moraine, OH	(i)	1,168	2,182	(11)	3,339	311	10/12/2007	2006
Angola, IN	—	457	2,366	—	2,823	278	9/30/2008	1999
Starbucks:
Covington, TN	—	563	856	—	1,419	138	6/22/2007	2007
Sedalia, MO	(i)	249	837	—	1,086	123	6/22/2007	2006
Bowling Green, KY	(i)	557	1,005	3	1,565	148	10/23/2007	2007
Shawnee, OK	(i)	362	644	5	1,011	99	10/31/2007	2006
Oklahoma City, OK	—	386	725	5	1,116	112	11/20/2007	2007
Chattanooga, TN	—	533	788	5	1,326	119	11/26/2007	2007
Maryville, TN	(i)	663	733	4	1,400	111	11/26/2007	2007
Powell, TN	(i)	517	728	4	1,249	111	11/26/2007	2007
Seymour, TN	—	509	752	4	1,265	113	11/26/2007	2007
Altus, OK	—	191	885	—	1,076	131	1/16/2008	2007
Stillwater, OK	(i)	164	990	—	1,154	139	2/28/2008	2007
Memphis, TN	—	201	1,077	—	1,278	145	3/4/2008	2007
Ponca City, OK	—	218	778	—	996	107	3/11/2008	2007
Kingsport, TN	(i)	544	733	—	1,277	103	3/25/2008	2008
Stations Casino:
Las Vegas, NV	42,212	4,976	50,024	—	55,000	6,564	11/1/2007	2007
Taco Bell:
Anderson, IN	(i)	344	640	(13)	971	130	7/19/2007	1995
Brazil, IN	(i)	539	569	(12)	1,096	113	7/19/2007	1996
Henderson, KY	(i)	380	946	(14)	1,312	168	7/19/2007	1992
Martinsville, IN	(i)	421	633	(12)	1,042	126	7/19/2007	1986
Princeton, IN	(i)	287	628	(14)	901	136	7/19/2007	1992
Robinson, IN	(i)	300	527	(11)	816	110	7/19/2007	1994
Spencer, IN	(i)	216	583	(14)	785	117	7/19/2007	1999
Vinceness, IN	(i)	623	648	(16)	1,255	131	7/19/2007	2000

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Taco Bell (continued):
Washington, IN	(i)	$334	$583	$(12)	$905	$119	7/19/2007	1995
TelerX Marketing:
Kings Mountain, NC	—	367	7,795	—	8,162	1,183	7/17/2007	2007
Three Forks Restaurant:
Dallas, TX	—	3,641	5,678	—	9,319	679	6/5/2008	1998
TJ Maxx:
Staunton, VA	—	933	3,082	157	4,172	374	9/30/2008	1988
Tractor Supply:
Parkersburg, WV	1,793	934	2,050	—	2,984	433	9/26/2005	2005
La Grange, TX	1,405	256	2,091	—	2,347	379	11/6/2006	2006
Livingston, TN	1,725	430	2,360	—	2,790	423	11/22/2006	2006
New Braunfels, TX	1,750	511	2,350	—	2,861	424	11/22/2006	2006
Crockett, TX	1,325	291	1,957	—	2,248	349	12/1/2006	2006
Ankeny, IA	1,950	717	1,984	—	2,701	349	2/9/2007	2006
Greenfield, MN	2,228	1,311	2,367	—	3,678	350	4/2/2007	2006
Marinette, WI	1,918	448	2,123	—	2,571	360	4/10/2007	2006
Paw Paw, MI	2,048	537	2,349	—	2,886	348	4/10/2007	2006
Navasota, TX	2,050	348	2,368	—	2,716	393	4/18/2007	2006
Fredericksburg, TX	2,031	593	2,235	—	2,828	325	5/8/2007	2007
Fairview, TN	1,931	449	2,234	—	2,683	323	5/25/2007	2007
Baytown, TX	2,251	808	2,212	—	3,020	317	6/11/2007	2007
Prior Lake, MN	3,283	1,756	2,948	98	4,802	435	6/29/2007	1991
Rome, NY	1,716	1,231	1,747	—	2,978	226	1/4/2008	2003
Clovis, NM	(i)	695	2,129	—	2,824	266	4/7/2008	2007
Carroll, OH	1,090	798	1,030	—	1,828	261	5/8/2008	1976
Baldwinsville, NY	1,705	1,110	1,938	—	3,048	225	10/15/2008	2005
LaGrange, KY	(i)	584	2,322	—	2,906	300	11/19/2008	2008
Lowville, NY	(i)	126	1,848	—	1,974	127	6/3/2010	2006
Malone, NY	(i)	168	1,852	—	2,020	127	6/3/2010	2006
Elletsville, IN	(i)	247	1,992	—	2,239	122	9/13/2010	2007
Mt. Sterling, KY	1,452	471	1,899	—	2,370	66	10/27/2011	2011
TutorTime:
Pittsburgh, PA	(i)	508	391	—	899	27	12/15/2010	2008
Victoria Crossing:
Victoria, TX	8,288	2,207	9,531	121	11,859	1,497	1/12/2007	2006
Wadsworth Boulevard:
Denver, CO	6,708	4,723	12,728	274	17,725	2,305	2/6/2006	1991
Walgreens:
Brainerd, MN	2,814	981	2,882	—	3,863	594	10/5/2005	2000
Florissant, MO	3,372	1,482	3,205	—	4,687	590	11/2/2005	2001
St Louis (Gravois), MO	3,999	2,220	3,305	—	5,525	609	11/2/2005	2001

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Walgreen’s (continued):
St Louis (Telegraph), MO	$3,289	$1,745	$2,875	$—	$4,620	$530	11/2/2005	2001
Columbia, MO	3,573	2,353	3,351	—	5,704	658	11/22/2005	2002
Olivette, MO	4,476	3,077	3,798	—	6,875	725	11/22/2005	2001
Knoxville, TN	3,250	1,826	2,465	—	4,291	474	5/8/2006	2000
Picayune, MS	2,766	1,212	2,548	—	3,760	428	9/15/2006	2006
Cincinnati, OH	3,341	1,335	3,272	—	4,607	492	3/6/2007	2000
Madeira, OH	2,850	1,060	2,911	—	3,971	439	3/6/2007	1998
Sharonville, OH	2,630	1,203	2,836	352	4,391	472	3/6/2007	1998
Shreveport, LA	2,815	477	2,648	—	3,125	396	3/23/2007	1998
Bridgetown, OH	3,043	1,537	2,356	—	3,893	356	4/30/2007	1998
Dallas, TX	2,175	992	2,749	619	4,360	487	5/9/2007	1996
Bryan, TX	4,111	783	4,792	(4)	5,571	685	5/18/2007	2001
Harris County, TX	3,673	1,651	3,007	—	4,658	448	5/18/2007	2000
Gainesville, FL	2,465	1,079	2,398	18	3,495	344	6/1/2007	1997
Kansas City (63rd St), MO	3,035	1,255	2,944	363	4,562	458	7/11/2007	2000
Kansas City (Independence), MO	2,990	1,233	3,066	—	4,299	430	7/11/2007	1997
Kansas City (Linwood), MO	2,438	1,066	2,634	202	3,902	391	7/11/2007	2000
Kansas City (Troost), MO	2,464	1,149	3,288	—	4,437	460	7/11/2007	2000
Topeka, KS	1,870	860	2,142	—	3,002	300	7/11/2007	1999
Fort Worth, TX	3,675	276	2,982	—	3,258	411	7/17/2007	1992
Richmond, VA	(i)	745	2,902	—	3,647	417	8/17/2007	1997
Dallas, TX	(i)	367	2,214	(1)	2,580	300	8/27/2007	1997
Brentwood, TN	2,700	2,904	2,179	(74)	5,009	294	10/17/2007	2006
Harriman, TN	2,500	1,133	3,526	—	4,659	470	10/24/2007	2007
Beverly Hills, TX	2,460	1,286	2,562	691	4,539	413	12/5/2007	2007
Waco, TX	2,730	1,138	2,683	700	4,521	431	12/5/2007	2007
Cincinnati (Seymour), OH	(i)	756	2,587	—	3,343	351	12/21/2007	2000
Oneida, TN	2,500	555	3,938	—	4,493	501	2/29/2008	2007
Batesville, MS	—	1,558	3,265	—	4,823	415	3/31/2008	2007
Elmira, NY	2,900	1,996	3,831	—	5,827	463	5/1/2008	2007
Hibbing, MN	2,489	1,048	2,763	—	3,811	326	5/14/2008	2007
Essex, MD	3,817	1,208	4,725	—	5,933	548	5/30/2008	2007
Bath, NY	2,513	1,114	2,924	—	4,038	348	6/2/2008	2008
Chino Valley, AZ	3,186	1,779	3,014	—	4,793	347	6/2/2008	2007
Albany, GA	2,592	929	3,177	—	4,106	381	6/11/2008	2008
Rome, NY	2,553	1,170	3,121	—	4,291	365	7/15/2008	2007
Columbus, MS	2,552	1,193	2,831	—	4,024	346	7/24/2008	2004
Mobile, AL	3,215	1,654	3,286	—	4,940	385	8/28/2008	2007
Akron, OH	(i)	565	1,961	86	2,612	235	9/30/2008	1994
Broken Arrow, OK	—	770	1,274	—	2,044	160	9/30/2008	1993
Crossville, TN	2,731	878	3,154	—	4,032	393	9/30/2008	2001

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
Walgreen’s (continued):
Jacksonville, FL	$2,998	$1,044	$4,178	$—	$5,222	$474	9/30/2008	2000
LaMarque, TX	—	450	3,461	—	3,911	389	9/30/2008	2000
Newton, IA	(i)	505	3,456	—	3,961	392	9/30/2008	2000
Saginaw, MI	—	801	2,977	—	3,778	342	9/30/2008	2001
Seattle, WA	3,740	2,944	3,206	—	6,150	364	9/30/2008	2002
Tulsa, OK	—	651	2,168	—	2,819	256	9/30/2008	1994
Tulsa, OK	—	192	1,935	—	2,127	231	9/30/2008	1993
Evansville, IN	—	1,131	2,898	—	4,029	300	11/25/2008	2007
Austin, MN	3,531	1,049	1,940	—	2,989	189	3/27/2009	2002
Canton, IL	4,429	842	3,046	—	3,888	301	3/27/2009	2006
Galloway, OH	4,250	1,055	2,834	—	3,889	283	3/27/2009	2003
Humble, TX	4,395	1,092	3,027	—	4,119	294	3/27/2009	2003
Memphis, TN	5,058	693	3,827	—	4,520	380	3/27/2009	2002
Parkville, MO	4,274	1,461	2,243	—	3,704	227	3/27/2009	2006
San Antonio, TX	4,060	991	3,005	—	3,996	292	3/27/2009	2004
Toledo, OH	5,400	1,208	3,469	—	4,677	339	3/27/2009	2005
Antioch, TN	4,425	479	3,411	—	3,890	335	3/31/2009	2002
Decatur, IL	4,003	680	2,989	—	3,669	297	3/31/2009	2005
Long Beach, MS	3,662	791	2,600	—	3,391	256	3/31/2009	2005
Roselle, NJ	5,742	1,632	3,746	—	5,378	360	3/31/2009	2002
Saraland, AL	5,079	1,415	3,187	—	4,602	309	3/31/2009	2003
Mt. Pleasant, TX	3,404	1,097	3,447	—	4,544	185	12/21/2010	1999
Richmond Hill, GA	3,237	1,257	3,304	—	4,561	160	2/25/2011	2009
Wal-Mart:
Anderson, SC	8,160	3,265	8,442	1,271	12,978	1,414	5/8/2007	1993
New London, WI	1,778	658	1,938	135	2,731	310	5/9/2007	1991
Spencer, IN	1,325	612	1,427	157	2,196	243	5/23/2007	1987
Bay City, TX	(i)	637	2,558	(6)	3,189	365	8/14/2007	1990
Washington, IL	(i)	1,043	2,386	117	3,546	360	9/10/2007	1989
Borger, TX	(i)	932	1,828	(10)	2,750	258	9/12/2007	1991
Whiteville, NC	(i)	854	1,357	245	2,456	225	10/11/2007	1988
WaWa:
Hockessin, DE	2,709	1,850	2,000	—	3,850	393	3/29/2006	2000
Manahawkin, NJ	2,617	1,359	2,360	—	3,719	379	3/29/2006	2000
Narberth, PA	2,422	1,659	1,782	—	3,441	351	3/29/2006	2000
Wehrenberg Theatre:
Arnold, MO	(i)	2,798	4,604	126	7,528	823	6/14/2006	1998
Weston Shops:
Weston, FL	(i)	6,034	9,573	—	15,607	1,168	7/30/2008	2007
Wickes Furniture:
Chicago, IL	15,925	9,896	11,282	(11,377)	9,801	804	10/17/2007	2007

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e) (f)	Acquired	Constructed
WinCo Foods:
Eureka, CA	$11,247	$4,277	$10,919	$380	$15,576	$1,622	6/27/2007	1960
Winter Garden Village:
Winter Garden, FL	105,700	22,862	151,385	2,058	176,305	17,211	9/26/2008	2007
	$1,359,996	$841,244	$2,176,266	$23,523	$3,041,033	$297,354

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases (g):
Academy Sports:
Houston, TX	$3,825	$3,953	$1,952	$1	$5,906	$—	6/27/2007	1995
Baton Rouge, LA	4,687	2,719	6,014	1,937	10,670	—	7/19/2007	1996
Houston (Breton), TX	3,045	1,194	4,675	—	5,869	—	7/19/2007	1995
Houston (Southwest), TX	4,625	3,377	5,066	3,127	11,570	68	7/19/2007	1996
North Richland Hills, TX	4,217	2,097	5,693	(153)	7,637	—	7/19/2007	1996
Best Buy:
Evanston, IL	5,900	3,661	6,984	2	10,647	—	6/27/2007	1996
Warwick , RI	5,350	3,948	9,544	—	13,492	—	6/27/2007	1992
CVS:
Amarillo, TX	1,741	832	2,563	—	3,395	—	7/19/2007	1994
Del City, OK	2,631	1,085	4,496	—	5,581	—	7/19/2007	1998
Eckerd:
Mantua, NJ	1,470	943	1,495	2	2,440	—	6/27/2007	1993
Vineland, NJ	3,500	2,353	4,743	—	7,096	—	6/27/2007	1997
Chattanooga, TN	1,920	1,023	2,976	—	3,999	—	7/19/2007	1997
Mableton, GA	1,197	716	1,699	—	2,415	—	7/19/2007	1994
	$44,108	$27,901	$57,900	$4,916	$90,717	$68
(a) As of December 31, 2012, we owned 417 single-tenant, freestanding retail properties, 312 single-tenant, freestanding commercial properties and 23 multi-tenant retail properties.
(b) The aggregate cost for federal income tax purposes is approximately $3.1 billion.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2012	2011	2010
Balance, beginning of period	3,123,915	3,018,095	2,921,274
Additions
Acquisitions	6,931	86,975	96,156
Improvements	13,584	19,000	6,668
Total additions	20,515	105,975	102,824
Deductions
Cost of real estate sold	6,945	155	5
Adjustment to basis	—	—	1,190
Other (including provisions for impairment of real estate assets)	5,735	—	4,808
Total deductions	12,680	155	6,003
Balance, end of period	3,131,750	3,123,915	3,018,095

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2012	2011	2010
Balance, beginning of period	$238,688	$178,906	$122,887
Additions
Acquisitions - Depreciation Expense for Building, Acquisitions Costs & Tenant Improvements Acquired	59,530	58,534	56,280
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	1,360	1,248	335
Total additions	60,890	59,782	56,615
Deductions
Cost of real estate sold	552	—	—
Other (including provisions for impairment of real estate assets)	1,604	—	596
Total deductions	2,156	—	596
Balance, end of period	297,422	238,688	178,906

(e) In 2012, a provision for impairment was recorded on two properties. In 2010, a provision for impairment was recorded on one property.
(f) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.
(g) For financial reporting purposes, the lease has been recorded as a direct financing lease; therefore, depreciation is not applicable.
(h) Subject to ground lease and therefore date constructed is not applicable.
(i) Property is included in the Credit Facility’s unencumbered borrowing base. As of December 31, 2012, the Company had $319.1 million outstanding under the Credit Facility.

COLE CREDIT PROPERTY TRUST II, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

Mortgage Loans Receivable (1)	Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms (2)	Prior Liens	Outstanding Face Amount of Mortgages	Carrying Amount of Mortgages (3)
Cracker Barrel Notes	Retail	(4)	9.84%	8/1/2020	P & I	None	$38,969	$41,529
KFC Notes	Retail	(5)	10.47%	10/1/2020	P & I	None	18,179	19,912
O’Reilly Notes	Retail	(6)	8.60-9.35%	1/1/2021	P & I	None	10,889	11,997
							$68,037	$73,438
(1) No individual mortgage loan exceeds three percent of the total of the carrying amount for all mortgage loans.
(2) P & I = Principal and interest payments.
(3) The aggregate cost for federal income tax purposes is $83.9 million.
(4) The Cracker Barrel Notes are secured by 23 restaurant properties located in 16 states.
(5) The KFC Notes are secured by 20 restaurant properties located in nine states.
(6) The O’Reilly Notes are secured by 26 commercial retail properties located in two states.
The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

	2012	2011	2010
Balance, beginning of period	$76,745	$79,778	$82,500
Additions:
New mortgage loans	—	—	—
Premium on new mortgage loans and capitalized loan costs	—	—	—
Acquisition costs related to investment in mortgage notes receivable	—	—	—
Deductions:
Collections of principal	(2,585)	(2,328)	(2,035)
Amortization of premium and capitalized loan costs	(722)	(705)	(687)
Balance, end of period	$73,438	$76,745	$79,778

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of March 2013.

Cole Credit Property Trust II, Inc.

By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chairman, Chief Executive Officer and President	March 6, 2013
Christopher H. Cole	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 6, 2013
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ GAVIN B. BRANDON	Vice President of Accounting	March 6, 2013
Gavin B. Brandon	(Principal Accounting Officer)

/s/ MARCUS E. BROMLEY	Director	March 6, 2013
Marcus E. Bromley

/s/ GEORGE N. FUGELSANG	Director	March 6, 2013
George N. Fugelsang

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on January 24, 2013).

3.1	Fifth Articles of Amendment and Restatement, as corrected (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 333-121094), filed on March 23, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 333-121094), filed on September 6, 2005).

3.3	Articles of Amendment to Fifth Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).

3.4	Amendment to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on November 14, 2012.

3.5*	Certificate of Correction to Fifth Articles of Amendment and Restatement, filed January 25, 2013.

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page. (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).

4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on February 1, 2008).

10.1	2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-11 (File No. 333-121094), filed on December 9, 2004).

10.2
Form of Stock Option Agreement under 2004 Independent Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s pre-effective amendment to Form S-11 (File No. 333-121094), filed on April 11, 2005).

10.3
Amended and Restated Property Management and Leasing Agreement, dated September 16, 2005, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Fund Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-121094), filed on September 23, 2005).

10.4
Amended and Restated Advisory Agreement, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-121094), filed on September 23, 2005).

10.5
Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated September 16, 2005, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-121094), filed on September 23, 2005).

10.6	Third Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 000-51963), filed on March 31, 2011).

10.7
First Amendment to Amended and Restated Advisory Agreement, dated April 17, 2006, between Cole Credit Property Trust II, Inc. and Cole REIT Advisors II, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-51963), filed on May 12, 2006).

10.8
First Amendment to Amended and Restated Property Management and Leasing Agreement, dated May 9, 2007, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).

10.9
First Amendment to Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership II, LP, dated May 9, 2007, by and between Cole Credit Property Trust II, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 10.11 to the Company’s pre-effective amendment to Form S-11 (File No. 333-138444), filed on May 10, 2007).

10.10
Second Amendment to Amended and Restated Property Management and Leasing Agreement, dated June 1, 2008, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.12 to the Company’s post-effective amendment to Form S-11 (File No. 333-138444), filed on July 29, 2008).

Exhibit No.	Description

10.11
Second Amendment to the Amended and Restated Advisory Agreement by and between the Company and Cole Advisors II (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-51963), filed on August 12, 2010).

10.12
Amended and Restated Credit Agreement dated as of December 17, 2010 among Cole Operating Partnership II, LP, as Borrower and Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, U.S. Bank National Association and RBS Citizens, N.A., d/b/a Charter One, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 000-51963), filed on March 31,2011).

10.13	Amended Share Redemption Program dated as of November 9, 2011. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 000-51963), filed on November 18, 2011).

10.14	Form of Indemnification Agreement dated November 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 000-51963), filed on November 14, 2012.

10.15
Advisory and Property Management Matters Agreement among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP, Cole REIT Advisors II, LLC, and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on January 24, 2013).

10.16
Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Macquarie Group (US) Holdings No. 1 Pty Ltd., dated as of January 22, 2013 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on January 24, 2013).

10.17
Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and TPG Axon Partners, LP, dated as of January 22, 2013 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on January 24, 2013).

10.18
Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and TPG-Axon Spirit Holdings Ltd., dated as of January 22, 2013 (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on January 24, 2013).

14.1
Cole Credit Property Trust II, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (file No. 000-51963), filed on March 23, 2006).

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-121094), filed on December 20, 2006).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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