Form 10-Q
period 2013-03-31
Cole Credit Property Trust II Inc
filed 2013-05-14
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 10, 2013, there were 208,584,611 shares of common stock, par value $0.01, of Cole Credit Property Trust II, Inc. outstanding.

COLE CREDIT PROPERTY TRUST II, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2013 have been prepared by Cole Credit Property Trust II, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$854,828	$861,249
Buildings and improvements, less accumulated depreciation of $311,736 and $297,422, respectively	1,894,542	1,911,029
Real estate assets under direct financing leases, less unearned income of $11,272 and $11,454, respectively	34,714	34,966
Acquired intangible lease assets, less accumulated amortization of $166,937 and $159,639, respectively	283,384	292,037
Total investment in real estate assets, net	3,067,468	3,099,281
Investment in mortgage notes receivable, net	72,538	73,438
Total investment in real estate and mortgage assets, net	3,140,006	3,172,719
Cash and cash equivalents	14,441	21,384
Restricted cash	8,312	10,206
Rents and tenant receivables, less allowance for doubtful accounts of $72 and $80, respectively	62,982	62,182
Prepaid expenses and other assets	2,733	4,048
Deferred financing costs, less accumulated amortization of $22,154 and $20,499, respectively	17,307	18,997
Total assets	$3,245,781	$3,289,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,756,542	$1,757,322
Accounts payable and accrued expenses	18,021	17,148
Due to affiliates	2,565	1,937
Acquired below market lease intangibles, less accumulated amortization of $53,865 and $53,557, respectively	113,297	119,550
Distributions payable	11,073	11,087
Deferred rental income, derivative and other liabilities	8,847	15,065
Total liabilities	1,910,345	1,922,109
Commitments and contingencies
Redeemable common stock	—	121
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 208,584,611 and 208,597,575 shares issued and outstanding, respectively	2,086	2,086
Capital in excess of par value	1,883,113	1,883,113
Accumulated distributions in excess of earnings	(548,009)	(515,712)
Accumulated other comprehensive loss	(1,754)	(2,181)
Total stockholders’ equity	1,335,436	1,367,306
Total liabilities and stockholders’ equity	$3,245,781	$3,289,536
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and other property income	$66,430	$65,004
Tenant reimbursement income	4,161	4,524
Earned income from direct financing leases	489	472
Interest income on mortgage notes receivable	1,489	1,565
Total revenue	72,569	71,565
Expenses:
General and administrative expenses	2,241	2,245
Property operating expenses	5,566	5,765
Property and asset management expenses	4,599	4,661
Merger related expenses	11,434	—
Depreciation	15,235	15,212
Amortization	6,770	6,982
Impairment of real estate assets	1,152	—
Total operating expenses	46,997	34,865
Operating income	25,572	36,700
Other income (expense):
Gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income	250	128
Interest expense	(25,969)	(27,025)
Total other expense	(25,719)	(26,897)
Net (loss) income	$(147)	$9,803
Weighted average number of common shares outstanding:
Basic	208,590,000	210,176,186
Diluted	208,590,000	210,177,282
Net (loss) income per common share:
Basic and diluted	$(0.00)	$0.05
Distributions declared per common share	$0.15	$0.16

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(147)	$9,803
Other comprehensive income:
Unrealized gain on interest rate swaps	427	215
Total other comprehensive income	427	215
Comprehensive income	$280	$10,018
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	208,597,575	$2,086	$1,883,113	$(515,712)	$(2,181)	$1,367,306
Distributions to investors	—	—	—	(32,150)	—	(32,150)
Redemptions of common stock	(12,964)	—	(121)	—	—	(121)
Changes in redeemable common stock	—	—	121	—	—	121
Comprehensive income	—	—	—	(147)	427	280
Balance, March 31, 2013	208,584,611	$2,086	$1,883,113	$(548,009)	$(1,754)	$1,335,436
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(147)	$9,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	15,235	15,212
Amortization of intangible lease assets and below market lease intangibles, net	5,169	5,334
Amortization of deferred financing costs	1,655	1,766
Amortization of premiums on mortgage notes receivable	181	179
Amortization of fair value adjustments of mortgage notes payable assumed	456	470
Bad debt expense	16	57
Impairment of real estate assets	1,152	—
Equity in income of unconsolidated joint venture	—	(121)
Return on investment from unconsolidated joint venture	—	121
Gain on sale of real estate assets	(237)	—
Changes in assets and liabilities:
Rents and tenant receivables	(981)	(1,328)
Prepaid expenses and other assets	1,315	443
Accounts payable and accrued expenses	606	46
Due to affiliates, deferred rental income and other liabilities	(5,073)	(3,344)
Net cash provided by operating activities	19,347	28,638
Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(2,168)	(1,308)
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	971	878
Return of investment from unconsolidated joint venture	—	717
Proceeds from sale of real estate assets	6,589	—
Change in restricted cash	1,894	2,034
Net cash provided by investing activities	7,286	2,321
Cash flows from financing activities:
Redemptions of common stock	(121)	(14,354)
Distributions to investors	(32,164)	(18,110)
Proceeds from notes payable and line of credit	27,000	37,000
Repayment of notes payable and line of credit	(28,236)	(59,304)
Deferred financing costs paid	(55)	—
Net cash used in financing activities	(33,576)	(54,768)
Net decrease in cash and cash equivalents	(6,943)	(23,809)
Cash and cash equivalents, beginning of period	21,384	53,205
Cash and cash equivalents, end of period	$14,441	$29,396
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

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
As of March 31, 2013, the Company owned 750 properties comprising 21.2 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of March 31, 2013, the rentable space at these properties was 96% leased. As of March 31, 2013, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.
The Company ceased offering shares of common stock in its initial primary offering (the “Initial Offering”) on May 22, 2007, and ceased offering shares of common stock in its follow-on offering (the “Follow-on Offering”) on January 2, 2009. The Company continued to issue shares of common stock under its distribution reinvestment plan (the “DRIP Offering”, and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”) until December 6, 2012, when the board of directors, including all of its independent directors, voted to suspend the DRIP Offering and the Company’s share redemption program.
As of March 31, 2013, the Company had issued approximately 231.2 million shares of common stock in the Offerings for aggregate gross proceeds of $2.3 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $261.3 million), before share redemptions of $206.2 million. As of March 31, 2013, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer manager fees in the Offerings.
The Company’s stock is not currently listed on a national securities exchange. On January 22, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Realty Capital, Inc. (“Spirit”), a publicly-listed REIT. The Merger Agreement provides for the merger of Spirit with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Upon consummation of the Merger, each share of Spirit common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive 1.9048 shares of the Company’s common stock (which equates to an inverse exchange ratio of 0.525 shares of Spirit common stock for each share of the Company’s common stock) and each share of Company common stock issued and outstanding shall represent a share of the surviving corporation. Upon the closing of the Merger, the surviving corporation will list its shares on the New York Stock Exchange (the “NYSE”) and trade under Spirit’s existing ticker “SRC”.
The completion of the Merger is subject to customary conditions, including, among others: (i) approval by the holders of a majority of the outstanding shares of Spirit; (ii) approval by the holders of a majority of the outstanding shares of the Company; (iii) the authorization of the listing of the surviving corporation shares on the NYSE; (iv) the registration statement on Form S-4 registering the applicable surviving corporation shares to be issued as consideration for the Merger having been declared effective by the SEC; and (v) the obtaining of certain third party consents.
There are no assurances that the Merger will be consummated on the expected timetable, or at all. If the Merger is consummated, it is expected to significantly change the scope of the Company’s business and, as a result, the Company’s historical results of operations may not necessarily be representative of the Company’s future results of operations. Unless otherwise stated, all disclosures and discussion in this Form 10-Q do not include the expected effects of the Merger.
During the three months ended March 31, 2013, the Company incurred $11.4 million for legal, consulting and other expenses related to the Merger.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the condensed consolidated unaudited statements of operations to combine acquisition related expenses with general and administrative expenses.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Investment in and Valuation of Real Estate and Related Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.
The Company continually monitors certain properties for which it has identified impairment indicators. As of March 31, 2013, the Company had seven properties (the “Identified Properties”) with an aggregate book value of $46.4 million for which it had assessed the recoverability of the carrying amounts. For each of the Identified Properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying amount as of March 31, 2013. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. No impairment losses were recorded related to the Identified Properties during the three months ended March 31, 2013 and 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value of the asset, net of selling costs, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the three months ended March 31, 2013, the Company identified four properties as held for sale, and determined that the estimated fair value of two of these properties, net of selling costs, was less than their carrying amount. As a result, the Company recorded an aggregate impairment charge of $1.2 million, which is included in impairment of real estate assets on the condensed consolidated unaudited statement of operations for the three months ended March 31, 2013. Two of the held for sale properties were sold prior to March 31, 2013 as further described in Note 5 to these condensed consolidated unaudited financial statements and the two remaining properties were classified as held for sale as of March 31, 2013. These properties have not been separately presented on the Company’s condensed consolidated unaudited balance sheet as of March 31, 2013 and their results have not been disclosed as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for the three months ended March 31, 2013 because they were not considered to be material components of the Company’s operations. The Company did not identify any additional assets as held for sale as of March 31, 2013 or December 31, 2012.
Concentration of Credit Risk
As of March 31, 2013, the Company had cash on deposit, including restricted cash, in four financial institutions, all of which had deposits in excess of federally insured levels totaling $20.1 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the condensed consolidated unaudited statements of comprehensive income and notes to the financial statements.
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
During the three months ended March 31, 2013, real estate assets with a carrying amount of $6.4 million related to two properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair values, resulting in an impairment charge of $1.2 million, which is included in impairment of real estate assets on the condensed consolidated unaudited statement of operations for the three months ended March 31, 2013. The Company’s estimated fair values of its real estate assets were primarily based upon indicative sales offers by third parties, which are considered to be Level 2 inputs.
A summary of real estate and other assets measured at fair value on a non-recurring basis during the three months ended March 31, 2013 is as follows (in thousands):

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Description:
Investment in real estate assets	$5,279	$—	$5,279	$—	$1,152
During the three months ended March 31, 2012, there were no real estate assets measured at fair value on a non-recurring basis.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of March 31, 2013 and December 31, 2012. The estimated fair value of these notes was $85.8 million and $86.1 million as March 31, 2013 and December 31, 2012, respectively, compared to the carrying amount of $72.5 million and $73.4 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.
Notes payable and line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of March 31, 2013 and December 31, 2012. The estimated fair value of the notes payable and line of credit was $1.9 billion as of both March 31, 2013 and December 31, 2012, respectively, compared to the carrying amount of $1.8 billion as of both March 31, 2013 and December 31, 2012. The fair value of the Company’s notes payable and line of credit is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2013, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,754	$—	$1,754	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,181	$—	$2,181	$—
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Minimum lease payments receivable	$18,268	$18,566
Estimated residual value of leased assets	27,718	27,854
Unearned income	(11,272)	(11,454)
Total	$34,714	$34,966

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

NOTE 5 — REAL ESTATE TRANSACTIONS
The Company did not complete any property acquisitions during the three months ended March 31, 2013 or 2012. During the three months ended March 31, 2013, the Company sold two properties for an aggregate gross sales price of $6.9 million (the “2013 Dispositions”), resulting in net cash proceeds of $6.6 million. In connection with the sale of one of the properties, the Company recorded a gain of $237,000 which is included in gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income on the condensed consolidated unaudited statement of operations for the three months ended March 31, 2013. The Company has no continuing involvement with the 2013 Dispositions. The Company recorded revenue of $131,000 and $223,000 for the three months ended March 31, 2013 and 2012, respectively, related to the 2013 Dispositions. In addition, the Company recorded income, excluding impairment and gain on sale, of $102,000 and $103,000 for the three months ended March 31, 2013 and 2012, respectively, related to the 2013 Dispositions. The results of operations for the 2013 Dispositions have not been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations because the 2013 Dispositions are not considered to be a material component of the Company’s operations.
NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of March 31, 2013, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of March 31, 2013, the Mortgage Notes balance of $72.5 million consisted of the face amount of the Mortgage Notes of $67.3 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.7 million. As of December 31, 2012, the Mortgage Notes balance of $73.4 million consisted of the face amount of the Mortgage Notes of $68.0 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.5 million. The premium and acquisition costs are amortized into interest income over the term of each Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.89%. There were no amounts past due as of March 31, 2013.
The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to the Mortgage Notes for the three months ended March 31, 2013 or 2012. In addition, no allowances for uncollectability were recorded related to the Mortgage Notes as of March 31, 2013 or December 31, 2012.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
Derivatives designated	Balance Sheet	Notional	Interest	Effective	Maturity	March 31, 2013	December 31, 2012
as hedging instruments	Location	Amount	Rate	Date	Date
Interest Rate Swap	Deferred rental income, derivative and other liabilities	$6,931	5.8%	02/20/2009	03/01/2016	$(436)	$(481)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	111,111	4.9%	02/28/2011	11/30/2013	(823)	(1,133)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	38,250	3.5%	09/26/2011	09/26/2014	(273)	(321)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	32,400	3.2%	09/05/2012	09/05/2015	(222)	(246)
						$(1,754)	$(2,181)

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the gains on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest Rate Swaps (1)	$427	$215

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2013 or 2012. No previously effective portions of losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationship were reclassified into earnings during the three months ended March 31, 2013 and 2012.

The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no events of default related to the interest rate swaps as of March 31, 2013 or 2012.
NOTE 8 — NOTES PAYABLE AND LINE OF CREDIT
As of March 31, 2013, the Company had $1.8 billion of debt outstanding, consisting of (1) $1.4 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which included $77.6 million of variable rate debt swapped to fixed rates, (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $319.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt was $2.5 billion as of March 31, 2013. Additionally, the aggregate balance of gross real estate assets that are part of the Credit Facility’s unencumbered borrowing base was $636.5 million. The combined weighted average interest rate was 5.39% and the weighted average years to maturity was 3.4 years as of March 31, 2013.
The Credit Facility and certain notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and variable rate debt. These agreements also include usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of March 31, 2013.
Notes Payable
The Fixed Rate Debt has annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.68%, and various maturity dates ranging from September 2014 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. The notes payable are secured by properties in the portfolio and their related tenant leases, as well as other real estate-related assets on which the debt was placed. During the three months ended March 31, 2013, the Company repaid $1.2 million of fixed rate debt, consisting of monthly principal payments on amortizing loans.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Line of Credit
The Credit Facility provides for up to $350.0 million of unsecured borrowings and allows the Company to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and $111.1 million in a term loan (the “Term Loan”). The Credit Facility matures on December 17, 2013.
During the three months ended March 31, 2013, the Company borrowed $27.0 million and repaid $27.0 million under the Credit Facility. As of March 31, 2013, the Company had $111.1 million outstanding under the Term Loan and an additional $208.0 million in Revolving Loans outstanding. Additionally, the Company has established a letter of credit in the amount of $476,000 from the Credit Facility lenders to support an escrow agreement relating to a certain property with that property’s lender. This letter of credit reduces the amount of borrowings available under the Credit Facility. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of March 31, 2013. The Revolving Loans outstanding as of March 31, 2013 bore interest at a weighted average interest rate of 3.70%.
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$11,073	$11,127
Common stock issued through the DRIP Offering	$—	$14,584
Net unrealized gain on interest rate swaps	$427	$215
Accrued capital expenditures	$1,535	$—
Supplemental Cash Flow Disclosures:
Interest paid	$23,837	$24,868
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In connection with the Company’s Merger with Spirit, a putative class action and derivative lawsuit was filed on March 5, 2013, in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of Spirit captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al. The complaint was amended on April 26, 2013, and names as defendants Spirit, the members of the board of directors of Spirit, Spirit Realty, L.P., a Delaware limited partnership (the “Spirit Partnership”), the Company and Cole OP II, and alleges that the directors of Spirit breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, failing to disclose sufficient material information for Spirit stockholders to make an informed decision regarding whether or not to approve the Merger, agreeing to consummation of the Merger at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, retaining a self-interested and conflicted financial advisor, and by engaging in self-interested and otherwise conflicted actions. The complaint alleges that the Company, Cole OP II and the Spirit Partnership aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.
In the ordinary course of business the Company may become subject to additional litigation or claims. The Company is not aware of any pending legal proceedings, other than as stated above and ordinary routine litigation incidental to our business, to which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and has incurred and will continue to incur commissions, fees and expenses in connection with the acquisition, management and sale of the assets of the Company.
DRIP Offering
During the three months ended March 31, 2013 and 2012, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering. The DRIP Offering was suspended by the board of directors on December 6, 2012.
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
The Company paid, and, subject to the advisory and property management matters agreement discussed below, expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), its property manager and an affiliate of its advisor, up to (1) 2.0% of gross revenues received from the Company’s single tenant properties and (2) 4.0% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided, however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties do not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may subcontract certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company also reimburses Cole Realty Advisors’ costs of managing and leasing the properties.
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

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

If Cole Advisors II provides services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors II or its affiliates a financing coordination fee equal to 1.0% of the amount available under such financing; provided, however, that Cole Advisors II or its affiliates shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing are paid to Cole Advisors II or its affiliates as the Company acquires and/or assumes such permanent financing.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$—	$12
Asset management fees and expenses	$2,306	$2,293
Property management and leasing fees and expenses	$2,234	$2,303
Operating expenses	$539	$455
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
If the Company’s portfolio is liquidated, after investors have received a return of their net capital contributions and an 8% annual, cumulative, non-compounded return, then Cole Advisors II is entitled to receive 10% of the remaining net sale proceeds.
If the Company’s common stock is listed on a national securities exchange, a fee equal to 10% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8% annual, cumulative, non-compounded return to investors will be paid to Cole Advisors II.
If the advisory agreement with Cole Advisors II is terminated, other than termination by the Company because of a material breach of the advisory agreement by Cole Advisors II, a performance fee of 10% of the amount, if any, by which (1) the appraised asset value at the time of such termination plus total distributions paid to stockholders through the termination date exceeds (2) the aggregate capital contribution contributed by investors less distributions from sale proceeds plus payment to investors of an 8% annual, cumulative, non-compounded return on capital. No subordinated performance fee will be paid to the extent that the Company has already paid or become obligated to pay Cole Advisors II a subordinated participation in net sale proceeds or a subordinated incentive listing fee.
During the three months ended March 31, 2013 and 2012, no commissions or fees were incurred for services provided by Cole Advisors II and its affiliates related to the services described above.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Advisory and Property Management Matters Agreement
In connection with the Merger, on January 22, 2013, the Company and Cole OP II entered into an advisory and property management matters agreement (the “Advisory Matters Agreement”) with Cole Advisors II and Cole Realty Advisors (together with the Advisor, the “Advisor Parties”). Spirit is an express third party beneficiary to the agreement. The agreement provides, among other things, that the Advisor Parties’ current agreements with the Company and Cole OP II will terminate upon consummation of the Merger. The Advisor Parties will continue to be paid the applicable asset management, property management and other fees currently payable pursuant to their respective agreements for services rendered between the date of the Merger Agreement and the consummation of the Merger, but agree to waive any fees due upon the termination of their current agreements, including (i) any fees due upon listing of the surviving corporation’s common stock on the NYSE; (ii) any performance fees due upon the consummation of the Merger; and (iii) any other fees that would be payable under the current agreements with respect to the Merger (including any equity or debt financing transaction that occurs in connection with the consummation of the Merger) and the other transactions contemplated in the Merger Agreement. Upon consummation of the Merger, Spirit and Cole Advisors II may enter into a transition services agreement whereby Cole Advisors II will provide property and asset management services to Spirit for amounts agreed upon by the parties.
Due to Affiliates
As of March 31, 2013 and December 31, 2012, $2.6 million and $1.9 million, respectively, had been incurred, primarily for asset management fees and expenses, property management fees and expenses and general and administrative expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
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
NOTE 13 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of March 31, 2013, the Company had granted options to purchase 50,000 shares under the IDSOP and options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of four years. No shares were granted or exercised pursuant to the IDSOP for the three months ended March 31, 2013 and 2012. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three months ended March 31, 2013 and 2012, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested stock-based compensation awards granted under the IDSOP had previously been recognized. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.
NOTE 14 — SUBSEQUENT EVENTS
Line of Credit
Subsequent to March 31, 2013, the Company borrowed and repaid $19.0 million of the amounts outstanding under the Credit Facility. As of May 10, 2013, the Company had $319.1 million outstanding under the Credit Facility and $30.4 million available for borrowing.

COLE CREDIT PROPERTY TRUST II, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Property Disposition
Subsequent to March 31, 2013, the Company sold two properties for an aggregate gross sales price of $6.0 million, resulting in net cash proceeds of $5.8 million to the Company and a gain of $97,000. As of March 31, 2013, these properties were considered held for sale, as discussed in Note 2 to these condensed consolidated unaudited financial statements.
CCPTIII/Cole Holdings Merger
On April 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”) acquired Cole Holdings Corporation (“Cole Holdings”) pursuant to a transaction whereby Cole Holdings merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of CCPT III. Prior to the merger, Cole Holdings was wholly owned by Mr. Christopher H. Cole, the Company’s chairman of the board, chief executive officer and president. Cole Holdings was also an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor, and was the indirect owner of the Company’s property manager. As a result of the merger, the Company’s advisor and property manager are wholly-owned by CREI. Despite the indirect change in control of the Company’s advisor and property manager, the Company expects that the advisory and property management services it receives will continue without any merger-related changes in personnel or service procedures.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust II, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and the ability to consummate the Merger and the timing of the closing of the Merger. The forward-looking statements should be read in light of the risk factors identified under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Overview
We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005 when we issued the initial 486,000 shares of our common stock in the Initial Offering. We have no paid employees and are externally advised and managed by Cole Advisors II, our advisor. We currently qualify, and intend to continue to elect to qualify, as a REIT for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 92% and 91%, respectively, of our total revenue for the three months ended March 31, 2013 and 2012. As 96% of our rentable square feet was under lease as of March 31, 2013, with a weighted average remaining lease term of 9.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of March 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 51%, with 12% of the debt, or $212.3 million, including $208.0 million in Revolving Loans outstanding under the Credit Facility, subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
On January 22, 2013, we entered into the Merger Agreement with Spirit, a publicly-listed REIT. The Merger Agreement provides for the merger of Spirit with and into the Company, with the Company as the surviving corporation. Upon consummation of the Merger, Spirit stockholders will receive 1.9048 shares of our common stock for each share of Spirit common stock they own (which equates to an inverse exchange ratio of 0.525 shares of Spirit common stock for each share of the Company’s common stock) and each share of our common stock will remain an issued and outstanding share of the surviving corporation. Upon the closing of the Merger, the surviving corporation will list its shares on the NYSE and trade under Spirit’s existing ticker “SRC”. Upon consummation of the Merger, the board of directors of the surviving corporation will consist of all seven of Spirit’s board members combined with two board members designated by the Company. In addition, Spirit’s management will oversee the ongoing operations of the surviving corporation. After the Merger is consummated, Cole Advisors II and Spirit may enter into a transition services agreement whereby Cole Advisors II would provide property and asset management services on Spirit’s behalf or for Spirit for amounts agreed upon by the parties. Refer to Note 1 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion regarding the Merger.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on the Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2013, 96% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience additional vacancies or be required to reduce rental rates on occupied space. Cole Advisors II is actively seeking to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Number of commercial properties	750	753
Approximate rentable square feet (1)	21.2 million	21.2 million
Percentage of rentable square feet leased	96%	96%

(1)	Including square feet of the buildings on land that are subject to ground leases.
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue. Revenue remained relatively constant, increasing $1.0 million, or 1%, to $72.6 million for the three months ended March 31, 2013, compared to $71.6 million for the three months ended March 31, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 91% of total revenues during the three months ended March 31, 2013 and 2012, respectively.
Rental and other property income remained relatively constant, increasing $1.4 million, or 2%, to $66.4 million for the three months ended March 31, 2013, compared to $65.0 million for the three months ended March 31, 2012. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income decreased $363,000, or 8%, to $4.2 million for the three months ended March 31, 2013, compared to $4.5 million for the three months ended March 31, 2012, primarily due to a change in our expected reimbursements from tenants for recoverable real estate taxes and operating expenses during the three months ended March 31, 2013.
Earned income from direct financing leases remained relatively constant, increasing $17,000, or 4%, to $489,000 for the three months ended March 31, 2013, compared to $472,000 for the three months ended March 31, 2012. We owned 13 properties accounted for as direct financing leases for each of the three months ended March 31, 2013 and 2012.
Interest income on mortgage notes receivable decreased $76,000, or 5%, to $1.5 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended March 31, 2013 and 2012. We expect interest income to decrease in future periods as the proportion of principal payments received increases.
General and Administrative Expenses. General and administrative expenses remained constant at $2.2 million for the three months ended March 31, 2013 and 2012. The primary general and administrative expense items are professional fees, board of directors costs, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, and other licenses and fees.
Property Operating Expenses. Property operating expenses remained relatively constant, decreasing $199,000, or 3%, to $5.6 million for the three months ended March 31, 2013, compared to $5.8 million for the three months ended March 31, 2012. The primary property operating expense items are property taxes, repairs and maintenance, property insurance and bad debt expense.

Property and Asset Management Expenses. Pursuant to the advisory agreement with our advisor, as amended, and subject to the Advisory Matters Agreement, we are required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, as determined by our board of directors. Additionally, we reimburse certain costs incurred by our advisor in providing asset management services. Pursuant to the property management agreement with our property manager, which is an affiliate of our advisor, and subject to the Advisory Matters Agreement, we are required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We also reimburse Cole Realty Advisors’ costs of managing and leasing the properties.
Property and asset management expenses remained relatively constant, decreasing $62,000, or 1%, to $4.6 million for the three months ended March 31, 2013, compared to $4.7 million for the three months ended March 31, 2012. Of this amount, property management expenses decreased to $2.3 million for the three months ended March 31, 2013 from $2.4 million for the three months ended March 31, 2012, and asset management expenses remained constant at $2.3 million for each of the three months ended March 31, 2013 and 2012.
Merger Related Expenses. We incurred $11.4 million in merger related expenses for the three months ended March 31, 2013, as discussed in Note 1 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No merger related expenses were recorded during the three months ended March 31, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively constant, decreasing $189,000, or 1%, to $22.0 million for the three months ended March 31, 2013, compared to $22.2 million for the three months ended March 31, 2012. The decrease was primarily related to the disposition of four properties, offset by the acquisition of one property, subsequent to March 31, 2012.
Impairment of Real Estate Assets. An impairment loss of $1.2 million was recorded relating to two properties during the three months ended March 31, 2013, as discussed in Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. There were no real estate impairment losses recorded during the three months ended March 31, 2012.
Gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income. Gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income increased $122,000, or 95%, to $250,000 during the three months ended March 31, 2013, compared to $128,000 during the three months ended March 31, 2012. The increase was primarily due to the sale of two properties during the three months ended March 31, 2013, offset by a decrease in income from our unconsolidated joint venture due to the sale of our remaining interest in our unconsolidated joint venture subsequent to March 31, 2012.
Interest Expense. Interest expense remained relatively constant, decreasing $1.1 million, or 4%, to $26.0 million for the three months ended March 31, 2013, compared to $27.0 million during the three months ended March 31, 2012, primarily due to a decrease in the weighted average interest rate and the full payment of 16 loans subsequent to March 31, 2012.
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
FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO and MFFO, and reconciliation to net (loss) income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
NET (LOSS) INCOME	$(147)	$9,803
Depreciation of real estate assets	15,235	15,212
Amortization of lease related costs	6,770	6,982
Depreciation and amortization of real estate assets in unconsolidated joint venture	—	303
Impairment of real estate assets	1,152	—
Gain on sale of real estate assets	(237)	—
Funds from operations (FFO)	$22,773	$32,300
Merger and acquisition related expenses	11,434	17
Modified funds from operations (MFFO)	$34,207	$32,317
Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize rental income on a straight-line basis over the terms of the respective leases, we recognized additional rental income by straight-lining rental income of $1.7 million and $2.9 million during the three months ended March 31, 2013, and 2012, respectively. In addition, related to our unconsolidated joint venture, straight-line revenue of $7,000 for the three months ended March 31, 2012 is included in gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income on the condensed consolidated unaudited statements of operations. We sold 100% of our remaining interest in our unconsolidated joint venture in 2012; therefore, there was no such revenue for the three months ended March 31, 2013.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.1 million and $2.2 million, respectively, during the three months ended March 31, 2013 and 2012. In addition, related to our unconsolidated joint venture, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $9,000 for the three months ended March 31, 2012, which is included in gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income on the condensed consolidated unaudited statements of operations. There was no such amortization for the three months ended March 31, 2013.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price, and an annualized return of approximately 6.61%, based on the most recent estimate of the value of our shares of $9.45 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on the earlier of (i) June 30, 2013 or (ii) the date immediately preceding the effective date of the Merger.
During the three months ended March 31, 2013 and 2012, we paid distributions of $32.2 million and $32.7 million, respectively, including $14.6 million through the issuance of shares pursuant to the DRIP Offering for the three months ended March 31, 2012. We did not issue any shares pursuant to the DRIP Offering for the three months ended March 31, 2013. Our distributions for the three months ended March 31, 2013 were funded by net cash provided by operating activities of $19.3 million, or 60%, principal repayments from mortgage notes receivable and real estate assets under direct financing leases, including excess amounts from prior years, of $10.7 million, or 33%, a portion of the net proceeds in excess of our investment from our 2011 sale of marketable securities of $1.2 million, or 4%, and a portion of the net proceeds in excess of our investment in an unconsolidated joint venture sold in the prior year of $1.0 million, or 3%. Our distributions for the three months ended March 31, 2012 were funded by net cash provided by operating activities of $28.6 million, or 88%, a portion of the net proceeds in excess of our investment from our 2011 sale of marketable securities of $2.5 million, or 7%, and return of capital from our unconsolidated joint venture and principal repayments from mortgage notes receivable and real estate assets under direct financing leases of $1.6 million, or 5%.
On December 6, 2012, our board of directors, including all of its independent directors, voted to suspend the DRIP Offering and the share redemption program. Beginning with the distributions previously authorized by our board of directors for the month of December 2012, which were paid in January 2013, and continuing until such time as our board of directors may approve the resumption of the DRIP Offering, all distributions authorized by our board of directors are to be paid to our stockholders in cash.
Share Redemptions
On December 6, 2012, our board of directors voted to suspend our share redemption program. As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the fourth quarter of 2012 on or before December 6, 2012 and that were determined to be in good order on or before December 12, 2012 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemption received after December 6, 2012 and will not process or accept any future requests until such time as our board of directors may approve resumption of the share redemption program.
During the three months ended March 31, 2013, we redeemed 12,964 shares for $121,000, pursuant to redemption requests received on or before December 6, 2012.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize available borrowings on the Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of March 31, 2013, we had cash and cash equivalents of $14.4 million and available borrowings of $30.4 million under the Credit Facility. Additionally, as of March 31, 2013, we had unencumbered properties with a gross book value of $1.0 billion, including $636.5 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, the issuance of new mortgage notes on unencumbered assets and borrowings from the Credit Facility. As of March 31, 2013, we had $319.1 million under the Credit Facility maturing within the next 12 months, which we expect to be repaid or refinanced in connection with or subsequent to the Merger. If the Merger is not completed, we will seek to refinance amounts outstanding under the Credit Facility.
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
As of March 31, 2013, we had issued approximately 231.2 million shares of our common stock in the Offerings resulting in gross proceeds of $2.3 billion. As of March 31, 2013, we had redeemed a total of approximately 22.6 million shares of our common stock for a cost of $206.2 million.
As of March 31, 2013, we had $1.8 billion of debt outstanding, consisting of (1) $1.4 billion of Fixed Rate Debt, which included $77.6 million of variable rate debt swapped to fixed rates, (2) $4.3 million of Variable Rate Debt and (3) $319.1 million outstanding under the Credit Facility, which included $111.1 million swapped to a fixed rate. The Fixed Rate Debt has annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.68%, and various maturity dates ranging from September 2014 through August 2031. The Variable Rate Debt has an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. As of March 31, 2013, the weighted average interest rate in effect for the Revolving Loans under the Credit Facility was 3.70% and the Term Loan was fixed at a rate of 4.94% per annum based on our overall leverage levels. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities as of March 31, 2013 was 51% and the weighted average years to maturity was 3.4 years. Our contractual obligations as of March 31, 2013 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (3)	$1,441,119	$5,634	$365,410	$938,722	$131,353
Interest payments — fixed rate debt (4)	324,880	82,486	151,644	72,967	17,783
Principal payments — variable rate debt	4,250	—	4,250	—	—
Interest payments — variable rate debt (5)	194	129	65	—	—
Principal payments — credit facility	319,111	319,111	—	—	—
Interest payments — credit facility (4) (6)	8,293	8,293	—	—	—
Total	$2,097,847	$415,653	$521,369	$1,011,689	$149,136

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)
Principal payment amounts reflect actual payments based on face amount of notes payable. As of March 31, 2013, the fair value adjustment, net of amortization, of mortgage notes assumed was $7.9 million.

(4)
As of March 31, 2013, we had $188.7 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreements to calculate the debt payment obligations in future periods.

(5)	A rate of 2.95% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of March 31, 2013.

(6)	Payment obligations for the Term Loan and the Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 3.70%, respectively, in effect as of March 31, 2013.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $9.3 million, or 33%, to $19.3 million for the three months ended March 31, 2013, compared to $28.6 million for the three months ended March 31, 2012. The decrease was primarily due to a decrease in net income of $10.0 million for the three months ended March 31, 2013 compared to March 31, 2012. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $5.0 million to $7.3 million for the three months ended March 31, 2013, compared to $2.3 million for the three months ended March 31, 2012. The increase was primarily a result of cash proceeds received from the sale of real estate assets of $6.6 million for the three months ended March 31, 2013. There were no cash proceeds received from the sale of real estate assets for the three months ended March 31, 2012. This increase was partially offset by a decrease in the return of investment from unconsolidated joint venture of $717,000 and an increase in the use of cash for capital expenditures of $860,000 for the three months ended March 31, 2013.
Financing Activities. Net cash used in financing activities decreased $21.2 million, or 39%, to $33.6 million for the three months ended March 31, 2013, compared to $54.8 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, our loan activity resulted in net repayments of $1.2 million and during the three months ended March 31, 2012 our loan activity resulted in net borrowings of $22.3 million, combining for an increase in cash used for mortgage notes payable and the Credit Facility of $21.1 million. Additionally, the decrease in net cash used in financing activities was due to a decrease in cash used for the redemptions of common stock of $14.2 million, which was partially offset by an increase in distributions to investors of $14.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which were due to the suspension of our share redemption program and the DRIP Offering by our board of directors on December 6, 2012.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended March 31, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors II and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees, real estate commissions and reimbursement of certain operating costs. See Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of March 31, 2013, $212.3 million of the $1.8 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. The Revolving Loans under the Credit Facility bore interest at a weighted average rate of 3.70%. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of March 31, 2013, an increase of 50 basis points in interest rates would result in a change in interest expense of $1.1 million per year, assuming all of our derivatives remain effective hedges.
As of March 31, 2013, we had four interest rate swap agreements outstanding, which mature on various dates from November 2013 through March 2016, with an aggregate notional amount under the swap agreements of $188.7 million and an aggregate net fair value of $(1.8) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2013, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.1 million. These interest rate swaps were designated as hedging instruments.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In connection with the Company’s Merger with Spirit a putative class action and derivative lawsuit was filed on March 5, 2013, in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of Spirit captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al. The complaint was amended on April 26, 2013, and names as defendants Spirit, the members of the board of directors of Spirit, Spirit Realty, L.P., a Delaware limited partnership (the “Spirit Partnership”), the Company and Cole OP II, and alleges that the directors of Spirit breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, failing to disclose sufficient material information for Spirit stockholders to make an informed decision regarding whether or not to approve the Merger, agreeing to consummation of the Merger at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, retaining a self-interested and conflicted financial advisor, and by engaging in self-interested and otherwise conflicted actions. The complaint alleges that the Company, Cole OP II and the Spirit Partnership aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.
In the ordinary course of business we may become subject to additional litigation or claims. We are not aware of any material pending legal proceedings, other than as stated above and ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2013, we had accepted subscriptions for 231.2 million shares (including shares sold pursuant to the DRIP Offering and net of redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.3 billion, out of which we paid $171.8 million in selling commissions and dealer manager fees, $70.5 million in acquisition fees, $24.5 million in finance coordination fees, and $16.3 million in organization and offering costs to our advisor or its affiliates. We paid no selling commissions, dealer manager fees, acquisition fees or organization and offering costs to Cole Capital during the three months ended March 31, 2013.
Total net offering proceeds from the Offerings are $2.0 billion as of March 31, 2013. With the net offering proceeds and indebtedness, we acquired $3.5 billion in real estate and related assets, net of gross intangible lease liabilities. As of May 10, 2013, we had sold an aggregate of approximately 231.2 million shares in the Offerings for gross offering proceeds of $2.3 billion (including shares sold pursuant to the DRIP Offering). We did not sell any unregistered equity securities during the three months ended March 31, 2013.
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

During the three months ended March 31, 2013, we redeemed the following shares pursuant to redemption requests received on or before December 6, 2012:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	(1)
February 1 - February 28, 2013	12,964	$9.35	12,964	(1)
March 1 - March 31, 2013	—	$—	—	(1)
Total	12,964		12,964	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

Item 6.	Exhibits
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
Name: Gavin B. Brandon
Title: Vice President of Accounting (Principal Accounting Officer)
Date: May 14, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 22, 2013, by and among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP, Spirit Realty Capital, Inc. and Spirit Realty, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Amendment to its Registration Statement on Form S-4 (File No. 333-187122), filed with the SEC effective as of March 29, 2013).

3.1	Fifth Articles of Amendment and Restatement, as corrected (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 333-121094), filed on March 23, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 333-121094), filed on September 6, 2005).

3.3	Articles of Amendment to Fifth Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-138444), filed on November 6, 2006).

3.4	Amendment to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on November 14, 2012).

3.5
Certificate of Correction to Fifth Articles of Amendment and Restatement, filed January 25, 2013 (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 000-51963), filed on March 7, 2013).

4.1
Form of Common Share Certificate of the Combined Corporation (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment to its Registration Statement on Form S-4 (File No. 333-187122), filed with the SEC effective as of March 29, 2013).

10.1
Advisory and Property Management Matters Agreement among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP, Cole REIT Advisors II, LLC, and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment to its Registration Statement on Form S-4 (File No. 333-187122), filed with the SEC effective as of March 29, 2013).

10.2
Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Macquarie Group (US) Holdings No. 1 Pty Ltd., dated as of January 22, 2013 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on January 24, 2013).

10.3
Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and TPG Axon Partners, LP, dated as of January 22, 2013 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on January 24, 2013).

10.4
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

Exhibit No.	Description
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.