Form 10-Q
period 2013-06-30
Spirit Realty Capital, Inc.
filed 2013-08-09
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-36004
_______________________________________________
SPIRIT REALTY CAPITAL, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16767 North Perimeter Drive, Suite 210, Scottsdale, Arizona 85260	(480) 606-0820
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Cole Credit Property Trust II, Inc.
2325 East Camelback Road, Suite 1100, Phoenix, Arizona 85016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 7, 2013, there were 370,416,025 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. f/k/a Cole Credit Property Trust II, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investment in real estate assets:
Land	$851,774	$861,249
Buildings and improvements, less accumulated depreciation of $326,676 and $297,422, respectively	1,874,241	1,911,029
Real estate assets under direct financing leases, less unearned income of $10,815 and $11,454, respectively	34,438	34,966
Acquired intangible lease assets, less accumulated amortization of $174,422 and $159,639, respectively	275,735	292,037
Total investment in real estate assets, net	3,036,188	3,099,281
Investment in mortgage notes receivable, net	71,499	73,438
Total investment in real estate and mortgage assets, net	3,107,687	3,172,719
Cash and cash equivalents	16,187	21,384
Restricted cash	7,041	10,206
Rents and tenant receivables, less allowance for doubtful accounts of $72 and $80, respectively	63,472	62,182
Prepaid expenses and other assets	2,684	4,048
Deferred financing costs, less accumulated amortization of $23,805 and $20,499, respectively	15,656	18,997
Total assets	$3,212,727	$3,289,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$1,755,832	$1,757,322
Accounts payable and accrued expenses	17,648	17,148
Due to affiliates	1,718	1,937
Acquired below market lease intangibles, less accumulated amortization of $56,049 and $53,557, respectively	108,991	119,550
Distributions payable	10,716	11,087
Deferred rental income, derivative and other liabilities	6,737	15,065
Total liabilities	1,901,642	1,922,109
Commitments and contingencies
Redeemable common stock	—	121
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 208,584,611 and 208,597,575 shares issued and outstanding, respectively	2,086	2,086
Capital in excess of par value	1,883,113	1,883,113
Accumulated distributions in excess of earnings	(573,397)	(515,712)
Accumulated other comprehensive loss	(717)	(2,181)
Total stockholders’ equity	1,311,085	1,367,306
Total liabilities and stockholders’ equity	$3,212,727	$3,289,536
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$64,101	$65,525	$130,531	$130,529
Tenant reimbursement income	4,310	3,259	8,471	7,783
Earned income from direct financing leases	458	472	947	944
Interest income on mortgage notes receivable	1,448	1,548	2,937	3,113
Total revenue	70,317	70,804	142,886	142,369
Expenses:
General and administrative expenses	2,479	1,848	4,720	4,093
Property operating expenses	5,407	5,546	10,973	11,311
Property and asset management expenses	4,541	4,281	9,140	8,942
Merger related expenses	2,725	1,419	14,159	1,419
Depreciation	15,269	15,205	30,504	30,417
Amortization	6,687	7,328	13,457	14,310
Impairment of real estate assets	—	1,979	1,152	1,979
Total operating expenses	37,108	37,606	84,105	72,471
Operating income	33,209	33,198	58,781	69,898
Other income (expense):
Gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income	73	412	323	540
Interest expense	(26,164)	(26,855)	(52,133)	(53,880)
Total other expense	(26,091)	(26,443)	(51,810)	(53,340)
Net income	$7,118	$6,755	$6,971	$16,558
Weighted average number of common shares outstanding:
Basic	208,584,611	210,142,692	208,587,290	210,159,439
Diluted	208,586,172	210,143,788	208,588,851	210,160,535
Net income per common share:
Basic and diluted	$0.03	$0.03	$0.03	$0.08
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,118	$6,755	$6,971	$16,558
Other comprehensive income:
Unrealized gain on interest rate swaps	214	573	641	788
Reclassification of previous unrealized loss on interest rate swaps into net income	823	—	823	—
Total other comprehensive income	1,037	573	1,464	788
Comprehensive income	$8,155	$7,328	$8,435	$17,346
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	208,597,575	$2,086	$1,883,113	$(515,712)	$(2,181)	$1,367,306
Distributions to investors	—	—	—	(64,656)	—	(64,656)
Redemptions of common stock	(12,964)	—	(121)	—	—	(121)
Changes in redeemable common stock	—	—	121	—	—	121
Comprehensive income	—	—	—	6,971	1,464	8,435
Balance, June 30, 2013	208,584,611	$2,086	$1,883,113	$(573,397)	$(717)	$1,311,085
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,971	$16,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,504	30,417
Amortization of intangible lease assets and below market lease intangibles, net	10,363	10,944
Amortization of deferred financing costs	3,306	3,458
Amortization of premiums on mortgage notes receivable	391	358
Amortization of fair value adjustments of mortgage notes payable assumed	926	949
Bad debt (recovery) expense	(321)	55
Impairment of real estate assets	1,152	1,979
Equity in income of unconsolidated joint venture	—	(467)
Return on investment from unconsolidated joint venture	—	467
Gain on sale of real estate assets and property condemnation	(305)	(55)
Loss on interest rate swap	529	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,180)	(3,110)
Prepaid expenses and other assets	2,588	1,509
Accounts payable and accrued expenses	1,768	1,199
Due to affiliates, deferred rental income and other liabilities	(7,522)	(3,312)
Net cash provided by operating activities	49,170	60,949
Cash flows from investing activities:
Investment in real estate and related assets and other capital expenditures	(4,784)	(4,249)
Principal repayments from mortgage notes receivable and real estate assets under direct financing leases	2,076	1,765
Return of investment from unconsolidated joint venture	—	648
Proceeds from sale of real estate assets and property condemnation	14,019	75
Change in restricted cash	3,165	2,825
Net cash provided by investing activities	14,476	1,064
Cash flows from financing activities:
Redemptions of common stock	(121)	(28,893)
Distributions to investors	(65,027)	(36,739)
Proceeds from notes payable and line of credit	35,000	77,000
Repayment of notes payable and line of credit	(37,416)	(98,035)
Payment of loan deposits	—	(1,015)
Deferred financing costs paid	(1,279)	(144)
Net cash used in financing activities	(68,843)	(87,826)
Net decrease in cash and cash equivalents	(5,197)	(25,813)
Cash and cash equivalents, beginning of period	21,384	53,205
Cash and cash equivalents, end of period	$16,187	$27,392
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Credit Property Trust II, Inc. (the “Company”) is a Maryland corporation formed on September 29, 2004, that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. On January 22, 2013, the Company entered into an Agreement and Plan of Merger, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 8, 2013 (the “Merger Agreement”) with Spirit Realty Capital, Inc. (“Spirit”), a publicly-listed REIT. Pursuant to the Merger Agreement, on July 17, 2013, Spirit merged with and into the Company, (the “Merger”), at which time Spirit ceased to exist, the Company continued as the surviving corporation and the Company changed its name to Spirit Realty Capital, Inc. Pursuant to the Merger, Spirit stockholders received 1.9048 shares of the Company’s common stock for each share of Spirit common stock they owned (which equated to an inverse exchange ratio of 0.525 shares of Spirit common stock for each share of the Company’s common stock). On July 18, 2013, the surviving corporation commenced trading on the NYSE under Spirit’s existing ticker “SRC”. A summary of the significant events that took place in connection with the consummation of the Merger is provided in Note 14 to these condensed consolidated unaudited financial statements.
Prior to the Merger, substantially all of the Company’s business was conducted through Cole Operating Partnership II, LP (“Cole OP II”), a Delaware limited partnership. The Company was the sole general partner of and owned a 99.99% partnership interest in Cole OP II. Cole REIT Advisors II, LLC (“Cole Advisors II”), the former advisor to the Company, was the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP II. Cole Advisors II is indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of such merger, the Company’s advisor and dealer manager were wholly-owned by CREI until the Merger.
As of June 30, 2013, the Company owned 747 properties comprising 21.1 million rentable square feet of single and multi-tenant retail and commercial space located in 45 states and the U.S. Virgin Islands. As of June 30, 2013, the rentable space at these properties was 96% leased. As of June 30, 2013, the Company also owned 69 mortgage notes receivable secured by 43 restaurant properties and 26 single-tenant retail properties, each of which is subject to a net lease.
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
As of June 30, 2013, the Company had issued approximately 231.2 million shares of common stock in the Offerings for aggregate gross proceeds of $2.3 billion (including proceeds from the issuance of shares pursuant to the DRIP Offering of $261.3 million), before share redemptions of $206.2 million. As of June 30, 2013, the Company had incurred an aggregate of $188.3 million in offering costs, selling commissions, and dealer manager fees in the Offerings.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussions and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the condensed consolidated unaudited statements of operations to combine acquisition related expenses with general and administrative expenses and to separately present merger related expenses from general and administrative expenses.
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

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

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
The Company continually monitors certain properties for which it has identified impairment indicators. As of June 30, 2013, the Company had six properties (the “Identified Properties”) with an aggregate book value of $44.4 million for which it had assessed the recoverability of the carrying amounts. For each of the Identified Properties, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the assets continued to exceed their carrying amount as of June 30, 2013. Should the conditions related to any of these, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. No impairment losses were recorded related to the Identified Properties during the three and six months ended June 30, 2013. The Company identified one property during the three and six months ended June 30, 2012 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was less than the carrying amount of the property. As a result, the Company reduced the carrying amount of the real estate and related assets to their estimated fair value by recognizing an impairment loss of $2.0 million during the three and six months ended June 30, 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value of the asset, net of selling costs, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the six months ended June 30, 2013, the Company identified five properties as held for sale, and determined that the estimated fair value of two of these properties, net of selling costs, was less than their carrying amount. As a result, the Company recorded an aggregate impairment charge of $1.2 million, which is included in impairment of real estate assets on the condensed consolidated unaudited statement of operations for the six months ended June 30, 2013. All of the held for sale properties were sold prior to June 30, 2013. The Company did not identify any assets as held for sale as of June 30, 2013 or December 31, 2012.
Concentration of Credit Risk
As of June 30, 2013, the Company had cash on deposit, including restricted cash, in three financial institutions, all of which had deposits in excess of federally insured levels totaling $21.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

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
During the six months ended June 30, 2013, real estate assets with a carrying amount of $6.4 million related to two properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair values, resulting in an impairment charge of $1.2 million, which is included in impairment of real estate assets on the condensed consolidated unaudited statement of operations for the six months ended June 30, 2013. The Company’s estimated fair values of its real estate assets were primarily based upon indicative sales offers by third parties, which are considered to be Level 2 inputs. A summary of real estate and other assets measured at fair value on a non-recurring basis during the six months ended June 30, 2013 is as follows (in thousands):

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Description:
Investment in real estate assets	$5,279	$—	$5,279	$—	$1,152

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

During the three and six months ended June 30, 2012, real estate assets with a carrying amount of $3.8 million related to one property were deemed to be impaired and their carrying amounts were reduced to their estimated fair value of $1.8 million, resulting in an impairment charge of $2.0 million, which is included in impairment of real estate assets on the condensed consolidated unaudited statements of operations for the three and six months ended June 30, 2012. The Company’s estimated fair value was primarily based upon a discounted cash flow analysis and an estimated sales price provided by a third party broker. The discounted cash flow analysis was comprised of unobservable inputs, including internally prepared probability-weighted cash flow estimates, which included estimated future market rental income, property operating expenses, the expected number of months to re-lease the property and estimated tenant improvements, which are all considered Level 3 inputs. In addition, the discounted cash flow analysis utilized observable discount rates and terminal capitalization rates, which were based on available information obtained from third-party service provider reports, which are considered Level 2 inputs. A summary of real estate and other assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2012 is as follows (in thousands):

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
Mortgage notes receivable – The fair value is estimated by discounting the expected cash flows on the notes at rates at which management believes similar loans would be made as of June 30, 2013 and December 31, 2012. The estimated fair value of these notes was $82.1 million and $86.1 million as June 30, 2013 and December 31, 2012, respectively, compared to the carrying amount of $71.5 million and $73.4 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s mortgage notes receivable is estimated using Level 2 inputs.
Notes payable and line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of June 30, 2013 and December 31, 2012. The estimated fair value of the notes payable and line of credit was $2.0 billion and $1.9 billion as of June 30, 2013 and December 31, 2012, respectively, compared to the carrying amount of $1.8 billion as of both June 30, 2013 and December 31, 2012. The fair value of the Company’s notes payable and line of credit is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value. All derivative instruments are carried at fair value and are valued using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2013, there have been no transfers of financial assets or liabilities between levels.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,246	$—	$1,246	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,181	$—	$2,181	$—
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES
The components of investment in direct financing leases as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Minimum lease payments receivable	$17,535	$18,566
Estimated residual value of leased assets	27,718	27,854
Unearned income	(10,815)	(11,454)
Total	$34,438	$34,966
NOTE 5 — REAL ESTATE TRANSACTIONS
The Company did not complete any property acquisitions during the six months ended June 30, 2013 or 2012. During the six months ended June 30, 2013, the Company sold five properties for an aggregate gross sales price of $14.6 million (the “2013 Dispositions”), resulting in net cash proceeds of $14.0 million. In connection with the sales, the Company recorded a gain of $305,000 which is included in gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income on the condensed consolidated unaudited statement of operations for the six months ended June 30, 2013 and an impairment charge of $1.2 million, as discussed in Note 3 to these condensed consolidated unaudited financial statements. The Company has no continuing involvement with the 2013 Dispositions.
The Company recorded revenue of $388,000 and $764,000 for the six months ended June 30, 2013 and 2012, respectively, related to the 2013 Dispositions. In addition, the Company recorded income, excluding impairment and gain on sale, of $228,000 and $179,000 for the six months ended June 30, 2013 and 2012, respectively, related to the 2013 Dispositions. The results of operations for the 2013 Dispositions have not been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations because the 2013 Dispositions are not considered to be a material component of the Company’s operations.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

NOTE 6 — INVESTMENT IN MORTGAGE NOTES RECEIVABLE
As of June 30, 2013, the Company owned 69 mortgage notes receivable, which were secured by 43 restaurant properties and 26 single-tenant retail properties (each, a “Mortgage Note”, and collectively, the “Mortgage Notes”). As of June 30, 2013, the Mortgage Notes balance of $71.5 million consisted of the face amount of the Mortgage Notes of $66.5 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.9 million. As of December 31, 2012, the Mortgage Notes balance of $73.4 million consisted of the face amount of the Mortgage Notes of $68.0 million, a $6.9 million premium, $2.0 million of acquisition costs, and was net of accumulated amortization of premium and acquisition costs of $3.5 million. The premium and acquisition costs are amortized into interest income over the term of each Mortgage Note using the effective interest rate method. The Mortgage Notes mature on various dates from August 1, 2020 to January 1, 2021. Interest and principal are due each month at interest rates ranging from 8.60% to 10.47% per annum with a weighted average interest rate of 9.89%. There were no amounts past due as of June 30, 2013.
The Company evaluates the collectability of both interest and principal on each Mortgage Note to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to the Mortgage Notes for the six months ended June 30, 2013 or 2012. In addition, no allowances for uncollectability were recorded related to the Mortgage Notes as of June 30, 2013 or December 31, 2012.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Interest Rate	Effective Date	Maturity Date	June 30, 2013	December 31, 2012
Interest Rate Swap	Deferred rental income, derivative and other liabilities	$6,895	5.8%	02/20/2009	03/01/2016	$(362)	$(481)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	111,111	4.9%	02/28/2011	11/30/2013	(529)	(1,133)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	38,250	3.5%	09/26/2011	09/26/2014	(221)	(321)
Interest Rate Swap	Deferred rental income, derivative and other liabilities	32,400	3.2%	09/05/2012	09/05/2015	(134)	(246)
						$(1,246)	$(2,181)
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

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

The following table summarizes the gains on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income				Amount of Loss Reclassified from Accumulated Other Comprehensive Income to Earnings (1)				Amount of Gain Recognized in Earnings(1)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Interest Rate Swaps	$214	$573	$641	$788	$823	$—	$823	$—	$294	$—	$294	$—

(1)
In connection with the Merger, the Company terminated the interest rate swap agreement associated with $111.1 million of variable rate debt. As a result, the Company recorded an unrealized loss of $529,000 in merger related expenses, $823,000 of which was previously recorded in accumulated other comprehensive income. The remaining interest rate swaps were considered effective during the three and six months ended June 30, 2013. In addition, there were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three and six months ended June 30, 2012.

The Company has agreements with each of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no events of default related to the interest rate swaps as of June 30, 2013 or 2012.
NOTE 8 — NOTES PAYABLE AND LINE OF CREDIT
As of June 30, 2013, the Company had $1.8 billion of debt outstanding, consisting of (1) $1.4 billion in fixed rate mortgage loans (the “Fixed Rate Debt”), which included $77.5 million of variable rate debt swapped to fixed rates, (2) $4.3 million in variable rate mortgage loans (the “Variable Rate Debt”) and (3) $319.1 million outstanding under a senior unsecured line of credit entered into on December 17, 2010 (the “Credit Facility”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Fixed Rate Debt and the Variable Rate Debt was $2.5 billion as of June 30, 2013. Additionally, the aggregate balance of gross real estate assets that were part of the Credit Facility’s unencumbered borrowing base was $637.6 million. The combined weighted average interest rate was 5.53% and the weighted average years to maturity was 3.1 years as of June 30, 2013.
The Credit Facility and certain notes payable contained customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on the Company’s overall leverage ratios and variable rate debt. These agreements also included usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility and such notes payable as of June 30, 2013.
Notes Payable
The Fixed Rate Debt had annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.68%, and various maturity dates ranging from September 2014 through August 2031. The Variable Rate Debt had an annual interest rate of LIBOR plus 275 basis points, and matures in September 2014. The notes payable were secured by properties in the portfolio and their related tenant leases, as well as other real estate-related assets on which the debt was placed. During the six months ended June 30, 2013, the Company repaid $2.4 million of fixed rate debt, consisting of monthly principal payments on amortizing loans.
Line of Credit
The Credit Facility provided for up to $350.0 million of unsecured borrowings and allowed the Company to borrow up to $238.9 million in revolving loans (the “Revolving Loans”) and $111.1 million in a term loan (the “Term Loan”). The Credit Facility would have matured on December 17, 2013.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

During the six months ended June 30, 2013, the Company borrowed and repaid $35.0 million under the Credit Facility. As of June 30, 2013, the Company had $111.1 million outstanding under the Term Loan and an additional $208.0 million in Revolving Loans outstanding. The Company executed an interest rate swap agreement on February 24, 2011, which fixed LIBOR for amounts outstanding under the Term Loan to 1.44%. The all-in rate for the Term Loan includes a spread of 275 to 400 basis points, as determined by the leverage ratio of the Company, which was equal to a spread of 350 basis points as of June 30, 2013. The Revolving Loans outstanding as of June 30, 2013 bore interest at a weighted average interest rate of 5.75%. In connection with the Merger, all amounts outstanding under the Credit Facility were repaid and the related interest rate swap was terminated, as discussed in Note 14 to these condensed consolidated unaudited financial statements.
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,716	$10,766
Common stock issued through the DRIP Offering	$—	$28,974
Reclassification of previous unrealized loss on interest rate swaps into net income	$823	$—
Net unrealized gain on interest rate swaps	$641	$788
Accrued capital expenditures	$—	$1,138
Accrued deferred financing costs	$—	$139
Supplemental Cash Flow Disclosures:
Interest paid	$48,100	$49,803
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
On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and the other named defendants in the merger litigation signed a memorandum of understanding (“MOU”) regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release and dismissal of all asserted claims. The asserted claims will not be released and dismissed until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation.
In the ordinary course of business the Company may become subject to additional litigation or claims. The Company is not aware of any pending legal proceedings, other than as stated above and ordinary routine litigation incidental to our business, to which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to Cole Advisors II and its affiliates in connection with the Offerings, and the acquisition, management and sale of the assets of the Company. In connection with the Merger, on January 22, 2013, the Company and Cole OP II entered into an advisory and property management matters agreement (the “Advisory Matters Agreement”) with Cole Advisors II and Cole Realty Advisors, Inc. (“Cole Realty Advisors” and, together with the Advisor, the “Advisor Parties”). Spirit is an express third party beneficiary to the agreement. The agreement provided, among other things, that the Advisor Parties’ current agreements with the Company and Cole OP II terminated upon consummation of the Merger. The Advisor Parties were paid the applicable asset management, property management and other fees payable pursuant to their respective agreements for services rendered between the date of the Merger Agreement and the consummation of the Merger on July 17, 2013, but waived any fees due upon the termination of their current agreements, including (i) any fees for listing the surviving corporation’s common stock on the NYSE; (ii) any performance fees; and (iii) any other fees that were payable under the current agreements with respect to the Merger (including any equity or debt financing transaction that occurred in connection with the consummation of the Merger) and the other transactions contemplated in the Merger Agreement. Upon consummation of the Merger, Spirit and Cole entered into a transition services agreement whereby Cole Advisors II will provide certain accounting and related services to the Company, as discussed in Note 14 to these condensed consolidated unaudited financial statements.
DRIP Offering
During the three and six months ended June 30, 2013 and 2012, the Company did not pay any amounts to Cole Advisors II for selling commissions, dealer manager fees, or other organization and offering expense reimbursements incurred in connection with the DRIP Offering. The DRIP Offering was suspended by the board of directors on December 6, 2012.
Acquisitions and Operations
Cole Advisors II or its affiliates received acquisition and advisory fees of up to 2.0% of the contract purchase price of each asset for the acquisition, development or construction of properties, and were reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 4.0% of the contract purchase price.
The Company paid, and, subject to the advisory and property management matters agreement discussed above, continued to pay through the consummation of the Merger, Cole Advisors II an annualized asset management fee of 0.25% of the aggregate asset value of the Company’s aggregate invested assets, as reasonably estimated by the Company’s board of directors. The Company also reimbursed certain costs and expenses incurred by Cole Advisors II in providing asset management services.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

The Company paid, and, subject to the advisory and property management matters agreement discussed above, continued to pay through the consummation of the Merger, Cole Realty Advisors, its property manager and an affiliate of its advisor, up to (1) 2.0% of gross revenues received from the Company’s single tenant properties and (2) 4.0% of gross revenues received from the Company’s multi-tenant properties, plus leasing commissions at prevailing market rates; provided, however, that the aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties do not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. Cole Realty Advisors may have subcontracted certain of its duties for a fee that may be less than the fee provided for in the property management agreement. The Company also reimbursed Cole Realty Advisors’ costs of managing and leasing the properties.
Prior to the consummation of the Merger, the Company reimbursed Cole Advisors II for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company would not reimburse Cole Advisors II for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeded the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors found that a higher level of expense were justified for that year based on unusual and non-recurring factors. Prior to the consummation of the Merger, the Company would not reimburse Cole Advisors II for personnel costs in connection with services for which Cole Advisors II received acquisition fees and real estate commissions.
If Cole Advisors II provided services in connection with the origination or refinancing of any debt financing obtained by the Company that were used to acquire properties or to make other permitted investments, or that were assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid Cole Advisors II or its affiliates a financing coordination fee equal to 1.0% of the amount available under such financing; provided, however, that Cole Advisors II or its affiliates would not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors II or its affiliates received such a fee. Financing coordination fees payable from loan proceeds from permanent financing were paid to Cole Advisors II or its affiliates as the Company acquired and/or assumed such permanent financing.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors II and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisitions and Operations:
Acquisition and advisory fees and expenses	$—	$—	$—	$12
Asset management fees and expenses	$2,321	$2,305	$4,627	$4,598
Property management and leasing fees and expenses	$2,138	$1,894	$4,372	$4,197
Operating expenses	$306	$334	$845	$789
Financing coordination fees	$—	$170	$—	$170
Due to Affiliates
As of June 30, 2013 and December 31, 2012, $1.7 million and $1.9 million, respectively, had been incurred, primarily for asset management fees and expenses and general and administrative expenses, by Cole Advisors II and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

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
NOTE 13 — INDEPENDENT DIRECTORS’ STOCK OPTION PLAN
The Company has a stock option plan, the Independent Director’s Stock Option Plan (the “IDSOP”), which authorizes the grant of non-qualified stock options to the Company’s independent directors, subject to the discretion of the board of directors and the applicable limitations of the IDSOP. The term of the IDSOP is ten years, at which time any outstanding options will be forfeited. The exercise price for the options granted under the IDSOP was $9.15 per share for 2005 and 2006, and $9.10 per share for 2007, 2008 and 2009. The Company does not intend to continue to grant options under the IDSOP; however, the exercise price for any future options granted under the IDSOP will be at least 100% of the fair market value of the Company’s common stock as of the date the option is granted. As of June 30, 2013, the Company had granted options to purchase 50,000 shares under the IDSOP and options to purchase 45,000 shares at a weighted average exercise price of $9.12 per share remained outstanding with a weighted average contractual remaining life of four years. No shares were granted or exercised pursuant to the IDSOP for the three and six months ended June 30, 2013 and 2012. A total of 1,000,000 shares have been authorized and reserved for issuance under the IDSOP.
During the three and six months ended June 30, 2013 and 2012, the Company did not record any stock-based compensation charges, as all stock-based compensation charges related to unvested stock-based compensation awards granted under the IDSOP had previously been recognized. Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s calculations assume no forfeitures.
NOTE 14 — SUBSEQUENT EVENTS

New Credit Facility

On July 17, 2013, the Spirit Operating Partnership (“the Surviving Partnership”) and various affiliates thereof, entered into a new credit agreement (the “Credit Agreement”) with various lenders and with Deutsche Bank Securities Inc., as lead arranger and book running manager, and with Deutsche Bank AG New York Branch as lead arranger and administrative agent. The Surviving Partnership’s obligations under the Credit Agreement are guaranteed by the Company, OP Holdings (as defined below), Spirit Master Funding IV, LLC, a Delaware limited liability company, and Spirit Master Funding V, LLC, a Delaware limited liability company. Pursuant to the Credit Agreement, consistent with the terms, conditions and provisions of a three-year revolving credit facility, the Surviving Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not exceeding $400.0 million.
The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The credit facility bears interest, at the Surviving Partnership’s option, of either (i) the “Base Rate” (as defined in the credit agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Surviving Partnership’s leverage ratio. The Surviving Partnership is also required to pay a fee on the unused portion of the credit facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter.

SPIRIT REALTY CAPITAL, INC.
(F/K/A COLE CREDIT PROPERTY TRUST II, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2013
(Unaudited)

In connection with the Credit Agreement, the Company and Spirit General OP Holdings, LLC, a Delaware limited liability company all of the interests of which are now owned by the Company and which is the general partner of the Surviving Partnership (“OP Holdings”), entered into the following agreements, each dated as of July 17, 2013:

•	Guaranty, pursuant to which the Company and OP Holdings provide a guaranty of the obligations of the Surviving Partnership under the Credit Agreement;

•
Security Agreement, pursuant to which the Company, OP Holdings, the Surviving Partnership and the other entities party thereto will each grant a security interest in all of its right, title and interest in all tangible and intangible property and assets of such party to secure the obligations of the Surviving Partnership under the Credit Agreement; and

•
Omnibus Collateral Assignment of Material Agreements, Permits and Licenses, pursuant to which each of the Company, OP Holdings and the other entities party thereto will collaterally assign and grant to the administrative agent a security interest in all of such party’s rights, title and interest in and to all material agreements, permits and licenses to secure the obligations of the Surviving Partnership under the Credit Agreement.

New CMBS

On July 17, 2013, Spirit SPE Loan Portfolio 2013-2, LLC, a Delaware limited liability company (“Spirit SPE 2013-2”), of which the Surviving Partnership is the sole member, entered into a Loan Agreement (“GACC Loan Agreement”) with German American Capital Corporation (“GACC”), pursuant to which GACC may make extensions of credit to Spirit SPE 2013-2 in an aggregate amount not to exceed $100.9 million. In connection with the GACC Loan Agreement, the Surviving Partnership has entered into a Guaranty of Recourse Obligations of Borrower, dated as of the date of the GACC Loan Agreement (the “GACC Guaranty”), in favor of GACC, pursuant to which the Surviving Partnership will provide a guaranty of Spirit SPE 2013-2’s recourse obligations under the GACC Loan Agreement.
On July 17, 2013, Spirit SPE Loan Portfolio 2013-3, LLC, a Delaware limited liability company (“Spirit SPE 2013-3”), of which the Surviving Partnership is the sole Member, entered into a Loan Agreement (“Barclays Loan Agreement”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays may make extensions of credit to Spirit SPE 2013-3 in an aggregate amount not to exceed $102.1 million. In connection with the Barclays Loan Agreement, the Surviving Partnership has entered into a Guaranty of Recourse Obligations of Borrower, dated as of the date of the Barclays Loan Agreement (the “Barclays Guaranty” and, together with the GACC Guaranty, the “Guaranties”), in favor of Barclays, pursuant to which the Surviving Partnership will provide a guaranty of Spirit SPE 2013-3’s recourse obligations under the Barclays Loan Agreement.
The maturity date for each loan is August 6, 2023, and each bear interest at a fixed rate of 5.50% per annum.
Real Estate Dispositions

Subsequent to the close of the Merger, on July 19, 2013, the Company completed the sale of two multi-tenant properties acquired in the Merger for an aggregate sales price of $258.5 million. At the time of the sale, the properties were encumbered by approximately $139.4 million of outstanding indebtedness, which was assumed by the buyer at the close of sale and netted against the total purchase price, resulting in net proceeds to the Company of $119.1 million.
Transition Services Agreement

In connection with the Merger, Cole Advisors II agreed to provide certain accounting and related services to the Company for an initial term of one quarter, with an extension option for up to one additional quarter. Fees for the initial quarter will total $1.2 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.) and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Overview
We were formed on September 29, 2004 to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on September 23, 2005 when we issued the initial 486,000 shares of our common stock in the Initial Offering. Prior to the Merger on July 17, 2013, we had no paid employees and were externally advised and managed by Cole Advisors II, our advisor. We currently qualify, and intend to continue to elect to qualify, as a REIT for federal income tax purposes.

Both before and after the Merger, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 91% of our total revenue for both the three and six months ended June 30, 2013, and accounted for 93% and 92%, respectively, of our total revenue for the three and six months ended June 30, 2012. As 96% of our rentable square feet was under lease as of June 30, 2013, with a weighted average remaining lease term of 9.5 years, we believe our exposure to changes in commercial rental rates on our portfolio as of June 30, 2013 was substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Since these metrics are comparable for the combined entity, we believe the same holds true as of the Merger date.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. If financial conditions were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on the Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.
Commercial real estate fundamentals strengthened in the first half of 2013, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2013, 96% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if rising interest rates or other factors reverse recent improvements in the economy, we may experience additional vacancies or be required to reduce rental rates on occupied space. We are actively seeking to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of June 30, 2013 and 2012:

	June 30,
	2013	2012
Number of commercial properties	747	753
Approximate rentable square feet (1)	21.1 million	21.2 million
Percentage of rentable square feet leased	96%	96%

(1)	Including square feet of the buildings on land that are subject to ground leases.
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue. Revenue remained relatively constant, decreasing $487,000, or 1%, to $70.3 million for the three months ended June 30, 2013, compared to $70.8 million for the three months ended June 30, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 93% of total revenue during the three months ended June 30, 2013 and 2012, respectively.

Rental and other property income remained relatively constant, decreasing $1.4 million, or 2%, to $64.1 million for the three months ended June 30, 2013, compared to $65.5 million for the three months ended June 30, 2012. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income increased $1.0 million, or 32%, to $4.3 million for the three months ended June 30, 2013, compared to $3.3 million for the three months ended June 30, 2012, primarily due to an increase in our expected reimbursements from tenants for recoverable real estate taxes and operating expenses during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.
Earned income from direct financing leases remained relatively constant, decreasing $14,000, or 3%, to $458,000 for the three months ended June 30, 2013, compared to $472,000 for the three months ended June 30, 2012. We owned 13 properties accounted for as direct financing leases for each of the three months ended June 30, 2013 and 2012.
Interest income on mortgage notes receivable decreased $100,000, or 6%, to $1.4 million for the three months ended June 30, 2013, compared to $1.5 million for the three months ended June 30, 2012, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the three months ended June 30, 2013 and 2012.
General and Administrative Expenses. General and administrative expenses increased $631,000, or 34%, to $2.5 million for the three months ended June 30, 2013, compared to $1.8 million for the three months ended June 30, 2012. The increase was primarily due to an increase in professional fees, state franchise and income taxes, other licensing and fees and dues and subscriptions. The primary general and administrative expense items were professional fees, board of directors costs, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, dues and subscriptions and other licenses and fees.
Property Operating Expenses. Property operating expenses remained relatively constant, decreasing $139,000, or 3%, to $5.4 million for the three months ended June 30, 2013, compared to $5.5 million for the three months ended June 30, 2012. The primary property operating expense items were property taxes, repairs and maintenance, property insurance and bad debt expense.
Property and Asset Management Expenses. Prior to the Merger, pursuant to the advisory agreement with our advisor, as amended, and subject to the Advisory Matters Agreement, we were required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, as determined by our board of directors. Additionally, we reimbursed certain costs incurred by our advisor in providing asset management services. Prior to the Merger, pursuant to the property management agreement with our property manager, which was an affiliate of our advisor, and subject to the Advisory Matters Agreement, we were required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We also reimbursed Cole Realty Advisors’ costs of managing and leasing the properties.
Property and asset management expenses increased $260,000, or 6%, to $4.5 million for the three months ended June 30, 2013, compared to $4.3 million for the three months ended June 30, 2012. Of this amount, property management fees and expenses increased $246,000 to $2.2 million for the three months ended June 30, 2013 from $2.0 million for the three months ended June 30, 2012. The increase in property management fees and expenses was primarily due to an increase in reimbursements to our advisor related to property management and leasing services. Asset management fees remained constant at $2.3 million for the three months ended June 30, 2013 and June 30, 2012.
Merger Related Expenses. We incurred $2.7 million of merger related expenses during the three months ended June 30, 2013, and $1.4 million for the three months ended June 30, 2012, related primarily to legal, consulting and other expenses incurred in connection with the Merger discussed in Note 1 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively constant, decreasing $577,000, or 3%, to $22.0 million for the three months ended June 30, 2013, compared to $22.5 million for the three months ended June 30, 2012. The decrease was primarily related to the disposition of seven properties subsequent to June 30, 2012.
Impairment of Real Estate Assets. There were no impairment losses recorded during the three months ended June 30, 2013. An impairment loss of $2.0 million was recorded relating to one property during the three months ended June 30, 2012, as discussed in Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.

Gain on Sale of Real Estate Assets, Equity in Income of Unconsolidated Joint Venture and Other Income. Gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income decreased $339,000, or 82%, to $73,000 during the three months ended June 30, 2013, compared to $412,000 during the three months ended June 30, 2012. The decrease was primarily due a decrease in income from our unconsolidated joint venture resulting from the sale of our remaining interest in our unconsolidated joint venture subsequent to June 30, 2012, partially offset by a gain on the sale of real estate assets during the three months ended June 30, 2013.
Interest Expense. Interest expense remained relatively constant, decreasing $691,000, or 3%, to $26.2 million for the three months ended June 30, 2013, compared to $26.9 million during the three months ended June 30, 2012, primarily due to a decrease in the weighted average interest rate incurred throughout the period.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue. Revenue remained relatively constant, increasing $517,000, or less than 1%, to $142.9 million for the six months ended June 30, 2013, compared to $142.4 million for the six months ended June 30, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 92% of total revenue during the six months ended June 30, 2013 and 2012, respectively.
Rental and other property income remained constant, at $130.5 million for the six months ended June 30, 2013 and June 30, 2012. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income increased $688,000, or 9%, to $8.5 million for the six months ended June 30, 2013, compared to $7.8 million for the six months ended June 30, 2012, primarily due to an increase in our expected reimbursements from tenants for recoverable real estate taxes and operating expenses during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
Earned income from direct financing leases remained relatively constant, increasing $3,000, or less than 1%, to $947,000 for the six months ended June 30, 2013, compared to $944,000 for the six months ended June 30, 2012. We owned 13 properties accounted for as direct financing leases for each of the six months ended June 30, 2013 and 2012.
Interest income on mortgage notes receivable decreased $176,000, or 6%, to $2.9 million for the six months ended June 30, 2013, compared to $3.1 million for the six months ended June 30, 2012, as we recorded interest income on mortgages receivable on 69 amortizing mortgage notes receivable during each of the six months ended June 30, 2013 and 2012.
General and Administrative Expenses. General and administrative expenses increased $627,000, or 15%, to $4.7 million for the six months ended June 30, 2013, compared to $4.1 million for the six months ended June 30, 2012. The increase was primarily due to an increase in professional fees, state franchise and income taxes, other licensing and fees and dues and subscriptions. The primary general and administrative expense items were professional fees, board of directors costs, insurance, state franchise and income taxes, escrow and trustee fees, unused fees on our line of credit, operating expenses reimbursable to our advisor, dues and subscriptions and other licenses and fees.
Property Operating Expenses. Property operating expenses remained relatively constant, decreasing $338,000, or 3%, to $11.0 million for the six months ended June 30, 2013, compared to $11.3 million for the six months ended June 30, 2012. The primary property operating expense items were property taxes, repairs and maintenance, property insurance and bad debt expense.
Property and Asset Management Expenses. Prior to the Merger, pursuant to the advisory agreement with our advisor, as amended, and subject to the Advisory Matters Agreement, we were required to pay to our advisor a monthly asset management fee equal to one-twelfth of 0.25% of the aggregate valuation of our invested assets, as determined by our board of directors. Additionally, we reimbursed certain costs incurred by our advisor in providing asset management services. Prior to the Merger, pursuant to the property management agreement with our property manager, which was an affiliate of our advisor, and subject to the Advisory Matters Agreement, we were required to pay to our property manager a property management fee in an amount up to 2% of gross revenues received from each of our single-tenant properties and up to 4% of gross revenues received from each of our multi-tenant properties, less all payments to third-party management subcontractors. We also reimbursed Cole Realty Advisors’ costs of managing and leasing the properties.
Property and asset management expenses remained relatively constant, increasing $198,000, or 2%, to $9.1 million for the six months ended June 30, 2013, compared to $8.9 million for the six months ended June 30, 2012. Of this amount, property management expenses increased to $4.5 million for the six months ended June 30, 2013 from $4.3 million for the six months ended June 30, 2012. The increase in property management fees and expenses was primarily due to an increase in reimbursements to our advisor related to property management and leasing services. Asset management expenses remained constant at $4.6 million for each of the six months ended June 30, 2013 and 2012.

Merger Related Expenses. We incurred $14.2 million of merger related expenses during the six months ended June 30, 2013, and $1.4 million for the six months ended June 30, 2012, related primarily to legal, consulting and other expenses incurred in connection with the Merger discussed in Note 1 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained relatively constant, decreasing $766,000, or 2%, to $44.0 million for the six months ended June 30, 2013, compared to $44.7 million for the six months ended June 30, 2012. The decrease was primarily related to the disposition of seven properties subsequent to June 30, 2012.
Impairment of Real Estate Assets. We recorded an impairment loss of $1.2 million relating to two properties during the six months ended June 30, 2013 and an impairment loss of $2.0 million relating to one property during the six months ended June 30, 2012, as discussed in Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Gain on Sale of Real Estate Assets, Equity in Income of Unconsolidated Joint Venture and Other Income. Gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income decreased $217,000, or 40%, to $323,000 during the six months ended June 30, 2013, compared to $540,000 during the six months ended June 30, 2012. The decrease was primarily due a decrease in income from our unconsolidated joint venture resulting from the sale of our remaining interest in our unconsolidated joint venture subsequent to June 30, 2012, which was partially offset by a gain recorded on the sale of real estate assets during the six months ended June 30, 2013.
Interest Expense. Interest expense remained relatively constant, decreasing $1.7 million, or 3%, to $52.1 million for the six months ended June 30, 2013, compared to $53.9 million during the six months ended June 30, 2012, primarily due to a decrease in the weighted average interest rate incurred throughout the period.
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
For all of these reasons, we believe FFO, in addition to net income and cash flows from operating activities, as defined by GAAP, is a helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. FFO should not be considered as an alternative to net income or to cash flows from operating activities, and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
FFO is influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$7,118	$6,755	$6,971	$16,558
Depreciation of real estate assets	15,269	15,205	30,504	30,417
Amortization of lease related costs	6,687	7,328	13,457	14,310
Depreciation and amortization of real estate assets in unconsolidated joint venture	—	378	—	681
Impairment of real estate assets	—	1,979	1,152	1,979
Gain on sale of real estate assets and property condemnation	(68)	(55)	(305)	(55)
Funds from operations (FFO)	$29,006	$31,590	$51,779	$63,890
Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize rental income on a straight-line basis over the terms of the respective leases, we recognized additional rental income by straight-lining rental income of $1.4 million and $3.1 million during the three and six months ended June 30, 2013, respectively, and $2.7 million and $5.6 million during the three and six months ended June 30, 2012, respectively. In addition, related to our unconsolidated joint venture, straight-line revenue of $2,000 and $9,000 for the three and six months ended June 30, 2012, respectively, is included in gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income on the condensed consolidated unaudited statements of operations. We sold 100% of our remaining interest in our unconsolidated joint venture in 2012; therefore, no such revenue was recorded for the three and six months ended June 30, 2013.

•
Amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $2.1 million and $4.2 million for the three and six months ended June 30, 2013, respectively, and $2.2 million and $4.4 million for the three and six months ended June 30, 2012, respectively. In addition, related to our unconsolidated joint venture, amortization of deferred financing costs and amortization of fair value adjustments of mortgage notes assumed totaled $9,000 and $18,000 for the three and six months ended June 30, 2012, respectively, which is included in gain on sale of real estate assets, equity in income of unconsolidated joint venture and other income on the condensed consolidated unaudited statements of operations. We sold 100% of our remaining interest in our unconsolidated joint venture in 2012; therefore, no such amortization was recorded for the three and six months ended June 30, 2013.

Distributions
Our board of directors authorized a daily distribution of $0.001712523 per share for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on June 30, 2013.
During the six months ended June 30, 2013 and 2012, we paid distributions of $65.0 million and $65.7 million, respectively, including $29.0 million, through the issuance of shares pursuant to the DRIP Offering for the six months ended June 30, 2012. We did not issue any shares pursuant to the DRIP Offering for the six months ended June 30, 2013. Our distributions for the six months ended June 30, 2013 were funded by net cash provided by operating activities of $49.2 million, or 76%, principal repayments from mortgage notes receivable and real estate assets under direct financing leases, including excess amounts from prior years of $11.8 million, or 18%, a portion of the net proceeds in excess of our investment in an unconsolidated joint venture sold in the prior year of $2.0 million, or 3%, a portion of the net proceeds in excess of our investment from our 2011 sale of marketable securities of $1.2 million, or 2%, and proceeds from the sale of real estate and condemnations of $909,000, or 1%. Our distributions for the six months ended June 30, 2012 were funded by net cash provided by operating activities of $60.9 million, or 92%, return of capital from our unconsolidated joint venture and cash received from mortgage notes receivable and real estate assets under direct financing leases of $2.4 million, or 4%, and a portion of the net proceeds from the sale of marketable securities during the year ended December 31, 2011 of $2.4 million, or 4%.
On December 6, 2012, our board of directors, including all of its independent directors, voted to suspend the DRIP Offering and the share redemption program. Beginning with the distributions previously authorized by our board of directors for the month of December 2012, which were paid in January 2013, and continuing through the consummation of the Merger, all distributions authorized by our board of directors were paid to our stockholders in cash.

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
During the six months ended June 30, 2013, we redeemed 12,964 shares for $121,000, pursuant to redemption requests received on or before December 6, 2012, which were redeemed during the first quarter of 2013.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize available borrowings on our new $400.0 million credit facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of June 30, 2013, we had cash and cash equivalents of $16.2 million and available borrowings of $30.9 million under the Credit Facility. Additionally, as of June 30, 2013, we had unencumbered properties with a gross book value of $998.1 million, including $637.6 million of assets that are part of the Credit Facility’s unencumbered borrowing base, which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due. Subsequent to June 30, 2013, in connection with the Merger, all amounts outstanding under the Credit Facility were repaid and the Credit Facility agreement was terminated as discussed in Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. Subsequent to the Merger, we expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowing on our new $400.0 million credit facility. We believe that we have sufficient liquidity from our cash from operations and availability under our new credit facility to meet our short-term working capital and other financial commitments. As of June 30, 2013, we had $319.1 million under the Credit Facility maturing within the next 12 months; the Credit Facility was repaid in full subsequent to June 30, 2013.
Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs including long-term financing of property acquisitions, by securing asset level financing, issuing fixed rate secured notes and bonds, and occasionally through public securities offerings. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions as necessary, including borrowings in anticipation of future cash flow. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower.
We expect that substantially all net cash resulting from debt financing will be used to fund acquisitions, for certain capital expenditures identified at acquisition, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations.
As of June 30, 2013, we had issued approximately 231.2 million shares of our common stock in the Offerings resulting in gross proceeds of $2.3 billion. As of June 30, 2013, we had redeemed a total of approximately 22.6 million shares of our common stock for a cost of $206.2 million.
As of June 30, 2013, we had $1.8 billion of debt outstanding, consisting of (1) $1.4 billion of Fixed Rate Debt, which included $77.5 million of variable rate debt swapped to fixed rates, (2) $4.3 million of Variable Rate Debt and (3) $319.1 million outstanding under the Credit Facility, which included $111.1 million swapped to a fixed rate. The Fixed Rate Debt had annual interest rates ranging from 3.15% to 7.22%, with a weighted average annual interest rate of 5.68%, and various maturity dates ranging from September 2014 through August 2031. The Variable Rate Debt had an annual interest rate of LIBOR plus 275 basis points, and would have matured in September 2014. As of June 30, 2013, the weighted average interest rate in effect for the Revolving Loans under the Credit Facility was 5.75% and the Term Loan was fixed at a rate of 4.94% per annum based on our overall leverage levels. Additionally, the ratio of debt to gross real estate and related assets net of gross intangible lease liabilities as of June 30, 2013 was 51% and the weighted average years to maturity was 3.1 years. Our contractual obligations as of June 30, 2013 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (3)	$1,439,939	$6,137	$420,244	$882,692	$130,866
Interest payments — fixed rate debt (4)	304,269	82,390	146,018	59,607	16,254
Principal payments — variable rate debt	4,250	—	4,250	—	—
Interest payments — variable rate debt (5)	161	129	32	—	—
Principal payments — credit facility (6)	319,111	319,111	—	—	—
Interest payments — credit facility (4) (6) (7)	8,034	8,034	—	—	—
Total	$2,075,764	$415,801	$570,544	$942,299	$147,120

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)
Principal payment amounts reflect actual payments based on face amount of notes payable. As of June 30, 2013, the fair value adjustment, net of amortization, of mortgage notes assumed was $7.5 million.

(4)
As of June 30, 2013, we had $188.7 million of Variable Rate Debt and Credit Facility borrowings fixed through the use of interest rate swaps. We used the fixed rates under the swap agreements to calculate the debt payment obligations in future periods.

(5)	A rate of 2.94% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of June 30, 2013.

(6)	In connection with the Merger, all amounts outstanding under the Credit Facility were repaid and the related credit agreement was terminated.

(7)	Payment obligations for the Term Loan and the Revolving Loans outstanding under the Credit Facility calculated based on interest rates of 4.94% and 5.75%, respectively, in effect as of June 30, 2013.
Prior to the Merger, our charter prohibited us from incurring debt that would cause our borrowings to exceed the greater of 60% of our gross assets, valued at the greater of the aggregate cost (before depreciation and other non-cash reserves) or fair value of all assets owned by us, unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $11.8 million, or 19%, to $49.2 million for the six months ended June 30, 2013, compared to $60.9 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease in net income of $9.6 million for the six months ended June 30, 2013 compared to June 30, 2012. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $13.4 million to $14.5 million for the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30, 2012. The increase was primarily a result of cash proceeds received from the sale of real estate assets of $14.0 million for the six months ended June 30, 2013.
Financing Activities. Net cash used in financing activities decreased $19.0 million, or 22%, to $68.8 million for the six months ended June 30, 2013, compared to $87.8 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, our loan activity resulted in net repayments of $2.4 million and during the six months ended June 30, 2012 our loan activity resulted in net repayments of $21.0 million, combining for a decrease in cash used for mortgage notes payable and the Credit Facility of $18.6 million. Additionally, the decrease in net cash used in financing activities was due to a decrease in cash used for the redemptions of common stock of $28.8 million, which was partially offset by an increase in cash distributions to investors of $28.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, resulting from the suspension of our share redemption program and the DRIP Offering by our board of directors on December 6, 2012.
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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended June 30, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
Prior to the Merger, we were party to certain agreements with Cole Advisors II and its affiliates, whereby we have paid, and, through the consummation of the Merger continued to pay, certain fees to, or reimburse certain expenses of, Cole Advisors II or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees, real estate commissions and reimbursement of certain operating costs. See Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of June 30, 2013, $212.3 million of the $1.8 billion outstanding on notes payable and the Credit Facility was subject to variable interest rates. The Revolving Loans under the Credit Facility bore interest at a weighted average rate of 5.75%. The remaining variable rate debt bore interest at the one-month LIBOR plus 275 basis points. As of June 30, 2013, an increase of 50 basis points in interest rates would result in a change in interest expense of $1.1 million per year, assuming all of our derivatives remain effective hedges.

As of June 30, 2013, we had four interest rate swap agreements outstanding, which mature on various dates from November 2014 through March 2016, with an aggregate notional amount under the swap agreements of $188.7 million and an aggregate net fair value of $(1.2) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2013, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $675,000. These interest rate swaps were designated as hedging instruments. In connection with the Merger, we terminated the interest rate swap agreement associated with $111.1 million of variable rate debt. As a result, we recorded an unrealized loss of $529,000 in merger related expenses, $823,000 of which was previously recorded in accumulated other comprehensive income.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and the other named defendants in the merger litigation signed an MOU regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release and dismissal of all asserted claims. The asserted claims will not be released and dismissed until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation.
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
As of June 30, 2013, we had accepted subscriptions for 231.2 million shares (including shares sold pursuant to the DRIP Offering and net of redemptions) of common stock in the Offerings, resulting in gross proceeds of $2.3 billion, out of which we paid $171.8 million in selling commissions and dealer manager fees, $70.5 million in acquisition fees, $24.5 million in finance coordination fees, and $16.3 million in organization and offering costs to our advisor or its affiliates. We paid no selling commissions, dealer manager fees, acquisition fees or organization and offering costs to Cole Capital Corporation during the three months ended June 30, 2013.
Total net offering proceeds from the Offerings were $2.0 billion as of June 30, 2013. With the net offering proceeds and indebtedness, we acquired $3.5 billion in real estate and related assets, net of gross intangible lease liabilities. We did not sell any equity securities during the three months ended June 30, 2013.
As a result of the suspension of the share redemption program in December 2012, all redemption requests received from stockholders during the fourth quarter of 2012 on or before December 6, 2012 and that were determined to be in good order on or before December 12, 2012 were honored in accordance with the terms, conditions and limitations of the share redemption program. We did not process or accept any requests for redemptions or redeem any shares during the three months ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Michael A. Bender
Name:	Michael A. Bender
Title:	Chief Financial Officer, Senior Vice President and Treasurer(Principal Accounting Officer)
Date: August 9, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 22, 2013, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 8, 2013, by and among Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation, Spirit Realty Capital, Inc., a Maryland corporation, Cole Operating Partnership II, LP, a Delaware limited partnership and Spirit Realty, L.P., a Delaware limited partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 and Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 9, 2013, respectively).

3.1
Articles of Merger by and between Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation, and Spirit Realty Capital, Inc., a Maryland corporation and the Amended and Restated Charter of Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.) attached thereto as Exhibit A. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on July 17, 2013).

3.2
Second Amended and Restated Bylaws of Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on July 17, 2013).

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