Form 10-Q
period 2013-09-30
Spirit Realty Capital, Inc.
filed 2013-11-12
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of November 7, 2013, there were 370,354,279 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.) outstanding.

SPIRIT REALTY CAPITAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,264,359	$1,328,437
Buildings and improvements	4,033,928	2,036,987
Real estate assets under direct financing leases, net	58,843	—
Total real estate investments	6,357,130	3,365,424
Less: accumulated depreciation	(547,065)	(490,938)
	5,810,065	2,874,486
Loans receivable, net	119,009	51,862
Intangible lease assets, net	614,436	187,362
Real estate assets held for sale, net	86,691	5,898
Net investments	6,630,201	3,119,608
Cash and cash equivalents	42,375	73,568
Deferred costs and other assets, net	97,820	54,501
Goodwill	290,055	—
Total assets	$7,060,451	$3,247,677
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities, net	$151,508	$—
Mortgages and notes payable, net	3,454,935	1,894,878
Intangible lease liabilities, net	213,918	45,603
Accounts payable, accrued expenses and other liabilities	105,505	53,753
Total liabilities	3,925,866	1,994,234
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 370,561,041 issued shares; 370,354,279 outstanding shares at September 30, 2013 and 161,625,144 shares issued and outstanding at December 31, 2012	3,706	1,616
Capital in excess of par value	3,857,955	1,827,632
Accumulated deficit	(724,843)	(575,034)
Accumulated other comprehensive loss	(291)	(771)
Treasury stock, at cost (206,762 shares)	(1,942)	—
Total stockholders’ equity	3,134,585	1,253,443
Total liabilities and stockholders’ equity	$7,060,451	$3,247,677
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rentals	$131,495	$66,581	$271,702	$198,631
Interest income on loans receivable	1,797	1,483	4,037	4,495
Earned income from direct financing leases	708	—	708	—
Tenant reimbursement income	2,589	—	2,589	—
Interest income and other	500	161	1,816	701
Total revenues	137,089	68,225	280,852	203,827
Expenses:
General and administrative	9,946	17,362	26,068	30,083
Merger costs	45,071	—	56,629	—
Property costs	5,131	947	6,586	3,181
Real estate acquisition costs	470	33	688	1,293
Interest	50,386	41,975	126,376	122,938
Depreciation and amortization	48,338	26,237	105,197	78,554
Impairments	—	—	1,602	7,955
Total expenses	159,342	86,554	323,146	244,004
Loss from continuing operations before other expense and income tax expense	(22,253)	(18,329)	(42,294)	(40,177)
Other expense:
Loss on debt extinguishment	—	(32,522)	—	(32,522)
Total other expense	—	(32,522)	—	(32,522)
Loss from continuing operations before income tax expense	(22,253)	(50,851)	(42,294)	(72,699)
Income tax expense	803	74	946	394
Loss from continuing operations	(23,056)	(50,925)	(43,240)	(73,093)
Discontinued operations:
(Loss) income from discontinued operations	(89)	45	105	(340)
Gain on dispositions of assets	1,237	1,021	1,226	2,390
Income from discontinued operations	1,148	1,066	1,331	2,050
Net loss	(21,908)	(49,859)	(41,909)	(71,043)
Less: preferred dividends	—	—	—	(8)
Net loss attributable to common stockholders	$(21,908)	$(49,859)	$(41,909)	$(71,051)
Net (loss) income per share of common stock—basic and diluted:
Continuing operations	$(0.07)	$(0.91)	$(0.20)	$(1.42)
Discontinued operations	—	0.02	0.01	0.04
Net loss per share attributable to common stockholders	$(0.07)	$(0.89)	$(0.19)	$(1.38)
Weighted average common shares outstanding:
Basic and diluted common shares	329,527,874	55,909,384	216,749,378	51,496,427
Dividends declared per common share issued	$0.1641	$—	$0.4922	$—
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(21,908)	$(49,859)	$(41,909)	$(71,043)
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on cash flow hedges	(320)	(433)	149	(873)
Net cash flow hedge losses reclassified to operations	120	5,190	331	7,591
Total comprehensive loss	$(22,108)	$(45,102)	$(41,429)	$(64,325)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2012	161,625,144	$1,616	$1,827,632	$(575,034)	$(771)	—	$—	$1,253,443
Common shares issued in connection with merger	208,570,007	2,086	2,023,426	—	—	—	—	2,025,512
Net loss	—	—	—	(41,909)	—	—	—	(41,909)
Other comprehensive income	—	—	—	—	480	—	—	480
Dividends declared on common stock	—	—	—	(107,827)	—	—	—	(107,827)
Repurchase of common shares	—	—	—	—	—	(206,762)	(1,942)	(1,942)
Stock-based compensation, net	365,890	4	6,897	(73)	—	—	—	6,828
Balances, September 30, 2013	370,561,041	$3,706	$3,857,955	$(724,843)	$(291)	(206,762)	$(1,942)	$3,134,585
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(41,909)	$(71,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	108,336	83,725
Impairments	5,668	11,147
Amortization of deferred financing costs	12,457	2,550
Amortization of interest rate hedge (gains) losses and other derivative losses	(101)	11,477
Amortization of debt discounts	5,588	7,726
Stock-based compensation expense	6,901	4,121
(Gain) loss on debt extinguishment	(1,028)	32,522
Gains on dispositions of real estate and other assets, net	(1,467)	(2,390)
Non-cash revenue	(15,191)	(1,683)
Other	(41)	(39)
Changes in operating assets and liabilities:
Deferred costs and other assets	(8,262)	1,637
Accounts payable, accrued expenses and other liabilities	(1,826)	(2,873)
Net cash provided by operating activities	69,125	76,877
Investing activities
Acquisitions/improvements of real estate	(176,080)	(86,878)
Investments in loans receivable	—	(3,500)
Collections of principal on loans receivable and real estate assets under direct financing leases	13,878	16,385
Proceeds from dispositions of real estate and other assets	135,270	19,736
Cash acquired in connection with merger	9,400	—
Transfers of sale proceeds and loan principal collections from (to) restricted account	7,018	(2,113)
Net cash used in investing activities	(10,514)	(56,370)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Cash Flows - (continued)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Financing activities
Borrowings under lines of credit	266,705	—
Repayments under lines of credit	(115,197)	—
Repayment of line of credit previously belonging to Cole II	(324,111)	—
Borrowings under mortgages and notes payable	238,140	41,210
Repayments under mortgages and notes payable	(33,339)	(31,594)
Repayments/repurchases of Term Note payable	—	(398,983)
Deferred financing costs	(20,041)	(2,926)
Proceeds from issuance of common stock, net of offering costs	—	400,915
Stock issuance costs	(518)	—
Purchase of treasury stock	(1,942)	—
Consent fees paid to lenders	(5,449)	(10,672)
Dividends paid/distributions to equity owners	(85,897)	(8)
Transfers to escrow deposits with lenders	(8,155)	(22,584)
Net cash used in financing activities	(89,804)	(24,642)
Net decrease in cash and cash equivalents	(31,193)	(4,135)
Cash and cash equivalents, beginning of period	73,568	49,536
Cash and cash equivalents, end of period	$42,375	$45,401
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 1. Organization
Company Organization and Operations
Spirit Realty Capital, Inc. (the "Company") is a Maryland corporation incorporated on August 14, 2003. The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors.
On September 25, 2012, the Company completed its initial public offering (the “IPO”) of 29.0 million shares of common stock. On October 1, 2012, the underwriters exercised their option to purchase additional shares in full, and the Company issued an additional 4.4 million shares of common stock. Concurrently with the completion of the IPO, the Company issued shares of its common stock to extinguish $330.0 million of its term note (the “Term Note”) indebtedness.
On July 17, 2013, the Company merged with and into Cole Credit Property Trust II, Inc. ("Cole II"), a Maryland Corporation formed on September 29, 2004, pursuant to the Merger Agreement (as defined below).
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Spirit Operating Partnership”), which is a Delaware limited partnership. Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Spirit Operating Partnership. The Company is the sole limited partner and owns the remaining 99.0% of the Spirit Operating Partnership.
The Company is a self-administered and self-managed real estate investment trust (“REIT”) that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis primarily to tenants engaged in retail, service, and distribution industries. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where the Company’s tenants conduct retail, distribution, or service activities that are essential to the generation of their sales and profits. Under a triple-net lease the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as insurance, real estate taxes, and repair and maintenance costs. In support of its primary business of owning and leasing real estate, the Company has also strategically originated or acquired long-term, commercial mortgage and equipment loans to provide a range of financing solutions to its tenants.
References in these notes to “Spirit Realty Capital,” the “Company,” “we,” “our,” and “us” are to Spirit Realty Capital, Inc. The financial results of pre-merger Spirit Realty Capital include all periods presented prior to July 17, 2013, and those of the combined Spirit Realty Capital and Cole II ("New Spirit") are from July 17, 2013 through September 30, 2013.
Recent developments
    Close of the Merger
On July 17, 2013, the Company, Cole II, the Spirit Operating Partnership and the Cole Operating Partnership II, LP (the “Cole Operating Partnership”) closed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement” or "Merger") and the Company merged with and into Cole II, resulting in the pre-merger legal entity of the Company ceasing to exist and Cole II, continuing as the surviving corporation (the "Surviving Corporation") and adopting the name Spirit Realty Capital, Inc. Additionally, the Cole Operating Partnership merged with and into the Spirit Operating Partnership with the Spirit Operating Partnership continuing as the surviving limited partnership (the “Surviving Partnership”).
In accordance with ASC 805, Business Combinations, the Company has accounted for the transaction as a reverse acquisition. Consequently, the Company is presented as the accounting acquirer, and the results of operations of Cole II are included in the Company's Condensed Consolidated Statements of Operations beginning on July 17, 2013, the date of the Merger. In the Merger, the Company acquired 747 properties and 69 secured mortgage loans

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

receivable, representing a $3.6 billion investment in real estate. The property portfolio is comprised of operationally essential commercial real estate and is generally consistent with the Company’s core investment strategy. The properties collateralize approximately $1.8 billion of indebtedness, which was assumed in the transaction. See Note 3 for additional discussion of the Company's Merger with Cole II.
Financing
In connection with the Merger Agreement, on January 22, 2013, the Company entered into a commitment letter (the Barclays Commitment Letter) with Barclays Bank PLC, pursuant to which Barclays Bank PLC committed to provide, subject to the conditions set forth in the Barclays Commitment Letter, a $575.0 million secured term loan facility and a $50.0 million senior secured revolving credit facility. On June 19, 2013, the Barclays Commitment Letter was replaced with commitments for a new $400.0 million credit facility (the “New Credit Facility”) and two new loan agreements of Commercial Mortgage Backed Securities (“New CMBS") that provide for extensions of credit aggregating $203.0 million.
At the close of the Merger on July 17, 2013, Spirit Realty, L.P. terminated its $100.0 million secured revolving Credit Facility (the “Credit Facility”), pursuant to that certain credit agreement, dated as of September 25, 2012. Concurrent with the Credit Facility termination, the Surviving Partnership, and various affiliates thereof, executed the New Credit Facility credit agreement (the “Credit Agreement”) with various lenders. The Surviving Partnership’s obligations under the Credit Agreement are guaranteed by the Company and certain affiliates of the Company. Pursuant to the terms of the Credit Agreement, the Surviving Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements.
On July 17, 2013, two special purpose entities of the Company entered into separate New CMBS loan agreements with German American Capital Corporation (“GACC”) and Barclays Bank PLC (“Barclays”) for loan amounts of $100.9 million and $102.1 million, respectively. As of September 30, 2013, the GACC and Barclays loans were collateralized by 24 and 26 properties, respectively. As of the date of the agreements, the Surviving Partnership entered into a guaranty of certain non-recourse carve out obligations for each special purpose entity under the loan agreements. See Note 6 for additional discussion of the Company's indebtedness.
Acquisitions and dispositions
Excluding the properties acquired in the Merger, during the nine months ended September 30, 2013, the Company purchased 80 properties, representing an aggregate gross investment in real estate properties of $175.8 million. During the same period, the Company sold or disposed of 17 properties, including the sale of two multi-tenant properties acquired in the Merger. The fair value of the multi-tenant properties sold totaled $263.5 million and were encumbered by $148.2 million of indebtedness assumed by the Company. See Note 4 for additional discussion of the Company's investments.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Spirit Realty Capital and its consolidated subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

The unaudited condensed consolidated financial statements include the accounts of Spirit Realty Capital and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Spirit Realty Capital has formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable (see Note 6). As a result, the vast majority of the Company’s consolidated assets are held in these wholly owned special purpose entities, and are subject to debt. Each special purpose entity is a separate legal entity, and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.
Segment Reporting
Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, established standards for the manner in which public enterprises report information about operating segments. The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Real Estate Investments
Purchase Accounting and Acquisition of Real Estate - When acquiring a property for investment purposes, the Company allocates the purchase price (including acquisition and closing costs) to land, building, improvements, and equipment based on their relative fair values. For properties acquired with in-place leases, the Company allocates the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values and acquisition costs are expensed as incurred. In making estimates of fair values for this purpose, the Company uses a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities.
Lease Intangibles - Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in the Company’s consolidated statements of operations.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Allowance for Doubtful Accounts
The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. The Company provided for reserves for uncollectible amounts totaling $4.9 million and $3.6 million at September 30, 2013 and December 31, 2012, respectively, against accounts receivable balances of $15.3 million and $7.6 million, respectively; receivables are recorded within deferred cost and other assets, net in the accompanying condensed consolidated balance sheets. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances and established a provision for losses of $8.8 million and $15.3 million at September 30, 2013 and December 31, 2012, respectively, against accrued rental revenue receivables of $31.1 million and $22.7 million, respectively. The Company's periodic review includes management’s estimates of uncollectible receivables and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables. During the three months ended September 30, 2013, the Company decreased its allowance for straight-line rent by $10.9 million due primarily to the Company’s determination that the risk of loss associated with a tenant that had a significant concentration in the straight-line rent portfolio had decreased as a result of the tenant’s sustained improvement in financial performance.
Loans Receivable
Impairment and Allowance for Loan Losses - The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. The allowance for loan losses was $4.7 million and $5.1 million at September 30, 2013 and December 31, 2012, respectively.
A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2013 and December 31, 2012, two mortgages and one note were placed on nonaccrual status and have been fully reserved.
Restricted Cash and Escrow Deposits
The Company classified restricted cash and deposits in escrow totaling $39.6 million and $34.7 million at September 30, 2013 and December 31, 2012, respectively, in deferred costs and other assets, net in the accompanying condensed consolidated balance sheets. Included in the balance at each of September 30, 2013 and December 31, 2012 is approximately $9.7 million in restricted cash deposited during 2012 to secure lender consents to the IPO. At September 30, 2013, the Company held restricted cash related to $8.1 million of deposits to lender accounts as a condition of securing lender consents to the Merger. These cash balances are restricted as to use under certain of the Company’s debt agreements. In addition, during 2012, the Company deposited $8.0 million in a collateral account with one of its lenders which may be applied, at the lender’s discretion, towards a reduction of the outstanding principal balance of the related loan. The Company also has the right to replace this cash collateral with a letter of credit. Also included in the restricted cash balance as of September 30, 2013 is $7.5 million of proceeds related to property dispositions that occurred during the quarter that have yet to be released or used towards the acquisition of new properties. The remaining balance of restricted cash consists primarily of cash held in lender controlled accounts that is used to meet future debt service requirements.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders, and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying condensed consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.
Franchise taxes are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary is subject to federal, state, and local taxes, which are not material.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or the SEC that are adopted by us as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.
In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-1, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update clarifies that ASU 2011-11 applies to entities that are accounting for derivatives under ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset under ASC 210-20-45 or ASC 815-10-45 or an enforceable master netting arrangement or similar agreement. This update became effective for fiscal years beginning on or after January 1, 2013, and interim periods therein. The adoption of this ASU did not have a material impact on the Company’s financial statements.
In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve reporting of reclassification of items out of accumulated other comprehensive income by requiring entities to report the effect of any significant reclassifications on the respective line items on the income statement when the amount is required to be reclassified in its entirety in the same reporting period. Additionally, for items that are not required to be reclassified completely to net income, the entity will be required to cross reference other disclosures that provide additional information about the amounts. The information provided about amounts that are reclassified out of accumulated other comprehensive income must be reported by component. The amendments of this update are effective beginning December 15, 2012. The adoption of this ASU did not have any impact on the Company’s financial statements.

Note 3. Merger with Cole II

On July 17, 2013, the Company and Cole II merged, with Cole II continuing as the Surviving Corporation and adopting the name Spirit Realty Capital, Inc. The Cole Operating Partnership also merged with and into the Spirit Operating Partnership, with the Spirit Operating Partnership continuing as the surviving partnership. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse merger in which (a) Cole II was deemed the "legal acquirer" because Cole II issued its common stock to the Spirit Realty Capital stockholders and (b) the Company was the "accounting acquirer." The Company’s prevailing influence over New Spirit, including a majority of its Board of Directors remaining and its surviving senior management, was a key factor in the Company obtaining control and being deemed the accounting acquirer. With the Merger, the Company added 747 properties and 69 secured mortgage loans to its portfolio.

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the Merger on July 17, 2013 was canceled and converted into the right to receive 1.9048 shares of common stock, par value $0.01 per

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

share, of New Spirit (“New Spirit Common Stock”). Upon receiving the converted shares of New Spirit Common Stock, the stockholders of the Company held an equity interest of approximately 44% of New Spirit.

The consideration transferred was computed on the basis of the Company’s closing stock price of $18.50 on July 17, 2013, multiplied by the inverse of the Merger Agreement exchange ratio (0.525) multiplied by the number of Cole II shares of common stock outstanding at the close of the Merger.

The preliminary allocation of the purchase price consideration of approximately $2.0 billion is calculated below as of the July 17, 2013 closing date (dollars in thousands, except per share amounts):

Cole II shares outstanding	208,570,007
Inverse of exchange ratio	0.525
109,499,254
Spirit Realty Capital share price	$18.50
Consideration paid	$2,025,737

The Company has accounted for the Cole II merger in accordance with ASC 805, Business Combinations, and is in the process of completing the allocation of the purchase price for the Merger, which the Company expects to finalize later this year. The following table summarizes the preliminary purchase price allocation, which represents the current best estimate of acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Assets
Investments:
Real estate investments:
Land and improvements	$944,060
Buildings and improvements	2,204,704
Real estate investments under direct financing leases, net	58,765
Loans receivable, net	81,433
Intangible lease assets	482,321
Net investments	3,771,283
Cash and cash equivalents	9,400
Deferred costs and other assets, net	12,278

Total assets	$3,792,961

Liabilities
Revolving credit facilities	$324,111
Mortgages and notes payable, net	1,512,029
Intangible lease liabilities	190,330
Accounts payable, accrued expenses and other liabilities	30,809

Total liabilities	$2,057,279

Estimated fair value of net assets acquired	$1,735,682

The final allocation of the purchase price will be based on the Company's assessment of the fair value of the acquired assets and liabilities using both Level 2 and 3 inputs, as summarized below.  The final purchase price allocation may differ significantly from the estimates above.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Real estate investments
The fair value of real estate is generally calculated by applying an income approach methodology using both direct capitalization and discounted cash flow analysis. Key assumptions include capitalization and discount rates. Our valuations are based, in part, on valuations prepared by an independent valuation firm.

Lease Intangibles
The fair value of in-place leases are calculated based upon our estimate of the costs to obtain tenants in each of the applicable markets. An asset or liability is recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. Our valuations of the intangible assets are based, in part, on valuations prepared by an independent valuation firm. Total lease intangibles acquired had a weighted-average remaining amortization period of 15.7 years. Included in lease intangibles are in-place leases, above market leases, and below market leases which, upon acquisition, had weighted-average remaining amortization periods of 14.1, 11.1, and 21.0 years, respectively.

Debt
The fair value of debt is estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities.

Merger Costs
In connection with the Merger, the Company incurred and expensed merger costs of approximately $45.1 million and $56.6 million during the three and nine months ended September 30, 2013, respectively, which included legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses. Goodwill is allocated to the Company at an enterprise level, which is representative of the reporting unit.

Goodwill
Goodwill of $290.1 million was recognized as part of the preliminary purchase price allocation. The Merger and integration of the Cole II portfolio provides for several potential benefits and synergies that include, but are not limited to, the following; the Merger will double the size of the total portfolio, further diversify the portfolio geographically and by industry, reduce tenant concentrations, improve overall credit quality of the portfolio, and increase operating efficiency. The Merger is also expected to significantly improve the Company’s access to the capital markets and allow for more advantageous acquisition opportunities.

Pro Forma Information
The following unaudited pro forma information presents our operating results as though the Merger had been consummated as of January 1, 2012. The pro forma information does not necessarily reflect the actual results of operations had the Merger been consummated at the beginning of the period indicated nor is it necessarily indicative of future results. Additionally, the unaudited pro forma condensed consolidated financial statements do not include the impact of all the potential synergies that may be achieved from the Merger or any strategies that New Spirit's management may consider in order to continue to efficiently manage the on-going operations of New Spirit. The actual results for the three and nine months ended September 30, 2013 include total revenues and net income attributable to common stockholders from the acquired properties of $52.3 million and $8.3 million, respectively, from the close of the Merger (July 17, 2013) through September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$148,100	$133,924	$420,712	$402,058
Income from continuing operations	26,280	16,264	57,799	38,976

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

The Company incurred nonrecurring pro forma adjustments to operations directly attributable to the merger consisting primarily of legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Nonrecurring pro forma adjustments	$44,952	$(4,338)	$71,369	$(14,888)

Note 4. Investments
Real Estate Investments
At September 30, 2013 and December 31, 2012, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $7.10 billion and $3.65 billion, respectively. These investments are comprised of 2,083 and 1,207, respectively, owned or financed properties that are geographically dispersed throughout 48 states. Only one state, Texas, with a 12.9% investment, accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At September 30, 2013 and December 31, 2012, respectively, the Company’s gross investment portfolio was comprised of 1,932 and 1,122 owned properties. The Company also held 151 and 85 properties securing mortgage loans receivable with aggregate carrying amounts of $118.5 million and $40.1 million as of September 30, 2013 and December 31, 2012, respectively. Other loans receivable with aggregate carrying amounts of $0.5 million and $11.8 million were also held as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013, the Company had the following gross real estate and loan activity:

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
		(In Thousands)
Balance, December 31, 2012	1,207	$3,654,925
Acquisitions/improvements and loan originations - Non-merger	80	176,620
Acquisitions/improvements and loan originations - Cole/Merger	816	3,581,131
Dispositions of real estate (b) (c) (Note 12)	(17)	(296,601)
Principal payments and payoffs	(3)	(13,956)
Impairments	—	(5,951)
Loan premium amortization and other	—	(619)
Balance, September 30, 2013	2,083	$7,095,549

(a)
The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable and real estate assets held under direct financing leases.

(b)	The total accumulated depreciation and amortization associated with dispositions of real estate was $8.2 million for the nine months ended September 30, 2013.

(c)	The balance includes a real estate property surrendered to a lender resulting in a gain on debt extinguishment of approximately $1.0 million.
The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs; therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At September 30, 2013, 18 of the Company’s

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

properties were vacant, not subject to a lease and in the Company’s possession; two of these properties were held for sale. At December 31, 2012, 14 properties were vacant, not subject to a lease and in the Company’s possession; five of these properties were held for sale.
Certain of the Company’s leases contain tenant purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options under GAAP.
Real Estate Assets Under Direct Financing Leases
The Company had no direct financing leases at December 31, 2012. The components of investment assets held under direct financing leases, which were acquired in the Merger, as of September 30, 2013 were as follows (in thousands):

September 30, 2013
Minimum lease payments receivable	$20,502
Estimated residual value of leased assets	57,739
Unearned income	(19,398)
Total	$58,843
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the nine months ended September 30, 2013:

	Number of Properties	Carrying Value
		(In Thousands)
Balance, December 31, 2012	7	$5,898
Transfers from real estate investments	9	86,604
Sales (Note 12)	(8)	(5,811)
Balance, September 30, 2013	8	$86,691
Impairments
The following table summarizes total impairment losses recognized for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real estate and intangible asset impairment	$1,963	$1,070	$5,547	$8,518
Write-off of lease intangibles due to lease terminations	—	—	488	2,809
Loans receivable recovery	—	—	(367)	(180)
Total impairment loss continuing and discontinued operations	$1,963	$1,070	$5,668	$11,147

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Note 5. Lease Intangibles, net
The following table details lease intangible assets and liabilities, net of accumulated amortization, as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
In-place leases	$650,126	$271,392
Above-market leases	88,493	21,139
Less: accumulated amortization	(124,183)	(105,169)
Intangible lease assets, net	$614,436	$187,362

Below-market leases	$233,800	$61,938
Less: accumulated amortization	(19,882)	(16,335)
Intangible lease liabilities, net	$213,918	$45,603
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $1.5 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively. $0.5 million of the increase in 2013 was attributable to the acquisition of properties in connection with the Merger. The value of in-place leases amortized and included in depreciation and amortization expense was $19.8 million and $13.4 million for the nine months ended September 30, 2013 and 2012, respectively. $6.5 million of the increase in 2013 was also a result of the properties acquired in the Merger.

Note 6. Debt
The Company's debt is summarized below:

	2013 Weighted Average Effective Interest Rates (a)	September 30, 2013	December 31, 2012
		(In Thousands)
Revolving credit facilities	4.92%	$151,508	$—
Master trust notes	6.54%	918,073	937,395
CMBS - fixed-rate	5.26%	2,403,340	963,663
CMBS - variable-rate (b)	4.71%	129,638	49,460
Unsecured fixed rate promissory note	9.90%	1,475	1,571
		3,604,034	1,952,089
Unamortized net debt premium (discount)		2,409	(57,211)
Total debt, net		$3,606,443	$1,894,878
(a) The effective interest rates include amortization of debt discount, amortization of deferred financing costs, and related debt insurer premiums, where applicable, calculated as of September 30, 2013.
(b) Variable-rate notes are predominately hedged with interest rate swaps (see Note 7).
Revolving Credit Facilities
$400 million Credit Facility - On July 17, 2013, the Spirit Operating Partnership and various affiliates thereof, entered into the New Credit Facility with various lenders. The Spirit Operating Partnership’s obligations under the New Credit Facility are guaranteed by Spirit Realty Capital, Inc., OP Holdings, Spirit Master Funding IV, LLC, a Delaware limited liability company, and Spirit Master Funding V, LLC, a Delaware limited liability company. Pursuant to the New Credit Facility, consistent with the terms, conditions and provisions of a three-year revolving credit

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

facility, the Spirit Operating Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not exceeding $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The New Credit Facility bears interest, at the Spirit Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Spirit Operating Partnership’s leverage ratio. The Spirit Operating Partnership is also required to pay a fee on the unused portion of the New Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter, which amounted to $0.2 million for the quarter ended September 30, 2013. As of September 30, 2013, unamortized deferred financing costs incurred in connection with the New Credit Facility totaled $4.2 million. As of September 30, 2013, $120.0 million was outstanding on the New Credit Facility under two separate advances, secured by 280 properties, at a weighted average effective interest rate during the quarter of 4.73%.

In connection with the Merger, the Company terminated its existing secured revolving credit facility that allowed for borrowings of up to $100.0 million and provided for a maximum additional loan commitment of $50.0 million. At the time of termination, $40.0 million of outstanding indebtedness was repaid along with approximately $0.1 million of interest and fees. At the time of the termination, $1.7 million of unamortized deferred financing fees were charged to interest expense. During the nine months ended September 30, 2013, $0.2 million of fees on the unused portion of the credit facility, were included in interest expense prior to termination.
Line of Credit - In March 2013, a special purpose entity owned by the Company entered into a $25.0 million secured revolving credit facility, which was subsequently amended to increase the size of the facility to $40.0 million (“Line of Credit”). The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24 month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of September 30, 2013, $31.5 million was outstanding on the Line of Credit under four separate advances, secured by 34 properties, at a weighted average effective interest rate of 5.62%.
Master Trust Notes
Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC, all of which are indirect wholly-owned subsidiaries, have issued three series of net-lease mortgage notes payable (the "Notes") that are secured by all assets owned by these entities. The Series 2005-1 Notes are comprised of two separate tranches; tranche A-1 is an amortizing note with a stated rate of 5.05% and tranche A-2 consists of an interest-only note with a stated rate of 5.37%; both are due in 2020, with outstanding balances as of September 30, 2013 of $102.7 million and $258.3 million, respectively. The Series 2006-1 Notes are amortizing with a stated rate of 5.76%, due in 2021, with a outstanding balance of $239.9 million as of September 30, 2013. The Series 2007-1 Notes are amortizing with a stated rate of 5.74%, due in 2020, with an outstanding balance of $317.2 million as of September 30, 2013. The Notes also require debt insurer premiums of 0.30% to 0.32% of the outstanding principal amount, which are reflected in interest expense. As of September 30, 2013, the Notes are secured by 626 properties in total.
CMBS
The Company has 198 fixed and 8 variable rate CMBS loans that are secured by mortgages on certain of the leased properties and related assets. The weighted average effective interest rates for the nine months ended September 30, 2013 for the fixed rate notes ranged from 3.90% to 8.39% and the variable notes ranged from 2.68% to 4.75%. As of September 30, 2013, the fixed and variable rate loans have balances outstanding of $2.4 billion and $129.6 million, respectively, and are secured by 893 and 77 properties, respectively.
Debt Covenants
The Company's debt agreements contain various financial and non-financial covenants, including maintenance of specified financial ratios. The Company was in compliance with all covenants as of September 30, 2013.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

As of September 30, 2013, scheduled debt maturities of the Company’s revolving credit facilities, mortgages and notes payable, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2013	$13,292	$5,000	$18,292
2014	54,907	72,261	127,168
2015	55,578	271,147	326,725
2016	49,087	889,805	938,892
2017	42,428	944,994	987,422
Thereafter	146,225	1,059,310	1,205,535
	$361,517	$3,242,517	$3,604,034
Balloon payments subsequent to 2017 are as follows: $95.8 million due in 2018, $39.5 million due in 2019, $294.5 million due in 2020, $167.5 million due in 2021, $292.2 million due in 2022, and $169.8 million due in 2023.
The following table summarizes interest expense on the related borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense – Term Note payable	$—	$6,210	$—	$19,925
Interest expense – revolving credit facilities	1,196	—	1,572	—
Interest expense – mortgages and notes payable	47,196	29,879	106,284	89,313
Interest expense – other	8	1	475	9
Amortization of deferred financing costs (a)	2,327	837	12,457	2,550
Amortization of net losses related to interest rate swaps	—	1,081	—	3,415
Amortization of debt (premium)/discount(b)	(341)	3,967	5,588	7,726
Total interest expense	$50,386	$41,975	$126,376	$122,938

(a)	Includes $9.5 million arising from financing commitments related to the Merger for the nine months ended September 30, 2013.

(b)
Income recognized for the three months ended September 30, 2013 is attributable to the amortization of debt premiums recorded on debt assumed in the Merger and recorded at fair value under purchase accounting.

Debt premium/discount net is amortized to interest expense using the effective interest method over the terms of the related notes. The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized financing costs totaled $12.5 million and $3.8 million at September 30, 2013 and December 31, 2012, respectively, and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Note 7. Derivative and Hedging Activities
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value and included in the accompanying condensed consolidated balance sheets. Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.
In connection with the Merger, the Company acquired three interest rate swap derivative contracts. The Company formally documented and re-designated these interest rate swaps as cash flow hedges. Although the derivatives were recorded at fair value at the time of the merger, the resulting off-market cash flow hedges were deemed highly effective upon re-designation.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

	Balance Sheet Location					Fair Value of Liability		Fair Value of Asset
Derivatives Designated as Hedging Instruments	September 30, 2013	Notional Amount	Interest Rate	Effective Date	Maturity Date	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,788	4.67%	10/06/11	10/06/16	$(147)	$(218)	$—	$—
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$7,594	4.34%	02/06/12	10/06/16	(94)	(157)	—	—
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$11,055	4.62%	06/28/12	07/06/17	(69)	(219)	—	—
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,860	5.80%	07/17/13	03/01/16	(361)	—	—	—
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	(204)	—	—	—
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$38,250	3.52%	07/17/13	09/26/14	(195)	—	—	—
Interest Rate Swap	Deferred costs and other assets, net	$17,742	5.24%	08/30/12	08/30/17	—	(177)	61	—
						$(1,070)	$(771)	$61	$—

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

The following tables provide information about the amounts recorded in AOCL, as well as the gain or (loss) recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest rate swaps	$(320)	$(433)	$149	$(873)
	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Reclassified from AOCL into Operations	2013	2012	2013	2012
Interest expense	$(120)	$(1,153)	$(309)	$(3,554)
General and administrative expense	$—	$(4,037)	$(22)	$(4,037)
	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of (Loss) or Gain Recognized in Operations on Derivatives	2013	2012	2013	2012
General and administrative expense	$(22)	$(13)	$32	$(13)
The balance of ineffectiveness recorded in earnings for the three and nine months ended September 30, 2013, includes a $0.1 million loss resulting from the cash net settlement of the off-market financing element associated with the derivatives assumed in the Merger. Approximately $0.4 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next 12 months. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with counterparties it considers credit-worthy. As of September 30, 2013 and December 31, 2012, there were no termination events or events of default related to the interest rate swaps.

Note 8. Stockholders’ Equity
The equity structure in the condensed consolidated financial statements following the reverse merger reflects the equity structure of the Surviving Corporation. As a result, the Company's common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the exchange ratio of 1.9048 established in the Merger Agreement. As updated by an amendment and restatement of the charter of Cole II at the effective time of the Merger, and as of September 30, 2013, the total number of shares of all classes of capital stock which the Surviving Corporation will have the authority to issue is 490 million, consisting of 470 million shares of common stock, par value $0.01 per share and 20 million shares of preferred stock, par value of $0.01 per share. As of December 31, 2012 and prior to the effective time of the Merger, the total number of shares of all classes of capital stock which the Company had the authority to issue was 120 million, consisting of 100 million shares of common stock, par value $0.01 per share and 20 million shares of preferred stock, par value of $0.01 per share.

During the six months ended June 30, 2013, the Company declared cash dividends equivalent to $0.625 per share (or $0.3281 adjusted for the 1.9048 merger exchange ratio) on its common stock. During the three months ended

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

September 30, 2013, the Company declared pre- and post-merger pro-rata daily cash dividends equivalent to $0.0034 (or $0.001783 adjusted for the 1.9048 merger exchange ratio) per share and $0.001783 per share, respectively.
On September 25, 2013, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested. The vesting of these shares, granted in connection with the Company’s initial public offering one year ago and pursuant to the Company’s 2012 Incentive Award Plan (the "Plan"), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Plan and the award grants, certain executive officers elected to surrender 0.2 million shares valued at $1.9 million solely to pay some or all of the associated minimum statutory tax withholdings. The surrendered shares are held as treasury stock and included in stockholders' equity.

Note 9. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims.
At September 30, 2013, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
At September 30, 2013, the Company had commitments totaling $54.5 million, of which $48.7 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. $50.6 million of these commitments are expected to be funded by December 31, 2013 with the remainder being funded during 2014. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. Based on an ongoing environmental study on one of its properties, the Company’s estimated remediation liability was $0.1 million as of each September 30, 2013 and December 31, 2012.
As of September 30, 2013, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Note 10. Fair Value Measurements
The Company’s assets and liabilities that are required to be measured at fair value in the accompanying condensed consolidated financial statements are summarized below.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
September 30, 2013:
Derivatives:
Interest rate swaps financial liabilities	$(1,070)	$—	$(1,070)	$—
Interest rate swap financial asset	61	—	61	—
December 31, 2012:
Derivatives:
Interest rate swaps financial liabilities	$(771)	$—	$(771)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 of the fair value hierarchy.
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
September 30, 2013:
Long-lived assets held and used	$8,134	$—	$—	$—	$8,134	$(1,481)
Lease intangible assets	—	—	—	—	—	(487)
Long-lived assets held for sale	33,404	(1,157)	—	—	34,561	(4,066)
						$(6,034)
December 31, 2012:
Long-lived assets held and used	$27,449	$(425)	$—	$—	$27,874	$(7,404)
Lease intangible assets	—	—	—	—	—	(2,680)
Long-lived assets held for sale	4,184	(7,983)	—	—	12,167	(3,648)
						$(13,732)
The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

perceived risks at September 30, 2013 and December 31, 2012. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at fair value on the accompanying condensed consolidated balance sheets.
The estimated fair values of the fixed-rate mortgage and other loans receivable, revolving credit facilities and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The mortgage and other loans receivable, revolving credit facilities and the mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$119,009	$126,262	$51,862	$69,926
Revolving credit facilities	151,508	148,910	—	—
Mortgages and notes payable	3,454,935	3,648,134	1,894,878	2,112,670

Note 11. Significant Credit and Revenue Concentration
As of September 30, 2013 and December 31, 2012, the Company’s real estate investments are operated by 354 and 165 tenants, respectively, that engage in retail, service and distribution activities across various industries throughout the United States. Shopko Stores Operating Co., LLC (“Shopko”) and Pamida Stores Operating Co., LLC (“Pamida”), which merged in 2012, operate in the general and discount retailer industry and represent the Company’s largest tenant. Total revenues from the combined Shopko/Pamida (“Shopko/Pamida”) entity for the nine months ended September 30, 2013 and 2012, contributed 21.0% and 26.0% of the Company's total revenues from continuing and discontinued operations, respectively. For the month ended September 30, 2013, revenues for Shopko/Pamida represented 14.5% of the Company's total revenues. No other tenant contributed 10% or more of the Company’s total revenues during any of the periods presented. As of September 30, 2013 and December 31, 2012, the combined properties that are operated by Shopko/Pamida represent approximately 14.6% and 28.4%, respectively, of the Company’s total investment portfolio.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Note 12. Discontinued Operations
Periodically, the Company may sell real estate properties it owns. Gains and losses from any such dispositions of properties and all operations from these properties are required to be reclassified as “discontinued operations” in the condensed consolidated statements of operations, as long as there is no significant continuing involvement in the future cash flows from these properties. As a result of this reporting requirement, each time a property is sold or classified as real estate assets held for sale, the operations of such property previously reported as part of “loss from continuing operations” are reclassified into “discontinued operations.” This presentation has no impact on net loss or cash flow. The net gains or losses from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$3,016	$3,171	$6,967	$8,974
Expenses:
General and administrative	(13)	16	(1)	194
Property costs	362	142	513	349
Interest	47	140	241	408
Depreciation and amortization	769	1,758	3,139	5,171
Impairments	1,963	1,070	4,066	3,192
Total expenses	3,128	3,126	7,958	9,314
(Loss) gain from discontinued operations before other income	(112)	45	(991)	(340)
Other income:
Gain on debt extinguishment	—	—	1,028	—
Other	23	—	68	—
Total other income	23	—	1,096	—
(Loss) income from discontinued operations	(89)	45	105	(340)
Gain on dispositions of real estate	1,237	1,021	1,226	2,390
Total discontinued operations	$1,148	$1,066	$1,331	$2,050
Number of properties disposed of during period	7	7	17	25

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

Note 13. Supplemental Cash Flow Information
In connection with its Merger with Cole II, the Company acquired net assets totaling $1.74 billion in exchange for $2.03 billion of common stock of the Company. During the nine months ended September 30, 2013, the Company reduced its indebtedness by $149.2 million in conjunction with the sale of certain real estate properties including $148.2 million assumed in the Merger. During the same period, the Company surrendered a real estate property totaling $6.9 million, which was encumbered by a mortgage note payable of $7.9 million following a notice of foreclosure. As of September 30, 2013, the Company declared a common stock dividend of $50.2 million, which was paid in October 2013 and approximately $1.1 million of deferred financing costs recorded in deferred costs and other assets were unpaid. During the nine months ended September 30, 2012, in connection with the IPO, the Company reduced its Term Note indebtedness by $330.0 million through the conversion of a portion of its outstanding Term Note into shares of its common stock. The Company also repaid $2.6 million of mortgages and notes payable in conjunction with sales of certain real estate properties and paid $0.7 million of real estate acquisition costs accrued for at December 31, 2011. In addition, as of September 30, 2012, $5.2 million of deferred offering costs recorded in deferred costs and other assets on the condensed consolidated balance sheet were unpaid.

Note 14. Incentive Award Plan and Stock Option Plan
Under the Company’s Incentive Award Plan (the “Plan”), we may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. A total of 5.9 million shares, adjusted for the merger exchange ratio, were initially registered under the Plan. Pursuant to the Merger Agreement, the Plan was assumed by the Surviving Corporation at the effective time of the Merger and the Surviving Corporation registered 3.1 million of the remaining available shares under the Plan in addition to 45,000 shares of common stock options, which were fully vested and remained unexercised under the Surviving Corporation's former non-qualified stock option plan. In connection with the Merger, New Spirit terminated the non-qualified stock option plan, although the outstanding options under this plan continue to be subject to its terms and conditions.
On August 1, 2013, the Compensation Committee of the Board of Directors approved a 2013 bonus program to the Company's named executive officers including performance share awards under the Plan. Pursuant to the performance share awards, each participant is eligible to vest in and receive a percentage range of a target number of shares of the Company's common stock based on the attainment of total shareholder return during the performance period running from September 20, 2012 (the day of the Company's IPO) through December 31, 2015. The percentage range of performance shares that vests is based on the comparative performance of the Company to a specified peer group of companies. In addition, each performance share award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid on the total number of performance shares that ultimately vest, as if such shares had been outstanding on each dividend record date over the period from August 1, 2013 through the issuance date of the shares. In the event of a non-qualifying termination of a participant prior to the performance period end date, all of the rights to performance shares will be automatically forfeited along with the participants' rights to the cash payment of any dividend equivalent.
During the three months ended September 30, 2013, the Company granted 0.4 million shares under the Plan to certain members of the Board, named executive officers and employees. The Company recorded $3.2 million in deferred compensation associated with all grants under the Plan. As of September 30, 2013, 2.9 million shares remain available for grant under the Plan. As of September 30, 2013, approximately 1.8 million non-vested restricted shares of common stock were outstanding.
For the three and nine months ended September 30, 2013, the Company recognized $2.8 million and $6.9 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recognized $4.1 million in stock-based

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2013
(Unaudited)

compensation expense for the three and nine months ended September 30, 2012. During the three months ended September 30, 2013, the Company did not record any stock-based compensation charges related to the fair value measurement of the stock options assumed in Merger.
As of September 30, 2013 and December 31, 2012, the remaining unamortized stock-based compensation expense, including amounts relating to the performance awards, totaled $19.7 million and $15.7 million, respectively, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

Note 15. Loss Per Share
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The equity structure in the condensed consolidated financial statements following the reverse merger reflect the equity structure of the Surviving Corporation including the equity interests issued by the Surviving Corporation to effect the Merger and the retroactive adjustment of the Company's prior period common shares outstanding. The denominator of basic loss per share for each comparative period before the Merger is computed using the Company's historical weighted average number of common shares outstanding multiplied by the exchange ratio of 1.9048 established in the Merger Agreement. The denominator of basic loss per share from the acquisition date to the end of that period shall be the actual number of common shares of the Surviving Corporation outstanding during that period.
The table below is a reconciliation of the numerator used in the computation of basic and diluted loss per share (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations	$(23,056)	$(50,925)	$(43,240)	$(73,093)
Less: preferred dividends	—	—	—	(8)
Loss from continuing operations attributable to common stockholders	(23,056)	(50,925)	(43,240)	(73,101)
Income from discontinued operations	1,148	1,066	1,331	2,050
Net loss attributable to common stockholders	$(21,908)	$(49,859)	$(41,909)	$(71,051)
Weighted average common shares outstanding:
Basic and diluted	329,527,874	55,909,384	216,749,378	51,496,427
For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were non-vested restricted stock and non-vested performance shares during the three and nine months ended September 30, 2013 and primarily the potential shares of common stock for the Term Note debt conversion during the three and nine months ended September 30, 2012. The weighted average number of shares of potentially dilutive securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible Term Note debt	—	43,170,510	—	45,171,111
Non-vested shares of restricted stock	607,505	2,586	761,617	869
Non-vested performance shares	94,711	—	31,917	—
Potentially dilutive shares	702,216	43,173,096	793,534	45,171,980

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 16. Subsequent Events
On November 8, 2013, the Company filed an automatic shelf registration statement, as defined in Rule 405 under the Securities Act of 1933, on Form S-3 with the SEC, which become automatically effective. The shelf registration provides for the registration of common and preferred stock, depositary shares, warrants, rights and units by us or selling security holders on a delayed or continuous basis. Proceeds from any future securities sales by the Company under this shelf registration statement may be used by the Company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures and acquisitions, or for such other purposes as may be specified in the applicable prospectus supplement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Exchange Act. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general business and economic conditions;

•	continued volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the consumer price index;

•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;

•	the nature and extent of future competition;

•	increases in our costs of borrowing as a result of changes in interest rates and other factors;

•	our ability to access debt and equity capital markets;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•
our ability and willingness to renew our leases upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by the tenants or in the event we exercise our rights to replace an existing tenant upon default;

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters;

•	the risk that the anticipated benefits from the merger may not be realized or may take longer to realize than expected;

•	our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	We have incurred substantial expenses related to the Merger and expect to continue to incur substantial expenses related to the integration; and

•	Our future results may suffer if we do not effectively manage our expanded operations.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the Securities and Exchange Commission ("SEC") and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q and shelf registration statement on Form S-3. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview

Spirit Realty Capital, Inc. is a Maryland corporation incorporated on August 14, 2003 that was merged with and into Cole II effective as of July 17, 2013, pursuant to the Merger Agreement. In connection with the Merger, Cole II issued less than a majority of its common stock to the Spirit Realty Capital stockholders, while Spirit Realty Capital maintained a prevailing influence over New Spirit. As a result, Cole II was the "legal acquirer" and Spirit Realty Capital was deemed the "accounting acquirer". The Spirit Realty Capital stockholders received 1.9048 shares of Cole II stock for each outstanding share of Spirit Realty Capital common stock held prior to the Merger. Upon receiving the converted shares of New Spirit Common Stock, the stockholders of the Company held an equity interest of approximately 44% of the combined company.The Company’s prevailing influence over New Spirit, through its majority representation on the Board of Directors of New Spirit and the continuation of its senior management, was a key factor in the Company obtaining control and being designated as the accounting acquirer.

The Company is a self-administered and self-managed real estate investment trust (“REIT”) that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis primarily to tenants engaged in retail, service, and distribution industries. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where the Company’s tenants conduct retail, distribution, or service activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as insurance, real estate taxes, and repair and maintenance costs. In support of its primary business of owning and leasing real estate, the Company has also strategically originated or acquired long-term, commercial mortgage and equipment loans to provide a range of financing solutions to its tenants.
We generate our revenue primarily by leasing our properties to our tenants. As of September 30, 2013, our undepreciated gross investment in real estate and loans totaled approximately $7.1 billion, representing investment in 2,083 properties, including properties securing our mortgage loans. Of this amount, 98.3% consisted of our gross investment in real estate, representing ownership of 1,932 properties, and the remaining 1.7% consisted of commercial mortgage and equipment loans receivable secured by 151 properties or related assets. As of September 30, 2013, our owned properties were approximately 99.1% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual contractual rent) of approximately 10.3 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of September 30, 2013, approximately 89% of our leases (based on annual contractual rent) provided for increases in future annual base contractual rent.
Our operations are carried out through the Spirit Operating Partnership, which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of our wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Spirit Operating Partnership. Spirit Realty Capital is the sole limited partner and owns the remaining 99.0% of the Spirit Operating Partnership. Although the Spirit Operating Partnership is wholly owned by us, in the future, we could agree to issue equity interests in the Spirit Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Spirit Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when equity interests in the Spirit Operating Partnership are issued.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2003. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.

2013 Highlights

For the third quarter ended September 30, 2013:

•	Completed the Merger with Cole II on July 17, 2013.

•	Generated revenues of $137.1 million, more than doubling the revenues reported in the third quarter of 2012.

•	Produced Funds from Operations (FFO) of $0.08 per share, Adjusted Funds from Operations (AFFO) of $0.19 per share, and a net loss of $(0.07) per share.

•	Completed on July 19, 2013, the sale of two non-core multi-tenant properties acquired in the Merger in a transaction with an acquisition value of $263.5 million.

•	Invested $81.7 million, adding 40 properties with tenants in place and a weighted average initial yield of 7.82%.

For the nine months ended September 30, 2013:

•	Generated revenues of $280.9 million, a 37.8% increase over the first nine months of 2012.

•	Invested $175.8 million, adding 80 properties, with a weighted average initial yield of 8.06%.

•	Produced FFO of $0.33 per share, AFFO of $0.64 per share and a net loss of $(0.19) per share.

•	Maintained essentially full occupancy above 99%.
Factors that May Influence Our Operating Results
Rental Revenue
Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 89% of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year. As of September 30, 2013, 99.1% of our owned properties (based on number of properties) were occupied.
In February 2012, Shopko and Pamida, two of our general merchandising tenants, completed a merger. For the nine months ended September 30, 2013, Shopko/Pamida contributed 21.0% of our total revenue. During the month of September 2013, revenue from Shopko/Pamida represented only 14.5% of our owned real estate properties. We believe this Shopko/Pamida percentage is a better indicator of our current exposure and tenant diversification as a result of the Merger. Walgreen Company (“Walgreens”), our next largest tenant, contributed 4.3% of our total revenue as of September 30, 2013. Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida and Walgreens, defaults, breaches or delay in payment of rent by these tenants may materially and adversely affect us.
Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of September 30, 2013 was 10.3 years (based on annual contractual rent). Approximately 9.5% of our leases (based on annual contractual rent) as of September 30, 2013 will expire prior to January 1, 2017. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.
Our ability to grow revenue will depend, to a significant degree, on our ability to acquire additional properties. We primarily focus on opportunities to provide capital to small and middle market companies that we conclude have stable and proven operating histories and attractive credit characteristics, but lack the access to capital that large companies often have. We believe our experience, in-depth market knowledge and extensive network of long-standing relationships in the real estate industry will provide us access to an ongoing pipeline of attractive investment opportunities.
Our Triple-Net Leases
We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Of the leases acquired in our Merger, the percentage of leases which are triple-net, is marginally less than the percentage of triple-net leases in our legacy portfolio. As of September 30, 2013, approximately 85% of our properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. Although these instances are infrequent and have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 43% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none” basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.
Interest Expense
As of September 30, 2013, we had an approximately $3.6 billion principal balance outstanding of predominately secured, fixed-rate mortgage notes payable and borrowings under our revolving credit facilities. During the nine months ended September 30, 2013, the weighted average interest rate on our fixed and variable-rate debt, excluding the amortization of deferred financing costs and debt discounts, was approximately 5.84%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of seven mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.0% on a significant portion of this variable rate debt. We amortize on a non-cash basis the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the nine months ended September 30, 2013, non-cash interest expense recognized on our revolving credit facilities, mortgages and notes payable totaled approximately $18.0 million. Any changes to our debt structure, including borrowings under the $400.0 million New Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases.
General and Administrative Expenses
General and administrative expenses include employee compensation costs, professional fees, consulting, portfolio servicing costs and other general and administrative expenses. As a public company, we estimate our annual general and administrative expenses will increase due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters. In connection with our Merger, we have incurred and expect to incur additional transaction, integration and transitional costs. Although we anticipate some of these costs to be short-term, a marginal increase in general and administrative expenses is expected due to the increased portfolio management demands as result of more than doubling our net investments since December 2012.
Transaction Costs
As we acquire properties, we may incur transaction costs that we may be required to expense.
Impact of Inflation
Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Since tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not adversely affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expense. Additionally, our leases generally provide for rent escalators (see “-Rental Revenue” above) designed to mitigate the effects of inflation over a lease’s term. However, since some of our leases do not contain rent escalators and many that do limit the amount by which rent may increase, any increase in our rental revenue may not keep up with the rate of inflation.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.
Results of Operations
Comparison of the Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended September 30,
	2013	2012	Change	%
	(In Thousands)
Revenues:
Rentals	$131,495	$66,581	$64,914	97.5%
Interest income on loans receivable	1,797	1,483	314	21.2%
Earned income from direct financing leases	708	—	708	NM
Tenant reimbursement income	2,589	—	2,589	NM
Interest income and other	500	161	339	210.6%
Total revenues	137,089	68,225	68,864	100.9%
Expenses:
General and administrative	9,946	17,362	(7,416)	(42.7)%
Merger costs	45,071	—	45,071	NM
Property costs	5,131	947	4,184	441.8%
Real estate acquisition costs	470	33	437	1,324.2%
Interest	50,386	41,975	8,411	20.0%
Depreciation and amortization	48,338	26,237	22,101	84.2%
Total expenses	159,342	86,554	72,788	84.1%
Loss from continuing operations before other expense and income tax expense	(22,253)	(18,329)	(3,924)	21.4%
Other expense:
Loss on debt extinguishment	—	(32,522)	32,522	(100.0)%
Loss from continuing operations before income tax expense	(22,253)	(50,851)	28,598	(56.2)%
Income tax expense	803	74	729	985.1%
Loss from continuing operations	$(23,056)	$(50,925)	$27,869	(54.7)%
Revenues
For the three months ended September 30, 2013, approximately 95.9% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by $68.9 million to $137.1 million for the three months ended September 30, 2013 as compared to $68.2 million for same period in 2012. The increase in revenue was due primarily to $52.3 million of additional revenue provided by the properties acquired in the Merger and $10.9 million of previously unrecognized straight-line rent. The remaining increase is attributable to an increase in base rental revenue resulting from $248.2 million of non-merger real estate acquisitions subsequent to September 30, 2012 and contractual rent escalations on our owned real estate properties.

Rentals

Rental revenue increased by $64.9 million to $131.5 million for the three months ended September 30, 2013 as compared to $66.6 million for the same period in 2012. The increase was primarily attributable to $50.7 million of rental income generated from properties acquired in the the Merger. Since the Merger was closed on July 17, 2013, the contribution of the acquired properties does not reflect a full quarter of revenue. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the three months ended September 30, 2013 and 2012 was $14.8 million and $0.7 million, respectively, representing approximately 11.2% and 1.0% of total rental revenue from continuing operations for each of the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, the Company recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance. Additionally, subsequent to September 30, 2012, we acquired 113 properties with a gross investment value of $248.2 million, which factored into the rental increase. Furthermore, contractual rent escalations and a decreased vacancy rate compared to the period ended September 30, 2012 contributed to the increase.

As of September 30, 2013, 99.1% of our owned properties were occupied (based on number of properties). The majority of our nonperforming leases were in the restaurant and specialty retail industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. At each of September 30, 2013 and 2012, 18 of our properties, representing approximately 0.9% and 1.6%, respectively, of our owned properties, were vacant and not generating rent.
Interest income on loans receivable and other income
Interest income on loans receivable increased by $0.3 million to $1.8 million for the three months ended September 30, 2013 as compared to $1.5 million for the same period in 2012. The increase was attributable to $0.9 million of additional income from loans receivable acquired in the Merger, which was partially offset by a decrease of approximately $0.5 million related to the prepayment of three notes as well as scheduled maturities and amortization totaling $14.0 million subsequent to December 31, 2012.
In connection with the Merger, the Company acquired 13 properties accounted for as direct financing leases which generated earned income of $0.7 million for the three month period ended September 30, 2013. Prior to the Merger, the Company did not own any properties that were accounted for as direct financing leases.
As part of the Merger, the company acquired a number of non-triple-net leases that require the tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the three months ended September 30, 2013 of $2.6 million are offset by expenses recorded under property costs in the accompanying condensed consolidated statements of operations.
Interest income and other contributed $0.5 million and $0.2 million for the three month periods ended September 30, 2013 and 2012, respectively.
Expenses
General and administrative
General and administrative expenses decreased $7.4 million to $9.9 million for the three months ended September 30, 2013, as compared to $17.4 million for the same period in 2012. This decrease was primarily attributable to increases during 2013 for costs associated with professional services and license and franchise taxes of $1.8 million, in the aggregate, offset by lower compensation expense of $1.2 million during the three months ended September 30, 2013 and $8.3 million of higher charges in 2012 associated with the completion of our IPO and extinguishing the Term Note indebtedness. Compensation and benefits, excluding stock compensation, during the three months ended September 30, 2013, increased approximately $0.5 million, which was attributable to the hiring of additional personnel in connection with the Merger.

Merger Related Costs

In connection with the Merger, the Company incurred merger related costs costs of approximately $45.1 million for the three months ended September 30, 2013, which include legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses. No such costs were incurred during the same period in 2012.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger with Cole II resulted in the acquisition of several single and double-net leases that require the Company to initially incur certain expenses which are billed and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased $4.2 million to $5.1 million for the three months ended September 30, 2013, as compared to $0.9 million for the same period in 2012. Of this increase, approximately $3.0 million is attributable to reimbursable costs associated with acquired non-triple-net leases. The remaining increase is due to a $0.9 million increase in non-reimbursable costs related to operating properties, of which $0.6 million relates to properties acquired in the Merger.
Interest
Interest expense increased by $8.4 million to $50.4 million for the three months ended September 30, 2013, as compared to $42.0 million for the same period in 2012. The increase in interest expense was primarily due to the the increase in total indebtedness of approximately $1.7 billion at September 30, 2013 compared to the same period in 2012. The vast majority of our increased indebtedness was the assumption of debt in connection with our Merger. During the three months ended September 30, 2013, the Company incurred $17.3 million and $1.2 million in higher interest charges on its fixed and variable rate mortgages and notes payable and lines of credit, respectively. These increases were partially offset by $7.3 million in higher interest charges associated with the Term Note and $2.8 million in non-cash debt discount/premium and deferred financing amortization during the same period in 2012.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended
	September 30,
	2013	2012
	(In Thousands)
Interest expense – Term Note payable	$—	$6,210
Interest expense – revolving credit facilities	1,196	—
Interest expense – mortgages and notes payable	47,196	29,879
Interest expense – other	8	1
Amortization of deferred financing costs	2,327	837
Amortization of net losses related to interest rate swaps	—	1,081
Amortization of debt (premium) or discount	(341)	3,967
Total interest expense	$50,386	$41,975

Weighted average mortgages and notes outstanding excluding Term Note and debt discount (1)	$3,309,849	$1,953,926
Weighted average Term Note	—	681,457
Weighted average revolving credit facilities	128,046	—
Weighted average debt outstanding	$3,437,895	$2,635,383
Adjusted mortgages and notes interest (2) / weighted average mortgages and notes payable	5.70%	6.12%
Term Note interest (3) / weighted average Term Note payable	—%	3.65%
Revolving credit facilities interest / weighted average revolving credit facilities balance	3.74%	—%

(1) Excludes debt associated with discontinued operations
(2) Excludes interest expense associated with Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3) Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $22.1 million to $48.3 million for the three months ended September 30, 2013 as compared to $26.2 million for the same period in 2012. Of the total increase, $21.1 million relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to other acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended
	September 30,
	2013	2012
	(In Thousands)
Depreciation of real estate assets	$37,276	$21,724
Other depreciation	128	13
Amortization of lease intangibles	10,934	4,500
Total depreciation and amortization	$48,338	$26,237

Other expense
During the three months ended September 30, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our Term Note indebtedness. The majority of this non-cash charge was due to the conversion of our then outstanding $330 million tranche of the Term Note into stockholders’ equity at a premium. No such losses were recorded during the same period in 2013.

Income tax expense

Income tax expense increased $0.7 million to $0.8 million for the nine months ended September 30, 2013, as compared to $0.1 million for the same period in 2012. The increase was primarily due to an increase in deferred state tax expense resulting from an increase in the state tax apportionment factor caused by the acquisition of properties in certain state tax jurisdictions from our Merger with Cole II.

Discontinued Operations
Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”
We recognized income from discontinued operations of $1.1 million for each of the three months ended September 30, 2013 and 2012. For the three months ended September 30, 2013, $0.3 million of loss was attributable to the properties held for sale. For the same period in 2012, $0.2 million of loss was attributable to the properties held for sale. Non-cash impairment charges included in income from discontinued operations for the three months ended September 30, 2013 and 2012 were $2.0 million and $1.1 million, respectively.

Comparison of the Nine Months Ended September 30, 2013 and Nine Months Ended September 30, 2012
The following discussion includes the results of our continuing operations as summarized in the table below:

	Nine Months Ended September 30,
	2013	2012	Change	%
	(In Thousands)
Revenues:
Rentals	$271,702	$198,631	$73,071	36.8%
Interest income on loans receivable	4,037	4,495	(458)	(10.2)%
Earned income from direct financing leases	708	—	708	NM
Tenant reimbursement income	2,589	—	2,589	NM
Interest income and other	1,816	701	1,115	159.1%
Total revenues	280,852	203,827	77,025	37.8%
Expenses:
General and administrative	26,068	30,083	(4,015)	(13.3)%
Merger related costs	56,629	—	56,629	NM
Property costs	6,586	3,181	3,405	107.0%
Real estate acquisition costs	688	1,293	(605)	(46.8)%
Interest	126,376	122,938	3,438	2.8%
Depreciation and amortization	105,197	78,554	26,643	33.9%
Impairments	1,602	7,955	(6,353)	(79.9)%
Total expenses	323,146	244,004	79,142	32.4%
Loss from continuing operations before other expense and income tax expense	(42,294)	(40,177)	(2,117)	5.3%
Other expense:
Loss on debt extinguishment	—	(32,522)	32,522	(100.0)%
Loss from continuing operations before income tax expense	(42,294)	(72,699)	30,405	(41.8)%
Income tax expense	946	394	552	140.1%
Loss from continuing operations	$(43,240)	$(73,093)	$29,853	(40.8)%
Revenues
For the nine months ended September 30, 2013, approximately 96.7% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by approximately $77.0 million to $280.9 million for the nine months ended September 30, 2013 as compared to $203.8 million for the same period in 2012. The increase in revenue was due primarily to additional revenue provided by the Merger of $52.3 million and $10.9 million of previously unrecognized straight-line rent. The remaining increase is attributable to an increase in base rental revenue resulting from $248.2 million of non-merger real estate acquisitions subsequent to September 30, 2012 and contractual rent escalations on our owned real estate properties.

Rentals

Rental revenue increased by approximately $73.1 million to $271.7 million for the nine months ended September 30, 2013 as compared to $198.6 million for same period in 2012. The increase was primarily attributable to $50.7 million of rental income generated from properties acquired in the the Merger. Additionally, during the twelve months ended September 30, 2013, the acquisition of 113 properties, with a gross investment value of $248.2 million, factored into the increased rents. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the nine months ended September 30, 2013 and 2012 was $16.2 million and $2.1 million, respectively, representing approximately 6.0% and 1.1% of total rental revenue from continuing operations for the nine months ended September 30, 2013 and 2012, respectively. In the third quarter of 2013, the Company recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance.
As of September 30, 2013, 99.1% (based on number of properties) of our owned properties were occupied. The majority of our nonperforming leases were in the restaurant and specialty retail industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. At each of September 30, 2013 and 2012, 18 of our properties, representing approximately 0.9% and 1.6%, respectively, of our owned properties, were vacant and not generating rent.

Interest income on loans receivable and other income

Interest income on loans receivable decreased by $0.5 million to $4.0 million for the nine months ended September 30, 2013 as compared to $4.5 million for the same period in 2012. The decrease in interest income was primarily due to the prepayment of three notes during the nine months ending September 30, 2013 as well as scheduled maturities and amortization totaling $14.0 million, subsequent to December 31, 2012. This decrease of approximately $1.3 million was offset by the $0.9 million of additional income from loans receivable acquired in the Merger.
In connection with the Merger, the Company acquired 13 properties accounted for as direct financing leases which generated earned income of $0.7 million for the three month period ended September 30, 2013. Prior to the Merger, the Company did not own any properties that were accounted for as direct financing leases.
As part of the Merger, the Company acquired non-triple-net leases that requires the tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the nine months ended September 30, 2013 of $2.6 million are offset by expenses recorded under property costs in the accompanying statements of operations.
Interest income and other increased by $1.1 million to  $1.8 million for the nine month periods ended September 30, 2013 as compared to $0.7 million for the same period in 2012. The Company recognized $0.9 million in lease settlement fees for a single tenant during the nine months ending September 30, 2013, but recognized higher interest income during the comparable period in 2012. Lease termination revenue frequently results from negotiations with tenants who have individual underperforming properties which make up a portion of a master lease. In certain of these circumstances, in exchange for a termination fee, we may agree to lower the lease payment under the master lease and remove the underperforming property from the master lease. This generates higher revenue for the period in which the termination fee is received, but may result in lower revenue in future periods, depending on if and how quickly and at what rate the newly-vacant properties can be re-leased.
Expenses
General and administrative
General and administrative expenses decreased $4.0 million to $26.1 million for the nine months ended September 30, 2013, as compared to $30.1 million for the same period in 2012. This overall decrease was primarily attributable to 2012 charges associated with completing the IPO and extinguishing the Term Note indebtedness of $12.8 million, in the aggregate. This decrease was offset by an increase in compensation and benefits of $3.2 million, of which $1.6 million related to an increase in incentive compensation, as well as increased professional fees of $3.4 million. As a public company, we expect our annual general and administrative expenses will increase due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters. In connection with our Merger, we have incurred and expect to incur additional transaction, integration and transitional costs. Although we anticipate some of these costs to be short-term, a marginal increase in general and administrative expenses is expected due to the increased portfolio management demands as result of more than doubling our net investment in real estate.

Merger Related Costs

In connection with the Merger, the Company incurred merger related costs costs of approximately $56.6 million for the nine months ended September 30, 2013, which include legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses. No such costs were incurred during the same period in 2012.

Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger with Cole II resulted in the acquisition of several single and double-net leases that require the Company to initially incur certain expenses which are billed and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased by $3.4 million to $6.6 million for the nine months ended September 30, 2013, as compared to $3.2 million for the same period in 2012. Of the $3.4 million increase, $3.3 million related to reimbursable property costs that will be collected subsequent to September 30, 2013.
Interest
Interest expense increased by $3.4 million to $126.4 million for the nine months ended September 30, 2013, as compared to $122.9 million for the same period in 2012. The increase in interest expense was primarily due to the the increase in total indebtedness of approximately $1.7 billion at September 30, 2013 compared to the same period in 2012. The vast majority of our increased indebtedness was the assumption of debt in connection with our Merger. During the nine months ended September 30, 2013, the Company incurred $17.0 million and $7.8 million in higher interest charges on its fixed and variable rate mortgages and non-cash amortization of debt discount/premium and deferred financing costs, respectively. These increases were partially offset by $23.3 million in higher interest charges associated with the Term Note during the same period in 2012. The increase in interest expense from the amortization of deferred financing costs was primarily attributable to the bridge financing commitment we entered into in connection with the Merger, which have been fully amortized as of September 30, 2013.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Nine Months Ended
	September 30,
	2013	2012
	(In Thousands)
Interest expense – Term Note payable	$—	$19,925
Interest expense – revolving credit facilities	1,572	—
Interest expense – mortgages and notes payable	106,284	89,313
Interest expense – other	475	9
Amortization of deferred financing costs	12,457	2,550
Amortization of net losses related to interest rate swaps	—	3,415
Amortization of debt (premium) or discount	5,588	7,726
Total interest expense	$126,376	$122,938

Weighted average mortgages and notes outstanding excluding Term Note and debt discount (1)	$2,413,810	$1,955,964
Weighted average Term Note	—	713,037
Weighted average revolving credit facilities	48,804	—
Weighted average debt outstanding	$2,462,614	$2,669,001
Adjusted mortgages and notes interest (2) / weighted average mortgages and notes payable	5.87%	6.09%
Term Note interest (3) / weighted average Term Note payable	—%	3.73%
Revolving credit facilities interest / weighted average revolving credit facilities balance	4.30%	—%

(1) Excludes debt associated with discontinued operations
(2) Excludes interest expense associated with Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3) Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $26.6 million to $105.2 million for the nine months ended September 30, 2013 as compared to $78.6 million for the same period in 2012. Of the total increase, $21.1 million relates to depreciation and amortization on assets acquired in the Merger with the remainder related to non-merger related acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Nine Months Ended
	September 30,
	2013	2012
	(In Thousands)
Depreciation of real estate assets	$85,167	$65,086
Other depreciation	256	35
Amortization of lease intangibles	19,774	13,433
Total depreciation and amortization	$105,197	$78,554
Impairments
Impairment charges on properties and other assets that are classified as part of continuing operations were $1.6 million and $8.0 million for the nine months ended September 30, 2013 and 2012, respectively. The higher impairment charges in 2012 were attributable to certain underperforming properties and include $1.8 million of lease intangible write-offs. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

	Nine Months Ended
	September 30,
	2013	2012
	(In Thousands)
Real estate and intangible asset impairment	$1,481	$6,304
Write-off of lease intangibles due to lease terminations	488	1,831
Loan receivable impairment	(367)	(180)
Total impairment loss	$1,602	$7,955
Other expense
During the nine months ended September 30, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our Term Note indebtedness. The majority of this non-cash charge was the impact of the conversion of our then outstanding $330 million tranche of the Term Note into stockholders’ equity at a premium. No such losses were recorded during the same period in 2013.

Income tax expense

Income tax expense increased $0.5 million to $0.9 million for the nine months ended September 30, 2013, as compared to $0.4 million for the same period in 2012. The increase was primarily due to an increase in deferred state tax expense resulting from an increase in the state tax apportionment factor caused by the acquisition of properties in certain state tax jurisdictions from our Merger with Cole II.

Discontinued Operations
Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”
For the nine months ended September 30, 2013 and 2012, we recognized income from discontinued operations of $1.3 million and $2.1 million, respectively. During the nine months ended September 30, 2013, $1.3 million of loss was attributable to the properties held for sale. For the same period in 2012, $0.9 million of income was attributable to the properties held for sale. Non-cash impairment charges included in income from discontinued operations for the nine months ended September 30, 2013 and 2012 were $4.1 million and $3.2 million, respectively.
Property Portfolio Information
Our diverse real estate portfolio at September 30, 2013 consisted of 1,932 owned properties:

•	leased to approximately 354 tenants;

•	located in 48 states as well as in the U.S. Virgin Islands, with only 4 states contributing more than 5% of our annual rent;

•	operating in 19 different industries;

•	with an occupancy rate of 99.1%; and

•	with a weighted average remaining lease term of 10.3 years.
The following tables present the diversity of our portfolio and are calculated based on percentage of contractual annual rent.
Diversification By Tenant
The following table lists the top 10 tenants of our owned real estate properties (based on total revenue) as of September 30, 2013:

Tenant	Number of Properties	Total Square Footage (in thousands)	Percent of Total Revenue (1)
Shopko Stores/Pamida Operating Co., LLC	181	13,502	14.5%
Walgreen Company	70	1,012	4.3
84 Properties, LLC	109	319	3.5
Church's Chicken	238	412	2.9
Academy Sports + Outdoors	9	4,118	2.5
Circle K	83	453	2.2
CVS Caremark	37	170	1.8
Carmike Cinemas	12	355	1.4
Ferguson Enterprises	8	1,955	1.3
Universal Pool Co., Inc.	14	270	1.2
Other	1,171	30,138	64.4
Total	1,932	52,704	100.0%

(1) Total revenue for the month of September 2013, excluding a $10.9 million adjustment to straight-line rent, multiplied by twelve.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries (based on annual contractual rent) as of September 30, 2013:

Industry	Number of Properties	Total Square Footage (in thousands)	Percent of Total Annual Rent (1)
Specialty Retail	189	11,950	18.5%
General and discount retail	209	15,334	18.4
Restaurants - Quick Service	625	1,538	9.4
Drug Stores	135	1,781	7.5
Restaurants - Casual Dining	184	1,389	7.3
Automotive dealers, parts and service	122	1,441	5.5
Movie Theaters	24	1,312	4.2
Convenience Stores/car washes	131	512	3.9
Industrial	30	5,333	3.6
Building material suppliers	110	4,171	3.6
Educational	32	989	2.9
Recreational Facilities	9	694	2.6
Medical/other office	25	862	2.5
Home Improvement	9	1,077	2.2
Health clubs/gyms	18	785	2.2
Distribution	44	1,852	2.1
Supermarkets	24	1,018	1.6
Air Delivery & Freight Services	9	618	1.3
Interstate travel plazas	3	48	0.6%
Total	1,932	52,704	100.0%

(1) We define annual rent as contractual rental revenue for September 2013 multiplied by twelve.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of September 30, 2013:

Location	Number of Properties	Total Square Footage (in thousands)	Percent of Total Annual Rent (1)
Texas	250	5,850	12.4%
Illinois	115	3,652	6.9
Wisconsin	62	5,019	6.3
Florida	90	2,085	5.0
Georgia	129	1,418	4.7
Ohio	114	2,001	4.2
Pennsylvania	60	1,699	3.6
Arizona	48	779	3.0
Indiana	62	1,297	3.0
Minnesota	47	1,614	3.0

Tennessee	100	1,543	2.8
Michigan	45	2,105	2.7
Missouri	55	1,085	2.6
North Carolina	61	1,423	2.6
Alabama	98	799	2.5
Nebraska	19	1,894	2.4
California	14	832	2.4
Virginia	45	1,496	2.2
South Carolina	41	776	2.1
Kansas	19	892	1.8
Massachusetts	8	1,390	1.7
Utah	15	1,478	1.6
New York	44	806	1.6
Colorado	20	534	1.5
Idaho	14	1,156	1.5
Nevada	4	1,044	1.4
Kentucky	44	936	1.3
Iowa	37	723	1.3
Washington	13	781	1.0
Oklahoma	31	315	*
New Hampshire	11	669	*
New Mexico	20	216	*
Oregon	8	345	*
Louisiana	28	310	*
South Dakota	10	517	*
Mississippi	25	322	*
Maryland	22	409	*
Montana	7	512	*
West Virginia	26	516	*
New Jersey	13	463	*
Arkansas	15	216	*
North Dakota	5	257	*
Maine	19	60	*
Rhode Island	4	128	*
Wyoming	8	151	*
Delaware	3	86	*
Vermont	2	46	*
U.S. Virgin Islands	1	38	*
Connecticut	1	21	*
Total properties owned	1,932	52,704	100.0%

* Less than 1%
(1) We define annual rent as contractual rental revenue for September 2013 multiplied by twelve.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2013. As of September 30, 2013, the weighted average remaining non-cancelable initial term of our leases (based on annual rent) was 10.3 years. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights:

Leases Expiring In:	Number of Properties	Total Square Footage (in thousands)	Expiring Annual Rent (in thousands) (1)	Percent of Total Expiring Annual Rent
Remainder of 2013	14	865	$3,550	0.7%
2014	64	1,286	12,082	2.3
2015	35	1,828	13,848	2.7
2016	48	2,140	19,757	3.8
2017	68	1,978	18,523	3.6
2018	73	2,029	23,467	4.5
2019	75	1,513	19,007	3.7
2020	105	3,350	35,337	6.8
2021	181	4,853	40,020	7.8
2022	88	1,890	20,243	3.9
2023 and thereafter	1,163	30,679	310,202	60.2
Vacant	18	293	—	—
Total owned properties	1,932	52,704	$516,036	100%

(1) We define annual rent as contractual rental revenue for September 2013 multiplied by twelve.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize available borrowings on our new $400.0 million New Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of September 30, 2013, we had cash and cash equivalents of $42.4 million and available borrowings of $280.0 million under the New Credit Facility. Additionally, as of September 30, 2013, approximately $154.8 million of gross asset value, as defined in the Credit Agreement, is pledged in excess of the minimum amount required to support the $400.0 million availability under the New Credit Facility. This gross asset value may potentially be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current mortgage debt without reducing the availability under the New Credit Facility.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings on our $400.0 million New Credit Facility. We believe that we have sufficient liquidity from our cash from operations and availability under our New Credit Facility to meet our short-term working capital and other financial commitments. As of September 30, 2013, we had $120.0 million outstanding under the New Credit Facility.

Long-term Liquidity and Capital Resources

We plan to meet our long-term capital needs including long-term financing of property acquisitions, by securing asset level financing, issuing fixed rate secured notes and bonds, and occasionally through public securities offerings. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our New Credit Facility or debt securities. We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.

Description of Certain Debt
Mortgages and Notes Payable
We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of September 30, 2013, we had an approximately $3.5 billion principal balance of outstanding indebtedness with a weighted average annual interest rate of 5.87% and a weighted average maturity of 4.7 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. Scheduled debt payments as of September 30, 2013 are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2013	$13,292	$5,000	$18,292
2014	54,907	72,261	127,168
2015	55,578	271,147	326,725
2016	49,087	889,805	938,892
2017	42,428	944,994	987,422
Thereafter	146,225	1,059,310	1,205,535
	$361,517	$3,242,517	$3,604,034
Balloon payments subsequent to 2018 are as follows: $95.8 million due in 2018, $39.5 million due in 2019, $294.5 million due in 2020, $167.5 million due in 2021, $292.2 million due in 2022, and $169.8 million due in 2023.
Revolving Credit Facilities
$400 Million Credit Facility - On July 17, 2013, the Spirit Operating Partnership and various affiliates thereof, entered into the New Credit Facility with various lenders. The Partnership’s obligations under the New Credit Facility are guaranteed by Spirit Realty Capital, Inc., OP Holdings, Spirit Master Funding IV, LLC, and Spirit Master Funding V, LLC. Pursuant to the New Credit Facility, consistent with the terms, conditions and provisions of a three-year revolving credit facility, the Spirit Operating Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not exceeding $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months, subject to the satisfaction of specified requirements. The New Credit Facility bears interest, at the Spirit Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Spirit Operating Partnership’s leverage ratio. The Spirit Operating Partnership is also required to pay a fee on the unused portion of the New Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. As of September 30, 2013, $120.0 million was outstanding on the New Credit Facility under two separate advances, secured by 280 properties.
As a result of entering into the New Credit Facility, we incurred costs of $4.5 million which have been deferred and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the New Credit Facility.
Our ability to borrow under the New Credit Facility is subject to the Spirit Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

•	Maximum Leverage Ratio-requiring that the ratio of total indebtedness to gross asset value shall not exceed 65%.

•	Minimum Fixed Charge Coverage Ratio-requiring that the ratio of consolidated EBITDA to consolidated fixed charges shall not be less than certain fluctuating ratios set forth in the credit agreement.

•
Minimum Net Worth- requiring that as of any date, consolidated tangible net worth shall not be less than 80% of consolidated tangible net worth on the closing date plus an amount equal to 80% of the proceeds of any new issuances of common stock.

•	Maximum Dividend Payout Ratio-requiring that any dividends declared will not exceed a certain amount per share.

•
Minimum Unencumbered Assets-the ability to request advances or letters of credit will be subject to the maintenance of a ratio of (a) outstanding obligations to (b) total value of the qualified unencumbered properties of not more than 62.5%.

•
Minimum Unencumbered Interest Coverage Ratio-requiring that each quarter and as a condition to each requested borrowing, the ratio of unencumbered NOI to aggregate cash interest expense shall not be less than 1.50x.

Pursuant to the terms of the New Credit Facility, distributions are allowable so long as they would not trigger an Event of Default (as defined in the agreement) and dividends cannot exceed $1.50 per share for the first four fiscal quarters following July 17, 2013, and, starting in the fourth quarter of fiscal year 2014, dividends, in the aggregate, may not exceed funds from operations in any fiscal year.
We guarantee the Spirit Operating Partnership's obligations under the New Credit Facility and, to the extent not prohibited by law, all of our assets and the Spirit Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the credit facility.
Line of Credit - In March 2013, a special purpose entity owned by the Company entered into a $25.0 million secured revolving credit facility (“Line of Credit”). During the second quarter of 2013, the availability under the line was increased to $40.0 million. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24 month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance shall reset on the annual anniversary date of each advance, and is subject to the same terms as above. As of September 30, 2013, $31.5 million was outstanding on the Line of Credit under four separate advances, secured by 34 properties.
As a result of entering into the Line of Credit, we incurred costs of $0.8 million that have been deferred and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Line of Credit.
Our ability to borrow under the Line of Credit is subject to the Spirit Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

•	The Company maintain a minimum tangible net worth in a minimum amount equal to $25.0 million.

•	The Company maintain a minimum working capital in a minimum amount equal to $5.0 million.

•	Each portfolio shall maintain a debt service coverage ratio of not less than 1.35 to 1.00 on a semi-annual basis.

•	Each portfolio shall maintain an operator debt coverage ratio of not less than 2.00 to 1.00 on an annual basis.
Pursuant to the terms of the Line of Credit, the Spirit Operating Partnership has guaranteed the special purpose entity's obligations under the line.
Contractual Obligations
The Company entered into a Merger on July 17, 2013 and increased its obligations under long-term indebtedness by approximately 85%. There were no other material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K and filed with the SEC.
We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.
Distribution Policy
Distributions from our current or accumulated earnings and profits are generally classified as ordinary income, whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s federal income tax basis in our common stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gain.
We are required to distribute 90% of our taxable income (subject to certain adjustments and excluding net capital gain) on an annual basis to maintain qualification as a REIT for federal income tax purposes and are required to pay federal income tax at regular corporate rates to the extent we distribute less than 100% of our taxable income (including capital gains).
We intend to make distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay corporate-level federal income and excise taxes.

Any distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant.
Cash Flows
Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities decreased $7.8 million to $69.1 million for the nine months ended September 30, 2013 as compared to $76.9 million for the same period in 2012. This decrease was primarily attributable to an increase in cash revenue of $61.5 million and lower cash paid for interest expense of $1.1 million, offset by merger related costs of $56.6 million, increases in property costs and general and administration expenses of $4.7 million, and an $8.9 million increase in the use of cash from the net change in operating assets and liabilities. The increase in revenues reflects the impact of the Merger with Cole II in the third quarter plus $175.8 million of investments in real estate during the nine months ended September 30, 2013. We anticipate our general and administrative expenses and property costs to increase as a result of the Merger.
Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $10.5 million for the nine months ended September 30, 2013 as compared to net cash used in investing activities of $56.4 million for the same period in 2012. The decrease in cash used for investing activities during 2013 included $176.1 million to fund the acquisition of 80 properties and capital improvements, partially offset by cash proceeds of $135.3 million from the disposition of 17 properties, which includes $115.3 from the sale of two non-core properties acquired in the Merger, collections of principal on loans receivable totaling $13.9 million and transfers of sales proceeds from restricted cash accounts of $7.0 million. The Company also acquired $9.4 million of cash in connection with the

Merger. During the same period in 2012, cash used in investing activities included $86.9 million to fund the acquisition of 58 properties, partially offset by $19.7 million of proceeds from the disposition of 25 properties and collections of principal on loans receivable of $16.4 million.
Generally, our net cash used in financing activities is impacted by our borrowings. During the two comparative periods we completed two significant transactions affecting our financing activities. On July 17, 2013, we completed the Merger with Cole II for consideration of $2.0 billion in common stock, and on September 25, 2012, we completed our initial public offering. Net cash used in financing activities increased by $65.2 million to $89.8 million for the nine months ended September 30, 2013 as compared to $24.6 million for the same period in 2012. In connection with the Merger, the Company repaid the Cole II line of credit of $324.1 million, assumed in the Merger, from borrowings under our $400.0 million New Credit Facility and $203.0 million in New CMBS notes. In addition, we borrowed $180.7 million under our revolving credit facilities and mortgage notes to fund certain acquisitions and to pay transaction costs related to the Merger. During the same period, we repaid $148.5 million of our indebtedness, mostly from the proceeds of certain property sales. Our net borrowings during the period were offset mostly by $85.9 million for dividends paid to stockholders and $20.0 million of cash paid for deferred financing costs incurred in connection with the Barclay's Commitment Letter, the New CMBS notes and the New Credit Facility.
During the same period in 2012, net proceeds provided from issuance of our common stock totaled $400.9 million. We used $399.0 million to pay-off a tranche of our then outstanding Term Note. During the nine months ended September 30, 2012, we used $10.7 million to obtain lender consents in connection with the IPO and placed an additional $22.6 million into restricted cash accounts as reserves for certain lenders. In addition, we borrowed $41.2 million to finance portions of certain acquisitions and repaid $31.6 million of our mortgage and notes payable.

Non-GAAP Financial Measures
FFO, AFFO and FAD
We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) on the disposition of real estate assets. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. A reconciliation of net loss (computed in accordance with GAAP) to FFO is included in the financial information accompanying this release.
Adjusted FFO (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of net loss (computed in accordance with GAAP) to AFFO is included in the financial information accompanying this release.
Funds Available for Distribution (“FAD”) is a measure of a REIT's ability to generate cash and to distribute dividends to its shareholders. It reduces AFFO by deducting normalized recurring expenditures that are capitalized by the REIT and then amortized, but which are necessary to maintain a REIT's properties and its revenue stream. Our calculation of FAD may differ from the methodology applied by other equity REITs, and, therefore, may not be comparable to such other REIT’s. FAD is a supplemental non-GAAP financial measure and should not be used as a measure of our liquidity or as a substitute for cash flow from operating activities computed in accordance with

GAAP. A reconciliation of net loss (computed in accordance with GAAP) to FAD is included in the financial information accompanying this release.

Adjusted EBITDA and Annualized Adjusted EBITDA
Adjusted EBITDA represents EBITDA, or earnings before interest, taxes, depreciation and amortization, modified to include other adjustments to GAAP net income (loss) for merger costs, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that are not considered to be indicative of our on-going operating performance. We exclude these items as they are not key drivers in our investment decision making process. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items which may cause short-term fluctuations in net income, but are not indicative of overall long-term operating performance, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income that is computed in accordance with GAAP, they should not be considered alternatives to net income or as an indicator of financial performance.
Annualized Adjusted EBITDA is calculated by multiplying Adjusted EBITDA for the quarter by four. Our computation of Adjusted EBITDA and Annualized Adjusted EBITDA may differ from the methodology used by other equity REITs to calculate these measures, and, therefore, may not be comparable to such other REITs. A reconciliation of net loss (computed in accordance with GAAP) to EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA is included in the financial information accompanying this release.
Adjusted Debt and Leverage
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to include preferred stock and exclude unamortized debt discount, as further reduced by cash and cash equivalents and cash collateral deposits retained by lenders . We believe that including preferred stock in Adjusted Debt is appropriate because it is an equity security that has properties of a debt instrument not possessed by common stock. Additionally, by excluding unamortized debt discount, cash and cash equivalents, and cash collateral deposits retained by lenders, the result provides an estimate of the contractual amount of borrowed capital to be repaid which we believe is a beneficial disclosure to investors.
Leverage is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments. We calculate Leverage by dividing Adjusted Debt by Annualized Adjusted EBITDA. The utility of Leverage should be considered as a supplemental measure of the level of risk that stockholder value may be exposed to. Our computation of Leverage may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this release.
FFO, AFFO and FAD

The following is a reconciliation of net income attributable to common stockholders (which we believe is the most comparable GAAP measure) to FFO, AFFO and FAD. Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net loss attributable to common stockholders	$(21,908)	$(49,859)	$(41,909)	$(71,051)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	48,296	26,225	105,098	78,519

Discontinued operations	769	1,758	3,139	5,171
Portfolio impairments
Continuing operations	—	—	1,969	8,135
Discontinued operations	1,963	1,070	4,066	3,192
Realized gain on sales of real estate	(1,237)	(1,021)	(1,226)	(2,390)
Total adjustments	49,791	28,032	113,046	92,627

FFO attributable to common stockholders	$27,883	$(21,827)	$71,137	$21,576
Add/(less):
Loss on Term Note extinguishment	—	32,522	—	32,522
Loss on derivative instruments related to Term Note extinguishment	—	7,992	—	8,688
Expenses incurred to secure lenders’ consents to the IPO	—	963	—	4,770
Cole II merger related costs	45,071	—	66,684	—
Real estate acquisition costs	470	33	688	1,293
Non-cash interest expense	1,985	5,247	8,563	13,052
Non-cash revenues	(14,130)	(534)	(15,191)	(1,683)
Non-cash compensation expense	2,799	4,121	6,901	4,121
Total adjustments to FFO	36,195	50,344	67,645	62,763

AFFO attributable to common stockholders	$64,078	$28,517	$138,782	$84,339
Less:
Capitalized portfolio maintenance expenditures	(440)	(210)	(985)	(233)
FAD	$63,638	$28,307	$137,797	$84,106

Dividends declared to common stockholders	$54,816	—	$107,845	—
Dividends declared as percent of FAD	86%	—%	78%	—%
Net loss per share of common stock
Basic and Diluted (a)	$(0.07)	$(0.89)	$(0.19)	$(1.38)

FFO per share of common stock
Diluted (a)	$0.08	$(0.17)	$0.33	$0.34
AFFO per share of common stock
Diluted (a)	$0.19	$0.32	$0.64	$0.97
Weighted average shares of common stock outstanding:
Basic	329,527,874	55,909,384	216,749,378	51,496,427
Diluted	330,230,090	99,082,481	217,542,912	96,668,407

(a) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to include preferred stock, exclude unamortized debt discount, and reductions for cash and cash equivalents, as well as cash collateral deposits retained by lenders. Adjusted EBITDA represents EBITDA, or earnings before interest, taxes, depreciation and amortization, modified to include other adjustments to GAAP net income (loss).

	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revolving credit facilities, net	$151,508	$—
Mortgages and notes payable, net	3,454,935	1,904,944
	3,606,443	1,904,944
Add/(less):
Preferred stock	—	—
Unamortized debt discount/(premium)	(2,409)	60,385
Cash and cash equivalents	(42,375)	(45,401)
Cash collateral deposits for the benefit of lenders classified as other assets	(16,927)	(8,805)
Total adjustments	(61,711)	6,179
Adjusted Debt	$3,544,732	$1,911,123

	Quarter Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Net loss attributable to common stockholders	$(21,908)	$(49,859)
Add/(less) (a):
Interest	50,433	42,155
Depreciation and amortization	49,107	27,995
Income tax expense	803	74
Total adjustments	100,343	70,224
EBITDA	$78,435	$20,365
Add/(less) (a):
Merger related and IPO costs in EBITDA	45,071	40,839
IPO stock compensation awards	—	4,015
Real estate acquisition costs	470	33
Impairments	1,963	1,070
Gains on sales of assets	(1,237)	(1,021)
Total adjustments to EBITDA	46,267	44,936
Adjusted EBITDA	$124,702	$65,301
Annualized Adjusted EBITDA (b)	$498,808	$261,204

Leverage (Adjusted Debt / Annualized Adjusted EBITDA)	7.1X	7.3X

(a) Adjustments include all amounts charged to continuing and discontinued operations.
(b) Adjusted EBITDA multiplied by 4.

Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the September 30, 2013 unaudited condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, especially interest rate risk. Interest rates and other factors, such as occupancy, rental rate and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, this tends to reduce our exposure to rising property operating costs due to inflation.
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under the credit facilities. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates. However, our investments in mortgage and equipment loans receivable have significant prepayment protection in the form of yield maintenance provisions which provide us with substantial yield protection in a decreasing interest rate environment with respect to this portion of our investment portfolio.
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of September 30, 2013, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). Essentially all of our approximately $3.6 billion principal balance of outstanding mortgages and notes payable as of September 30, 2013 were long-term, fixed-rate obligations. For the nine months ended September 30, 2013, the weighted average interest rate on our debt, excluding amortization of deferred financing and premiums/debt discounts, was approximately 5.84%.
We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. Hedging transactions, however, may generate income which is not qualified income for purposes of maintaining our REIT status. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.
Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Our interest rate risk management policy addresses counterparty credit risk (the risk of nonperformance by the counterparties) by requiring that we deal only with major financial institutions that have high credit ratings.
The estimated fair values of our revolving credit facilities, fixed-rate and variable-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of September 30, 2013 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving credit facilities	$151,508	$148,910
Mortgages and notes payable	3,454,935	3,648,134
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2013 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2013, that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

On July 17, 2013, the Company and Cole II merged, with Cole II continuing as the surviving corporation and adopting the name Spirit Realty Capital, Inc. As a result of the Merger, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. The Company plans to transition billing and other accounting and portfolio management processes to a consolidated platform during the fourth quarter of 2013. As the Company further integrates the Cole II portfolio, it will continue to review the internal controls and take further steps to ensure that the internal controls are effective and integrated appropriately.

Changes in Internal Control over Financial Reporting

Except as described in the preceding paragraphs, during the quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations.
In connection with the Company Merger, on March 5, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of Spirit Realty Capital captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al. The complaint was amended on April 26, 2013, and names as defendants Spirit Realty Capital, the members of the board of directors of Spirit Realty Capital, the Spirit Operating Partnership, Cole II and the Cole Operating Partnership, and alleges that the directors of Spirit Realty Capital breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, failing to disclose sufficient material information for Spirit Realty Capital stockholders to make an informed decision regarding whether or not to approve the Merger, agreeing to a Merger Agreement at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, and engaging in self-interested and otherwise conflicted actions. The complaint alleges that the Spirit Operating Partnership, Cole II and the Cole Operating Partnership aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief. On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, Spirit and the other named defendants in the merger litigation signed a memorandum of understanding (“MOU”) regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release and dismissal of all asserted claims. The asserted claims will not be released and dismissed until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The Company does not expect that the settlement, if approved by the court, would have a material adverse effect on its financial position or results of operations.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K and subsequent Quarterly Reports on Form 10-Q and shelf registration statement on Form S-3.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.        Exhibits.

Exhibit No.	Description

2.1(1)
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

3.1(5)	Articles of Restatement of Spirit Realty Capital, Inc.

3.2(2)	Second Amended and Restated Bylaws of Spirit Realty Capital, Inc.

4.1(3)	Form of Certificate for Common Stock of Spirit Realty Capital, Inc.

10.1(2)	Form of Indemnification Agreement.

10.2(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated as of July 17, 2013.

10.3(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Michael A. Bender, dated as of July 17, 2013.

10.4(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Peter M. Mavoides, dated as of July 17, 2013.

10.5(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of July 17, 2013.

10.6(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark A. Manheimer, dated as of July 17, 2013.

10.7(2)	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan

10.8(2)	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement

10.9(2)	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement

10.10(2)	Director Compensation Program

10.11(2)	Credit Agreement, by and among Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Spirit Realty, L.P. and various lenders, dated as of July 17, 2013.

10.12(2)
Guaranty, by and among Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), Spirit General OP Holdings, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.13(2)
Security Agreement, by and among Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.14(2)
Omnibus Collateral Assignment of Material Agreements, Permits and Licenses, by and among Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.15(2)	Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated as of July 17, 2013.

10.16(2)	Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated as of July 17, 2013.

10.17(2)	Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated as of July 17, 2013.

10.18(2)	Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated as of July 17, 2013.

10.19(2)	Form of Performance Share Award Agreement

10.20(4)	Registration Rights Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated September 25, 2012.

16.1(2)	Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)
Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 and Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 9, 2013, respectively.

(2)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

(3)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 29, 2013.

(4)
Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11, as amended (File No. 333-177904), as filed with the Securities and Exchange Commission on August 31, 2012.

(5)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on November 8, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Michael A. Bender
Name:	Michael A. Bender
Title:	Chief Financial Officer, Senior Vice President and Treasurer(Principal Financial and Accounting Officer)
Date: November 12, 2013