Form 10-K
period 2013-12-31
Spirit Realty Capital, Inc.
filed 2014-03-04
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Cole Credit Property Trust II, Inc.
2325 East Camelback Road, Suite 1100, Phoenix, Arizona 85016
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the New York Stock Exchange on July 18, 2013. As of December 31, 2013, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $3.6 billion based on the number of shares held by non-affiliates as of December 31, 2013, and the last reported sale price of the registrant’s common stock on December 31, 2013 of $9.83.
As of February 24, 2014, there were 370,941,136 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.) outstanding.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

SPIRIT REALTY CAPITAL, INC.

PART I

Unless context requires otherwise, references in this Annual Report on Form 10-K to the terms "registrant," the "Company," "Spirit," "Spirit Realty Capital," "we" or "us" refer to Spirit Realty Capital, Inc. and its consolidated subsidiaries. Spirit has elected to treat certain of its subsidiaries as taxable real estate investment trust subsidiaries, which are referred to herein as the "TRS".

Available Information
Spirit Realty Capital, Inc.'s principal executive offices are located at 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. Our telephone number at that location is 480-606-0820. We maintain an Internet Web site at www.spiritrealty.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the Section 16 filings of our directors and officers as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our Investor Relations Web site are available to be viewed free of charge. Also available on our Web site, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer).
Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. All reports we will file with the SEC will be available free of charge via EDGAR through the SEC Web site at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Shares of our common stock are traded on the NYSE under the ticker symbol “SRC.”
Item 1.    Business

The Company
Spirit Realty Capital, Inc., a Maryland corporation formed on September 29, 2004, is a self-administered and self-managed real estate investment trust (“REIT”) that seeks to deliver superior risk-adjusted returns, with an emphasis on stable rental revenue, primarily by investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis primarily to tenants engaged in retail, service and distribution industries.
As of December 31, 2013, our undepreciated gross investment in real estate and loans totaled approximately $7.24 billion, representing investments in 2,186 properties and approximately 54.3 million square feet, including properties securing our mortgage loans. Of this amount, 98.4% consisted of our gross investment in real estate, representing ownership of 2,041 properties, and the remaining 1.6% consisted of commercial mortgage and equipment loans receivable secured by the remaining 145 properties or other related assets.
As of December 31, 2013, our owned properties were approximately 99.0% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual rent) of approximately 10.1 years. Our leases are generally long-term, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of December 31, 2013, approximately 86% of our single-tenant leases (based on annual rent) provided for increases in future annual base rent. As of December 31, 2013, our portfolio of 2,041 owned properties were leased to 377 tenants operating across 19 different industries, including: general, specialty and discount retail; restaurants; drug stores; automotive dealers; convenience stores; and supermarkets. Our properties are geographically diversified across 48 states, with only 3 states contributing more than 5% of total revenue as of December 31, 2013.
Our operations are generally carried out through Spirit Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). Although the Operating Partnership is wholly owned by us, in the future, we could to issue equity interests in the Operating Partnership to third parties in exchange for assets owned by such third parties. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, shares of our common stock at specified ratios set when equity interests in the Operating Partnership are issued.

As of December 31, 2013, we had 59 employees, as compared to 38 employees as of December 31, 2012. None of these employees are represented by a labor union.

History

Spirit began operations through a predecessor legal entity in 2003. We became a public company in December 2004 and were subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, we completed an initial public offering (the “IPO”) of 33.4 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares).
On July 17, 2013, we completed the acquisition of Cole Credit Property Trust II, Inc. ("Cole II") through a transaction in which our prior legal entity merged into the Cole II legal entity (the "Merger"), and our Board of Directors and executive team managed the surviving entity (as further described below under "Recent Developments"), which was renamed Spirit Realty Capital, Inc. and began trading on the NYSE under the "SRC" ticker symbol. As a result, Cole II was the "legal acquirer" in the Merger for certain legal and regulatory matters and Spirit Realty Capital was deemed the "accounting acquirer" in the Merger for other legal and regulatory matters - including the financial information set forth herein.
The pre-Merger Spirit Realty Capital stockholders received 1.9048 shares of common stock of the post-Merger Spirit Realty Capital for each share held prior to the Merger, resulting in their ownership of approximately 44% of the post-Merger Spirit common stock. pre-Merger Cole II stockholders kept their outstanding shares of common stock of the surviving entity, resulting in their ownership of approximately 56% of the common stock of post-Merger Spirit Realty Capital.
Business and Growth Strategies
Our objective is to maximize stockholder value by seeking superior risk-adjusted returns, with an emphasis on stable rental revenue, primarily by investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis primarily to tenants engaged in retail, service, medical and distribution industries. We generate our revenue primarily by leasing our properties to our tenants.
Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and equipment loans. We view our operations as one segment consisting of triple net leases. We intend to pursue our objective through the following business and growth strategies:

Focus on Small and Middle Market Companies. We primarily focus on investing in properties that we net lease to unrated small and middle market companies that we determine have attractive credit characteristics and stable operating histories. Properties leased to small and middle market companies may offer us the opportunity to achieve superior risk-adjusted returns, as a result of our intensive credit and real estate analysis, lease structuring and portfolio construction. Small and middle market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments. In addition to small and middle market companies, we selectively acquire properties leased to large companies where we believe that we can achieve superior risk-adjusted returns.

The following chart highlights the tenants that we target based on company size and corporate credit equivalent:

Use Our Developed Underwriting and Risk Management Processes to Structure and Manage Our Portfolio. We seek to maintain the stability of our rental revenue and the long-term return on our investments by using our developed underwriting and risk management processes to structure and manage our portfolio. In particular, our underwriting and risk management processes emphasize the following:

◦
Leases for Operationally Essential Real Estate with Relatively Long-Terms. We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that the tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions.

◦
Use of the Master Lease Structure. Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to multiple lease payments relating to individually leased properties. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. As of December 31, 2013, we had 76 active master leases with properties ranging from 2 to 191 and a weighted average non-cancelable remaining lease term (based on total annual revenues) of 12.4 years. Master lease revenues contributed approximately 42.8% of our total annual revenues. One master lease, consisting of 112 properties, contributed 12.9% of our total annual revenues, and our smallest master lease, consisting of 5 properties, contributed less than 1% of our total annual revenues. The average number of properties included under our master leases as of December 31, 2013 was 14.

◦
Active Management and Monitoring of Risks Related to Our Investments. When monitoring existing investments or evaluating new investments, we typically consider two broad categories of risk: (1) tenant financial distress risk; and (2) lease renewal risk. We seek to measure these risks through various processes, including the use of a credit modeling product that we license from Moody’s Analytics that estimates the performance of the leased properties relative to rental payments due under the leases, and a review of current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate each of the above risks and preserve the long-

term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010.

◦
Portfolio Diversification. We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant or more than 2.5% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the United States without significant geographic concentration. While we consider the foregoing when making investments, we have opportunistically made investments in the past that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive.

In February 2012, two of our general merchandising tenants, Shopko Stores Operating Co., LLC (“Shopko”), and Pamida Stores Operating Co. LLC (“Pamida”) completed a merger. As a result, the combined company (“Shopko/Pamida”) contributed 19.7% of our total revenues for the year ended December 31, 2013. We lease 181 properties to Shopko/Pamida, 179 of which are leased pursuant to three master leases that, as of December 31, 2013, had a weighted average non-cancelable remaining lease term of approximately 11.8 years. For the quarter ended December 31, 2013, the first full fiscal quarter subsequent to the Merger, Shopko/Pamida contributed 14.8% of our total revenues. No other tenant contributed more than 10% of our total revenues, and no one single property contributed more than 1.8% of our total revenues.

Enhance Our Portfolio through Contractual Growth. Approximately 86% of our single-tenant properties (based on annual rent) contain contractual provisions that increase the rental revenue over the term of the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year.

Selectively Grow Our Portfolio through Acquisitions. We plan to selectively make acquisitions that we believe will contribute to our business objective. We believe there will be ample acquisition opportunities in the single-tenant market fitting our underwriting and acquisition criteria, which may include improving our portfolio’s tenant, industry and geographic diversification, among other rationale. Acquisitions of such properties or portfolios may be subject to existing indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.

Continue to Deleverage Our Portfolio. Most of our debt is partially amortizing, and its principal amount will be reduced prior to the balloon payments due at maturity. Contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $257.6 million prior to January 1, 2019. We also may use any cash from operations in excess of the distributions that we expect to pay to selectively reduce our indebtedness. We believe contractual rent growth, selective growth through acquisitions and the ongoing deleveraging of our portfolio will contribute to our cash available for distributions.

Disciplined Disposition of Select Assets. We typically retain and manage real estate assets that fit within our investment criteria, which criteria are subject to change without notice to or vote by our stockholders. However, management may elect to dispose of assets when it believes appropriate in view of our business objective, considering criteria including, but not limited to, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, tenant operation type (e.g., industry, sector, or concept/brand), and asset zoning, as well as potential capital appreciation, potential uses of proceeds and tax considerations, among others.

Financing Strategy

Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We intend to employ prudent amounts of debt financing as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes.

We finance our assets using a variety of methods and determine the amount of equity and debt financing to be used when acquiring an asset by evaluating terms available in the credit markets (such as interest rate, repayment provisions and maturity), our cost of equity capital and our assessment of the particular asset’s risk. Historically, a significant portion of our debt has been long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets.

We have approximately $3.7 billion principal balance of non-recourse mortgage indebtedness outstanding, which had a weighted average maturity of 5.0 years as of December 31, 2013 and an average annual interest rate of approximately 5.88% for the year ended December 31, 2013 (excluding non-cash interest expense attributable to the amortization of deferred financing costs and debt discounts). Prior to January 1, 2016, we have $275.6 million of balloon payments due at maturity. Approximately $2.3 billion principal balance of our indebtedness is fully or partially amortizing, providing for an ongoing reduction in principal prior to maturity. Contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $114.6 million prior to January 1, 2016. In addition, our borrowing capacity under our existing $400.0 million Credit Facility and $40.0 million Line of Credit (each defined below) provide for financial flexibility to help fund future acquisitions and for general corporate purposes.

We anticipate using a number of different sources to finance our acquisitions and operations going forward, including cash from operations and dispositions of assets, issuance of debt securities (including from our Master Funding asset-backed securities program), funds available from the Credit Facility, private financings (such as bank credit facilities, which may or may not be secured by our assets), property-level mortgage debt, common or preferred equity issuances (including pursuant to our shelf registration statement filed on November 8, 2013) or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. To the extent practicable, we expect to maintain a debt profile with manageable near-term maturities.

Recent Developments

Completed Merger with Cole II

As referenced above, on July 17, 2013, following the approval by both pre-Merger Spirit and Cole II stockholders, we completed the acquisition of Cole Credit Property Trust II, Inc., or Cole II, through a merger resulting in an surviving entity with a post-closing enterprise value of $7.4 billion. Under the Agreement and Plan of Merger dated as of January 22, 2013 between Spirit Realty Capital, Inc., the Operating Partnership, Cole II and Cole Operating Partnership II, LP, a Delaware limited partnership (the “Merger Agreement”), our prior legal entity merged with and into the Cole II legal entity (the "Merger") and (a) all seven of our prior Board of Directors members were appointed to the nine-member surviving entity Board of Directors, with two individuals designated by Cole II and reasonably satisfactory to us completing the Board and (b) our executive team managed the surviving entity, which was renamed Spirit Realty Capital, Inc. and began trading on the NYSE under the "SRC" ticker symbol. The surviving entity's charter and bylaws were amended and restated to be substantially identical to those of Spirit prior to the Merger. As a result, Cole II was the "legal acquirer" for certain legal and regulatory matters and pre-Merger Spirit Realty Capital was deemed the "accounting acquirer" for other legal and regulatory matters - including the financial information set forth herein.
The pre-Merger Spirit Realty Capital stockholders received 1.9048 shares of common stock of the post-Merger Spirit for each share held prior to the Merger, resulting in their ownership of approximately 44% of the post-Merger Spirit common stock. Cole II stockholders kept their outstanding shares of common stock of the surviving entity, resulting in their ownership of approximately 56% of the common stock of post-Merger Spirit.
Financing Activities
In connection with the Merger Agreement, on January 22, 2013, the Company entered into a commitment letter (the Barclays Commitment Letter) with Barclays Bank PLC, pursuant to which Barclays Bank PLC committed to provide, subject to the conditions set forth in the Barclays Commitment Letter, a $575.0 million secured term loan facility and a $50.0 million senior secured revolving credit facility. On June 19, 2013, the Barclays Commitment Letter was replaced with commitments for a new $400.0 million credit facility and two new loan agreements of Commercial Mortgage Backed Securities (“New CMBS") that provide for extensions of credit aggregating $203.0 million.
$400 Million Credit Facility
On July 17, 2013, the Operating Partnership entered into a three-year credit agreement ("Credit Facility") with various lenders and Deutsche Bank AG, New York Branch, as lead arranger and administrative agent. Pursuant to the Credit Facility, the Operating Partnership may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not to exceed $400 million. The Operating Partnership’s obligations under the Credit Facility are guaranteed by the Spirit Realty Capital, Inc. and certain subsidiaries holding title to assets not otherwise encumbered by indebtedness (which subsidiaries' equity securities and assets are also pledged to secure the Credit Facility obligations). The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements.
The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the credit agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the credit facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. As of December 31, 2013, $30.0 million was outstanding on the Credit Facility under one advance, with an effective interest rate of 4.34%. In connection with the pledge of properties to support the issuance of new investment grade-rated $330 million net-lease mortgage notes in December 2013 (discussed below in “Master Trust Notes”), there remain 142 properties securing advances under the Credit Facility, and provide for an additional $269.3 million in borrowing capacity as of December 31, 2013.
Line of Credit

In March 2013, a special purpose entity owned by the Company entered into a $25.0 million secured revolving credit facility, which was subsequently amended to increase the size of the facility to $40.0 million (“Line of Credit”). The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24 month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of December 31, 2013, $5.1 million was outstanding under the Line of Credit under one advance, secured by a single property with an effective interest rate of 5.29%.

Commercial Mortgage Backed Securities

On July 17, 2013, two special purpose entities of the Company entered into separate New CMBS loan agreements with German American Capital Corporation (“GACC”) and Barclays Bank PLC (“Barclays”) for loan amounts of $100.9 million and $102.1 million, respectively. As of December 31, 2013, the GACC and Barclays loans were collateralized by 24 and 26 properties, respectively. As of the date of the agreements, the Operating Partnership entered into a guaranty of certain non-recourse carve out obligations for each special purpose entity under the loan agreements. As of December 31, 2013, the outstanding principal balances outstanding on the GACC and Barclays loans were $100.5 million and $101.7 million, respectively, each with an effective interest rate of 5.85%.

Termination of Previous Credit Facility
In connection with the Merger, the Company terminated its existing secured revolving credit facility that allowed for borrowings of up to $100.0 million and provided for a maximum additional loan commitment of $50.0 million.

Spirit Master Funding Platform and Series 2013-1 Notes and Series 2013-2 Notes
On December 23, 2013 (the “Series Closing Date”), the Operating Partnership, successfully completed the establishment of a net-lease mortgage securitization platform designed to facilitate its financing activities relating to commercial real estate, net leases and mortgage loans. In connection with the establishment of this platform, Spirit Master Funding VII, LLC, an indirectly-owned special-purpose, bankruptcy remote subsidiary of the Company issued $330 million aggregate principal amount of net-lease mortgage notes, allocated between two series of notes, Series 2013-1, Class A (the “Series 2013-1 Notes”) and Series 2013-2, Class A (the “Series 2013-2 Notes” and collectively with the Series 2013-1 Notes, the “Notes”). The Series 2013-1 and the Series 2013-2 Notes were each rated “A+” (sf) by both Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. and Kroll Bond Rating Agency, Inc. The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

The Series 2013-1 Notes are comprised of $125 million initial principal amount of interest-only notes with an anticipated repayment date five years from the Series Closing Date and an interest rate of 3.8868%. The Series 2013-2 Notes are comprised of $205 million initial principal amount of amortizing (based on a fixed schedule for 30 years) notes with an anticipated repayment date10 years from the Series Closing Date and an interest rate of 5.2686%. The Notes have a legal final payment date in December 2043 and may be redeemed after February 2016 at any time prior to their anticipated repayment date subject to payment of make-whole consideration (until 12 months and 24 months prior to the Series 2013-1 and Series 2013-2 anticipated repayment dates, respectively, at which time no such make-whole payments shall be required). In the event that any series of Notes is not paid in full at its respective anticipated repayment date, subordinate additional interest will begin to accrue on such Notes.

Shelf Registration Statement
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

Incentive Award Plan
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

A total of 5.9 million shares, adjusted for the Merger exchange ratio, were initially registered under the Plan. Pursuant to the Merger Agreement, the Plan was assumed by post-Merger Spirit Realty Capital at the effective time of the Merger and the Company registered 3.1 million of the remaining available shares under the Plan in addition to 45,000 shares of common stock options, which were fully vested and remained unexercised under the Cole II's former non-qualified stock option plan. In connection with the Merger, Company terminated the non-qualified stock option plan, although the outstanding options under this plan continue to be subject to its terms and conditions.

Executive Bonus Program - Performance Share Awards

On August 1, 2013, the Compensation Committee of the Board of Directors approved a 2013 bonus program to the Company's named executive officers including performance share awards under the Plan designed to align executive compensation with comparative shareholder returns and Company performance under defined metrics set forth therein. Pursuant to the performance share awards, each participant is eligible to vest in and receive a percentage range of a target number of shares of the Company's common stock based on the attainment of total shareholder return during the performance period running from September 20, 2012 (the day of the Company's IPO) through December 31, 2015. The percentage range of performance shares that vests is based on the comparative performance of the Company to a specified peer group of companies. In addition, each performance share award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid on the total number of performance shares that ultimately vest, as if such shares had been outstanding on each dividend record date over the period from August 1, 2013 through the issuance date of the shares. In the event of a non-qualifying termination of a participant prior to the performance period end date, all of the rights to performance shares will be automatically forfeited along with the participants' rights to the cash payment of any dividend equivalent.

Acquisition and Dispositions
Exclusive of the Cole II Merger, during the year ended December 31, 2013, the Company acquired 194 new properties for a gross investment of $408.6 million in 40 transactions with an initial cash yield of 7.92% and an average remaining lease term of 16.8 years.

During the year ended December 31, 2013, the Company re-balanced the portfolio by selling 21 properties for $392.2 million in gross sales proceeds. Properties sold were closed at an average cap rate of 7.1% and had an average remaining lease term of 6.8 years.

Litigation
See Item 3. "Legal Proceedings" for recent developments related to litigation during 2013.

Segment Financial Information and Asset Information
We operate in one reporting segment. See Item 2. "Properties" for property financial information and Item 6. "Selected Financial Data" for additional financial and asset information.
Competition
We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.
As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, have access to more resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.
Legal Proceedings
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.
Significant Tenants
As discussed above, in February 2012, two of our general merchandising tenants, Shopko and Pamida, completed a merger. As a result, the combined company, "Shopko/Pamida", contributed 19.7% of our total revenue for the year ended December 31, 2013. For the quarter ended December 31, 2013, the first full quarter subsequent to the Merger, Shopko/Pamida contributed 14.8% of our total revenue. We lease 181 properties to Shopko/Pamida, 179 of which are leased pursuant to three master leases that, as of December 31, 2013, had a weighted average non-cancelable remaining lease term of approximately 11.8 years.
For further information on our ten largest tenants and the composition of our tenant base, see “Item 2. Properties - Our Real Estate Investment - Portfolio Diversification by Tenant.”
Regulation
General
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals.
Americans With Disabilities Act
Pursuant to the Americans with Disabilities Act (the “ADA”), our properties are required to meet federal requirements related to access and use by persons with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws, may require modifications to properties we currently own and any properties we purchase, or may restrict renovations of those properties. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional financial obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to triple-net leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations.

Environmental Matters
Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.
Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations. As a result of the foregoing, we could be materially and adversely affected.
Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties that have not been previously addressed or remediated by us.
Before completing any property acquisition, we obtain environmental assessments in order to identify potential environmental concerns at the property. These assessments are carried out in accordance with the Standard Practice for Environmental Site Assessments (ASTM Practice E 1527-05) as set by ASTM International, formerly known as the American Society for Testing and Materials, and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope, however, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environment insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant (i.e., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us).
Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any. If we are unable to enforce the indemnification obligations of our lessees or if the amount of environmental insurance we carry is inadequate, our results of operations would be adversely affected.
Insurance
Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See “Risk Factors-Risks Related to Our Business and Properties-Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.”
In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage with an aggregate limit of $52,000,000. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders which are not required to be carried by our tenants under our leases.
Item 1A. Risk Factors

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

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

•
the risk that significant information technology systems conversions that we are undertaking or may undertake in the future may take longer to implement than expected or that anticipated benefits may not be realized;

•	our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	we have incurred substantial expenses related to the Merger and expect to continue to incur substantial expenses related to the integration; and

•	our future results may suffer if we do not effectively manage our expanded operations.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by law.

Set forth below are some (but not all) of the factors that could adversely affect our business and financial performance. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Risks Following the Merger

We have incurred substantial expenses related to the Merger and expect to continue to incur substantial expenses related to the integration.

We have incurred substantial expenses in connection with completing the Merger and expect to incur substantial expenses integrating the business, operations, networks, systems, technologies, policies and procedures of Cole II with those of pre-merger Spirit. There are several systems that must be integrated, including those related to accounting and finance and asset management. While it has been assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. As a result, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.

We may be unable to integrate successfully the businesses of Cole II and pre-merger Spirit and realize the anticipated benefits of the Merger or do so within the anticipated timeframe.

The Merger involved the combination of Cole II (a non-traded REIT) and pre-merger Spirit (a publicly traded REIT), which operated independently from each other. Even though the companies were operationally similar, we have been required to and expect to continue to devote significant management attention and resources to integrating each business’s respective practices and operations. The Cole II portfolio contained certain multi-tenant assets and double net leased-properties that may require additional resources and management attention than triple net leased properties. Management attention and resources have been expended in the repositioning and sale of certain assets acquired Merger, and additional attention and resources may be required for further dispositions. It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to fully achieve the anticipated benefits of the Merger.

Our future results will suffer if we do not effectively manage our expanded operations.

We may continue to expand our operations through additional acquisitions and other strategic transactions, and modernize our information technology and management systems through new systems implementations, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs and regulatory compliance and develop and maintain other necessary systems, processes and internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely on several information systems across our operations and corporate functions including finance and accounting that we depend on to ensure payment of obligations, collection of cash, data warehousing to support analytics and other various processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in reduced efficiency in our operations and accuracy in our internal and external financial reporting. Remediation of such problems could result in significant unplanned expenditures.

In response to our dramatic expansion as a result of the Merger, we are continuing the process of implementing a finance and accounting system to meet our long-term vision of continued growth. Large-scale system implementations, however, are complex and time-consuming projects that are capital intensive and can span a year or more. Certain business and financial processes will also require transformation in order to effectively leverage the systems benefits. Our business and results of operations may be adversely affected if we experience system usage problems and/or cost overruns during the implementation process, or if associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement systems as planned or if any system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting and disclosure controls and procedures.
Risks Related to Our Business and Properties

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of real estate that is leased to retail, service and distribution companies on a triple-net basis. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant retail space;

•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;

•	inability to lease or sell properties upon expiration or termination of existing leases;

•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	the illiquid nature of real estate compared to most other financial assets;

•	changes in laws and governmental regulations, including those governing real estate usage and zoning;

•	changes in interest rates and the availability of financing; and

•	changes in the general economic and business climate.

The occurrence of any of the risks described above may cause the value of our real estate to decline, which could materially and adversely affect us.

Global market and economic conditions may materially and adversely affect us and our tenants.

In the United States, market and economic conditions have improved, but continue to be challenging as many companies struggle to recover from the recent economic crisis, which resulted in increased unemployment, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. Rental rates and valuations for retail space, which have decreased over the past few years, have not fully recovered to pre-recession levels and we are unable to predict when they may do so. Continued volatility in the United States and global markets makes it difficult to determine the breadth and duration of the impact of the recent economic and financial market crises and the ways in which our tenants and our business may be affected. A continuation of the recent lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and profitability. Accordingly, the prolonged continuation or further worsening of recent financial conditions could materially and adversely affect us.
Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could materially and adversely affect us.
Generally, each of our properties is operated and occupied by a single tenant. Therefore, the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. Our portfolio consists primarily of properties leased to single tenants that operate in multiple locations, which means we own numerous properties operated by the same tenant. To the extent we finance numerous properties operated by one company, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.
At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Although our occupied properties are generally operationally essential to our tenants, meaning the property is essential to the tenant’s generation of sales and profits, this does not guarantee that a tenant’s operations at a particular property will be successful or that the tenant will meet all of its obligations to us. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.
Single-tenant leases involve significant risks of tenant default.
Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us could materially and adversely affect us.
A substantial number of our properties are leased to one tenant, which may result in increased risk due to tenant and industry concentrations.
Currently, we lease 181 properties to Shopko/Pamida, primarily pursuant to three master leases. The Shopko/Pamida leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko/Pamida (the “Shopko Guarantor”). Subsequent to the Merger, revenues generated from Shopko/Pamida represented 14.8% of the Company's total revenues for the three months ended December 31, 2013. Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida, defaults, breaches or delay in payment of rent by it may materially and adversely affect us.
As a result of the significant number of properties leased to Shopko/Pamida, our results of operations and financial condition will be closely tied to Shopko/Pamida's performance under its leases, which is ultimately tied to the performance of its stores and the retail industry in which it operates. Shopko/Pamida operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and larger communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Shopko/Pamida is subject to the following risks, as well as other risks that we are not currently aware of, that could adversely affect its ability to pay rent to us:

•
The retail industry in which it operates is highly competitive, which could limit growth opportunities and reduce profitability. Shopko/Pamida competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. It faces strong competition from large national discount retailers, such as Walmart, Kmart and Target, and mid-tier merchants such as Kohl’s and JCPenney.

•
Shopko/Pamida stores are geographically located in a limited number of regions, particularly in the Midwest, Pacific Northwest, North Central and Western Mountain states. Adverse economic conditions in these regions may materially and adversely affect its results of operations, retail sales and ability to make payments to us under the leases.

•
Fluctuations in quarterly performance and seasonality in retail operations may cause Shopko/Pamida’s results of operations to vary considerably from quarter to quarter and could adversely affect its cash flows.

•
Shopko/Pamida stores are dependent on the efficient functioning of its distribution networks. Problems that cause delays or interruptions in the distribution networks could materially and adversely affect its results of operations.

•	Shopko/Pamida stores depend on attracting and retaining quality employees. Many employees are entry level or part-time employees with historically high rates of turnover.

If Shopko/Pamida experiences declines in its business, financial condition or results of operations, it may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us or close certain of its stores, all of which could decrease the amount of revenue we receive from it. Decreases in the amount of revenue received from Shopko/Pamida could materially and adversely affect us.

A substantial portion of our properties are leased to unrated tenants, and the tools we use to measure credit quality may not be accurate.
A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be creditworthy. Many of our tenants are required to provide corporate-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and or annual basis, and approximately 50% of our lease investment portfolio require the tenant to provide property-level performance information, which includes income statement data on a quarterly and or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an estimated default frequency (“EDF”) and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s Investment Services, Inc. (“Moody’s”), Standard & Poor’s (“S&P”), or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable. The ability of an unrated tenant to meet its obligations to us may not be considered as well assured as that of rated tenant.
The decrease in demand for retail and restaurant space may materially and adversely affect us.
As of December 31, 2013, leases representing approximately 37.5% and 16.7% of our annual rent were with tenants in the retail and restaurant industries, respectively. In the future we may acquire additional retail and restaurant properties. Accordingly, decreases in the demand for retail and/or restaurant spaces may have a greater adverse effect on us than if we had fewer investments in these industries. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for retail and restaurant space and could materially and adversely affect us.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2013, 12.6% of our portfolio (as a percentage of rent) was located in the state of Texas, the state representing the highest concentration of our assets at that time. Any adverse developments in the economy or real estate market in Texas and the surrounding region, or any state or region in which we develop a substantial concentration of assets in the future, or any decrease in demand for net leased commercial space in such geographic locations resulting from regulatory or business environment could materially and adversely affect us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend on our ability to continue to strategically lease space in our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. As of December 31, 2013, leases representing approximately 2.1% of our annual rent will expire during 2014. As of December 31, 2013, 21 of our properties, representing approximately 1.0% of our total number of owned properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.
Our ability to realize future rent increases will vary depending on changes in the CPI.
Most of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Although some of our rent escalators increase rent at a fixed amount on fixed dates, most of our rent escalators increase rent by the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period or (b) a fixed percentage. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.
The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies may materially and adversely affect us.
Tenants who are considering filing for bankruptcy protection may request that we agree to amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease properties that we agree to release from tenants’ leases in the future or that lease termination fees, if any, received in exchange for such releases will be sufficient to make up for the rental revenues lost as a result of lease amendments.
Property vacancies could result in significant capital expenditures.
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.
We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.
Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

•
we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

•	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;

•	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;

•
we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an acquisition opportunity after incurring expenses related thereto;

•	we may fail to obtain financing for an acquisition on favorable terms or at all;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; or

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and expected to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the economic downturn of 2008 through 2010, and changes in laws, regulations or fiscal policies of the jurisdiction in which a property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.
We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties, which could materially and adversely affect us.
We also face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.
The loss of a borrower or the failure of a borrower to make loan payments on a timely basis will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.
We have originated or acquired long-term, commercial mortgage and equipment loans. The success of our loan investments is materially dependent on the financial stability of our borrowers. The success of our borrowers is dependent on each of their individual businesses and their industries, which could be affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. A default of a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral.
Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any of these principles may lead to a loss or delay in the payment on loans we hold, which in turn could reduce the amounts we have available to make distributions. Further, in the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property which could materially and adversely affect us.
If we invest in mortgage loans, these investments may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans.
If we invest in mortgage loans, we will be at risk of defaults by the borrowers and, in addition, will be subject to interest rate risks. To the extent we incur delays in liquidating defaulted mortgage loans, we may not be able to obtain all amounts due to us under such loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans. If the values of the underlying properties decline, the value of the collateral securing our mortgage loans will also decline and if we were to foreclose on any of the properties securing the mortgage loans, we may not be able to sell or lease them for an amount equal to the unpaid amounts due to us under the mortgage loans. As a result, defaults on mortgage loans in which we invest may materially and adversely affect us.
Inflation may materially and adversely affect us and our tenants.
Increased inflation could have a negative impact on variable-rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Historically, we have raised a significant amount of debt capital through our master trust facility and the CMBS market. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. As of December 31, 2013, we had issued notes under our master trust facility in six different classes over four separate issuances with an aggregate outstanding principal balance of $1.24 billion. These notes mature in December 2018, July 2020 (two classes), March 2021, March 2022, and December 2023, respectively. As of December 31, 2013, we also had CMBS loans with an aggregate outstanding principal balance of $2.5 billion and an average maturity of 3.7 years. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our master trust facility, subject to certain conditions, we may substitute real estate collateral from time to time. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our master trust facility favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.
Failure to hedge effectively against interest rate changes may materially and adversely affect us.
We attempt to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements. However, these arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to our hedging arrangements may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our future borrowings may materially and adversely affect us.
Loss of our key personnel with long-standing business relationships could materially impair our ability to operate successfully.
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our Chief Executive Officer and Chairman of our board of directors, Thomas H. Nolan, Jr., our President and Chief Operating Officer, Peter M. Mavoides, and our Executive Vice President and Chief Investment Officer, Gregg A. Seibert, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel.
Many of our other key executive personnel, particularly our senior managers, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.
We have a limited operating history as a public company and our past experience may not be sufficient to allow us to successfully operate as a public company going forward.
We have a limited operating history as a publicly traded company. Prior to the public offering in September 2012, we had not been publicly traded since 2007. We cannot assure you that our past experience will be sufficient to successfully operate our company as a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002. We are required to develop and implement control systems and procedures in order to satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the NYSE, listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company could materially and adversely affect us.
We may become subject to litigation, which could materially and adversely affect us.
In the future we may become subject to litigation, including claims relating to our operations, security offerings (see litigation related to the Merger discussed in "Item 3. Legal Proceedings" below) and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.
Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Beginning with our 2014 Annual Report on Form 10-K to be filed in 2015, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures but not for the purpose of expressing an opinion (as will be required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002) on the effectiveness of our internal control over financial reporting. As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover weaknesses, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.
The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be environmental liabilities associated with our properties of which we are unaware. We obtain Phase I environmental site assessments on all properties we finance or acquire. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain ACM. Strict environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Strict environmental laws also apply to other activities that can occur on a property, such as air emissions and water discharges, and such laws may impose fines and penalties for violations.
The presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.
In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property, which may affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.
Our environmental liabilities may include property damage, personal injury, investigation and clean-up costs. These costs could be substantial. Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.
Most of the environmental risks discussed above refer to properties that we own or may acquire in the future. However, each of the risks identified also applies to the owners (and potentially, the lessees) of the properties that secure each of the loans we have made and any loans we may acquire or make in the future. Therefore, the existence of environmental conditions could diminish the value of each of the loans and the abilities of the borrowers to repay the loans and could materially and adversely affect us.
Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties we could be required to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by our tenants or others could subject us to liability if property damage or health concerns arise. If we were to become subject to significant mold-related liabilities, we could be materially and adversely affected.
Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.
Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.
Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.
Our properties are subject to the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases and financing agreements to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected. We could be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.
In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.
As a result of acquiring C corporations in carry-over basis transactions, we may inherit material tax liabilities and other tax attributes from such acquired corporations, and we may be required to distribute earnings and profits.
From time to time, we have and may continue to acquire C corporations in transactions in which the basis of the corporations’ assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations, or carry-over basis transactions. In May 2006, we acquired Shopko Stores, Inc. in a stock purchase and immediately thereafter dissolved such corporation. In December 2008, we revoked the election to treat Spirit Management Company, our former taxable REIT subsidiary, as a taxable REIT subsidiary for federal income tax purposes. In each such transaction, we acquired the assets of such corporations in a carry-over basis transaction for federal income tax purposes.
In connection with the IPO, Redford Australian Investment Trust (“RAIT”), an Australian investment trust through which our non-U.S. investors indirectly owned shares of our common stock prior to the IPO, transferred substantially all of its assets (including shares of our common stock) to our company in exchange for newly issued shares of our common stock, and RAIT liquidated and distributed such shares to its owners. Such exchange of shares of our common stock held by RAIT for newly issued shares of our common stock was on a one-for-one basis. RAIT was treated as a C corporation for federal income tax purposes, and such transactions were intended to qualify as a tax-free reorganization for federal income tax purposes. We did not acquire any earnings and profits of RAIT as a result of such transactions.
If we acquire any asset from a corporation that is or has been a C corporation in a transaction in which the basis of the asset in our hands is less than the fair market value of the asset, in each case determined at the time we acquired the asset, and we subsequently recognize gain on the disposition of the asset during the ten-year period (or the five-year period in the case of dispositions in 2012 and 2013) beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the Internal Revenue Service (the “IRS”), could affect the calculation of the corporation’s earnings and profits. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
Changes in accounting standards may materially and adversely affect us.
From time to time the Financial Accounting Standards Board (“FASB”), and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.
The SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of U.S. generally accepted accounting principles (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”), which are rapidly gaining worldwide acceptance.  The SEC currently has not finalized the timeframe it expects that U.S. issuers would first report under the new standards. If IFRS is adopted, the potential issues associated with lease accounting, along with other potential changes associated with the adoption or convergence with IFRS, may materially and adversely affect us.
Additionally, the FASB is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. In particular, FASB has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If the proposal is adopted in its current form, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted in its current form, it could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on the balance sheet. The proposal could also make lease renewal options less attractive, because, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
In the future, we may choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.
In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in the Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Risks Related to Our Indebtedness
We have approximately $3.78 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
As of December 31, 2013, our total outstanding consolidated indebtedness was approximately $3.78 billion principal balance, of which $111.0 million (or approximately 3.0%) is variable-rate debt (we have entered into four amortizing interest rate swaps that effectively fixed the interest rates on a significant portion of this variable-rate debt at approximately 4.55%), and we may incur significant additional debt to finance future investment activities. In addition, we have a secured revolving Credit Facility with a borrowing capacity of up to $400.0 million, under which $30.0 million was drawn as of December 31, 2013 and $269.3 million remains available. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders;

•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

•
we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•
we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

•	we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross-default provisions could result in a default on other indebtedness.

The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could materially and adversely affect us.
Over the last few years, the credit markets have experienced significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the financial markets, making financing terms for borrowers less attractive, and in certain cases, have resulted in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us.
Total debt service for 2014 and 2015 are $86.7 million and $303.9 million, respectively. We expect to meet these repayment requirements primarily through net cash from operating activities.
Some of our financing arrangements involve balloon payment obligations, which may materially and adversely affect us.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have certain balloon maturities of $529.0 million in 2016. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral consisting of 177 properties subject to two master leases and two individual leases with Shopko/Pamida.
Our debt financing agreements contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.
The agreements governing our borrowings and indebtedness contain financial and other covenants with which we are or will be required to comply and that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings and indebtedness, could cause us to have to forgo investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements may have cross default provisions, which provide that a default under one of our financing agreements would lead to a default on some or all of our debt financing agreements.
If an event of default occurs under certain of our CMBS loans, if the master tenants at the properties, which secure the CMBS loans, fail to maintain certain EBITDAR ratios or if an uncured monetary default exists under the master leases, then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us until the terms are cured or the debt refinanced. If the financial performance of the collateral for our Master Funding indebtedness fails to achieve certain financial performance criteria, then cash from those assets that would otherwise be distributed to us may be unavailable to us until the terms are cured or the debt refinanced. Such cash sweep triggering events have occurred previously and may be ongoing from time to time. The occurrence of these events limit the amount of cash available to us for use in our business and could limit or eliminate our ability to make distributions to our common stockholders.

The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

•	incur indebtedness;

•	create liens on assets;

•	sell or substitute assets;

•	modify certain terms of our leases;

•	manage our cash flows; and

•	make distributions to equity holders.

Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

Risks Related to Our Organizational Structure
Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in the interest of our stockholders, and as a result may depress the market price of our common stock.
Our charter contains certain restrictions on ownership and transfer of our stock. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•
discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•
result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval. Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our board of directors has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within a two-year period immediately prior to the date in question) or any affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that a holder of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) has no voting rights with respect to those shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our board of directors, to opt out of the business combination provisions of the MGCL and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future, whether before or after an acquisition of control shares.
Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could be in the best interests of our stockholders. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.
Termination of the employment agreements with certain members of our senior management team could be costly and prevent a change in control of our company.
The employment agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to pay them significant amounts of severance compensation, including gross-ups for tax liabilities, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.
Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect us.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.
We are a holding company with no direct operations and will rely on funds received from the Operating Partnership to pay liabilities.
We are a holding company and conduct substantially all of our operations through the Operating Partnership. We do not have, apart from an interest in the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
We own directly or indirectly 100% of the interests in the Operating Partnership. However, in connection with our future acquisition of properties or otherwise, we may issue units of the Operating Partnership to third parties. Such issuances would reduce our ownership in the Operating Partnership. Because you will not directly own units of the Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.
Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of units in the Operating Partnership, which may impede business decisions that could benefit our stockholders.
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any future partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, one of our wholly-owned subsidiaries, Spirit General OP Holdings, LLC, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its future limited partners under Delaware law and the partnership agreement of the Operating Partnership in connection with the management of the Operating Partnership. The fiduciary duties and obligations of Spirit General OP Holdings, LLC, as general partner of the Operating Partnership, and its future partners may come into conflict with the duties of our directors and officers to our company.
Under the terms of the partnership agreement of the Operating Partnership, if there is a conflict between the interests of our stockholders on one hand and any future limited partners on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any future limited partners; provided, however, that for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any future limited partners shall be resolved in favor of our stockholders.
The partnership agreement also provides that the general partner will not be liable to the Operating Partnership, its partners or any other person bound by the partnership agreement for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any future limited partner, except for liability for the general partner’s intentional harm or gross negligence. Moreover, the partnership agreement provides that the Operating Partnership is required to indemnify the general partner and its members, managers, managing members, officers, employees, agents and designees from and against any and all claims that relate to the operations of the Operating Partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active or deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful.

Risks Related to Taxes and Our Status as a REIT
Failure to qualify as a REIT would materially and adversely affect us and the value of our common stock.
We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes, and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the trading price of our common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to income tax as regular corporations in the jurisdictions in which they operate.
If the Operating Partnership fails to qualify as a disregarded entity or partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
The Operating Partnership is currently treated as a disregarded entity for federal income tax purposes. If a property contributor or other third party is admitted to the Operating Partnership as a limited partner and, as a result, we cease to be the 100% owner (directly or indirectly) of the interests in the Operating Partnership, the Operating Partnership would cease to be treated as a disregarded entity, and instead would be treated as a partnership, for federal income tax purposes. As a disregarded entity or partnership, the Operating Partnership would not be subject to federal income tax on its income. Instead, for federal income tax purposes, if the Operating Partnership is treated as a disregarded entity, we would be treated as directly earning its income, or if the Operating Partnership is treated as a partnership, each of its partners, including us, would be allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships to qualify as a disregarded entity or partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.
We currently own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.
A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.
To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us.
To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and we will be subject to regular corporate income taxes on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us.
The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.
The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization unless we elect to make an additional distribution to maintain our REIT status. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income and could cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In this circumstance, we may elect to distribute an additional dividend of the increased taxable income so as not to fail the REIT distribution test. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.
Beginning with the 2013 taxable year, the maximum tax rate (including the Medicare tax surcharge of 3.8%) on certain corporate dividends received by individuals is 23.8%, up from 15% in 2012, but less than the maximum income tax rate of 39.6% applicable to ordinary income. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareowner levels) that applies to non-REIT "C" corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT "C" corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable "C" corporation. Although REITs, unlike non-REIT “C” corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT “C” corporation dividends may still cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Risks related to the market price of our common stock
The market price and trading volume of shares of our common stock may be adversely impacted by various factors.

The market price of shares of our common stock may fluctuate widely. In addition, the trading volume in shares of our common stock may fluctuate and cause significant price variations to occur.  Some of the factors that could negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions or those of our competitors;

•	publication of research reports about us, our competitors or the real estate industry;

•	increases in prevailing interest rates that lead purchasers of shares of our common stock to demand a higher yield;

•	adverse market reaction to any additional indebtedness we incur or equity securities we or the Operating Partnership issue in the future;

•	additions or departures of key management personnel;

•	changes in our credit ratings;

•	the financial condition, performance and prospects of our tenants; and

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

We may issue additional shares of capital stock and the Operating Partnership may issue equity interests without stockholder approval, which may dilute stockholder investment.

The Company may issue shares of our common stock, preferred stock, or other equity securities without stockholder approval, including the issuance of shares to satisfy REIT dividend distribution requirements. Similarly, the Operating Partnership may offer its equity interests for contributions of cash or property without approval by the Company’s stockholders. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when equity interests in the Operating Partnership are issued.  Existing security holders have no preemptive rights to acquire any of these securities, and any issuance of equity securities by us or the Operating Partnership may dilute stockholder investment.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our Real Estate Investment Portfolio

As of December 31, 2013, our gross investment in real estate and loans totaled approximately $7.24 billion, representing investments in 2,186 properties. Of this amount, 98.4% consisted of our gross investment in real estate, representing ownership of 2,041 properties, and the remaining 1.6% consisted of commercial mortgage and equipment loans receivable secured by 145 properties or related assets. Our owned properties are leased to 377 tenants operating across 19 different industries, including: general, specialty and discount retail; restaurants; drug stores; automotive dealers; convenience stores; and supermarkets. Our properties are geographically diversified across 48 states, with only 3 states contributing more than 5.0% of our annual rent. Over 76.6% of our leases (based on annual rent) as of December 31, 2013 are triple-net, for which the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Property Portfolio Information
Our diverse real estate portfolio at December 31, 2013 consisted of 2,041 owned properties:

•	leased to 377 tenants;

•	located in 48 states as well as in the U.S. Virgin Islands, with only 3 states contributing more than 5% of our annual rent;

•	operating in 19 different industries;

•	with an occupancy rate of 99.0%; and

•	with a weighted average remaining lease term of 10.1 years.
The following tables present the diversity of our portfolio and are calculated based on percentage of contractual annual rent.
Diversification By Tenant
The following table lists the top 10 tenants of our owned real estate properties as of December 31, 2013:

Tenant (2)	Number of Properties	Percent of Total Revenue (1)
Shopko Stores/Pamida Operating Co., LLC	181	14.8%
Walgreen Company	69	4.4
84 Properties, LLC	109	3.5
Church's Chicken	201	2.6
Academy Sports + Outdoors	9	2.3
Circle K	83	2.2
CVS Caremark	37	1.8
CarMax, Inc	9	1.5
Carmike Cinemas, Inc.	12	1.5
Rite Aid	30	1.4
Other	1,301	64.0
Total	2,041	100.0%

(1) Total revenue for the quarter ended December 31, 2013.
(2) Tenants represent legal entities with whom we have lease agreements. Other tenants may operate certain of the same business concepts set forth above, but represent separate legal entities.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of December 31, 2013:

Industry	Number of Properties	Percent of Total Rent (1)
Specialty retail	189	19.3%
General and discount retail	235	18.2
Restaurants - quick service	658	9.5
Drug stores	134	7.8
Restaurants - casual dining	206	7.2
Automotive dealers, parts and service	130	5.4
Movie theaters	25	4.2
Convenience stores/car washes	144	4.1
Building material suppliers	110	3.7
Industrial	30	3.1
Educational	33	2.9
Medical/other office	27	2.8
Home improvement	9	2.4
Health clubs/gyms	18	2.2
Distribution	44	2.2
Supermarkets	29	1.8
Recreational facilities	8	1.5
Air delivery & freight services	9	1.2
Interstate travel plazas	3	0.5
Total	2,041	100%

(1) Total rental revenue for the quarter ended December 31, 2013.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of December 31, 2013:

Location	Number of Properties	Percent of Total Rent (1)
Texas	256	12.6%
Illinois	117	6.8
Wisconsin	62	6.0
Georgia	145	4.9
Florida	108	4.7
Ohio	118	4.4
Arizona	48	3.0
Minnesota	45	2.9
Tennessee	106	2.9
North Carolina	63	2.8
Indiana	62	2.7

Location	Number of Properties	Percent of Total Rent (1)
Alabama	100	2.7
Missouri	64	2.6
Michigan	48	2.6
Pennsylvania	59	2.5
Nebraska	21	2.5
California	15	2.4
Virginia	46	2.2
South Carolina	41	2.1
Kansas	27	1.9
Massachusetts	8	1.7
Utah	15	1.6
Colorado	26	1.6
New York	44	1.6
Idaho	15	1.5
Nevada	4	1.4
Oklahoma	47	1.4
Iowa	37	1.3
Kentucky	44	1.3
Washington	13	1.0
Louisiana	30	1.0
New Hampshire	11	1.0
New Mexico	23	*
Oregon	8	*
New Jersey	13	*
South Dakota	11	*
Mississippi	27	*
Maryland	22	*
Montana	7	*
West Virginia	26	*
Arkansas	16	*
North Dakota	5	*
Rhode Island	4	*
Maine	19	*
Wyoming	8	*
Delaware	3	*
Virgin Islands	1	*
Vermont	2	*
Connecticut	1	*
Total properties owned	2,041	100%

* Less than 1%
(1) Total rental revenue for the quarter ended December 31, 2013.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2013. As of December 31, 2013, the weighted average remaining non-cancelable initial term of our leases (based on annual rent) was 10.1 years. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights:

Leases Expiring In:	Number of Properties	Expiring Annual Rent (in thousands) (1)	Percent of Total Expiring Annual Rent
2014	65	$11,206	2.1%
2015	36	11,020	2.1
2016	55	21,987	4.2
2017	81	18,439	3.5
2018	76	23,435	4.4
2019	70	19,667	3.7
2020	84	29,638	5.6
2021	185	41,481	7.9
2021	93	21,937	4.2
2023	90	36,510	6.9
2024 and thereafter	1,185	291,422	55.3
Vacant	21	—	—
Total owned properties	2,041	$526,742	100%

(1) Total rental revenue for the quarter ended December 31, 2013 multiplied by four.

Item 3.     Legal Proceedings

In connection with the Merger, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of the Company captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al. The complaint names as defendants Spirit, the members of the board of directors of Spirit, the Operating Partnership, Cole II and the Cole Operating Partnership, and alleges that the directors of Spirit breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, failing to disclose sufficient material information for pre-merger Spirit stockholders to make an informed decision regarding whether or not to approve the Merger, agreeing to a Merger Agreement at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, and engaging in self-interested and otherwise conflicted actions. The complaint alleges that the Operating Partnership, Cole II and the Cole Operating Partnership aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.

On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the named defendants in the merger litigation signed a memorandum of understanding (“MOU”) regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release and dismissal of all asserted claims (the "Stipulation of Settlement"). The Stipulation of Settlement was filed with the court on January 22, 2014 for approval, however, the asserted claims will not be released and dismissed until such stipulation of settlement is approved by the court. There can be no assurance that the court will approve the Stipulation of Settlement. The Company does not expect that the terms of the settlement, if approved by the court, would have a material adverse effect on its financial position or results of operations.

We are subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Mine Safety Disclosure

None.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record and Dividend Policy

Our common stock is traded on the NYSE under the ticker symbol “SRC.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and distributions declared per share of common stock, for the periods indicated.

	Price Per Share
	of Common Stock (1)		Distributions
	High	Low	Declared (1)
2012
September 25 (IPO) through September 30	$8.16	$7.75	$0.0107
Fourth quarter	9.40	8.11	0.1641
Total			$0.1748

2013
First quarter	$10.78	$9.06	$0.1641
Second quarter	12.11	8.94	0.1641
Third quarter	10.05	8.53	0.1641
Fourth quarter	10.50	9.12	0.1663
Total			$0.6586

(1) Share price and distributions declared prior to July 17, 2013 have been adjusted for the Merger.

The closing share price for our common stock on February 24, 2014, as reported by the NYSE, was $10.91. As of February 24, 2014 there were 370,941,136 stockholders of record of our common stock.
We intend to pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.
Issuer Purchases of Equity Securities

	(a)	(b)	(c) **	(d) **
Period	Total Number of Shares Purchase	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
9/26/13	206,762	$9.39	—	—
Total	206,762	$9.39	—	—

** In September 2013, portions of awards of restricted Spirit Realty Capital common stock granted to certain of the company’s officers and other employees vested. The vesting of these shares, granted in connection with the company’s successful initial public offering one year ago and pursuant to the company’s 2012 Incentive Award Plan (the “Plan”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Plan and the award grants, certain Spirit Realty Capital officers elected to surrender to the company portions of the vesting shares solely to pay some or all of the associated taxes. Aggregate shares purchased by the Company totaled 206,762 valued at approximately $1.94 million.

Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2013

Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the New York Stock Exchange on September 20, 2012 and ending on December 31, 2013, with stock prices retroactively adjusted for the 1.9048 merger exchange ratio. The graph assumes a $100 investment in each of the indices on September 20, 2012 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the S&P Index and an industry peer group. Our stock price performance shown in the following graph is not indicative of future stock price performance.
Item 6.    Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report on Form 10-K.
Our historical consolidated balance sheet data as of December 31, 2013 and 2012 and consolidated operating data for the years ended December 31, 2013, 2012, and 2011 have been derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and audited by Ernst & Young LLP. Our historical consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and our consolidated operating data for the years ended December 31, 2010 and 2009 have been derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

	(In thousands, except share and per share data)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Revenues:
Rentals	$404,022	$266,567	$255,672	$255,148	$250,794
Interest income on loans receivable	5,928	5,696	6,772	9,572	10,098
Earned income from direct financing leases	1,572	—	—	—	—
Tenant reimbursement income	6,017	—	—	—	—
Interest income and other	1,928	852	786	14,473	6,464
Total revenues	419,467	273,115	263,230	279,193	267,356
Expenses:
General and administrative	35,863	36,252	27,854	19,575	19,800
Litigation	—	—	—	22,282	—
Merger costs	56,644	—	—	—	—
Property costs	11,760	5,176	4,693	2,631	2,649
Real estate acquisition costs	1,718	1,054	553	—	—
Interest	179,267	156,220	169,343	172,500	207,976
Depreciation and amortization	164,054	104,984	103,179	103,409	103,972
Impairments (recoveries)	(185)	8,918	5,646	20,291	10,390
Total expenses	449,121	312,604	311,268	340,688	344,787
Loss from continuing operations before other expense and income tax expense	(29,654)	(39,489)	(48,038)	(61,495)	(77,431)
Total other (expense) income	(2,405)	(32,522)	—	(3,110)	6,810
Loss from continuing operations before income tax expense	(32,059)	(72,011)	(48,038)	(64,605)	(70,621)
Income tax expense	1,113	504	(60)	239	3,346
Loss from continuing operations	(33,172)	(72,515)	(47,978)	(64,844)	(73,967)
Income (loss) from discontinued operations (1)	34,849	(3,718)	(15,885)	(21,693)	(48,716)
Net income (loss)	1,677	(76,233)	(63,863)	(86,537)	(122,683)
Less: preferred dividends	—	(63)	(16)	(15)	(16)
Net income (loss) attributable to common stockholders	$1,677	$(76,296)	$(63,879)	$(86,552)	$(122,699)
Net (loss) income per share of common stock—basic and diluted:
Continuing operations	$(0.14)	$(0.92)	$(0.97)	$(1.32)	$(1.50)
Discontinued operations	0.14	(0.05)	(0.33)	(0.44)	(0.99)
Net income (loss) per share attributable to common stockholders—basic and diluted	$—	$(0.97)	$(1.30)	$(1.76)	$(2.49)
Weighted average common shares outstanding:
Basic and diluted common shares (2)	255,020,565	78,625,102	49,265,701	49,265,701	49,265,701

(1) Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”

(2) Historical weighted average number of shares of common stock outstanding (basic and diluted) have been adjusted for the 1.9048 Merger Exchange Ratio. No potentially dilutive securities were included as their effect would be anti-dilutive.

	(Dollars in thousands)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data (end of period):
Gross investments including related lease intangibles	$7,235,732	$3,654,925	$3,582,870	$3,610,834	$3,740,261
Real estate, net	6,743,439	3,119,608	2,867,302	2,979,496	3,116,070
Cash and cash equivalents	66,588	73,568	49,536	88,341	65,072
Total assets	7,231,045	3,247,677	3,231,561	3,396,842	3,618,507
Debt obligations	3,778,218	1,894,878	2,627,146	2,730,994	2,866,923
Total liabilities	4,113,011	1,994,234	2,705,201	2,806,741	2,948,828
Stockholders' equity	3,118,034	1,253,443	526,360	590,101	669,679

Other Data:
FFO (1)	$139,487	$52,830	$69,766	$70,548	$58,096
AFFO (1)	$208,853	$119,248	$99,574	$113,206	$70,480
Number of properties in investment portfolio	2,186	1,207	1,153	1,161	1,157
Owned properties occupancy at period end (based on number of properties)	99%	99%	98%	96%	99%

(1) We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. Adjusted FFO (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs. The following table sets forth a reconciliation of our FFO and AFFO to net loss, the nearest GAAP equivalent for the periods presented.

	(Dollars in thousands)
	Year Ended December 31,
	2013	2012	2011	2010	2009

Net income (loss) attributable to common stockholders (a)	$1,677	$(76,296)	$(63,879)	$(86,552)	$(122,699)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	163,874	104,929	103,086	103,237	103,803
Discontinued operations	3,545	7,116	8,691	10,239	14,773
Portfolio impairment
Continuing operations	183	9,098	2,546	18,771	3,881

Discontinued operations	7,134	4,634	16,586	24,462	23,656
Realized loss (gain) on sales of real estate (b)	(36,926)	3,349	2,736	391	34,682
Total adjustments	137,810	129,126	133,645	157,100	180,795

Funds from operations (FFO) attributable to common stockholders	$139,487	$52,830	$69,766	$70,548	$58,096
Add/(less):
Loss (gain) on debt extinguishment
Continuing operations	2,405	32,522	—	—	—
Discontinued operations	(1,028)	—	—	—	—
Loss on derivative instruments related to Term Note extinguishment	—	8,688	1,025	—	—
Expenses incurred to secure lenders’ consents to the IPO	—	4,743	374	—	—
Expenses incurred to amend Term Note	—	—	7,226	—	—
Litigation	—	—	151	22,282	—
Cole II merger related costs (e)	66,700	—	—	—	—
ABS restructuring costs	717	—	—	—	—
Real estate acquisition costs	1,718	1,054	553	—	—
Non-cash interest expense	8,840	16,495	22,704	19,554	21,403
Non-cash revenues	(18,755)	(3,015)	(2,225)	(2,288)	(2,209)
Non-cash compensation expense	8,769	5,931	—	—	—
Other expense (income)	—	—	—	3,110	(6,810)
Total adjustments to FFO	69,366	66,418	29,808	42,658	12,384

Adjusted funds from operations (AFFO) attributable to common stockholders	$208,853	$119,248	$99,574	$113,206	$70,480

FFO per share of common stock
Diluted (c)	$0.54	$0.57	$1.42	$1.43	$1.18
AFFO per share of common stock
Diluted (c)	$0.81	$1.14	$2.02	$2.30	$1.43
Weighted average shares of common stock outstanding:
Basic	255,020,565	78,625,102	49,265,701	49,265,701	49,265,701
Diluted (d)	255,210,757	112,509,283	49,265,701	49,265,701	49,265,701

(a) Amount is net of distributions paid to preferred stockholders
(b) Includes amounts related to discontinued operations
(c)  Earnings per share for 2013 deducts dividends paid to participating stockholders in its computation. Earnings per share for 2012 adds back interest savings under the "if converted method" for assumed conversion of the Term Note in the computation of diluted earnings per share.

(d) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(e) Includes $10.1 million of interest expense charges related to the Barclays Commitment Letter

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements contained in this Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic situation and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A “Risk Factors” “-Special Note Regarding Forward-Looking Statements” above and “-Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
Overview

Spirit Realty Capital, Inc. was merged with and into Cole II effective as of July 17, 2013, pursuant to the Merger Agreement. In connection with the Merger, our prior legal entity merged with and into the Cole II legal entity and (a) all seven of our prior Board of Directors members were appointed to the nine-member surviving entity Board of Directors, with two individuals designated by Cole II and reasonably satisfactory to us completing the Board, and (b) our executive team managed the surviving entity, which was renamed Spirit Realty Capital, Inc. The surviving entity's charter and by laws were amended and restated to be substantially identical to those of Spirit Realty Capital prior to the Merger. As a result, Cole II was the "legal acquirer" and pre-Merger Spirit Realty Capital was deemed the "accounting acquirer." The pre-Merger Spirit Realty Capital stockholders received 1.9048 shares of common stock of the post-Merger Spirit Realty Capital for each share held prior to the Merger, resulting in their ownership of approximately 44% of the post-Merger Spirit Realty Capital common stock. Cole II stockholders kept their outstanding shares of common stock of the surviving entity, resulting in their ownership of approximately 56% of the common stock of post-Merger Spirit Realty Capital. The prevailing influence over the post-Merger Spirit Realty Capital, through its majority representation on the Board of Directors of post-Merger Spirit Realty Capital and the continuation of its senior management, was a key factor in the pre-Merger Spirit Realty Capital obtaining control and being designated as the accounting acquirer.

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
We generate our revenue primarily by leasing our properties to our tenants. As of December 31, 2013, our undepreciated gross investment in real estate and loans totaled approximately $7.2 billion, representing investment in 2,186 properties, including properties securing our mortgage loans. Of this amount, 98.4% consisted of our gross investment in real estate, representing ownership of 2,041 properties, and the remaining 1.6% consisted of commercial mortgage and equipment loans receivable secured by 145 properties or related assets. As of December 31, 2013, our owned properties were approximately 99.0% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual contractual rent) of approximately 10.1 years. Our leases are generally originated with long lease terms, typically containing non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of December 31, 2013, approximately 86% of our single-tenant leases (based on annual rent) provided for increases in future annual base contractual rent.
Our operations are carried out through the Operating Partnership, which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of our wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. Spirit Realty Capital is the sole limited partner and owns the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly owned by us, in the future, we could agree to issue equity interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when equity interests in the Operating Partnership are issued.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2003. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.

2013 Highlights

For the year ended December 31, 2013:

•
Completed the merger with Cole Credit Property Trust II, Inc. ("Cole II"), which diversified the Company's tenant base, enhanced its credit quality, improved its operating efficiency, reduced its leverage and provided additional financial strength and flexibility, in part by almost doubling the size of the Company.

•
Expanded liquidity with the establishment of a new $400.0 million revolving credit facility and fixed the term and interest rate of variable, short term debt assumed in the merger through a $203.0 million CMBS offering and issuance of $330.0 million of investment grade-rated notes.

•	Generated revenues of $419.5 million, a 53.6% increase over the year ended 2012.

•	Produced FFO of $0.54 per share, AFFO of $0.81 per share and net income of less than $0.01 per share.

•	Sold 21 properties generating $392.2 million in gross sales proceeds. Properties sold were closed at a weighted average cap rate of 7.1% with a weighted average remaining lease term of 6.8 years.

•
Exclusive of the Cole II Merger, acquired 194 new properties for a gross investment of $408.6 million in 40 real estate transactions with a weighted average lease term of 16.8 years earning a weighted average initial yield of 7.92%.

Factors that May Influence Our Operating Results
Rental Revenue
Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 86% of our single-tenant properties contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year.

As of December 31, 2013, 99.0% of our owned properties (based on number of properties) were occupied.

In February 2012, Shopko and Pamida, two of our general merchandising tenants, completed a merger. For the year ended December 31, 2013, Shopko/Pamida contributed 19.7% of our total revenue. During the three months ended December 31, 2013, revenue from Shopko/Pamida represented only 14.8% of our owned real estate properties. We believe this Shopko/Pamida percentage is a better indicator of our current exposure and tenant diversification as a result of the Merger. Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida, defaults, breaches or delay in payment of rent by this tenant may materially and adversely affect us. Walgreen Company (“Walgreens”), our next largest tenant, contributed 4.4% of our total revenue for the three months ended December 31, 2013.
Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of December 31, 2013 was 10.1 years (based on annual contractual rent). Approximately 16.3% of our leases (based on annual contractual rent) as of December 31, 2013 will expire prior to January 1, 2019. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.
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
Our Triple-Net Leases
We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Of the leases acquired in our Merger, the percentage of leases which are triple-net, is marginally less than the percentage of triple-net leases in our legacy portfolio. As of December 31, 2013, approximately 76.6% of our properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. Although these instances are infrequent and have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 42.8% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none” basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.
Interest Expense
As of December 31, 2013, we had an approximately $3.8 billion principal balance outstanding of predominately secured, fixed-rate mortgage notes payable and borrowings under our revolving credit facilities. During the year ended December 31, 2013, the weighted average interest rate on our fixed and variable-rate debt, excluding the amortization of deferred financing costs and debt discounts, was approximately 5.82%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of seven mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.55% on a significant portion of this variable rate debt. We amortize on a non-cash basis the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the year ended December 31, 2013, non-cash interest expense recognized on our revolving credit facilities, mortgages and notes payable totaled approximately $17.8 million. Any changes to our debt structure, including borrowings under the $400.0 million Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Changing interest rates will increase or decrease the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.
General and Administrative Expenses
General and administrative expenses include employee compensation costs, professional fees, consulting, portfolio servicing costs and other general and administrative expenses. In connection with our Merger, we have incurred and expect to incur additional transaction, integration and transitional costs. Although we anticipate some of these costs to be short-term, an increase in general and administrative expenses is expected due to the increased portfolio management demands as result of more than doubling our net investments since December 2012.
Transaction Costs
As we acquire properties, we may incur transaction costs that we may be required to expense. In connection with the Merger, the Company incurred merger related costs of approximately $56.6 million for the year ended December 31, 2013, which include legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses. Merger costs represent costs incurred specifically to consummate the Merger transaction. Costs incurred to integrate the net assets acquired in the Merger are reflected in general and administrative expenses.

Impact of Inflation
Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Since tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not adversely affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expense. Additionally, our leases generally provide for rent escalators (see “Rental Revenue” above) designed to mitigate the effects of inflation over a lease’s term. However, since some of our leases do not contain rent escalators and many that do limit the amount by which rent may increase, any increase in our rental revenue may not keep up with the rate of inflation.

Critical Accounting Policies and Estimates

Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements.

Real Estate Investments
Revenue Recognition
We lease real estate to our tenants under long-term, triple-net leases that are primarily classified as operating leases. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Under certain leases, tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers. Tenant receivables are carried net of the allowances for uncollectible amounts.
Lease origination fees are deferred and amortized over the related lease term as an adjustment to rental revenue. Our leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that we will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases. The accrued rental revenue representing this straight-line adjustment is subject to an evaluation for collectability, and we record a provision for losses against rental revenues if collectability of these future rents is not reasonably assured.
Leases that have contingent rent escalators indexed to future increases in the CPI may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (1) 1 to 1.25 times any increase in the CPI over a specified period or (2) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, our inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and our view that the multiplier does not represent a significant leverage factor, rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have occurred.
Some of our leases also provide for contingent rent based on a percentage of the tenant’s gross sales. For contingent rentals that are based on a percentage of the tenant’s gross sales, we recognize contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs.
We suspend revenue recognition if the collectability of amounts due pursuant to a lease is not reasonably assured or if the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier.
Lease termination fees are included in “interest income and other” on our consolidated statements of operations and recognized when there is a signed termination agreement and all of the conditions of the agreement have been met and the tenant no longer occupies the property.

Purchase Accounting and Acquisition of Real Estate; Property Held for Sale
When acquiring a property for investment purposes, we allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result our pre-acquisition due diligence and its marketing and leasing activities. Property classified as held for sale is recorded at the lower of its carrying value or its fair value less anticipated selling costs.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in our statements of operations.
Depreciation
Our real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which generally range from 20 to 50 years for buildings and improvements and is 15 years for land improvements. Portfolio assets classified as held for sale are not depreciated.
Impairment
We review our real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows and fair values are highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.
Discontinued Operations
We actively manage our portfolio, and, accordingly, from time to time, we may strategically sell real estate as a part of our long-term strategy of managing risk. Generally, each time properties are sold, gains and losses from such dispositions and all operations from the properties previously reported as part of “loss from continuing operations” are reclassified to “discontinued operations,” as we do not expect any continuing involvement with these properties.
Provision for Doubtful Accounts
We review our rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a write-off of the specific receivable will be made. Uncollected accounts receivable are written off against the allowance when all possible means of collection have been exhausted. For accrued rental revenues related to the straight-line method of reporting rental revenue, we establish a provision for losses based on our estimate of uncollectible receivables and our assessment of the risks inherent in our portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
Loans Receivable
In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and equipment loans receivable. Mortgage loans are secured by single-tenant, operationally essential real estate. Equipment loans are secured by equipment used by tenants of properties owned or financed by us. The loans are carried at cost, including related unamortized premiums.
Revenue Recognition
Interest income on mortgage and equipment loans is recognized using the effective interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related loans using the effective interest method. A loan is placed on non-accrual status when the loan has become 60 days past due or earlier if we believe full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received.
Impairment and Provision for Loan Losses
We periodically evaluate the collectability of our loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of our allowance for loan losses. A loan is determined to be impaired when we determine, based on current information, that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted.
Accounting for Derivative Financial Instruments and Hedging Activities
We use derivative instruments such as interest rate swaps and caps for purposes of reducing exposures to fluctuations in interest rates associated with certain of our financing transactions. We may incur additional variable-rate debt in the future, including amounts that we may borrow under the Credit Facility, and we may choose to seek to hedge the interest rate risk ascribed with any such debt. At the inception of a hedge transaction, we enter into a contractual arrangement with the hedge counterparty and formally document the relationship between the derivative instrument and the financing transaction being hedged, as well as our risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future.
The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. For derivatives designated as cash flow hedges, the effective portions of the corresponding change in fair value of the derivatives are recorded in accumulated other comprehensive loss within stockholders’ equity. Changes in fair value reported in other comprehensive loss are reclassified to operations in the period in which operations are affected by the underlying hedged transaction. Any ineffective portions of the change in fair value are recognized immediately in general and administrative expense. The amounts paid or received on the hedge are recognized as adjustments to interest expense.
Income Taxes
Our REIT Status
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are still subject to state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
Our Taxable REIT Subsidiary
On January 15, 2009, we formed Spirit Management Company II (“TRS”), a Maryland corporation that prior to the IPO, was wholly-owned directly by us and, since the IPO, has been wholly-owned by the Operating Partnership. We have elected, together with our TRS, to treat our TRS as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide both customary and non-customary services to tenants of its parent REIT and engage in other activities that the parent REIT may not engage in directly without adversely affecting its qualification as a REIT. Currently, our TRS does not provide any services to our tenants or conduct other material activities. However, our TRS or another taxable REIT subsidiary of ours may in the future provide services to certain of our tenants. We may form additional taxable REIT subsidiaries in the future, and we may contribute some or all of our interests in certain wholly-owned subsidiaries or their assets to a taxable REIT subsidiary of ours. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Historically, we have not actively pursued or engaged in material activities that would require the use of our TRS.
Share-Based Compensation
In September 2012, we adopted, and our stockholders approved, the Incentive Award Plan, which provides for the issuance of stock-based equity instruments, including potential grants of stock options, stock appreciation rights, restricted stock, dividend equivalent rights and other stock-based awards or any combination of the foregoing. Pursuant to the Merger Agreement, the Plan was assumed by the surviving legal entity at the effective time of the Merger. Awards granted under the Incentive Award Plan may require service-based vesting over a period of years subsequent to the grant date and resulting equity-based compensation expense, measured at the fair value of the award on the date of grant, will be recognized as an expense in our consolidated financial statements over the vesting period. We will account for awards granted under applicable stock-based compensation guidance contained in FASB Accounting Standards Codification (ASC) 718.

Results of Operations
Comparison of the Year Ended December 31, 2013 to 2012
The following discussion includes the results of our continuing operations as summarized in the table below:

	Year Ended December 31,
	2013	2012	Change	%
	(in thousands)
Revenues:
Rentals	$404,022	$266,567	$137,455	51.6%
Interest income on loans receivable	5,928	5,696	232	4.1%
Earned income from direct financing leases	1,572	—	1,572	NM
Tenant reimbursement income	6,017	—	6,017	NM
Interest income and other	1,928	852	1,076	126.3%
Total revenues	419,467	273,115	146,352	53.6%
Expenses:
General and administrative	35,863	36,252	(389)	(1.1)%
Merger costs	56,644	—	56,644	NM
Property costs	11,760	5,176	6,584	127.2%
Real estate acquisition costs	1,718	1,054	664	63.0%
Interest	179,267	156,220	23,047	14.8%
Depreciation and amortization	164,054	104,984	59,070	56.3%
Impairment (recoveries)	(185)	8,918	(9,103)	(102.1)%
Total expenses	449,121	312,604	136,517	43.7%
Loss from continuing operations before other expense and income tax expense	(29,654)	(39,489)	9,835	(24.9)%
Other expense:
Loss on debt extinguishment	(2,405)	(32,522)	30,117	(92.6)%
Loss from continuing operations before income tax expense	(32,059)	(72,011)	39,952	(55.5)%
Income tax expense	1,113	504	609	120.8%
Loss from continuing operations	$(33,172)	$(72,515)	$39,343	(54.3)%
Revenues
For the year ended December 31, 2013, approximately 96.3% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by $146.4 million to $419.5 million for the year ended December 31, 2013 as compared to $273.1 million for same period in 2012. As more fully described below, the increase in revenue was due primarily to $116.4 million of additional revenue provided by the properties acquired in the Merger and $10.9 million of previously unrecognized straight-line rent in the third quarter. The remaining increase is attributable to an increase in base rental revenue resulting from $422.5 million of non-Merger real estate investments including capital expenditures subsequent to December 31, 2012 and contractual rent escalations on our owned real estate properties.

Rentals

Rental revenue increased by $137.5 million to $404.0 million for the year ended December 31, 2013 as compared to $266.6 million for the same period in 2012. The increase was primarily attributable to $109.5 million of rental income generated from properties acquired in the the Merger. Since the Merger was closed on July 17, 2013, the contribution of the properties acquired in the Merger does not reflect a full year of revenue. Other factors that increased our rental revenue during 2013 include the acquisition of 194 non-Merger related properties, including property improvements and loan originations, with a gross investment value of $422.5 million and contractual rent escalations and a decreased vacancy rate in our existing portfolio, compared to the same period ended December 31, 2012. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the year ended December 31, 2013 and 2012 was $20.6 million and $3.6 million, respectively, representing approximately 5.1% and 1.3% of total rental revenue from continuing operations for the years ended December 31, 2013 and 2012, respectively. During the third quarter of 2013, the Company recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance. Based on the post-Merger fourth quarter rental results and applying the straight-line rent provision in place as of December 31, 2013, normalized non-cash rent, including amortization of above and below-market lease intangibles, would be approximately 3.0% of total rent.

As of December 31, 2013, 99.0% of our owned properties were occupied (based on number of properties). The majority of our nonperforming leases were in the restaurant and specialty retail industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. At December 31, 2013 and 2012, 21 and 14 of our properties, representing approximately 1.0% and 1.2%, respectively, of our owned properties, were vacant and not generating rent.
Interest income on loans receivable and other income
Interest income on loans receivable increased by $0.2 million to $5.9 million for the year ended December 31, 2013 as compared to $5.7 million for the same period in 2012. The increase was attributable to $2.9 million of additional income from loans receivable acquired in the Merger, which was partially offset by increased premium amortization of $1.1 million on loans receivable acquired in the Merger along with a decrease of $1.1 million related to the prepayment of three notes totaling $10.4 million and scheduled maturities and amortization totaling $4.9 million subsequent to December 31, 2012.
In connection with the Merger, the Company acquired 13 properties accounted for as direct financing leases, which generated earned income of $1.6 million from the effective date of the Merger through December 31, 2013. Prior to the Merger, the Company did not own any properties that were accounted for as direct financing leases.
As part of the Merger, we acquired a number of non-triple-net leases that require tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the year ended December 31, 2013 of $6.0 million are offset by expenses recorded under property costs in the accompanying consolidated statements of operations.
Interest income and other contributed $1.9 million and $0.9 million for the year ended December 31, 2013 and 2012, respectively. Of the $1.0 million increase in 2013, $0.5 million was attributable to income recognized on two equipment sales during 2013, and $0.5 million related to increased lease termination fees earned during 2013 as compared to 2012.
Expenses
General and administrative
General and administrative expenses remained consistent at $35.9 million for both the years ended December 31, 2013 and 2012. During 2013, the Company incurred higher compensation and related benefits of $4.6 million due primarily to $2.4 million of higher non-cash stock based compensation. The balance of the increase in compensation expense was attributable to hiring additional personnel in response to nearly doubling our gross investment in real estate as a result of the Merger. Professional fees, insurance and outside consulting services increased $2.6 million during 2013 primarily due to higher costs incurred as a publicly traded company and consulting fees incurred in connection with the integration of the net assets acquired in the Merger. The increases in fiscal year 2013 were offset by $7.4 million in charges primarily associated with completing the IPO and extinguishing the Term Note indebtedness during the year ended December 31, 2012.

Merger Related Costs

In connection with the Merger, the Company incurred merger related costs costs of approximately $56.6 million for the year ended December 31, 2013, which include legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses. Merger related costs represent costs incurred specifically to consummate the Merger transaction. Costs incurred to integrate the net assets acquired in the Merger are reflected in general and administrative expenses. There were no Merger costs incurred during the same period in 2012.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger with Cole II resulted in the acquisition of several single and double-net leases that require the Company to initially incur certain expenses which are billed and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased $6.6 million to $11.8 million for the year ended December 31, 2013, as compared to $5.2 million for the same period in 2012. Total property costs in 2013 include approximately $7.2 million of reimbursable costs associated with acquired non-triple-net leases and $1.9 million in non-reimbursable costs related to operating properties. These increases were offset by a decrease of $2.6 million related to non-reimbursable costs related to non-operating properties.
Interest
Interest expense increased by $23.0 million to $179.3 million for the year ended December 31, 2013, as compared to $156.2 million for the same period in 2012. The increase in interest expense was primarily due to the the increase in total indebtedness of approximately $1.9 billion at December 31, 2013 compared to the same period in 2012. The vast majority of our increased indebtedness was the assumption of debt in connection with the Merger. Non-recurring interest charges of $10.1 million were incurred during 2013 in connection with the Merger related Barclays Commitment Letter. During the year ended December 31, 2013, the Company incurred $38.7 million and $2.9 million in higher interest charges on its fixed and variable rate mortgages and notes payable and lines of credit, respectively. These increases were offset primarily by $19.9 million in higher interest charges associated with the Term Note, which was extinguished in 2012.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Year Ended December 31,
	2013	2012
	(in thousands)
Interest expense – Term Note payable	$—	$19,925
Interest expense – revolving credit facilities	3,037	108
Interest expense – mortgages and notes payable	157,903	119,196
Interest expense – other	486	10
Amortization of deferred financing costs	13,188	2,819
Amortization of net losses related to interest rate swaps	—	3,415
Amortization of debt (premium)/discount	4,653	10,747
Total interest expense	$179,267	$156,220

Weighted average mortgages and notes outstanding excluding Term Note and debt discount (1)	$2,684,811	$1,956,478
Weighted average Term Note	—	533,803
Weighted average revolving credit facilities	80,718	—
Weighted average debt outstanding	$2,765,529	$2,490,281
Adjusted mortgages and notes interest (2) / weighted average mortgages and notes payable	5.88%	6.09%
Term Note interest (3) / weighted average Term Note payable	—%	3.73%
Revolving credit facilities interest / weighted average revolving credit facilities balance	3.76%	—%

(1) Excludes debt associated with discontinued operations.
(2) Excludes interest expense associated with Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3) Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $59.1 million to $164.1 million for the year ended December 31, 2013, as compared to $105.0 million for the same period in 2012. Of the total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to non-merger acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Year Ended December 31,
	2013	2012
	(in thousands)
Depreciation of real estate assets	$130,285	$86,905
Other depreciation	180	54
Amortization of lease intangibles	33,589	18,025
Total depreciation and amortization	$164,054	$104,984

Impairments

Impairment (recoveries) charges on properties and other assets that are classified as part of continuing operations were $(0.2) million and $8.9 million for the year ended December 31, 2013 and 2012, respectively. Due to an improved economy and real estate market in 2013, impairments were much less than for the same period in 2012. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. The disposition or re-leasing of non-performing or under-performing properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value. The following summarizes our impairment loss from continuing operations:

	December 31,
	2013	2012
	(in thousands)
Real estate and intangible asset impairment	$182	$7,267
Write-off of lease intangibles due to lease terminations	—	1,831
Loan receivable impairment recovery	(367)	(180)
Total impairment loss (recovery)	$(185)	$8,918
Other expense
During the year ended December 31, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our Term Note indebtedness. The majority of this non-cash charge was due to the conversion of our then outstanding $330 million tranche of the Term Note into stockholders’ equity at a premium. The Company incurred $2.4 million of debt extinguishment losses during the same period in 2013.

Income tax expense

Income tax expense increased $0.6 million to $1.1 million for the year ended December 31, 2013, as compared to $0.5 million for the same period in 2012. The increase was primarily due to an increase in deferred state tax expense resulting from a change in the state tax apportionment factor caused by the acquisition of properties in certain state tax jurisdictions from our Merger with Cole II and the sale of a property that was subject to state built-in gain tax of $0.4 million.

Discontinued Operations
Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”
We recognized income from discontinued operations of $34.8 million for the year ended December 31, 2013 (including a $35.5 million gain attributable to the sale of a large non-core property) as compared to a loss of $3.7 million for the same period in 2012. Included in these amounts were losses of $4.1 million and $1.3 million, respectively attributable to properties held for sale. Non-cash impairment charges included in income from discontinued operations for the year ended December 31, 2013 and 2012 were $7.1 million and $4.6 million, respectively.

Results of Operations
Comparison of the Year Ended December 31, 2012 and 2011
The following discussion includes the results of our continuing operations as summarized in the table below:

	Year Ended December 31,
	2012	2011	Change	%
	(in thousands)
Revenues:
Rentals	$266,567	$255,672	$10,895	4.3%
Interest income on loans receivable	5,696	6,772	(1,076)	(15.9)%
Earned income from direct financing leases	—	—	—	NM
Tenant reimbursement income	—	—	—	NM
Interest income and other	852	786	66	8.4%
Total revenues	273,115	263,230	9,885	3.8%
Expenses:
General and administrative	36,252	27,854	8,398	30.2%
Merger costs	—	—	—	—%
Property costs	5,176	4,693	483	10.3%
Real estate acquisition costs	1,054	553	501	90.6%
Interest	156,220	169,343	(13,123)	(7.7)%
Depreciation and amortization	104,984	103,179	1,805	1.7%
Impairment	8,918	5,646	3,272	58.0%
Total expenses	312,604	311,268	1,336	0.4%
Loss from continuing operations before other expense and income tax expense	(39,489)	(48,038)	8,549	(17.8)%
Other expense:
Loss on debt extinguishment	(32,522)	—	(32,522)	NM
Loss from continuing operations before income tax expense	(72,011)	(48,038)	(23,973)	49.9%
Income tax expense (benefit)	504	(60)	564	(940.0)%
Loss from continuing operations	(72,515)	(47,978)	(24,537)	51.1%
Revenues
For the year ended December 31, 2012, approximately 97.6% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by approximately $9.9 million to $273.1 million for the year ended December 31, 2012 as compared to $263.2 million for same period in 2011. The increase in revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions of over $158.3 million subsequent to December 31, 2011 and contractual rent escalations on our owned real estate properties.
Rentals
Rental revenue increased by approximately $10.9 million to $266.6 million for the year ended December 31, 2012 as compared to $255.7 million for same period in 2011. The increase was attributable to an increase in the number of active leases due to real estate acquisitions, contractual rent escalations and fewer vacant properties compared to the year ended December 31, 2011. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the year ended December 31, 2012 and 2011 was $3.6 million and $2.6 million, respectively, representing approximately 1.0% of total rental revenue from continuing operations for each of the years ended December 31, 2012 and 2011. During 2012, we reduced our provision for losses on unbilled receivables related to straight-line rent based on our periodic evaluation of collectability. This reduction resulted in a $0.8 million increase to total rental revenue for the year ended 2012.

As of December 31, 2012, 98.8% (based on number of properties) of our owned properties were occupied. The majority of our nonperforming leases were in the restaurant and automotive industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to dispose of in an effort to mitigate risks in the portfolio. As of December 31, 2012, 14 of our properties, representing approximately 1.2% of our owned properties, were vacant and not generating rent, compared to 17 vacant properties, representing 1.6% of our owned properties, as of December 31, 2011.
Interest income on loans receivable
Interest income on loans receivable decreased by $1.1 million to $5.7 million in the year ended December 31, 2012 as compared to $6.8 million for the same period in 2011. The decrease in interest income was primarily due to the prepayment of three notes totaling $13.5 million during the year ended December 31, 2012 and scheduled maturities and amortization subsequent to December 31, 2011.
Interest income and other
Interest income and other was stable between the comparable periods. The Company recognized $0.5 million in lease termination revenue during the year ended December 31, 2012, but recognized higher interest income during the comparable period in 2011. Lease termination revenue frequently results from negotiations with tenants who have individual under-performing properties that make up a portion of a master lease. In certain of these circumstances, in exchange for a termination fee, we may agree to lower the lease payment under the master lease and remove the under-performing property from the master lease. This generates higher revenue for the period in which the termination fee is received, but may result in lower revenue in future periods, depending on if and how quickly and at what rate the newly-vacant properties can be re-leased.
Expenses
General and administrative
General and administrative expenses increased $8.4 million to $36.3 million for the year ended December 31, 2012, as compared to $27.9 million for the same period in 2011. This increase was primarily attributable to $12.8 million in charges associated with completing the IPO and extinguishing the Term Note indebtedness, and $5.9 million in stock-based compensation related to incentive awards granted in 2012. During the same period in 2011, the Company recognized $7.2 million in consulting fees in connection with the Term Note amendment and the conversion agreement.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The increase in property costs for the year ended December 31, 2012 was primarily attributable to an increase in accrued property taxes associated with a delinquent tenant for whom we were making property tax payments under a payment plan with the taxing authority. As of December 31, 2012, we were pursuing recovery of these costs. The increase in property costs was partially offset by a decrease in the average number of property vacancies, from an average of 31 vacant properties during the year ended December 31, 2011 to an average of 19 vacant properties during the comparable period in 2012.
Interest
Interest expense decreased by $13.1 million to $156.2 million for the year ended December 31, 2012, as compared to $169.3 million for the same period in 2011. The decrease in interest expense was due primarily to the extinguishment of the Term Note as a result of the IPO on September 25, 2012, the repurchase of $70.0 million in Term Note indebtedness in July 2011 and a $2.9 million first quarter 2012 adjustment of 2011 debt discount amortization. These decreases were partially offset by increases attributable to $44.2 million of borrowings related to 2012 acquisitions.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Year Ended December 31,
	2012	2011
	(in thousands)
Interest expense – Term Note payable	$19,925	$26,631
Interest expense – revolving credit facilities	108	—
Interest expense – mortgages and notes payable	119,196	120,047
Interest expense – other	10	8
Amortization of deferred financing costs (a)	2,819	3,599
Amortization of net losses related to interest rate swap	3,415	4,500
Amortization of debt (premium) or discount (b)	10,747	14,558
Total interest expense	$156,220	$169,343

Weighted average mortgages and notes outstanding excluding Term Note and debt premium (discount) (1)	$1,956,478	$1,969,376
Weighted average Term Note	533,803	766,014
Weighted average revolving credit facilities	—	—
Weighted average debt outstanding	$2,490,281	$2,735,390
Adjusted mortgages and notes interest (2) / weighted average mortgages and notes payable	6.09%	6.10%
Term Note interest (3) /weighted average Term Note payable	3.73%	3.48%
(1) Excludes debt associated with discontinued operations
(2) Excludes interest expense associated with Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3) Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $1.8 million to $105.0 million for the year ended December 31, 2012 as compared to $103.2 million for the same period in 2011. The slight increase was due to higher depreciation expense following acquisitions of over $158.3 million in properties during 2012, partially offset by dispositions of properties subsequent to December 31, 2011.
The following table summarizes our depreciation and amortization expense from continuing operations:

	Year Ended December 31,
	2012	2011
	(in thousands)
Depreciation of real estate assets	$86,905	$84,982
Other depreciation	54	93
Amortization of lease intangibles	18,025	18,104
	$104,984	$103,179

Impairments
Impairment charges on properties and other assets that are classified as part of continuing operations were $8.9 million and $5.6 million for the year ended December 31, 2012 and 2011, respectively. In 2012, we incurred higher impairment charges attributable to certain under-performing properties and $1.8 million of lease intangible write-offs due to lease terminations, while in 2011, we increased our loan loss reserve $3.1 million due to under-performing trends on certain loans. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value.
The following table summarizes our impairment loss from continuing operations:

	Year Ended December 31,
	2012	2011
	(in thousands)
Real estate and intangible asset impairment	$7,267	$2,471
Write-off of lease intangibles due to lease terminations	1,831	—
Loan receivable impairment (recovery) expense	(180)	3,100
Other impairment	—	75
	$8,918	$5,646

Other income (expense)

During the year ended December 31, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our Term Note indebtedness. The majority of this non-cash charge was the impact of the conversion of our then outstanding $330.0 million TLC (as defined below) into stockholders’ equity at a premium. No such losses were recorded during the same period in 2011.

Discontinued Operations
Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”
For the years ended December 31, 2012 and 2011, we recognized total losses from discontinued operations of $3.7 million and $15.9 million, respectively, which includes $1.3 million and $4.2 million, respectively in losses attributable to the properties held for sale at the end of each period. Non-cash impairment charges included in the loss from discontinued operations for the year ended December 31, 2012 and 2011 were $4.6 million and $16.6 million, respectively.

Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize available borrowings on our $400.0 million Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of December 31, 2013, we had cash and cash equivalents of $66.6 million and our Credit Facility provides for an additional $269.3 million in borrowing capacity.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings on our $400.0 million Credit Facility. We believe that we have sufficient liquidity from our cash from operations and availability under our Credit Facility to meet our short-term working capital and other financial commitments. As of December 31, 2013, we had $30.0 million outstanding under the Credit Facility.

Long-term Liquidity and Capital Resources

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by securing asset level financing, issuing fixed rate secured notes and bonds, and occasionally through public securities offerings. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our Credit Facility or debt securities. We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.

Description of Certain Debt
Mortgages and Notes Payable
We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of December 31, 2013, we had an approximately $3.7 billion principal balance of outstanding indebtedness with a weighted average annual interest rate of 5.82% and a weighted average maturity of 5.0 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. Scheduled debt payments, including outstanding balances on the revolving credit facilities, as of December 31, 2013 are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2014	$56,684	$29,761	$86,445
2015	57,866	245,805	303,671
2016	51,849	789,280	841,129
2017	45,744	925,164	970,908
2018	45,445	248,851	294,296
Thereafter	134,286	1,145,814	1,280,100
	$391,874	$3,384,675	$3,776,549
Balloon payments subsequent to 2018 are as follows: $39.5 million due in 2019, $294.5 million due in 2020, $167.4 million due in 2021, $292.2 million due in 2022, $352.1 million due in 2023, and $0.1 million due in 2031.
Revolving Credit Facilities
$400 Million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into the Credit Facility with various lenders. The Partnership’s obligations under the Credit Facility are guaranteed by Spirit Realty Capital, Inc., OP Holdings, Spirit Master Funding IV, LLC, and Spirit Master Funding V, LLC. Pursuant to the Credit Facility, consistent with the terms, conditions and provisions of a three-year revolving credit facility, the Operating Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months, subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the

Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. As of December 31, 2013, $30.0 million was outstanding on the Credit Facility under one advance, secured by 142 properties.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. At December 31, 2013, $3.8 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility.
Our ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

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

•
Minimum Unencumbered Interest Coverage Ratio-requiring that each quarter and as a condition to each requested borrowing, the ratio of unencumbered net operating income to aggregate cash interest expense shall not be less than 1.50x.

Pursuant to the terms of the Credit Facility, distributions are allowable so long as they would not trigger an Event of Default (as defined in the agreement) and dividends cannot exceed $1.50 per share for the first four fiscal quarters following July 17, 2013, and, starting in the fourth quarter of fiscal year 2014, dividends, in the aggregate, may not exceed funds from operations in any fiscal year.
We guarantee the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of our assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.
Line of Credit - In March 2013, a special purpose entity owned by the Company entered into a $25.0 million secured revolving credit facility (“Line of Credit”). During the second quarter of 2013, the availability under the line was increased to $40.0 million. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24 month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance shall reset on the annual anniversary date of each advance, and is subject to the same terms as above. As of December 31, 2013, $5.1 million was outstanding on the Line of Credit under one advance, secured by one property.

Our ability to borrow under the Line of Credit is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

•	The Company maintain a minimum tangible net worth in a minimum amount equal to $25.0 million.

•	The Company maintain minimum liquidity in a minimum amount equal to $5.0 million.

•	Each note advance shall maintain a debt service coverage ratio of not less than 1.35 to 1.00 on a semi-annual basis.

•	Each note advance shall maintain an operator debt coverage ratio of not less than 2.00 to 1.00 on an annual basis.

Pursuant to the terms of the Line of Credit, the Operating Partnership has guaranteed the special purpose entity's obligations under the line.
Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2013, the table does not reflect available debt extensions.

	Payment due by period
					More than
		Less than 1	1-3 years	3-5 years	5 years
Contractual Obligations	Total	Year (2014)	(2015-2016)	(2017-2018)	(after 2018)
Long-Term Debt - Principal	$3,776,549	$86,445	$1,144,800	$1,265,204	$1,280,100
Long-Term Debt - Interest	969,145	212,676	365,202	186,453	204,814
Acquisition and Capital Improvements	60,415	60,415	—	—	—
Operating Lease Obligations	25,973	1,705	3,466	3,765	17,037
Total	$4,832,082	$361,241	$1,513,468	$1,455,422	$1,501,951
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

Cash Flows
Comparison of Year Ended December 31, 2013 to 2012

As of December 31, 2013, we had $66.6 million of cash and cash equivalents as compared to $73.6 million as of December 31, 2012.
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $26.3 million to $138.1 million for the year ended December 31, 2013 as compared to $111.8 million for the same period in 2012. This increase was primarily attributable to an increase in cash revenue of $125.4 million offset by increases in cash paid for interest of $11.0 million, non-recurring Merger-related costs of $56.6 million, property and acquisition costs of $7.8 million, general and administration expenses of $4.7 million and the balance due to an increase in the use of cash from operating assets and liabilities. The increase in revenues reflects the impact of the Merger with Cole II in the third quarter plus $422.5 million of investments in real estate for the year ended December 31, 2013. We anticipate our general and administrative expenses and property costs to increase as a result of the Merger.

Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $159.6 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $109.3 million for the same period in 2012. The increase in cash used for investing activities during 2013 included $401.4 million to fund the acquisition of 194 properties and capital improvements, partially offset by cash proceeds of $205.8 million from the disposition of 21 properties, which includes $115.3 from the sale of two non-core properties acquired in the Merger, collections of principal on loans receivable totaling $15.3 million and transfers of sales proceeds from restricted cash accounts of $13.4 million. The Company also acquired $7.3 million of cash in connection with the Merger. During the same period in 2012, cash used in investing activities included $167.5 million to fund the acquisition of 91 properties and invest in four unsecured notes in addition to transfers of sales proceeds to restricted cash accounts of $5.1 million. These uses were partially offset by $46.0 million of proceeds from the disposition of 41 properties and collections of principal on loans receivable of $17.3 million.
Generally, our net cash used in financing activities is impacted by our borrowings. During the two comparative periods we completed two significant transactions affecting our financing activities. On July 17, 2013, we completed the Merger with Cole II for consideration of $2.0 billion in common stock, and on September 25, 2012, we completed our initial public offering. Net cash provided in financing activities decreased by $7.1 million to $14.5 million for the year ended December 31, 2013 as compared to $21.6 million for the same period in 2012. During 2013, the change in financing activities can be attributed primarily to our net new borrowing proceeds of $203.7 million reduced by debt issuance costs, lender consent fees and escrow deposit requirements totaling $50.7 million and $136.1 million of dividends paid to our stockholders from cash available from operating activities. The net new borrowing proceeds were used primarily to fund new acquisitions, pay Merger-related costs, and other general corporate expenses. In connection with the Merger, the Company repaid the $324.1 million Cole II line of credit assumed in the Merger from borrowings under our $400.0 million Credit Facility and $203.0 million in New CMBS notes. We borrowed an additional $265.6 million under our revolving credit facilities and $87.3 million in mortgage notes to fund certain acquisitions and to pay transaction costs related to the Merger. In December 2013, we completed a $330.0 million net leased mortgage note issuance collateralized primarily by properties previously pledged to the Credit Facility in excess of its $400.0 million borrowing base. Net proceeds from this note issuance allowed us to repay amounts under our lines of credit and other indebtedness and pay for general corporate expenses.
During 2012, we completed our IPO. Net proceeds provided from issuance of our common stock including the underwriters overallotment totaled $457.1 million. We used $399.0 million to pay-off a tranche of our then outstanding Term Note. During the year ended December 31, 2012, we used $10.7 million to obtain lender consents in connection with the IPO and placed an additional $19.6 million into restricted cash accounts as reserves for certain lenders. In addition, we borrowed $44.2 million to finance portions of certain acquisitions and repaid $46.9 million of our mortgage and notes payable.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
As of December 31, 2012, we had $73.6 million of cash and cash equivalents as compared to $49.5 million as of December 31, 2011.
Net cash provided by operating activities increased $17.4 million to $111.8 million for the year ended December 31, 2012 as compared to $94.4 million for the same period in 2011. The increase was primarily attributable to an increase in rental revenues as a result of property acquisitions and scheduled rent escalations offset by higher general and administrative expenses related to the IPO.
Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $109.3 million for the year ended December 31, 2012 as compared to of $23.7 million for the same period in 2011. The increase in cash used in investing activities included $167.5 million to fund the acquisition of 91 properties and invest in four unsecured notes. These investing uses were partially offset by cash proceeds of $46.0 million from the disposition of 41 properties, collections of principal on loans receivable totaling $17.3 million and transfers of sales proceeds from restricted cash accounts. Our property sales are typically comprised of non-performing or underperforming properties in addition to selected properties that are no longer consistent with our investment strategy. Sales proceeds are commonly redeployed to fund new acquisitions. Collections of principal on loans receivable in 2012 include unscheduled paydowns; accordingly, scheduled principal collections in future periods are lower. Cash used in investing during 2011 was primarily attributable to $30.0 million to fund the acquisition of 27 properties, $6.6 million for capital expenditures and $7.1 million of sales proceeds transferred to restricted cash accounts and held as collateral under our master trust facility. These uses were offset by cash proceeds of $15.2 million from the disposition of 27 real estate properties and $4.8 million from collection of principal on loans receivable.
On September 25, 2012, we completed the IPO and on October 1, 2012 our underwriters exercised their option to purchase additional shares in full. Net cash provided by financing activities increased by $131.1 million to $21.6 million for the year ended December 31, 2012 as compared to cash used of $109.5 million for the same period in 2011. Net proceeds provided from issuance of our common stock including the overallotment totaled $457.1 million. We used $399.0 million to pay off our then outstanding TLB. During the year ended December 31, 2012, we used $10.7 million to obtain lender consents in connection with the IPO and placed an additional $19.6 million into restricted cash accounts as reserves for certain lenders. In addition, we borrowed $44.2 million to finance portions of certain acquisitions and repaid $46.9 million of our mortgage and notes payable. During the twelve months ended December 31, 2011, cash used in financing activities was primarily due to the $70.0 million repurchase of the Term Note and $38.6 million repayment of our mortgage and notes payable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2013, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). Essentially all of our approximately $3.7 billion principal balance of outstanding mortgages and notes payable as of December 31, 2013 were long-term, fixed-rate obligations. For the year ended December 31, 2013, the weighted average interest rate on our debt, excluding amortization of deferred financing and premiums/debt discounts, was approximately 5.82%.
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
Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Our interest rate risk management policy addresses counterparty credit risk (the risk of nonperformance by the counterparties) by requiring that we deal only with major financial institutions that we deem credit worthy.
The estimated fair values of our revolving credit facilities, fixed-rate and variable-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of December 31, 2013 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving credit facilities	$35,120	$34,911
Mortgages and notes payable	3,743,098	3,892,621

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Spirit Realty Capital, Inc.

We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 4, 2014

Item 8. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2013	December 31, 2012
Assets
Investments:
Real estate investments:
Land and improvements	$2,330,510	$1,328,437
Buildings and improvements	4,188,783	2,036,987
Total real estate investments	6,519,293	3,365,424
Less: accumulated depreciation	(590,067)	(490,938)
	5,929,226	2,874,486
Loans receivable, net	117,721	51,862
Intangible lease assets, net	618,121	187,362
Real estate assets under direct financing leases, net	58,760	—
Real estate assets held for sale, net	19,611	5,898
Net investments	6,743,439	3,119,608
Cash and cash equivalents	66,588	73,568
Deferred costs and other assets, net	129,597	54,501
Goodwill	291,421	—
Total assets	$7,231,045	$3,247,677

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$35,120	$—
Mortgages and notes payable, net	3,743,098	1,894,878
Intangible lease liabilities, net	220,114	45,603
Accounts payable, accrued expenses and other liabilities	114,679	53,753
Total liabilities	4,113,011	1,994,234
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 370,570,565 issued shares; 370,363,803 outstanding shares at December 31, 2013 and 161,625,144 shares issued and outstanding at December 31, 2012	3,706	1,616
Capital in excess of par value	3,859,823	1,827,632
Accumulated deficit	(742,915)	(575,034)
Accumulated other comprehensive loss	(638)	(771)
Treasury stock, at cost (206,762 shares)	(1,942)	—
Total stockholders’ equity	3,118,034	1,253,443
Total liabilities and stockholders’ equity	$7,231,045	$3,247,677
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rentals	$404,022	$266,567	$255,672
Interest income on loans receivable	5,928	5,696	6,772
Earned income from direct financing leases	1,572	—	—
Tenant reimbursement income	6,017	—	—
Interest income and other	1,928	852	786
Total revenues	419,467	273,115	263,230
Expenses:
General and administrative	35,863	36,252	27,854
Merger costs	56,644	—	—
Property costs	11,760	5,176	4,693
Real estate acquisition costs	1,718	1,054	553
Interest	179,267	156,220	169,343
Depreciation and amortization	164,054	104,984	103,179
Impairments (recoveries)	(185)	8,918	5,646
Total expenses	449,121	312,604	311,268
Loss from continuing operations before other expense and income tax expense	(29,654)	(39,489)	(48,038)
Other expense:
Loss on debt extinguishment	(2,405)	(32,522)	—
Total other expense	(2,405)	(32,522)	—
Loss from continuing operations before income tax expense	(32,059)	(72,011)	(48,038)
Income tax expense (benefit)	1,113	504	(60)
Loss from continuing operations	(33,172)	(72,515)	(47,978)
Discontinued operations:
Loss from discontinued operations	(2,077)	(369)	(13,149)
Gain (loss) on dispositions of assets	36,926	(3,349)	(2,736)
Income (loss) from discontinued operations	34,849	(3,718)	(15,885)
Net income (loss)	1,677	(76,233)	(63,863)
Less: preferred dividends	—	(63)	(16)
Net income (loss) attributable to common stockholders	$1,677	$(76,296)	$(63,879)
Net (loss) income per share of common stock—basic and diluted:
Continuing operations	$(0.14)	$(0.92)	$(0.97)
Discontinued operations	0.14	(0.05)	(0.33)
Net income (loss) per share attributable to common stockholders - basic and diluted	$—	$(0.97)	$(1.30)
Weighted average common shares outstanding:
Basic and diluted common shares	255,020,565	78,625,102	49,265,701
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$1,677	$(76,233)	$(63,863)
Other comprehensive (loss) income:
Change in net unrealized losses on cash flow hedges	(314)	(902)	(816)
Net cash flow hedge losses reclassified to operations	447	7,683	4,823
Total comprehensive income (loss)	$1,810	$(69,452)	$(59,856)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)

			Common Stock					Treasury Stock
	Series A Cumulative Preferred Shares	Series A Cumulative Preferred Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2010	125	$84	49,265,701	$493	$1,003,937	$(402,854)	$(11,559)	—	$—	$590,101
Net loss	—	—	—	—	—	(63,863)	—	—	—	(63,863)
Other comprehensive income	—	—	—	—	—	—	4,007	—	—	4,007
Dividends declared or paid to equity owners	—	—	—	—	(106)	(3,763)	—	—	—	(3,869)
Dividends paid on preferred stock	—	—	—	—	—	(16)	—	—	—	(16)
Balances, December 31, 2011	125	84	49,265,701	493	1,003,831	(470,496)	(7,552)	—	—	526,360
Net loss	—	—	—	—	—	(76,233)	—	—	—	(76,233)
Other comprehensive income	—	—	—	—	—	—	6,781	—	—	6,781
Issuance of common stock	—	—	63,525,058	635	454,679	—	—	—	—	455,314
Issuance of common stock for TLC debt conversion	—	—	46,182,406	462	363,217	—	—	—	—	363,679
Issuance of restricted common stock	—	—	2,651,979	26	(26)	—	—	—	—	—
Preferred stock redemption	(125)	(84)	—	—	—	(55)	—	—	—	(139)
Dividends declared on common stock	—	—	—	—	—	(28,242)	—	—	—	(28,242)
Stock-based compensation, net	—	—	—	—	5,931	—	—	—	—	5,931
Dividends paid on preferred stock	—	—	—	—	—	(8)	—	—	—	(8)
Balances, December 31, 2012	—	—	161,625,144	1,616	1,827,632	(575,034)	(771)	—	—	1,253,443
Common shares issued in connection with merger	—	—	208,570,007	2,086	2,023,426	—	—	—	—	2,025,512
Net income	—	—	—	—	—	1,677	—	—	—	1,677
Other comprehensive income	—	—	—	—	—	—	133	—	—	133
Dividends declared on common stock	—	—	—	—	—	(169,395)	—	—	—	(169,395)
Repurchase of common shares	—	—	—	—	—	—	—	(206,762)	(1,942)	(1,942)
Stock-based compensation, net	—	—	375,414	4	8,765	(163)	—	—	—	8,606
Balances, December 31, 2013	—	$—	370,570,565	$3,706	$3,859,823	$(742,915)	$(638)	(206,762)	$(1,942)	$3,118,034
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$1,677	$(76,233)	$(63,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	167,599	112,100	111,870
Impairments	6,949	13,552	22,232
Amortization of deferred financing costs	13,188	2,819	4,198
Interest rate hedge (gains) losses, amortization and other derivative losses	(289)	11,465	5,828
Payments to terminate interest rate swap	(376)	—	—
Amortization of debt discounts	4,653	10,900	14,605
Stock-based compensation expense	8,769	5,931	—
Loss on debt extinguishment, net	1,377	32,522	—
(Gains) losses on dispositions of real estate and other assets, net	(37,174)	3,529	2,736
Non-cash revenue	(18,755)	(3,283)	(2,333)
Other	(53)	216	(140)
Changes in operating assets and liabilities:
Deferred costs and other assets	(7,255)	418	(42)
Accounts payable, accrued expenses and other liabilities	(2,206)	(2,163)	(664)
Net cash provided by operating activities	138,104	111,773	94,427
Investing activities
Acquisitions/improvements of real estate	(401,422)	(163,779)	(36,643)
Investments in loans receivable	—	(3,743)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	15,260	17,343	4,828
Proceeds from dispositions of real estate and other assets	205,816	45,998	15,215
Cash acquired in connection with merger	7,347	—	—
Transfers of sale proceeds and loan principal collections from (to) restricted account	13,406	(5,133)	(7,084)
Net cash used in investing activities	(159,593)	(109,314)	(23,684)
Financing activities
Borrowings under credit facilities	386,705	—	—
Repayments under credit facilities	(351,585)	—	—
Repayment of line of credit previously belonging to Cole II	(324,111)	—	—
Borrowings under mortgages and notes payable	620,290	44,210	11,400
Repayments under mortgages and notes payable	(127,572)	(46,929)	(38,565)
Repayments/repurchases of Term Note payable	—	(398,983)	(70,000)
Deferred financing costs	(34,399)	(3,436)	(6,999)
Proceeds from issuance of common stock, net of offering costs	—	457,115	—
Deferred offering costs paid	—	—	(1,509)
Stock issuance costs	(518)	—	—
Purchase of treasury stock	(1,942)	—	—
Consent fees paid to lenders	(5,449)	(10,672)	—
Redemption of preferred stock	—	(139)	—

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Dividends paid/distributions to equity owners	(136,091)	(8)	(3,885)
Transfers (to) from escrow deposits with lenders	(10,819)	(19,585)	10
Net cash provided by (used in) financing activities	14,509	21,573	(109,548)
Net (decrease) increase in cash and cash equivalents	(6,980)	24,032	(38,805)
Cash and cash equivalents, beginning of period	73,568	49,536	88,341
Cash and cash equivalents, end of period	$66,588	$73,568	$49,536
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2013

Note 1. Organization
Company Organization and Operations
Spirit Realty Capital, Inc. (the "Company") began operations through a predecessor legal entity on August 14, 2003. The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors.
On September 25, 2012, the Company completed an initial public offering (the “IPO”). In connection with that offering, the Company issued 33.4 million shares of common stock. Concurrently with the completion of the IPO, the Company issued shares of its common stock to extinguish $330.0 million of its term note (the “Term Note”) indebtedness.
On July 17, 2013, the Company merged with and into Cole Credit Property Trust II, Inc. ("Cole II"), a Maryland Corporation formed on September 29, 2004, pursuant to the Merger Agreement.
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company is the sole limited partner and owns the remaining 99.0% of the Operating Partnership.
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
References in these notes to “Spirit Realty Capital,” the “Company,” “we,” “our,” and “us” are to Spirit Realty Capital, Inc. The financial results presented are for pre-merger Spirit Realty Capital prior to July 17, 2013 and include those of the combined Spirit Realty Capital and Cole II from July 17, 2013 through and including December 31, 2013.

Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements of Spirit Realty Capital, Inc. and its consolidated subsidiaries have been prepared on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Spirit Realty Capital, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Spirit Realty Capital has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 6). As a result, the vast majority of the Company’s consolidated assets are held in these wholly owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At December 31, 2013 and 2012, assets totaling $6.1 billion and $3.0 billion, respectively, were held, and liabilities totaling $3.8 billion and $2.0 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

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
Segment Reporting
ASC 280, Segment Reporting, established standards for the manner in which public enterprises report information about operating segments. The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Real Estate Investments
Carrying Value of Real Estate Investments - The Company’s real estate properties are recorded at cost and depreciated using the straight-line method over the estimated remaining useful lives of the properties, which generally range from 20 to 50 years for buildings and improvements and are 15 years for land improvements. Portfolio assets classified as “held for sale” are not depreciated. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.

Investment in Direct Financing Leases - For real estate property leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases, while the land portions are accounted for as operating leases when certain criteria are met. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease primarily through the evaluation of payment history and the underlying creditworthiness of the tenant. There were no amounts past due as of December 31, 2013. The Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period. The Company's direct financing leases were acquired in connection with the Merger. There were no impairment losses or allowances recorded related to direct financing leases during the year ended December 31, 2013.
Purchase Accounting and Acquisition of Real Estate - When acquiring a property for investment purposes that has no in-place lease, the Company allocates the purchase price (including acquisition and closing costs) to land, building, improvements, and equipment based on their relative fair values. For properties acquired with in-place leases, the Company follows the ASC 805, Business Combinations, guidance and allocates the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values and acquisition costs are expensed as incurred. In making estimates of fair values for this purpose, the Company uses a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities.
Goodwill - Goodwill, if any, arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We did not record any impairment on our existing goodwill as of and for the year ended December 31, 2013.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

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
Impairment - The Company reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows and fair values are highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.
Revenue Recognition - The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. Lease origination fees are deferred and amortized over the related lease term as an adjustment to rental revenue. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Under certain leases, tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers. Tenant receivables are carried net of the allowances for uncollectible amounts.
The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases. The accrued rental revenue representing this straight-line adjustment is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have occurred.
Some of the Company’s leases also provide for contingent rent based on a percentage of the tenant’s gross sales. For contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

The Company suspends revenue recognition if the collectability of amounts due pursuant to a lease is not reasonably assured or if the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier.
Lease termination fees are included in “interest income and other” on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met and the tenant no longer occupies the property. The Company recorded lease termination fees of $0.9 million and $0.5 million during the years ended December 31, 2013 and 2012, respectively. No such fees were recorded during 2011.
Allowance for Doubtful Accounts
The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. The Company provided for reserves for uncollectible amounts totaling $4.6 million and $3.6 million at December 31, 2013 and 2012, respectively, against accounts receivable balances of $14.3 million and $7.6 million, respectively; receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances and established allowances for losses of $9.6 million and $15.3 million at December 31, 2013 and 2012, respectively, against accrued rental revenue receivables of $35.3 million and $22.7 million, respectively. The Company's periodic review includes management’s estimates of uncollectible receivables and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
Loans Receivable
The Company holds its loans receivable for long-term investment. Mortgage loans are secured by single-tenant, operationally essential real estate. Equipment loans are secured by equipment used by tenants of properties owned or financed by the Company. The loans are carried at amortized cost, including related unamortized premiums.
Revenue Recognition - Interest income on mortgage and equipment loans receivable is recognized using the effective interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related loans using the effective interest method. A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. During 2013, two mortgages and one note that were on nonaccraul status and fully reserved during 2012, were written off in full as they were determined to be uncollectible.
Impairment and Allowance for Loan Losses - The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. After the $4.7 million write-off of the mortgages and note payable discussed above, there was no allowance for loan losses at December 31, 2013. The allowance for loan losses at December 31, 2012 was $5.1 million, which includes the effects of recoveries of loans against the allowance of $(0.2) million during the year ended December 31, 2012. Three notes with an aggregate carrying value of $10.4 million were paid off early during the year ended December 31, 2013

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments.
Restricted Cash and Escrow Deposits
The Company classified restricted cash and deposits in escrow totaling $58.7 million and $34.7 million at December 31, 2013 and December 31, 2012, respectively, in deferred costs and other assets, net in the accompanying consolidated balance sheets. Included in the balance at each of December 31, 2013 and December 31, 2012 is approximately $9.7 million in restricted cash deposited during 2012 to secure lender consents to the IPO. At December 31, 2013, the Company held restricted cash related to $8.1 million of deposits to lender accounts as a condition of securing lender consents to the Merger. These cash balances are restricted as to use under certain of the Company’s debt agreements. In addition, during 2012, the Company deposited $8.0 million in a collateral account with one of its lenders which may be applied, at the lender’s discretion, towards a reduction of the outstanding principal balance of the related loan. The Company also has the right to replace this cash collateral with a letter of credit. Also included in the restricted cash balance as of December 31, 2013 is $20.8 million of proceeds related to property dispositions under a 1031 exchange that occurred during the fourth quarter of 2013 that have yet to be released or used towards the acquisition of new properties. The remaining balance of restricted cash consists primarily of cash held in lender controlled accounts that is used to meet future debt service requirements and in certain instances tax and insurance obligations of a tenant.
Accounting for Derivative Financial Instruments and Hedging Activities
The Company utilizes derivative instruments such as interest rate swaps and caps for purposes of hedging exposures to fluctuations in interest rates associated with certain of its financing transactions. At the inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the derivative instrument and the financing transaction being hedged, as well as its risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future.
The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. For derivatives designated as cash flow hedges, the effective portions of the corresponding change in fair value of the derivatives are recorded in accumulated other comprehensive loss within stockholders’ equity. Changes in fair value reported in other comprehensive loss are reclassified to operations in the period in which operations are affected by the underlying hedged transaction. Any ineffective portions of the change in fair value are recognized immediately in general and administrative expense. The amounts paid or received on the hedge are recognized as adjustments to interest expense (see Note 7).
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders, and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income. Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations. Taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary is subject to federal, state, and local taxes, which are not material.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Earnings Per Share

Earnings per share have been computed in accordance with the ASC 260, Earnings Per Share. The guidance requires classification of the Company’s unvested restricted common stock which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. Under the terms of the Company’s Incentive Award Plan and the related restricted stock awards (see Note 15), losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or antidilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.

Fair Value Measurements
The Company's estimates of fair value of financial and non-financial assets and liabilities based on the framework established in ASC 820, Fair Value Measurements and Disclosures (See Note 11). The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

•	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. These types of inputs include the Company's own assumptions.

Unaudited Interim Information

The consolidated quarterly financial data in Note 17 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

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

Note 3. Merger with Cole II

On July 17, 2013, the Company and Cole II merged, with Cole II continuing as the surviving legal entity and adopting the name Spirit Realty Capital, Inc. The Cole operating partnership also merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving partnership. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse merger in which (a) Cole II was deemed the "legal acquirer" because Cole II issued its common stock to the Spirit Realty Capital stockholders and (b) the Company was the "accounting acquirer." The Company’s prevailing influence over the post-Merger Spirit Realty Capital, including a majority of its Board of Directors remaining and its surviving senior management, was a key factor in the Company obtaining control and being deemed the accounting acquirer. With the Merger, the Company added 747 properties and 69 secured mortgage loans to its portfolio.

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the Merger on July 17, 2013 was canceled and converted into the right to receive 1.9048 shares of common stock, par value $0.01 per share, of post-Merger Spirit Realty Capital (“New Spirit Common Stock”). Upon receiving the converted shares of New Spirit Common Stock, the stockholders of the Company held an equity interest of approximately 44% of post-Merger Spirit Realty Capital.

The consideration transferred was computed on the basis of the Company’s closing stock price of $18.50 on July 17, 2013, multiplied by the inverse of the Merger Agreement exchange ratio (0.525) multiplied by the number of Cole II shares of common stock outstanding at the close of the Merger.

The allocation of the consideration paid of approximately $2.0 billion is calculated below as of the July 17, 2013 closing date (dollars in thousands, except per share amounts):

Cole II shares outstanding	208,570,007
Inverse of exchange ratio	0.525
109,499,254
Spirit Realty Capital share price	$18.50
Consideration paid	$2,025,737

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

In accordance with ASC 805, Business Combinations, the allocation of the purchase price was based on the Company's assessment of the fair value of the acquired assets and liabilities using both Level 2 and 3 inputs, as summarized below.

The following table summarizes the purchase price allocation, which represents the current best estimate of acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Assets
Investments:
Real estate investments:
Land and improvements	$944,060
Buildings and improvements	2,203,859
Real estate investments under direct financing leases, net	58,765
Loans receivable, net	81,433
Intangible lease assets	482,321
Net investments	3,770,438
Cash and cash equivalents	7,347
Deferred costs and other assets, net	13,608
Total assets	$3,791,393

Liabilities
Revolving credit facilities	$324,111
Mortgages and notes payable, net	1,512,029
Intangible lease liabilities	190,330
Accounts payable, accrued expenses and other liabilities	30,607
Total liabilities	$2,057,077

Estimated fair value of net assets acquired	$1,734,316

Real estate investments
The fair value of real estate was generally calculated by applying an income approach methodology using both direct capitalization and discounted cash flow analysis. Key assumptions include capitalization and discount rates. Our valuations are based, in part, on valuations prepared by an independent valuation firm.

Lease Intangibles
The fair value of in-place leases was calculated based upon our estimate of the costs to obtain tenants in each of the applicable markets. An asset or liability is recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. Our valuations of the intangible assets are based, in part, on valuations prepared by an independent valuation firm. Total lease intangibles acquired had a weighted-average remaining amortization period of 15.7 years. Included in lease intangibles are in-place leases, above market leases, and below market leases which, upon acquisition, had weighted-average remaining amortization periods of 14.1, 11.1, and 21.0 years, respectively.

Debt
The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Merger Costs
In connection with the Merger, the Company incurred and expensed merger costs of approximately $56.6 million for the year ending December 31, 2013, which included legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses.

Goodwill
Goodwill of $291.4 million was recognized as part of the purchase price allocation. The Merger and integration of the Cole II portfolio provides for several potential benefits and synergies that include, but are not limited to, the following; the Merger will double the size of the total portfolio, further diversify the portfolio geographically and by industry, reduce tenant concentrations, improve overall credit quality of the portfolio, and increase operating efficiency. The Merger is also expected to significantly improve the Company’s access to the capital markets and allow for more advantageous acquisition opportunities. Goodwill is allocated to the Company at an enterprise level, which is representative of the reporting unit. The balance of Goodwill is non-deductible for tax purposes.

Pro Forma Information
The following unaudited pro forma information presents our operating results as though the Merger had been consummated on January 1, 2012. The pro forma information does not necessarily reflect the actual results of operations had the Merger been consummated at the beginning of the period indicated nor is it necessarily indicative of future results. Additionally, the unaudited pro forma information does not include the impact of all the potential synergies that may be achieved from the Merger or any strategies that management may consider in order to continue to efficiently manage the on-going operations of the Company. The actual results for the year ended December 31, 2013 include total revenues and net income attributable to common stockholders from the acquired properties of $116.4 million and $20.2 million, respectively, from the close of the Merger (July 17, 2013) through December 31, 2013. The following table reflects the pro forma information (in thousands):

	Year Ended December 31,
	2013	2012
Total revenues	$556,647	$532,560
Income from continuing operations	64,018	16,876

The Company's pro forma information includes Merger adjustments to operations directly attributable to the Merger consisting primarily of legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses, as follows (in thousands):

	Year Ended December 31,
	2013	2012
Pro forma Merger adjustments	$69,666	$(5,485)

Note 4. Investments
Real Estate Investments
At December 31, 2013 and 2012, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $7.24 billion and $3.65 billion, respectively. These investments are comprised of 2,186 and 1,207, respectively, owned or financed properties that are geographically dispersed throughout 48 states. Only one state, Texas, with a 13.0% investment, accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At December 31, 2013 and 2012, respectively, the Company’s gross investment portfolio was comprised of 2,041 and 1,122 owned properties. The Company also held mortgage loans receivable with aggregate carrying amounts of $117.3 million and $40.1 million secured by 145 and 85 real properties as of December 31, 2013 and 2012, respectively. Other loans receivable with aggregate carrying amounts of $0.4 million and $11.8 million were also held as of December 31, 2013 and 2012, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

During the years ended December 31, 2013 and 2012, the Company had the following gross real estate and loan activity:

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
Balance, December 31, 2011	1,153	$3,582,870
Acquisitions/improvements and loan originations	91	167,410
Dispositions of real estate (b) (Note 13)	(41)	(62,750)
Principal payments and payoffs	(4)	(17,343)
Impairments	—	(14,788)
Loan premium amortization and other	8	(474)
Balance, December 31, 2012	1,207	3,654,925
Acquisitions/improvements and loan originations - Non-merger	194	422,458
Acquisitions/improvements and loan originations - Cole/Merger	816	3,580,108
Dispositions of real estate (b) (c) (Note 13)	(22)	(396,717)
Principal payments and payoffs	(9)	(15,254)
Impairments	—	(7,233)
Loan premium amortization and other	—	(2,555)
Balance, December 31, 2013	2,186	$7,235,732

(a)
The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable and real estate assets held under direct financing leases.

(b)	The total accumulated depreciation and amortization associated with dispositions of real estate was $33.2 million and $10.3 million for the years ended December 31, 2013 and 2012, respectively.

(c)	The balance includes a real estate property surrendered to a lender resulting in a gain on debt extinguishment of approximately $1.0 million.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

The following table shows information regarding the diversification of the Company's total investment portfolio amongst the different industries in which its customers operate as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Number of Properties Owned or Financed	Dollar Amount of Investments (a)	Percentage of Total Dollar Amount of Investments	Number of Properties Owned or Financed	Dollar Amount of Investments (a)	Percentage of Total Dollar Amount of Investments
Specialty retail	189	$1,299,022	18.0%	48	$331,371	9.1%
General and discount retail	235	1,284,984	17.8	181	1,044,442	28.6
Restaurants - quick service	719	745,619	10.3	436	429,401	11.7
Restaurants - casual dining	232	577,924	8.0	133	288,501	7.9
Drug stores	134	576,170	8.0	9	22,710	0.6
Automotive dealers, parts and service	188	405,807	5.6	102	207,561	5.7
Convenience stores/car washes	144	324,017	4.5	32	70,024	1.9
Movie theaters	25	266,668	3.7	23	250,417	6.9
Building material suppliers	110	256,024	3.5	110	257,285	7.0
Industrial	30	233,674	3.2	26	180,051	4.9
Medical/other office	27	226,097	3.1	11	86,924	2.4
Educational	33	191,791	2.6	22	154,247	4.2
Home improvement	9	169,749	2.3	—	—	—
Health clubs/gyms	18	162,927	2.2	5	35,859	1.0
Distribution	44	154,866	2.1	37	57,207	1.6
Supermarkets	29	134,498	1.9	20	73,700	2.0
Recreational facilities	8	101,055	1.4	8	117,239	3.2
Air delivery & freight services	9	84,339	1.2	—	—	—
Interstate travel plazas	3	40,501	0.6	3	40,501	1.1
Call centers	—	—	—	1	7,485	0.2
	2,186	$7,235,732	100.0%	1,207	$3,654,925	100.0%

(a)
The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable and real estate assets held under direct financing leases.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the tenant is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs. Therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At December 31, 2013, 21 of the Company’s properties were vacant, not subject to a lease and in the Company’s possession; six of these properties were held for sale. At December 31, 2012, 14 properties were vacant, not subject to a lease and in the Company’s possession; five of these properties were held for sale.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases at December 31, 2013 (including realized rent increases occurring after January 1, 2014) are as follows (in thousands):

December 31, 2013
2014	$532,818
2015	523,503
2016	508,800
2017	492,987
2018	476,817
Thereafter	3,266,549
Total future minimum rentals	$5,801,474

Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI.

Certain of the Company’s leases contain tenant purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options under GAAP.
Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses, as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Mortgage - principal	$102,315	$43,800
Mortgage - premium	14,976	1,116
Allowance for loan losses	—	(4,840)
Mortgages, net	117,291	40,076
Other notes - principal	430	12,043
Allowance for loan losses	—	(257)
Other notes, net	430	11,786
Total Loans receivable, net	$117,721	$51,862
As of December 31, 2013 and 2012, the Company held a total of 80 and 81, respectively, first-priority mortgage loans (representing loans to nine and six borrowers, respectively). These mortgage loans, which are secured by single-tenant commercial properties, generally provide for monthly payments of principal and interest and may provide for scheduled increases in interest rates over the term of the loans. The other loans are secured by equipment used in the operation of certain real estate properties owned by the Company or are unsecured.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Real Estate Assets Under Direct Financing Leases
The Company's direct financing leases were acquired in the Merger. The components of investment assets held under direct financing leases as of December 31, 2013 were as follows (in thousands):

December 31, 2013
Minimum lease payments receivable	$19,555
Estimated residual value of leased assets	57,739
Unearned income	(18,534)
Real estate assets under direct financing leases, net	$58,760
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2011	10	$9,634
Transfers from real estate investments	26	27,364
Sales (Note 13)	(29)	(31,100)
Balance, December 31, 2012	7	5,898
Transfers from real estate investments	15	94,732
Sales (Note 13)	(11)	(81,019)
Balance, December 31, 2013	11	$19,611
Impairments
The following table summarizes total impairment losses recognized for the years ended ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Real estate and intangible asset impairment	$6,829	$10,923	$18,992
Write-off of lease intangibles due to lease terminations	487	2,809	41
Loans receivable (recovery) / impairment	(367)	(180)	3,100
Other impairment	—	—	99
Total impairment loss in continuing and discontinued operations	$6,949	$13,552	$22,232

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Note 5. Lease Intangibles, net
The following table details lease intangible assets and liabilities, net of accumulated amortization, as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
In-place leases	$663,027	$271,392
Above-market leases	95,118	21,139
Less: accumulated amortization	(140,024)	(105,169)
Intangible lease assets, net	$618,121	$187,362

Below-market leases	$243,237	$61,938
Less: accumulated amortization	(23,123)	(16,335)
Intangible lease liabilities, net	$220,114	$45,603
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases totaled $2.4 million, $1.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Properties acquired in connection with the Merger contributed approximately $1.0 million to the increase in revenue during 2013 attributable to intangible amortization. The value of in-place leases amortized and included in depreciation and amortization expense was $33.6 million, $18.0 million, and $18.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Properties acquired in connection with the Merger contributed approximately $15.6 million to the increase in amortization expense during 2013.
Based on the balance of intangible assets and liabilities at December 31, 2013 and 2012, the net aggregate amortization expense for the next five years is expected to be as follows: $46.4 million in 2014, $43.5 million in 2015, $40.1 million in 2016, $37.2 million in 2017, $33.6 million in 2018 and $197.2 million thereafter. The weighted average remaining amortization period of the lease intangibles is approximately 10.1 years.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Note 6. Debt
The Company's debt is summarized below:

	2013 Weighted Average Effective Interest Rates (a)	December 31, 2013	December 31, 2012
		(In Thousands)
Revolving credit facilities	4.50%	$35,120	$—
Master trust notes	6.55%	1,241,437	937,395
CMBS - fixed-rate	5.56%	2,387,532	963,663
CMBS - variable-rate (b)	4.32%	111,018	49,460
Unsecured fixed rate promissory note	9.98%	1,442	1,571
		3,776,549	1,952,089
Unamortized net debt premium (discount)		1,669	(57,211)
Total debt, net		$3,778,218	$1,894,878
(a) The effective interest rates include amortization of debt discount, amortization of deferred financing costs, and related debt insurer premiums, where applicable, calculated for the three months ended December 31, 2013.
(b) Variable-rate notes are predominately hedged with interest rate swaps (see Note 7).
Revolving Credit Facilities
$400 million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into the Credit Facility with various lenders and terminated the $100.0 million secured revolving credit facility. The Operating Partnership and its affiliates may obtain loans and/or extensions of credit in an aggregate amount not exceeding $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter, which amounted to $0.4 million for the year ended December 31, 2013.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. At December 31, 2013, $3.8 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying consolidated balance sheets. The effective interest rate on outstanding borrowings under our Credit Facility was 4.34% for the three months ended December 31, 2013.
As of December 31, 2013, $30.0 million was outstanding on the Credit Facility under one advance. In connection with the pledge of properties to support the issuance of new investment grade-rated $330 million net-lease mortgage notes in December 2013 (discussed below in “Master Trust Notes”), there remain 142 properties securing advances under the Credit Facility, and provide for an additional $269.3 million in borrowing capacity as of December 31, 2013.
The Company guarantees the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of our assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the credit facility.
Our ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants. As of December 31, 2013, the Operating Partnership was in compliance with these financial covenants.
Line of Credit - As of December 31, 2013, a special purpose entity owned by the Company had access to a $40.0 million secured revolving credit facility (“Line of Credit”). The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. The interest rate is determined on the date of each

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of December 31, 2013, $5.1 million was outstanding under the Line of Credit under one advance, secured by a single property. The weighted average effective interest rate for the Line of Credit during the quarter was 5.29%. Our ability to borrow under the Line of Credit is subject to the Company's and special purposes entity's ongoing compliance with a number of customary financial covenants. As of December 31, 2013, the Company and special purpose entity was in compliance with these financial covenants.
Master Trust Notes
Spirit Master Funding, LLC, Spirit Master Funding II, LLC, and Spirit Master Funding III, LLC, all of which are indirect wholly-owned subsidiaries, have issued four series of net-lease mortgage notes payable (collectively referred to as the "Notes") that are secured by substantially all of the assets owned by these entities.
The Series 2005-1 notes are comprised of two separate tranches; tranche A-1 is an amortizing note with a stated rate of 5.05% and tranche A-2 consists of an interest-only note with a stated rate of 5.37%; both are due in 2020, with outstanding balances as of December 31, 2013 of $99.6 million and $258.3 million, respectively. The Series 2006-1 notes are amortizing with a stated rate of 5.76%, due in 2021, with an outstanding balance of $238.0 million as of December 31, 2013. The Series 2007-1 notes are amortizing with a stated rate of 5.74%, due in 2022, with an outstanding balance of $315.5 million as of December 31, 2013. These Notes also require debt insurer premiums of 0.30% to 0.32% of the outstanding principal amount, which are reflected in interest expense. As of December 31, 2013, these notes are secured by 725 properties, including 76 properties securing mortgage loans. The obligations under the four series net-lease mortgage notes are cross collateralized.
In December 2013, Spirit Master Funding VII ("SMF VII") issued new investment grade rated $330 million net-lease mortgage notes under a new securitization platform. The issue was comprised of $125.0 million of 3.89% Series 2013-1 Class A interest only, net-lease mortgage notes expected to be repaid in December 2018 and $205.0 million of 5.27% Series 2013-2 Class A amortizing net-lease mortgage notes expected to be repaid in December 2023. The notes are secured by the assets of SMF VII and are non-recourse. The Company used the proceeds of the issue to replace shorter-term debt, fund acquisitions and for general corporate purposes. As of December 31, 2013, the Series 2013-1 and Series 2013-2 notes have outstanding balances of $125.0 million and $205.0 million, respectively, and are secured by 318 properties, including 79 properties securing mortgage loans.
CMBS
The Company has 191 fixed and 11 variable interest rate CMBS loans that are secured by mortgages on certain of the leased properties and related assets. The stated interest rates as of December 31, 2013 for the fixed rate notes ranged from 3.90% to 8.39% with a weighted average stated rate of 5.88%. The variable notes ranged from 2.67% to 3.67%. As of December 31, 2013, the fixed and variable rate loans are secured by 815 and 156 properties, respectively.
Debt Maturities
As of December 31, 2013, scheduled debt maturities of the Company’s revolving credit facilities, mortgages and notes payable, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2014	$56,684	$29,761	$86,445
2015	57,866	245,805	303,671
2016	51,849	789,280	841,129
2017	45,744	925,164	970,908
2018	45,445	248,851	294,296
Thereafter	134,286	1,145,814	1,280,100
	$391,874	$3,384,675	$3,776,549

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Balloon payments subsequent to 2018 are as follows: $39.5 million due in 2019, $294.5 million due in 2020, $167.4 million due in 2021, $292.2 million due in 2022, $352.1 million due in 2023, and $0.1 million due in 2031. As of December 31, 2013, the remaining weighted average maturity of our outstanding indebtedness was 5.0 years.
Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense – Term Note payable	$—	$19,925	$26,631
Interest expense – revolving credit facilities	3,037	108	—
Interest expense – mortgages and notes payable	157,903	119,196	120,047
Interest expense – other	486	10	8
Amortization of deferred financing costs (a)	13,188	2,819	3,599
Amortization of net losses related to interest rate swaps	—	3,415	4,500
Amortization of debt (premium)/discount	4,653	10,747	14,558
Total interest expense	$179,267	$156,220	$169,343

(a)	Includes $9.5 million arising from financing commitments related to the Merger for the year ended December 31, 2013.
To obtain lender consents to the Merger, the Company incurred $5.5 million in lender fees, which are recorded as debt discounts and amortized to interest expense over the remaining term of the respective notes using the effective interest method. Debt obligations assumed in the Merger were measured at their acquisition date fair values. The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities. The fair value allocation of the assumed debt resulted in a net debt premium of $68.3 million, which is being amortized as a reduction to interest expense over the remaining term of the respective notes. In connection with the Company's IPO in September 2012, the Company recorded $10.7 million in debt discounts related to lender fees associated with obtaining lender consents for its IPO.
In addition, financing costs incurred to establish debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. During the year ended December 31, 2013, the Company issued approximately $1.0 billion of new borrowings and incurred origination costs of $34.4 million. As of December 31, 2013 and 2012, unamortized financing costs totaled $23.8 million and $3.8 million, respectively. These amounts are included in deferred costs and other assets, net on the accompanying consolidated balance sheets.

Note 7. Derivative and Hedging Activities
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value and included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.
In connection with the Merger, the Company acquired three interest rate swap derivative contracts, of which two contracts are still held as of December 31, 2013. The Company formally documented and re-designated these interest

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2013

rate swaps as cash flow hedges. Although the derivatives were recorded at a non-zero fair value at the time of the Merger, the resulting off-market cash flow hedges were deemed highly effective upon re-designation. The ineffective portion of these hedges is recorded to interest expense each period.
Also in connection with the Merger, the Company assumed eight fixed-rate amortizing loans collateralized by 83 convenience store properties. In December 2013, the Company refinanced the fixed-rate loans with eight floating-rate, interest only loans. Concurrent with the refinancing, the Company entered into interest rate swap contracts to hedge the risk of changes in cash flows associated with the loans, and as a result, the interest rates on the loans will be fixed at approximately 5.14%.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	December 31, 2013	December 31, 2012
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,788	4.67%	10/06/11	10/06/16	$—	$(218)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$7,594	4.34%	02/06/12	10/06/16	—	(157)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$11,055	4.62%	06/28/12	07/06/17	(42)	(219)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,860	5.75%	07/17/13	03/01/16	(326)	—
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	(178)	—
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$17,742	5.24%	08/30/12	08/30/17	—	(177)
Interest Rate Swaps (a)	Accounts payable, accrued expenses and other liabilities	$61,759	5.14%	01/02/14	12/13/18	(246)	—
						$(792)	$(771)
(a)Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2013

The following tables provide information about the amounts recorded in AOCL, as well as the gain or (loss) recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the years ended December 31, 2013, 2012, and 2011, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest rate swaps	$(314)	$(902)	$(816)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Year Ended December 31,
Location of Loss Reclassified from AOCL into Operations	2013	2012	2011
Interest expense	$(425)	$(3,646)	$(4,520)
General and administrative expense	(22)	(4,037)	(303)

	Amount of Gain Recognized in Operations on Derivative (Ineffective Portion)
	Year Ended December 31,
Location of Gain Recognized in Operations on Derivatives	2013	2012	2011
General and administrative expense	$10	$—	$—
In December 2013, the Company terminated certain interest rate swap agreements upon the repayment of four variable rate debt obligations. The Company paid $0.4 million to terminate these swaps and recognized a gain of $0.1 million, which is included in general and administrative expenses. For the year ended December 31, 2013, the balance of ineffectiveness recorded in earnings includes a loss of approximately $0.2 million from the cash net settlement of the off-market financing element associated with the derivatives assumed in the Merger. During 2012, the Company recorded $4.0 million in losses in general and administrative expenses from the fair value measurement of the Term Note's share settled call option that was deemed an embedded derivative. Approximately $1.2 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next 12 months. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with counterparties it considers credit-worthy. As of December 31, 2013 and 2012, there were no termination events or events of default related to the interest rate swaps.

Note 8. Income Taxes

The Company’s total income tax expense was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
REIT state income tax	$723	$504	$178
REIT state built-in gain tax expense (benefit)	390	—	(238)
Total income tax expense (benefit)	$1,113	$504	$(60)

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2013

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial at December 31, 2013, 2012 and 2011.
To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the highest regular corporate tax rate to the extent of such built-in gain. During 2013, the Company sold a property that was subject to state built-in gain tax of $0.4 million. During 2009, the Company sold an available-for-sale security that was subject to federal and state built-in gain tax of $3.1 million. A refund of $0.2 million of this amount was recorded in 2011 in connection with the filing of the Company’s 2010 tax returns. The Company continues to hold certain real estate assets acquired in 2006 with a built-in gain of approximately $435 million. The Company intends to hold these assets beyond the applicable built-in gain recognition period and therefore does not anticipate recognizing the built-in gain tax associated with these assets.

The Company has net operating loss carryforwards for income tax purposes totaling $63.9 million, $63.4 million, and $62.9 million at December 31, 2013, 2012 and 2011, respectively. These losses, which begin to expire in 2015 through 2032, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2010 are no longer subject to examination. Additionally, state tax returns for years prior to 2009 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2013, 2012 and 2011. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital, or a combination thereof. For the years ended December 31, 2013, 2012 and 2011, preferred dividends paid were characterized for tax as follows (per share):

	Year Ended December 31,
	2013	2012	2011
Ordinary income	$—	$63	$—
Return of capital	—	1,112	125
	$—	$1,175	$125

For the years ended December 31, 2013, 2012 and 2011, common stock dividends were characterized for tax as follows (per share):

		Pre-Merger Spirit (2)
	Spirit (1)	For the Period	Year Ended December 31,
	Year Ended December 31, 2013	January 1, 2013 - July 17, 2013	2012	2011
Ordinary income	$0.29	$0.12	$0.23	$16,972
Return of capital	—	0.66	—	28
Total capital gain	0.32	—	—	—
	$0.61	$0.78	$0.23	$17,000

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2013

(1) Cole II was the surviving legal entity in the Merger, and for federal income tax purposes, the dividends reflected for Spirit include dividends paid by Cole II prior to the Merger and those paid by the combined company subsequent to the Merger. The total capital gain amount includes $0.25 of Code Section 1250 capital gain.
(2) Dividends per share for pre-merger Spirit reflect amounts declared by the Company prior to the Merger and are not adjusted for the Merger exchange ratio.

Note 9. Stockholders’ Equity
The equity structure in the consolidated financial statements following the reverse merger reflects the equity structure of the surviving legal entity. As a result, the Company's common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the exchange ratio of 1.9048 established in the Merger Agreement. As updated by an amendment and restatement of the charter of Cole II at the effective time of the Merger, and as of December 31, 2013, the total number of shares of all classes of capital stock which the the Company will have the authority to issue is 490 million, consisting of 470 million shares of common stock, par value $0.01 per share and 20 million shares of preferred stock, par value of $0.01 per share. As of December 31, 2012 and prior to the effective time of the Merger, the total number of shares of all classes of capital stock which the Company had the authority to issue was 120 million, consisting of 100 million shares of common stock, par value $0.01 per share and 20 million shares of preferred stock, par value of $0.01 per share. As of December 31, 2013, there were no outstanding shares of preferred stock.
In fiscal year 2013, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share (1)	Record Date	Total Amount (2)	Payment Date
			(in thousands)
December 17, 2013	$0.1663	December 31, 2013	$61,568	January 15, 2014
September 5, 2013	$0.1355	September 30, 2013	$50,190	October 15, 2013
July 1, 2013	$0.0285	July 16, 2013	$4,622	July 19, 2013
June 17, 2013	$0.1641	June 28, 2013	$26,514	July 16, 2013
March 14, 2013	$0.1641	April 1, 2013	$26,501	April 16, 2013
(1) Dividend share data prior to July 17, 2013, has been adjusted for the Merger.
(2) Net of estimated forfeitures for dividends declared on employee restricted stock awards.
The dividend declared on December 17, 2013 was paid on January 15, 2014 and was included in accounts payable, accrued expenses and other liabilities as of December 31, 2013.
In fiscal year 2012, our Board of Directors declared the following dividends during the fourth quarter:

Declaration Date	Dividend Per Share (1)	Record Date	Total Amount (3)	Payment Date
			(in thousands)
December 13, 2012	$0.1641	December 31, 2012	$26,511	January 15, 2013
December 13, 2012 (2)	$0.0107	December 31, 2012	$1,731	January 15, 2013
(1) Dividend share data has been adjusted for the Merger.
(2) In conjunction with fourth quarter dividend, the Board of Directors declared a third quarter stub period dividend for the period from the close of the IPO on September 25, 2012 through and including September 30, 2012.
(3) Net of estimated forfeitures for dividends declared on employee restricted stock awards.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

On September 25, 2013, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested (see Note 15). The vesting of these shares, granted in connection with the Company’s IPO in September 2012 and pursuant to the Company’s 2012 Incentive Award Plan (the "Plan"), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Plan and the award grants, certain executive officers elected to surrender 0.2 million shares valued at $1.9 million solely to pay the associated minimum statutory tax withholdings. The surrendered shares are held as treasury stock and included in stockholders' equity.

Note 10. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims.
At December 31, 2013, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
At December 31, 2013, the Company had commitments totaling $60.4 million, of which $57.4 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. All commitments are expected to be funded during fiscal year 2014. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. Based on an ongoing environmental study on one of its properties, the Company’s estimated remediation liability was $0.1 million as of each of December 31, 2013 and 2012.
The Company leases its current corporate office space and certain operating equipment under non-cancelable agreements from unrelated third parties. Total rental expense included in general and administrative expense amounted to $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company is also a lessee under eight long-term, non-cancelable ground leases under which it is obligated to pay monthly rent. Total rental expense included in property costs amounted to $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Ground leases are subleased to unrelated third parties, and the corresponding rental revenue is recorded in rentals on the accompanying consolidated statements of operations.
The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2014	$1,156	$549	$1,705
2015	1,158	562	1,720
2016	1,160	586	1,746
2017	1,243	605	1,848
2018	1,301	616	1,917
Thereafter	13,921	3,116	17,037
Total	$19,939	$6,034	$25,973
Note 11. Fair Value Measurements
The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below.
The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013:
Derivatives:
Interest rate swaps financial liabilities	$(792)	$—	$(792)	$—
December 31, 2012:
Derivatives:
Interest rate swaps financial liabilities	$(771)	$—	$(771)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2013 and 2012 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
December 31, 2013:
Lease intangible assets	$—	$—	$—	$—	$—	$(182)
Long-lived assets held for sale	11,198	(26,832)	—	—	38,030	(7,134)
						$(7,316)
December 31, 2012:
Long-lived assets held and used	$27,449	$(425)	$—	$—	$27,874	$(7,404)
Lease intangible assets	—	—	—	—	—	(2,680)
Long-lived assets held for sale	4,184	(7,983)	—	—	12,167	(3,648)
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2013 and 2012. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the accompanying consolidated balance sheets.
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

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$117,721	$131,587	$51,862	$69,926
Revolving credit facilities	35,120	34,911	—	—
Mortgages and notes payable	3,743,098	3,892,621	1,894,878	2,112,670

Note 12. Significant Credit and Revenue Concentration
As of December 31, 2013 and 2012, the Company’s real estate investments are operated by 377 and 165 tenants, respectively, that engage in retail, service and distribution activities across various industries throughout the United States. Shopko Stores Operating Co., LLC (“Shopko”) and Pamida Stores Operating Co., LLC (“Pamida”), which merged in 2012, operate in the general and discount retailer industry and represent the Company’s largest tenant. Total revenues from the combined Shopko/Pamida (“Shopko/Pamida”) entity for the year ended December 31, 2013 and 2012, contributed 19.7% and 26.0% of the Company's total revenues from continuing and discontinued operations, respectively. For the three months ended December 31, 2013, revenues for Shopko/Pamida represented 14.8% of the Company's total revenues. No other tenant contributed 10% or more of the Company’s total revenues during any of the periods presented. As of December 31, 2013 and 2012, the combined properties that are operated by Shopko/Pamida represent approximately 14.4% and 28.4%, respectively, of the Company’s total investment portfolio.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Note 13. Discontinued Operations
Periodically, the Company may sell real estate properties it owns. Gains and losses from any such dispositions of properties and all operations from these properties are required to be reclassified as “discontinued operations” in the consolidated statements of operations, as long as there is no significant continuing involvement in the future cash flows from these properties. As a result of this reporting requirement, each time a property is sold or classified as real estate assets held for sale, the operations of such property previously reported as part of “loss from continuing operations” are reclassified into “discontinued operations.” This presentation has no impact on net loss or cash flow. The net gains or losses from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$8,758	$12,711	$14,430
Expenses:
General and administrative	9	214	22
Property costs	1,009	472	1,219
Interest	241	644	1,061
Depreciation and amortization	3,545	7,116	8,691
Impairments	7,134	4,634	16,586
Total expenses	11,938	13,080	27,579
Loss from discontinued operations before other income	(3,180)	(369)	(13,149)
Other income:
Gain on debt extinguishment	1,028	—	—
Other	75	—	—
Total other income	1,103	—	—
Loss from discontinued operations	(2,077)	(369)	(13,149)
Gain (loss) on dispositions of real estate	36,926	(3,349)	(2,736)
Total discontinued operations	$34,849	$(3,718)	$(15,885)
Number of properties disposed of during period	22	41	33

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Note 14. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Net assets acquired in Merger in exchange for common stock	$1,734,315	$—	$—
Common stock registered in exchange for net assets acquired	2,025,737	—	—
Reduction of debt through sale of certain real estate properties	(149,156)	(3,472)	(868,374)
Reduction of Term Note indebtedness through common stock share conversion	—	330,017	—
Distributions declared and unpaid	61,568	28,242	—
Real estate properties (sold) acquired under 1031 exchange	(20,784)	—	—
Financing of a tenant lease settlement	650	—	—
Reduction of debt net of assets surrendered to lender	(1,069)	—	(416,444)
Accrued deferred offering costs	—	—	2,362,000
Accrued capital expenditures, net	203	(212)	703,791
Supplemental Cash Flow Disclosures:
Interest paid	$154,919	$143,966	$148,128
Taxes paid	1,549	708	440

Note 15. Employee Benefit Plans
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to full-time employees who have completed at least six months of service with the Company. The Company provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $199,000, $180,000 and $136,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Under the Company’s Incentive Award Plan (the “Plan”), the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. At the effective time of the Merger, a total of 5.9 million shares were registered under the Plan and 3.1 million shares remained available for award at that time.
Restricted Shares of Common Stock
During the year ended December 31, 2013, the Company granted 0.4 million restricted shares under the Plan to certain members of the Board, named executive officers and employees. The Company recorded $2.8 million in deferred compensation associated with all restricted share grants under the Plan. As of December 31, 2013, 2.9 million shares remain available for grant under the Plan. As of December 31, 2013, approximately 1.8 million non-vested restricted shares of common stock were outstanding.
Under the terms of the restricted common stock grants issued, holders of the non-vested shares are eligible to receive non-forfeitable dividends. In accordance with ASC 718-10-55-45, the Company charges to compensation expense

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

the amount of dividends accrued and/or paid to the extent they relate to non-vested shares that are not expected to vest.
The following table summarizes our restricted share grant activity under the Plan.

	2013		2012
	Number of Shares (2)	Weighted Average Price (1)	Number of Shares (2)	Weighted Average Price (1)
Outstanding non-vested shares, beginning of year	2,203,783	$8.19	—	$—
Shares granted	363,501	$9.21	2,651,973	$8.32
Shares vested	(754,709)	$8.19	(448,190)	$8.92
Shares forfeited	(34,923)	$8.01	—	$—
Outstanding non-vested shares, end of year	1,777,652	$8.41	2,203,783	$8.19
(1) Grant date fair value
(2) Number of shares adjusted for the Merger
Historical staff turnover rates are used by the Company to estimate the forfeiture rate for its non-vested shares. Accordingly, changes in actual forfeiture rates will affect stock-based compensation expense during the applicable period.
Performance Share Awards
On August 1, 2013, the Compensation Committee of the Board of Directors approved a 2013 bonus program to the Company's named executive officers including performance share awards under the Plan. Pursuant to the performance share awards, each participant is eligible to vest in and receive shares of the Company's common stock based on an initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of total shareholder return of the Company compared to a specified peer group of companies during the performance period. The performance period runs from September 20, 2012 (the day of the Company's IPO) through December 31, 2015. In addition, each performance share award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid on the total number of performance shares that ultimately vest, as if such shares had been outstanding on each dividend record date over the period from August 1, 2013 through the issuance date of the shares. In the event of a non-qualifying termination of a participant prior to the performance period end date, all of the rights to performance shares will be automatically forfeited along with the participants' rights to the cash payment of any dividend equivalent.
During the year ended December 31, 2013, the Company granted an initial target number of performance shares equal to 367,914. The Company engaged a nationally recognized valuations firm to estimate the initial target number of performance shares and the grant date fair value of the shares. In its analysis, the firm concluded the grant date fair value was $13.45 per share, which considers expected share price, volatility, expected dividend yields and other pertinent factors. The Company recorded $4.9 million in deferred compensation associated with the grant that will be recognized on a straight-line basis over the requisite service period of 29 months, of which $0.9 million was recognized during the year ended December 31, 2013. As of December 31, 2013, the current shareholder return of the Company, compared to the specified peer group, would have resulted in 919,785 shares granted, the maximum number of shares that could be granted under the bonus program. These shares, however, are not considered issued under the Plan until the performance period has ended and the actual number of shares to be released is determined.
For the years ended December 31, 2013 and 2012, the Company recognized $8.8 million and $5.9 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the consolidated statements of operations. There was no such expense during the year ended December 31, 2011.
As of December 31, 2013 and 2012, the remaining unamortized stock-based compensation expense, including amounts relating to the performance awards, totaled $15.6 million and $15.7 million, respectively, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Note 16. Earnings (Loss) Per Share
The equity structure in the consolidated financial statements following the reverse merger reflects the equity structure of the surviving legal entity including the equity interests issued by the surviving legal entity to effect the Merger and the retroactive adjustment of the Company's prior period common shares outstanding. The denominator of basic loss per share for each comparative period before the Merger is computed using the Company's historical weighted average number of common shares outstanding multiplied by the exchange ratio of 1.9048 established in the Merger Agreement. The denominator of basic earnings (loss) per share from the acquisition date to the end of that period shall be the actual number of common shares outstanding during that period. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings (loss) per common share using the two-class method (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Loss from continuing operations	$(33,172)	$(72,515)	$(47,978)
Less: preferred dividends	—	(63)	(16)
Loss from continuing operations attributable to common stockholders	(33,172)	(72,578)	(47,994)
Income from discontinued operations	34,849	(3,718)	(15,885)
Net income (loss) attributable to common stockholders	1,677	(76,296)	(63,879)
Less: Earnings attributable to unvested restricted shares	(1,291)	(380)	—
Loss from operations used in basic and diluted earnings per share	$386	$(76,676)	$(63,879)
Weighted average shares of common stock outstanding:
Basic and diluted	255,020,565	78,625,102	49,265,701
During the twelve months ended December 31, 2013, dividends declared exceeded net income available to common shareholders. Under the two class method, earnings attributable to unvested restricted shares are deducted from the loss from continuing operations and net income attributable to common stockholders in the computation of loss per share for each.
For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive under the two-class method. During the year ended December 31, 2013, potentially dilutive securities excluded were non-vested restricted stock, non-vested performance shares and stock options. During the year ended December 31, 2012, potentially dilutive shares consisted primarily of convertible shares of common stock related to the Term Note. No potentially dilutive securities were present during 2011. The weighted average number of shares of potentially dilutive securities were as follows:

	Year Ended December 31,
	2013	2012
Convertible Term Note debt	—	33,816,625
Non-vested shares of restricted stock	704,306	67,556
Non-vested performance shares	189,530	—
Stock options (1)	662	—
Potentially dilutive shares	894,498	33,884,181
(1) 45,000 shares of common stock options, which are fully vested, were assumed in the Merger. These options are exercisable on various dates through 2019.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2013

Note 17. Consolidated Quarterly FInancial Data (in thousands, except share and per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2013	(unaudited)
Total revenue	$70,968	$72,414	$136,847	$139,238	$419,467
Depreciation and amortization expense	26,939	29,700	48,243	59,172	164,054
Interest expense	36,439	39,552	50,386	52,890	179,267
Other expenses	14,608	14,510	61,357	16,438	106,913
Loss on debt extinguishment	—	—	—	(2,405)	(2,405)
(Loss) income from continuing operations	(7,018)	(11,348)	(23,139)	8,333	(33,172)
(Loss) income from discontinued operations	(1,314)	(321)	1,231	35,253	34,849
Net (loss) income	(8,332)	(11,669)	(21,908)	43,586	1,677
Net (loss) income attributable to common stockholders	(8,332)	(11,669)	(21,908)	43,586	1,677
Net (loss) income per common share: (1)
Basic and diluted	$(0.05)	$(0.07)	$(0.07)	$0.12	$—
Dividends declared per common share (1)	$0.1641	$0.1641	$0.1640	$0.1663	$0.6585

2012
Total revenue	$67,696	$67,385	$67,908	$70,126	$273,115
Depreciation and amortization expense	26,036	26,061	26,126	26,761	104,984
Interest expense	38,939	42,024	41,975	33,282	156,220
Other expenses	15,622	8,865	18,414	9,003	51,904
Loss on debt extinguishment	—	—	(32,522)	—	(32,522)
(Loss) income from continuing operations	(12,901)	(9,565)	(51,129)	1,080	(72,515)
Income (loss) from discontinued operations	499	783	1,270	(6,270)	(3,718)
Net loss	(12,402)	(8,782)	(49,859)	(5,190)	(76,233)
Net loss attributable to common stockholders	(12,402)	(8,790)	(49,859)	(5,245)	(76,296)
Net loss per common share: (1)
Basic and diluted	$(0.25)	$(0.18)	$(0.89)	$(0.03)	$(0.97)
Dividends declared per common share (1) (2)	$—	$—	$—	$0.1748	$0.1748

(1) Share data prior to the effective date of the Merger has been adjusted for the Merger.
(2) In conjunction with fourth quarter dividend, the Board of Directors declared a third quarter stub period dividend for the period from the close of the IPO on September 25, 2012 through and including September 30, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Registered Public Accounting Firm
As previously disclosed by the Company in its Current Report on Form 8-K filed July 17, 2013, pre-merger Spirit was merged with and into Cole II, the surviving legal entity, resulting in pre-Merger Spirit ceasing to exist and the Company continuing as the surviving corporation. At a meeting held on July 17, 2013, the audit committee of the Board of Directors of the Company approved the dismissal of Deloitte & Touche LLP (“Deloitte”) as independent registered public accounting firm of the Company.

The reports of Deloitte on Cole II's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.
New Independent Registered Public Accounting Firm
On July 17, 2013, the audit committee of the Board of Directors approved the engagement of Ernst & Young LLP (“EY”), as its independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2013. Prior to the Merger, EY audited pre-merger Spirit’s historical consolidated financial statements.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2013 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2013, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

On July 17, 2013, the Company and Cole II merged, with Cole II continuing as the surviving legal entity and adopting the name Spirit Realty Capital, Inc. As a result of the Merger, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. The Company has successfully transitioned billing and other accounting and portfolio management processes to a consolidated platform during the fourth quarter of 2013. As the Company further integrates the Cole II portfolio, it will continue to review the internal controls and take further steps to ensure that the internal controls are effective and integrated appropriately.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2013 and 2012.
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Comprehensive Income (Loss) for the Years December 31, 2013, 2012 and 2011.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation.

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2013.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)    Exhibits.

Exhibit No.	Description

2.1(1)
Agreement and Plan of Merger, dated as of January 22, 2013, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 8, 2013, by and among Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation, Spirit Realty Capital, Inc., a Maryland corporation, Cole Operating Partnership II, LP, a Delaware limited partnership and Spirit Realty, L.P., a Delaware limited partnership.

3.1(5)	Articles of Restatement of Spirit Realty Capital, Inc.

3.2(2)	Second Amended and Restated Bylaws of Spirit Realty Capital, Inc.

4.1(3)	Form of Certificate for Common Stock of Spirit Realty Capital, Inc.

10.1(2)	Form of Indemnification Agreement.

10.2(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated as of July 17, 2013.

10.3(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Michael A. Bender, dated as of July 17, 2013.

10.4(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Peter M. Mavoides, dated as of July 17, 2013.

10.5(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of July 17, 2013.

10.6(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark A. Manheimer, dated as of July 17, 2013.

10.7(2)	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan

10.8(2)	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement

10.9(2)	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement

10.10(2)	Director Compensation Program

10.11(2)	Credit Agreement, by and among Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Spirit Realty, L.P. and various lenders, dated as of July 17, 2013.

10.12(2)	Guaranty, by and among Spirit Realty Capital, Inc.Spirit General OP Holdings, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.13(2)
Security Agreement, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.14(2)
Omnibus Collateral Assignment of Material Agreements, Permits and Licenses, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.15(2)	Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated as of July 17, 2013.

Exhibit No.	Description
10.16(2)	Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated as of July 17, 2013.

10.17(2)	Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated as of July 17, 2013.

10.18(2)	Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated as of July 17, 2013.

10.19(2)	Form of Performance Share Award Agreement.

10.20(4)	Registration Rights Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated September 25, 2012.

10.21*	Master Indenture, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013.

10.22*	Series 2013-1 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013.

10.23*	Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013.

10.24*	Property Management and Servicing Agreement, between Midland Loan Services, Spirit Master Funding VII, LLC and Spirit Realty, L.P., dated as of December 23, 2013.

14.1(6)	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc.

16.1(2)	Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**
The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

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

(5)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on November 8, 2013.

(6)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Specialty Retail
Abilene, TX	(a)	$1,316	$2,649	$—	$—	$1,316	$2,649	$3,965	$(628)	2000	05/19/05	15 to 40 years
Alamogordo, NM	(a)	476	560	—	—	476	560	1,036	(13)	2006	07/17/13	8 to 40 Years
Alcoa, TN	(b)	918	3,170	—	—	918	3,170	4,088	(43)	1999	07/17/13	8 to 40 Years
Algonquin, IL	(a)	4,171	5,613	—	—	4,171	5,613	9,784	(1,191)	2007	09/05/07	13 to 38 years
Alpharetta, GA	(b)	2,819	3,139	—	—	2,819	3,139	5,958	(45)	2000	07/17/13	5 to 43 Years
Alpharetta, GA	(a)	2,497	2,160	—	—	2,497	2,160	4,657	(773)	1994	06/15/04	15 to 30 years
Alpharetta, GA	(a)	4,079	1,948	—	—	4,079	1,948	6,027	(975)	1983	06/15/04	15 to 20 years
Amarillo, TX	4,026	1,481	4,999	—	—	1,481	4,999	6,480	(89)	1980	07/17/13	9 to 36 Years
Amherst, NY	6,321	1,868	7,503	—	—	1,868	7,503	9,371	(108)	1986	07/17/13	2 to 40 Years
Anderson, SC	(a)	351	966	—	—	351	966	1,317	(13)	1992	07/17/13	10 to 41 Years
Angola, IN	(b)	431	2,488	—	—	431	2,488	2,919	(32)	1999	07/17/13	1 to 44 Years
Ankeny, Ia	(c)	687	2,162	—	—	687	2,162	2,849	(35)	2006	07/17/13	8 to 43 Years
Ankeny, IA	(c)	3,913	3,671	—	—	3,913	3,671	7,584	(205)	2003	10/15/12	15 to 30 years
Ardmore, TN	1,804	950	1,847	—	—	950	1,847	2,797	(37)	2005	07/17/13	8 to 40 Years
Ashland, KY	(a)	775	2,037	—	—	775	2,037	2,812	(524)	1990	07/06/07	12 to 27 years
Ashland, KY	(a)	629	754	—	—	629	754	1,383	(224)	1993	07/06/07	12 to 27 years
Atlanta, GA	(e)	1,830	363	—	—	1,830	363	2,193	(14)	1998	07/17/13	5 to 24 Years
Atlanta, GA	(a)	4,863	815	—	—	4,863	815	5,678	(484)	1970	06/15/04	15 to 20 years
Aurora, IL	(a)	1,979	4,111	—	—	1,979	4,111	6,090	(1,025)	1989	09/05/07	13 to 28 years
Avon, OH	(a)	1,550	2,749	—	—	1,550	2,749	4,299	(608)	2007	08/31/07	13 to 38 years
Balcones Heights, TX	(c)	1,888	2,117	—	—	1,888	2,117	4,005	(31)	2009	07/17/13	11 to 46 Years
Baldwinsville, NY	1,615	1,105	2,008	—	—	1,105	2,008	3,113	(50)	2005	07/17/13	11 to 37 Years
Batavia, IL	(a)	1,857	3,441	—	—	1,857	3,441	5,298	(911)	2001	08/31/07	13 to 28 years
Baton Rouge, LA	(a)	328	996	—	—	328	996	1,324	(15)	1999	07/17/13	10 to 40 Years
Baytown, TX	2,251	1,440	1,712	—	—	1,440	1,712	3,152	(36)	2007	07/17/13	9 to 39 Years
Beeville, TX	(a)	101	1,814	—	—	101	1,814	1,915	(19)	2004	07/17/13	10 to 45 Years
Bend, OR	(a)	1,516	4,850	—	—	1,516	4,850	6,366	(59)	2005	08/15/13	10 to 50 Years
Bensalem, PA	(a)	1,653	3,085	—	—	1,653	3,085	4,738	(845)	1987	01/03/07	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Benton, AR	2,130	1,236	1,926	—	—	1,236	1,926	3,162	(32)	2001	07/17/13	3 to 38 Years
Blaine, MN	3,185	1,728	3,437	—	—	1,728	3,437	5,165	(50)	2006	07/17/13	8 to 43 Years
Calumet City, IL	(a)	393	949	—	—	393	949	1,342	(17)	1977	07/17/13	9 to 32 Years
Canton, MA	9,530	28,693	27,813	—	—	28,693	27,813	56,506	(6,394)	1962	02/01/06	15 to 30 years
Carroll, OH	(c)	1,144	4,557	—	—	1,144	4,557	5,701	(101)	1976	07/17/13	3 to 30 Years
Charlotte, NC	(a)	371	598	—	—	371	598	969	(15)	1957	07/17/13	8 to 25 Years
Chattanooga, TN	(c)	1,689	2,837	—	—	1,689	2,837	4,526	(42)	1996	07/17/13	8 to 40 Years
Chicago, IL	15,925	4,893	1,000	—	—	4,893	1,000	5,893	(22)	2007	07/17/13	10 to 48 Years
Chicago, IL	(a)	1,009	2,965	—	—	1,009	2,965	3,974	(7)	2008	12/09/13	14 to 40 Years
Chiefland, FL	(a)	376	1,206	—	—	376	1,206	1,582	(17)	2007	07/17/13	10 to 47 Years
Chillicothe, OH	(a)	499	2,296	—	—	499	2,296	2,795	(587)	1995	07/06/07	12 to 27 years
Clanton, AL	(a)	350	816	—	—	350	816	1,166	(12)	2007	07/17/13	10 to 46 Years
Clarksville, IN	2,900	991	3,161	—	—	991	3,161	4,152	(37)	2006	07/17/13	3 to 48 Years
Clovis, NM	(e)	1,704	1,342	—	—	1,704	1,342	3,046	(44)	2007	07/17/13	9 to 33 Years
Columbia, SC	(b)	596	872	—	—	596	872	1,468	(13)	1998	07/17/13	13 to 45 Years
Crockett, TX	(c)	835	1,591	—	—	835	1,591	2,426	(38)	2006	07/17/13	8 to 36 Years
Crossville, TN	(b)	668	2,705	—	—	668	2,705	3,373	(35)	2001	07/17/13	3 to 46 Years
Crossville, TN	1,950	1,041	1,871	—	—	1,041	1,871	2,912	(37)	2006	07/17/13	7 to 40 Years
Davenport, IA	(a)	2,823	4,475	—	—	2,823	4,475	7,298	(1,052)	2007	08/31/07	13 to 38 years
Dayton, OH	2,130	710	2,417	—	—	710	2,417	3,127	(31)	2005	07/17/13	8 to 47 Years
Daytona Beach, FL	(c)	775	3,880	—	—	775	3,880	4,655	(49)	1996	07/17/13	8 to 42 Years
DePere, WI	3,907	1,937	1,563	—	—	1,937	1,563	3,500	(37)	2004	07/17/13	10 to 36 Years
Downers Grove, IL	(a)	1,772	2,227	—	—	1,772	2,227	3,999	(640)	1994	08/31/07	13 to 28 years
Eau Claire, WI	(a)	1,597	6,964	—	—	1,597	6,964	8,561	(1,885)	2004	04/08/05	15 to 30 years
El Paso, TX	(a)	1,536	3,852	—	—	1,536	3,852	5,388	(1,058)	1973	10/29/04	15 to 30 years
Ellettsville, IN	(c)	894	1,872	—	—	894	1,872	2,766	(37)	2010	07/17/13	11 to 47 Years
Enterprise, AL	1,850	675	2,239	—	—	675	2,239	2,914	(31)	2006	07/17/13	8 to 43 Years
Essex, MD	(a)	294	1,973	—	—	294	1,973	2,267	(21)	1988	07/17/13	10 to 45 Years
Fairless Hills, PA	(a)	3,655	5,271	—	—	3,655	5,271	8,926	(1,524)	1994	01/03/07	15 to 30 years
Fairview Heights, IL	(b)	1,418	2,383	—	—	1,418	2,383	3,801	(143)	1979	07/17/13	3 to 10 Years
Fairview, TN	1,931	975	2,274	—	—	975	2,274	3,249	(39)	2007	07/17/13	8 to 47 Years
Fargo, ND	4,800	2,095	8,525	—	—	2,095	8,525	10,620	(130)	2004	07/17/13	8 to 32 Years
Fayetteville, NC	(c)	1,560	6,893	—	—	1,560	6,893	8,453	(95)	1999	07/17/13	6 to 41 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Forrest City, AR	(a)	331	860	—	—	331	860	1,191	(12)	2002	07/17/13	10 to 45 Years
Fredericksburg, TX	2,031	1,194	1,636	—	—	1,194	1,636	2,830	(37)	2007	07/17/13	8 to 42 Years
Fredericksburg, VA	(c)	1,783	3,491	—	—	1,783	3,491	5,274	(48)	1997	07/17/13	8 to 44 Years
Glendale, AZ	(b)	1,395	4,242	—	—	1,395	4,242	5,637	(71)	2001	07/17/13	2 to 45 Years
Great Falls, MT	(a)	1,486	3,856	—	—	1,486	3,856	5,342	(862)	2004	05/06/04	15 to 40 years
Greensboro, NC	(c)	2,776	3,990	—	—	2,776	3,990	6,766	(54)	2007	07/17/13	10 to 47 Years
Greenville, MS	(b)	583	2,315	—	—	583	2,315	2,898	(35)	2000	07/17/13	1 to 35 Years
Greenville, SC	2,955	742	3,026	—	—	742	3,026	3,768	(33)	2007	07/17/13	3 to 48 Years
Griffin, GA	(a)	459	1,322	—	—	459	1,322	1,781	(17)	2007	07/17/13	10 to 49 Years
Grove City, OH	(c)	2,050	3,288	—	—	2,050	3,288	5,338	(52)	2008	07/17/13	9 to 38 Years
Grovetown, GA	(a)	425	933	—	—	425	933	1,358	(14)	2007	07/17/13	10 to 45 Years
Guntersville, AL	(b)	1,039	2,535	—	—	1,039	2,535	3,574	(33)	2001	07/17/13	2 to 46 Years
Gurnee, IL	(a)	767	1,632	—	—	767	1,632	2,399	(474)	1999	08/31/07	13 to 28 years
Harrisonville, MO	(a)	316	466	—	—	316	466	782	(12)	1996	07/17/13	8 to 33 Years
Hartsville, SC	(a)	536	813	—	—	536	813	1,349	(20)	2007	07/17/13	10 to 37 Years
Hermantown, MN	(a)	1,881	7,761	—	—	1,881	7,761	9,642	(1,564)	2003	04/08/05	15 to 40 years
Hickory, NC	(b)	1,095	2,835	—	—	1,095	2,835	3,930	(169)	1963	07/17/13	2 to 12 Years
Houston, TX	(c)	2,150	—	—	—	2,150	—	2,150	—	1995	07/17/13	0 to 0 Years
Houston, TX	4,625	6,875	—	—	—	6,875	—	6,875	—	1996	07/17/13	0 to 0 Years
Houston, TX	3,045	2,060	—	—	—	2,060	—	2,060	—	1995	07/17/13	0 to 0 Years
Hurricane, WV	(a)	727	3,005	—	—	727	3,005	3,732	(741)	1998	07/06/07	12 to 27 years
Independence, MO	(c)	2,157	2,597	—	—	2,157	2,597	4,754	(77)	1999	07/17/13	7 to 21 Years
Joliet, IL	(a)	1,700	5,698	—	—	1,700	5,698	7,398	(1,122)	2004	08/31/07	13 to 38 years
Kansas City, KS	(b)	1,932	5,629	—	—	1,932	5,629	7,561	(79)	2009	07/17/13	6 to 43 Years
Katy, TX	68,250	13,144	96,194	—	—	13,144	96,194	109,338	(1,341)	1976	07/17/13	8 to 34 Years
Kenosha, WI	(a)	3,421	7,407	—	—	3,421	7,407	10,828	(1,656)	2004	09/30/04	15 to 40 years
La Grange, KY	(c)	1,524	1,871	—	—	1,524	1,871	3,395	(34)	2008	07/17/13	10 to 48 Years
La Grange, TX	(c)	822	1,953	—	—	822	1,953	2,775	(41)	2006	07/17/13	8 to 40 Years
Largo, FL	(a)	758	1,025	—	—	758	1,025	1,783	(15)	1999	07/17/13	9 to 36 Years
Las Cruces, NM	(e)	1,328	2,616	—	—	1,328	2,616	3,944	(39)	2002	07/17/13	8 to 41 Years
Laurel, MS	(b)	401	2,164	—	—	401	2,164	2,565	(33)	2002	07/17/13	3 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lenexa, KS	(b)	919	2,476	—	—	919	2,476	3,395	(33)	2005	07/17/13	2 to 47 Years
Livingston, TN	1,856	1,073	1,889	—	—	1,073	1,889	2,962	(41)	2006	07/17/13	7 to 40 Years
Livingston, TX	(c)	1,893	1,134	—	—	1,893	1,134	3,027	(38)	2006	07/17/13	8 to 33 Years
London, KY	(b)	1,398	2,061	—	—	1,398	2,061	3,459	(30)	2001	07/17/13	3 to 46 Years
Loveland, CO	(c)	2,329	4,750	—	—	2,329	4,750	7,079	(230)	2001	10/15/12	15 to 30 years
Loves Park, IL	(a)	1,551	6,447	—	—	1,551	6,447	7,998	(1,220)	2004	08/31/07	13 to 38 years
Lowville, NY	(c)	791	1,659	—	—	791	1,659	2,450	(31)	2010	07/17/13	12 to 42 Years
Lufkin, TX	(c)	1,922	2,735	—	—	1,922	2,735	4,657	(59)	2003	07/17/13	9 to 30 Years
Macon, GA	3,478	1,921	4,890	—	—	1,921	4,890	6,811	(97)	2005	07/17/13	10 to 30 Years
Malone, NY	(c)	793	1,677	—	—	793	1,677	2,470	(36)	2010	07/17/13	11 to 42 Years
Mansfield, TX	(a)	859	599	—	—	859	599	1,458	(13)	2007	07/17/13	10 to 34 Years
Maple Shade, NJ	(b)	1,942	3,792	—	—	1,942	3,792	5,734	(110)	2007	07/17/13	5 to 25 Years
Marietta, GA	(a)	4,675	854	—	—	4,675	854	5,529	(502)	1996	06/15/04	15 to 30 years
Marietta, GA	(a)	2,610	865	—	—	2,610	865	3,475	(483)	1977	06/15/04	15 to 20 years
Marinette, WI	(c)	1,236	1,611	—	—	1,236	1,611	2,847	(37)	2006	07/17/13	8 to 38 Years
McCarran, NV	22,000	8,333	37,763	—	—	8,333	37,763	46,096	(615)	2008	07/17/13	8 to 40 Years
Merrillville, IN	(a)	1,324	3,975	—	—	1,324	3,975	5,299	(1,064)	1986	08/31/07	13 to 28 years
Mesa, AZ	(c)	2,040	5,696	—	—	2,040	5,696	7,736	(277)	2005	10/15/12	15 to 30 years
Midvale, UT	(c)	2,931	4,844	—	—	2,931	4,844	7,775	(242)	2002	10/15/12	15 to 30 years
Mineral Wells, TX	(a)	448	878	—	—	448	878	1,326	(14)	2008	07/17/13	10 to 42 Years
Moraine, OH	(b)	781	2,649	—	—	781	2,649	3,430	(35)	2006	07/17/13	2 to 43 Years
Morrisville, NC	(c)	408	2,732	—	—	408	2,732	3,140	(33)	2008	07/17/13	11 to 47 Years
Morrisville, PA	(a)	1,345	8,288	—	—	1,345	8,288	9,633	(1,878)	2004	01/03/07	15 to 40 years
Mt Juliet, TN	(c)	2,049	4,604	—	—	2,049	4,604	6,653	(63)	2008	07/17/13	10 to 45 Years
Mt. Sterling, KY	(c)	1,785	1,051	—	—	1,785	1,051	2,836	(36)	2011	07/17/13	12 to 38 Years
Mundelein, IL	(a)	1,991	4,308	—	—	1,991	4,308	6,299	(1,117)	2002	08/31/07	13 to 28 years
N. Richland Hills, TX	4,217	1,950	—	—	—	1,950	—	1,950	—	1996	07/17/13	0 to 0 Years
Navasota, TX	2,050	1,013	1,772	—	—	1,013	1,772	2,785	(41)	2006	07/17/13	8 to 41 Years
Navasota, TX	(a)	322	868	—	—	322	868	1,190	(14)	2007	07/17/13	10 to 44 Years
New Braunfels, TX	(c)	1,257	1,778	—	—	1,257	1,778	3,035	(37)	2006	07/17/13	7 to 38 Years
New Hartford, NY	(a)	2,168	4,851	—	—	2,168	4,851	7,019	(1,374)	2004	10/08/04	15 to 40 years
Newington, CT	(c)	1,778	4,496	—	—	1,778	4,496	6,274	(56)	2006	07/17/13	8 to 45 Years
Okeechobee, FL	(a)	409	1,298	—	—	409	1,298	1,707	(16)	2006	07/17/13	10 to 47 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Opelika, AL	(c)	2,117	5,737	—	—	2,117	5,737	7,854	(111)	2012	06/14/13	14 to 40 Years
Orangeburg, SC	(b)	621	2,208	—	—	621	2,208	2,829	(30)	1999	07/17/13	12 to 45 Years
Oxford, MS	2,295	1,625	1,024	—	—	1,625	1,024	2,649	(23)	2006	07/17/13	9 to 33 Years
Parkersburg, WV	1,793	966	1,843	—	—	966	1,843	2,809	(39)	2005	07/17/13	7 to 37 Years
Parkersburg, WV	(a)	1,800	3,183	—	—	1,800	3,183	4,983	(912)	1976	07/06/07	12 to 27 years
Paw Paw, MI	(c)	1,517	1,619	—	—	1,517	1,619	3,136	(44)	2006	07/17/13	8 to 33 Years
Peoria, IL	5,791	3,646	5,943	—	—	3,646	5,943	9,589	(166)	2003	07/17/13	5 to 24 Years
Peoria, IL	4,950	2,407	5,452	—	—	2,407	5,452	7,859	(80)	2006	07/17/13	2 to 40 Years
Peoria, IL	(a)	2,497	4,401	—	—	2,497	4,401	6,898	(1,000)	2004	08/31/07	13 to 38 years
Peru, IL	(b)	963	2,033	—	—	963	2,033	2,996	(36)	1998	07/17/13	1 to 35 Years
Phoenix, AZ	(c)	2,098	5,338	—	—	2,098	5,338	7,436	(265)	2003	10/15/12	15 to 30 years
Portsmouth, OH	(a)	561	1,563	—	—	561	1,563	2,124	(419)	1988	07/06/07	12 to 27 years
Prior Lake, MN	3,283	1,998	2,454	—	—	1,998	2,454	4,452	(61)	1991	07/17/13	7 to 26 Years
Rapid City, SD	4,393	575	2,568	—	—	575	2,568	3,143	(40)	1999	07/17/13	2 to 45 Years
Reading, PA	4,257	449	3,222	—	—	449	3,222	3,671	(35)	1997	07/17/13	8 to 40 Years
Rensselaer, NY	(a)	705	657	—	—	705	657	1,362	(45)	1971	07/17/13	3 to 13 Years
Rockford, MN	2,228	1,298	2,652	—	—	1,298	2,652	3,950	(49)	2006	07/17/13	9 to 43 Years
Rome, NY	(d)	1,326	1,110	—	—	1,326	1,110	2,436	(32)	2003	07/17/13	9 to 34 Years
Rome, NY	(a)	436	699	—	—	436	699	1,135	(15)	1996	07/17/13	10 to 28 Years
Roswell, NM	(a)	1,002	3,177	—	—	1,002	3,177	4,179	(579)	2004	07/29/04	15 to 50 years
Salt Lake City, UT	18,000	4,955	18,250	—	—	4,955	18,250	23,205	(268)	1999	07/17/13	3 to 40 Years
San Antonio, TX	(e)	1,724	2,403	—	—	1,724	2,403	4,127	(35)	2002	07/17/13	3 to 41 Years
Sandersville, GA	(a)	503	751	—	—	503	751	1,254	(13)	2006	07/17/13	10 to 45 Years
Schaumburg, IL	(a)	2,067	2,632	—	—	2,067	2,632	4,699	(711)	2002	08/31/07	13 to 28 years
Shreveport, LA	(a)	374	490	—	—	374	490	864	(15)	2001	07/17/13	10 to 31 Years
South Point, OH	(a)	848	2,948	—	—	848	2,948	3,796	(744)	1990	07/06/07	12 to 27 years
St. Croix, VI	4,035	2,132	5,992	—	—	2,132	5,992	8,124	(95)	2005	07/17/13	8 to 37 Years
St. Louis, MO	(a)	785	1,023	—	—	785	1,023	1,808	(11)	1989	08/30/13	15 to 40 Years
Staunton, VA	(e)	578	2,063	—	—	578	2,063	2,641	(58)	1988	07/17/13	5 to 20 Years
Sweetwater, TX	(a)	415	1,097	—	—	415	1,097	1,512	(16)	2006	07/17/13	10 to 47 Years
Taunton, MA	(e)	1,592	3,608	—	—	1,592	3,608	5,200	(76)	2001	07/17/13	9 to 28 Years
Thornton, CO	(c)	2,836	5,069	—	—	2,836	5,069	7,905	(273)	2003	10/15/12	15 to 30 years
Tilton, NH	(c)	7,420	19,608	—	—	7,420	19,608	27,028	(520)	1998	07/17/13	8 to 27 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Tinley Park, IL	(a)	1,108	2,091	—	—	1,108	2,091	3,199	(529)	1990	08/31/07	13 to 28 years
Tucker, GA	(a)	5,026	3,590	(3,987)	(2,317)	1,039	1,273	2,312	(1,272)	1973	11/18/05	15 to 30 years
Tuscaloosa, AL	4,095	3,321	4,053	—	—	3,321	4,053	7,374	(31)	2013	09/30/13	14 to 50 Years
Valdosta, GA	(c)	2,930	5,012	—	—	2,930	5,012	7,942	(105)	2012	06/14/13	14 to 40 Years
Voorhees, NJ	(b)	2,027	6,776	—	—	2,027	6,776	8,803	(218)	1970	07/17/13	5 to 25 Years
Waco, TX	(a)	320	406	—	—	320	406	726	(169)	1986	09/24/04	10 to 30 years
Warrensburg, MO	(b)	651	2,261	—	—	651	2,261	2,912	(36)	2001	07/17/13	3 to 38 Years
Warsaw, IN	1,850	590	2,504	—	—	590	2,504	3,094	(35)	1998	07/17/13	11 to 44 Years
Wichita, KS	(e)	1,833	1,467	—	—	1,833	1,467	3,300	(32)	2006	07/17/13	10 to 38 Years
Wichita, KS	(c)	3,368	6,312	—	—	3,368	6,312	9,680	(128)	1984	07/17/13	7 to 29 Years
Wichita, KS	(a)	236	741	—	—	236	741	977	(10)	2005	07/17/13	10 to 42 Years
Wilton, NY	(a)	1,348	2,165	—	—	1,348	2,165	3,513	(65)	1987	07/17/13	8 to 27 Years

General and discount retail
Aberdeen, SD	(c)	3,857	3,348	—	—	3,857	3,348	7,205	(1,037)	1984	05/31/06	15 to 30 years
Adair, OK	(c)	264	855	—	—	264	855	1,119	(4)	2012	10/29/13	13 to 40 Years
Ainsworth, NE	(a)	360	1,829	—	—	360	1,829	2,189	(300)	2007	12/11/07	12 to 47 years
Albany, MO	(c)	66	410	—	—	66	410	476	(106)	1990	05/31/06	15 to 30 years
Albert Lea, MN	(c)	2,526	3,141	—	—	2,526	3,141	5,667	(1,249)	1985	05/31/06	15 to 20 years
Allegan, MI	(c)	741	1,198	—	—	741	1,198	1,939	(377)	2000	05/31/06	15 to 30 years
Altus, OK	(c)	315	918	—	—	315	918	1,233	(4)	2012	10/29/13	13 to 40 Years
Anderson, SC	8,160	4,770	6,883	—	—	4,770	6,883	11,653	(260)	1993	07/17/13	7 to 21 Years
Appleton, WI	(c)	4,898	5,804	—	—	4,898	5,804	10,702	(1,524)	1971	05/31/06	15 to 30 years
Arcadia, WI	(c)	673	983	—	—	673	983	1,656	(386)	2000	05/31/06	15 to 30 years
Archbold, OH	(c)	631	1,229	—	—	631	1,229	1,860	(386)	2000	05/31/06	15 to 30 years
Ashland, WI	(c)	462	791	—	—	462	791	1,253	(346)	1975	05/31/06	15 to 20 years
Atoka, OK	(c)	466	1,304	—	—	466	1,304	1,770	(6)	2012	10/29/13	13 to 40 Years
Attica, IN	(c)	550	1,116	—	—	550	1,116	1,666	(357)	1999	05/31/06	15 to 30 years
Austin, MN	(c)	4,246	4,444	—	—	4,246	4,444	8,690	(1,292)	1983	05/31/06	15 to 30 years
Bay City, TX	(b)	1,192	3,250	—	—	1,192	3,250	4,442	(107)	1990	07/17/13	3 to 20 Years
Bellevue, NE	(c)	3,269	3,482	—	—	3,269	3,482	6,751	(1,033)	1984	05/31/06	15 to 30 years
Beloit, WI	(c)	3,191	4,414	—	—	3,191	4,414	7,605	(1,723)	1978	05/31/06	15 to 20 years
Belvidere, IL	(c)	3,061	3,609	—	—	3,061	3,609	6,670	(1,072)	1995	05/31/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Bethany, MO	(c)	648	379	—	—	648	379	1,027	(217)	1974	05/31/06	15 to 20 years
Billings, MT	(c)	3,035	4,509	(259)	—	2,776	4,509	7,285	(1,242)	1990	05/31/06	15 to 30 years
Bloomfield, IN	(c)	639	940	—	—	639	940	1,579	(330)	1999	05/31/06	15 to 30 years
Boise, ID	(c)	5,017	12,407	—	—	5,017	12,407	17,424	(4,380)	1992	05/31/06	15 to 30 years
Boise, ID	(c)	2,036	5,555	—	—	2,036	5,555	7,591	(1,464)	1989	05/31/06	15 to 30 years
Borger, TX	(b)	907	3,243	—	—	907	3,243	4,150	(90)	1991	07/17/13	3 to 25 Years
Brigham City, UT	(c)	1,814	2,540	—	—	1,814	2,540	4,354	(741)	1990	05/31/06	15 to 30 years
Burlington, IA	(c)	1,117	1,825	—	—	1,117	1,825	2,942	(681)	1985	05/31/06	15 to 20 years
Burlington, KS	(c)	371	565	—	—	371	565	936	(248)	1990	05/31/06	15 to 20 years
Carrollton, MO	(c)	352	345	—	—	352	345	697	(207)	1994	07/21/11	10 to 20 years
Centerville, TN	(c)	420	776	—	—	420	776	1,196	(261)	2000	05/31/06	15 to 30 years
Centre, AL	(c)	233	767	—	—	233	767	1,000	(6)	2001	09/17/13	12 to 40 Years
Clare, MI	(c)	1,219	760	—	—	1,219	760	1,979	(380)	2000	05/31/06	15 to 30 years
Claremore, OK	(c)	243	928	—	—	243	928	1,171	(4)	2012	10/29/13	13 to 40 Years
Clarion, IA	(c)	365	812	—	—	365	812	1,177	(260)	2000	05/31/06	15 to 30 years
Clintonville, WI	(c)	495	1,089	—	—	495	1,089	1,584	(433)	1978	05/31/06	15 to 20 years
Coeur d'Alene, ID	(c)	7,247	4,907	—	—	7,247	4,907	12,154	(1,891)	1987	05/31/06	15 to 20 years
Cowarts, AL	(c)	396	836	—	—	396	836	1,232	(7)	2011	09/17/13	12 to 40 Years
Crossville, AL	(c)	264	849	—	—	264	849	1,113	(7)	2011	09/17/13	12 to 40 Years
Crystal City, TX	(c)	295	939	—	—	295	939	1,234	(5)	2012	10/29/13	13 to 40 Years
De Pere, WI	(c)	2,805	3,593	—	—	2,805	3,593	6,398	(1,286)	1967	05/31/06	15 to 20 years
De Pere, WI	(c)	264	1,681	—	—	264	1,681	1,945	(415)	2000	05/31/06	15 to 30 years
De Pere, WI	(c)	4,961	8,243	—	—	4,961	8,243	13,204	(4,096)	1987	05/31/06	15 to 20 years
De Pere, WI	(c)	1,275	2,113	—	—	1,275	2,113	3,388	(542)	2005	05/31/06	15 to 40 years
De Soto, KS	(c)	301	1,049	—	—	301	1,049	1,350	(6)	2012	10/29/13	13 to 40 Years
Delavan, WI	(c)	1,752	4,387	(118)	—	1,634	4,387	6,021	(1,207)	1995	05/31/06	15 to 30 years
Detroit Lakes, MN	(c)	811	1,392	—	—	811	1,392	2,203	(561)	1974	05/31/06	15 to 20 years
Dixon, IL	(c)	1,502	2,810	—	—	1,502	2,810	4,312	(824)	1993	05/31/06	15 to 30 years
Dowagiac, MI	(c)	762	984	—	—	762	984	1,746	(336)	2000	05/31/06	15 to 30 years
Duluth, MN	(c)	4,722	6,955	—	—	4,722	6,955	11,677	(1,845)	1993	05/31/06	15 to 30 years
Dyersville, IA	(c)	381	1,082	—	—	381	1,082	1,463	(322)	2000	05/31/06	15 to 30 years
Eastaboga, AL	(c)	223	937	—	—	223	937	1,160	(8)	2001	09/17/13	12 to 40 Years
Eau Claire, WI	(c)	3,652	5,217	—	—	3,652	5,217	8,869	(1,452)	1978	05/31/06	15 to 30 years
Emporia, KS	(c)	292	1,176	—	—	292	1,176	1,468	(7)	2012	10/29/13	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Enterprise, TN	(c)	255	803	—	—	255	803	1,058	(7)	2011	09/17/13	12 to 40 Years
Escanaba, MI	(c)	3,030	3,321	—	—	3,030	3,321	6,351	(1,256)	1971	05/31/06	15 to 20 years
Estherville, IA	(c)	630	463	—	—	630	463	1,093	(256)	1976	05/31/06	15 to 20 years
Fairmont, MN	(c)	2,393	3,546	—	—	2,393	3,546	5,939	(985)	1984	05/31/06	15 to 30 years
Fergus Falls, MN	(c)	738	1,175	—	—	738	1,175	1,913	(445)	1986	05/31/06	15 to 20 years
Fond du Lac, WI	(c)	4,110	5,210	—	—	4,110	5,210	9,320	(1,369)	1985	05/31/06	15 to 30 years
Fort Atkinson, WI	(c)	1,005	2,873	—	—	1,005	2,873	3,878	(795)	1984	05/31/06	15 to 30 years
Freeport, IL	(c)	1,941	2,431	—	—	1,941	2,431	4,372	(827)	1994	05/31/06	15 to 30 years
Fruita, CO	(c)	255	1,025	—	—	255	1,025	1,280	(6)	2012	10/29/13	13 to 40 Years
Ft Lauderdale, FL	(c)	6,775	18,649	—	—	6,775	18,649	25,424	(271)	2007	07/17/13	12 to 37 Years
Gallatin, MO	(c)	57	405	—	—	57	405	462	(108)	1990	05/31/06	15 to 30 years
Glasgow, MT	(c)	772	1,623	—	—	772	1,623	2,395	(508)	1998	05/31/06	15 to 30 years
Glenwood, MN	(c)	775	1,404	—	—	775	1,404	2,179	(364)	1996	05/31/06	15 to 40 years
Gore, OK	(c)	182	924	—	—	182	924	1,106	(5)	2012	10/29/13	13 to 40 Years
Gothenburg, NE	(a)	391	1,798	—	—	391	1,798	2,189	(295)	2007	12/11/07	12 to 47 years
Grafton, WI	(c)	2,952	4,206	—	—	2,952	4,206	7,158	(1,226)	1989	05/31/06	15 to 30 years
Grand Forks, ND	(c)	1,516	10,008	—	—	1,516	10,008	11,524	(120)	2006	07/17/13	9 to 46 Years
Grand Island, NE	(c)	3,401	5,497	—	—	3,401	5,497	8,898	(1,618)	1983	05/31/06	15 to 30 years
Great Falls, MT	(c)	2,998	4,929	—	—	2,998	4,929	7,927	(1,867)	1985	05/31/06	15 to 20 years
Green Bay, WI	(c)	6,155	6,298	—	—	6,155	6,298	12,453	(1,652)	1979	05/31/06	15 to 30 years
Green Bay, WI	(c)	8,698	12,160	—	—	8,698	12,160	20,858	(4,226)	2000	05/31/06	15 to 20 years
Green Bay, WI	(c)	1,269	1,937	—	—	1,269	1,937	3,206	(499)	2005	05/31/06	15 to 40 years
Green Bay, WI	(c)	4,788	4,605	—	—	4,788	4,605	9,393	(1,769)	1966	05/31/06	15 to 20 years
Greenfield, OH	(c)	555	1,041	—	—	555	1,041	1,596	(335)	2000	05/31/06	15 to 30 years
Hart, MI	(c)	565	1,377	—	—	565	1,377	1,942	(398)	1999	05/31/06	15 to 30 years
Havana, IL	(c)	526	813	—	—	526	813	1,339	(274)	2000	05/31/06	15 to 30 years
Haverhill, MA	9,100	3,192	15,353	—	—	3,192	15,353	18,545	(258)	2006	07/17/13	11 to 32 Years
Helena, MT	(c)	3,176	5,583	(724)	—	2,452	5,583	8,035	(1,494)	1992	05/31/06	15 to 30 years
Hill City, KS	(c)	243	815	—	—	243	815	1,058	(5)	2012	10/29/13	13 to 40 Years
Hobart, OK	(c)	230	910	—	—	230	910	1,140	(4)	2012	10/29/13	13 to 40 Years
Hobbs, NM	(c)	405	949	—	—	405	949	1,354	(5)	2012	10/29/13	13 to 40 Years
Hodgenville, KY	(c)	709	838	—	—	709	838	1,547	(307)	1999	05/31/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Houghton, MI	(c)	1,963	4,025	—	—	1,963	4,025	5,988	(1,237)	1994	05/31/06	15 to 30 years
Hutchinson, MN	(c)	2,793	4,108	—	—	2,793	4,108	6,901	(1,124)	1991	05/31/06	15 to 30 years
Idaho Falls, ID	(c)	1,721	3,231	—	—	1,721	3,231	4,952	(1,229)	1986	05/31/06	15 to 20 years
Jacksonville, IL	(c)	3,603	3,569	—	—	3,603	3,569	7,172	(1,343)	1996	05/31/06	15 to 30 years
Janesville, WI	(c)	3,166	4,808	—	—	3,166	4,808	7,974	(1,785)	1980	05/31/06	15 to 20 years
Jasper, AL	(c)	365	1,052	—	—	365	1,052	1,417	(9)	2011	09/17/13	12 to 40 Years
Kennewick, WA	(c)	4,044	5,347	—	—	4,044	5,347	9,391	(1,507)	1989	05/31/06	15 to 30 years
Kenosha, WI	(c)	3,079	4,259	—	—	3,079	4,259	7,338	(1,657)	1980	05/31/06	15 to 20 years
Kentwood, MI	(b)	1,145	4,085	—	—	1,145	4,085	5,230	(55)	1986	07/17/13	4 to 38 Years
Ketchum, OK	(c)	297	760	—	—	297	760	1,057	(4)	2012	10/29/13	13 to 40 Years
Kewaunee, WI	(c)	872	758	—	—	872	758	1,630	(349)	2000	05/31/06	15 to 30 years
Kimberly, WI	(c)	3,550	4,749	—	—	3,550	4,749	8,299	(1,719)	1979	05/31/06	15 to 20 years
Kingsford, MI	(c)	3,736	3,570	—	—	3,736	3,570	7,306	(1,385)	1970	05/31/06	15 to 20 years
La Crosse, WI	(c)	2,896	3,810	—	—	2,896	3,810	6,706	(1,434)	1978	05/31/06	15 to 20 years
La Cygne, KS	(c)	120	833	—	—	120	833	953	(5)	2012	10/29/13	13 to 40 Years
Lake Hallie, WI	(c)	2,627	3,965	—	—	2,627	3,965	6,592	(1,325)	1982	05/31/06	15 to 30 years
Lake Zurich, IL	9,075	4,860	6,935	—	—	4,860	6,935	11,795	(155)	2000	07/17/13	7 to 32 Years
Lancaster, WI	(c)	581	1,018	—	—	581	1,018	1,599	(334)	1999	05/31/06	15 to 30 years
Lander, WY	(c)	289	589	—	—	289	589	878	(243)	1974	05/31/06	15 to 20 years
Las Cruces, NM	(c)	452	900	—	—	452	900	1,352	(5)	2012	10/29/13	13 to 40 Years
Layton, UT	(c)	2,950	3,408	—	—	2,950	3,408	6,358	(991)	1988	05/31/06	15 to 30 years
Lewiston, ID	(c)	409	2,999	—	—	409	2,999	3,408	(1,145)	1987	05/31/06	15 to 20 years
Liberty, KY	(c)	474	945	—	—	474	945	1,419	(296)	2000	05/31/06	15 to 30 years
Lincoln, NE	(c)	4,186	4,150	—	—	4,186	4,150	8,336	(1,123)	1983	05/31/06	15 to 30 years
Livingston, TN	(c)	429	822	—	—	429	822	1,251	(269)	2000	05/31/06	15 to 30 years
Logan, UT	(c)	454	3,453	—	—	454	3,453	3,907	(1,312)	1989	05/31/06	15 to 20 years
Loogootee, IN	(c)	571	973	—	—	571	973	1,544	(325)	1999	05/31/06	15 to 30 years
Madison, SD	(c)	1,060	1,015	—	—	1,060	1,015	2,075	(473)	1975	05/31/06	15 to 20 years
Madison, WI	(c)	4,072	5,777	—	—	4,072	5,777	9,849	(1,559)	1988	05/31/06	15 to 30 years
Madison, WI	(c)	2,836	4,522	—	—	2,836	4,522	7,358	(1,465)	1982	05/31/06	15 to 30 years
Madison, WI	(c)	5,632	5,299	—	—	5,632	5,299	10,931	(1,476)	1980	05/31/06	15 to 30 years
Manistique, MI	(c)	659	1,223	—	—	659	1,223	1,882	(392)	2000	05/31/06	15 to 30 years
Manitowoc, WI	(c)	2,573	4,011	—	—	2,573	4,011	6,584	(1,548)	1977	05/31/06	15 to 20 years
Mankato, MN	(c)	6,167	4,861	—	—	6,167	4,861	11,028	(1,805)	1971	05/31/06	15 to 20 years
Marinette, WI	(c)	1,452	3,736	—	—	1,452	3,736	5,188	(1,050)	1990	05/31/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Marion, KY	(c)	724	765	—	—	724	765	1,489	(302)	2000	05/31/06	15 to 30 years
Marquette, MI	(c)	4,423	5,774	—	—	4,423	5,774	10,197	(2,142)	1969	05/31/06	15 to 20 years
Marshall, MN	(c)	4,152	2,872	—	—	4,152	2,872	7,024	(1,213)	1972	05/31/06	15 to 20 years
Marshfield, WI	(c)	3,272	4,406	—	—	3,272	4,406	7,678	(1,600)	1968	05/31/06	15 to 20 years
Mason City, IA	(c)	2,186	3,888	—	—	2,186	3,888	6,074	(1,460)	1985	05/31/06	15 to 20 years
Memphis, MO	(c)	448	313	—	—	448	313	761	(166)	1983	05/31/06	15 to 20 years
Menasha, WI	(c)	3,137	3,245	—	—	3,137	3,245	6,382	(961)	1981	05/31/06	15 to 30 years
Minerva, OH	(c)	1,103	902	—	—	1,103	902	2,005	(399)	2000	05/31/06	15 to 30 years
Missoula, MT	(c)	4,123	5,253	—	—	4,123	5,253	9,376	(1,895)	1987	05/31/06	15 to 20 years
Mitchell, IN	(c)	554	791	—	—	554	791	1,345	(285)	2000	05/31/06	15 to 30 years
Mitchell, SD	(c)	3,918	3,126	—	—	3,918	3,126	7,044	(1,223)	1973	05/31/06	15 to 20 years
Monmouth, IL	(c)	2,037	1,166	—	—	2,037	1,166	3,203	(624)	1971	05/31/06	15 to 20 years
Monona, WI	(c)	2,982	4,700	—	—	2,982	4,700	7,682	(1,353)	1981	05/31/06	15 to 30 years
Monroe, WI	(c)	1,526	4,027	—	—	1,526	4,027	5,553	(1,111)	1994	05/31/06	15 to 30 years
Monticello, IL	(c)	641	1,172	—	—	641	1,172	1,813	(372)	1999	05/31/06	15 to 30 years
Montpelier, OH	(c)	557	1,130	—	—	557	1,130	1,687	(354)	2000	05/31/06	15 to 30 years
Morgantown, KY	(c)	518	871	—	—	518	871	1,389	(286)	1999	05/31/06	15 to 30 years
Mount Ayr, IA	(c)	228	666	—	—	228	666	894	(191)	1995	05/31/06	15 to 30 years
Mount Carmel, IL	(c)	972	1,602	—	—	972	1,602	2,574	(663)	2000	05/31/06	15 to 20 years
Munfordville, KY	(c)	672	766	—	—	672	766	1,438	(290)	2000	05/31/06	15 to 30 years
Nampa, ID	(c)	2,080	4,014	—	—	2,080	4,014	6,094	(1,511)	1986	05/31/06	15 to 20 years
Neenah, WI	(c)	2,944	5,595	(38)	—	2,906	5,595	8,501	(1,488)	1990	05/31/06	15 to 30 years
New London, WI	1,778	1,008	2,094	—	—	1,008	2,094	3,102	(87)	1991	07/17/13	3 to 28 Years
Newaygo, MI	(c)	633	1,155	—	—	633	1,155	1,788	(362)	2000	05/31/06	15 to 30 years
Norfolk, NE	(c)	2,701	2,912	—	—	2,701	2,912	5,613	(1,002)	1984	05/31/06	15 to 30 years
North Platte, NE	(c)	2,734	3,378	—	—	2,734	3,378	6,112	(920)	1985	05/31/06	15 to 30 years
Oconto, WI	(c)	496	1,176	—	—	496	1,176	1,672	(376)	2000	05/31/06	15 to 30 years
Ogden, UT	(c)	2,448	3,864	—	—	2,448	3,864	6,312	(1,068)	1988	05/31/06	15 to 30 years
Okay, OK	(c)	200	901	—	—	200	901	1,101	(4)	2012	10/29/13	13 to 40 Years
Olathe, KS	(c)	3,505	5,847	—	—	3,505	5,847	9,352	(120)	1995	07/17/13	9 to 35 Years
Omaha, NE	(c)	1,024	7,113	—	—	1,024	7,113	8,137	(1,901)	1966	05/31/06	15 to 30 years
Omaha, NE	(c)	5,320	4,086	—	—	5,320	4,086	9,406	(1,172)	1985	05/31/06	15 to 30 years
Omaha, NE	(c)	5,477	3,986	—	—	5,477	3,986	9,463	(1,138)	1984	05/31/06	15 to 30 years
Omaha, NE	(c)	7,431	14,273	—	—	7,431	14,273	21,704	(5,401)	2000	05/31/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Onalaska, WI	(c)	2,468	4,392	—	—	2,468	4,392	6,860	(1,218)	1989	05/31/06	15 to 30 years
O'Neill, NE	(a)	400	1,752	—	—	400	1,752	2,152	(325)	1972	08/24/07	12 to 47 years
Ord, NE	(c)	222	1,010	—	—	222	1,010	1,232	(5)	2012	10/29/13	13 to 40 Years
Orrville, AL	(c)	192	826	—	—	192	826	1,018	(7)	2011	09/17/13	12 to 40 Years
Osceola, IA	(c)	322	422	—	—	322	422	744	(173)	1978	05/31/06	15 to 20 years
Oshkosh, WI	(c)	3,594	4,384	—	—	3,594	4,384	7,978	(1,210)	1984	05/31/06	15 to 30 years
Pagosa Springs, CO	(c)	253	1,031	—	—	253	1,031	1,284	(5)	2012	10/29/13	13 to 40 Years
Park Rapids, MN	(c)	877	1,089	—	—	877	1,089	1,966	(450)	1981	05/31/06	15 to 20 years
Perry, IA	(c)	651	1,015	—	—	651	1,015	1,666	(353)	1998	05/31/06	15 to 30 years
Petersburg, IN	(c)	799	678	—	—	799	678	1,477	(301)	1999	05/31/06	15 to 30 years
Pocatello, ID	(c)	2,317	4,274	—	—	2,317	4,274	6,591	(1,618)	1986	05/31/06	15 to 20 years
Port Washington, WI	(c)	436	1,427	—	—	436	1,427	1,863	(369)	1982	05/31/06	15 to 40 years
Powell, WY	(c)	1,264	859	—	—	1,264	859	2,123	(389)	1985	05/31/06	15 to 20 years
Provo, UT	(c)	2,145	2,966	—	—	2,145	2,966	5,111	(857)	1988	05/31/06	15 to 30 years
Pullman, WA	(c)	2,237	4,295	—	—	2,237	4,295	6,532	(1,212)	1996	05/31/06	15 to 30 years
Quincy, IL	(c)	3,510	4,916	—	—	3,510	4,916	8,426	(1,838)	1986	05/31/06	15 to 20 years
Racine, WI	(c)	3,076	5,305	—	—	3,076	5,305	8,381	(1,859)	1979	05/31/06	15 to 20 years
Rapid City, SD	(c)	4,725	4,164	—	—	4,725	4,164	8,889	(1,260)	1988	05/31/06	15 to 30 years
Rawlins, WY	(c)	430	581	—	—	430	581	1,011	(267)	1971	05/31/06	15 to 20 years
Redding, CA	(c)	7,043	5,255	—	—	7,043	5,255	12,298	(1,460)	1989	05/31/06	15 to 30 years
Rehobeth, AL	(c)	259	774	—	—	259	774	1,033	(6)	2011	09/17/13	12 to 40 Years
Rice Lake, WI	(c)	1,535	3,407	—	—	1,535	3,407	4,942	(1,033)	1995	05/31/06	15 to 30 years
River Falls, WI	(c)	1,787	4,283	—	—	1,787	4,283	6,070	(1,197)	1994	05/31/06	15 to 30 years
Riverdale, UT	(c)	3,023	3,063	(60)	—	2,963	3,063	6,026	(906)	1990	05/31/06	15 to 30 years
Rochester, MN	(c)	6,466	4,232	—	—	6,466	4,232	10,698	(1,671)	1981	05/31/06	15 to 20 years
Rochester, MN	(c)	6,189	4,511	—	—	6,189	4,511	10,700	(1,720)	1981	05/31/06	15 to 20 years
Rockville, IN	(c)	628	939	—	—	628	939	1,567	(324)	1999	05/31/06	15 to 30 years
Rothschild, WI	(c)	2,685	4,231	—	—	2,685	4,231	6,916	(1,622)	1977	05/31/06	15 to 20 years
Salt Lake City, UT	(c)	3,260	3,937	—	—	3,260	3,937	7,197	(1,129)	1991	05/31/06	15 to 30 years
Sand Springs, OK	(c)	396	1,039	—	—	396	1,039	1,435	(5)	2012	10/29/13	13 to 40 Years
Scottsville, KY	(c)	544	840	—	—	544	840	1,384	(283)	1999	05/31/06	15 to 30 years
Sheboygan, WI	(c)	2,973	4,340	—	—	2,973	4,340	7,313	(1,353)	1993	05/31/06	15 to 30 years
Silt, CO	(c)	334	894	—	—	334	894	1,228	(5)	2012	10/29/13	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Sioux Falls, SD	(c)	4,907	4,023	—	—	4,907	4,023	8,930	(1,554)	1987	05/31/06	15 to 20 years
Smithville, TN	(c)	570	733	(15)	—	555	733	1,288	(278)	2000	05/31/06	15 to 30 years
Somerville, TN	(c)	345	537	—	—	345	537	882	(202)	2000	05/31/06	15 to 30 years
Spanish Fork, UT	(c)	1,366	3,000	—	—	1,366	3,000	4,366	(836)	1991	05/31/06	15 to 30 years
Spencer, IN	1,325	971	2,483	—	—	971	2,483	3,454	(70)	1987	07/17/13	4 to 24 Years
Spiro, OK	(c)	263	1,099	—	—	263	1,099	1,362	(6)	2012	10/29/13	13 to 40 Years
Spokane, WA	(c)	1,014	3,005	—	—	1,014	3,005	4,019	(981)	1987	05/31/06	15 to 20 years
Spokane, WA	(c)	3,781	4,934	—	—	3,781	4,934	8,715	(1,803)	1986	05/31/06	15 to 20 years
Spokane, WA	(c)	3,437	5,047	—	—	3,437	5,047	8,484	(1,407)	1995	05/31/06	15 to 30 years
St. Cloud, MN	(c)	3,749	4,884	—	—	3,749	4,884	8,633	(1,822)	1985	05/31/06	15 to 20 years
St. Cloud, MN	(c)	5,033	6,589	—	—	5,033	6,589	11,622	(1,786)	1991	05/31/06	15 to 30 years
Stevens Point, WI	(c)	1,383	5,401	—	—	1,383	5,401	6,784	(1,784)	1985	05/31/06	15 to 20 years
Stigler, OK	(c)	610	809	—	—	610	809	1,419	(4)	2012	10/29/13	13 to 40 Years
Sturgis, SD	(c)	402	717	—	—	402	717	1,119	(297)	1984	05/31/06	15 to 20 years
Sullivan, IL	(c)	557	879	—	—	557	879	1,436	(302)	1999	05/31/06	15 to 30 years
Tallassee, AL	(c)	141	895	—	—	141	895	1,036	(7)	2011	09/17/13	12 to 40 Years
Temple, TX	(c)	414	897	—	—	414	897	1,311	(5)	2012	10/29/13	13 to 40 Years
Thermopolis, WY	(a)	589	1,600	—	—	589	1,600	2,189	(269)	2007	12/11/07	12 to 47 years
Tilton, NH	(c)	3,959	—	—	—	3,959	—	3,959	—	(f)	07/17/13	13 to 13 Years
Topeka, KS	(c)	313	882	—	—	313	882	1,195	(5)	2012	10/29/13	13 to 40 Years
Tornillo, TX	(c)	255	818	—	—	255	818	1,073	(5)	2012	10/29/13	13 to 40 Years
Tuscola, IL	(c)	724	897	—	—	724	897	1,621	(334)	2000	05/31/06	15 to 30 years
Twin Falls, ID	(c)	2,037	3,696	—	—	2,037	3,696	5,733	(1,394)	1986	05/31/06	15 to 20 years
Union Gap, WA	(c)	481	4,079	—	—	481	4,079	4,560	(1,525)	1991	05/31/06	15 to 20 years
Vermillion, SD	(c)	756	993	—	—	756	993	1,749	(413)	1984	05/31/06	15 to 20 years
Wahpeton, ND	(c)	1,202	1,418	—	—	1,202	1,418	2,620	(617)	1971	05/31/06	15 to 20 years
Walla Walla, WA	(c)	2,283	1,955	—	—	2,283	1,955	4,238	(591)	1989	05/31/06	15 to 30 years
Walters, OK	(c)	173	1,042	—	—	173	1,042	1,215	(5)	2012	10/29/13	13 to 40 Years
Washington, IA	(c)	719	865	—	—	719	865	1,584	(384)	1973	05/31/06	15 to 20 years
Washington, IL	(b)	1,195	1,441	—	—	1,195	1,441	2,636	(106)	1989	07/17/13	2 to 10 Years
Watertown, SD	(c)	3,064	3,519	—	—	3,064	3,519	6,583	(997)	1985	05/31/06	15 to 30 years
Watertown, WI	(c)	3,124	4,436	—	—	3,124	4,436	7,560	(1,639)	1972	05/31/06	15 to 20 years
Waukon, IA	(c)	604	971	—	—	604	971	1,575	(327)	1998	05/31/06	15 to 30 years
West Bend, WI	(c)	3,310	4,069	—	—	3,310	4,069	7,379	(1,564)	1972	05/31/06	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

West Bountiful, UT	(c)	2,952	3,897	—	—	2,952	3,897	6,849	(1,100)	1991	05/31/06	15 to 30 years
West Jordan, UT	(c)	2,848	3,969	—	—	2,848	3,969	6,817	(1,148)	1988	05/31/06	15 to 30 years
West Valley City, UT	(c)	2,780	4,005	—	—	2,780	4,005	6,785	(1,182)	1989	05/31/06	15 to 30 years
Wetumpka, AL	(c)	303	784	—	—	303	784	1,087	(7)	2011	09/17/13	12 to 40 Years
Wichita, KS	(c)	2,163	7,036	—	—	2,163	7,036	9,199	(124)	1996	07/17/13	8 to 36 Years
Winona, MN	(c)	3,413	4,436	—	—	3,413	4,436	7,849	(1,756)	1986	05/31/06	15 to 20 years
Wisconsin Rapids, WI	(c)	3,689	4,806	—	—	3,689	4,806	8,495	(1,775)	1969	05/31/06	15 to 20 years
Woodsfield, OH	(c)	691	1,009	—	—	691	1,009	1,700	(353)	2000	05/31/06	15 to 30 years
Woodstock, GA	(c)	4,383	16,588	—	—	4,383	16,588	20,971	(285)	2002	07/17/13	8 to 33 Years
Worthington, MN	(c)	2,861	3,767	—	—	2,861	3,767	6,628	(1,067)	1984	05/31/06	15 to 30 years
Yakima, WA	(c)	2,789	5,033	—	—	2,789	5,033	7,822	(1,384)	1988	05/31/06	15 to 30 years

Restaurants - Quick Service
Aberdeen, VA	(a)	564	338	—	—	564	338	902	(4)	1994	09/17/13	15 to 30 Years
Abilene, TX	(c)	198	311	—	—	198	311	509	(7)	1975	07/17/13	10 to 26 Years
Adairsville, GA	(a)	557	318	—	—	557	318	875	(120)	1986	09/29/06	15 to 20 years
Addison, TX	(a)	1,615	2,476	—	—	1,615	2,476	4,091	(672)	1998	09/30/04	15 to 30 years
Akron, OH	(a)	247	198	—	—	247	198	445	(93)	1971	05/25/05	15 to 20 years
Akron, OH	(a)	218	273	—	—	218	273	491	(112)	1976	05/25/05	15 to 20 years
Akron, OH	(a)	310	394	—	—	310	394	704	(158)	1982	05/25/05	15 to 20 years
Alamo, TX	(c)	1,745	715	—	—	1,745	715	2,460	(11)	1984	07/17/13	9 to 35 Years
Albermarle, NC	(a)	639	310	—	—	639	310	949	(4)	1993	09/17/13	15 to 30 Years
Albuquerque, NM	(c)	265	575	—	—	265	575	840	(15)	1980	07/17/13	11 to 26 Years
Albuquerque, NM	(c)	466	591	—	—	466	591	1,057	(11)	1976	07/17/13	11 to 35 Years
Albuquerque, NM	(c)	267	439	—	—	267	439	706	(13)	1975	07/17/13	11 to 25 Years
Albuquerque, NM	(c)	293	300	—	—	293	300	593	(11)	1976	07/17/13	11 to 25 Years
Alcoa, TN	(a)	228	219	—	—	228	219	447	(76)	1982	11/02/07	15 to 30 years
Alcoa, TN	(a)	483	318	—	—	483	318	801	(114)	1978	11/02/07	15 to 30 years
Alexandria, VA	(a)	1,024	202	—	12	1,024	214	1,238	(99)	1979	12/19/06	15 to 20 years
Altus, OK	(b)	103	237	—	—	103	237	340	(6)	2007	07/17/13	4 to 28 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Altus, OK	(c)	70	413	—	—	70	413	483	(9)	1980	07/17/13	7 to 25 Years
Alvin, TX	(a)	256	585	—	—	256	585	841	(402)	1997	12/30/04	10 to 15 years
Americus, GA	(c)	282	406	—	—	282	406	688	(12)	1978	07/17/13	11 to 23 Years
Anderson, IN	(a)	363	700	—	—	363	700	1,063	(22)	1995	07/17/13	8 to 17 Years
Apopka, FL	(a)	1,038	482	—	—	1,038	482	1,520	(396)	1977	06/25/04	10 to 15 years
Apple Valley, MN	(a)	1,119	1,055	—	—	1,119	1,055	2,174	(319)	1999	09/24/04	15 to 30 years
Ardmore, OK	(a)	1,332	1,466	—	—	1,332	1,466	2,798	(511)	1986	02/26/07	14 to 30 years
Arlington, TX	(c)	168	188	—	—	168	188	356	(7)	1968	07/17/13	9 to 21 Years
Arlington, TX	(a)	2,064	2,043	—	—	2,064	2,043	4,107	(547)	1995	09/30/04	15 to 30 years
Athens, TN	(a)	388	748	—	—	388	748	1,136	(240)	1994	06/25/04	15 to 30 years
Athens, TN	(a)	197	341	—	176	197	517	714	(136)	1977	11/02/07	15 to 30 years
Atlanta, GA	(c)	336	346	—	—	336	346	682	(12)	1981	07/17/13	11 to 22 Years
Atlanta, GA	(c)	554	258	—	—	554	258	812	(10)	1980	07/17/13	11 to 23 Years
Atlanta, GA	(c)	683	5	—	—	683	5	688	(6)	1975	07/17/13	11 to 23 Years
Atlanta, GA	(c)	394	268	—	—	394	268	662	(13)	1975	07/17/13	11 to 21 Years
Atlanta, GA	(b)	309	867	—	—	309	867	1,176	—	1994	12/24/13	15 to 30 Years
Atlanta, GA	(a)	513	483	—	—	513	483	996	(39)	2002	02/02/12	15 to 30 years
Atlanta, GA	(a)	265	476	—	—	265	476	741	(37)	1998	02/02/12	15 to 30 years
Atlanta, GA	(a)	488	653	—	—	488	653	1,141	(50)	1995	02/02/12	15 to 30 years
Auburn, CA	(a)	579	299	—	—	579	299	878	(96)	1992	12/29/06	15 to 30 years
Aurora, IL	(a)	286	726	—	—	286	726	1,012	(234)	1998	12/29/06	15 to 30 years
Austin, TX	(c)	699	417	—	—	699	417	1,116	(10)	1975	07/17/13	11 to 29 Years
Austin, TX	(c)	531	794	—	—	531	794	1,325	(13)	1967	07/17/13	11 to 32 Years
Austin, TX	(c)	904	477	—	—	904	477	1,381	(8)	1976	07/17/13	11 to 35 Years
Austin, TX	(c)	418	872	—	—	418	872	1,290	(13)	1986	07/17/13	11 to 35 Years
Austin, TX	(c)	689	634	—	—	689	634	1,323	(13)	2003	07/17/13	11 to 35 Years
Baker, LA	(a)	254	468	—	—	254	468	722	(138)	1988	09/24/04	15 to 30 years
Balch Springs, TX	(c)	329	576	—	—	329	576	905	(14)	1986	07/17/13	11 to 31 Years
Bartlett, TN	(a)	411	—	—	—	411	—	411	—	(f)	10/30/13	12 to 12 Years
Bartonville, IL	(a)	410	856	—	—	410	856	1,266	(45)	1980	12/21/12	15 to 30 years
Baton Rouge, LA	(a)	594	417	—	—	594	417	1,011	(204)	1979	06/25/04	15 to 20 years
Baton Rouge, LA	(a)	565	286	—	—	565	286	851	(155)	1991	06/25/04	15 to 20 years
Baton Rouge, LA	(a)	401	567	—	—	401	567	968	(255)	1978	07/28/04	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Baton Rouge, LA	(a)	747	558	—	—	747	558	1,305	(274)	1984	09/24/04	15 to 20 years
Baton Rouge, LA	(a)	472	642	—	—	472	642	1,114	(197)	1987	09/24/04	15 to 30 years
Baton Rouge, LA	(a)	391	599	—	—	391	599	990	(242)	1983	09/24/04	15 to 20 years
Beeville, TX	(c)	120	488	—	—	120	488	608	(12)	1972	07/17/13	9 to 25 Years
Bellefontaine, OH	(a)	388	778	(12)	—	376	778	1,154	(295)	1989	12/29/06	15 to 20 years
Bentonville, AR	(a)	635	900	—	—	635	900	1,535	(270)	2004	07/07/05	15 to 30 years
Bessemer, AL	(a)	622	983	—	64	622	1,047	1,669	(36)	2002	03/29/13	8 to 29 Years
Birmingham, AL	(c)	192	656	—	—	192	656	848	(18)	1981	07/17/13	7 to 21 Years
Birmingham, AL	(c)	120	151	—	—	120	151	271	(7)	1970	07/17/13	6 to 21 Years
Birmingham, AL	(c)	119	158	—	—	119	158	277	(7)	1970	07/17/13	5 to 21 Years
Birmingham, AL	(c)	107	508	—	—	107	508	615	(14)	1983	07/17/13	7 to 21 Years
Birmingham, AL	(c)	131	526	—	—	131	526	657	(14)	1984	07/17/13	7 to 19 Years
Birmingham, AL	(a)	321	740	—	50	321	790	1,111	(27)	1977	03/29/13	8 to 29 Years
Birmingham, AL	(a)	512	983	—	65	512	1,048	1,560	(36)	2002	03/29/13	8 to 29 Years
Blakely, GA	(a)	288	744	—	—	288	744	1,032	(320)	1987	06/25/04	15 to 20 years
Blue Springs, MO	(b)	688	119	101	(119)	789	—	789	—	1994	09/23/05	38 to 38 years
Boise, ID	(a)	809	601	(400)	(259)	409	342	751	(173)	1998	06/25/04	15 to 30 years
Bolingbrook, IL	(a)	762	821	—	—	762	821	1,583	(333)	1994	09/23/05	15 to 20 years
Boone, NC	(a)	750	379	—	—	750	379	1,129	(145)	2006	12/29/06	15 to 30 years
Bowie, MD	(a)	333	173	—	200	333	373	706	(109)	1983	11/27/06	15 to 20 years
Bowling Green, KY	(b)	756	205	—	—	756	205	961	(8)	2007	07/17/13	4 to 39 Years
Brazil, IN	(a)	391	903	—	—	391	903	1,294	(17)	1996	07/17/13	8 to 33 Years
Bristol, TN	(a)	484	134	—	—	484	134	618	(152)	1991	11/23/04	15 to 20 years
Bristol, TN	(a)	474	282	—	—	474	282	756	(36)	1985	12/21/12	10 to 15 years
Bristol, VA	(a)	492	366	—	—	492	366	858	(34)	1982	12/21/12	15 to 20 years
Bristol, VA	(a)	369	564	—	—	369	564	933	(38)	1991	12/21/12	15 to 20 years
Brownsville, TX	(c)	795	556	—	—	795	556	1,351	(9)	1977	07/17/13	10 to 35 Years
Brownsville, TX	(c)	667	785	—	—	667	785	1,452	(12)	1985	07/17/13	10 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Brownsville, TX	(c)	369	679	—	—	369	679	1,048	(12)	1972	07/17/13	11 to 35 Years
Brownsville, TX	(c)	267	652	—	—	267	652	919	(10)	2000	07/17/13	10 to 35 Years
Brownsville, TX	(c)	430	656	—	—	430	656	1,086	(16)	1985	07/17/13	11 to 29 Years
Brownsville, TX	(c)	571	930	—	—	571	930	1,501	(17)	2002	07/17/13	11 to 35 Years
Brunswick, GA	(a)	774	614	—	—	774	614	1,388	(253)	1999	09/24/04	15 to 20 years
Bryan, TX	(c)	441	766	—	—	441	766	1,207	(11)	1972	07/17/13	10 to 35 Years
Bryan, TX	(a)	739	700	—	—	739	700	1,439	(299)	1988	12/30/04	15 to 20 years
Buckhannon, WV	(a)	438	529	—	—	438	529	967	(35)	1978	12/21/12	15 to 20 years
Buffalo, MN	(a)	189	227	—	—	189	227	416	(96)	1978	05/24/05	15 to 20 years
Buffalo, NY	(a)	737	629	—	—	737	629	1,366	(166)	1993	11/10/05	15 to 30 years
Buffalo, NY	(a)	821	694	—	—	821	694	1,515	(186)	1976	11/10/05	15 to 30 years
Burlington, IA	(a)	304	588	—	—	304	588	892	(193)	1996	09/23/05	15 to 30 years
Burlington, IA	(a)	318	484	—	—	318	484	802	(163)	2006	09/23/05	15 to 30 years
Calera, AL	(a)	560	912	—	84	560	996	1,556	(37)	2008	03/29/13	8 to 29 Years
Calhoun, GA	(a)	503	713	—	—	503	713	1,216	(58)	1988	02/02/12	15 to 30 years
Canton, OH	(a)	215	483	—	—	215	483	698	(171)	1974	05/25/05	15 to 20 years
Carrollton, GA	(a)	613	503	—	—	613	503	1,116	(56)	1988	02/02/12	15 to 20 years
Carrollton, KY	(a)	229	730	—	—	229	730	959	(200)	1990	12/29/06	13 to 28 years
Carrolton, TX	(c)	361	415	—	—	361	415	776	(12)	1997	07/17/13	11 to 25 Years
Cedar Hill, TX	(a)	620	501	—	—	620	501	1,121	(187)	2005	12/29/06	15 to 30 years
Charleston, IL	(a)	272	220	—	—	272	220	492	(159)	1986	09/23/05	10 to 15 years
Chatsworth, GA	(a)	213	558	—	—	213	558	771	(156)	1979	11/02/07	15 to 30 years
Chattanooga, TN	(b)	175	271	—	—	175	271	446	(7)	2007	07/17/13	3 to 26 Years
Chattanooga, TN	(a)	482	682	—	—	482	682	1,164	(223)	1997	06/25/04	15 to 30 years
Chattanooga, TN	(a)	600	389	—	—	600	389	989	(120)	1995	09/29/06	15 to 30 years
Chattanooga, TN	(a)	352	246	—	—	352	246	598	(120)	1984	11/02/07	15 to 30 years
Cheektowaga, NY	(a)	561	549	—	—	561	549	1,110	(158)	1985	11/10/05	15 to 30 years
Chicago, IL	(a)	313	275	—	—	313	275	588	(105)	1982	05/25/05	15 to 20 years
Chicago, IL	(a)	340	220	—	—	340	220	560	(98)	1975	05/25/05	15 to 20 years
Chicago, IL	(a)	242	244	—	—	242	244	486	(107)	1970	05/25/05	15 to 20 years
Chicago, IL	(a)	242	256	—	—	242	256	498	(103)	1974	05/25/05	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Chicago, IL	(a)	258	310	—	—	258	310	568	(132)	1972	05/25/05	15 to 20 years
Chicago, IL	(a)	532	279	—	—	532	279	811	(113)	1982	05/25/05	15 to 20 years
Chicago, IL	(a)	572	198	—	—	572	198	770	(82)	1983	05/25/05	15 to 20 years
Chicago, IL	(a)	289	260	—	—	289	260	549	(102)	1982	05/25/05	15 to 20 years
Chicago, IL	(a)	976	271	—	—	976	271	1,247	(211)	1987	09/23/05	10 to 15 years
Chickasha, OK	(a)	511	811	(126)	(165)	385	646	1,031	(322)	1982	09/23/05	15 to 20 years
Christiansburg, VA	(a)	666	168	—	—	666	168	834	(190)	1994	11/23/04	15 to 20 years
Clear Lake, IA	(a)	294	292	—	—	294	292	586	(118)	1980	05/24/05	15 to 20 years
Cleburne, TX	(c)	129	482	—	—	129	482	611	(11)	1997	07/17/13	9 to 25 Years
Cleveland, TN	(a)	501	459	—	—	501	459	960	(126)	2004	12/29/06	15 to 40 years
Clinton, MD	(a)	300	193	—	200	300	393	693	(93)	1980	11/27/06	15 to 20 years
Clinton, TN	(a)	417	293	—	—	417	293	710	(115)	1994	11/02/07	15 to 30 years
Collierville, TN	(a)	539	—	—	—	539	—	539	—	(f)	10/30/13	12 to 12 Years
Columbia Heights, MN	(a)	289	131	—	—	289	131	420	(58)	1977	05/24/05	15 to 20 years
Columbia, MO	(b)	340	1,126	—	—	340	1,126	1,466	—	1985	12/24/13	15 to 30 Years
Columbus, GA	(c)	640	403	—	—	640	403	1,043	(12)	1983	07/17/13	11 to 23 Years
Columbus, GA	(c)	342	49	—	—	342	49	391	(7)	1978	07/17/13	9 to 23 Years
Columbus, OH	(a)	268	354	—	—	268	354	622	(148)	1975	05/25/05	15 to 20 years
Columbus, OH	(a)	294	262	—	—	294	262	556	(120)	1976	05/25/05	15 to 20 years
Commerce, GA	(b)	219	797	—	—	219	797	1,016	—	1980	12/24/13	15 to 30 Years
Concord, NC	(a)	244	310	—	—	244	310	554	(4)	1993	09/17/13	15 to 30 Years
Concord, NC	(a)	855	348	—	—	855	348	1,203	(5)	2004	09/17/13	15 to 30 Years
Conyers, GA	(a)	463	557	—	—	463	557	1,020	(34)	2008	02/02/12	15 to 40 years
Conyers, GA	(a)	509	706	—	—	509	706	1,215	(54)	1984	02/02/12	15 to 30 years
Copperas Cove, TX	(c)	186	249	—	—	186	249	435	(7)	1973	07/17/13	11 to 23 Years
Cordele, GA	(c)	459	181	—	—	459	181	640	(6)	1980	07/17/13	11 to 35 Years
Council Bluffs, IA	(a)	393	484	—	—	393	484	877	(37)	2008	10/03/11	15 to 40 years
Covington, GA	(a)	526	665	—	—	526	665	1,191	(51)	2001	02/02/12	15 to 30 years
Covington, TN	(b)	343	152	—	—	343	152	495	(8)	2007	07/17/13	3 to 24 Years
Crawfordsville, IN	(a)	557	624	—	—	557	624	1,181	(199)	1998	09/23/05	15 to 30 years
Creedmoor, NC	(a)	451	367	—	—	451	367	818	(6)	2006	09/17/13	15 to 30 Years
Creston, IA	(a)	103	180	—	—	103	180	283	(136)	1974	12/15/05	10 to 15 years
Crossville, TN	(a)	353	382	—	—	353	382	735	(80)	1977	09/01/05	15 to 40 years
Crossville, TN	(a)	220	288	—	176	220	464	684	(125)	1978	11/02/07	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Culpeper, VA	(a)	367	169	—	—	367	169	536	(79)	1977	12/19/06	15 to 20 years
Cumming, GA	(b)	408	827	—	—	408	827	1,235	—	1988	12/24/13	15 to 30 Years
Cumming, GA	(a)	967	844	—	—	967	844	1,811	(278)	1986	09/24/04	15 to 30 years
Dallas, TX	(c)	88	215	—	—	88	215	303	(7)	1980	07/17/13	9 to 21 Years
Dallas, TX	(c)	249	431	—	—	249	431	680	(8)	1985	07/17/13	9 to 33 Years
Dallas, TX	(c)	164	431	—	—	164	431	595	(12)	1968	07/17/13	10 to 21 Years
Dallas, TX	(c)	174	450	—	—	174	450	624	(10)	1969	07/17/13	10 to 26 Years
Dallas, TX	(c)	236	339	—	—	236	339	575	(8)	1971	07/17/13	10 to 23 Years
Dallas, TX	(c)	315	209	—	—	315	209	524	(6)	1999	07/17/13	10 to 25 Years
Dallas, TX	(c)	392	501	—	—	392	501	893	(10)	1985	07/17/13	11 to 30 Years
Dallas, TX	(a)	1,053	412	—	—	1,053	412	1,465	(174)	1976	09/30/04	15 to 20 years
Dallas, TX	(a)	1,366	1,699	—	—	1,366	1,699	3,065	(437)	1997	09/30/04	15 to 30 years
Danville, IL	(a)	619	672	—	—	619	672	1,291	(238)	1995	12/29/06	15 to 30 years
Daphne, AL	(a)	695	302	—	—	695	302	997	(139)	1982	09/24/04	15 to 20 years
Davenport, IA	(a)	393	405	—	—	393	405	798	(59)	1989	10/03/11	15 to 20 years
Davenport, IA	(a)	291	633	—	—	291	633	924	(62)	1992	10/03/11	15 to 30 years
Davenport, IA	(a)	441	646	—	—	441	646	1,087	(71)	2002	10/03/11	15 to 30 years
Dayton, OH	(a)	526	598	—	—	526	598	1,124	(245)	1982	03/07/07	12 to 17 years
Dayton, TN	(a)	308	291	—	176	308	467	775	(124)	1979	11/02/07	15 to 30 years
De Witt, IA	(a)	248	333	—	—	248	333	581	(162)	1984	09/23/05	15 to 20 years
Decatur, GA	(c)	459	133	—	—	459	133	592	(7)	1974	07/17/13	11 to 21 Years
Decatur, GA	(c)	566	49	—	—	566	49	615	(11)	1979	07/17/13	3 to 11 Years
Decatur, GA	(c)	554	49	—	—	554	49	603	(6)	1977	07/17/13	7 to 25 Years
Decatur, GA	(c)	570	30	—	—	570	30	600	(6)	1981	07/17/13	7 to 25 Years
Decatur, GA	(a)	677	539	—	—	677	539	1,216	(43)	1989	02/02/12	15 to 30 years
Decatur, IL	(a)	940	126	—	—	940	126	1,066	(235)	1992	09/23/05	15 to 20 years
Decorah, IA	(a)	207	91	—	—	207	91	298	(76)	1985	09/23/05	10 to 15 years
Deerfield Beach, FL	(a)	668	295	—	—	668	295	963	(106)	1970	09/24/04	15 to 30 years
Denham Springs, LA	(a)	419	594	—	—	419	594	1,013	(247)	1983	09/24/04	15 to 20 years
Des Moines, IA	(a)	137	196	—	—	137	196	333	(89)	1966	09/23/05	15 to 20 years
Detroit, MI	(a)	425	200	—	—	425	200	625	(95)	1977	05/25/05	15 to 20 years
Detroit, MI	(a)	351	209	—	—	351	209	560	(96)	1977	05/25/05	15 to 20 years
Detroit, MI	(a)	426	223	—	—	426	223	649	(105)	1979	05/25/05	15 to 20 years
Detroit, MI	(a)	413	235	—	—	413	235	648	(107)	1977	05/25/05	15 to 20 years
Detroit, MI	(a)	301	219	—	—	301	219	520	(96)	1972	05/25/05	15 to 20 years
Detroit, MI	(a)	270	305	—	—	270	305	575	(116)	1976	05/25/05	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Detroit, MI	(a)	271	157	—	—	271	157	428	(73)	1978	05/25/05	15 to 20 years
Detroit, MI	(a)	385	258	—	—	385	258	643	(120)	1979	05/25/05	15 to 20 years
Detroit, MI	(a)	428	189	—	—	428	189	617	(89)	1979	05/25/05	15 to 20 years
Detroit, MI	(a)	614	688	—	—	614	688	1,302	(281)	1987	12/21/07	13 to 18 years
Donna, TX	(c)	1,091	540	—	—	1,091	540	1,631	(10)	1984	07/17/13	10 to 35 Years
Douglasville, GA	(a)	452	570	—	—	452	570	1,022	(42)	1974	02/02/12	15 to 30 years
Dubuque, IA	(a)	479	298	—	—	479	298	777	(250)	1970	09/23/05	10 to 15 years
Duluth, MN	(a)	74	423	—	—	74	423	497	(91)	1915	05/24/05	15 to 30 years
Duluth, MN	(a)	294	221	—	—	294	221	515	(80)	1968	05/24/05	15 to 20 years
Durham, NC	(a)	1,253	—	—	—	1,253	—	1,253	—	(f)	07/17/13	26 to 26 Years
Dyersville, IA	(a)	267	513	—	—	267	513	780	(244)	1983	09/23/05	14 to 20 years
Eagle Pass, TX	(c)	597	385	—	—	597	385	982	(8)	1977	07/17/13	9 to 35 Years
East Aurora, NY	(a)	424	584	—	—	424	584	1,008	(232)	1982	11/10/05	15 to 20 years
East Ellijay, GA	(a)	562	354	—	—	562	354	916	(166)	1984	12/29/05	15 to 20 years
East Moline, IL	(a)	415	471	—	—	415	471	886	(66)	1982	10/03/11	15 to 20 years
East Point, GA	(c)	429	245	—	—	429	245	674	(12)	1977	07/17/13	11 to 21 Years
East St. Louis, IL	(a)	117	334	—	—	117	334	451	(97)	1990	05/25/05	15 to 30 years
Edinburg, TX	(c)	624	888	—	—	624	888	1,512	(14)	1985	07/17/13	11 to 35 Years
Effingham, IL	(a)	539	575	—	—	539	575	1,114	(191)	1985	09/23/05	15 to 30 years
Effingham, IL	(a)	357	228	—	—	357	228	585	(190)	1973	09/23/05	10 to 15 years
Elizabethton, TN	(a)	655	129	—	—	655	129	784	(154)	1993	12/15/04	15 to 20 years
Elizabethton, TN	(a)	735	278	—	—	735	278	1,013	(25)	1971	12/21/12	15 to 20 years
Elk River, MN	(a)	314	255	—	—	314	255	569	(83)	1988	05/24/05	15 to 30 years
Elmwood Park, IL	(a)	650	380	—	—	650	380	1,030	(155)	1993	09/23/05	15 to 20 years
Elsa, TX	(c)	1,159	141	—	—	1,159	141	1,300	(5)	1984	07/17/13	11 to 35 Years
Emmitsburg, MD	(a)	141	182	—	—	141	182	323	(71)	1981	11/27/06	15 to 20 years
Emporia, KS	(b)	508	1,175	—	—	508	1,175	1,683	—	1969	12/24/13	15 to 30 Years
Ephrata, PA	(a)	685	231	—	—	685	231	916	(129)	1978	01/30/06	15 to 20 years
Escanaba, MI	(a)	772	767	—	—	772	767	1,539	(320)	1984	12/29/05	15 to 20 years
Eureka, IL	(a)	307	338	—	—	307	338	645	(48)	1980	12/21/12	10 to 15 years
Eustis, FL	(a)	451	377	—	—	451	377	828	(280)	1969	12/30/04	10 to 15 years
Evansville, IN	(a)	270	231	—	—	270	231	501	(49)	1999	06/25/04	30 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Fayetteville, NC	(a)	470	629	—	—	470	629	1,099	(192)	1999	09/29/06	15 to 30 years
Fayetteville, NC	(a)	489	612	—	—	489	612	1,101	(177)	1987	09/29/06	15 to 30 years
Fayetteville, NC	(a)	607	1,020	—	—	607	1,020	1,627	(334)	1996	09/29/06	15 to 30 years
Ferguson, MO	(a)	293	212	—	—	293	212	505	(101)	1974	05/25/05	15 to 20 years
Flint, MI	(a)	340	258	—	—	340	258	598	(119)	1979	05/25/05	15 to 20 years
Florence, KY	(a)	524	209	—	—	524	209	733	(114)	1992	09/24/04	15 to 30 years
Floresville, TX	(c)	109	555	—	—	109	555	664	(12)	1985	07/17/13	9 to 25 Years
Forest City, IA	(a)	251	244	—	—	251	244	495	(138)	1985	05/24/05	15 to 20 years
Forest Park, GA	(a)	292	460	—	—	292	460	752	(34)	1986	02/02/12	15 to 30 years
Forsyth, GA	(a)	495	1,007	—	—	495	1,007	1,502	(288)	1984	01/12/06	15 to 30 years
Forsythe, GA	(b)	249	936	—	—	249	936	1,185	—	1983	12/24/13	15 to 30 Years
Fort Lauderdale, FL	(a)	601	121	—	—	601	121	722	(137)	1984	09/24/04	10 to 15 years
Fort Pierce, FL	(a)	667	184	—	—	667	184	851	(94)	1999	09/24/04	15 to 30 years
Fort Smith, AR	(a)	478	987	—	—	478	987	1,465	(217)	1995	07/30/07	13 to 38 years
Fort Wayne, IN	(a)	660	204	—	—	660	204	864	(193)	1982	09/23/05	10 to 15 years
Fort Worth, TX	(c)	157	263	—	—	157	263	420	(9)	1965	07/17/13	11 to 20 Years
Fort Worth, TX	(c)	164	573	—	—	164	573	737	(12)	1965	07/17/13	11 to 25 Years
Fort Worth, TX	(c)	200	643	—	—	200	643	843	(12)	1979	07/17/13	11 to 30 Years
Fort Worth, TX	(c)	356	572	—	—	356	572	928	(10)	1970	07/17/13	11 to 35 Years
Fort Worth, TX	(c)	187	539	—	—	187	539	726	(10)	1984	07/17/13	11 to 35 Years
Frederick, MD	(a)	440	236	—	5	440	241	681	(94)	1977	11/27/06	15 to 20 years
Fredonia, NY	(a)	262	312	—	—	262	312	574	(269)	1973	12/29/06	10 to 15 years
Ft Madison, IA	(a)	191	620	—	—	191	620	811	(29)	1980	12/21/12	15 to 30 years
Ft. Valley, GA	(c)	353	379	—	—	353	379	732	(13)	1985	07/17/13	11 to 23 Years
Gardendale, AL	(a)	438	841	—	57	438	898	1,336	(30)	1996	03/29/13	8 to 29 Years
Garland, TX	(c)	141	455	—	—	141	455	596	(10)	1986	07/17/13	10 to 25 Years
Garner, NC	(a)	600	765	—	—	600	765	1,365	(243)	1995	09/29/06	15 to 30 years
Gary, IN	(a)	109	410	—	—	109	410	519	(154)	1980	05/25/05	15 to 20 years
Gary, IN	(a)	210	318	—	—	210	318	528	(148)	1979	05/25/05	15 to 20 years
Gary, IN	(a)	161	493	—	—	161	493	654	(195)	1973	05/25/05	15 to 20 years
Geneva, AL	(a)	522	570	—	—	522	570	1,092	(424)	1990	06/25/04	10 to 15 years
Geneva, NY	(a)	177	139	—	—	177	139	316	(110)	1975	12/21/07	8 to 13 years
Gilman, IL	(a)	219	414	—	—	219	414	633	(193)	1998	09/23/05	15 to 20 years
Graceville, FL	(b)	279	1,036	—	—	279	1,036	1,315	—	1985	12/24/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Grand Prairie, TX	(c)	335	527	—	—	335	527	862	(9)	1980	07/17/13	10 to 35 Years
Grand Prairie, TX	(c)	147	535	—	—	147	535	682	(10)	1985	07/17/13	11 to 30 Years
Greensboro, AL	(c)	100	663	—	—	100	663	763	(11)	1986	07/17/13	7 to 35 Years
Greenville, TN	(a)	289	311	—	—	289	311	600	(218)	1972	09/01/05	10 to 15 years
Greenville, TN	(a)	735	517	—	—	735	517	1,252	(21)	2010	03/29/13	15 to 30 Years
Greenville, TX	(c)	325	441	—	—	325	441	766	(7)	1972	07/17/13	10 to 35 Years
Greenville, TX	(a)	223	304	—	—	223	304	527	(116)	1985	12/29/05	15 to 20 years
Griffin, GA	(c)	215	492	—	—	215	492	707	(12)	1978	07/17/13	11 to 25 Years
Griffin, GA	(b)	249	877	—	—	249	877	1,126	—	1979	12/24/13	15 to 30 Years
Gulfport, MS	(c)	540	429	—	—	540	429	969	(7)	1971	07/17/13	11 to 35 Years
Hagerstown, MD	(a)	546	342	—	68	546	410	956	(142)	1975	11/27/06	15 to 20 years
Haltom City, TX	(c)	571	425	—	—	571	425	996	(8)	2007	07/17/13	11 to 35 Years
Hamilton, NY	(a)	145	152	—	—	145	152	297	(77)	1982	12/21/07	13 to 18 years
Hampton, GA	(a)	568	648	—	—	568	648	1,216	(50)	2002	02/02/12	15 to 30 years
Harlingen, TX	(c)	923	753	—	—	923	753	1,676	(11)	1985	07/17/13	10 to 35 Years
Harlingen, TX	(c)	226	519	—	—	226	519	745	(11)	1973	07/17/13	11 to 30 Years
Harriman, TN	(a)	387	502	—	—	387	502	889	(179)	1976	09/01/05	15 to 20 years
Harriman, TN	(a)	314	143	—	176	314	319	633	(97)	1979	11/02/07	15 to 30 years
Harrisburg, NC	(a)	489	291	—	—	489	291	780	(5)	2004	09/17/13	15 to 30 Years
Harrisburg, PA	(a)	762	241	—	176	762	417	1,179	(171)	1977	01/30/06	15 to 20 years
Harrisburg, PA	(a)	611	239	—	—	611	239	850	(174)	1978	01/30/06	15 to 20 years
Harrisburg, PA	(a)	423	307	—	—	423	307	730	(116)	1973	01/30/06	15 to 20 years
Harrisonville, MO	(b)	370	1,195	—	—	370	1,195	1,565	—	1981	12/24/13	15 to 30 Years
Harvey, IL	(a)	361	269	(80)	—	281	269	550	(292)	1978	05/25/05	15 to 20 years
Havana, IL	(a)	439	297	—	—	439	297	736	(46)	1980	12/21/12	10 to 15 years
Hawkinsville, GA	(b)	169	946	—	—	169	946	1,115	—	1986	12/24/13	15 to 30 Years
Henderson, KY	(a)	656	1,058	—	—	656	1,058	1,714	(16)	1992	07/17/13	7 to 35 Years
Hibbing, MN	(a)	242	298	—	—	242	298	540	(86)	1979	05/24/05	15 to 30 years
Hickory, NC	(a)	292	818	—	—	292	818	1,110	(196)	2000	09/29/06	15 to 40 years
Hickory, NC	(a)	1,105	851	—	—	1,105	851	1,956	(450)	1995	12/29/06	13 to 28 years
Hidalgo, TX	(c)	352	1,043	—	—	352	1,043	1,395	(17)	2001	07/17/13	10 to 31 Years
Hobbs, NM	(c)	706	534	—	—	706	534	1,240	(11)	1974	07/17/13	11 to 35 Years
Holly Springs, MS	(a)	116	—	—	—	116	—	116	—	(f)	10/30/13	12 to 12 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Homewood, AL	(a)	583	839	—	—	583	839	1,422	(2)	2002	12/05/13	15 to 30 Years
Hope Mills, NC	(a)	408	930	—	—	408	930	1,338	(252)	1990	09/29/06	15 to 30 years
Horn Lake, MS	(a)	231	—	—	—	231	—	231	—	(f)	10/30/13	12 to 12 Years
Hornell, NY	(a)	306	344	—	—	306	344	650	(293)	1978	12/29/06	10 to 15 years
Houston, TX	(a)	1,329	—	—	—	1,329	—	1,329	—	(f)	07/17/13	20 to 20 Years
Houston, TX	(a)	585	561	—	—	585	561	1,146	(401)	1979	12/30/04	10 to 15 years
Houston, TX	(a)	592	302	—	—	592	302	894	(121)	1979	09/28/06	15 to 20 years
Hudson, NC	(a)	794	616	—	—	794	616	1,410	(190)	1998	09/29/06	15 to 40 years
Hyattsville, MD	(a)	702	245	—	—	702	245	947	(113)	1985	11/27/06	15 to 20 years
Independence, IA	(a)	223	473	—	—	223	473	696	(353)	1976	09/23/05	10 to 15 years
Independence, MO	(b)	279	936	—	—	279	936	1,215	—	1979	12/24/13	15 to 30 Years
Independence, MO	(a)	396	1,074	—	—	396	1,074	1,470	(103)	1984	10/03/11	15 to 30 years
Indianapolis, IN	(a)	460	587	—	—	460	587	1,047	(171)	1998	09/24/04	15 to 30 years
Indianapolis, IN	(a)	258	262	—	—	258	262	520	(126)	1970	05/25/05	15 to 20 years
Indianapolis, IN	(a)	266	310	—	—	266	310	576	(134)	1971	05/25/05	15 to 20 years
Indianapolis, IN	(a)	170	749	—	—	170	749	919	(263)	1983	05/25/05	15 to 20 years
Indianapolis, IN	(a)	449	153	—	—	449	153	602	(95)	1968	05/25/05	15 to 20 years
Indianapolis, IN	(a)	370	150	—	—	370	150	520	(85)	1970	05/25/05	15 to 20 years
Irving, TX	(c)	463	338	—	—	463	338	801	(6)	1967	07/17/13	10 to 35 Years
Jackson, GA	(a)	467	729	—	—	467	729	1,196	(64)	1992	02/02/12	15 to 30 years
Jackson, MS	(c)	215	476	—	—	215	476	691	(11)	1977	07/17/13	11 to 25 Years
Jackson, MS	(c)	996	610	—	—	996	610	1,606	(12)	1978	07/17/13	11 to 35 Years
Jackson, MS	(c)	195	582	—	—	195	582	777	(11)	2000	07/17/13	11 to 30 Years
Jackson, MS	(c)	447	555	—	—	447	555	1,002	(12)	1998	07/17/13	11 to 35 Years
Jacksonville, FL	(a)	480	631	—	—	480	631	1,111	(200)	1998	09/24/04	15 to 30 years
Jacksonville, FL	(a)	930	910	—	—	930	910	1,840	(278)	1986	09/24/04	15 to 30 years
Jacksonville, FL	(a)	872	509	—	—	872	509	1,381	(226)	1984	09/24/04	15 to 20 years
Jacksonville, FL	(a)	487	871	—	—	487	871	1,358	(313)	1985	12/30/04	15 to 20 years
Jamestown, NY	(a)	508	573	—	—	508	573	1,081	(231)	1988	11/10/05	15 to 20 years
Johnson City, TN	(a)	718	450	—	—	718	450	1,168	(41)	1983	12/21/12	15 to 20 years
Joliet, IL	(a)	245	193	—	—	245	193	438	(96)	1985	05/25/05	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Jonesborough, TN	(a)	576	329	—	—	576	329	905	(27)	1987	12/21/12	15 to 20 years
Kannapolix, NC	(a)	244	291	—	—	244	291	535	(4)	2001	09/17/13	15 to 30 Years
Kansas City, KS	(c)	312	574	—	—	312	574	886	(11)	1996	07/17/13	10 to 30 Years
Kansas City, KS	(a)	594	904	—	—	594	904	1,498	(91)	1999	10/03/11	15 to 30 years
Kansas City, KS	(a)	349	425	—	—	349	425	774	(41)	1977	10/03/11	14 to 29 years
Kansas City, MO	(c)	348	730	—	—	348	730	1,078	(12)	1996	07/17/13	10 to 35 Years
Kansas City, MO	(c)	462	673	—	—	462	673	1,135	(12)	1996	07/17/13	10 to 35 Years
Kansas City, MO	(c)	135	616	—	—	135	616	751	(13)	1996	07/17/13	10 to 25 Years
Kansas City, MO	(c)	310	580	—	—	310	580	890	(11)	1996	07/17/13	10 to 31 Years
Kansas City, MO	(c)	189	837	—	—	189	837	1,026	(18)	1996	07/17/13	9 to 25 Years

Kansas City, MO	(b)	538	936	—	—	538	936	1,474	—	1979	12/24/13	15 to 30 Years
Kansas City, MO	(b)	289	1,066	—	—	289	1,066	1,355	—	1980	12/24/13	15 to 30 Years
Kansas City, MO	(a)	334	654	—	—	334	654	988	(67)	1985	10/03/11	15 to 30 years
Kansas City, MO	(a)	245	447	—	—	245	447	692	(40)	1985	10/03/11	14 to 29 years
Kennesaw, GA	(a)	487	334	—	—	487	334	821	(37)	1991	02/02/12	15 to 20 years
Kilgore, TX	(c)	140	415	—	—	140	415	555	(12)	1985	07/17/13	11 to 21 Years
Killeen, TX	(c)	289	513	—	—	289	513	802	(9)	1974	07/17/13	9 to 35 Years
Kimball, TN	(a)	367	283	—	176	367	459	826	(126)	1987	11/02/07	15 to 30 years
Kingsport, TN	(b)	307	766	—	—	307	766	1,073	(14)	2008	07/17/13	4 to 32 Years
Kingsport, TN	(a)	592	200	—	—	592	200	792	(221)	1992	11/23/04	15 to 20 years
Kingsport, TN	(a)	384	877	—	—	384	877	1,261	(42)	1992	12/21/12	15 to 30 years
Kingsville, TX	(c)	263	461	—	—	263	461	724	(8)	1977	07/17/13	9 to 35 Years
Kingwood, WV	(a)	618	677	—	—	618	677	1,295	(46)	1979	12/21/12	15 to 20 years
Kirby, TX	(c)	224	262	—	—	224	262	486	(8)	1985	07/17/13	9 to 21 Years
Knoxville, TN	(a)	635	227	—	—	635	227	862	(195)	1995	11/23/04	15 to 20 years
Knoxville, TN	(a)	547	230	—	—	547	230	777	(244)	1987	11/23/04	10 to 15 years
Knoxville, TN	(a)	332	185	—	—	332	185	517	(82)	1977	09/01/05	15 to 20 years
Knoxville, TN	(a)	561	305	—	—	561	305	866	(115)	1975	09/01/05	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Knoxville, TN	(a)	296	343	—	176	296	519	815	(130)	1978	11/02/07	15 to 30 years
Knoxville, TN	(a)	172	700	—	—	172	700	872	(169)	1991	11/02/07	15 to 30 years
La Feria, TX	(c)	369	941	—	—	369	941	1,310	(14)	2003	07/17/13	11 to 35 Years
La Mesa, CA	(a)	1,312	360	—	—	1,312	360	1,672	(284)	1984	07/28/04	10 to 15 years
La Vista, NE	(a)	499	664	—	—	499	664	1,163	(62)	1992	10/03/11	15 to 30 years
LaFayette, GA	(a)	246	434	—	176	246	610	856	(153)	1991	11/02/07	15 to 30 years
Lafayette, LA	(a)	300	779	—	—	300	779	1,079	(5)	1972	10/30/13	15 to 30 Years
LaGrange, GA	(c)	555	44	—	—	555	44	599	(17)	1978	07/17/13	7 to 30 Years
Lakeville, MN	(a)	342	439	—	—	342	439	781	(119)	1988	05/24/05	15 to 30 years
Lancaster, PA	(a)	308	161	—	—	308	161	469	(78)	1977	07/25/06	15 to 30 years
Lanham, MD	(a)	302	193	—	200	302	393	695	(94)	1980	11/27/06	15 to 20 years
Laredo, TX	(c)	272	713	—	—	272	713	985	(10)	1966	07/17/13	11 to 35 Years
Laredo, TX	(c)	727	698	—	—	727	698	1,425	(11)	1968	07/17/13	11 to 35 Years
Lauderdale Lakes, FL	(a)	411	346	—	—	411	346	757	(102)	1998	12/29/06	15 to 30 years
Laurel, MS	(c)	690	290	—	—	690	290	980	(9)	1971	07/17/13	11 to 24 Years
Lebanon, PA	(a)	616	316	—	176	616	492	1,108	(178)	1980	01/30/06	15 to 20 years
Lees Summit, MO	(b)	320	906	—	—	320	906	1,226	—	1985	12/24/13	15 to 30 Years
Lees Summit, MO	(a)	590	69	55	(69)	645	—	645	—	1995	09/23/05	20 to 20 years
Lewisville, TX	(c)	913	470	—	—	913	470	1,383	(10)	1976	07/17/13	8 to 35 Years
Lexington, KY	(a)	636	362	—	—	636	362	998	(270)	1978	12/30/04	10 to 15 years
Lexington, KY	(a)	713	451	—	—	713	451	1,164	(337)	1976	01/26/05	10 to 15 years
Lexington, KY	(a)	1,267	944	—	—	1,267	944	2,211	(404)	1996	02/26/07	14 to 30 years
Lillington, NC	(a)	419	687	—	—	419	687	1,106	(170)	1992	09/29/06	15 to 40 years
Lincoln, IL	(a)	203	616	—	—	203	616	819	(245)	1990	09/23/05	15 to 20 years
Lithia Springs, GA	(a)	323	408	—	—	323	408	731	(32)	2001	02/02/12	15 to 30 years
Little Rock, AR	(c)	99	500	—	—	99	500	599	(9)	1970	07/17/13	8 to 30 Years
Little Rock, AR	(c)	332	432	—	—	332	432	764	(7)	1971	07/17/13	9 to 35 Years
Little Rock, AR	(c)	263	492	—	—	263	492	755	(9)	1975	07/17/13	9 to 35 Years
Little Rock, AR	(a)	917	847	—	—	917	847	1,764	(265)	2004	07/07/05	15 to 30 years
Little Rock, AR	(a)	699	1,700	—	—	699	1,700	2,399	(640)	1972	02/26/07	14 to 20 years
Lone Tree, CO	(a)	1,717	1,117	—	—	1,717	1,117	2,834	(401)	2000	09/25/07	13 to 38 years
Longview, TX	(c)	149	552	—	—	149	552	701	(10)	1985	07/17/13	9 to 35 Years
Louisville, KY	(a)	334	251	—	—	334	251	585	(98)	1991	09/24/04	15 to 20 years
Louisville, KY	(a)	1,010	577	—	—	1,010	577	1,587	(188)	1994	11/10/05	15 to 30 years
Louisville, KY	(a)	854	514	—	—	854	514	1,368	(170)	1994	11/10/05	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lubbock, TX	(c)	79	341	—	—	79	341	420	(8)	1986	07/17/13	9 to 27 Years
Lubbock, TX	(c)	325	794	—	—	325	794	1,119	(14)	2004	07/17/13	11 to 34 Years
Lubbock, TX	(a)	687	856	—	—	687	856	1,543	(266)	2003	07/07/05	15 to 30 years
Lufkin, TX	(a)	927	790	—	—	927	790	1,717	(470)	1970	02/26/07	14 to 20 years
Macon, GA	(c)	291	628	—	—	291	628	919	(10)	1983	07/17/13	10 to 35 Years
Macon, GA	(c)	195	347	—	—	195	347	542	(9)	1976	07/17/13	9 to 25 Years
Macon, GA	(c)	185	553	—	—	185	553	738	(11)	1980	07/17/13	11 to 30 Years
Madill, OK	(a)	352	648	—	—	352	648	1,000	(500)	1972	06/25/04	10 to 15 years
Madison, GA	(a)	892	739	—	—	892	739	1,631	(224)	1989	01/12/06	15 to 40 years
Madisonville, KY	(a)	1,198	819	—	—	1,198	819	2,017	(262)	1990	09/24/04	15 to 30 years
Manchester, IA	(a)	351	495	—	—	351	495	846	(369)	1977	09/23/05	10 to 15 years
Mansfield, OH	(a)	225	327	—	—	225	327	552	(125)	1972	05/25/05	15 to 20 years
Mansfield, TX	(a)	472	760	—	—	472	760	1,232	(264)	1991	12/29/06	15 to 30 years
Maple Grove, MN	(a)	1,852	1,096	—	—	1,852	1,096	2,948	(382)	1997	09/24/04	15 to 30 years
Maplewood, MO	(a)	180	225	—	—	180	225	405	(94)	1980	05/25/05	15 to 20 years
Maquoketa, IA	(a)	184	90	—	—	184	90	274	(94)	1973	09/23/05	10 to 15 years
Marietta, GA	(c)	350	173	—	—	350	173	523	(8)	1976	07/17/13	11 to 21 Years
Marion, IN	(a)	503	153	—	—	503	153	656	(91)	1990	09/24/04	15 to 20 years
Marlin, TX	(c)	81	327	—	—	81	327	408	(9)	1985	07/17/13	8 to 25 Years
Marshall, MN	(a)	121	239	—	—	121	239	360	(93)	1975	05/24/05	15 to 20 years
Martinsburg, WV	(a)	887	992	—	—	887	992	1,879	(301)	1999	12/29/05	15 to 30 years
Martinsville, IN	(a)	940	1,128	—	—	940	1,128	2,068	(20)	1986	07/17/13	4 to 35 Years
Maryville, TN	(b)	421	380	—	—	421	380	801	(10)	2007	07/17/13	4 to 26 Years
Maryville, TN	(a)	810	306	—	—	810	306	1,116	(184)	1993	11/23/04	15 to 20 years
Mayfield, KY	(a)	307	596	—	—	307	596	903	(229)	1997	06/25/04	15 to 30 years
Mayfield, KY	(a)	316	603	—	—	316	603	919	(206)	1986	09/29/06	12 to 27 years
McAllen, TX	(c)	747	408	—	—	747	408	1,155	(7)	1992	07/17/13	10 to 35 Years
McAllen, TX	(c)	601	539	—	—	601	539	1,140	(10)	1985	07/17/13	11 to 35 Years
McDonough, GA	(b)	179	807	—	—	179	807	986	—	1989	12/24/13	15 to 30 Years
McDonough, GA	(b)	418	847	—	—	418	847	1,265	—	1995	12/24/13	15 to 30 Years
McDonough, GA	(a)	938	697	—	—	938	697	1,635	(242)	1985	09/24/04	15 to 30 years
Mebane, NC	(a)	846	682	—	—	846	682	1,528	(198)	1993	09/29/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Mechanicsburg, PA	(a)	801	481	—	—	801	481	1,282	(224)	1995	01/30/06	15 to 20 years
Memphis, TN	(b)	208	302	—	—	208	302	510	(8)	2007	07/17/13	3 to 24 Years
Memphis, TN	(c)	103	120	—	—	103	120	223	(6)	1976	07/17/13	6 to 21 Years
Memphis, TN	(c)	128	232	—	—	128	232	360	(7)	1999	07/17/13	8 to 20 Years
Memphis, TN	(c)	156	351	—	—	156	351	507	(9)	1971	07/17/13	7 to 25 Years
Memphis, TN	(c)	288	278	—	—	288	278	566	(11)	1976	07/17/13	6 to 20 Years
Memphis, TN	(c)	206	471	—	—	206	471	677	(11)	1979	07/17/13	10 to 25 Years
Memphis, TN	(c)	163	295	—	—	163	295	458	(8)	1979	07/17/13	10 to 25 Years
Memphis, TN	(c)	212	245	—	—	212	245	457	(9)	1971	07/17/13	7 to 25 Years
Memphis, TN	(c)	119	261	—	—	119	261	380	(7)	1980	07/17/13	8 to 20 Years
Memphis, TN	(c)	180	316	—	—	180	316	496	(9)	1971	07/17/13	7 to 21 Years
Memphis, TN	(c)	264	592	—	—	264	592	856	(11)	1971	07/17/13	11 to 35 Years
Memphis, TN	(c)	426	608	—	—	426	608	1,034	(12)	1971	07/17/13	11 to 32 Years
Memphis, TN	(a)	320	—	—	—	320	—	320	—	(f)	10/30/13	12 to 12 Years
Mercedes, TX	(c)	535	575	—	—	535	575	1,110	(10)	1982	07/17/13	11 to 35 Years
Mesquite, TX	(c)	234	459	—	—	234	459	693	(11)	2001	07/17/13	11 to 28 Years
Miami, FL	(a)	602	14	—	—	602	14	616	(125)	1978	09/24/04	10 to 15 years
Miami, FL	(a)	596	105	—	—	596	105	701	(105)	1978	09/24/04	10 to 15 years
Midland, TX	(c)	195	432	—	—	195	432	627	(7)	1972	07/17/13	9 to 35 Years
Midwest City, OK	(c)	318	623	—	—	318	623	941	(11)	1985	07/17/13	9 to 35 Years
Milan, IL	(a)	161	533	—	—	161	533	694	(46)	1997	10/03/11	15 to 30 years
Mission, TX	(c)	577	598	—	—	577	598	1,175	(10)	1981	07/17/13	9 to 35 Years
Mobile, AL	(a)	587	487	—	—	587	487	1,074	(187)	1985	09/24/04	15 to 20 years
Moline, IL	(a)	424	520	—	—	424	520	944	(45)	2009	10/03/11	15 to 40 years
Moncks Corner, SC	(a)	573	466	—	—	573	466	1,039	(227)	1998	09/24/04	15 to 20 years
Monroe, GA	(b)	618	787	—	—	618	787	1,405	—	1977	12/24/13	15 to 30 Years
Montgomery, AL	(c)	288	623	—	—	288	623	911	(10)	1998	07/17/13	9 to 35 Years
Montgomery, AL	(c)	177	516	—	—	177	516	693	(16)	1984	07/17/13	9 to 21 Years
Montgomery, AL	(c)	247	376	—	—	247	376	623	(12)	1999	07/17/13	10 to 24 Years
Montgomery, AL	(c)	455	579	—	—	455	579	1,034	(12)	1972	07/17/13	11 to 33 Years
Montgomery, AL	(c)	313	601	—	—	313	601	914	(16)	1999	07/17/13	10 to 27 Years
Moody, AL	(a)	518	801	—	57	518	858	1,376	(30)	1997	03/29/13	8 to 29 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Mooresville, IN	(a)	560	549	—	—	560	549	1,109	(253)	1998	09/23/05	15 to 20 years
Morristown, TN	(a)	588	781	—	—	588	781	1,369	(207)	1987	09/01/05	15 to 30 years
Morristown, TN	(a)	436	290	—	—	436	290	726	(122)	1976	09/01/05	15 to 20 years
Morrow, GA	(a)	530	568	—	—	530	568	1,098	(39)	2006	02/02/12	15 to 40 years
Moultrie, GA	(b)	359	827	—	—	359	827	1,186	—	1997	12/24/13	15 to 30 Years
Moultrie, GA	(a)	437	563	—	—	437	563	1,000	(21)	2012	03/29/13	15 to 30 Years
Mount Carmel, TN	(a)	499	536	—	—	499	536	1,035	(32)	1988	12/21/12	15 to 30 years
Mount Pleasant, MI	(a)	485	642	—	—	485	642	1,127	(190)	1997	12/29/05	15 to 30 years
Mount Pleasant, MI	(a)	657	854	—	—	657	854	1,511	(236)	2010	12/29/06	13 to 38 years
Muskogee, OK	(a)	968	1,259	—	—	968	1,259	2,227	(482)	1984	02/26/07	14 to 30 years
Nappanee, IN	(b)	301	413	—	—	301	413	714	(186)	2005	12/21/07	15 to 20 years
Nashville, TN	(a)	264	—	—	—	264	—	264	—	(f)	10/30/13	12 to 12 Years
Nashville, TN	(a)	538	—	—	—	538	—	538	—	(f)	10/30/13	12 to 12 Years
New Albany, IN	(a)	497	278	—	—	497	278	775	(117)	1992	09/24/04	15 to 30 years
New Braunfels, TX	(c)	302	526	—	—	302	526	828	(12)	1973	07/17/13	10 to 27 Years
New Castle, PA	(a)	573	1,042	—	—	573	1,042	1,615	(27)	1999	07/17/13	7 to 25 Years
New Cumberland, PA	(a)	634	278	—	176	634	454	1,088	(174)	1990	01/30/06	15 to 20 years
New Orleans, LA	(a)	312	240	—	—	312	240	552	(100)	1991	09/24/04	15 to 30 years
Niagara Falls, NY	(a)	1,359	551	—	—	1,359	551	1,910	(188)	1979	11/10/05	15 to 30 years
Nogales, AZ	(c)	207	448	—	—	207	448	655	(10)	1976	07/17/13	11 to 25 Years
Norfolk, VA	(c)	373	517	—	—	373	517	890	(16)	1988	07/17/13	7 to 21 Years
Norfolk, VA	(c)	354	192	—	—	354	192	546	(8)	1988	07/17/13	9 to 20 Years
Normal, IL	(a)	394	240	—	—	394	240	634	(31)	1980	12/21/12	10 to 15 years
Normandy, MO	(a)	265	329	—	—	265	329	594	(138)	1978	05/25/05	15 to 20 years
North Canton, OH	(a)	484	497	(14)	—	470	497	967	(209)	1989	12/29/06	15 to 20 years
North Little Rock, AR	(c)	128	351	—	—	128	351	479	(8)	1999	07/17/13	10 to 28 Years
Oak Ridge, TN	(a)	419	634	—	—	419	634	1,053	(195)	1995	06/25/04	15 to 30 years
Oak Ridge, TN	(a)	669	548	—	—	669	548	1,217	(141)	1976	09/01/05	15 to 30 years
Odessa, TX	(c)	597	443	—	—	597	443	1,040	(9)	1979	07/17/13	10 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Odessa, TX	(c)	670	563	—	—	670	563	1,233	(10)	1972	07/17/13	10 to 35 Years
Oklahoma City, OK	(b)	541	843	—	—	541	843	1,384	(16)	2007	07/17/13	4 to 33 Years
Oklahoma City, OK	(c)	223	469	—	—	223	469	692	(13)	1998	07/17/13	8 to 22 Years
Oklahoma City, OK	(c)	200	428	—	—	200	428	628	(10)	1971	07/17/13	9 to 25 Years
Omaha, NE	(a)	476	408	—	—	476	408	884	(36)	1994	10/03/11	15 to 30 years
Omaha, NE	(a)	539	380	—	—	539	380	919	(26)	2006	10/03/11	15 to 40 years
Opelousas, LA	(a)	419	659	—	—	419	659	1,078	(5)	1981	10/30/13	15 to 30 Years
Orlando, FL	(a)	1,249	729	—	—	1,249	729	1,978	(339)	1985	06/25/04	15 to 20 years
Orlando, FL	(a)	642	178	—	—	642	178	820	(161)	1967	12/30/04	10 to 15 years
Oshkosh, WI	(a)	765	829	(40)	—	725	829	1,554	(375)	1984	12/29/05	15 to 20 years
Overland, MO	(a)	278	494	—	—	278	494	772	(188)	1972	05/25/05	15 to 20 years
Owensboro, KY	(a)	250	502	—	—	250	502	752	(107)	2000	06/25/04	30 to 30 years
Paducah, KY	(a)	1,508	959	—	—	1,508	959	2,467	(404)	1984	02/26/07	14 to 30 years
Palatine, IL	(a)	772	505	—	—	772	505	1,277	(216)	1972	09/29/06	15 to 20 years
Pana, IL	(a)	168	128	—	—	168	128	296	(101)	1985	09/23/05	10 to 15 years
Parkersburg, WV	(a)	416	658	—	75	416	733	1,149	(328)	1986	03/07/07	4 to 20 years
Parkersburg, WV	(a)	457	309	—	—	457	309	766	(41)	1999	12/21/12	10 to 15 years
Parma Heights, OH	(a)	598	535	—	—	598	535	1,133	(137)	2004	06/12/08	13 to 38 years
Pasadena, TX	(a)	847	832	—	—	847	832	1,679	(595)	1973	12/30/04	10 to 15 years
Pasadena, TX	(a)	810	739	—	—	810	739	1,549	(537)	1977	12/30/04	10 to 15 years
Paxton, IL	(a)	324	658	—	—	324	658	982	(311)	1986	12/29/05	15 to 20 years
Pearson, GA	(b)	159	817	—	—	159	817	976	—	1994	12/24/13	15 to 30 Years
Pelham, AL	(a)	605	922	—	57	605	979	1,584	(34)	1998	03/29/13	8 to 29 Years
Pensacola, FL	(a)	860	291	—	—	860	291	1,151	(268)	1977	07/28/04	10 to 15 years
Peoria, IL	(a)	154	320	—	—	154	320	474	(134)	1976	05/25/05	15 to 20 years
Peoria, IL	(a)	383	270	—	—	383	270	653	(35)	1980	12/21/12	10 to 15 years
Peoria, IL	(a)	282	435	—	—	282	435	717	(31)	1980	12/21/12	15 to 20 years
Pharr, TX	(c)	694	441	—	—	694	441	1,135	(11)	1997	07/17/13	10 to 26 Years
Phenix City, AL	(c)	493	497	—	—	493	497	990	(8)	1978	07/17/13	8 to 35 Years
Philippi, WV	(a)	405	232	—	—	405	232	637	(33)	1986	12/21/12	10 to 15 years
Phoenix, AZ	(c)	523	97	—	—	523	97	620	(6)	1976	07/17/13	9 to 16 Years
Phoenix, AZ	(c)	321	276	—	—	321	276	597	(9)	1975	07/17/13	10 to 20 Years
Phoenix, AZ	(c)	384	528	—	—	384	528	912	(11)	1974	07/17/13	11 to 27 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Phoenix, AZ	(c)	368	267	—	—	368	267	635	(7)	1974	07/17/13	11 to 23 Years
Phoenix, AZ	(c)	415	403	—	—	415	403	818	(8)	1975	07/17/13	8 to 27 Years
Phoenix, AZ	(c)	599	412	—	—	599	412	1,011	(8)	1980	07/17/13	10 to 35 Years
Phoenix, AZ	(c)	400	120	—	—	400	120	520	(6)	1977	07/17/13	11 to 13 Years
Pine Bluff, AR	(c)	854	431	—	—	854	431	1,285	(7)	1971	07/17/13	7 to 35 Years
Pineville, LA	(a)	558	1,044	—	—	558	1,044	1,602	(306)	1996	06/25/04	11 to 30 years
Pleasanton, TX	(c)	230	1,052	—	—	230	1,052	1,282	(17)	1985	07/17/13	11 to 35 Years
Ponca City, OK	(b)	93	249	—	—	93	249	342	(6)	2007	07/17/13	4 to 28 Years
Port Allen, LA	(a)	521	575	—	—	521	575	1,096	(212)	1997	09/24/04	15 to 30 years
Port Isabel, TX	(c)	348	672	—	—	348	672	1,020	(12)	2004	07/17/13	11 to 31 Years
Port Lavaca, TX	(c)	339	594	—	—	339	594	933	(12)	1985	07/17/13	11 to 28 Years
Portsmouth, VA	(c)	574	419	—	—	574	419	993	(11)	1988	07/17/13	10 to 25 Years
Powell, TN	(b)	411	353	—	—	411	353	764	(10)	2007	07/17/13	4 to 26 Years
Powell, TN	(a)	252	377	—	176	252	553	805	(146)	1982	11/02/07	15 to 30 years
Princeton, IN	(a)	340	906	—	—	340	906	1,246	(32)	1992	07/17/13	7 to 15 Years
Pulaski, VA	(a)	444	236	—	—	444	236	680	(201)	1994	11/23/04	15 to 20 years
Quincy, FL	(a)	1,015	416	—	—	1,015	416	1,431	(291)	1989	09/24/04	15 to 20 years
Quitman, GA	(b)	259	936	—	—	259	936	1,195	—	1985	12/24/13	15 to 30 Years
Radford, VA	(a)	499	248	—	—	499	248	747	(237)	1995	11/23/04	15 to 20 years
Raleigh, NC	(a)	639	320	—	—	639	320	959	(6)	2008	09/17/13	15 to 30 Years
Raymondville, TX	(c)	660	455	—	—	660	455	1,115	(10)	1984	07/17/13	9 to 35 Years
Red Bank, TN	(a)	610	557	—	—	610	557	1,167	(238)	1997	06/25/04	15 to 30 years
Reston, VA	(a)	1,033	193	—	—	1,033	193	1,226	(95)	1977	11/27/06	15 to 20 years
Richland Hills, TX	(c)	229	199	—	—	229	199	428	(6)	1999	07/17/13	10 to 25 Years
Ringgold, GA	(a)	387	374	—	—	387	374	761	(119)	1990	11/02/07	15 to 30 years
Rio Grand City, TX	(c)	1,746	554	—	—	1,746	554	2,300	(10)	1984	07/17/13	12 to 35 Years
Robinson, IL	(a)	250	1,021	—	—	250	1,021	1,271	(19)	1994	07/17/13	7 to 33 Years
Rochester, MN	(a)	561	83	66	(83)	627	—	627	—	1996	09/23/05	20 to 20 years
Rock Falls, IL	(a)	314	631	—	—	314	631	945	(200)	1995	09/23/05	15 to 30 years
Rock Hill, SC	(a)	373	722	—	—	373	722	1,095	(282)	1978	12/29/05	15 to 20 years
Rock Island, IL	(a)	195	531	—	—	195	531	726	(49)	1994	10/03/11	15 to 30 years
Rockwell, NC	(a)	385	385	—	—	385	385	770	(7)	2006	09/17/13	15 to 30 Years
Rogersville, TN	(a)	384	964	—	—	384	964	1,348	(46)	1986	12/21/12	15 to 30 years
Rolesville, NC	(a)	526	320	—	—	526	320	846	(6)	2007	09/17/13	15 to 30 Years
Rolla, MO	(b)	229	857	—	—	229	857	1,086	—	1978	12/24/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Roma, TX	(c)	478	855	—	—	478	855	1,333	(15)	1985	07/17/13	11 to 35 Years
Romeoville, IL	(a)	789	713	—	—	789	713	1,502	(276)	1999	09/23/05	15 to 20 years
Roswell, GA	(a)	513	559	—	—	513	559	1,072	(36)	2006	02/02/12	15 to 40 years
Roswell, NM	(c)	343	321	—	—	343	321	664	(12)	1974	07/17/13	11 to 23 Years
Saint Ann, MO	(a)	588	613	—	—	588	613	1,201	(290)	1985	09/23/05	15 to 20 years
Saint Cloud, FL	(a)	1,193	557	—	—	1,193	557	1,750	(243)	1983	06/25/04	15 to 20 years
Salem, IL	(a)	271	218	—	—	271	218	489	(77)	2000	07/28/04	15 to 30 years
Salisbury, NC	(a)	357	338	—	—	357	338	695	(5)	2002	09/17/13	15 to 30 Years
San Antonio, TX	(c)	205	1,042	—	—	205	1,042	1,247	(25)	1976	07/17/13	10 to 21 Years
San Antonio, TX	(c)	685	257	—	—	685	257	942	(5)	1976	07/17/13	9 to 35 Years
San Antonio, TX	(c)	592	336	—	—	592	336	928	(7)	1968	07/17/13	9 to 35 Years
San Antonio, TX	(c)	119	353	—	—	119	353	472	(7)	1970	07/17/13	10 to 30 Years
San Antonio, TX	(c)	79	347	—	—	79	347	426	(6)	1977	07/17/13	9 to 33 Years
San Antonio, TX	(c)	395	414	—	—	395	414	809	(10)	1984	07/17/13	11 to 25 Years
San Antonio, TX	(c)	144	538	—	—	144	538	682	(14)	1984	07/17/13	8 to 20 Years
San Antonio, TX	(c)	544	521	—	—	544	521	1,065	(9)	1967	07/17/13	11 to 33 Years
San Antonio, TX	(c)	375	282	—	—	375	282	657	(9)	1965	07/17/13	9 to 21 Years
San Antonio, TX	(c)	373	170	—	—	373	170	543	(6)	1993	07/17/13	9 to 21 Years
San Antonio, TX	(c)	331	449	—	—	331	449	780	(11)	1983	07/17/13	10 to 25 Years
San Antonio, TX	(c)	283	573	—	—	283	573	856	(13)	1971	07/17/13	11 to 33 Years
San Antonio, TX	(c)	369	226	—	—	369	226	595	(6)	1986	07/17/13	10 to 25 Years
San Antonio, TX	(c)	397	700	—	—	397	700	1,097	(12)	1984	07/17/13	11 to 35 Years
San Antonio, TX	(c)	403	61	—	—	403	61	464	(16)	1971	07/17/13	9 to 21 Years
San Antonio, TX	(c)	279	261	—	—	279	261	540	(7)	1976	07/17/13	11 to 32 Years
San Antonio, TX	(c)	466	270	—	—	466	270	736	(10)	1970	07/17/13	10 to 21 Years
San Antonio, TX	(a)	517	373	—	—	517	373	890	(136)	2002	09/25/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

San Antonio, TX	(a)	349	429	—	—	349	429	778	(178)	1983	09/25/06	15 to 20 years
San Antonio, TX	(a)	428	339	—	—	428	339	767	(126)	2001	09/25/06	15 to 30 years
San Antonio, TX	(a)	539	300	—	—	539	300	839	(136)	2001	09/25/06	15 to 30 years
San Benito, TX	(c)	1,641	688	—	—	1,641	688	2,329	(11)	1977	07/17/13	9 to 35 Years
Sandusky, OH	(a)	922	406	(203)	(89)	719	317	1,036	(84)	1987	06/12/08	14 to 29 years
Sauk Centre, MN	(a)	219	138	—	—	219	138	357	(71)	1979	05/24/05	15 to 20 years
Sauk Rapids, MN	(a)	240	126	—	—	240	126	366	(58)	1978	05/24/05	15 to 20 years
Sedalia, MO	(b)	283	641	—	—	283	641	924	(10)	2006	07/17/13	3 to 48 Years
Sedalia, MO	(a)	751	662	—	—	751	662	1,413	(240)	1983	12/29/06	15 to 30 years
Seven Hills, OH	(a)	496	488	—	—	496	488	984	(136)	1977	06/12/08	13 to 28 years
Seymour, TN	(b)	365	440	—	—	365	440	805	(11)	2007	07/17/13	6 to 27 Years
Shawnee, OK	(b)	130	1,182	—	—	130	1,182	1,312	(20)	2006	07/17/13	3 to 32 Years
Shelbyville, IL	(a)	265	122	—	—	265	122	387	(112)	1976	09/23/05	10 to 15 years
Sherman, TX	(a)	1,013	1,286	—	—	1,013	1,286	2,299	(528)	1994	02/26/07	14 to 30 years
Shreveport, LA	(a)	759	964	—	—	759	964	1,723	(386)	1964	02/26/07	14 to 20 years
Siler City, NC	(a)	686	385	—	—	686	385	1,071	(8)	2005	09/17/13	15 to 30 Years
Silver Spring, MD	(a)	1,008	251	—	—	1,008	251	1,259	(125)	1983	11/27/06	15 to 20 years
So. Parkersburg, WV	(a)	383	404	—	—	383	404	787	(28)	1986	12/21/12	15 to 20 years
Soddy Daisy, TN	(a)	316	405	—	—	316	405	721	(130)	1989	11/02/07	15 to 30 years
South Charleston, WV	(a)	524	541	—	—	524	541	1,065	(34)	1993	12/21/12	15 to 20 years
South Hill, NC	(a)	564	320	—	—	564	320	884	(6)	2007	09/17/13	15 to 30 Years
Spencer, IN	(a)	136	1,040	—	—	136	1,040	1,176	(23)	1999	07/17/13	8 to 22 Years
Springfield, IL	(a)	1,072	642	—	—	1,072	642	1,714	(331)	1988	09/23/05	15 to 20 years
Springfield, IL	(a)	571	630	—	—	571	630	1,201	(218)	1997	09/23/05	15 to 30 years
Springfield, MO	(a)	439	719	—	—	439	719	1,158	(229)	2004	12/29/06	15 to 40 years
Springville, NY	(a)	678	586	—	—	678	586	1,264	(178)	1988	11/10/05	15 to 30 years
St. Louis, MO	(a)	828	351	—	—	828	351	1,179	(205)	1986	09/24/04	15 to 20 years
St. Louis, MO	(a)	503	651	—	—	503	651	1,154	(263)	1978	05/25/05	15 to 20 years
St. Louis, MO	(a)	290	211	—	—	290	211	501	(104)	1973	05/25/05	15 to 20 years
St. Louis, MO	(a)	231	337	—	—	231	337	568	(133)	1972	05/25/05	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

St. Louis, MO	(a)	189	227	—	—	189	227	416	(99)	1972	05/25/05	15 to 20 years
St. Louis, MO	(a)	464	218	—	—	464	218	682	(118)	1978	05/25/05	15 to 20 years
Statesboro, GA	(a)	779	777	—	—	779	777	1,556	(279)	1985	09/24/04	15 to 20 years
Sterling Heights, MI	(a)	866	960	—	—	866	960	1,826	(277)	2000	12/29/05	15 to 30 years
Stillwater, MN	(a)	1,051	1,051	—	—	1,051	1,051	2,102	(400)	1998	09/24/04	15 to 30 years
Stillwater, OK	(b)	218	1,262	—	—	218	1,262	1,480	(19)	2007	07/17/13	4 to 32 Years
Stockbridge, GA	(a)	388	353	—	—	388	353	741	(28)	2001	02/02/12	15 to 30 years
Stone Mountain, GA	(a)	379	487	—	—	379	487	866	(37)	1986	02/02/12	15 to 30 years
Sun City, AZ	(a)	771	372	—	—	771	372	1,143	(162)	1986	12/29/06	15 to 20 years
Superior, WI	(a)	311	463	—	—	311	463	774	(170)	1976	05/24/05	15 to 20 years
Sweetwater, TN	(a)	602	550	—	—	602	550	1,152	(167)	1999	12/29/06	15 to 40 years
Sweetwater, TN	(a)	231	307	—	—	231	307	538	(104)	1979	11/02/07	15 to 30 years
Talladega, AL	(c)	247	245	—	—	247	245	492	(11)	1998	07/17/13	11 to 21 Years
Taylorville, IL	(a)	154	352	—	—	154	352	506	(243)	1980	09/23/05	10 to 15 years
Tempe, AZ	(a)	480	361	—	—	480	361	841	(130)	2003	09/25/06	15 to 30 years
Temple, TX	(c)	705	493	—	—	705	493	1,198	(8)	1983	07/17/13	10 to 35 Years
Texarkana, TX	(a)	265	747	—	—	265	747	1,012	(4)	2013	11/04/13	14 to 30 Years
The Village, OK	(c)	211	650	—	—	211	650	861	(10)	1978	07/17/13	9 to 35 Years
Thomasville, GA	(b)	408	837	—	—	408	837	1,245	—	1990	12/24/13	15 to 30 Years
Thurmont, MD	(a)	857	307	—	68	857	375	1,232	(141)	1985	11/27/06	15 to 20 years
Tipp City, OH	(a)	789	332	—	—	789	332	1,121	(172)	1991	12/29/06	15 to 20 years
Tipton, IA	(a)	240	408	—	—	240	408	648	(331)	1991	09/23/05	10 to 15 years
Titusville, PA	(a)	247	438	—	—	247	438	685	(139)	1976	02/06/07	11 to 26 years
Tooele, UT	(a)	552	624	—	—	552	624	1,176	(293)	1988	09/24/04	15 to 20 years
Trenton, GA	(a)	300	227	—	—	300	227	527	(95)	1991	11/02/07	15 to 30 years
Trenton, MO	(b)	309	1,175	—	—	309	1,175	1,484	—	1976	12/24/13	15 to 30 Years
Trussville, AL	(a)	909	892	—	57	909	949	1,858	(37)	2000	03/29/13	8 to 29 Years
Tucson, AZ	(c)	262	193	—	—	262	193	455	(7)	1983	07/17/13	11 to 23 Years
Tucson, AZ	(c)	191	552	—	—	191	552	743	(9)	1981	07/17/13	11 to 35 Years
Tucson, AZ	(c)	349	479	—	—	349	479	828	(9)	1976	07/17/13	11 to 35 Years
Tucson, AZ	(c)	221	434	—	—	221	434	655	(9)	1980	07/17/13	11 to 27 Years
Tulsa, OK	(c)	767	466	—	—	767	466	1,233	(9)	1976	07/17/13	8 to 35 Years
Tulsa, OK	(c)	315	717	—	—	315	717	1,032	(12)	1976	07/17/13	10 to 35 Years
Tulsa, OK	(a)	983	1,232	—	—	983	1,232	2,215	(446)	1976	02/26/07	14 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Two Harbors, MN	(a)	136	248	—	—	136	248	384	(59)	1984	05/24/05	15 to 30 years
Tyler, TX	(c)	227	527	—	—	227	527	754	(9)	1976	07/17/13	11 to 35 Years
Universal City, TX	(c)	408	369	—	—	408	369	777	(10)	1989	07/17/13	9 to 25 Years
Upper Marlboro, MD	(a)	290	172	—	—	290	172	462	(93)	1983	11/27/06	15 to 20 years
Valdosta, GA	(a)	472	347	—	—	472	347	819	(124)	2000	12/29/06	15 to 30 years
Vandalia, IL	(a)	409	202	—	—	409	202	611	(225)	1977	09/23/05	10 to 15 years
Vicksburg, MS	(c)	278	333	—	—	278	333	611	(9)	1972	07/17/13	11 to 25 Years
Victoria, TX	(c)	129	490	—	—	129	490	619	(11)	1985	07/17/13	11 to 28 Years
Victoria, TX	(c)	367	182	—	—	367	182	549	(6)	1984	07/17/13	11 to 22 Years
Vincennes, IN	(a)	389	1,425	—	—	389	1,425	1,814	(25)	2000	07/17/13	8 to 30 Years
Vinton, IA	(a)	121	114	—	—	121	114	235	(114)	1978	09/23/05	10 to 15 years
Waco, TX	(c)	365	542	—	—	365	542	907	(8)	1969	07/17/13	10 to 35 Years
Walkersville, MD	(a)	381	238	—	68	381	306	687	(102)	1985	11/27/06	15 to 20 years
Warner Robins, GA	(b)	229	887	—	—	229	887	1,116	—	1978	12/24/13	15 to 30 Years
Warren, MI	(a)	488	215	—	—	488	215	703	(100)	1979	05/25/05	15 to 20 years
Warrenton, VA	(a)	378	254	—	—	378	254	632	(116)	1985	12/19/06	15 to 20 years
Washington Park, IL	(a)	119	324	—	—	119	324	443	(128)	1980	05/25/05	15 to 20 years
Washington, IL	(a)	264	460	—	—	264	460	724	(32)	1980	12/21/12	15 to 20 years
Washington, IN	(a)	272	949	—	—	272	949	1,221	(18)	1995	07/17/13	8 to 33 Years
Watertown, WI	(a)	267	338	—	—	267	338	605	(115)	1986	12/21/07	13 to 18 years
Waynesburg, PA	(a)	323	918	—	—	323	918	1,241	(44)	1982	12/21/12	15 to 30 years
Weslaco, TX	(c)	860	513	—	—	860	513	1,373	(9)	1990	07/17/13	11 to 35 Years
Weslaco, TX	(c)	291	786	—	—	291	786	1,077	(16)	1970	07/17/13	11 to 25 Years
West Carrollton, OH	(a)	699	515	(535)	(351)	164	164	328	(110)	1983	12/29/06	15 to 30 years
Westchester, IL	(a)	765	437	—	—	765	437	1,202	(164)	1986	09/29/06	15 to 20 years
Weston, WV	(a)	158	695	—	—	158	695	853	(30)	1981	12/21/12	15 to 30 years
Wichita Falls, TX	(a)	851	1,077	—	—	851	1,077	1,928	(598)	1976	02/26/07	14 to 20 years
Winchester, TN	(a)	400	291	—	—	400	291	691	(125)	1993	12/29/06	15 to 20 years
Winter Springs, FL	(a)	523	446	—	—	523	446	969	(212)	1988	12/30/04	15 to 20 years
Woodbury, MN	(a)	555	411	—	—	555	411	966	(116)	1987	05/24/05	15 to 30 years
Wytheville, VA	(a)	446	172	—	—	446	172	618	(143)	1995	11/23/04	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Yukon, OK	(a)	555	373	—	—	555	373	928	(161)	2003	09/30/04	15 to 30 years
Zebulon, NC	(a)	780	395	—	—	780	395	1,175	(7)	2006	09/17/13	15 to 30 Years

Drug Stores
Akron, OH	(b)	401	3,153	—	—	401	3,153	3,554	(45)	1994	7/17/2013	1 to 37 Years
Albany, GA	(c)	961	3,314	—	—	961	3,314	4,275	(42)	2008	7/17/2013	12 to 43 Years
Allentown, PA	3,615	877	3,745	—	—	877	3,745	4,622	(47)	2006	7/17/2013	12 to 43 Years
Alliance, OH	(b)	556	1,317	—	—	556	1,317	1,873	(33)	1996	7/17/2013	3 to 31 Years
Alpharetta, GA	(c)	968	2,614	—	—	968	2,614	3,582	(37)	1998	7/17/2013	5 to 40 Years
Antioch, TN	4,425	1,985	4,351	—	—	1,985	4,351	6,336	(53)	2002	7/17/2013	14 to 43 Years
Atlanta, GA	(c)	1,316	2,266	—	—	1,316	2,266	3,582	(34)	2006	7/17/2013	14 to 42 Years
Austin, MN	3,531	485	3,606	—	—	485	3,606	4,091	(45)	2002	7/17/2013	11 to 42 Years
Azle, TX	(c)	1,213	3,504	—	—	1,213	3,504	4,717	(41)	2008	7/17/2013	15 to 43 Years
Batesville, MS	(c)	421	3,932	—	—	421	3,932	4,353	(45)	2007	7/17/2013	10 to 42 Years
Bath, NY	(c)	658	3,123	—	—	658	3,123	3,781	(38)	2008	7/17/2013	12 to 43 Years
Beverly Hills, TX	(d)	1,142	2,559	—	—	1,142	2,559	3,701	(38)	2007	7/17/2013	5 to 40 Years
Brainerd, MN	2,814	543	4,411	—	—	543	4,411	4,954	(57)	2000	7/17/2013	7 to 42 Years
Brentwood, TN	2,700	2,933	2,584	—	—	2,933	2,584	5,517	(62)	2006	7/17/2013	11 to 38 Years
Bridgetown, OH	3,043	1,015	3,769	—	—	1,015	3,769	4,784	(47)	1998	7/17/2013	5 to 43 Years
Broken Arrow, OK	(b)	681	1,697	69	—	750	1,697	2,447	(29)	1993	7/17/2013	9 to 31 Years
Bryan, TX	4,111	1,049	5,633	—	—	1,049	5,633	6,682	(66)	2001	7/17/2013	6 to 40 Years
Buffalo, NY	(a)	681	925	—	—	681	925	1,606	(177)	1993	12/15/2004	20 to 40 years
Canton, IL	4,429	703	4,098	—	—	703	4,098	4,801	(50)	2006	7/17/2013	12 to 43 Years
Carrolton, TX	(b)	945	1,967	—	—	945	1,967	2,912	(27)	1995	7/17/2013	1 to 39 Years
Chino Valley, AZ	(c)	663	3,871	—	—	663	3,871	4,534	(49)	2007	7/17/2013	10 to 42 Years
Cincinnati, OH	3,341	1,213	4,438	—	—	1,213	4,438	5,651	(58)	2000	7/17/2013	6 to 42 Years
Cincinnati, OH	(c)	1,527	4,307	—	—	1,527	4,307	5,834	(54)	2000	7/17/2013	7 to 42 Years
Cleveland, OH	(d)	776	1,158	—	—	776	1,158	1,934	(23)	1997	7/17/2013	5 to 30 Years
Clinton, NY	1,983	1,050	2,090	—	—	1,050	2,090	3,140	(33)	2006	7/17/2013	11 to 42 Years
Columbia, MO	(c)	1,047	5,242	—	—	1,047	5,242	6,289	(57)	2002	7/17/2013	9 to 44 Years
Columbia, TN	(d)	842	1,864	—	—	842	1,864	2,706	(29)	1998	7/17/2013	4 to 37 Years
Columbia, TN	(d)	1,109	1,683	—	—	1,109	1,683	2,792	(27)	1998	7/17/2013	4 to 41 Years
Columbus, MS	(c)	769	3,475	—	—	769	3,475	4,244	(42)	2004	7/17/2013	11 to 41 Years
Crossville, TN	(c)	1,890	3,680	—	—	1,890	3,680	5,570	(47)	2001	7/17/2013	7 to 41 Years
Dallas, TX	2,175	735	3,328	—	—	735	3,328	4,063	(42)	1996	7/17/2013	3 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Decatur, IL	4,003	968	3,300	—	—	968	3,300	4,268	(48)	2005	7/17/2013	12 to 42 Years
Defiance, OH	2,321	645	2,452	—	—	645	2,452	3,097	(38)	2005	7/17/2013	11 to 38 Years
DeSoto, TX	(c)	1,007	2,313	—	—	1,007	2,313	3,320	(34)	1997	7/17/2013	5 to 40 Years
Easton, PA	4,060	1,028	3,996	—	—	1,028	3,996	5,024	(55)	2005	7/17/2013	12 to 41 Years
Elmira, NY	2,900	1,066	4,230	—	—	1,066	4,230	5,296	(53)	2007	7/17/2013	12 to 43 Years
Enterprise, AL	2,043	1,163	1,612	—	—	1,163	1,612	2,775	(29)	2005	7/17/2013	11 to 37 Years
Essex, MD	(c)	1,985	4,351	—	—	1,985	4,351	6,336	(53)	2007	7/17/2013	14 to 43 Years
Evansville, IN	(c)	1,249	3,924	—	—	1,249	3,924	5,173	(50)	2007	7/17/2013	12 to 44 Years
Florence, SC	1,706	744	2,070	—	—	744	2,070	2,814	(29)	1998	7/17/2013	5 to 39 Years
Florissant, MO	(c)	773	4,480	—	—	773	4,480	5,253	(58)	2001	7/17/2013	7 to 42 Years
Fort Worth, TX	3,675	1,601	1,894	—	—	1,601	1,894	3,495	(30)	1992	7/17/2013	6 to 39 Years
Fredericksburg, VA	2,979	1,426	2,077	—	—	1,426	2,077	3,503	(34)	2007	7/17/2013	14 to 37 Years
Fremont, OH	(d)	504	1,405	—	—	504	1,405	1,909	(27)	1997	7/17/2013	4 to 31 Years
Gainesville, FL	2,465	922	2,705	—	—	922	2,705	3,627	(36)	1997	7/17/2013	4 to 40 Years
Galloway, OH	4,250	1,708	2,886	—	—	1,708	2,886	4,594	(46)	2003	7/17/2013	11 to 40 Years
Glassport, PA	2,325	550	2,471	—	—	550	2,471	3,021	(40)	2006	7/17/2013	11 to 37 Years
Glenville Scotia, NY	3,413	1,314	3,964	—	—	1,314	3,964	5,278	(53)	2006	7/17/2013	12 to 43 Years
Gulfport, MS	2,611	441	4,208	—	—	441	4,208	4,649	(51)	2000	7/17/2013	12 to 40 Years
Hamilton, OH	(d)	738	2,429	—	—	738	2,429	3,167	(35)	1999	7/17/2013	5 to 39 Years
Hanover, PA	4,115	1,637	4,240	—	—	1,637	4,240	5,877	(60)	2006	7/17/2013	12 to 43 Years
Harriman, TN	2,500	1,951	3,250	—	—	1,951	3,250	5,201	(45)	2007	7/17/2013	12 to 43 Years
Hibbing, MN	(c)	385	3,492	—	—	385	3,492	3,877	(45)	2007	7/17/2013	12 to 43 Years
Houston, TX	3,673	1,079	3,582	—	—	1,079	3,582	4,661	(44)	2000	7/17/2013	6 to 40 Years
Humble, TX	4,395	1,539	3,560	—	—	1,539	3,560	5,099	(47)	2003	7/17/2013	11 to 40 Years
Indianapolis, IN	(c)	860	2,754	—	—	860	2,754	3,614	(40)	1998	7/17/2013	10 to 40 Years
Indianapolis, IN	(c)	733	2,882	—	—	733	2,882	3,615	(41)	1997	7/17/2013	10 to 38 Years
Jacksonville, FL	(c)	521	4,365	—	—	521	4,365	4,886	(53)	2000	7/17/2013	7 to 40 Years
Kansas City, MO	2,990	634	4,341	—	—	634	4,341	4,975	(54)	1997	7/17/2013	4 to 43 Years
Kansas City, MO	2,438	532	3,549	—	—	532	3,549	4,081	(49)	2000	7/17/2013	4 to 39 Years
Kansas City, MO	2,464	862	4,367	—	—	862	4,367	5,229	(54)	2000	7/17/2013	6 to 42 Years
Kansas City, MO	3,035	518	4,234	—	—	518	4,234	4,752	(52)	2000	7/17/2013	6 to 43 Years
Kissimmee, FL	(b)	1,508	2,153	—	—	1,508	2,153	3,661	(37)	1995	7/17/2013	2 to 40 Years
Knoxville, TN	(d)	2,107	3,334	—	—	2,107	3,334	5,441	(48)	2000	7/17/2013	6 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lake Worth, TX	(b)	1,044	1,817	—	—	1,044	1,817	2,861	(35)	1996	7/17/2013	2 to 30 Years
LaMarque, TX	(c)	464	3,139	—	—	464	3,139	3,603	(44)	2000	7/17/2013	7 to 40 Years
Lansing, MI	1,041	196	1,487	—	—	196	1,487	1,683	(24)	1950	7/17/2013	3 to 31 Years
Lima, OH	3,103	568	3,221	—	—	568	3,221	3,789	(43)	2005	7/17/2013	12 to 43 Years
Lincoln, IL	(c)	444	3,043	—	—	444	3,043	3,487	(41)	2007	7/17/2013	11 to 43 Years
Lincolnton, NC	1,538	548	1,537	—	—	548	1,537	2,085	(25)	1998	7/17/2013	4 to 37 Years
Long Beach, MS	3,662	502	3,718	—	—	502	3,718	4,220	(44)	2005	7/17/2013	10 to 41 Years
Madeira, OH	(d)	951	3,978	—	—	951	3,978	4,929	(48)	1998	7/17/2013	5 to 44 Years
Madison, MS	2,809	745	3,323	—	—	745	3,323	4,068	(44)	2004	7/17/2013	11 to 40 Years
Maynard, MA	5,596	1,683	3,984	—	—	1,683	3,984	5,667	(47)	2005	7/17/2013	14 to 42 Years
Mechanicville, NY	(d)	654	3,120	—	—	654	3,120	3,774	(41)	1997	7/17/2013	4 to 38 Years
Memphis, TN	5,058	961	5,389	—	—	961	5,389	6,350	(62)	2002	7/17/2013	12 to 43 Years
Millen, GA	(a)	810	1,312	—	—	810	1,312	2,122	(258)	1999	12/15/2004	20 to 40 years
Mobile, AL	(c)	586	4,389	—	—	586	4,389	4,975	(47)	2007	7/17/2013	13 to 44 Years
Moundsville, WV	(a)	706	1,002	—	—	706	1,002	1,708	(195)	1993	12/15/2004	20 to 40 years
Mount Pleasant, TX	(c)	1,192	4,578	—	—	1,192	4,578	5,770	(59)	2009	7/17/2013	14 to 43 Years
Myrtle Beach, SC	4,788	828	4,024	—	—	828	4,024	4,852	(51)	2004	7/17/2013	12 to 42 Years
New Cumberland, PA	(c)	794	2,663	—	—	794	2,663	3,457	(36)	2007	7/17/2013	12 to 43 Years
Newton, IA	(c)	365	4,475	—	—	365	4,475	4,840	(52)	2000	7/17/2013	7 to 44 Years
Okeechobee, FL	4,076	674	5,088	—	—	674	5,088	5,762	(81)	2001	7/17/2013	9 to 30 Years
Olivette, MO	(c)	1,816	5,917	—	—	1,816	5,917	7,733	(76)	2001	7/17/2013	11 to 42 Years
Oneida, NY	(a)	1,315	1,411	—	—	1,315	1,411	2,726	(273)	1999	12/15/2004	20 to 40 years
Oneida, TN	2,500	1,866	3,334	—	—	1,866	3,334	5,200	(45)	2007	7/17/2013	13 to 43 Years
Onley, VA	(c)	2,530	2,296	—	—	2,530	2,296	4,826	(38)	2007	7/17/2013	12 to 43 Years
Orlando, FL	3,016	781	3,799	—	—	781	3,799	4,580	(61)	2005	7/17/2013	10 to 30 Years
Parkville, MO	4,274	1,854	2,568	—	—	1,854	2,568	4,422	(42)	2006	7/17/2013	11 to 38 Years
Philadelphia, PA	(a)	733	1,087	—	—	733	1,087	1,820	(208)	1993	12/15/2004	20 to 40 years
Philadelphia, PA	(a)	1,613	1,880	—	—	1,613	1,880	3,493	(354)	1999	2/2/2005	20 to 40 years
Picayune, MS	2,766	954	3,132	—	—	954	3,132	4,086	(38)	2006	7/17/2013	10 to 42 Years
Plains, PA	3,380	1,502	2,611	—	—	1,502	2,611	4,113	(42)	2006	7/17/2013	12 to 37 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Portsmouth, OH	(d)	354	1,953	—	—	354	1,953	2,307	(26)	1997	7/17/2013	5 to 38 Years
Portsmouth, OH	(c)	219	2,049	—	—	219	2,049	2,268	(25)	1997	7/17/2013	4 to 38 Years
Richardson, TX	(c)	803	2,575	—	—	803	2,575	3,378	(33)	1996	7/17/2013	3 to 40 Years
Richland Hills, TX	(c)	997	2,951	—	—	997	2,951	3,948	(39)	1997	7/17/2013	4 to 40 Years
Richmond Hills, GA	(c)	688	4,081	—	—	688	4,081	4,769	(49)	2009	7/17/2013	13 to 44 Years
Richmond, VA	(b)	1,885	2,752	—	—	1,885	2,752	4,637	(35)	1997	7/17/2013	4 to 39 Years
River Oaks, TX	(c)	829	2,871	—	—	829	2,871	3,700	(40)	1996	7/17/2013	3 to 40 Years
Rome, NY	(c)	1,135	3,104	—	—	1,135	3,104	4,239	(39)	2007	7/17/2013	13 to 43 Years
Roselle, NJ	5,742	2,512	4,864	—	—	2,512	4,864	7,376	(64)	2002	7/17/2013	12 to 41 Years
Saco, ME	(d)	898	1,702	—	—	898	1,702	2,600	(36)	1997	7/17/2013	3 to 29 Years
Saginaw, MI	(e)	1,064	3,906	—	—	1,064	3,906	4,970	(50)	2001	7/17/2013	7 to 41 Years
San Antonio, TX	4,060	841	3,909	—	—	841	3,909	4,750	(47)	2004	7/17/2013	14 to 40 Years
Saraland, AL	5,079	741	4,593	—	—	741	4,593	5,334	(56)	2003	7/17/2013	12 to 44 Years
Seattle, WA	(c)	2,589	4,245	—	—	2,589	4,245	6,834	(53)	2002	7/17/2013	9 to 43 Years
Sharonville, OH	(d)	2,542	1,940	—	—	2,542	1,940	4,482	(38)	1998	7/17/2013	5 to 32 Years
Shreveport, LA	2,815	1,461	3,605	—	—	1,461	3,605	5,066	(49)	1998	7/17/2013	6 to 40 Years
Spartanburg, SC	2,259	1,196	1,671	—	—	1,196	1,671	2,867	(28)	1998	7/17/2013	2 to 34 Years
St. Augustine, FL	(c)	1,048	2,905	—	—	1,048	2,905	3,953	(39)	2008	7/17/2013	11 to 42 Years
St. Clair Shores, MI	(a)	1,169	761	—	—	1,169	761	1,930	(197)	1991	5/2/2005	15 to 30 years
St. Louis, MO	(c)	1,334	4,844	—	—	1,334	4,844	6,178	(64)	2001	7/17/2013	8 to 43 Years
St. Louis, MO	(c)	1,360	3,996	—	—	1,360	3,996	5,356	(57)	2001	7/17/2013	8 to 41 Years
The Colony, TX	(b)	1,028	1,769	—	—	1,028	1,769	2,797	(25)	1996	7/17/2013	1 to 40 Years
Thomasville, GA	(a)	931	1,933	—	—	931	1,933	2,864	(351)	1999	12/15/2004	20 to 40 years
Toledo, OH	5,400	663	4,879	—	—	663	4,879	5,542	(59)	2005	7/17/2013	11 to 43 Years
Topeka, KS	1,870	912	2,681	—	—	912	2,681	3,593	(40)	1999	7/17/2013	6 to 38 Years
Tulsa, OK	(b)	741	3,179	—	—	741	3,179	3,920	(42)	1994	7/17/2013	1 to 35 Years
Tulsa, OK	(b)	503	2,574	—	—	503	2,574	3,077	(39)	1993	7/17/2013	10 to 35 Years
Uhrichsville, OH	(a)	617	2,345	—	—	617	2,345	2,962	(421)	2000	12/15/2004	20 to 40 years
Waco, TX	(d)	858	3,455	—	—	858	3,455	4,313	(49)	2007	7/17/2013	5 to 35 Years
Wauseon, OH	2,142	1,000	2,034	—	—	1,000	2,034	3,034	(34)	2005	7/17/2013	12 to 37 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Waynesville, NC	3,966	1,495	2,365	—	—	1,495	2,365	3,860	(33)	2005	7/17/2013	12 to 42 Years
Wichita Falls, TX	(b)	503	2,530	—	—	503	2,530	3,033	(35)	1995	7/17/2013	2 to 40 Years
Wichita Falls, TX	(b)	528	2,022	—	—	528	2,022	2,550	(27)	1996	7/17/2013	1 to 40 Years

Restaurants - Casual Dining
Addison, IL	5,600	4,690	6,692	—	—	4,690	6,692	11,382	(197)	2006	07/17/13	7 to 24 Years
Albany, GA	(a)	1,073	1,719	—	—	1,073	1,719	2,792	(32)	2003	07/17/13	12 to 33 Years
Albany, OR	(c)	913	1,951	—	—	913	1,951	2,864	(30)	2005	07/17/13	12 to 35 Years
Albuquerque, NM	(a)	1,473	2,947	—	—	1,473	2,947	4,420	(70)	2011	07/17/13	10 to 33 Years
Albuquerque, NM	(a)	120	1,336	—	—	120	1,336	1,456	(286)	1999	12/30/04	30 to 30 years
Albuquerque, NM	(a)	1,036	1,655	—	—	1,036	1,655	2,691	(500)	1994	12/30/04	15 to 30 years
Appleton, WI	(a)	727	1,329	—	9	727	1,338	2,065	(436)	1993	12/29/06	8 to 30 years
Ashland, OH	(a)	294	642	—	—	294	642	936	(29)	1971	03/18/13	13 to 20 Years
Ashtabula, OH	(a)	865	244	—	—	865	244	1,109	(109)	1975	02/06/07	15 to 30 years
Augusta, GA	(c)	1,494	2,019	—	—	1,494	2,019	3,513	(28)	2005	07/17/13	13 to 40 Years
Aurora, CO	(c)	1,017	1,743	—	—	1,017	1,743	2,760	(26)	1998	07/17/13	13 to 35 Years
Aurora, CO	(c)	1,521	1,498	—	—	1,521	1,498	3,019	(27)	1992	07/17/13	9 to 32 Years
Austell, GA	(a)	838	216	—	—	838	216	1,054	(148)	1962	02/28/06	15 to 20 years
Austintown, OH	(a)	1,106	450	—	—	1,106	450	1,556	(157)	1991	02/06/07	15 to 30 years
Battle Creek, MI	(b)	424	560	—	—	424	560	984	—	1997	12/24/13	15 to 30 Years
Beaumont, TX	(a)	1,435	1,541	—	—	1,435	1,541	2,976	(467)	1997	06/29/07	15 to 40 years
Bloomingdale, IL	(a)	426	1,956	—	—	426	1,956	2,382	(478)	1992	12/29/06	15 to 30 years
Bloomington, IL	(b)	394	629	—	—	394	629	1,023	—	1986	12/24/13	15 to 30 Years
Bowie, MD	(a)	1,501	615	—	—	1,501	615	2,116	(200)	2004	12/31/07	15 to 40 years
Bowling Green, KY	(a)	934	3,134	—	—	934	3,134	4,068	(51)	1997	07/17/13	10 to 34 Years
Bradford, PA	(a)	368	255	—	—	368	255	623	(103)	1977	02/06/07	15 to 30 years
Branson, MO	(a)	1,497	1,684	—	—	1,497	1,684	3,181	(547)	1994	09/23/05	15 to 30 years
Bridgeton, MO	(b)	315	1,160	—	—	315	1,160	1,475	—	1994	12/24/13	15 to 30 Years
Broken Arrow, OK	(b)	1,082	226	—	—	1,082	226	1,308	—	2006	12/24/13	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Brooklyn, OH	(b)	1,226	672	—	—	1,226	672	1,898	(213)	2001	02/06/07	10 to 25 years
Burr Ridge, IL	(a)	759	977	16	1,584	775	2,561	3,336	(556)	1997	06/25/04	15 to 30 years
Canfield, OH	(a)	449	644	—	—	449	644	1,093	(198)	1973	02/06/07	15 to 30 years
Canton, MI	(a)	2,071	1,224	—	—	2,071	1,224	3,295	(460)	1996	06/25/04	15 to 30 years
Canton, OH	(a)	1,325	781	—	—	1,325	781	2,106	(233)	1989	02/06/07	15 to 30 years
Carrollton, GA	(a)	985	725	—	—	985	725	1,710	(16)	1995	07/17/13	11 to 33 Years
Carrollton, GA	(a)	508	603	—	—	508	603	1,111	(159)	2000	02/28/06	15 to 40 years
Cartersville, GA	(a)	581	730	—	—	581	730	1,311	(234)	1997	02/28/06	15 to 30 years
Cartersville, GA	(a)	439	451	—	—	439	451	890	(172)	1990	02/28/06	15 to 30 years
Casper, WY	(a)	54	762	—	—	54	762	816	(187)	1969	12/29/06	15 to 30 years
Charleston, SC	(a)	860	1,018	—	—	860	1,018	1,878	(42)	1988	07/17/13	8 to 15 Years
Chesapeake, VA	(b)	1,046	334	—	75	1,046	409	1,455	(239)	1995	06/25/04	10 to 25 years
Cheyenne, WY	(a)	277	2,041	—	—	277	2,041	2,318	(691)	1928	12/29/06	15 to 20 years
Chicago, IL	(a)	1,675	1,112	—	—	1,675	1,112	2,787	(321)	1999	12/29/06	15 to 30 years
Clarion, PA	(a)	426	653	—	—	426	653	1,079	(207)	1976	02/06/07	15 to 30 years
Clearwater, FL	(a)	2,226	858	—	—	2,226	858	3,084	(251)	2004	12/31/07	15 to 40 years
Cleveland, OH	(b)	876	138	—	—	876	138	1,014	—	1995	12/24/13	15 to 30 Years
Clovis, NM	(c)	861	2,172	—	—	861	2,172	3,033	(33)	2005	07/17/13	13 to 40 Years
Colonial Heights, VA	(b)	1,948	—	—	—	1,948	—	1,948	—	1989	10/25/13	0 to 0 Years
Colonie, NY	(a)	1,321	991	(350)	(261)	971	730	1,701	(278)	1994	12/31/07	15 to 40 years
Colorado Springs, CO	(c)	937	1,120	—	—	937	1,120	2,057	(26)	1998	07/17/13	8 to 25 Years
Colorado Springs, CO	(a)	674	519	—	—	674	519	1,193	(31)	1989	11/19/12	6 to 30 years
Columbus, GA	(c)	1,199	1,911	—	—	1,199	1,911	3,110	(28)	2006	07/17/13	13 to 40 Years
Columbus, GA	(c)	2,102	1,717	—	—	2,102	1,717	3,819	(23)	2005	07/17/13	13 to 40 Years
Conroe, TX	(a)	942	3,274	—	—	942	3,274	4,216	(55)	1993	07/17/13	11 to 32 Years
Corry, PA	(a)	411	279	—	—	411	279	690	(125)	1977	02/06/07	15 to 30 years
Corydon, IN	(a)	890	1,220	—	—	890	1,220	2,110	(34)	1999	07/17/13	7 to 21 Years
Dallas, TX	(a)	2,965	9,066	—	—	2,965	9,066	12,031	(122)	1998	07/17/13	11 to 35 Years
Danville, VA	(a)	957	2,813	—	—	957	2,813	3,770	(30)	2009	08/21/13	15 to 40 Years
Dawsonville, GA	(a)	925	828	—	—	925	828	1,753	(20)	2005	07/17/13	7 to 27 Years
Dayton, OH	(a)	1,026	907	—	—	1,026	907	1,933	(287)	2002	12/31/07	15 to 40 years
Decatur, AL	(a)	1,157	1,725	—	—	1,157	1,725	2,882	(37)	2004	07/17/13	10 to 30 Years
DeKalb, IL	(a)	1,423	1,552	—	—	1,423	1,552	2,975	(483)	1996	12/29/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Dickinson, ND	(a)	616	1,301	—	—	616	1,301	1,917	(286)	2003	12/29/06	15 to 40 years
Dothan, AL	(a)	924	1,235	—	—	924	1,235	2,159	(33)	1998	07/17/13	9 to 24 Years
Douglassville, GA	(a)	712	669	—	—	712	669	1,381	(169)	2003	02/28/06	15 to 40 years
Douglassville, GA	(a)	764	941	—	—	764	941	1,705	(264)	1990	02/28/06	15 to 30 years
Eagle Pass, TX	(a)	976	2,385	—	—	976	2,385	3,361	(509)	2001	04/01/05	15 to 40 years
Edinboro, PA	(a)	384	350	—	—	384	350	734	(138)	1973	02/06/07	15 to 30 years
Edinburg, TX	(a)	1,091	2,217	—	—	1,091	2,217	3,308	(481)	2000	04/01/05	15 to 40 years
El Paso, TX	(a)	609	1,810	—	—	609	1,810	2,419	(386)	1999	04/29/05	15 to 40 years
Elizabethton, TN	(b)	728	482	—	—	728	482	1,210	—	2006	12/24/13	15 to 40 Years
Erie, PA	(a)	575	740	—	—	575	740	1,315	(216)	1974	02/06/07	15 to 30 years
Erie, PA	(a)	463	565	—	—	463	565	1,028	(177)	1973	02/06/07	15 to 30 years
Erie, PA	(a)	855	147	—	—	855	147	1,002	(94)	1973	02/06/07	15 to 30 years
Fairborn, OH	(a)	923	468	—	—	923	468	1,391	(183)	1998	06/25/04	15 to 30 years
Fairfax, VA	1,117	1,644	1,308	—	—	1,644	1,308	2,952	(29)	1998	07/17/13	12 to 30 Years
Fairview Heights, IL	(a)	1,020	826	—	—	1,020	826	1,846	(314)	1972	12/31/07	15 to 30 years
Florence, AL	(a)	794	1,742	—	—	794	1,742	2,536	(36)	1994	07/17/13	8 to 27 Years
Floyd, GA	(a)	973	415	—	—	973	415	1,388	(122)	1993	02/28/06	15 to 30 years
Fort Smith, AR	(a)	1,503	1,323	—	—	1,503	1,323	2,826	(596)	1993	09/23/05	15 to 20 years
Fort Wayne, IN	(a)	989	2,057	—	—	989	2,057	3,046	(505)	2001	11/10/05	15 to 30 years
Fountain Hills, AZ	(a)	825	561	—	—	825	561	1,386	(222)	1995	09/24/04	15 to 30 years
Fountain, CO	(c)	861	2,226	—	—	861	2,226	3,087	(30)	2005	07/17/13	12 to 38 Years
Fredericksburg, TX	1,504	511	1,516	—	—	511	1,516	2,027	(27)	1985	07/17/13	11 to 30 Years
Ft Wayne, IN	(a)	1,110	817	—	—	1,110	817	1,927	(288)	2003	12/31/07	15 to 40 years
Ft. Myers, FL	(b)	2,417	707	(43)	(12)	2,374	695	3,069	(250)	1994	12/31/07	15 to 40 years
Gadsden, AL	(a)	626	1,439	(229)	(506)	397	933	1,330	(207)	2007	12/21/07	10 to 50 years
Gallpolis, OH	(b)	375	1,295	—	—	375	1,295	1,670	(9)	1997	10/25/13	15 to 30 Years
Gallup, NM	(c)	937	2,277	—	—	937	2,277	3,214	(33)	2004	07/17/13	13 to 40 Years
Garden City, GA	(c)	1,184	1,465	—	—	1,184	1,465	2,649	(22)	1998	07/17/13	9 to 40 Years
Garden City, KS	(b)	247	924	—	—	247	924	1,171	—	1984	12/24/13	15 to 30 Years
Gilbert, AZ	(a)	643	1,669	—	—	643	1,669	2,312	(128)	2006	10/28/11	14 to 39 years
Glendale, AZ	(a)	1,480	1,329	—	—	1,480	1,329	2,809	(360)	1996	06/25/04	15 to 30 years
Glendale, AZ	(a)	1,236	272	—	—	1,236	272	1,508	(166)	1995	06/25/04	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Golden, CO	(b)	650	334	—	—	650	334	984	—	1997	12/24/13	15 to 30 Years
Grand Junction, CO	(c)	1,363	1,990	—	—	1,363	1,990	3,353	(29)	1995	07/17/13	10 to 40 Years
Grandview, OH	(a)	2,164	1,165	—	—	2,164	1,165	3,329	(37)	1998	07/17/13	9 to 23 Years
Greensboro, NC	(a)	1,009	444	—	—	1,009	444	1,453	(203)	2003	12/31/07	15 to 40 years
Grove City, PA	(a)	531	495	—	—	531	495	1,026	(168)	1976	02/06/07	15 to 30 years
Gulfport, MS	(a)	652	442	—	548	652	990	1,642	(303)	1985	09/24/04	15 to 20 years
Gurnee, IL	(a)	586	619	—	—	586	619	1,205	(261)	1995	06/25/04	15 to 20 years
Hermitage, PA	(b)	604	717	—	—	604	717	1,321	(228)	1978	02/06/07	10 to 25 years
Hilliard, OH	(a)	1,149	1,291	—	—	1,149	1,291	2,440	(412)	1997	09/24/04	15 to 30 years
Hiram, GA	(a)	813	716	—	—	813	716	1,529	(24)	1999	07/17/13	6 to 21 Years
Hiram, GA	(a)	1,006	1,142	—	—	1,006	1,142	2,148	(361)	1987	02/28/06	15 to 30 years
Hodgkins, IL	(a)	1,230	2,048	—	—	1,230	2,048	3,278	(555)	1993	12/29/06	15 to 30 years
Houston, TX	(a)	1,286	263	—	—	1,286	263	1,549	(122)	1996	06/25/04	15 to 40 years
Houston, TX	(a)	1,098	439	—	—	1,098	439	1,537	(235)	1995	06/25/04	15 to 40 years
Houston, TX	(a)	1,156	352	—	—	1,156	352	1,508	(195)	1995	06/25/04	15 to 30 years
Houston, TX	(a)	1,086	413	—	—	1,086	413	1,499	(198)	1994	06/25/04	15 to 40 years
Houston, TX	(a)	2,844	1,620	—	—	2,844	1,620	4,464	(515)	1994	06/29/07	15 to 30 years
Houston, TX	(a)	2,348	1,348	—	—	2,348	1,348	3,696	(470)	1997	06/29/07	15 to 30 years
Independence, MO	(a)	1,450	1,967	—	—	1,450	1,967	3,417	(457)	2002	06/29/07	15 to 40 years
Indiana, PA	(a)	331	323	—	—	331	323	654	(123)	1982	02/06/07	15 to 30 years
Indianapolis, IN	(a)	1,971	2,295	—	—	1,971	2,295	4,266	(440)	2003	11/10/05	15 to 40 years
Jackson, MI	(b)	600	354	—	—	600	354	954	—	1997	12/24/13	15 to 30 Years
Johnson City, TN	1,933	1,331	2,304	—	—	1,331	2,304	3,635	(46)	1996	07/17/13	12 to 30 Years
Johnstown, PA	(a)	865	938	—	—	865	938	1,803	(39)	1998	07/17/13	8 to 20 Years
Joliet, IL	(a)	1,994	1,207	—	—	1,994	1,207	3,201	(428)	1996	12/29/06	15 to 30 years
Kansas City, KS	(b)	797	609	—	—	797	609	1,406	—	2006	12/24/13	15 to 40 Years
Kennesaw, GA	(a)	907	499	—	—	907	499	1,406	(164)	2001	02/28/06	15 to 40 years
Kingwood, TX	(a)	936	387	—	—	936	387	1,323	(205)	1994	06/25/04	15 to 30 years
Lake Charles, LA	(a)	1,619	1,349	—	—	1,619	1,349	2,968	(37)	1987	07/17/13	10 to 24 Years
Lander, WY	(a)	57	1,010	—	—	57	1,010	1,067	(347)	1883	12/29/06	15 to 20 years
Leeds, AL	(a)	907	926	—	31	907	957	1,864	(487)	2003	09/26/06	9 to 40 years
Lewis Center, OH	(a)	626	560	—	—	626	560	1,186	(187)	1998	06/25/04	15 to 30 years
Lexington, NC	(b)	910	1,059	—	—	910	1,059	1,969	(9)	1998	10/25/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Littleton, CO	(c)	696	1,943	—	—	696	1,943	2,639	(27)	1990	07/17/13	11 to 40 Years
Littleton, CO	(b)	502	629	—	—	502	629	1,131	—	1992	12/24/13	15 to 30 Years
Longview, WA	(c)	870	2,855	—	—	870	2,855	3,725	(37)	2004	07/17/13	13 to 40 Years
Loveland, CO	(c)	602	1,913	—	—	602	1,913	2,515	(24)	1997	07/17/13	12 to 40 Years
Lynchburg, VA	(a)	2,033	2,013	—	—	2,033	2,013	4,046	(31)	2000	08/21/13	15 to 30 Years
Mableton, GA	(a)	454	826	—	—	454	826	1,280	(210)	1987	02/28/06	15 to 30 years
Mableton, GA	(a)	634	578	—	—	634	578	1,212	(163)	1981	02/28/06	15 to 30 years
Macon, GA	(c)	838	1,723	—	—	838	1,723	2,561	(24)	1998	07/17/13	13 to 40 Years
Macon, GA	(c)	874	1,712	—	—	874	1,712	2,586	(25)	1998	07/17/13	11 to 40 Years
Marietta, GA	1,442	3,908	8,630	—	—	3,908	8,630	12,538	(2,299)	1992	10/15/04	15 to 30 years
Marietta, GA	(a)	797	428	—	—	797	428	1,225	(168)	1990	02/28/06	15 to 30 years
Mars, PA	(a)	946	2,221	—	—	946	2,221	3,167	(619)	1990	06/25/04	15 to 30 years
Mason, OH	(b)	620	599	—	—	620	599	1,219	—	1994	12/24/13	15 to 30 Years
Maumee, OH	(a)	1,505	1,817	(754)	(667)	751	1,150	1,901	(498)	1997	09/24/04	15 to 30 years
McAllen, TX	(a)	1,819	1,188	—	—	1,819	1,188	3,007	(456)	1997	06/29/07	15 to 30 years
Meadville, PA	(a)	981	1,056	—	—	981	1,056	2,037	(296)	1983	02/06/07	15 to 30 years
Melbourne, FL	(a)	2,005	794	—	—	2,005	794	2,799	(286)	1986	12/31/07	15 to 40 years
Mentor, OH	(a)	873	790	—	—	873	790	1,663	(257)	2003	12/31/07	15 to 40 years
Mesa, AZ	(a)	1,318	234	—	—	1,318	234	1,552	(161)	1995	06/25/04	15 to 20 years
Mesa, AZ	(a)	676	911	—	—	676	911	1,587	(85)	1978	10/28/11	14 to 39 years
Mesa, AZ	(b)	422	1,002	—	—	422	1,002	1,424	(21)	1990	06/14/13	15 to 40 Years
Mesa, AZ	(b)	255	805	—	—	255	805	1,060	(16)	1986	06/14/13	15 to 40 Years
Metairie, LA	(c)	800	3,016	—	—	800	3,016	3,816	(45)	1972	07/17/13	10 to 30 Years
Middleburg Heights, OH	(a)	1,456	793	—	—	1,456	793	2,249	(237)	1987	02/06/07	15 to 30 years
Midlothian, VA	(a)	823	1,151	—	246	823	1,397	2,220	(296)	1994	11/28/06	15 to 30 years
Milwaukee, WI	(a)	867	1,867	(525)	(1,045)	342	822	1,164	(439)	2001	12/29/06	13 to 30 years
Morrow, GA	(a)	652	450	—	—	652	450	1,102	(145)	1995	02/28/06	15 to 30 years
New Boston, OH	(b)	599	1,498	—	—	599	1,498	2,097	(10)	1995	10/25/13	15 to 30 Years
Newport News, VA	(b)	1,184	311	—	—	1,184	311	1,495	(196)	1995	06/25/04	10 to 25 years
Norcross, GA	(a)	678	402	—	—	678	402	1,080	(164)	1982	02/28/06	15 to 20 years
Norman, OK	(a)	1,466	2,294	—	—	1,466	2,294	3,760	(717)	1992	07/02/07	15 to 30 years
North Little Rock, AR	(a)	1,398	1,289	—	—	1,398	1,289	2,687	(544)	1993	09/23/05	15 to 20 years
Oklahoma City, OK	(a)	481	2,315	—	—	481	2,315	2,796	(5)	1920	12/02/13	30 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Oklahoma City, OK	(a)	479	1,877	—	—	479	1,877	2,356	(7)	1904	12/02/13	20 to 20 Years
Olean, NY	(a)	355	663	—	—	355	663	1,018	(205)	1977	02/06/07	15 to 30 years
Orange City, FL	(a)	409	694	—	—	409	694	1,103	(298)	1984	09/24/04	11 to 20 years
Orlando, FL	(a)	2,006	571	—	—	2,006	571	2,577	(198)	2002	12/31/07	15 to 40 years
Overland Park, KS	(a)	953	886	—	—	953	886	1,839	(18)	1989	08/22/13	15 to 20 Years
Paris, TX	1,790	552	1,821	—	—	552	1,821	2,373	(29)	1999	07/17/13	11 to 35 Years
Phoenix, AZ	(a)	787	663	—	—	787	663	1,450	(83)	1964	10/28/11	14 to 29 years
Picayune, MS	(a)	1,250	1,409	—	—	1,250	1,409	2,659	(31)	1999	07/17/13	7 to 29 Years
Pittsburgh, PA	(a)	1,289	1,871	—	—	1,289	1,871	3,160	(512)	1992	06/25/04	15 to 30 years
Pittsburgh, PA	(a)	1,481	676	—	—	1,481	676	2,157	(237)	2006	12/31/07	15 to 40 years
Plano, TX	(a)	2,418	1,529	—	—	2,418	1,529	3,947	(414)	1998	06/29/07	15 to 40 years
Princeton, WV	(a)	948	2,212	—	—	948	2,212	3,160	(51)	2001	07/17/13	11 to 25 Years
Queen Creek, AZ	(b)	609	1,159	—	—	609	1,159	1,768	(26)	2004	06/14/13	15 to 40 Years
Rapid City, SD	(a)	878	1,657	—	—	878	1,657	2,535	(561)	1902	12/29/06	15 to 20 years
Rawlins, WY	(a)	25	406	—	—	25	406	431	(148)	1958	12/29/06	15 to 20 years
Richmond, VA	(a)	1,253	1,410	—	29	1,253	1,439	2,692	(352)	1977	11/28/06	15 to 30 years
Rio Grande City, TX	(a)	634	1,364	—	—	634	1,364	1,998	(322)	1999	04/01/05	15 to 40 years
Roanoke, VA	(a)	493	929	—	—	493	929	1,422	(262)	1976	01/17/07	15 to 30 years
Roanoke, VA	(a)	1,362	1,836	—	—	1,362	1,836	3,198	(24)	1996	08/21/13	15 to 30 Years
San Antonio, TX	(b)	1,204	—	—	—	1,204	—	1,204	—	(f)	09/26/13	12 to 12 Years
Santa Fe, NM	(c)	2,120	2,033	—	—	2,120	2,033	4,153	(29)	1997	07/17/13	13 to 40 Years
Sarasota, FL	(a)	2,758	412	—	—	2,758	412	3,170	(17)	2000	07/17/13	12 to 25 Years
Savannah, GA	(c)	1,112	1,727	—	—	1,112	1,727	2,839	(25)	1993	07/17/13	13 to 40 Years
Shawnee, OK	(a)	621	1,399	—	—	621	1,399	2,020	—	1993	12/30/13	15 to 30 Years
Shelbyville, IN	(b)	549	752	—	—	549	752	1,301	(172)	2006	12/21/07	15 to 50 years
Sioux Falls, SD	(b)	640	206	—	—	640	206	846	—	1994	12/24/13	15 to 30 Years
Springfield, IL	(a)	1,115	772	—	—	1,115	772	1,887	(243)	1996	12/31/07	15 to 40 years
Springfield, MO	(a)	1,655	1,467	—	—	1,655	1,467	3,122	(527)	1993	09/23/05	15 to 30 years
Thornton, CO	(b)	944	128	—	—	944	128	1,072	—	1996	12/24/13	15 to 30 Years
Tilton, NH	(c)	1,565	—	—	—	1,565	—	1,565	—	(f)	07/17/13	23 to 23 Years
Trussville, AL	(c)	1,222	1,770	—	—	1,222	1,770	2,992	(29)	2007	07/17/13	12 to 38 Years
Trussville, AL	(b)	797	256	—	—	797	256	1,053	—	1998	12/24/13	15 to 30 Years
Tulsa, OK	(a)	1,540	1,997	—	—	1,540	1,997	3,537	(494)	2002	07/02/07	15 to 40 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Tupelo, MS	(a)	1,131	1,175	—	—	1,131	1,175	2,306	(30)	1995	07/17/13	7 to 26 Years
Union Gap, WA	(c)	522	2,218	—	—	522	2,218	2,740	(27)	2004	07/17/13	13 to 40 Years
Villa Rica, GA	(a)	807	629	—	—	807	629	1,436	(216)	1999	02/28/06	15 to 30 years
Walla Walla, WA	(c)	665	2,072	—	—	665	2,072	2,737	(34)	2005	07/17/13	11 to 35 Years
Warner Robins, GA	(c)	1,228	1,714	—	—	1,228	1,714	2,942	(26)	1994	07/17/13	11 to 40 Years
Warren, OH	(a)	973	640	—	—	973	640	1,613	(199)	1999	02/06/07	15 to 30 years
Warren, PA	(a)	383	427	—	—	383	427	810	(160)	1970	02/06/07	15 to 30 years
Warwick, RI	(a)	1,593	1,314	—	—	1,593	1,314	2,907	(361)	1990	12/31/07	15 to 40 years
Weslaco, TX	(a)	900	2,306	—	—	900	2,306	3,206	(495)	2001	04/01/05	15 to 40 years
Wichita Falls, TX	(a)	1,031	2,427	—	—	1,031	2,427	3,458	(38)	2006	07/17/13	13 to 35 Years
Youngstown, OH	(a)	1,560	557	—	—	1,560	557	2,117	(182)	1985	02/06/07	15 to 30 years

Automotive dealers, parts and service
Alabaster, AL	(a)	631	1,010	—	—	631	1,010	1,641	(162)	1995	12/22/06	40 to 40 years
Albany, GA	(a)	242	572	—	—	242	572	814	(115)	1982	09/07/07	15 to 40 years
Albany, GA	(a)	281	575	—	—	281	575	856	(167)	1997	09/07/07	15 to 30 years
Albuquerque, NM	(a)	885	2,998	—	—	885	2,998	3,883	(43)	1990	07/17/13	7 to 35 Years
Arlington Heights, IL	(a)	1,530	5,354	—	—	1,530	5,354	6,884	(76)	1995	07/17/13	9 to 36 Years
Ashland, KY	(a)	613	1,284	—	—	613	1,284	1,897	(18)	2006	07/17/13	8 to 48 Years
Auburn Hills, MI	(b)	3,542	6,597	—	—	3,542	6,597	10,139	(161)	1995	07/17/13	8 to 38 Years
Auburn, AL	(a)	354	1,182	30	78	384	1,260	1,644	(280)	1987	12/22/06	15 to 30 years
Auburn, AL	(a)	676	647	—	—	676	647	1,323	(198)	1995	09/07/07	15 to 30 years
Bessemer, AL	(a)	358	1,197	—	—	358	1,197	1,555	(192)	1988	12/22/06	40 to 40 years
Birmingham, AL	(a)	372	1,073	—	—	372	1,073	1,445	(230)	1965	12/22/06	30 to 30 years
Birmingham, AL	(a)	607	1,379	—	—	607	1,379	1,986	(221)	1988	12/22/06	40 to 40 years
Birmingham, AL	(a)	339	858	—	—	339	858	1,197	(138)	1990	12/22/06	40 to 40 years
Birmingham, AL	(a)	343	901	—	—	343	901	1,244	(145)	1989	12/22/06	40 to 40 years
Birmingham, AL	(a)	417	1,237	—	—	417	1,237	1,654	(198)	1970	12/22/06	40 to 40 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Birmingham, AL	(a)	334	1,119	—	—	334	1,119	1,453	(180)	1989	12/22/06	40 to 40 years
Birmingham, AL	(a)	300	839	—	—	300	839	1,139	(108)	1998	12/22/06	50 to 50 years
Bonita Springs, FL	(a)	582	312	—	101	582	413	995	(20)	1990	03/19/13	10 to 30 Years
Bradenton, FL	(a)	594	494	—	222	594	716	1,310	(36)	1988	03/19/13	10 to 30 Years
Caldwell, TX	(a)	1,775	1,725	—	—	1,775	1,725	3,500	(637)	2000	12/31/07	11 to 36 years
Charlotte, NC	(a)	403	1,146	—	—	403	1,146	1,549	(18)	2008	07/17/13	12 to 43 Years
Clarksville, IN	(a)	1,055	1,758	—	—	1,055	1,758	2,813	(35)	1993	07/17/13	8 to 30 Years
Clearwater, FL	(a)	463	443	—	131	463	574	1,037	(25)	1989	03/19/13	10 to 30 Years
Colorado Springs, CO	(a)	1,335	1,587	—	—	1,335	1,587	2,922	(45)	1994	07/17/13	7 to 26 Years
Columbia Heights, MN	1,038	510	1,314	—	—	510	1,314	1,824	(18)	2005	07/17/13	7 to 43 Years
Conroe, TX	(a)	4,338	448	955	145	5,293	593	5,886	(1,128)	2005	11/17/06	12 to 47 years
Crestview, FL	(a)	544	743	—	—	544	743	1,287	(189)	1975	09/07/07	15 to 30 years
Davie, FL	5,058	1,961	6,370	—	—	1,961	6,370	8,331	(83)	2006	07/17/13	8 to 41 Years
Decatur, AL	(a)	187	1,174	—	98	187	1,272	1,459	(165)	2000	12/22/06	20 to 50 years
Decatur, AL	(a)	84	803	—	—	84	803	887	(103)	2001	12/22/06	50 to 50 years
Dothan, AL	(a)	162	659	—	—	162	659	821	(165)	1996	09/07/07	15 to 30 years
Duluth, MN	860	207	1,462	—	—	207	1,462	1,669	(16)	2006	07/17/13	7 to 48 Years
Dunellen, NJ	(a)	1,177	1,973	—	—	1,177	1,973	3,150	(23)	2008	07/17/13	10 to 48 Years
El Centro, CA	(a)	1,295	1,504	—	—	1,295	1,504	2,799	(31)	2006	07/17/13	9 to 33 Years
Estero, FL	(a)	334	571	—	—	334	571	905	(5)	2004	10/28/13	9 to 30 Years
Estero, FL	(a)	394	399	—	—	394	399	793	(4)	2008	10/28/13	9 to 30 Years
Fergus Falls, MN	722	294	978	—	—	294	978	1,272	(13)	2005	07/17/13	7 to 47 Years
Florence, AL	(a)	130	1,128	—	—	130	1,128	1,258	(145)	1999	12/22/06	50 to 50 years
Fort Myers, FL	(a)	555	312	—	131	555	443	998	(22)	1990	03/19/13	10 to 30 Years
Frederick, MD	(a)	1,571	2,529	—	—	1,571	2,529	4,100	(39)	1987	07/17/13	9 to 40 Years
Ft Myers, FL	(a)	344	631	—	—	344	631	975	(5)	2003	10/28/13	9 to 30 Years
Gardendale, AL	(a)	586	1,274	—	—	586	1,274	1,860	(204)	1989	12/22/06	40 to 40 years
Gettysburg, PA	(a)	1,385	3,259	—	—	1,385	3,259	4,644	(1,027)	2005	02/16/07	5 to 30 years
Grand Bay, AL	(a)	226	1,242	—	—	226	1,242	1,468	(15)	2005	07/17/13	7 to 47 Years
Grand Forks, ND	840	287	1,132	—	—	287	1,132	1,419	(17)	2005	07/17/13	7 to 45 Years
Greenfield, IN	(b)	458	996	—	—	458	996	1,454	(14)	2003	07/17/13	12 to 47 Years
Greenville, SC	14,353	9,731	11,625	—	—	9,731	11,625	21,356	(217)	1998	07/17/13	3 to 40 Years
Greenville, SC	(a)	2,561	1,526	—	—	2,561	1,526	4,087	(889)	1999	12/28/05	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Gulf Breeze, FL	(a)	296	457	—	—	296	457	753	(118)	1993	09/07/07	15 to 30 years
Hampton, VA	(a)	1,662	2,974	—	—	1,662	2,974	4,636	(55)	1993	07/17/13	9 to 35 Years
Holland Township, MI	1,231	493	1,212	—	—	493	1,212	1,705	(15)	2006	07/17/13	7 to 47 Years
Holland, MI	1,193	542	1,384	—	—	542	1,384	1,926	(18)	2006	07/17/13	7 to 47 Years
Houston, TX	(b)	2,214	2,504	—	—	2,214	2,504	4,718	(773)	1992	06/29/07	6 to 30 years
Huntsville, AL	(a)	778	1,686	—	—	778	1,686	2,464	(476)	1997	02/23/04	15 to 30 years
Huntsville, AL	(a)	184	1,037	—	—	184	1,037	1,221	(133)	2001	12/22/06	50 to 50 years
Huntsville, AL	(a)	252	917	—	—	252	917	1,169	(196)	1965	12/22/06	30 to 30 years
Huntsville, AL	(a)	374	1,295	—	109	374	1,404	1,778	(224)	1997	12/22/06	20 to 40 years
Huntsville, AL	(a)	195	1,649	—	—	195	1,649	1,844	(265)	1993	12/22/06	40 to 40 years
Huntsville, AL	(a)	295	893	—	—	295	893	1,188	(143)	1994	12/22/06	40 to 40 years
Hurley, MS	(a)	265	1,052	—	—	265	1,052	1,317	(15)	2005	07/17/13	7 to 45 Years
Irving, TX	(a)	7,348	970	—	—	7,348	970	8,318	(1,548)	1960	06/01/06	12 to 27 years
Irving, TX	(a)	931	268	—	—	931	268	1,199	(117)	1965	04/19/07	12 to 18 years
Irvington, NJ	(a)	1,605	1,912	—	—	1,605	1,912	3,517	(26)	2006	07/17/13	7 to 47 Years
Jackson, OH	(a)	397	1,251	—	—	397	1,251	1,648	(17)	2005	07/17/13	7 to 47 Years
Jacksonville, FL	(c)	6,155	10,957	—	—	6,155	10,957	17,112	(1,836)	2005	06/30/05	15 to 40 years
Jacksonville, FL	(a)	3,170	938	—	—	3,170	938	4,108	(400)	1989	12/28/05	15 to 30 years
Kennesaw, GA	(a)	3,931	5,334	—	—	3,931	5,334	9,265	(507)	1995	02/16/12	15 to 30 years
Lakeland, FL	(a)	1,204	1,917	—	—	1,204	1,917	3,121	(31)	1991	07/17/13	7 to 38 Years
Largo, FL	(a)	416	494	—	111	416	605	1,021	(25)	1989	03/19/13	10 to 30 Years
Lincoln, NE	(a)	1,318	1,604	—	—	1,318	1,604	2,922	(532)	1972	07/13/07	11 to 26 years
Madison, AL	(a)	211	1,401	—	—	211	1,401	1,612	(225)	1997	12/22/06	40 to 40 years
Madison, AL	(a)	359	1,505	—	—	359	1,505	1,864	(241)	1995	12/22/06	40 to 40 years
Marianna, FL	(a)	283	452	—	—	283	452	735	(114)	1994	09/07/07	15 to 40 years
Maryland Heights, MO	(a)	522	1,155	—	—	522	1,155	1,677	(16)	2005	07/17/13	7 to 47 Years
Midlothian, VA	(c)	4,775	6,056	—	—	4,775	6,056	10,831	(1,005)	2004	06/30/05	15 to 40 years
Midwest City, OK	(a)	353	815	—	—	353	815	1,168	(13)	2007	07/17/13	9 to 44 Years
Milton, FL	(a)	137	577	—	—	137	577	714	(145)	1986	09/07/07	15 to 30 years
Mobile, AL	(a)	157	508	—	—	157	508	665	(131)	1982	09/07/07	15 to 30 years
Mobile, AL	(a)	155	500	—	—	155	500	655	(128)	1984	09/07/07	15 to 30 years
Mobile, AL	(a)	167	601	—	—	167	601	768	(154)	1990	09/07/07	15 to 30 years
Mobile, AL	(a)	89	501	—	—	89	501	590	(121)	1982	11/30/07	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Montgomery, AL	(a)	398	626	—	—	398	626	1,024	(176)	1997	09/07/07	15 to 30 years
Montgomery, AL	(a)	241	628	—	—	241	628	869	(161)	1997	09/07/07	15 to 30 years
Montgomery, AL	(a)	422	857	—	—	422	857	1,279	(221)	1992	09/07/07	15 to 30 years
Montgomery, AL	(a)	303	636	—	—	303	636	939	(168)	1996	09/07/07	15 to 30 years
Montgomery, AL	(a)	275	528	—	—	275	528	803	(150)	1988	09/07/07	15 to 30 years
Moultrie, GA	(a)	179	271	—	—	179	271	450	(114)	1983	09/07/07	15 to 20 years
Naples, FL	(a)	249	265	—	—	249	265	514	(3)	1966	10/28/13	9 to 20 Years
Naples, FL	(a)	173	591	—	—	173	591	764	(4)	2010	10/28/13	9 to 30 Years
Naples, FL	(a)	425	424	—	—	425	424	849	(4)	1985	10/28/13	9 to 30 Years
Naples, FL	(a)	333	302	—	121	333	423	756	(19)	1990	03/19/13	10 to 30 Years
New Boston, OH	(a)	345	1,538	—	—	345	1,538	1,883	(18)	2005	07/17/13	7 to 47 Years
Niceville, FL	(a)	458	454	—	—	458	454	912	(102)	1996	09/07/07	15 to 40 years
Ocean Springs, MS	(a)	145	186	—	—	145	186	331	(4)	1997	07/17/13	15 to 30 Years
Ontario, CA	(c)	7,981	6,937	—	—	7,981	6,937	14,918	(1,143)	2005	06/30/05	15 to 40 years
Opelika, AL	(a)	503	628	—	—	503	628	1,131	(186)	1995	09/07/07	15 to 30 years
Orem, UT	(a)	1,224	2,132	—	—	1,224	2,132	3,356	(34)	1990	07/17/13	9 to 40 Years
Oxford, AL	(a)	120	1,224	—	—	120	1,224	1,344	(196)	1990	12/22/06	40 to 40 years
Panama City, FL	(a)	378	252	—	—	378	252	630	(6)	1988	07/17/13	15 to 30 Years
Pasadena, TX	(a)	1,224	4,263	—	—	1,224	4,263	5,487	(60)	1995	07/17/13	9 to 40 Years
Penns Grove, NJ	(a)	612	1,564	—	—	612	1,564	2,176	(20)	2006	07/17/13	8 to 47 Years
Pensacola, FL	(a)	238	564	—	—	238	564	802	(146)	1994	09/07/07	15 to 30 years
Pensacola, FL	(a)	104	333	—	—	104	333	437	(93)	1968	09/07/07	15 to 30 years
Pensacola, FL	(a)	148	459	—	—	148	459	607	(117)	1972	09/07/07	15 to 30 years
Pensacola, FL	(a)	195	569	—	—	195	569	764	(151)	1983	09/07/07	15 to 30 years
Pensacola, FL	(a)	150	575	—	—	150	575	725	(150)	1986	09/07/07	15 to 30 years
Pineville, NC	(c)	4,865	1,902	—	—	4,865	1,902	6,767	(57)	2002	07/17/13	10 to 30 Years
Pinson, AL	(a)	320	916	—	—	320	916	1,236	(118)	2001	12/22/06	50 to 50 years
Plano, TX	(b)	3,064	2,707	—	—	3,064	2,707	5,771	(975)	1992	06/29/07	5 to 30 years
Pompano Beach, FL	(c)	6,153	5,010	—	—	6,153	5,010	11,163	(835)	2004	06/30/05	15 to 40 years
Portland, ME	(a)	650	566	—	—	650	566	1,216	(192)	1993	03/07/07	13 to 28 years
Rainsville, AL	(a)	251	1,073	—	—	251	1,073	1,324	(16)	2005	07/17/13	7 to 42 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Raleigh, NC	(b)	4,163	4,017	—	—	4,163	4,017	8,180	(147)	1994	07/17/13	4 to 25 Years
Sarasota, FL	(a)	386	312	—	141	386	453	839	(22)	1987	03/19/13	10 to 30 Years
Sarasota, FL	(a)	278	312	—	131	278	443	721	(19)	1987	03/19/13	10 to 30 Years
Scottsburg, IN	(a)	238	665	—	—	238	665	903	(10)	2006	07/17/13	8 to 43 Years
Spanish Fort, AL	(a)	563	607	—	—	563	607	1,170	(207)	1993	09/07/07	15 to 30 years
St. Francis, WI	(a)	532	1,557	—	—	532	1,557	2,089	(22)	2006	07/17/13	8 to 48 Years
Suwanee, GA	(a)	480	1,350	—	—	480	1,350	1,830	(10)	1985	10/21/13	13 to 30 Years
Tamarac, FL	(a)	1,407	2,660	—	—	1,407	2,660	4,067	(39)	1997	07/17/13	7 to 39 Years
Trenton, OH	(b)	324	842	—	—	324	842	1,166	(13)	2003	07/17/13	11 to 47 Years
Tulsa, OK	(a)	1,225	373	—	—	1,225	373	1,598	(459)	1999	12/28/05	15 to 20 years
Tulsa, OK	(a)	1,808	4,539	—	—	1,808	4,539	6,347	(1,340)	1992	05/26/06	10 to 30 years
Valdosta, GA	(a)	376	576	—	—	376	576	952	(158)	1996	11/30/07	15 to 30 years
Waycross, GA	(a)	380	142	—	—	380	142	522	—	1956	12/10/13	15 to 30 Years
West Warwick, RI	(a)	1,323	2,917	—	—	1,323	2,917	4,240	(45)	1993	07/17/13	9 to 41 Years
Willingboro, NJ	(a)	784	1,369	—	—	784	1,369	2,153	(22)	2007	07/17/13	9 to 47 Years
Zeeland, MI	1,057	490	1,136	—	—	490	1,136	1,626	(15)	2006	07/17/13	7 to 47 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Movie Theaters
Batavia, IL	(a)	4,705	7,561	—	—	4,705	7,561	12,266	(1,797)	1995	02/24/06	13 to 38 years
Bixby, OK	(a)	5,585	10,101	—	—	5,585	10,101	15,686	(2,985)	1998	11/30/04	15 to 30 years
Cedar Rapids, IA	(a)	2,521	5,461	—	—	2,521	5,461	7,982	(1,224)	1998	09/30/04	15 to 40 years
Colorado Springs, CO	(a)	1,892	1,732	—	—	1,892	1,732	3,624	(638)	1995	09/30/05	15 to 30 years
Columbia, SC	(a)	2,115	2,091	—	—	2,115	2,091	4,206	(587)	1996	09/30/05	15 to 30 years
Covina, CA	(b)	5,566	26,922	—	—	5,566	26,922	32,488	(4,664)	1997	06/23/04	14 to 40 years
Durham, NC	(a)	1,630	2,685	—	—	1,630	2,685	4,315	(910)	1994	09/30/05	14 to 30 years
Fort Wayne, IN	(a)	2,696	9,849	682	—	3,378	9,849	13,227	(2,160)	2005	06/30/04	15 to 40 years
Goodyear, AZ	(a)	3,881	4,392	—	—	3,881	4,392	8,273	(1,006)	1998	12/15/05	12 to 37 years
Greensboro, NC	(a)	2,359	2,431	—	—	2,359	2,431	4,790	(708)	1996	09/30/05	15 to 30 years
Johnston, IA	(c)	3,046	10,213	—	—	3,046	10,213	13,259	(2,578)	1998	06/23/04	15 to 30 Years
Kansas City, MO	(a)	2,543	7,943	—	—	2,543	7,943	10,486	(1,479)	2003	07/29/04	15 to 50 years
Lees Summit, MO	(a)	3,517	9,735	—	—	3,517	9,735	13,252	(2,172)	1999	07/29/04	15 to 40 years
Longview, TX	(a)	1,432	2,946	—	—	1,432	2,946	4,378	(850)	1995	09/30/05	15 to 30 years
Martinsburg, WV	(a)	2,450	3,528	—	—	2,450	3,528	5,978	(1,105)	1998	09/30/05	13 to 30 years
Missoula, MT	(a)	2,333	3,406	—	—	2,333	3,406	5,739	(807)	1998	06/23/04	15 to 40 years
Noblesville, IN	(a)	1,760	—	2,338	10,172	4,098	10,172	14,270	(2,191)	2008	01/05/07	14 to 39 years
Overland Park, KS	(a)	4,935	12,281	—	—	4,935	12,281	17,216	(1,992)	2004	12/15/05	12 to 57 years
Phoenix, AZ	(a)	2,652	11,495	—	—	2,652	11,495	14,147	(1,990)	1997	05/17/04	13 to 40 years
Portage, IN	(a)	4,621	8,300	—	—	4,621	8,300	12,921	(2,172)	2007	12/02/05	13 to 38 years
Raleigh, NC	(a)	3,636	8,833	—	—	3,636	8,833	12,469	(2,336)	1988	06/23/04	12 to 27 years
Saginaw, MI	(a)	2,538	—	—	8,358	2,538	8,358	10,896	(7)	2013	12/02/13	15 to 15 Years
Wilmington, NC	(a)	1,552	2,934	—	—	1,552	2,934	4,486	(816)	1997	09/30/05	15 to 30 years
Winston-Salem, NC	(a)	1,567	2,140	—	—	1,567	2,140	3,707	(729)	1993	10/28/05	13 to 30 years
Yukon, OK	(c)	1,082	3,538	—	—	1,082	3,538	4,620	(63)	2007	07/17/13	8 to 33 Years

Convenience Stores/Car Washes
Akron, OH	(d)	424	1,139	—	—	424	1,139	1,563	(23)	1995	07/17/13	13 to 30 Years
Akron, OH	(d)	587	1,073	—	—	587	1,073	1,660	(24)	1998	07/17/13	13 to 32 Years
Akron, OH	(d)	500	2,058	—	—	500	2,058	2,558	(34)	2000	07/17/13	15 to 33 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Akron, OH	(d)	337	1,149	—	—	337	1,149	1,486	(20)	2001	07/17/13	15 to 35 Years
Akron, OH	(d)	595	1,031	—	—	595	1,031	1,626	(23)	1995	07/17/13	14 to 30 Years
Akron, OH	(d)	554	824	—	—	554	824	1,378	(17)	1969	07/17/13	14 to 38 Years
Akron, OH	(d)	517	1,122	—	—	517	1,122	1,639	(24)	1994	07/17/13	13 to 29 Years
Akron, OH	(d)	283	1,160	—	—	283	1,160	1,443	(21)	1997	07/17/13	14 to 32 Years
Akron, OH	(d)	434	1,198	—	—	434	1,198	1,632	(25)	1994	07/17/13	14 to 29 Years
Akron, OH	(d)	343	1,193	—	—	343	1,193	1,536	(22)	1991	07/17/13	15 to 31 Years
Akron, OH	(d)	513	1,251	—	—	513	1,251	1,764	(24)	1996	07/17/13	15 to 31 Years
Akron, OH	(d)	321	1,179	—	—	321	1,179	1,500	(23)	1994	07/17/13	13 to 29 Years
Akron, OH	(d)	402	1,263	—	—	402	1,263	1,665	(22)	2000	07/17/13	13 to 34 Years
Akron, OH	(d)	291	1,230	—	—	291	1,230	1,521	(26)	1950	07/17/13	12 to 28 Years
Albuquerque, NM	(d)	699	777	—	—	699	777	1,476	(29)	1994	07/17/13	9 to 35 Years
Apopka, FL	(e)	477	389	—	—	477	389	866	—	1989	12/19/13	15 to 30 Years
Arnold, MO	(b)	3,275	3,014	—	—	3,275	3,014	6,289	(115)	1998	07/17/13	5 to 21 Years
Asheville, NC	(a)	278	776	—	168	278	944	1,222	(33)	2000	05/08/13	8 to 29 Years
Asheville, NC	(a)	247	497	—	87	247	584	831	(22)	1986	05/08/13	8 to 29 Years
Ashland, NH	(d)	398	157	—	—	398	157	555	(18)	1970	06/28/12	15 to 20 years
Auburn, AL	(d)	757	1,199	—	—	757	1,199	1,956	(30)	1990	07/17/13	10 to 28 Years
Auburn, ME	(d)	371	444	—	—	371	444	815	(31)	1996	06/28/12	15 to 30 years
Auburn, ME	(d)	287	222	—	—	287	222	509	(22)	1968	06/28/12	15 to 20 years
Augusta, GA	(d)	400	1,540	—	—	400	1,540	1,940	(27)	1985	07/17/13	13 to 30 Years
Augusta, ME	(d)	318	322	—	—	318	322	640	(23)	1997	06/28/12	15 to 28 years
Bangor, ME	(d)	327	141	—	—	327	141	468	(25)	1973	06/28/12	15 to 15 years
Barberton, OH	(d)	255	1,244	—	—	255	1,244	1,499	(25)	1991	07/17/13	12 to 29 Years
Barberton, OH	(d)	884	1,885	—	—	884	1,885	2,769	(37)	2000	07/17/13	13 to 34 Years
Barberton, OH	(d)	321	1,219	—	—	321	1,219	1,540	(22)	1996	07/17/13	14 to 31 Years
Bartlett, NH	(d)	325	399	—	—	325	399	724	(28)	1998	06/28/12	15 to 32 years
Baton Rouge, LA	(d)	260	859	—	—	260	859	1,119	(19)	1976	07/17/13	7 to 29 Years
Baton Rouge, LA	(d)	330	997	—	—	330	997	1,327	(19)	1970	07/17/13	8 to 30 Years
Baton Rouge, LA	(d)	481	913	—	—	481	913	1,394	(21)	1977	07/17/13	8 to 30 Years
Beaufort, SC	(d)	850	1,337	—	—	850	1,337	2,187	(28)	1997	07/17/13	12 to 34 Years
Bedford, OH	(d)	750	680	—	—	750	680	1,430	(18)	2000	07/17/13	15 to 33 Years
Berlin, NH	(d)	387	317	—	—	387	317	704	(32)	1991	06/28/12	15 to 22 years
Bluffton, SC	(d)	1,531	645	—	—	1,531	645	2,176	(19)	1997	07/17/13	10 to 32 Years
Boise, ID	(a)	2,155	2,488	—	—	2,155	2,488	4,643	(100)	2004	05/15/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Boise, ID	(a)	217	—	—	—	217	—	217	(1)	0	05/15/13	15 to 15 Years
Bossier City, LA	(d)	565	1,051	—	—	565	1,051	1,616	(24)	1987	07/17/13	9 to 25 Years
Brewer, ME	(d)	238	260	—	—	238	260	498	(24)	1967	06/28/12	15 to 25 years
Brookpark, OH	(d)	623	978	—	—	623	978	1,601	(21)	1998	07/17/13	13 to 32 Years
Calais, ME	(d)	187	213	—	—	187	213	400	(23)	1968	06/28/12	15 to 20 years
Canton, OH	(d)	362	1,159	—	—	362	1,159	1,521	(25)	1992	07/17/13	12 to 28 Years
Canton, OH	(d)	1,037	1,557	—	—	1,037	1,557	2,594	(35)	2000	07/17/13	15 to 34 Years
Cave Creek, AZ	(c)	2,711	2,201	—	—	2,711	2,201	4,912	(631)	1998	07/02/07	15 to 40 years
Charleston, SC	(d)	1,547	1,242	—	—	1,547	1,242	2,789	(38)	1987	07/17/13	7 to 20 Years
Charlotte, NC	(d)	1,507	749	—	—	1,507	749	2,256	(19)	1996	07/17/13	9 to 35 Years
Charlotte, NC	(d)	1,442	789	—	—	1,442	789	2,231	(25)	1997	07/17/13	8 to 35 Years
Charlotte, NC	(d)	1,392	563	—	—	1,392	563	1,955	(30)	1991	07/17/13	6 to 32 Years
Cleveland, OH	(d)	804	1,513	—	—	804	1,513	2,317	(29)	2002	07/17/13	13 to 35 Years
Columbia, SC	(d)	1,061	1,073	—	—	1,061	1,073	2,134	(23)	1997	07/17/13	11 to 32 Years
Columbia, SC	(d)	1,261	985	—	—	1,261	985	2,246	(24)	1993	07/17/13	10 to 28 Years
Columbus, GA	(d)	711	943	—	—	711	943	1,654	(20)	1990	07/17/13	13 to 32 Years
Columbus, GA	(d)	574	1,039	—	—	574	1,039	1,613	(20)	1984	07/17/13	13 to 32 Years
Columbus, GA	(d)	867	2,299	—	—	867	2,299	3,166	(42)	1978	07/17/13	13 to 30 Years
Columbus, GA	(d)	1,465	2,088	—	—	1,465	2,088	3,553	(41)	1995	07/17/13	11 to 34 Years
Columbus, GA	(d)	730	1,317	—	—	730	1,317	2,047	(28)	1978	07/17/13	13 to 28 Years
Concord, NH	(d)	260	330	—	—	260	330	590	(26)	1988	06/28/12	15 to 25 years
Copley, OH	(d)	379	999	—	—	379	999	1,378	(22)	1993	07/17/13	12 to 28 Years
Cuyahoga Falls, OH	(d)	657	1,018	—	—	657	1,018	1,675	(25)	1995	07/17/13	13 to 30 Years
Cuyahoga Falls, OH	(d)	958	1,416	—	—	958	1,416	2,374	(31)	2002	07/17/13	15 to 35 Years
Cuyahoga Falls, OH	(d)	342	806	—	—	342	806	1,148	(19)	1972	07/17/13	12 to 26 Years
El Paso, TX	(d)	1,143	1,029	—	—	1,143	1,029	2,172	(53)	1999	07/17/13	4 to 27 Years
El Paso, TX	(d)	987	558	—	—	987	558	1,545	(25)	1999	07/17/13	3 to 26 Years
El Paso, TX	(d)	1,090	1,203	—	—	1,090	1,203	2,293	(40)	1998	07/17/13	6 to 35 Years
Enoree, SC	(a)	1,597	1,894	—	280	1,597	2,174	3,771	(83)	2000	05/08/13	8 to 29 Years
Fairlawn, OH	(d)	616	1,064	—	—	616	1,064	1,680	(25)	1993	07/17/13	13 to 28 Years
Fort Mill, SC	(d)	1,589	1,356	—	—	1,589	1,356	2,945	(26)	1999	07/17/13	10 to 33 Years
Freeport, ME	(d)	503	343	—	—	503	343	846	(28)	1991	06/28/12	15 to 26 years
Goose Creek, SC	(d)	682	1,571	—	—	682	1,571	2,253	(40)	1983	07/17/13	7 to 28 Years
Gorham, NH	(d)	723	358	—	—	723	358	1,081	(42)	1975	06/28/12	15 to 18 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Harrington, ME	(d)	331	459	—	—	331	459	790	(38)	1992	06/28/12	15 to 32 years
Hockessin, DE	(c)	1,921	2,477	—	—	1,921	2,477	4,398	(42)	2000	07/17/13	8 to 46 Years
Honea Path, SC	(a)	1,268	1,134	—	175	1,268	1,309	2,577	(67)	1996	05/08/13	8 to 29 Years
Huntersville, NC	(d)	1,539	924	—	—	1,539	924	2,463	(32)	1996	07/17/13	8 to 35 Years
Inman, SC	(a)	2,183	897	—	165	2,183	1,062	3,245	(96)	1994	05/08/13	8 to 29 Years
Kent, OH	(d)	258	917	—	—	258	917	1,175	(18)	1994	07/17/13	13 to 29 Years
Kissimmee, FL	(e)	759	1,060	—	—	759	1,060	1,819	—	2005	12/19/13	15 to 30 Years
Lanett, AL	(d)	299	844	—	—	299	844	1,143	(19)	1974	07/17/13	10 to 25 Years
Laurens, SC	(a)	505	622	—	118	505	740	1,245	(32)	1992	05/08/13	8 to 29 Years
Lewiston, ME	(d)	460	341	—	—	460	341	801	(32)	1994	06/28/12	15 to 28 years
Macon, GA	(d)	470	1,226	—	—	470	1,226	1,696	(31)	1974	07/17/13	7 to 35 Years
Macon, GA	(d)	471	1,066	—	—	471	1,066	1,537	(33)	1993	07/17/13	5 to 35 Years
Madison, ME	(d)	130	410	—	—	130	410	540	(30)	1988	06/28/12	15 to 25 years
Manahawkin, NJ	(c)	3,258	1,954	—	—	3,258	1,954	5,212	(72)	2000	07/17/13	8 to 46 Years
Manchester, ME	(d)	279	285	—	—	279	285	564	(29)	1990	06/28/12	15 to 20 years
Maple Heights, OH	(d)	747	917	—	—	747	917	1,664	(22)	1998	07/17/13	13 to 32 Years
Martinez, GA	(d)	626	996	—	—	626	996	1,622	(50)	1986	07/17/13	3 to 35 Years
Meridian, ID	(a)	1,924	2,170	—	—	1,924	2,170	4,094	(93)	2006	05/15/13	15 to 30 Years
Midland, GA	(d)	637	2,136	—	—	637	2,136	2,773	(32)	1995	07/17/13	9 to 35 Years
Mobile, AL	(d)	552	1,664	—	—	552	1,664	2,216	(38)	1987	07/17/13	11 to 28 Years
Mobile, AL	(d)	939	878	—	—	939	878	1,817	(26)	1988	07/17/13	13 to 28 Years
Monroe, LA	(d)	517	1,455	—	—	517	1,455	1,972	(39)	1986	07/17/13	6 to 28 Years
Mount Pleasant, SC	(d)	1,328	1,073	—	—	1,328	1,073	2,401	(21)	1978	07/17/13	7 to 30 Years
Murphy, NC	(a)	489	298	—	49	489	347	836	(17)	1965	05/08/13	8 to 19 Years
N. Augusta, SC	(d)	1,065	894	—	—	1,065	894	1,959	(18)	1999	07/17/13	12 to 33 Years
Nampa, ID	(a)	3,240	2,343	—	—	3,240	2,343	5,583	(109)	2010	05/15/13	15 to 30 Years
Narberth, PA	(c)	1,812	3,163	—	—	1,812	3,163	4,975	(38)	2000	07/17/13	8 to 46 Years
Newport, NH	(d)	519	581	—	—	519	581	1,100	(44)	1998	06/28/12	15 to 30 years
Northfield, OH	(d)	873	1,633	—	—	873	1,633	2,506	(33)	1983	07/17/13	15 to 35 Years
Norton, OH	(d)	581	1,460	—	—	581	1,460	2,041	(27)	2001	07/17/13	13 to 35 Years
Oakfield, ME	(d)	273	229	—	—	273	229	502	(26)	1993	06/28/12	15 to 25 years
Oakland, FL	(e)	1,303	1,109	—	—	1,303	1,109	2,412	—	2002	12/19/13	15 to 30 Years
Opelika, AL	(d)	960	1,716	—	—	960	1,716	2,676	(44)	1988	07/17/13	10 to 29 Years
Opelika, AL	(d)	400	1,321	—	—	400	1,321	1,721	(29)	1989	07/17/13	10 to 25 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Orlando, FL	(e)	1,167	982	—	—	1,167	982	2,149	—	2001	12/19/13	15 to 30 Years
Orlando, FL	(e)	1,080	798	—	—	1,080	798	1,878	—	2001	12/19/13	15 to 30 Years
Orlando, FL	(e)	1,303	496	—	—	1,303	496	1,799	—	1994	12/19/13	15 to 30 Years
Orlando, FL	(e)	973	350	—	—	973	350	1,323	—	1991	12/19/13	15 to 30 Years
Orlando, FL	(e)	1,128	496	—	—	1,128	496	1,624	—	1995	12/19/13	15 to 30 Years
Orlando, FL	(e)	1,644	1,829	—	—	1,644	1,829	3,473	—	2000	12/19/13	15 to 40 Years
Orlando, FL	(e)	1,255	1,333	—	—	1,255	1,333	2,588	—	2001	12/19/13	15 to 40 Years
Oveido, FL	(e)	1,556	982	—	—	1,556	982	2,538	—	2002	12/19/13	15 to 30 Years
Oviedo, FL	(e)	973	798	—	—	973	798	1,771	—	1995	12/19/13	15 to 30 Years
Paris, ME	(d)	139	153	—	—	139	153	292	(18)	1954	06/28/12	15 to 17 years
Parma, OH	(d)	437	1,166	—	—	437	1,166	1,603	(19)	2002	07/17/13	15 to 35 Years
Phenix City, AL	(d)	554	1,392	—	—	554	1,392	1,946	(28)	1999	07/17/13	13 to 33 Years
Phoenix, AZ	(c)	2,243	4,243	—	—	2,243	4,243	6,486	(1,105)	2001	07/02/07	15 to 40 years
Pine Mountain, GA	(d)	454	1,627	—	—	454	1,627	2,081	(29)	1999	07/17/13	10 to 37 Years
Port Wentworth, GA	(d)	1,627	1,131	—	—	1,627	1,131	2,758	(63)	1991	07/17/13	4 to 35 Years
Reno, NV	(a)	1,096	6,892	—	—	1,096	6,892	7,988	(951)	2004	12/16/05	10 to 50 years
Rockland, ME	(d)	211	303	—	—	211	303	514	(22)	1984	06/28/12	15 to 28 years
Roebuck, SC	(a)	708	818	—	152	708	970	1,678	(44)	1992	05/08/13	8 to 29 Years
Sanford, ME	(d)	807	579	—	—	807	579	1,386	(41)	1997	06/28/12	15 to 28 years
Savannah, GA	(d)	1,001	847	—	—	1,001	847	1,848	(25)	1997	07/17/13	8 to 37 Years
Savannah, GA	(d)	831	869	—	—	831	869	1,700	(21)	1990	07/17/13	14 to 30 Years
Scottsdale, AZ	(c)	4,416	2,384	—	—	4,416	2,384	6,800	(747)	2000	07/02/07	15 to 40 years
Scottsdale, AZ	(c)	2,765	2,196	—	—	2,765	2,196	4,961	(686)	1995	07/02/07	15 to 40 years
Scottsdale, AZ	(c)	5,123	2,683	—	—	5,123	2,683	7,806	(1,065)	1991	07/02/07	15 to 40 years
Scottsdale, AZ	(c)	3,437	2,373	—	—	3,437	2,373	5,810	(943)	1996	07/02/07	15 to 40 years
Seville, OH	(d)	1,141	2,604	—	—	1,141	2,604	3,745	(47)	2003	07/17/13	15 to 36 Years
Sherman Mills, ME	(d)	259	163	—	—	259	163	422	(21)	1974	06/28/12	15 to 20 years
Shreveport, LA	(d)	369	1,183	—	—	369	1,183	1,552	(31)	1988	07/17/13	4 to 28 Years
South Portland, ME	(d)	661	194	—	—	661	194	855	(30)	1970	06/28/12	15 to 15 years
Spartanburg, SC	(a)	933	832	—	196	933	1,028	1,961	(41)	1998	05/08/13	8 to 29 Years
Springdale, SC	(d)	794	767	—	—	794	767	1,561	(16)	1999	07/17/13	13 to 33 Years
Summerville, NC	(a)	1,317	1,459	—	208	1,317	1,667	2,984	(56)	2001	05/08/13	8 to 29 Years
Twinsburg, OH	(d)	556	1,317	—	—	556	1,317	1,873	(23)	1984	07/17/13	15 to 37 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Valley, AL	(d)	754	804	—	—	754	804	1,558	(20)	1974	07/17/13	9 to 25 Years
West Monroe, LA	(d)	686	981	—	—	686	981	1,667	(51)	1983	07/17/13	5 to 28 Years
West Monroe, LA	(d)	425	1,558	—	—	425	1,558	1,983	(52)	1999	07/17/13	3 to 35 Years
Willoughby, OH	(d)	477	1,167	—	—	477	1,167	1,644	(22)	1986	07/17/13	13 to 32 Years
Winter Park, FL	(e)	992	1,021	—	—	992	1,021	2,013	—	2004	12/19/13	15 to 40 Years

Building Material Suppliers
Abingdon, VA	(c)	401	814	—	—	401	814	1,215	(227)	1979	10/14/10	15 to 30 years
Alamogordo, NM	(c)	645	861	—	—	645	861	1,506	(178)	1980	11/10/08	15 to 40 years
Altoona, PA	(c)	342	545	—	—	342	545	887	(150)	1993	11/10/08	15 to 30 years
Arnold, MO	(c)	973	553	—	—	973	553	1,526	(256)	1984	07/03/12	10 to 15 years
Asheville, NC	(c)	2,013	2,307	—	—	2,013	2,307	4,320	(716)	1988	07/03/12	15 to 30 years
Ashland, KY	(c)	1,009	1,032	—	—	1,009	1,032	2,041	(370)	1991	10/14/10	15 to 30 years
Auburn, NY	(c)	397	786	—	—	397	786	1,183	(221)	1962	11/10/08	15 to 30 years
Bakersfield, CA	(c)	1,235	1,659	—	—	1,235	1,659	2,894	(448)	1976	07/03/12	15 to 30 years
Bardstown, KY	(c)	766	837	—	—	766	837	1,603	(246)	2000	11/10/08	15 to 40 years
Baton Rouge, LA	(c)	1,568	5,806	—	—	1,568	5,806	7,374	(1,207)	2003	10/14/10	15 to 40 years
Beaver, WV	(c)	169	375	—	—	169	375	544	(115)	1991	11/10/08	15 to 20 years
Binghamton, NY	(c)	380	1,047	—	—	380	1,047	1,427	(235)	1975	07/03/12	15 to 30 years
Bradenton, FL	(c)	2,160	3,030	—	—	2,160	3,030	5,190	(1,024)	2006	04/27/07	15 to 40 years
Bridgeport, OH	(c)	360	544	—	—	360	544	904	(197)	1984	11/10/08	15 to 20 years
Buckhannon, WV	(c)	343	733	—	—	343	733	1,076	(172)	1982	11/10/08	15 to 30 years
Cambridge, MD	(c)	465	446	—	—	465	446	911	(147)	1988	07/03/12	15 to 20 years
Cambridge, OH	(c)	542	781	—	—	542	781	1,323	(228)	1978	11/10/08	15 to 30 years
Charlottesville, VA	(c)	414	663	—	—	414	663	1,077	(152)	1981	06/02/08	15 to 30 years
Chattaroy, WV	(c)	107	227	—	—	107	227	334	(118)	1982	11/10/08	10 to 15 years
Clarkseville, DE	(c)	2,121	2,877	(30)	—	2,091	2,877	4,968	(877)	1970	10/14/10	15 to 40 years
Clarksville, TN	(c)	1,145	1,972	—	—	1,145	1,972	3,117	(580)	2005	04/27/07	15 to 40 years
Columbus, OH	(c)	786	397	—	—	786	397	1,183	(167)	1970	11/10/08	15 to 20 years
Cumberland, MD	(c)	678	353	—	—	678	353	1,031	(155)	1996	07/03/12	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Danville, IN	(c)	831	923	—	—	831	923	1,754	(195)	1993	11/10/08	15 to 40 years
Danville, KY	(c)	502	703	—	—	502	703	1,205	(210)	1995	11/10/08	15 to 40 years
Dayton, TN	(c)	437	816	—	—	437	816	1,253	(170)	1999	06/11/08	15 to 40 years
Denton, TX	(c)	2,308	1,888	—	—	2,308	1,888	4,196	(521)	2005	04/27/07	15 to 40 years
Depew, NY	(c)	398	1,108	—	—	398	1,108	1,506	(355)	1960	11/10/08	15 to 20 years
Douglassville, PA	(c)	440	447	—	—	440	447	887	(195)	1979	11/10/08	15 to 20 years
East Syracuse, NY	(c)	975	746	—	—	975	746	1,721	(202)	1970	11/10/08	15 to 30 years
Empire, OH	(c)	595	394	—	—	595	394	989	(162)	1971	11/10/08	15 to 20 years
Fayetteville, NC	(c)	785	2,243	—	—	785	2,243	3,028	(678)	2006	04/27/07	15 to 40 years
Fort Myers, FL	(c)	2,401	3,148	—	—	2,401	3,148	5,549	(869)	1973	07/03/12	15 to 30 years
Fortson, GA	(c)	1,120	1,006	—	—	1,120	1,006	2,126	(360)	2002	10/14/10	15 to 40 years
Georgetown, KY	(c)	769	885	—	—	769	885	1,654	(278)	1998	06/11/08	15 to 40 years
Georgetown, TX	(c)	1,587	3,114	—	—	1,587	3,114	4,701	(722)	2006	04/27/07	15 to 40 years
Greensburg, PA	(c)	391	793	—	—	391	793	1,184	(224)	1977	11/30/09	15 to 40 years
Greenwood, IN	(c)	1,515	477	—	—	1,515	477	1,992	(278)	1970	07/03/12	15 to 20 years
Grove City, PA	(c)	243	863	—	—	243	863	1,106	(219)	1991	10/14/10	15 to 30 years
Guilderland, NY	(c)	510	512	—	—	510	512	1,022	(175)	1965	11/10/08	15 to 20 years
Gurnee, IL	(c)	2,036	2,523	—	—	2,036	2,523	4,559	(681)	1998	07/03/12	15 to 30 years
Hendersonville, TN	(c)	1,555	2,341	—	—	1,555	2,341	3,896	(677)	2006	04/27/07	15 to 40 years
Highspire, PA	(c)	801	2,211	—	—	801	2,211	3,012	(581)	2005	04/27/07	15 to 40 years
Huntersville, NC	(c)	1,418	2,644	—	—	1,418	2,644	4,062	(738)	2006	04/27/07	15 to 40 years
Huntington, WV	(c)	907	1,275	—	—	907	1,275	2,182	(400)	1985	10/14/10	15 to 30 years
Indianapolis, IN	(c)	849	582	—	—	849	582	1,431	(195)	1970	11/10/08	15 to 20 years
Jefferson City, TN	(c)	1,059	1,517	—	—	1,059	1,517	2,576	(402)	1999	07/03/12	15 to 30 years
Jeffersonville, IN	(c)	717	730	—	—	717	730	1,447	(226)	1945	07/03/12	15 to 20 years
Keller, VA	(c)	244	959	—	—	244	959	1,203	(208)	1995	10/14/10	15 to 40 years
Knoxville, TN	(c)	1,199	737	—	—	1,199	737	1,936	(281)	1972	11/10/08	15 to 30 years
Lehighton, PA	(c)	645	593	—	—	645	593	1,238	(187)	1996	07/03/12	15 to 30 years
Lexington, KY	(c)	871	1,105	—	—	871	1,105	1,976	(373)	1970	10/14/10	15 to 30 years
Lexington, SC	(c)	1,250	2,153	—	—	1,250	2,153	3,403	(541)	2006	04/27/07	15 to 40 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lincoln, NE	(c)	1,822	2,158	—	—	1,822	2,158	3,980	(589)	1985	11/10/08	15 to 30 years
London, KY	(c)	698	701	—	—	698	701	1,399	(245)	1979	11/10/08	15 to 20 years
Loretto, PA	(c)	283	1,144	—	—	283	1,144	1,427	(341)	1965	10/14/10	15 to 20 years
Louisville, KY	(c)	737	758	—	—	737	758	1,495	(254)	1963	11/10/08	15 to 30 years
Louisville, KY	(c)	800	1,274	—	—	800	1,274	2,074	(445)	1963	10/14/10	15 to 20 years
Lubbock, TX	(c)	288	1,110	—	—	288	1,110	1,398	(274)	1976	11/10/08	15 to 30 years
Madison Heights, VA	(c)	536	1,228	—	—	536	1,228	1,764	(279)	1981	07/03/12	15 to 30 years
Madisonville, TN	(c)	418	815	—	—	418	815	1,233	(169)	1999	06/11/08	15 to 40 years
Manassas, VA	(c)	3,591	2,021	—	—	3,591	2,021	5,612	(419)	2005	04/27/07	15 to 40 years
Martinsville, IN	(c)	385	289	—	—	385	289	674	(97)	1990	07/03/12	15 to 30 years
Mechanicsville, MD	(c)	772	2,110	—	—	772	2,110	2,882	(488)	1996	10/14/10	15 to 40 years
Milesburg, PA	(c)	323	537	—	—	323	537	860	(184)	1973	11/10/08	15 to 20 years
Milton, WV	(c)	68	169	—	—	68	169	237	(88)	1977	11/10/08	10 to 15 years
Mishawaka, IN	(c)	357	397	—	—	357	397	754	(142)	1979	07/03/12	10 to 15 years
Moorefield, WV	(c)	572	310	—	—	572	310	882	(79)	1996	11/10/08	15 to 40 years
Morgantown, WV	(c)	930	307	—	—	930	307	1,237	(103)	1994	11/10/08	15 to 30 years
Moundsville, WV	(c)	712	310	—	—	712	310	1,022	(91)	1969	11/10/08	15 to 30 years
Mount Airy, MD	(c)	4,653	2,878	—	—	4,653	2,878	7,531	(1,132)	1986	07/03/12	15 to 20 years
Mt Pleasant, PA	(c)	399	623	—	—	399	623	1,022	(185)	1997	11/10/08	15 to 30 years
Murfreesboro, TN	(c)	612	1,244	—	—	612	1,244	1,856	(352)	1968	11/30/09	15 to 40 years
Murrysville, PA	(c)	963	1,199	—	—	963	1,199	2,162	(408)	1968	10/14/10	15 to 20 years
New Castle, PA	(c)	494	855	—	—	494	855	1,349	(242)	1995	10/14/10	15 to 30 years
Niagra Falls, NY	(c)	289	807	—	—	289	807	1,096	(239)	1981	10/14/10	15 to 20 years
North Bluefield, WV	(c)	217	492	—	—	217	492	709	(109)	1983	11/10/08	15 to 40 years
Northport, AL	(c)	2,041	1,946	—	—	2,041	1,946	3,987	(767)	2006	04/27/07	15 to 40 years
Oakland, MD	(c)	804	809	—	—	804	809	1,613	(286)	1993	11/10/08	15 to 40 years
Orchard Park, NY	(c)	304	1,488	—	—	304	1,488	1,792	(413)	1966	10/14/10	15 to 20 years
Oriskany, NY	(c)	618	749	—	—	618	749	1,367	(230)	1965	07/03/12	15 to 20 years
Pataskala, OH	(c)	796	656	—	—	796	656	1,452	(235)	1998	11/10/08	15 to 20 years
Patchogue, NY	(c)	1,869	797	—	—	1,869	797	2,666	(435)	1985	10/14/10	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Pearisburg, VA	(c)	195	688	—	—	195	688	883	(166)	1985	10/14/10	15 to 30 years
Piperton, TN	(c)	1,338	1,916	—	—	1,338	1,916	3,254	(521)	2006	04/27/07	15 to 40 years
Plant City, FL	(c)	2,192	3,280	—	—	2,192	3,280	5,472	(1,091)	2004	10/14/10	15 to 30 years
Pulaski, VA	(c)	882	1,040	—	—	882	1,040	1,922	(289)	1979	07/03/12	15 to 30 years
Raleigh, NC	(c)	1,066	2,497	—	—	1,066	2,497	3,563	(680)	1975	10/14/10	15 to 30 years
Ranson, WV	(c)	1,020	1,955	—	—	1,020	1,955	2,975	(568)	2005	04/27/07	15 to 40 years
Richland, MS	(c)	1,351	2,279	—	—	1,351	2,279	3,630	(559)	2005	04/27/07	15 to 40 years
Richmond, KY	(c)	732	720	—	—	732	720	1,452	(227)	1976	11/10/08	15 to 30 years
Richmond, VA	(c)	384	1,380	—	—	384	1,380	1,764	(306)	1977	07/03/12	15 to 20 years
Riverhead, NY	(c)	1,146	1,402	—	—	1,146	1,402	2,548	(354)	1984	06/02/08	15 to 30 years
Rockaway, NJ	(c)	1,826	948	—	—	1,826	948	2,774	(418)	1974	07/03/12	15 to 20 years
Russellville, KY	(c)	293	541	—	—	293	541	834	(170)	1995	11/10/08	15 to 30 years
San Antonio, TX	(c)	1,403	2,195	—	—	1,403	2,195	3,598	(653)	2004	04/27/07	15 to 40 years
Selbyville, DE	(c)	919	1,434	—	—	919	1,434	2,353	(462)	1970	10/14/10	15 to 20 years
Seymour, IN	(c)	506	494	—	—	506	494	1,000	(210)	1995	10/14/10	15 to 30 years
Somerset, KY	(c)	731	802	—	—	731	802	1,533	(213)	1998	11/10/08	15 to 40 years
Somerset, PA	(c)	257	604	—	—	257	604	861	(163)	1979	11/10/08	15 to 30 years
Tonawanda, NY	(c)	168	1,104	—	—	168	1,104	1,272	(295)	1968	10/14/10	15 to 20 years
Troutville, VA	(c)	542	802	—	—	542	802	1,344	(164)	1979	11/10/08	15 to 40 years
Versailles, KY	(c)	825	1,059	—	—	825	1,059	1,884	(358)	1978	10/14/10	15 to 30 years
Watertown, NY	(c)	435	833	—	—	435	833	1,268	(208)	1997	07/03/12	15 to 30 years
Waynesboro, PA	(c)	248	801	—	—	248	801	1,049	(192)	1996	11/10/08	15 to 30 years
West Springfield, MA	(c)	1,443	1,467	—	—	1,443	1,467	2,910	(693)	1983	10/14/10	10 to 17 years
Winchester, KY	(c)	720	646	—	—	720	646	1,366	(215)	1983	11/10/08	15 to 30 years
York, PA	(c)	1,213	670	—	—	1,213	670	1,883	(313)	1970	07/03/12	10 to 15 years
Yuma, AZ	(c)	1,623	2,721	—	—	1,623	2,721	4,344	(668)	2006	04/27/07	15 to 40 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Industrial
Annapolis Junction, MD	(a)	2,245	1,105	(1,535)	(547)	710	558	1,268	(162)	1930	09/29/06	15 to 30 years
Byron, IL	(a)	734	4,334	—	—	734	4,334	5,068	(1,530)	1965	12/29/06	10 to 20 years
Dublin, VA	(a)	491	1,401	—	—	491	1,401	1,892	(572)	1985	12/11/06	15 to 20 years
Edon, OH	(b)	642	2,649	—	—	642	2,649	3,291	(964)	1953	02/21/07	15 to 20 years
Elk Grove Village, IL	(c)	3,001	5,264	(1,604)	(2,492)	1,397	2,772	4,169	(983)	1970	12/28/06	10 to 30 years
Exton, PA	(c)	2,494	7,180	—	—	2,494	7,180	9,674	(1,468)	1999	12/28/06	14 to 40 years
Fremont, IN	(b)	427	2,176	—	—	427	2,176	2,603	(561)	1960	02/21/07	15 to 30 years
Grand Chute, WI	(c)	1,738	12,133	—	—	1,738	12,133	13,871	(2,964)	1966	12/28/06	14 to 30 years
Groveland, FL	20,250	4,282	17,273	—	—	4,282	17,273	21,555	(329)	1991	07/17/13	7 to 40 Years
Houston, TX	(b)	2,420	15,723	—	—	2,420	15,723	18,143	(309)	1983	07/17/13	2 to 35 Years
Houston, TX	(a)	2,341	4,323	—	—	2,341	4,323	6,664	(1,223)	1990	06/03/05	13 to 30 years
Lenexa, KS	(c)	1,463	5,110	261	551	1,724	5,661	7,385	(1,300)	1985	12/28/06	12 to 30 years
Loudon, TN	(b)	1,188	4,904	—	—	1,188	4,904	6,092	(1,270)	1992	03/31/08	15 to 30 years
Merced, CA	(b)	3,456	9,007	—	—	3,456	9,007	12,463	(1,999)	1998	03/31/08	15 to 30 years
Minerva, OH	(b)	649	3,920	(217)	(770)	432	3,150	3,582	(1,246)	1919	02/21/07	8 to 20 years
Monroe, MI	(a)	1,567	12,435	—	—	1,567	12,435	14,002	(2,544)	2005	12/15/05	10 to 40 years
Monroe, MI	(a)	1,611	11,145	—	—	1,611	11,145	12,756	(2,202)	2003	12/14/06	9 to 40 years
Nashville, TN	(c)	459	3,261	—	—	459	3,261	3,720	(739)	1960	12/28/06	14 to 30 years
New Castle, PA	(b)	1,084	5,507	—	—	1,084	5,507	6,591	(117)	1999	07/17/13	8 to 28 Years
Pulaski, VA	(a)	333	1,536	—	—	333	1,536	1,869	(592)	1967	12/11/06	15 to 20 years
Royal Oak, MI	(a)	3,426	7,071	—	—	3,426	7,071	10,497	(1,756)	1952	03/10/06	15 to 30 years
Scottdale, PA	(c)	607	11,008	—	—	607	11,008	11,615	(3,626)	1959	12/28/06	14 to 20 years
Shelbyville, KY	(c)	442	3,028	—	—	442	3,028	3,470	(686)	1973	12/28/06	14 to 30 years
Sidney, OH	(a)	921	4,177	—	—	921	4,177	5,098	(1,556)	1987	12/22/05	13 to 20 years
Surgoinsville, TN	(a)	777	2,892	—	—	777	2,892	3,669	(882)	1997	03/30/07	13 to 28 years
Troy, MI	(a)	1,128	947	—	—	1,128	947	2,075	(239)	1952	03/10/06	15 to 30 years
Westfield, MA	(c)	3,258	8,090	—	—	3,258	8,090	11,348	(2,803)	1981	12/28/06	14 to 30 years
Winston-Salem, NC	(c)	927	3,455	—	—	927	3,455	4,382	(73)	1987	07/17/13	5 to 40 Years
Worcester, MA	(c)	3,731	5,193	—	525	3,731	5,718	9,449	(2,510)	1971	12/28/06	13 to 20 years

Educational
Alpena, MI	(a)	236	2,051	—	—	236	2,051	2,287	(798)	1936	12/17/04	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Anderson, SC	(c)	870	1,909	—	—	870	1,909	2,779	(33)	2006	07/17/13	8 to 40 Years
Arlington, TX	(a)	365	532	—	—	365	532	897	(15)	2006	07/17/13	10 to 33 Years
Columbus, OH	(a)	417	5,100	—	849	417	5,949	6,366	(1,523)	1980	11/15/04	15 to 30 years
Columbus, OH	(a)	1,069	3,363	330	1,340	1,399	4,703	6,102	(1,735)	2004	12/17/04	15 to 20 years
Cummington, MA	(a)	1,177	4,439	—	—	1,177	4,439	5,616	(1,277)	1900	12/07/05	15 to 30 years
Cuyahoga Falls, OH	(a)	279	727	—	—	279	727	1,006	(19)	1974	07/17/13	8 to 25 Years
Duluth, GA	(a)	2,289	4,274	—	—	2,289	4,274	6,563	(1,152)	2007	09/27/07	13 to 48 years
Grand Chute, WI	(c)	1,524	1,666	—	—	1,524	1,666	3,190	(485)	2005	07/18/05	15 to 50 years
Hendersonville, NC	(a)	692	2,469	—	—	692	2,469	3,161	(773)	1956	12/07/05	15 to 30 years
Humble, TX	(a)	2,108	7,208	—	—	2,108	7,208	9,316	(21)	2012	12/10/13	15 to 40 Years
Leawood, KS	(a)	1,854	3,914	—	—	1,854	3,914	5,768	(1,137)	1999	09/29/05	15 to 30 years
Lone Tree, CO	(a)	2,020	3,748	—	—	2,020	3,748	5,768	(1,046)	1999	09/29/05	15 to 30 years
Manchester Center, VT	(a)	1,198	4,688	—	—	1,198	4,688	5,886	(1,154)	1935	12/07/05	15 to 40 years
Mesa, AZ	(a)	929	806	—	—	929	806	1,735	(328)	1980	02/10/05	15 to 30 years
Mesquite, TX	(b)	2,534	1,780	—	—	2,534	1,780	4,314	(58)	1996	07/17/13	8 to 23 Years
Modesto, CA	(a)	386	664	—	—	386	664	1,050	(17)	1986	07/17/13	9 to 22 Years
Mt. Laurel, NJ	(a)	1,404	5,655	—	—	1,404	5,655	7,059	(940)	2007	12/21/07	13 to 48 years
Oklahoma City, OK	(a)	290	341	—	—	290	341	631	(11)	1985	07/17/13	11 to 22 Years
Oklahoma City, OK	(a)	277	473	—	—	277	473	750	(13)	1986	07/17/13	11 to 20 Years
Phoenix, AZ	(c)	4,025	24,772	—	—	4,025	24,772	28,797	(4,272)	2002	05/16/05	15 to 40 years
Phoenix, AZ	(c)	2,381	9,051	—	—	2,381	9,051	11,432	(1,649)	2002	05/16/05	15 to 40 years
Phoenix, AZ	(a)	1,912	1,673	—	—	1,912	1,673	3,585	(491)	1978	02/10/05	15 to 30 years
Phoenix, AZ	(a)	1,840	3,582	—	—	1,840	3,582	5,422	(833)	1975	02/10/05	15 to 40 years
Pittsburgh, PA	(a)	457	693	—	—	457	693	1,150	(28)	1985	07/17/13	5 to 15 Years
Prineville, OR	(a)	571	4,457	—	—	571	4,457	5,028	(1,280)	1940	12/22/05	15 to 30 years
Reedley, CA	(a)	1,637	2,885	—	—	1,637	2,885	4,522	(1,163)	1950	12/07/05	15 to 30 years
Rochester, NY	(a)	242	539	—	—	242	539	781	(12)	1981	07/17/13	8 to 28 Years
Romeoville, IL	(a)	1,684	5,676	—	—	1,684	5,676	7,360	(839)	2008	06/23/08	14 to 49 years
The Woodlands, TX	5,120	2,039	7,154	—	—	2,039	7,154	9,193	(64)	2011	09/25/13	15 to 40 Years
Tucson, AZ	(a)	983	3,782	(7)	—	976	3,782	4,758	(726)	1978	02/10/05	15 to 40 years
Warrenville, IL	(a)	2,542	3,813	—	—	2,542	3,813	6,355	(1,159)	1999	09/29/05	15 to 30 years
Westmont, IL	(a)	1,375	5,087	—	—	1,375	5,087	6,462	(976)	2003	12/28/05	15 to 40 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Medical/Other Office
Beaumont, TX	8,592	778	9,297	—	—	778	9,297	10,075	(217)	1971	07/17/13	3 to 25 Years
Bonita Springs, FL	(a)	317	1,619	—	—	317	1,619	1,936	(65)	2003	08/30/12	15 to 50 years
Bonita Springs, FL	(a)	738	4,022	—	—	738	4,022	4,760	(155)	2006	08/30/12	15 to 50 years
Bonita Springs, FL	(a)	376	940	—	—	376	940	1,316	(44)	2006	08/30/12	15 to 50 years
Bullhead City, NV	(b)	147	489	—	—	147	489	636	(4)	1970	09/30/13	15 to 50 Years
Cape Coral, FL	(a)	545	1,716	—	—	545	1,716	2,261	(81)	2011	08/30/12	15 to 50 years
Chicago, IL	(b)	186	1,780	—	—	186	1,780	1,966	(9)	2007	09/30/13	50 to 50 Years
Columbia, SC	19,750	3,379	35,153	—	—	3,379	35,153	38,532	—	2003	12/31/13	15 to 40 Years
Columbia, SC	(b)	2,095	16,191	—	4,756	2,095	20,947	23,042	(3,822)	1990	09/09/05	5 to 30 years
Cross Plains, WI	(b)	1,117	1,479	—	—	1,117	1,479	2,596	(85)	2007	07/17/13	1 to 22 Years
Dallas, TX	(a)	1,633	21,835	—	2,019	1,633	23,854	25,487	(3,454)	2005	08/29/05	15 to 50 years
Dallas, TX	(a)	1,915	9,150	—	—	1,915	9,150	11,065	(130)	2005	03/28/13	11 to 50 Years
Delray Beach, FL	(c)	3,831	16,789	—	—	3,831	16,789	20,620	(174)	1975	07/17/13	8 to 50 Years
Ft. Myers, FL	(a)	903	6,445	—	—	903	6,445	7,348	(238)	1989	08/30/12	15 to 50 years
Kings Mountain, NC	(b)	1,774	5,902	—	—	1,774	5,902	7,676	(105)	2007	07/17/13	4 to 52 Years
Las Cruces, NM	(c)	808	6,045	—	—	808	6,045	6,853	(86)	1983	07/17/13	4 to 52 Years
Las Vegas, NV	(b)	430	3,589	—	—	430	3,589	4,019	(20)	2002	09/30/13	15 to 50 Years
Mesa, AZ	(b)	372	1,398	—	—	372	1,398	1,770	(8)	2003	09/30/13	15 to 50 Years
Naples, FL	(a)	1,351	5,368	—	—	1,351	5,368	6,719	(198)	2002	08/30/12	15 to 50 years
Naples, FL	(a)	1,829	4,522	—	—	1,829	4,522	6,351	(199)	1978	08/30/12	15 to 40 years
Naples, FL	(a)	260	470	—	—	260	470	730	(25)	1982	08/30/12	15 to 40 years
Naples, FL	(a)	1,057	3,845	—	—	1,057	3,845	4,902	(132)	2012	10/31/12	15 to 50 years
Phoenix, AZ	(b)	352	2,435	—	—	352	2,435	2,787	(13)	1973	09/30/13	15 to 50 Years
Rogers, AR	(a)	2,014	2,313	—	—	2,014	2,313	4,327	(18)	1988	11/18/13	13 to 30 Years
Santa Clara, CA	(d)	2,873	8,252	—	—	2,873	8,252	11,125	(109)	2002	07/17/13	5 to 48 Years
St. John, MO	4,420	1,733	3,095	—	—	1,733	3,095	4,828	(70)	1996	07/17/13	1 to 43 Years
Yuma, AZ	(c)	2,583	5,221	—	—	2,583	5,221	7,804	(96)	2008	07/17/13	4 to 46 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Home Improvement
Bedford Park, IL	(c)	10,242	11,839	—	—	10,242	11,839	22,081	(336)	1992	07/17/13	7 to 25 Years
Chester, NY	(d)	6,432	—	—	—	6,432	—	6,432	—	(f)	07/17/13	20 to 20 Years
Cincinnati, OH	13,800	6,086	10,984	—	—	6,086	10,984	17,070	(252)	1998	07/17/13	4 to 28 Years
Colma, CA	19,300	21,065	13,597	—	—	21,065	13,597	34,662	(225)	1995	07/17/13	2 to 33 Years
Enterprise, AL	(b)	1,924	5,083	—	253	1,924	5,336	7,260	(146)	1995	07/17/13	1 to 27 Years
Lakewood, CO	6,991	3,822	—	—	—	3,822	—	3,822	—	(f)	07/17/13	18 to 18 Years
Lubbock, TX	(c)	2,644	10,009	—	321	2,644	10,330	12,974	(176)	1996	07/17/13	2 to 36 Years
Midland, TX	(c)	5,826	6,633	—	285	5,826	6,918	12,744	(143)	1996	07/17/13	2 to 35 Years
Tilton, NH	(c)	13,185	—	—	—	13,185	—	13,185	—	(f)	07/17/13	12 to 12 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Health Clubs/Gyms
Aurora, CO	4,777	1,452	4,413	—	—	1,452	4,413	5,865	(69)	1995	07/17/13	11 to 30 Years
Brooklyn Park, MN	(c)	3,176	7,771	—	—	3,176	7,771	10,947	(132)	2008	07/17/13	10 to 35 Years
Chandler, AZ	(e)	1,028	5,318	—	—	1,028	5,318	6,346	(68)	2001	07/17/13	8 to 40 Years
Clinton Township, MI	(a)	5,430	7,254	(2,562)	(1,155)	2,868	6,099	8,967	—	1999	01/09/07	3 to 30 years
Greenwood, IN	(c)	1,973	9,764	—	—	1,973	9,764	11,737	(123)	2007	07/17/13	10 to 42 Years
Keizer, OR	(a)	1,208	4,089	—	—	1,208	4,089	5,297	(838)	1988	12/01/05	15 to 40 years
League City, TX	(c)	2,514	6,767	—	—	2,514	6,767	9,281	(94)	2008	07/17/13	10 to 42 Years
Matteson, IL	(c)	4,587	6,328	—	—	4,587	6,328	10,915	(109)	2007	07/17/13	10 to 34 Years
Naperville, IL	(c)	5,015	6,946	—	—	5,015	6,946	11,961	(108)	2007	07/17/13	9 to 38 Years
O' Fallon, MO	5,425	1,669	6,054	—	—	1,669	6,054	7,723	(94)	2007	07/17/13	9 to 34 Years
O'Fallon, IL	3,650	2,243	5,002	—	—	2,243	5,002	7,245	(83)	2005	07/17/13	6 to 37 Years
Olathe, KS	4,817	1,816	5,526	—	—	1,816	5,526	7,342	(82)	2007	07/17/13	12 to 39 Years
Salem, OR	(a)	941	2,620	1,018	5,042	1,959	7,662	9,621	(1,484)	1996	12/01/05	15 to 40 years
Salem, OR	(a)	1,509	5,635	—	—	1,509	5,635	7,144	(1,148)	2001	12/01/05	15 to 40 years
Salem, OR	(a)	1,214	4,911	—	—	1,214	4,911	6,125	(1,018)	1980	12/01/05	15 to 40 years
Salem, OR	(a)	1,589	3,834	—	—	1,589	3,834	5,423	(1,060)	1977	12/01/05	15 to 30 years
St. Peters, MO	4,810	1,814	5,810	—	—	1,814	5,810	7,624	(101)	2007	07/17/13	9 to 34 Years
West Chester, OH	(c)	606	9,832	—	—	606	9,832	10,438	(109)	2009	07/17/13	7 to 43 Years

Distribution
Aiken, SC	(a)	108	265	—	—	108	265	373	(95)	1985	12/30/2004	15 to 20 years
Auburn, AL	(c)	884	1,530	—	—	884	1,530	2,414	(33)	2007	7/17/2013	10 to 32 Years
Bowling Green, KY	(a)	136	228	—	—	136	228	364	(69)	1993	12/30/2004	15 to 30 years
Charlotte, NC	(c)	4,582	6,511	—	—	4,582	6,511	11,093	(162)	2007	7/17/2013	10 to 26 Years
Cohasset, MN	(c)	334	1,134	—	—	334	1,134	1,468	(29)	2007	7/17/2013	10 to 26 Years
Conroe, TX	(a)	492	723	—	—	492	723	1,215	(224)	1999	12/30/2004	15 to 30 years
Conyers, GA	(a)	164	486	—	—	164	486	650	(133)	1992	12/30/2004	15 to 30 years
D'Iberville, MS	(a)	250	339	—	—	250	339	589	(134)	1984	12/30/2004	15 to 20 years
Florence, SC	(a)	221	174	—	—	221	174	395	(144)	1974	12/30/2004	10 to 15 years
Fort Myers, FL	(a)	1,021	583	—	—	1,021	583	1,604	(246)	1999	12/30/2004	15 to 40 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Fort Myers, FL	(a)	641	1,069	—	—	641	1,069	1,710	(372)	1999	12/30/2004	15 to 30 years
Front Royal, VA	(c)	7,257	35,711	—	—	7,257	35,711	42,968	(724)	2007	7/17/2013	9 to 34 Years
Greenville, SC	(a)	344	210	—	—	344	210	554	(179)	1981	12/30/2004	10 to 15 years
Greer, SC	(a)	268	236	—	—	268	236	504	(108)	1993	12/30/2004	15 to 30 years
Gulfport, MS	(a)	384	453	—	—	384	453	837	(349)	1970	12/30/2004	10 to 15 years
Hattiesburg, MS	(a)	262	542	—	—	262	542	804	(238)	1986	12/30/2004	10 to 20 years
Hickory, NC	(a)	199	262	—	—	199	262	461	(129)	1989	12/30/2004	15 to 20 years
Indianapolis, IN	(a)	607	520	—	—	607	520	1,127	(234)	1990	12/30/2004	15 to 20 years
Jacksonville, FL	(a)	339	226	—	—	339	226	565	(127)	1987	12/30/2004	15 to 20 years
Jacksonville, FL	(a)	786	1,690	—	—	786	1,690	2,476	(771)	1960	12/30/2004	10 to 20 years
Jacksonville, FL	(a)	963	1,007	—	—	963	1,007	1,970	(638)	2001	12/30/2004	10 to 20 years
Knoxville, TN	(a)	259	111	—	—	259	111	370	(117)	1981	12/30/2004	10 to 15 years
Lakeland, FL	(a)	1,098	1,281	—	—	1,098	1,281	2,379	(597)	1984	12/30/2004	15 to 20 years
Lawrenceville, GA	(a)	500	237	—	—	500	237	737	(130)	1996	12/30/2004	15 to 30 years
Martinsburg, WV	(a)	173	20	—	—	173	20	193	(31)	1972	12/30/2004	10 to 15 years
Mattoon, IL	(a)	233	263	—	—	233	263	496	(138)	1984	12/30/2004	15 to 20 years
Ocala, FL	(b)	2,260	4,709	—	—	2,260	4,709	6,969	(102)	2006	7/17/2013	8 to 46 Years
Pompano Beach, FL	(a)	1,144	337	—	—	1,144	337	1,481	(155)	1990	12/30/2004	15 to 30 years
Port Richey, FL	(a)	741	660	—	—	741	660	1,401	(499)	1975	12/30/2004	10 to 15 years
Powhatan, VA	(b)	4,342	2,963	—	—	4,342	2,963	7,305	(154)	2007	7/17/2013	10 to 31 Years
Riverside, CA	(a)	1,203	6,254	—	—	1,203	6,254	7,457	(1,161)	2004	11/12/2004	15 to 40 years
Riviera Beach, FL	(a)	500	170	—	—	500	170	670	(96)	1987	12/30/2004	15 to 20 years
Roanoke, VA	(a)	333	124	—	—	333	124	457	(116)	1975	12/30/2004	10 to 15 years
Salisbury, MD	(b)	4,210	6,613	—	—	4,210	6,613	10,823	(203)	2007	7/17/2013	10 to 27 Years
Sebring, FL	(a)	318	291	—	—	318	291	609	(133)	1982	12/30/2004	15 to 20 years
Sewell, NJ	(a)	858	8,418	—	160	858	8,578	9,436	(1,706)	2000	11/17/2006	6 to 50 years
Shallotte, NC	(c)	705	1,794	—	—	705	1,794	2,499	(40)	2006	7/17/2013	10 to 30 Years
Spokane, WA	(a)	518	193	—	—	518	193	711	(114)	1998	12/30/2004	15 to 30 years
Statesville, NC	(a)	614	355	—	—	614	355	969	(284)	1976	12/30/2004	10 to 15 years
Tavares, FL	(a)	1,075	5,098	—	—	1,075	5,098	6,173	(1,114)	2004	9/7/2004	15 to 40 years
Tontitown, AR	(a)	230	92	—	—	230	92	322	(56)	1987	12/30/2004	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

West Columbia, SC	(a)	324	108	—	—	324	108	432	(54)	1989	12/30/2004	15 to 20 years
West Columbia, SC	(a)	262	598	—	—	262	598	860	(241)	1984	12/30/2004	10 to 20 years
Wilmington, NC	(a)	370	122	—	—	370	122	492	(68)	1987	12/30/2004	15 to 20 years

Supermarkets
Abilene, TX	(a)	1,586	2,230	—	—	1,586	2,230	3,816	(110)	1979	03/27/13	6 to 26 Years
Amarillo, TX	1,913	1,574	1,389	—	—	1,574	1,389	2,963	(378)	1989	05/23/05	9 to 30 years
Amarillo, TX	5,314	3,559	4,575	—	—	3,559	4,575	8,134	(848)	1999	05/23/05	15 to 40 years
Amarillo, TX	1,865	1,828	1,292	—	—	1,828	1,292	3,120	(354)	1988	05/23/05	9 to 30 years
Amarillo, TX	1,906	1,573	1,586	—	—	1,573	1,586	3,159	(431)	1989	05/23/05	9 to 30 years
Boise, ID	(e)	1,470	2,280	—	—	1,470	2,280	3,750	—	1982	12/17/13	4 to 20 Years
Burkburnett, TX	3,005	2,030	2,706	—	—	2,030	2,706	4,736	(532)	1997	05/23/05	12 to 40 years
Childress, TX	704	747	934	—	—	747	934	1,681	(227)	1997	05/23/05	7 to 40 years
Cleveland, TX	(c)	465	2,867	—	—	465	2,867	3,332	(1,068)	1991	12/01/05	15 to 20 years
Corrigan, TX	(c)	395	630	—	—	395	630	1,025	(272)	1971	12/01/05	15 to 20 years
Diboll, TX	(c)	775	872	—	—	775	872	1,647	(386)	1974	12/01/05	15 to 20 years
Eureka, CA	(c)	3,108	12,817	—	—	3,108	12,817	15,925	(169)	1960	07/17/13	3 to 40 Years
Indianapolis, IN	(c)	1,640	8,063	—	—	1,640	8,063	9,703	(125)	1999	07/17/13	7 to 33 Years
LaGrange, GA	(c)	972	8,435	—	—	972	8,435	9,407	(164)	1998	07/17/13	4 to 25 Years
Lancaster, CA	(e)	1,569	4,271	—	—	1,569	4,271	5,840	—	1983	12/17/13	5 to 30 Years
Las Cruces, NM	(e)	1,132	2,765	—	—	1,132	2,765	3,897	—	1983	12/17/13	5 to 30 Years
Levelland, TX	2,466	1,651	2,158	—	—	1,651	2,158	3,809	(424)	1997	05/23/05	12 to 40 years
Lubbock, TX	2,486	1,782	2,055	—	—	1,782	2,055	3,837	(404)	1997	05/23/05	12 to 40 years
Lufkin, TX	(c)	1,178	352	—	—	1,178	352	1,530	(204)	1977	12/01/05	15 to 20 years
Midland, TX	(e)	1,498	3,096	—	—	1,498	3,096	4,594	—	1983	12/17/13	5 to 20 Years
Muleshoe, TX	(c)	471	1,770	—	—	471	1,770	2,241	(144)	1999	08/29/11	8 to 40 Years
Navasota, TX	(c)	781	1,499	—	—	781	1,499	2,280	(432)	1992	12/01/05	15 to 30 years
Omaha, NE	(e)	2,198	3,328	—	—	2,198	3,328	5,526	—	1982	12/17/13	4 to 20 Years
Perryton, TX	826	1,029	597	—	—	1,029	597	1,626	(175)	1997	05/23/05	7 to 40 years
Plainview, TX	4,171	620	5,415	—	—	620	5,415	6,035	(921)	2000	08/25/05	15 to 40 years
Snyder, TX	3,299	2,062	2,963	—	—	2,062	2,963	5,025	(551)	1999	05/23/05	14 to 40 years
Timpson, TX	(c)	253	312	—	—	253	312	565	(148)	1978	12/01/05	15 to 20 years
Vernon, TX	2,753	1,791	2,550	—	—	1,791	2,550	4,341	(502)	1997	05/23/05	12 to 40 years
Wichita Falls, TX	3,914	—	6,259	—	—	—	6,259	6,259	(2,123)	1997	05/23/05	13 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Recreational Facilities
Austin, TX	(c)	4,425	8,142	—	—	4,425	8,142	12,567	(1,856)	2005	09/30/05	15 to 40 years
Conroe, TX	(c)	2,886	5,763	—	—	2,886	5,763	8,649	(1,238)	2004	09/30/05	15 to 40 years
Fort Worth, TX	(c)	2,468	5,418	—	—	2,468	5,418	7,886	(1,173)	2003	09/30/05	15 to 40 years
Grapevine, TX	(c)	2,554	5,377	—	—	2,554	5,377	7,931	(1,175)	2000	09/30/05	15 to 40 years
Jacksonville, FL	(a)	431	802	—	—	431	802	1,233	(258)	1979	03/31/04	9 to 30 years
Las Vegas, NV	41,778	3,225	30,483	—	—	3,225	30,483	33,708	(305)	2007	07/17/13	13 to 55 Years
Lewisville, TX	(c)	2,130	4,630	—	—	2,130	4,630	6,760	(1,017)	1998	09/30/05	15 to 40 years
Plano, TX	(c)	3,225	6,302	—	—	3,225	6,302	9,527	(1,342)	2001	09/30/05	15 to 40 years

Air Delivery & Freight Services
Baton Rouge, LA	(c)	2,898	8,024	—	—	2,898	8,024	10,922	(129)	2008	07/17/13	9 to 43 Years
Council Bluffs, IA	2,185	1,555	1,434	—	—	1,555	1,434	2,989	(56)	1999	07/17/13	8 to 28 Years
Coventry, RI	(b)	1,596	1,408	—	—	1,596	1,408	3,004	(58)	1998	07/17/13	10 to 30 Years
Edwardsville, KS	12,880	12,780	13,501	—	—	12,780	13,501	26,281	(452)	1999	07/17/13	9 to 29 Years
Huntsville, AL	(c)	5,115	6,701	—	—	5,115	6,701	11,816	(194)	2008	07/17/13	10 to 38 Years
Mishawaka, IN	(b)	1,124	2,786	—	225	1,124	3,011	4,135	(75)	1993	07/17/13	1 to 34 Years
Peoria, IL	2,080	953	1,916	—	12	953	1,928	2,881	(48)	1997	07/17/13	3 to 30 Years
Rockford, IL	(b)	1,407	3,708	—	—	1,407	3,708	5,115	(83)	1994	07/17/13	2 to 33 Years
Walker, MI	(c)	2,287	4,469	—	33	2,287	4,502	6,789	(109)	2001	07/17/13	4 to 34 Years

Interstate travel plazas
Catlettsburg, KY	(a)	9,344	3,989	—	—	9,344	3,989	13,333	(2,757)	2001	12/23/03	15 to 40 years
Saint Augustine, FL	(a)	9,556	2,543	—	—	9,556	2,543	12,099	(1,918)	2001	12/23/03	15 to 40 years
Spiceland, IN	(a)	9,649	3,063	—	—	9,649	3,063	12,712	(2,403)	2001	12/23/03	15 to 40 years

Multi-Tenant Retail
Aurora, CO	2,804	1,236	2,459	—	—	1,236	2,459	3,695	(39)	2006	07/17/13	6 to 43 Years
Bridgeton, MO	(b)	11,464	9,907	—	—	11,464	9,907	21,371	(311)	1991	07/17/13	7 to 25 Years
Broadview, IL	31,500	12,392	32,193	—	3	12,392	32,196	44,588	(756)	1994	07/17/13	2 to 30 Years
Collierville, TN	14,200	2,217	14,205	—	—	2,217	14,205	16,422	(203)	2000	07/17/13	5 to 45 Years
Collierville, TN	(e)	1,114	6,726	—	—	1,114	6,726	7,840	(123)	2012	07/17/13	9 to 49 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2013 (g)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Dallas, TX	3,290	3,975	—	—	—	3,975	—	3,975	—	(f)	07/17/13	17 to 17 Years
Denver, CO	(c)	7,839	9,299	—	—	7,839	9,299	17,138	(336)	1991	07/17/13	5 to 20 Years
Douglasville, GA	(d)	2,612	4,840	—	69	2,612	4,909	7,521	(125)	2006	07/17/13	5 to 39 Years
Fairview Heights, IL	35,432	8,637	23,418	—	—	8,637	23,418	32,055	(494)	1998	07/17/13	6 to 39 Years
Fort Smith, AR	9,533	3,124	8,264	—	—	3,124	8,264	11,388	(242)	2001	07/17/13	7 to 27 Years
Jenison, MI	(b)	1,111	2,207	—	—	1,111	2,207	3,318	(90)	1993	07/17/13	3 to 22 Years
Kennesaw, GA	(b)	3,560	23,583	—	—	3,560	23,583	27,143	(279)	1998	07/17/13	8 to 45 Years
Lakewood, OH	(b)	522	2,053	—	—	522	2,053	2,575	(31)	1996	07/17/13	3 to 35 Years
Milford, NH	5,003	2,619	5,530	—	—	2,619	5,530	8,149	(141)	2005	07/17/13	9 to 27 Years
Omaha, NE	23,400	5,874	22,283	—	144	5,874	22,427	28,301	(346)	1988	07/17/13	5 to 47 Years
Papillion, NE	(c)	10,112	13,578	—	—	10,112	13,578	23,690	(212)	2007	07/17/13	10 to 41 Years
Pocatello, ID	17,250	3,682	10,658	—	—	3,682	10,658	14,340	(202)	2006	07/17/13	5 to 38 Years
Spring, TX	5,940	2,765	5,998	—	—	2,765	5,998	8,763	(118)	1973	07/17/13	7 to 30 Years
Topeka, KS	2,000	542	2,251	—	—	542	2,251	2,793	(27)	2006	07/17/13	3 to 48 Years
Victoria, TX	8,288	2,631	7,710	—	—	2,631	7,710	10,341	(149)	2006	07/17/13	3 to 43 Years
Wayland, MI	(b)	1,947	5,105	—	—	1,947	5,105	7,052	(177)	2000	07/17/13	7 to 22 Years
Whiteville, NC	(b)	1,119	1,676	—	—	1,119	1,676	2,795	(68)	1988	07/17/13	7 to 30 Years
	$862,259	$2,339,056	$4,155,611	$(8,546)	$33,172	$2,330,510	$4,188,783	$6,519,293	$(590,067)

(a)	Represents properties collateralized with Master Trust Debt of $1,241,437
(b)	Represents properties collateralized with our Revolver in the amount of $30,000
(c)	Represents properties collateralized with Fixed CMBS Debt of $1,531,835
(d)	Represents Properties collateralized with Variable CMBS Debt of $111,018
(e)	Represents unencumbered properties
(f)	Subject to ground lease and therefore date constructed is not applicable.
(g)	The aggregate cost of properties for federal income tax purposes is approximately $5.14 billion at December 31, 2013

	2013	2012	2011
Land, buildings, and improvements
Balance at the beginning of the year	$3,365,424	$3,272,728	$3,299,442
Additions:
Acquisitions - Cole/Merger	3,148,943	—	—
Acquisitions - non-merger	402,519	159,112	36,227
Deductions:
Dispositions of land, buildings, and improvements	(371,960)	(49,201)	(34,453)
Held for sale	(19,611)	(6,433)	(10,034)
Impairment	(6,022)	(10,782)	(18,454)
Gross Real Estate Balance at close of the year	$6,519,293	$3,365,424	$3,272,728

Accumulated depreciation and amortization
Balance at the beginning of the year	$(490,938)	$(405,426)	$(319,946)
Additions:
Depreciation expense	(130,285)	(94,020)	(93,673)
Deductions:
Dispositions of land, buildings, and improvements	26,335	7,414	6,712
Held for sale	4,821	1,094	1,481
Balance at close of the year	(590,067)	(490,938)	(405,426)

Net Real Estate Investment	$5,929,226	$2,874,486	$2,867,302

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2013
(In thousands)

Mortgage	Stated Interest Rate	Final Maturity Date (1)		Periodic Payment Terms	Face Amount	Carrying Amount of Mortgages (5)
Automotive parts and service <3%	8.60% - 9.35%	1/1/2021	3/1/2021	Principal & Interest (2)	$30,588	$28,592
Restaurants <3%	9.00% - 10.47%	10/31/2017	7/1/2028	Principal & Interest (3)	83,164	88,049
Telecommunications <3%	18.00%		6/2/2014	(4)	650	650
					$114,402	$117,291

(1) Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity
(2) Balloon payments of $11.9 million at maturity
(3) Balloon payments of $38.5 million at maturity
(4) Note is interest free with no scheduled payments as long as paid by stated maturity date, at which point the note bears interest at the stated rate of 18.00% per annum.
(5)  Carrying amount of restaurant and automotive parts and services mortgages acquired in the Cole II Merger include calculated premium balances which resulted in the aggregate carrying amounts of mortgages in excess of the initial recorded face amounts.

	2013	2012	2011
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$44,916,000	$54,644,000	$56,382,000
Additions during period
Mortgage loans acquired in Merger Transaction	66,238,000	—	—
Premium on mortgage loans acquired in Merger	15,195,000	—	—
New mortgage loans	650,000	—	—
Other capitalized loan origination costs	—	—	—
Deductions during period
Collections of principal	(4,499,000)	(9,529,000)	(1,549,000)
Sales	—	—	—
Foreclosures	(3,863,000)	—	—
Amortization of premium	(1,334,000)	(176,000)	(184,000)
Amortization of capitalized loan origination costs	(12,000)	(23,000)	(5,000)
Mortgage loans receivable December 31,	117,291,000	44,916,000	54,644,000
Mortgage loan loss provisions	—	(4,840,000)	(4,120,000)
	117,291,000	40,076,000	50,524,000
Equipment and other loans receivable	430,000	12,043,000	16,110,000
Provision for other loan loss	—	(257,000)	(1,157,000)
	430,000	11,786,000	14,953,000
Total loans receivable	$117,721,000	$51,862,000	$65,477,000

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Michael A. Bender
Name:	Michael A. Bender
Title:	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
Date: March 4, 2014

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Thomas H. Nolan Jr., Peter M. Mavoides and Michael A. Bender, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas H. Nolan Jr.	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 4, 2014

/s/ Michael A. Bender	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 4, 2014

/s/ Kevin M. Charlton	Director	March 4, 2014

/s/ Todd A. Dunn	Director	March 4, 2014

/s/ David J. Gilbert	Director	March 4, 2014

/s/ Richard I. Gilchrist	Director	March 4, 2014

/s/ Diane M. Morefield	Director	March 4, 2014

/s/ Sheli Z. Rosenberg	Director	March 4, 2014

/s/ Thomas D. Senkbeil	Director	March 4, 2014

/s/ Nicholas P. Shepherd	Director	March 4, 2014