Form 10-Q
period 2014-03-31
Spirit Realty Capital, Inc.
filed 2014-05-09
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of May 6, 2014, there were 372,306,689 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,378,716	$2,330,510
Buildings and improvements	4,280,895	4,188,783
Total real estate investments	6,659,611	6,519,293
Less: accumulated depreciation	(636,748)	(590,067)
	6,022,863	5,929,226
Loans receivable, net	115,846	117,721
Intangible lease assets, net	613,162	618,121
Real estate assets under direct financing leases, net	56,803	58,760
Real estate assets held for sale, net	25,087	19,611
Net investments	6,833,761	6,743,439
Cash and cash equivalents	29,984	66,588
Deferred costs and other assets, net	120,229	129,597
Goodwill	291,421	291,421
Total assets	$7,275,395	$7,231,045
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities, net	$135,606	$35,120
Mortgages and notes payable, net	3,738,053	3,743,098
Intangible lease liabilities, net	219,877	220,114
Accounts payable, accrued expenses and other liabilities	108,902	114,679
Total liabilities	4,202,438	4,113,011
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 370,949,721 shares issued; 370,732,369 outstanding shares at March 31, 2014 and 370,570,565 shares issued; 370,363,803 outstanding shares at December 31, 2013	3,710	3,706
Capital in excess of par value	3,862,454	3,859,823
Accumulated deficit	(790,444)	(742,915)
Accumulated other comprehensive loss	(717)	(638)
Treasury stock, at cost	(2,046)	(1,942)
Total stockholders’ equity	3,072,957	3,118,034
Total liabilities and stockholders’ equity	$7,275,395	$7,231,045
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rentals	$137,479	$69,776
Interest income on loans receivable	1,837	1,113
Earned income from direct financing leases	846	—
Tenant reimbursement income	3,319	—
Interest income and other	491	79
Total revenues	143,972	70,968
Expenses:
General and administrative	11,067	6,968
Merger costs	—	6,537
Property costs	5,282	940
Real estate acquisition costs	1,281	89
Interest	54,399	36,439
Depreciation and amortization	60,549	26,939
Impairments	1,707	—
Total expenses	134,285	77,912
Income (loss) from continuing operations before income tax expense	9,687	(6,944)
Income tax expense	217	74
Income (loss) from continuing operations	9,470	(7,018)
Discontinued operations:
Income (loss) from discontinued operations	3,054	(1,494)
(Loss) gain on dispositions of assets	(7)	180
Income (loss) from discontinued operations	3,047	(1,314)
Income (loss) before gain on dispositions of assets	12,517	(8,332)
Gain on dispositions of assets	1,722	—
Net income (loss)	$14,239	$(8,332)
Net income (loss) per share of common stock—basic and diluted:
Continuing operations	$0.03	$(0.04)
Discontinued operations	0.01	(0.01)
Net income (loss) per share	$0.04	$(0.05)
Weighted average common shares outstanding:
Basic	368,684,942	159,421,377
Diluted	369,387,638	159,421,377

Dividends declared per common share issued	$0.16625	$0.16406
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$14,239	$(8,332)
Other comprehensive (loss) income:
Change in net unrealized losses on cash flow hedges	(402)	(31)
Net cash flow hedge losses reclassified to operations	323	114
Total comprehensive income (loss)	$14,160	$(8,249)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2013	370,570,565	$3,706	$3,859,823	$(742,915)	$(638)	(206,762)	$(1,942)	$3,118,034
Net income	—	—	—	14,239	—	—	—	14,239
Other comprehensive loss	—	—	—	—	(79)	—	—	(79)
Dividends declared on common stock	—	—	—	(61,628)	—	—	—	(61,628)
Repurchase of common shares	—	—	—	—	—	(10,590)	(104)	(104)
Exercise of stock options	20,000	—	183	—	—	—	—	183
Stock-based compensation, net	359,156	4	2,448	(140)	—	—	—	2,312
Balances, March 31, 2014	370,949,721	$3,710	$3,862,454	$(790,444)	$(717)	(217,352)	$(2,046)	$3,072,957
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$14,239	$(8,332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,549	28,316
Impairments	1,707	2,103
Amortization of deferred financing costs	973	3,901
Amortization of interest rate hedge losses and derivative net settlements	(26)	22
Amortization of debt (premiums) discounts	(929)	2,961
Stock-based compensation expense	2,452	1,772
Gains on dispositions of real estate and other assets, net	(1,715)	(202)
Non-cash revenue	(3,962)	(521)
Other	121	(14)
Changes in operating assets and liabilities:
Deferred costs and other assets	(1,510)	(3,103)
Accounts payable, accrued expenses and other liabilities	(6,055)	1,329
Net cash provided by operating activities	65,844	28,232
Investing activities
Acquisitions/improvements of real estate	(137,188)	(56,854)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,319	763
Proceeds from dispositions of real estate and other assets	6,243	2,829
Transfers of sale proceeds and loan principal collections (to) from restricted account	(6,345)	14,081
Net cash used in investing activities	(135,971)	(39,181)
Financing activities
Borrowings under lines of credit	180,535	11,400
Repayments under lines of credit	(80,049)	—
Borrowings under mortgages and notes payable	10,000	24,800
Repayments under mortgages and notes payable	(14,116)	(10,839)
Deferred financing costs	(503)	(4,113)
Proceeds from exercise of stock options	183	—
Stock issuance costs	—	(293)
Purchase of treasury stock	(104)	—
Consent fees paid to lenders	—	(222)
Dividends paid/distributions to equity owners	(61,573)	(28,247)
Transfers (to) from escrow deposits with lenders	(850)	250
Net cash provided by (used in) financing activities	33,523	(7,264)
Net decrease in cash and cash equivalents	(36,604)	(18,213)
Cash and cash equivalents, beginning of period	66,588	73,568
Cash and cash equivalents, end of period	$29,984	$55,355
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 1. Organization
Company Organization and Operations
Spirit Realty Capital, Inc. (the "Company") is a Maryland corporation and operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis primarily to tenants engaged in retail, service and distribution industries. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
On July 17, 2013, the Company merged with and into Cole Credit Property Trust II, Inc. ("Cole II"), a Maryland Corporation, pursuant to the Merger Agreement ("Merger").
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”). Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company is the sole limited partner and owns the remaining 99.0% of the Operating Partnership.

As of March 31, 2014, our undepreciated gross investment in real estate and loans totaled approximately $7.38 billion, representing investments in 2,287 properties, including properties securing our mortgage loans. Of this amount, 98.4% consisted of our gross investment in real estate, representing ownership of 2,142 properties, and the remaining 1.6% consisted of commercial mortgage loans receivable secured by the remaining 145 properties or other related assets.

Acquisitions and dispositions

During the three months ended March 31, 2014, the Company purchased 104 properties, representing an aggregate gross investment in real estate properties of $157.1 million. During the same period, the Company sold or disposed of three properties for $6.3 million in gross sales proceeds. See Note 3 for additional discussion of the Company's investments.

Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Spirit Realty Capital, Inc. and its consolidated subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The unaudited condensed consolidated financial statements include the accounts of Spirit Realty Capital, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable (see Note 5). As a result, the vast majority of the Company’s consolidated assets are held in these wholly owned special purpose entities, and are subject to debt. Each special purpose entity is a separate legal entity, and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At both March 31, 2014 and December 31, 2013, assets totaling $6.1 billion were held, and liabilities totaling $3.8 billion were owed by these special purpose entities and are included in the accompanying condensed consolidated balance sheets.
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
Lease Intangibles - Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in the Company’s condensed consolidated statements of operations.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Allowance for Doubtful Accounts
The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. The Company provided for reserves for uncollectible amounts totaling $5.1 million and $4.6 million at March 31, 2014 and December 31, 2013, respectively, against accounts receivable balances of $15.9 million and $14.3 million, respectively; receivables are recorded within deferred cost and other assets, net in the accompanying condensed consolidated balance sheets. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances and established a provision for losses of $10.8 million and $9.6 million at March 31, 2014 and December 31, 2013, respectively, against accrued rental revenue receivables of $39.8 million and $35.3 million, respectively. The Company's periodic review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
Loans Receivable
Impairment and Allowance for Loan Losses - The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. There was no allowance for loan losses at March 31, 2014 or December 31, 2013.
A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2014 and December 31, 2013, there were no mortgages or notes on nonaccrual status.
Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within in deferred costs and other assets, net in the accompanying condensed consolidated balance sheets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Collateral deposits (1)	$21,865	$21,816
Tenant improvements, repairs, and leasing commissions (2)	11,455	10,297
Master trust release / title company escrow (3)	7,456	21,893
Loan impounds (4)	2,410	2,018
Other (5)	1,917	2,667
	$45,103	$58,691
(1) Funds held in reserve by lenders which, at their sole discretion, can be applied to the repayment of Debt.  Any funds remaining on deposit after the debt is paid in full are released to the borrower.
(2) Deposits held by lenders that are reserved to fund tenant improvements/repairs on collateral properties or when leasing commissions are incurred to secure a new tenant.
(3) Reflects net sales proceeds from property dispositions held as collateral that can be released upon qualified re-investment.
(4) Funds held in lender controlled accounts generally used to meet future debt service or certain property cost requirements.
(5) Funds held in lender controlled accounts released within the following month after debt service requirements are met.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

A significant amount of these reserves were established in connection with obtaining lender consents relating to our initial public offering during 2012 and Merger during 2013.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or the SEC that are adopted by the Company as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on the Company's financial position or results of operations upon adoption.

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has early adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

Note 3. Investments
Real Estate Investments
At March 31, 2014 and December 31, 2013, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $7.38 billion and $7.24 billion, respectively. These investments are comprised of 2,287 and 2,186, respectively, owned or financed properties that are geographically dispersed throughout 48 states. Only one state, Texas, with a 13.1% investment, accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At March 31, 2014 and December 31, 2013, respectively, the Company’s gross investment portfolio was comprised of 2,142 and 2,041 owned properties. The Company also held 145 properties securing mortgage loans receivable with aggregate carrying amounts of $115.4 million and $117.3 million as of March 31, 2014 and December 31, 2013, respectively. Other loans receivable with aggregate carrying amounts of $0.4 million were also held as of March 31, 2014 and December 31, 2013.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

During the three months ended March 31, 2014, the Company had the following gross real estate and loan activity:

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
		(In Thousands)
Balance, December 31, 2013	2,186	$7,235,732
Acquisitions/improvements	104	157,972
Dispositions of real estate (b) (Note 11)	(3)	(6,219)
Principal payments and payoffs	—	(1,243)
Impairments	—	(1,707)
Loan premium amortization and other	—	(1,060)
Balance, March 31, 2014	2,287	$7,383,475

(a)
The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable and real estate assets held under direct financing leases.

(b)	The total accumulated depreciation and amortization associated with dispositions of real estate was $1.7 million for the three months ended March 31, 2014.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs; therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At March 31, 2014, 24 of the Company’s properties were vacant, not subject to a lease and in the Company’s possession; five of these properties were held for sale. At December 31, 2013, 21 properties were vacant, not subject to a lease and in the Company’s possession; six of these properties were held for sale.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of operating leases at March 31, 2014 (in thousands):

Scheduled Future Rental Payments	March 31, 2014
Remainder of 2014	$407,977
2015	535,137
2016	520,326
2017	505,289
2018	489,417
Thereafter	3,377,651
Total future minimum rentals	$5,835,797
Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the consumer price index ("CPI").
Certain of the Company’s leases contain tenant purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options under GAAP.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium, as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Mortgage - principal	$101,083	$102,315
Mortgage - premium	14,345	14,976
Mortgages, net	115,428	117,291
Other notes - principal	418	430
Total Loans receivable, net	$115,846	$117,721
Real Estate Assets Under Direct Financing Leases
The components of investment assets held under direct financing leases as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Minimum lease payments receivable	$18,633	$19,555
Estimated residual value of leased assets	55,858	57,739
Unearned income	(17,688)	(18,534)
Total	$56,803	$58,760
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the three months ended March 31, 2014:

	Number of Properties	Carrying Value
		(In Thousands)
Balance, December 31, 2013	11	$19,611
Transfers from real estate investments	1	8,611
Sales (Note 11)	(2)	(3,135)
Balance, March 31, 2014 (a)	10	$25,087
(a) Includes a single property with a net carrying amount of $8.6 million in which its operating results are reported in continuing operations.
The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013 (in thousands):

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Land and improvements	$8,878	$10,003
Buildings and improvements	11,135	14,178
Total real estate investments	20,013	24,181
Less: Accumulated depreciation	(3,656)	(4,819)
Intangible lease assets, net	567	697
Total assets	$16,924	$20,059

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448
Impairments
The following table summarizes total impairment losses recognized for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Real estate and intangible asset impairment	$1,637	$2,103
Write-off of lease intangibles due to lease terminations	70	—
Total impairment loss continuing and discontinued operations	$1,707	$2,103

Note 4. Lease Intangibles, net
The following table details lease intangible assets and liabilities, net of accumulated amortization, as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
In-place leases	$670,789	$663,027
Above-market leases	97,571	95,118
Less: accumulated amortization	(155,198)	(140,024)
Intangible lease assets, net	$613,162	$618,121

Below-market leases	$246,452	$243,237
Less: accumulated amortization	(26,575)	(23,123)
Intangible lease liabilities, net	$219,877	$220,114
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $1.3 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Above- and below-market lease amortization from properties acquired in connection with the Merger contributed $0.9 million of the increase during 2014. The value of in-place leases amortized and included in depreciation and amortization expense was $13.4

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively. Lease-in-place amortization from properties acquired in connection with the Merger contributed $8.0 million of the increase in 2014.

Note 5. Debt
The Company's debt is summarized below:

	2014 Weighted Average Effective Interest Rates (a)	March 31, 2014	December 31, 2013
		(In Thousands)
Revolving credit facilities (b)	7.89%	$135,606	$35,120
Master trust notes	6.27%	1,233,724	1,241,437
CMBS - fixed-rate	5.60%	2,391,246	2,387,532
CMBS - variable-rate (c)	3.30%	110,935	111,018
Unsecured fixed rate promissory note	9.74%	1,408	1,442
		3,872,919	3,776,549
Unamortized net debt premium		740	1,669
Total debt, net		$3,873,659	$3,778,218

(a)	The effective interest rates include amortization of debt discount, amortization of deferred financing costs, and related debt insurer premiums, where applicable, calculated as of March 31, 2014.

(b)	The effective interest rate on the revolving credit facilities, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee, was 2.97% as of March 31, 2014.

(c)	Variable-rate notes are predominately hedged with interest rate swaps (see Note 6).
Revolving Credit Facilities
$400 million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into a three-year credit agreement ("Credit Facility") with various lenders and terminated the $100.0 million secured revolving credit facility. The Operating Partnership may obtain loans and/or extensions of credit in an aggregate amount not exceeding $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter, which amounted to $0.3 million for the three months ended March 31, 2014.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense, on a straight-line basis, over the remaining initial term of the Credit Facility. At March 31, 2014, $3.5 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheet. The effective interest rate on outstanding borrowings under the Credit Facility, which includes cash interest, non-cash amortization of deferred financing costs, and non-utilization fees, was 8.09% for the three months ended March 31, 2014. The interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee, was 2.68% as of March 31, 2014. As of March 31, 2014, $120.0 million was outstanding on the Credit Facility under three separate advances, secured by 231 properties.
The Company guarantees the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of its assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

The ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants. As of March 31, 2014, the Operating Partnership was in compliance with these financial covenants.
Line of Credit - As of March 31, 2014, a special purpose entity owned by the Company had access to a $40.0 million secured revolving credit facility (“Line of Credit”). The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of March 31, 2014, $15.6 million was outstanding on the Line of Credit under three separate advances, secured by 3 properties, at a weighted average effective interest rate of 4.26%. Each advance under the Line of Credit is secured only by its specified asset. The ability to borrow under the Line of Credit is subject to the Company's and special purposes entity's ongoing compliance with a number of customary financial covenants. As of March 31, 2014, the Company and special purpose entity were in compliance with these financial covenants.
Master Trust Notes
Spirit Master Funding, LLC, Spirit Master Funding II, LLC, and Spirit Master Funding III, LLC, all of which are indirect wholly-owned subsidiaries, have issued three series of net-lease mortgage notes payable (collectively referred to as the "Notes") that are secured by substantially all of the assets owned by these entities.
The Series 2005-1 notes are comprised of two separate tranches; tranche A-1 is an amortizing note with a stated rate of 5.05% and tranche A-2 consists of an interest-only note with a stated rate of 5.37%; both are due in 2020, with outstanding balances as of March 31, 2014 of $96.4 million and $258.3 million, respectively. The Series 2006-1 notes are amortizing with a stated rate of 5.76%, due in 2021, with an outstanding balance of $236.0 million as of March 31, 2014. The Series 2007-1 notes are amortizing with a stated rate of 5.74%, due in 2022, with an outstanding balance of $314.0 million as of March 31, 2014. The Notes also require debt insurer premiums of 0.30% to 0.32% of the outstanding principal amount, which are reflected in interest expense. As of March 31, 2014, these notes are secured by 722 properties in total, including 76 properties securing mortgage loans. The obligations under the four series net-lease mortgage notes are cross collateralized.
In December 2013, Spirit Master Funding VII ("SMF VII") issued new investment grade rated $330 million net-lease mortgage notes under a new securitization platform. The issue was comprised of $125.0 million of 3.89% Series 2013-1 Class A interest only, net-lease mortgage notes expected to be repaid in December 2018 and $205.0 million of 5.27% Series 2013-2 Class A amortizing net-lease mortgage notes expected to be repaid in December 2023. The notes are secured by the assets of SMF VII and are non-recourse. The Company used the proceeds of the issue to replace shorter-term debt, fund acquisitions and for general corporate purposes. As of March 31, 2014, the Series 2013-1 and Series 2013-2 notes have outstanding balances of $125.0 million and $204.0 million, respectively, and are secured by 318 properties, including 79 properties securing mortgage loans.
CMBS
The Company has 232 fixed and 26 variable rate CMBS loans that are secured by mortgages on certain of the leased properties and related assets. The stated interest rates as of March 31, 2014 for the fixed rate notes ranged from 3.90% to 8.39% with a weighted average stated rate of 5.87%. The variable rate notes ranged from 2.67% to 3.67% with a weighted average stated rate of 3.28%. As of March 31, 2014, the fixed and variable rate loans have balances outstanding of $2.4 billion and $110.9 million, respectively, and are secured by 854 and 123 properties, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Debt Maturities
As of March 31, 2014, scheduled debt maturities of the Company’s revolving credit facilities, mortgages and notes payable, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2014	$42,720	$29,761	$72,481
2015	58,123	245,794	303,917
2016	51,888	889,330	941,218
2017	45,745	925,164	970,909
2018	45,445	248,851	294,296
Thereafter	134,285	1,155,813	1,290,098
	$378,206	$3,494,713	$3,872,919
Balloon payments subsequent to 2018 are as follows: $49.5 million due in 2019, $294.5 million due in 2020, $167.5 million due in 2021, $292.2 million due in 2022, $352.1 million due in 2023. As of March 31, 2014, the remaining weighted average maturity of the Company's outstanding indebtedness was 4.7 years.

The following table summarizes interest expense on the related borrowings (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense – revolving credit facilities	$720	$105
Interest expense – mortgages and notes payable	53,596	29,472
Interest expense – other	39	—
Amortization of deferred financing costs (a)	973	3,901
Amortization of debt (premium)/discount	(929)	2,961
Total interest expense	$54,399	$36,439

(a)	Includes $3.6 million arising from financing commitments related to the Merger for the three months ended March 31, 2013.
Debt premium/discount net is amortized to interest expense using the effective interest method over the terms of the related notes. The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized financing costs totaled $23.4 million and $23.8 million at March 31, 2014 and December 31, 2013, respectively, and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Note 6. Derivative and Hedging Activities
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
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Interest Rate	Effective Date	Maturity Date	March 31, 2014	December 31, 2013
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$10,968	4.62%	06/28/12	07/06/17	$(43)	$(42)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,783	5.75%	07/17/13	03/01/16	(292)	(326)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	(175)	(178)
Interest Rate Swaps(a)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(335)	(246)
						$(845)	$(792)
(a)Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three months ended ended March 31, 2014 and 2013, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest rate swaps	$(402)	$(31)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended March 31,
Location of Loss Reclassified from AOCL into Operations	2014	2013
Interest expense	$(323)	$(92)
General and administrative expense	—	(22)
Approximately $1.2 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next 12 months. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with counterparties it considers credit-worthy. As of March 31, 2014 and December 31, 2013, there were no termination events or events of default related to the interest rate swaps.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Note 7. Stockholders’ Equity

During the three months ended March 31, 2014, the Company declared cash dividends equivalent to $0.16625 per share on its common stock, payable on April 15, 2014, to stockholders of record as of March 31, 2014. On January 1, 2014, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested. As permitted by the terms of the Plan and the award grants, certain executive officers elected to surrender shares to the Company solely to pay some or all of the associated minimum statutory tax withholdings. The surrendered shares are held as treasury stock and included in stockholders' equity.

Note 8. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims.
As of March 31, 2014, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of March 31, 2014, the Company had commitments totaling $16.9 million, of which $14.1 million relates to future acquisitions and the remainder to fund improvements on properties the Company currently owns. All of these commitments are expected to be funded by December 31, 2014. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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

Note 9. Fair Value Measurements
The Company’s assets and liabilities that are required to be measured at fair value in the accompanying condensed consolidated financial statements are summarized below.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
March 31, 2014:
Derivatives:
Interest rate swaps financial liabilities	$(845)	$—	$(845)	$—
December 31, 2013:
Derivatives:
Interest rate swaps financial liabilities	$(792)	$—	$(792)	$—

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 of the fair value hierarchy.
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
March 31, 2014:
Long-lived assets held and used	$7,488	$—	$—	$—	$7,488	$(795)
Lease intangible assets	—	—	—	—	—	(70)
Long-lived assets held for sale	8,611	—	—	—	8,611	(842)
						$(1,707)
December 31, 2013:
Lease intangible assets	$—	$—	$—	$—	$—	$(182)
Long-lived assets held for sale	11,198	(26,832)	—	—	38,030	(7,134)
						$(7,316)
(1) Impairment charges are presented for the three months ended March 31, 2014 and for the year ended December 31, 2013.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2014 and December 31, 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
March 31, 2014
(Unaudited)

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

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$115,846	$125,493	$117,721	$131,587
Revolving credit facilities, net	135,606	136,441	35,120	34,911
Mortgages and notes payable, net	3,738,053	3,929,117	3,743,098	3,892,621

Note 10. Significant Credit and Revenue Concentration
As of March 31, 2014 and December 31, 2013, the Company’s real estate investments are operated by 387 and 377 tenants, respectively, that engage in retail, service and distribution activities across various industries throughout the United States. Shopko Stores Operating Co., LLC (“Shopko”) and Pamida Stores Operating Co., LLC (“Pamida”), operate in the general and discount retailer industry and represent the Company’s largest tenant. Total revenues from the combined Shopko/Pamida (“Shopko/Pamida”) entity for the three months ended March 31, 2014 and 2013, contributed 14.0% and 29.0% of the Company's total revenues from continuing and discontinued operations, respectively. No other tenant contributed 10% or more of the Company’s total revenues during any of the periods presented. As of March 31, 2014 and December 31, 2013, the combined properties that are operated by Shopko/Pamida represent approximately 14.1% and 14.4%, respectively, of the Company’s total investment portfolio.

Note 11. Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, which amends the requirements for reporting discontinued operations (see Note 2). Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The Company has early adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and will apply the provisions prospectively. Properties that were reported as held for sale as of December 31, 2013, will continue to be reported under the prior standards and will be presented in discontinued operations until they are disposed of.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, of these properties will continue to be reclassified to discontinued operations. The results of discontinued operations for the three months ended March 31, 2014 and 2013, are summarized below (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Rent	$308	$2,222
Non-cash rent	(29)	18
Other	2,917	—
Total revenues	3,196	2,240
Expenses:
General and administrative	3	9
Property costs	139	74
Interest	—	194
Depreciation and amortization	—	1,377
Impairments	—	2,103
Total expenses	142	3,757
Gain (loss) from discontinued operations before other income	3,054	(1,517)
Other income:
Other	—	23
Total other income	—	23
Income (loss) from discontinued operations	3,054	(1,494)
(Loss) gain on dispositions of assets	(7)	180
Total discontinued operations	$3,047	$(1,314)
Number of properties disposed of during period (a)	2	6
(a) During the three months ended March 31, 2014 three properties were disposed of, but only two of them were held for sale at December 31, 2013 and qualified for discontinued operations under ASU 2014-08.

Note 12. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	(in thousands)
Distributions declared and unpaid	$61,628	$26,501
Reduction of debt through sale of certain real estate properties	—	(974)
Real estate properties acquired under 1031 exchange	20,784	—
Accrued deferred financing costs	—	6,356

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Note 13. Incentive Award Plan and Stock Option Plan
Under the Company’s Incentive Award Plan (the “Plan”), the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. As of March 31, 2014, 2.6 million shares remained available for award under the Plan.
Restricted Shares of Common Stock
During the three months ended March 31, 2014, the Company granted 0.4 million shares under the Plan to certain named executive officers and employees. The Company recorded $3.8 million in deferred compensation associated with all restricted share grants under the Plan. As of March 31, 2014, approximately 2.0 million non-vested restricted shares of common stock were outstanding.
Performance Share Awards
During the three months ended March 31, 2014, in connection with the 2014 bonus program, the Compensation Committee of the Board of Directors approved an initial target grant of 242,883 performance shares to the named executive officers of the Company. The performance period of this grant runs from January 1, 2014 through December 31, 2016. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of total shareholder return of the Company compared to a specified peer group of companies during the performance period. In addition, each performance share award entitles its holder to a cash payment equal to the aggregate dividends that would have been outstanding on each dividend record date over the performance period. Based on the grant date fair value, the Company expects to recognize $3.3 million in compensation expense on a straight-line basis over the requisite service period associated with this grant.
As of March 31, 2014, under each separate annual performance award, the Company's total shareholder return compared to the specified peer group during the performance periods would have resulted in the release of 1.5 million shares, in the aggregate. In addition, approximately $0.3 million in dividend rights have been accrued. The projected shares to be released are not considered issued under the Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.
Stock compensation
For the three months ended March 31, 2014 and 2013, the Company recognized $2.5 million and $1.8 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2014 and December 31, 2013, the remaining unamortized stock-based compensation expense, including amounts relating to the performance awards, totaled $20.2 million and $15.6 million, respectively, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Note 14. Earnings (Loss) Per Share
Earnings per share have been computed using the two-class method. Earnings per common share under the two-class method are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two class method, earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations and net income (loss) attributable to common stockholders in the computation of income (loss) per share for each.

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings (loss) per share (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Basic and diluted earnings (loss):
Income (loss) from continuing operations	$9,470	$(7,018)
Gain on dispositions of assets	1,722	—
Less: income attributable to unvested restricted stock	(333)	(346)
Income (loss) used in basic and diluted income (loss) per share from continuing operations	10,859	(7,364)
Income (loss) from discontinued operations	3,047	(1,314)
Net income (loss) attributable to common stockholders used in basic an diluted income (loss) per share	$13,906	$(8,678)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	370,535,587	161,599,979
Less: Unvested weighted average shares of restricted stock	(1,850,645)	(2,178,602)
Weighted average number of shares outstanding used in basic income (loss) per share	368,684,942	159,421,377

Dilutive weighted average shares of common stock (a)
Unvested performance shares	697,638	—
Stock options	5,058	—
Weighted average number of shares of common stock used in dilutive income (loss) per share	369,387,638	159,421,377

Potentially dilutive shares of common stock
Unvested shares of restricted stock	688,348	725,249

(a) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury method unless the result would be anti-dilutive.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
March 31, 2014
(Unaudited)

Note 15. Subsequent Events

Spirit Master Funding Notes Exchange Offer

On April 9, 2014, the Company commenced an exchange offer for up to approximately $912.4 million in anticipated principal balance of certain net-lease mortgage notes issued by indirect wholly-owned subsidiaries Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC under the Company's Spirit Master Funding program.  The offer is to exchange any and all of the existing notes for no more than an equal aggregate principal amount of new net-lease mortgage notes from the same issuers.  The exchange offer is subject to the satisfaction or waiver of certain conditions set forth in the offering documents, including that at least 98% of the aggregate outstanding principal amount of existing notes be tendered for exchange (the "Minimum Tender Amount").  As of April 28, 2014, this Minimum Tender Amount had been tendered for exchange.

In the event that the exchange offer is completed, among other differences, the new notes will be scheduled to amortize at a slower rate than the notes for which they are exchanged and each series of new notes will have a legal final payment date that is later than the legal final payment for the series of notes for which it is exchanged (the legal final payment dates for the three series of existing notes will occur in July 2023, March 2024 and March 2025, and the legal final payment dates for the three series of new notes will occur in July 2040, March 2041 and March 2042).

The exchange offer and the issuance of the new notes have not been and will not be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), or any other securities laws. The exchange offer will only be made, and the new notes are only being offered and will only be issued, to holders of existing notes (i) in the United States, that are “qualified institutional buyers” as defined in Rule 144A under the Securities Act (each, a “QIB”) and (ii) outside the United States, that are persons other than “U.S. persons” in compliance with Regulation S under the Securities Act.
At the Market Common Stock Offering Program
On April 15, 2014, in connection with the commencement of a “continuous equity offering,” the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) under which the Company may sell up to an aggregate of $350.0 million of its common stock (the “Shares”) from time to time in “at the market” offerings (the “Offering”). The Company may sell the Shares in amounts and at times to be determined by the Company from time to time, but has no obligation to sell any of the Shares in the Offering. The Shares sold will be issued pursuant to the Prospectus Supplement and the Company’s shelf registration statement on Form S-3 (file No. 333-192237), which was filed with the SEC, and became effective on, November 8, 2013.
The Offering will operate pursuant to an equity distribution agreement (the “Agreement”) entered into by the Company and the Operating Partnership with a number of sales agents for the offer and sale of the Shares. The Agreement provides that a sales agent will be entitled to compensation that will not exceed, but may be lower than, 2.0% of the gross sales price of any of the Shares sold through it as sales agent.
The Company sold 1,574,320 Shares under the program prior to April 24, 2014 for gross proceeds of $16.8 million at the weighted average Share price of $10.70, with aggregate net proceeds to the Company of $16.6 million after sales agent compensation. The proceeds from the sales were contributed to the Operating Partnership and used for general corporate purposes.

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

•
the risk that significant information technology systems conversions that we are undertaking or may undertake in the future may take longer to implement than expected or that anticipated benefits may not be realized;

•	our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	we have incurred substantial expenses related to the Merger and expect to continue to incur expenses related to the integration; and

•	our future results may suffer if we do not effectively manage our expanded operations.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the Securities and Exchange Commission ("SEC") and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview
Spirit Realty Capital, Inc. (the "Company") is a Maryland corporation and operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis primarily to tenants engaged in retail, service and distribution industries. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
On July 17, 2013, the Company merged with and into Cole Credit Property Trust II, Inc. ("Cole II"), a Maryland Corporation, pursuant to the Merger Agreement ("Merger").
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Spirit Operating Partnership”). Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Spirit Operating Partnership. The Company is the sole limited partner and owns the remaining 99.0% of the Spirit Operating Partnership.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
We generate our revenue primarily by leasing our properties to our tenants. As of March 31, 2014, our undepreciated gross investment in real estate and loans totaled approximately $7.38 billion, representing investment in 2,287 properties, including properties securing our mortgage loans. Of this amount, 98.4% consisted of our gross investment in real estate, representing ownership of 2,142 properties, and the remaining 1.6% consisted of commercial mortgage and equipment loans receivable secured by 145 properties or related assets. As of March 31, 2014, our owned properties were approximately 98.9% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual contractual rent) of approximately 10.2 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of March 31, 2014, approximately 87% of our single-tenant properties (based on annual rent) provided for increases in future annual base contractual rent.

2014 Highlights

For the first quarter ended March 31, 2014:

•	Generated revenues of $144.0 million, more than doubling the revenues reported in the first quarter of 2013.

•	Produced Funds from Operations (FFO) of $0.20 per share, Adjusted Funds from Operations (AFFO) of $0.20 per share, and net income of $0.04 per share.

•	Acquired 104 properties for a gross investment of $157.1 million in 12 real estate transactions with an initial cash yield of 7.81% and an average remaining lease term of 12.2 years.

Factors that May Influence Our Operating Results
Rental Revenue
Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 87% of our single-tenant properties contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year. As of March 31, 2014, 98.9% of our owned properties (based on number of properties) were occupied.
For the three months ended ended March 31, 2014, Shopko/Pamida contributed 14.0% of our total revenue. Walgreen Company (“Walgreens”), our next largest tenant, contributed 4.1% of our total revenue for the three months ended March 31, 2014. Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida and Walgreens, defaults, breaches or delay in payment of rent by these tenants may materially and adversely affect us.

Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of March 31, 2014 was 10.2 years (based on annual rent). Approximately 16.4% of our leases (based on annual rent) as of March 31, 2014 will expire prior to January 1, 2019. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.
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
Our Triple-Net Leases
We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. As of March 31, 2014, approximately 80% of our properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. Although these instances are infrequent and have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 42.8% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none” basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.
Interest Expense
As of March 31, 2014, we had an approximately $3.9 billion principal balance outstanding of predominately secured, fixed-rate mortgage notes payable and borrowings under our revolving credit facilities. During the three months ended March 31, 2014, the weighted average interest rate on our fixed and variable-rate debt, excluding the amortization of deferred financing costs and debt discounts, was approximately 5.80%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of 26 mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.55% on a significant portion of this variable rate debt. We amortize the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the three months ended March 31, 2014, non-cash interest expense recognized on our revolving credit facilities, mortgages and notes payable totaled approximately $0.1 million. Any changes to our debt structure, including borrowings under the $400.0 million Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases.
General and Administrative Expenses
General and administrative expenses include employee compensation costs, professional fees, consulting, portfolio servicing costs and other general and administrative expenses. As a public company, our annual general and administrative expenses have increased due to added legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters. In connection with our Merger, we expect to incur additional integration and transitional costs. Although we anticipate some of these costs to be short-term, a marginal increase in general and administrative expenses is expected as a result of more than doubling our investment portfolio since December 2012.
Transaction Costs
As we acquire properties, we may incur transaction costs that we may be required to expense.

Impact of Inflation
Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Since tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not adversely affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expense. Additionally, our leases generally provide for rent escalators (see “Rental Revenue” above) designed to mitigate the effects of inflation over a lease’s term. However, since some of our leases do not contain rent escalators and many that do limit the amount by which rent may increase, any increase in our rental revenue may not keep up with the rate of inflation.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended March 31,
	2014	2013	Change	%
	(In Thousands)
Revenues:
Rentals	$137,479	$69,776	$67,703	97.0%
Interest income on loans receivable	1,837	1,113	724	65.0%
Earned income from direct financing leases	846	—	846	NM
Tenant reimbursement income	3,319	—	3,319	NM
Interest income and other	491	79	412	521.5%
Total revenues	143,972	70,968	73,004	102.9%
Expenses:
General and administrative	11,067	6,968	4,099	58.8%
Merger costs	—	6,537	(6,537)	100.0%
Property costs	5,282	940	4,342	461.9%
Real estate acquisition costs	1,281	89	1,192	1,339.3%
Interest	54,399	36,439	17,960	49.3%
Depreciation and amortization	60,549	26,939	33,610	124.8%
Impairments	1,707	—	1,707	NM
Total expenses	134,285	77,912	56,373	72.4%
Income (loss) from continuing operations before income tax expense	9,687	(6,944)	16,631	239.5%
Income tax expense	217	74	143	193.2%
Income (loss) from continuing operations	$9,470	$(7,018)	$16,488	234.9%

Gains on dispositions of assets	$1,722	$—	$1,722	NM
Revenues
For the three months ended March 31, 2014, approximately 95.5% of our total revenues were attributable to long-term leases. Total revenue increased by $73.0 million to $144.0 million for the three months ended March 31, 2014 as compared to $71.0 million for same period in 2013. The increase in revenue was due primarily to $63.3 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $509.6 million of non-merger real estate acquisitions subsequent to March 31, 2013 and contractual rent escalations on our owned real estate properties.

Rentals
Rental revenue increased by $67.7 million to $137.5 million for the three months ended March 31, 2014 as compared to $69.8 million for the same period in 2013. The increase was primarily attributable to $59.0 million of rental income generated from properties acquired in the the Merger. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the three months ended March 31, 2014 and 2013 was $4.7 million and $0.8 million, respectively, representing approximately 3.4% and 1.1% of total rental revenue from continuing operations for each of the three months ended March 31, 2014 and 2013, respectively. Additionally, subsequent to March 31, 2013, we acquired 267 properties with a gross investment value of $509.6 million, which contributed to the rental increase. Furthermore, contractual rent escalations subsequent to March 31, 2013 also contributed to the increase.

As of March 31, 2014, 98.9% of our owned properties were occupied (based on number of properties). The majority of our nonperforming leases were in the restaurant and specialty retail industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. As of March 31, 2014, 24 of our properties representing approximately 1.1% of our owned properties were vacant and not generating rent compared to 13 vacant properties, representing 1.1% of our owned properties, as of March 31, 2013.
Interest income on loans receivable and other income
Interest income on loans receivable increased by $0.7 million to $1.8 million for the three months ended March 31, 2014 as compared to $1.1 million for the same period in 2013. The increase was attributable to $1.0 million of additional income from loans receivable acquired in the Merger, which was offset by the decrease in income related to the prepayment of three notes as well as scheduled maturities and amortization totaling $15.7 million subsequent to March 31, 2013.
In connection with the Merger, the Company acquired 13 properties accounted for as direct financing leases which generated earned income of $0.8 million for the three month period ended March 31, 2014. Prior to the Merger, the Company did not own any properties that were accounted for as direct financing leases.
As part of the Merger, the Company acquired a number of non-triple-net leases that require the tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the three months ended March 31, 2014 of $3.3 million are offset by expenses recorded under property costs in the accompanying condensed consolidated statements of operations.
Interest income and other contributed $0.5 million and $0.1 million for the three month periods ended March 31, 2014 and 2013, respectively. Of the $0.5 million recorded during the current period, $0.4 million related to lease settlement fees.
Expenses
General and administrative
General and administrative expenses increased $4.1 million to $11.1 million for the three months ended March 31, 2014, as compared to $7.0 million for the same period in 2013. During the three months ended March 31, 2014, the Company incurred higher compensation and related benefits of $1.8 million due primarily to the hiring of additional personnel in connection with the Merger along with $0.7 million of higher non-cash stock based compensation. Professional fees, technology costs and outside consulting services increased $2.2 million during 2014 primarily due to higher costs incurred for compliance and consulting fees incurred in connection with the integration of the net assets acquired in the Merger.

Merger Related Costs
In connection with the Merger, the Company incurred merger related costs of approximately $6.5 million for the three months ended March 31, 2013, which include legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the same period in 2014.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger with Cole II resulted in the acquisition of a limited number of single and double-net leases that require the Company to initially incur certain expenses which are billed and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased $4.3 million to $5.3 million for the three months ended March 31, 2014, as compared to $0.9 million for the same period in 2013. Of this increase, approximately $4.0 million is attributable to reimbursable costs associated with acquired non-triple-net leases.
Interest
Interest expense increased by $18.0 million to $54.4 million for the three months ended March 31, 2014, as compared to $36.4 million for the same period in 2013. The increase in interest expense was primarily due to the the increase in total indebtedness of approximately $2.0 billion at March 31, 2014 compared to the same period in 2013. The vast majority of our increased indebtedness was the assumption of debt in connection with our Merger.
The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)
Interest expense – revolving credit facilities	$720	$105
Interest expense – mortgages and notes payable	53,596	29,472
Interest expense – other	39	—
Amortization of deferred financing costs	973	3,901
Amortization of debt (premium) discount	(929)	2,961
Total interest expense	$54,399	$36,439

Weighted average mortgages and notes outstanding excluding debt premium or discount (1)	$3,742,026	$1,961,731
Weighted average revolving credit facilities	60,502	—
Weighted average debt outstanding	$3,802,528	$1,961,731
Adjusted mortgages and notes interest (2) / weighted average mortgages and notes payable	5.73%	6.01%
Revolving credit facilities interest (3) / weighted average revolving credit facilities balance	4.76%	—%
(1) Excludes debt associated with discontinued operations
(2) Excludes interest expense associated with amortization of deferred financing costs and debt discounts.
(3) Excludes interest expense associated with amortization of deferred financing costs and debt discounts, and includes approximately $0.3 million of non-utilization fees.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $33.6 million to $60.5 million for the three months ended March 31, 2014 as compared to $26.9 million for the same period in 2013. Of the total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to non-merger acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)
Depreciation of real estate assets	$47,016	$22,492
Other depreciation	94	27
Amortization of lease intangibles	13,439	4,420
Total depreciation and amortization	$60,549	$26,939

Income tax expense
Income tax expense increased $0.1 million to $0.2 million for the three months ended March 31, 2014, as compared to $0.1 million for the same period in 2013. The increase was primarily due to an increase in income from operations contributed by properties acquired in the Merger.

Discontinued operations
Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations” so long as they meet certain criteria set forth in ASU 2014-08 (see Note 2). Properties that were reported as held for sale as of December 31, 2013, will continue to be reported under the prior standards and will be presented in discontinued operations until they are disposed of.
We recognized income from discontinued operations of $3.0 million for three months ended March 31, 2014 as compared to a loss of $1.3 million for the same period in 2013. For the three months ended March 31, 2014, $2.9 million of income was attributable to the receipt of a lease termination fee related to a property that was sold. For the same period in 2013, $1.5 million of loss was attributable to the properties held for sale. Non-cash impairment charges included in income from discontinued operations for the three months ended March 31, 2013 were $2.1 million. No such charges were incurred during the same period in 2014.
Gain on dispositions of assets
During the three months ended March 31, 2014, we recorded gains totaling $1.7 million from continuing operations on the disposition of certain real estate assets. These gains relate to disposed properties that did not qualify for discontinued operations under the guidance set forth in ASU 2014-08. Previous to the adoption of ASU 2014-08, which has been applied on a prospective basis during the three months ended March 31, 2014, these gains would have been recorded as part of discontinued operations.
Property Portfolio Information
Our diverse real estate portfolio at March 31, 2014 consisted of 2,142 owned properties:

•	leased to approximately 387 tenants;

•	located in 48 states as well as in the U.S. Virgin Islands, with only 4 states contributing 5% or more of our annual rent;

•	operating in 19 different industries;

•	with an occupancy rate of 98.9%; and

•	with a weighted average remaining lease term of 10.2 years.
The following tables present the diversity of our portfolio and are calculated based on percentage of contractual annual rent.

Diversification By Tenant
The following table lists the top 10 tenants of our owned real estate properties as of March 31, 2014:

Tenant (2)	Number of Properties	Percent of Total Revenue (1)
Shopko Stores/Pamida Operating Co., LLC	181	14.0%
Walgreen Company	69	4.1
84 Properties, LLC	109	3.3
Cajun Global LLC (Church's Chicken)	201	2.5
Academy Sports + Outdoors	9	2.2
Alimentation Couche-Tard, Inc. (Circle K)	83	2.1
CVS Caremark	37	1.7
CarMax, Inc.	9	1.4
Carmike Cinemas, Inc.	12	1.4
Rite Aid Corp	30	1.3
Other	1,402	66.0
Total	2,142	100.0%

(1) Total revenue for the quarter ended March 31, 2014.
(2) Tenants represent legal entities with whom we have lease agreements. Other tenants may operate certain of the same business concepts set forth above, but represent separate legal entities.

Diversification By Industry
The following table sets forth information regarding the diversification of the tenants leasing our owned real estate properties among different industries as of March 31, 2014:

Industry	Number of Properties	Percent of Total Rent (1)
Specialty Retail	194	18.5%
General and discount retail	237	18.2
Restaurants - Quick Service	657	9.7
Drug Stores	134	7.5
Restaurants - Casual Dining	207	7.4
Automotive dealers, parts and service	143	5.3
Convenience Stores/car washes	158	4.5
Movie Theaters	25	4.2
Building material suppliers	110	3.6
Medical/other office	83	3.4
Industrial	29	3.1
Educational	33	2.9
Health clubs/gyms	18	2.3
Home Improvement	11	2.2
Supermarkets	39	2.1
Distribution	44	2.0
Recreational Facilities	8	1.4
Air Delivery & Freight Services	9	1.2
Interstate travel plazas	3	0.5
Total	2,142	100.0%

(1) Total rental revenue for the quarter ended March 31, 2014.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of March 31, 2014:

Asset Type	Number of Properties	Percent of Total Revenue (1)
Retail	1,973	85.6%
Industrial	80	9.0
Office	89	5.4
Total	2,142	100.0%

(1) Total rental revenue for the quarter ended March 31, 2014.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of March 31, 2014:

State	Number of Properties	Percent of Total Rent (1)
Texas	266	12.5%
Illinois	125	6.5
Wisconsin	63	5.9
Georgia	154	5.0
Florida	116	4.5
Ohio	122	4.4
Arizona	49	2.9
Minnesota	48	2.9
Tennessee	111	2.9
Michigan	48	2.8
Indiana	72	2.8
North Carolina	64	2.7
Missouri	66	2.7
Alabama	100	2.7
Nebraska	21	2.6
South Carolina	45	2.6
California	15	2.4
Pennsylvania	64	2.4
Virginia	46	2.2
Kansas	28	1.9
Colorado	26	1.6
Utah	15	1.6
Idaho	15	1.6
New York	44	1.5
Oklahoma	47	1.5
Massachusetts	8	1.5
Nevada	4	1.4
Kentucky	44	1.3
Iowa	37	1.3
New Hampshire	17	1.0
Washington	13	1.0
Louisiana	30	1.0
New Mexico	24	*
Oregon	8	*
South Dakota	11	*
New Jersey	13	*
Mississippi	29	*
Maryland	22	*
Montana	7	*
West Virginia	26	*
Arkansas	28	*

State	Number of Properties	Percent of Total Rent (1)
North Dakota	5	*
Maine	26	*
Rhode Island	4	*
Wyoming	8	*
Delaware	3	*
Vermont	3	*
Virgin Islands	1	*
Connecticut	1	*
Total	2,142	100.0%

* Less than 1%
(1) Total rental revenue for the quarter ended March 31, 2014.
Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2014. As of March 31, 2014, the weighted average remaining non-cancelable initial term of our leases (based on annual rent) was 10.2 years. The information set forth in the table excludes the impact of tenant renewal options and early termination rights:

Leases Expiring In:	Number of Properties	Expiring Annual Rent (in thousands) (1)	Percent of Total Expiring Annual Rent
Remainder of 2014	65	$12,734	2.3%
2015	33	11,588	2.1
2016	47	22,516	4.1
2017	64	19,752	3.6
2018	76	24,389	4.4
2019	71	20,161	3.6
2020	101	31,310	5.7
2021	189	41,708	7.5
2022	100	22,132	4.0
2023	92	37,309	6.7
2024 and thereafter	1,280	309,543	56.0
Vacant	24	—	—
Total owned properties	2,142	$553,142	100.0%

(1) Total rental revenue for the quarter ended March 31, 2014 multiplied by four.
Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize available borrowings on our $400.0 million Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions.
As of March 31, 2014, we had cash and cash equivalents of $30.0 million and our Credit facility provided for an additional $248.7 million in borrowing capacity.
Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings on our $400.0 million Credit Facility. As of March 31, 2014, we had $120.0 million outstanding under the Credit Facility. On April 15, 2014, we filed with the SEC the Prospectus Supplement under which we may sell up to an aggregate of $350.0 million of our common stock from time to time in "at the market" offerings ("ATM"). We may sell the shares in amounts and at times to be determined by us from time to time, but have no obligation to sell any of the shares in the offering. We believe that we have sufficient liquidity from our cash from operations and availability under our Credit Facility to meet our short-term working capital and other financial commitments. These sources may be further supplemented by proceeds received from our existing ATM offering.

Long-term Liquidity and Capital Resources

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by securing asset level financing, issuing fixed rate secured notes and bonds, and occasionally through public securities offerings. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our Credit Facility or other indebtedness. In the future some of our property acquisitions could be made by issuing units of our Operating Partnership in exchange for property owned by third parties. These units would be exchangeable into our common stock. We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.

Description of Certain Debt
Mortgages and Notes Payable
We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of March 31, 2014, we had approximately $3.7 billion principal balance of outstanding indebtedness with a weighted average annual interest rate of 5.73% and a weighted average maturity of 4.7 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. Scheduled debt payments, including our revolving credit facilities, as of March 31, 2014 are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2014	$42,720	$29,761	$72,481
2015	58,123	245,794	303,917
2016	51,888	889,330	941,218
2017	45,745	925,164	970,909
2018	45,445	248,851	294,296
Thereafter	134,285	1,155,813	1,290,098
	$378,206	$3,494,713	$3,872,919
Balloon payments subsequent to 2018 are as follows: $49.5 million due in 2019, $294.5 million due in 2020, $167.5 million due in 2021, $292.2 million due in 2022, 352.1 million due in 2023.

Revolving Credit Facilities
$400 Million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into the Credit Facility with various lenders. The Partnership’s obligations under the Credit Facility are guaranteed by Spirit Realty Capital, Inc., OP Holdings, Spirit Master Funding IV, LLC, and Spirit Master Funding V, LLC. Pursuant to the Credit Facility, consistent with the terms, conditions and provisions of a three-year revolving credit facility, the Operating Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months, subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. As of March 31, 2014, $120.0 million was outstanding on the Credit Facility under three separate advances, secured by 231 properties.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. At March 31, 2014, $3.5 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets. The effective interest rate on outstanding borrowings under our Credit Facility was 8.09% for the three months ended March 31, 2014. The interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee, was 2.68% as of March 31, 2014.
Our ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

•	Maximum Leverage Ratio-requiring that the ratio of total indebtedness to gross asset value shall not exceed 65%.

•	Minimum Fixed Charge Coverage Ratio-requiring that the ratio of consolidated EBITDA to consolidated fixed charges shall not be less than certain fluctuating ratios set forth in the credit agreement.

•
Minimum Net Worth requiring that as of any date, consolidated tangible net worth shall not be less than 80% of consolidated tangible net worth on the closing date plus an amount equal to 80% of the proceeds of any new issuances of common stock.

•	Maximum Dividend Payout Ratio-requiring that any dividends declared will not exceed a certain amount per share.

•
Minimum Unencumbered Assets-the ability to request advances or letters of credit will be subject to the maintenance of a ratio of (a) outstanding obligations to (b) total value of the qualified unencumbered properties of not more than 62.5%.

•
Minimum Unencumbered Interest Coverage Ratio-requiring that each quarter and as a condition to each requested borrowing, the ratio of unencumbered net operating income to aggregate cash interest expense shall not be less than 1.50x.

Pursuant to the terms of the Credit Facility, distributions are allowable so long as they would not trigger an Event of Default (as defined in the agreement) and dividends cannot exceed $1.50 per share for the first four fiscal quarters following July 17, 2013, and, starting in the fourth quarter of fiscal year 2014, dividends, in the aggregate, may not exceed funds from operations in any fiscal year.
We guarantee the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of our assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.
Line of Credit - In March 2013, a special purpose entity owned by the Company entered into a $25.0 million secured revolving credit facility (“Line of Credit”). During the second quarter of 2013, the availability under the line was increased to $40.0 million. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24 month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance shall reset on the annual anniversary date of each advance, and is subject to the same terms as above. As of March 31, 2014, $15.6 million was outstanding on the Line of Credit under three separate advances, secured by 3 properties. Each advance under the Line of Credit is secured only by its specified asset.

Our ability to borrow under the Line of Credit is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

•	The Company maintain a minimum tangible net worth in a minimum amount equal to $25.0 million.

•	The Company maintain minimum liquidity in a minimum amount equal to $5.0 million.

•	Each note advance shall maintain a debt service coverage ratio of not less than 1.35 to 1.00 on a semi-annual basis.

•	Each note advance shall maintain an operator debt coverage ratio of not less than 2.00 to 1.00 on an annual basis.
Pursuant to the terms of the Line of Credit, the Operating Partnership has guaranteed the special purpose entity's obligations under the line.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K as filed with the SEC.
We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.
Distribution Policy
Distributions from our current or accumulated earnings and profits are generally characterized as ordinary income, whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s federal income tax basis in our common stock, are generally characterized as a return of capital. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gain.
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

Cash Flows
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $37.6 million to $65.8 million for the three months ended March 31, 2014 as compared to $28.2 million for the same period in 2013. This increase was primarily attributable to an increase in cash revenue of $70.6 million offset by an increase in cash paid for interest of $23.3 million. The increase to both revenue and cash interest is directly attributable to our Merger during the third quarter of 2013. With the Merger, we added 747 properties and 69 secured mortgage loans to our portfolio and assumed $1.5 billion of mortgages and notes payable. Exclusive of the Merger, we acquired an additional 194 new properties during 2013, which further contributed to our increased operating revenue. The balance of the change in operating cash flow can be attributed to an increase in operating expenses including property costs and general and administrative expenses. These costs have increased due to the expansion of our portfolio and the added costs associated with its integration. Approximately $4.0 million of the increase in property costs is attributable to reimbursable costs associated with acquired non-triple-net leases and included in revenue as well. While we anticipate some of our current integration costs to be reduced over the course of the year, property costs and general and administrative expenses will remain above historical levels due to our recent growth.
Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $136.0 million for the three months ended March 31, 2014 as compared to net cash used in investing activities of $39.2 million for the same period in 2013. The increase in cash used for investing activities during 2014 included $137.2 million to fund the acquisition of 90 properties (14 properties were acquired through a $20.8 million non-cash 1031 exchange) and capital improvements and transfers of sales proceeds to restricted cash accounts of $6.3 million, partially offset by cash proceeds of $6.2 million from the disposition of three properties and collections of principal on loans receivable totaling $1.3 million. During the same period in 2013, cash used in investing activities included $56.9 million to fund the acquisition of 31 properties, partially offset by transfers of sales proceeds from restricted cash accounts of $14.1 million and $2.8 million of proceeds from the disposition of 6 properties.
Generally, our net cash used in financing activities is impacted by our borrowings. Net cash provided in financing activities was $33.5 million for the three months ended March 31, 2014 as compared to net cash used of $7.3 million for the same period in 2013. The net change in cash provided in financing was primarily attributable to $180.5 million of additional borrowings under our lines of credit to fund acquisitions and pay for certain working capital expenditures. During the same period, we repaid $94.2 million million of our indebtedness, mostly from cash on hand and proceeds of certain property sales. Our net borrowings during the period were offset mostly by $61.6 million for dividends paid to stockholders, which was paid primarily through sources from our operating cash flows.

Non-GAAP Financial Measures
FFO, AFFO and FAD
We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) on the disposition of real estate assets. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. A reconciliation of net loss (computed in accordance with GAAP) to FFO is included in the financial information accompanying this report.
Adjusted FFO (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of net loss (computed in accordance with GAAP) to AFFO is included in the financial information accompanying this report.
Funds Available for Distribution (“FAD”) is a measure of a REIT's ability to generate cash and to distribute dividends to its shareholders. It reduces AFFO by deducting normalized recurring expenditures that are capitalized by the REIT and then amortized, but which are necessary to maintain a REIT's properties and its revenue stream. Our calculation of FAD may differ from the methodology applied by other equity REITs, and, therefore, may not be comparable to such other REIT’s. FAD is a supplemental non-GAAP financial measure and should not be used as a measure of our liquidity or as a substitute for cash flow from operating activities computed in accordance with GAAP. A reconciliation of net loss (computed in accordance with GAAP) to FAD is included in the financial information accompanying this report.

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
Annualized Adjusted EBITDA is calculated by multiplying Adjusted EBITDA for the quarter by four. Our computation of Adjusted EBITDA and Annualized Adjusted EBITDA may differ from the methodology used by other equity REITs to calculate these measures, and, therefore, may not be comparable to such other REITs. A reconciliation of net loss (computed in accordance with GAAP) to EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA is included in the financial information accompanying this report.
Adjusted Debt and Leverage
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to include preferred stock and exclude unamortized debt discount, as further reduced by cash and cash equivalents and cash collateral deposits retained by lenders. We believe that including preferred stock in Adjusted Debt is appropriate because it is an equity security that has properties of a debt instrument not possessed by common stock. Additionally, by excluding unamortized debt discount, cash and cash equivalents, and cash collateral deposits retained by lenders, the result provides an estimate of the contractual amount of borrowed capital to be repaid which we believe is a beneficial disclosure to investors.
Leverage is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments. We calculate Leverage by dividing Adjusted Debt by Annualized Adjusted EBITDA. The utility of Leverage should be considered as a supplemental measure of the level of risk that stockholder value may be exposed to. Our computation of Leverage may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this report.
Initial Cash Yield

We calculate initial cash yield from properties by dividing the annualized first month base rent (excluding any future rent escalations provided for in the lease) by the gross acquisition cost of the related properties. Gross acquisition cost for an acquired property includes the contracted purchase price and any related capitalized costs. Initial cash yield is a measure (expressed as a percentage) of the base rent expected to be earned on an acquired property in the first year. Because it excludes any future rent increases or additional rent that may be contractually provided for in the lease, as well as any other income or fees that may be earned from lease modifications or asset dispositions, initial cash yield does not represent the annualized investment rate of return of our acquired properties. Additionally, actual base rent earned from the properties acquired may differ from the initial cash yield based on other factors, including difficulties collecting anticipated rental revenues and unanticipated expenses at these properties that we cannot pass on to tenants, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

FFO, AFFO and FAD

The following is a reconciliation of net income (which we believe is the most comparable GAAP measure) to FFO, AFFO and FAD. Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$14,239	$(8,332)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	60,455	26,912
Discontinued operations	—	1,377
Portfolio impairments
Continuing operations	1,707	—
Discontinued operations	—	2,103
Realized gain on sales of real estate	(1,715)	(180)
Total adjustments	60,447	30,212

FFO	$74,686	$21,880
Add/(less):
Cole II merger related costs	—	10,152
Master Trust Notes exchange costs	17	—
Real estate acquisition costs	1,281	89
Non-cash interest expense	76	3,247
Non-cash revenues	(3,962)	(521)
Non-cash compensation expense	2,452	1,772
Total adjustments to FFO	(136)	14,739

AFFO	$74,550	$36,619
Less:
Capitalized portfolio maintenance expenditures	(205)	(249)
FAD	$74,345	$36,370

	Three Months Ended March 31,
	2014	2013

Dividends declared to common stockholders	$61,634	$26,510
Dividends declared as percent of FAD	83%	73%
Net income (loss) per share of common stock
Basic and Diluted (a)	$0.04	$(0.05)

FFO per share of common stock
Diluted (a)	$0.20	$0.14
AFFO per share of common stock
Diluted (a)	$0.20	$0.23
Weighted average shares of common stock outstanding:
Basic	368,684,942	159,421,377
Diluted	369,387,638	159,421,377

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

	March 31, 2014	March 31, 2013
Revolving credit facilities, net	$135,606	$11,400
Mortgages and notes payable, net	3,738,053	1,910,952
	3,873,659	1,922,352
Add/(less):
Preferred stock	—	—
Unamortized debt discount/(premium)	(740)	54,250
Cash and cash equivalents	(29,984)	(55,355)
Cash collateral deposits for the benefit of lenders classified as other assets	(21,865)	(8,805)
Total adjustments	(52,589)	(9,910)
Adjusted Debt	$3,821,070	$1,912,442

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net income (loss)	$14,239	$(8,332)
Add/(less) (a):
Interest	54,399	36,633
Depreciation and amortization	60,549	28,316
Income tax expense	217	74
Total adjustments	115,165	65,023
EBITDA	$129,404	$56,691
Add/(less) (a):
Cole II merger related costs in EBITDA	—	10,152
Master Trust Notes exchange costs	17	—
Real estate acquisition costs	1,281	89
Impairments	1,707	2,103
Gains on dispositions of assets	(1,715)	(180)
Total adjustments to EBITDA	1,290	12,164
Adjusted EBITDA	$130,694	$68,855
Annualized Adjusted EBITDA (b)	$522,776	$275,420

Leverage (Adjusted Debt / Annualized Adjusted EBITDA)	7.3	6.9

(a) Adjustments include all amounts charged to continuing and discontinued operations.
(b) Adjusted EBITDA multiplied by 4.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the March 31, 2014 unaudited condensed consolidated financial statements.

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of March 31, 2014, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). Essentially all of our approximately $3.7 billion principal balance of outstanding mortgages and notes payable as of March 31, 2014 were long-term, fixed-rate obligations. For the three months ended March 31, 2014, the weighted average interest rate on our debt, excluding amortization of deferred financing and premiums/debt discounts, was approximately 5.80%.
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
Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Our interest rate risk management policy addresses counterparty credit risk (the risk of nonperformance by the counterparties) by requiring that we deal only with major financial institutions that we deem credit worthy.

The estimated fair values of our revolving credit facilities, fixed-rate and variable-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of March 31, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving credit facilities	$135,606	$136,441
Mortgages and notes payable	3,738,053	3,929,117

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2014 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of March 31, 2014, that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time-to-time, we may be subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.
In connection with the Merger, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of the Company captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al. The complaint names as defendants Spirit, the members of the board of directors of Spirit, the Operating Partnership, Cole II and the Cole Operating Partnership, and alleges that the directors of Spirit breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, failing to disclose sufficient material information for pre-merger Spirit stockholders to make an informed decision regarding whether or not to approve the Merger, agreeing to a Merger Agreement at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, and engaging in self-interested and otherwise conflicted actions. The complaint alleges that the Operating Partnership, Cole II and the Cole Operating Partnership aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.
On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the named defendants in the merger litigation signed a memorandum of understanding (“MOU”) regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release and dismissal of all asserted claims (the "Stipulation of Settlement"). The Stipulation of Settlement was filed with the court on January 22, 2014 for approval, however, the asserted claims will not be released and dismissed until such stipulation of settlement is approved by the court. There can be no assurance that the court will approve the Stipulation of Settlement. The Company does not expect that the terms of the settlement, if approved by the court, would have a material adverse effect on its financial position or results of operations.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K as well as the prospectus supplement filed with the SEC on April 15, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.        Exhibits.

Exhibit No.	Description

2.1(1)
Agreement and Plan of Merger, dated as of January 22, 2013, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 8, 2013, by and among Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation, Spirit Realty Capital, Inc., a Maryland corporation, Cole Operating Partnership II, LP, a Delaware limited partnership and Spirit Realty, L.P., a Delaware limited partnership.

3.1(5)	Articles of Restatement of Spirit Realty Capital, Inc.

3.2(2)	Second Amended and Restated Bylaws of Spirit Realty Capital, Inc.

4.1(3)	Form of Certificate for Common Stock of Spirit Realty Capital, Inc.

10.1(2)	Form of Indemnification Agreement.

10.2(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated as of July 17, 2013.

10.3(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Michael A. Bender, dated as of July 17, 2013.

10.4(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Peter M. Mavoides, dated as of July 17, 2013.

10.5(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of July 17, 2013.

10.6(2)	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark A. Manheimer, dated as of July 17, 2013.

10.7(2)	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan

10.8(2)	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement

10.9(2)	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement

10.10(2)	Director Compensation Program

10.11(2)	Credit Agreement, by and among Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Spirit Realty, L.P. and various lenders, dated as of July 17, 2013.

10.12(2)	Guaranty, by and among Spirit Realty Capital, Inc.Spirit General OP Holdings, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.13(2)
Security Agreement, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.14(2)
Omnibus Collateral Assignment of Material Agreements, Permits and Licenses, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013.

10.15(2)	Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated as of July 17, 2013.

10.16(2)	Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated as of July 17, 2013.

10.17(2)	Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated as of July 17, 2013.

10.18(2)	Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated as of July 17, 2013.

10.19(2)	Form of Performance Share Award Agreement.

Exhibit No.	Description
10.20(4)	Registration Rights Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated September 25, 2012.

10.21(7)	Master Indenture, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013.

10.22(7)	Series 2013-1 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013.

10.23(7)	Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013.

10.24(7)	Property Management and Servicing Agreement, between Midland Loan Services, Spirit Master Funding VII, LLC and Spirit Realty, L.P., dated as of December 23, 2013.

10.25(8)	Equity Distribution Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated April 15, 2014.

14.1(6)	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc.

16.1(2)	Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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

(5)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on November 8, 2013.

(6)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.

(7)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2014.

(8)	Previous filed by Spirit Realty Capital, Inc. as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 15, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Michael A. Bender
Name:	Michael A. Bender
Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)
Date: May 9, 2014