Form 10-Q
period 2014-06-30
Spirit Realty Capital, Inc.
filed 2014-08-06
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of August 1, 2014, there were 398,809,443 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,453,528	$2,330,510
Buildings and improvements	4,356,795	4,188,783
Total real estate investments	6,810,323	6,519,293
Less: accumulated depreciation	(679,453)	(590,067)
	6,130,870	5,929,226
Loans receivable, net	113,321	117,721
Intangible lease assets, net	599,107	618,121
Real estate assets under direct financing leases, net	56,729	58,760
Real estate assets held for sale, net	40,955	19,611
Net investments	6,940,982	6,743,439
Cash and cash equivalents	120,976	66,588
Deferred costs and other assets, net	147,528	129,597
Goodwill	291,421	291,421
Total assets	$7,500,907	$7,231,045
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities, net	$15,528	$35,120
Mortgages and notes payable, net	3,202,853	3,743,098
Convertible senior notes, net	691,711	—
Intangible lease liabilities, net	216,714	220,114
Accounts payable, accrued expenses and other liabilities	111,753	114,679
Total liabilities	4,238,559	4,113,011
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 399,030,681 shares issued; 398,812,745 outstanding shares at June 30, 2014 and 370,570,565 shares issued; 370,363,803 outstanding shares at December 31, 2013	3,990	3,706
Capital in excess of par value	4,208,376	3,859,823
Accumulated deficit	(946,705)	(742,915)
Accumulated other comprehensive loss	(1,261)	(638)
Treasury stock, at cost	(2,052)	(1,942)
Total stockholders’ equity	3,262,348	3,118,034
Total liabilities and stockholders’ equity	$7,500,907	$7,231,045
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rentals	$143,142	$70,050	$280,621	$139,826
Interest income on loans receivable	1,821	1,128	3,658	2,241
Earned income from direct financing leases	838	—	1,684	—
Tenant reimbursement income	2,921	—	6,240	—
Interest income and other	3,067	1,236	3,558	1,315
Total revenues	151,789	72,414	295,761	143,382
Expenses:
General and administrative	10,451	9,151	21,501	16,119
Finance restructuring costs	13,016	—	13,033	—
Merger costs	—	5,020	—	11,557
Property costs	6,576	327	11,858	1,267
Real estate acquisition costs	226	129	1,507	218
Interest	55,992	39,552	110,391	75,991
Depreciation and amortization	61,968	29,700	122,517	56,639
Impairments (recoveries)	27,627	(185)	29,334	(185)
Total expenses	175,856	83,694	310,141	161,606
Loss from continuing operations before other expense and income tax expense	(24,067)	(11,280)	(14,380)	(18,224)
Other expense:
Loss on debt extinguishment	(64,708)	—	(64,708)	—
Total other expense	(64,708)	—	(64,708)	—
Loss from continuing operations before income tax expense	(88,775)	(11,280)	(79,088)	(18,224)
Income tax expense	127	68	344	142
Loss from continuing operations	(88,902)	(11,348)	(79,432)	(18,366)
Discontinued operations:
Income (loss) from discontinued operations	279	(130)	3,333	(1,624)
Gain (loss) on dispositions of assets	92	(191)	85	(11)
Income (loss) from discontinued operations	371	(321)	3,418	(1,635)
Loss before dispositions of assets	(88,531)	(11,669)	(76,014)	(20,001)
(Loss) gain on dispositions of assets	(1,290)	—	432	—
Net loss	$(89,821)	$(11,669)	$(75,582)	$(20,001)
Net (loss) income per share of common stock—basic and diluted:
Continuing operations	$(0.24)	$(0.08)	$(0.21)	$(0.12)
Discontinued operations	—	—	0.01	(0.01)
Net loss per share	$(0.24)	$(0.08)	$(0.20)	$(0.13)
Weighted average common shares outstanding:
Basic and diluted	381,775,203	159,430,126	375,266,233	159,425,775
Dividends declared per common share issued	$0.16625	$0.16410	$0.33250	$0.32820
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(89,821)	$(11,669)	$(75,582)	$(20,001)
Other comprehensive (loss) income:
Change in net unrealized (losses) or gains on cash flow hedges	(875)	502	(1,277)	470
Net cash flow hedge losses reclassified to operations	331	95	654	210
Total comprehensive loss	$(90,365)	$(11,072)	$(76,205)	$(19,321)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2013	370,570,565	$3,706	$3,859,823	$(742,915)	$(638)	(206,762)	$(1,942)	$3,118,034
Net loss	—	—	—	(75,582)	—	—	—	(75,582)
Other comprehensive loss	—	—	—	—	(623)	—	—	(623)
Dividends declared on common stock	—	—	—	(127,928)	—	—	—	(127,928)
Repurchase of common shares	—	—	—	—	—	(11,174)	(110)	(110)
Issuance of common shares	28,024,320	280	287,174	—	—	—	—	287,454
Embedded conversion premium of convertible notes	—	—	55,131	—	—	—	—	55,131
Exercise of stock options	20,000	—	183	—	—	—	—	183
Stock-based compensation, net	415,796	4	6,065	(280)	—	—	—	5,789
Balances, June 30, 2014	399,030,681	$3,990	$4,208,376	$(946,705)	$(1,261)	(217,936)	$(2,052)	$3,262,348
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(75,582)	$(20,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,517	59,229
Impairments	29,334	3,704
Amortization of deferred financing costs	2,297	10,130
Amortization of interest rate hedge losses and derivative net settlements	(50)	(32)
Amortization of debt (premiums) discounts	(1,043)	5,929
Stock-based compensation expense	5,484	4,102
Loss (gain) on debt extinguishment	64,708	(1,028)
Debt extinguishment costs	(59,069)	—
Gains on dispositions of real estate and other assets, net	(517)	(207)
Non-cash revenue	(8,344)	(1,278)
Other	242	192
Changes in operating assets and liabilities:
Deferred costs and other assets	(2,352)	(2,284)
Accounts payable, accrued expenses and other liabilities	(9,062)	1,944
Net cash provided by operating activities	68,563	60,400
Investing activities
Acquisitions/investments in real estate	(345,109)	(95,150)
Collections of principal on loans receivable and real estate assets under direct financing leases	3,286	8,030
Proceeds from dispositions of real estate and other assets	14,218	4,947
Transfers of sale proceeds and loan principal collections (to) from restricted account	(13,054)	10,589
Net cash used in investing activities	(340,659)	(71,584)
Financing activities
Borrowings under lines of credit	405,535	26,555
Repayments under lines of credit	(425,127)	(63)
Borrowings under mortgages and notes payable	757,500	35,140
Repayments under mortgages and notes payable	(553,882)	(21,511)
Deferred financing costs	(20,000)	(8,123)
Proceeds from issuance of common stock, net of offering costs	287,704	(293)
Proceeds from exercise of stock options	183	—
Offering costs paid on equity component of convertible debt	(1,609)	—
Purchase of treasury stock	(110)	—
Consent fees paid to lenders	—	(1,586)
Dividends paid to stockholders	(123,207)	(54,757)
Transfers (to) from escrow deposits with lenders	(503)	285
Net cash provided by (used in) financing activities	326,484	(24,353)
Net increase (decrease) in cash and cash equivalents	54,388	(35,537)
Cash and cash equivalents, beginning of period	66,588	73,568
Cash and cash equivalents, end of period	$120,976	$38,031
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”). Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company and a wholly-owned subsidiary are the sole limited partner and own the remaining 99.0% of the Operating Partnership.

As of June 30, 2014, our undepreciated gross investment in real estate and loans totaled approximately $7.55 billion, representing investments in 2,369 properties, including properties securing our mortgage loans. Of this amount, 98.5% consisted of our gross investment in real estate, representing ownership of 2,224 properties, and the remaining 1.5% consisted of commercial mortgage loans receivable secured by the remaining 145 properties or other related assets.
Recent Developments

Common Stock and Convertible Notes Offerings

On May 20, 2014, the Company completed a secondary public offering of 26,450,000 shares of the Company’s common stock (the "Shares"), par value $0.01 per share, pursuant to an underwriting agreement dated May 14, 2014 (the "Common Stock Offering"). The Shares sold in the offering include 3,450,000 shares of common stock sold to the underwriters pursuant to their 30-day option to purchase additional Shares of common stock to cover over-allotments, which was exercised in full on May 16, 2014.

Concurrent with the Common Stock Offering, on May 20, 2014, the Company completed public offerings of $402.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2019 (the “2019 Notes”) and $345.0 million aggregate principal amount 3.75% Convertible Senior Notes due 2021 (the “2021 Notes” and, together with the 2019 Notes, the “Convertible Notes”), pursuant to an underwriting agreement dated May 14, 2014 ( the "Convertible Notes Offering"). The Convertible Notes sold in the offering include $52.5 million of the 2019 Notes and $45.0 million of the 2021 Notes sold to the underwriters pursuant to their 30-day option to purchase additional notes to cover over-allotments, which was exercised in full on May 16, 2014.

The resulting net proceeds to the Company from the Common Stock Offering and Convertible Notes Offering were approximately $271.2 million and $726.2 million, respectively, after deducting the underwriting discount and other transaction costs. Net proceeds raised from the concurrent public offerings were partially used to extinguish senior mortgage notes payable with an aggregate principal balance of $509.8 million, redeem $18.0 million of net-lease mortgage notes which were not tendered in connection with the Exchange Offer, repay all amounts drawn against the Credit Facility and to fund future acquisitions and for general corporate purposes.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Spirit Master Funding Notes Exchange Offer

On May 20, 2014 (the “Settlement Date”), the Company completed its offer to exchange (the "Exchange Offer") any and all of certain net-lease mortgage notes, (the “Old Notes”) issued by one or more indirectly-owned special purpose, bankruptcy remote subsidiaries of the Company, for new notes under an amended trust indenture and property management agreement (the “New Notes”). The Exchange Offer was subject to a minimum tender condition of at least 98% of the outstanding principal of Old Notes. Of the $912.4 million of Old Notes outstanding on the Settlement Date, $894.4 million or 98% elected to exchange their Old Notes for New Notes and $18.0 million of the Old Notes not tendered were redeemed.

The New Notes will maintain generally similiar structural terms as the Old notes. The New Notes bear interest at the same rate, amortize at a slower rate and have a 17 year extension of the legal final payment date (although the anticipated repayment date remains the same). The New Notes are not insured by third party financial guaranty insurance and the associated insurance premium was eliminated. The New Notes are secured by substantially all of the assets owned by these entities.

Debt Defeasance
On June 5, 2014, two indirectly owned subsidiaries of the Company defeased the loans outstanding under a master loan agreement. The original amount under the loan agreement was $545.7 million bearing interest at a fixed rate of 6.59% with a maturity date of June 5, 2016. On the defeasance date, the principal balance outstanding under the loan agreement was approximately $488.7 million. Prior to the defeasance date, the obligations under the loan agreement had been secured by 112 properties and rents therefrom leased to a significant tenant, which had an aggregate gross book value of approximately $917.7 million as of June 30, 2014. The Company funded the defeasance using a portion of the proceeds from the Convertible Notes Offering.
At the Market Common Stock Offering Program
On April 15, 2014, in connection with the commencement of a continuous equity offering, the Company filed with the Securities and Exchange Commission ("SEC") a prospectus supplement under which the Company may sell up to an aggregate of $350.0 million of shares from time to time in “at the market” offerings (the “ATM Program”). The Company may sell the shares in amounts and at times to be determined by the Company from time to time, but has no obligation to sell any of the shares in the ATM Program. The ATM Program will operate pursuant to an equity distribution agreement entered into by the Company and the Operating Partnership with a number of sales agents for the offer and sale of the shares. During the quarter ended June 30, 2014, the company sold 1,574,320 shares under the program, raising proceeds of approximately $16.6 million, net of $0.3 million in sales agent compensation.

Acquisitions and dispositions

During the six months ended June 30, 2014, the Company purchased 190 properties, representing an aggregate gross investment in real estate properties of $365.5 million, which includes $1.8 million in revenue producing follow on investments in existing properties. During the same period, the Company sold seven properties for $15.3 million in gross sales proceeds. See Note 3 for additional discussion of the Company's investments.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Spirit Realty Capital, Inc. and its consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The unaudited condensed consolidated financial statements include the accounts of Spirit Realty Capital, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable (see Note 5). As a result, the vast majority of the Company’s consolidated assets are held in these wholly owned special purpose entities, and are subject to debt. Each special purpose entity is a separate legal entity, and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At June 30, 2014 and December 31, 2013, assets totaling $6.3 billion and $6.1 billion, respectively, were held, and liabilities totaling $3.3 billion and $3.8 billion, respectively, were owed by these special purpose entities and are included in the accompanying condensed consolidated balance sheets.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

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
Allowance for Doubtful Accounts
The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. The Company provided for reserves for uncollectible amounts totaling $5.4 million and $4.6 million at June 30, 2014 and December 31, 2013, respectively, against accounts receivable balances of $18.8 million and $14.3 million, respectively; receivables are recorded within deferred costs and other assets, net in the accompanying condensed consolidated balance sheets. For deferred rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances and established a provision for losses of $10.8 million and $9.6 million at June 30, 2014 and December 31, 2013, respectively, against deferred rental revenue receivables of $42.0 million and $35.3 million, respectively. The Company's periodic review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
Loans Receivable
Impairment and Allowance for Loan Losses - The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. There was no allowance for loan losses at June 30, 2014 or December 31, 2013.
A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of June 30, 2014 and December 31, 2013, there were no mortgages or notes on nonaccrual status.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying condensed consolidated balance sheets consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Collateral deposits (1)	$21,945	$21,816
Tenant improvements, repairs, and leasing commissions (2)	12,035	10,297
Master trust release / title company escrow (3)	14,165	21,893
Loan impounds (4)	2,239	2,018
Other (5)	1,082	2,667
	$51,466	$58,691
(1) Funds held in reserve by lenders which, at their sole discretion, can be applied to the repayment of debt.  Any funds remaining on deposit after the debt is paid in full are released to the borrower.
(2) Deposits held by lenders that are reserved to fund tenant improvements/repairs on collateral properties or when leasing commissions are incurred to secure a new tenant.
(3) Includes net sales proceeds from property dispositions held as collateral that can be released upon qualified re-investment.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has early adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers. Lease contracts covered by Topic 840, Leases, are excluded from the scope of this new guidance. This new standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its financial statements.
Note 3. Investments
Real Estate Investments
At June 30, 2014 and December 31, 2013, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $7.55 billion and $7.24 billion, respectively. These investments are comprised of 2,369 and 2,186, respectively, owned or financed properties that are geographically dispersed throughout 49 states. Only one state, Texas, with a 13.0% investment, accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At June 30, 2014 and December 31, 2013, respectively, the Company’s gross investment portfolio was comprised of 2,224 and 2,041 owned properties. The Company also held 145 properties securing mortgage loans receivable with aggregate carrying amounts of $112.9 million and $117.3 million as of June 30, 2014 and December 31, 2013, respectively. Other unsecured loans receivable with aggregate carrying amounts of $0.4 million were also held as of June 30, 2014 and December 31, 2013.
During the six months ended June 30, 2014, the Company had the following gross real estate and loan activity:

	Number of Properties Owned or Financed	Dollar Amount of Investments (1)
		(In Thousands)
Balance, December 31, 2013	2,186	$7,235,732
Acquisitions/improvements	190	365,893
Dispositions of real estate(2) (Note 11)	(7)	(16,498)
Principal payments and payoffs	—	(3,136)
Impairments	—	(28,847)
Loan premium amortization and other	—	(4,045)
Balance, June 30, 2014	2,369	$7,549,099

(1)
The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable and real estate assets held under direct financing leases.

(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $2.8 million for the six months ended June 30, 2014.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs; therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At June 30, 2014, 29 of the Company’s properties were vacant, not subject to a lease and in the Company’s possession; three of these properties were held for sale. At December 31,

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

2013, 21 properties were vacant, not subject to a lease and in the Company’s possession; six of these properties were held for sale.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of operating leases at June 30, 2014 (in thousands):

Scheduled Future Rental Payments	June 30, 2014
Remainder of 2014	$282,376
2015	557,731
2016	540,709
2017	525,579
2018	510,083
Thereafter	3,669,882
Total future minimum rentals	$6,086,360
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
Loans Receivable
The following table details loans receivable, net of premium, as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Mortgage - principal	$99,203	$102,315
Mortgage - premium	13,713	14,976
Mortgages, net	112,916	117,291
Other notes - principal	405	430
Total loans receivable, net	$113,321	$117,721
Real Estate Assets Under Direct Financing Leases
The components of investment assets held under direct financing leases as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Minimum lease payments receivable	$17,721	$19,555
Estimated residual value of leased assets	55,858	57,739
Unearned income	(16,850)	(18,534)
Total	$56,729	$58,760

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the six months ended June 30, 2014:

	Number of Properties	Carrying Value
		(In Thousands)
Balance, December 31, 2013	11	$19,611
Transfers from real estate investments	6	29,290
Sales (Note 11)	(5)	(7,946)
Balance, June 30, 2014 (a)	12	$40,955
(a) Includes six properties with a net carrying amount of $29.1 million in which its operating results are reported in continuing operations.
The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Assets
Land and improvements	$6,699	$10,003
Buildings and improvements	7,460	14,178
Total real estate investments	14,159	24,181
Less: Accumulated depreciation	(2,613)	(4,819)
Intangible lease assets, net	567	697
Other	228	—
Total assets	$12,341	$20,059

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448
Impairments
The following table summarizes total impairment losses recognized for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real estate and intangible asset impairment	$24,610	$1,481	$26,247	$3,584
Write-off of lease intangibles due to lease terminations	2,529	487	2,599	487
Loans receivable recovery	—	(367)	—	(367)
Other impairment	488	—	488	—
Total impairment loss continuing and discontinued operations	$27,627	$1,601	$29,334	$3,704

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Note 4. Lease Intangibles, net
The following table details lease intangible assets and liabilities, net of accumulated amortization, as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
In-place leases	$667,434	$663,027
Above-market leases	98,631	95,118
Less: accumulated amortization	(166,958)	(140,024)
Intangible lease assets, net	$599,107	$618,121

Below-market leases	$247,262	$243,237
Less: accumulated amortization	(30,548)	(23,123)
Intangible lease liabilities, net	$216,714	$220,114
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $3.0 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively. Above- and below-market lease amortization from properties acquired in connection with the Merger contributed $1.5 million of the increase during 2014. The value of in-place leases amortized and included in depreciation and amortization expense was $26.9 million and $8.8 million for the six months ended June 30, 2014 and 2013, respectively. Lease-in-place amortization from properties acquired in connection with the Merger contributed $16.7 million of the increase in 2014.
Note 5. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rate (2)	June 30, 2014	December 31, 2013
			(In Thousands)
Revolving credit facilities (3)	5.31%	4.00%	$15,528	$35,120
Master trust notes	6.13%	5.35%	1,209,131	1,241,437
CMBS - fixed-rate	5.55%	5.68%	1,876,187	2,387,532
CMBS - variable-rate (4)	3.34%	3.28%	110,854	111,018
Unsecured fixed rate promissory note	10.00%	7.00%	1,375	1,442
Convertible senior notes (5)	5.10%	3.30%	747,500	—

			3,960,575	3,776,549
Unamortized net debt (discount) or premium			(50,483)	1,669
Total debt, net			$3,910,092	$3,778,218

(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and related debt insurer premiums, where applicable, calculated for the three months ended June 30, 2014.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2014.
(3) Excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee, the effective interest rate on the revolving credit facilities (Credit Facility and Line of Credit), was 2.96% as of June 30, 2014.
(4) Variable-rate notes are predominately hedged with interest rate swaps (see Note 6).
(5) The value of the embedded conversion premium of ($55.8) million is included in net debt (discount).

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Revolving Credit Facilities
$400 million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into a three-year credit agreement ("Credit Facility") with various lenders and terminated the $100.0 million secured revolving credit facility. The Operating Partnership may obtain loans and/or extensions of credit in an aggregate amount not exceeding $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter, which amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense, on a straight-line basis, over the remaining initial term of the Credit Facility. At June 30, 2014, $3.1 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheet. The effective interest rate on outstanding borrowings under the Credit Facility, which includes cash interest, non-cash amortization of deferred financing costs, and non-utilization fees, was 5.49% for the three months ended June 30, 2014. The interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee of the Credit Facility, was 2.78% for the three months ended June 30, 2014. As of June 30, 2014, there were no amounts outstanding on the Credit Facility.
The Company guarantees the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of its assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.
The ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants. As of June 30, 2014, the Operating Partnership was in compliance with these financial covenants.
Line of Credit - As of June 30, 2014, a special purpose entity owned by the Company had access to a $40.0 million secured revolving credit facility (“Line of Credit”). The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of June 30, 2014, $15.5 million was outstanding on the Line of Credit under three separate advances, secured by 3 properties, at a weighted average stated rate of 4.0% and an effective interest rate for the three months ended June 30, 2014 of 4.22%. Each advance under the Line of Credit is secured only by its specified asset. The ability to borrow under the Line of Credit is subject to the Company's and special purposes entity's ongoing compliance with a number of customary financial covenants. As of June 30, 2014, the Company and special purpose entity were in compliance with these financial covenants.

Master Trust Notes

On May 20, 2014, the Company completed its Exchange Offer for the outstanding principal balance of certain net-lease mortgage notes issued by indirect wholly-owned subsidiaries Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC under the Company's Spirit Master Funding program. Of the $912.4 million of Old Notes outstanding as of the Settlement Date, $894.4 million elected to exchange their Old Notes for New Notes. Approximately $18.0 million of outstanding principal balance immediately prior to the Settlement Date were redeemed by the Company due to non-tender. The terms of the New Notes remain generally similar to the Old Notes including the interest rate and anticipated final repayment dates, however, the New Notes generally amortize more slowly than the Old Notes and have a legal final payment date that is 17 years later than the Old Notes. The New Notes are not insured by third party financial guaranty insurance and the associated insurance premium was eliminated. The revisions to the Spirit Master Funding Program in connection with the issuance of the New Notes, also generally provide the Company more administrative flexibility as property manager and special servicer.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

The following table summarizes certain key terms under the Old Notes and the New Notes (post exchange):

Old Notes					New Notes
Issuer	Principal Amount	Interest Rate	Anticipated payment date	Legal Maturity Date	Issuer	Principal Amount	Interest Rate	Anticipated payment date	Legal Maturity Date
SMF, 2005-1, Class A-1	$94,264	5.05%	July 2020	July 2023	SMF, 2014-1, Class A-1	$81,309	5.05%	July 2020	July 2040
SMF, 2005-1, Class A-2	258,300	5.37%	July 2020	July 2023	SMF, 2014-1, Class A-2	253,300	5.37%	July 2020	July 2040
SMF II, 2006-1, Class A (1)	246,915	5.76%	March 2021	March 2024	SMF II, 2014-2, Class A	246,915	5.76%	March 2021	March 2041
SMF III, 2007-1, Class A	312,944	5.74%	March 2022	March 2025	SMF III, 2014-3, Class A	312,944	5.74%	March 2022	March 2042
	$912,423					$894,468
(1) Principal amounts include $12.3 million of SMF II, Class A notes repurchased by the Company in 2010, which is shown net on the condensed consolidated balance sheets.
As of June 30, 2014, the Series 2014-1, Class A-1, Series 2014-1, Class A-2, Series 2014-2 and Series 2014-3 have outstanding balances of $80.5 million, $253.3 million, $234.4 million and $312.9 million, respectively, and are secured by 719 properties, including 82 properties securing mortgage loans.
In December 2013, Spirit Master Funding VII, LLC ("SMF VII") issued new investment grade rated $330 million net-lease mortgage notes under a new securitization platform. The issue was comprised of $125.0 million of 3.89% Series 2013-1 Class A interest only, net-lease mortgage notes expected to be repaid in December 2018 and $205.0 million of 5.27% Series 2013-2 Class A amortizing net-lease mortgage notes expected to be repaid in December 2023. The notes are secured by the assets of SMF VII and are non-recourse. The Company used the proceeds of the issue to replace shorter-term debt, fund acquisitions and for general corporate purposes. As of June 30, 2014, the Series 2013-1 and Series 2013-2 notes have outstanding balances of $125.0 million and $203.0 million, respectively, and are secured by 318 properties, including 79 properties securing mortgage loans.
CMBS
The Company has 229 fixed and 26 variable rate CMBS loans that are secured by mortgages on certain of the leased properties and related assets. The stated interest rates as of June 30, 2014 for the fixed rate notes ranged from 3.90% to 8.39% with a weighted average stated rate of 5.68%. The variable rate notes ranged from 2.65% to 3.56% with a weighted average stated rate of 3.28%. As of June 30, 2014, the fixed and variable rate loans have balances outstanding of $1.9 billion and $110.9 million, respectively, and are secured by 736 and 123 properties, respectively.
Convertible Senior Notes
On May 20, 2014, the Company completed public offerings of $402.5 million aggregate principal amount of 2.875% Convertible Notes due in 2019 and $345.0 million aggregate principal amount of 3.75% Convertible Notes due in 2021. Interest on the Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2014. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021. The Company loaned the net proceeds from the Convertible Notes Offering to the Operating Partnership in exchange for promissory notes with substantially the same terms as the Notes.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of Spirit Realty Capital's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price). Earlier conversion may be triggered if shares of Spirit Realty Capital common stock trade higher than the established thresholds or certain corporate events as

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

defined occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion option feature for each of the Convertible Notes. The discount is shown net against the aggregate gross value of the Convertible Notes on the accompanying condensed consolidated balance sheets within mortgages and notes payable, net. The equity component of the conversion feature is recorded in additional paid-in-capital, net of financing costs. The discount will be amortized to interest expense using the effective interest method over a period of approximately 5 years for the 2019 Notes and 7 years for the 2021 Notes. As of June 30, 2014, the unamortized discount was $55.8 million. The Company also incurred $19.6 million in deferred financing costs in connection with the Convertible Notes Offering. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note.
Debt Extinguishment

Net proceeds raised from the concurrent public offerings were partially used to retire senior mortgage notes payable with an aggregate principal balance of $509.8 million, redeem $18.0 million of net-lease mortgage notes which were not tendered in connection with the Exchange Offer, and repay all amounts drawn against the Credit Facility. The Company defeased approximately $488.7 million aggregate principal amount of senior mortgage indebtedness included in the total above. The defeased notes had contractual interest rates of 6.59% and upcoming maturities in 2016. As a result of these transactions, the Company recognized a loss on extinguishment of debt of approximately $64.7 million.

Debt Maturities

As of June 30, 2014, scheduled debt maturities of the Company’s revolving credit facilities, mortgages and notes payable, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2014	$16,723	$29,761	$46,484
2015	32,799	245,794	278,593
2016	31,108	299,963	331,071
2017	28,389	905,262	933,651
2018	27,284	248,851	276,135
Thereafter	96,334	1,998,307	2,094,641
Total	$232,637	$3,727,938	$3,960,575
Balloon payments subsequent to 2018 are as follows: $452.0 million due in 2019, $288.0 million due in 2020, $554.8 million due in 2021, $351.4 million due in 2022, $352.1 million due in 2023. As of June 30, 2014, the remaining weighted average maturity of the Company's outstanding indebtedness was 5.1 years.

The following table summarizes interest expense on the related borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense – revolving credit facilities	$1,100	$271	$1,820	$376
Interest expense – mortgages and notes payable	53,649	29,615	107,245	59,086
Interest expense – other	33	469	72	470
Amortization of deferred financing costs	1,324	6,229	2,297	10,130
Amortization of debt (premium)/discount	(114)	2,968	(1,043)	5,929
Total interest expense	$55,992	$39,552	$110,391	$75,991

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Debt (premium)/discount net is amortized to interest expense using the effective interest method over the terms of the related notes. The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized financing costs totaled $41.8 million and $23.8 million at June 30, 2014 and December 31, 2013, respectively, and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets.
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
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Interest Rate	Effective Date	Maturity Date	June 30, 2014	December 31, 2013
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$10,924	4.62%	06/28/12	07/06/17	$(80)	$(42)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,746	5.75%	07/17/13	03/01/16	(260)	(326)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	(162)	(178)
Interest Rate Swaps(a)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(863)	(246)
						$(1,365)	$(792)
(a)Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three and six months ended ended June 30, 2014 and 2013, respectively (in thousands):

	Amount of (Loss) or Gain Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate swaps	$(875)	$502	$(1,277)	$470

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Reclassified from AOCL into Operations	2014	2013	2014	2013
Interest expense	$(331)	$(95)	$(654)	$(188)
General and administrative expense	—	—	—	(22)

	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of (Loss) or Gain Recognized in Operations on Derivatives	2014	2013	2014	2013
General and administrative expense	$(3)	$54	$(3)	$54

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Approximately $1.2 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next 12 months. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with counterparties it considers credit-worthy. As of June 30, 2014 and December 31, 2013, there were no termination events or events of default related to the interest rate swaps.

Note 7. Stockholders’ Equity

Issuance of Common Stock

In May 2014, the Company issued 26.5 million shares of common stock at a price of $10.69 per share, including 3.5 million shares purchased by the underwriters upon the exercise of their overallotment option. After underwriting discounts and other offering costs, net proceeds totaled $271.2 million.

During the three months ended June 30, 2014, the Company sold 1.6 million shares of its common stock at the weighted average share price of $10.70 under its ATM Program, for net proceeds of $16.3 million.
Dividends Declared
For the six months ended June 30, 2014, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in thousands)
March 18, 2014	$0.16625	March 31, 2014	61,629	April 15, 2014
June 16, 2014	$0.16625	June 30, 2014	66,299	July 15, 2014

(1) Excludes estimated forfeitures for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying condensed consolidated statement of operations.
The dividend declared on June 16, 2014 was paid on July 15, 2014 and is included in accounts payable, accrued expenses and other liabilities as of June 30, 2014.

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
As of June 30, 2014, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of June 30, 2014, the Company had commitments totaling $31.3 million, of which $28.2 million relates to future acquisitions and the remainder to fund improvements on properties the Company currently owns. All of these commitments are expected to be funded by December 31, 2014. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements.

Note 9. Fair Value Measurements
The Company’s assets and liabilities that are required to be measured at fair value in the accompanying condensed consolidated financial statements are summarized below.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
June 30, 2014:
Derivatives:
Interest rate swaps financial liabilities	$(1,365)	$—	$(1,365)	$—
December 31, 2013:
Derivatives:
Interest rate swaps financial liabilities	$(792)	$—	$(792)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 of the fair value hierarchy.
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
June 30, 2014:
Long-lived assets held and used	$34,257	$—	$—	$—	$34,257	$(17,844)
Lease intangible assets	2,631	—	—	—	2,631	(3,457)
Long-lived assets held for sale	23,110	—	—	—	23,110	(8,033)
						$(29,334)
December 31, 2013:
Lease intangible assets	$—	$—	$—	$—	$—	$(182)
Long-lived assets held for sale	11,198	(26,832)	—	—	38,030	(7,134)
						$(7,316)
(1) Impairment charges are presented for the six months ended June 30, 2014 and for the year ended December 31, 2013.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2014 and December 31, 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$113,321	$121,670	$117,721	$131,587
Revolving credit facilities, net	15,528	15,711	35,120	34,911
Mortgages and notes payable, net	3,202,853	3,279,436	3,743,098	3,892,621
Convertible senior notes, net (1)	691,711	747,066	—	—
(1) The carrying amount of the convertible senior notes is net of an embedded conversion premium totaling $55.8 million.

Note 10. Significant Credit and Revenue Concentration

As of June 30, 2014 and December 31, 2013, the Company’s real estate investments are operated by 404 and 377 tenants, respectively, that engage in retail, service and distribution activities across various industries throughout the United States. Shopko Stores/Shopko Hometown (“Shopko”), operates in the general merchandise industry and represent the Company’s largest tenant. Total revenues from Shopko for the three months ended June 30, 2014 and 2013, contributed 13.8% and 28.9% of the Company's total revenues (from both continuing and discontinued operations), respectively. No other tenant contributed 10% or more of the Company’s total revenues during any of the periods presented. As of June 30, 2014 and December 31, 2013, the properties that are operated by Shopko represent approximately 13.8% and 14.4%, respectively, of the Company’s total investment portfolio.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

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
As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, of these properties will continue to be reclassified to discontinued operations. The results of discontinued operations for the three and six months ended June 30, 2014 and 2013, are summarized below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Rent	$309	$2,228	$617	$4,450
Non-cash rent	2	(143)	(27)	(125)
Other	33	7	2,950	7
Total revenues	344	2,092	3,540	4,332
Expenses:
General and administrative	9	7	12	16
Property costs	56	266	195	340
Interest	—	—	—	194
Depreciation and amortization	—	1,213	—	2,590
Impairments	—	1,786	—	3,889
Total expenses	65	3,272	207	7,029
Gain (loss) from discontinued operations before other income	279	(1,180)	3,333	(2,697)
Other income:
Gain on debt extinguishment	—	1,028	—	1,028
Other	—	22	—	45
Total other income	—	1,050	—	1,073
Income (loss) from discontinued operations	279	(130)	3,333	(1,624)
Gain (loss) on dispositions of assets	92	(191)	85	(11)
Total discontinued operations	$371	$(321)	$3,418	$(1,635)
Number of properties disposed of during period (a)	3	4	5	10

(a) During the six months ended June 30, 2014, seven properties were sold, but only five of them were held for sale at December 31, 2013 and qualified for discontinued operations under ASU 2014-08.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Note 12. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	(in thousands)
Distributions declared and unpaid	$(66,299)	$(26,514)
Reduction of debt through sale of certain real estate properties	—	974
Real estate properties acquired under 1031 exchange	20,784	—
Embedded conversion premium of convertible notes	(56,740)	—
Reduction of debt, net of assets surrendered to lender	—	1,028
Accrued equity offering costs	(250)	—
Accrued deferred financing costs	(281)	(9,814)

Note 13. Incentive Award Plan and Stock Option Plan
Under the Company’s Incentive Award Plan (the “Plan”), the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. As of June 30, 2014, 2.6 million shares remained available for award under the Plan.
Restricted Shares of Common Stock
During the six months ended June 30, 2014, the Company granted 0.4 million shares under the Plan to certain named executive officers and employees. The Company recorded $3.8 million in deferred compensation associated with these grants. As of June 30, 2014, approximately 2.0 million non-vested restricted shares of common stock were outstanding.
Performance Share Awards
During the six months ended June 30, 2014, in connection with the 2014 bonus program, the Compensation Committee of the Board of Directors approved an initial target grant of 242,883 performance shares to the named executive officers of the Company. The performance period of this grant runs from January 1, 2014 through December 31, 2016. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of total shareholder return of the Company compared to a specified peer group of companies during the performance period. In addition, each performance share award entitles its holder to a cash payment equal to the aggregate dividends that would have been outstanding on each dividend record date over the performance period. Based on the grant date fair value, the Company expects to recognize $3.3 million in compensation expense on a straight-line basis over the requisite service period associated with this grant.
As of June 30, 2014, under each separate annual performance award, the Company's total shareholder return compared to the specified peer group during the performance periods would have resulted in the release of 1.1 million shares, in the aggregate. In addition, approximately $0.4 million in dividend rights have been accrued. The projected shares to be released are not considered issued under the Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

Stock compensation
For the three and six months ended June 30, 2014, the Company recognized $3.0 million and $5.5 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2013, the Company recognized $1.8 million and $3.6 million, respectively in stock-based compensation expense.
As of June 30, 2014 and December 31, 2013, the remaining unamortized stock-based compensation expense, including amounts relating to the performance awards, totaled $17.4 million and $15.6 million, respectively, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

Note 14. Loss Per Share
Loss per share has been computed using the two-class method. Loss per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two class method, earnings attributable to unvested restricted shares are deducted from loss from continuing operations and net loss attributable to common stockholders in the computation of loss per share for each.

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted loss per share (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted loss:
Loss from continuing operations	$(88,902)	$(11,348)	$(79,432)	$(18,366)
(Loss) gain on dispositions of assets	(1,290)	—	432	—
Less: income attributable to unvested restricted stock	(334)	(352)	(667)	(698)
Loss used in basic and diluted income (loss) per share from continuing operations	(90,526)	(11,700)	(79,667)	(19,064)
Income (loss) from discontinued operations	371	(321)	3,418	(1,635)
Net loss attributable to common stockholders used in basic and diluted income (loss) per share	$(90,155)	$(12,021)	$(76,249)	$(20,699)

Basic and diluted weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	383,810,017	161,598,986	377,209,471	161,599,476
Less: unvested weighted average shares of restricted stock	(2,034,814)	(2,168,860)	(1,943,238)	(2,173,701)
Weighted average number of shares outstanding used in basic and diluted loss per share	381,775,203	159,430,126	375,266,233	159,425,775

Potentially dilutive shares of common stock
Unvested shares of restricted stock	911,962	950,097	800,773	838,293
Unvested performance shares	708,823	—	703,262	—
Stock options	4,416	—	4,830	—
Total	1,625,201	950,097	1,508,865	838,293

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
June 30, 2014
(Unaudited)

The Company intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the exchange note holders entirely in cash. As the Company intends to settle the principal amount of the Convertible Notes in cash, the "if-converted" method to include convertible debt in diluted EPS is not applicable and the treasury stock method is being used. As the Company's stock price is below the conversion price, there are no potentially dilutive shares associated with the Convertible Notes.

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
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”). Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company and a wholly-owned subsidiary are the sole limited partner and own the remaining 99.0% of the Operating Partnership.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
We generate our revenue primarily by leasing our properties to our tenants. As of June 30, 2014, our undepreciated gross investment in real estate and loans totaled approximately $7.55 billion, representing investment in 2,369 properties, including properties securing our mortgage loans. Of this amount, 98.5% consisted of our gross investment in real estate, representing ownership of 2,224 properties, and the remaining 1.5% consisted of commercial mortgage and equipment loans receivable secured by 145 properties or related assets. As of June 30, 2014, our owned properties were approximately 98.7% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual contractual rent) of approximately 10.1 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of June 30, 2014, approximately 87% of our single-tenant properties (based on annual rent) provided for increases in future annual base contractual rent.

2014 Highlights
For the second quarter ended June 30, 2014, Spirit Realty Capital:

•	Recognized revenues of $151.8 million, more than double the revenues reported in the second quarter of 2013 largely due to the Merger completed on July 17, 2013.

•	Generated Adjusted Funds from Operations (AFFO) of $0.20 per share, Funds from Operations (FFO) of less than $0.01 per share, and net loss of $0.24 per share.

•
Closed 24 real estate transactions and invested $207.7 million (including $1.2 million follow on investments in existing properties) which added 86 properties to our portfolio, earning an initial cash yield of approximately 7.72% under leases with an average remaining term of 18.0 years.

•	Strengthened the balance sheet and acquisition capacity by:

◦	Issuing $402.5 million of 2.875% Convertible Senior Notes due 2019 and $345.0 million of 3.75% Convertible Senior Notes due 2021, resulting in net proceeds of approximately $726.2 million.

◦	Completing a secondary offering of 26,450,000 shares of common stock, resulting in net proceeds of approximately $271.2 million.

◦	Establishing an at-the-market program (ATM) allowing for the periodic issuance of its common stock which raised $16.6 million on 1.6 million shares sold during the quarter.

◦
Completing an exchange offer for $912.4 million outstanding principal balance of certain net-lease mortgage notes issued under its Spirit Master Funding Program, with each class of new notes having a rating of "A+" by Standard & Poor's Rating Services (S&P).

◦	Extinguishing $527.8 million of debt with a weighted average interest rate of 6.54% and weighted average remaining term of 25 months.

•	Declared cash dividends for the second quarter of $0.16625 per share, which equates to an annualized dividend of $0.6650 per share.

•	Maintained essentially full occupancy at 99%.

For the six months ended June 30, 2014:

•	Generated revenues of $295.8 million, more than double the revenues reported in the second quarter of 2013 primarily the result of our Merger.

•	Generated AFFO of $0.41 per share, FFO of $0.20 per share and net loss of $0.20 per share.

•
Invested $365.5 million (including $1.8 million in follow on investments in existing properties) with an initial cash yield of 7.76% and an average remaining lease term of 15.5 years. Added 190 properties to our portfolio through new investments.

•	Raised over $1 billion through a combination of registered offerings of common stock and unsecured convertible notes.
Factors that May Influence Our Operating Results
Rental Revenue
Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 87% of our single-tenant properties contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year. As of June 30, 2014, 98.7% of our owned properties (based on number of properties) were occupied.
For the three months ended June 30, 2014, Shopko contributed 13.8% of our total revenue. Walgreen Company (“Walgreens”), our next largest tenant, contributed 3.9% of our total revenue for the three months ended June 30, 2014. Because a significant portion of our revenues are derived from rental revenues received from Shopko and Walgreens, defaults, breaches or delay in payment of rent by these tenants may materially and adversely affect us.
Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of June 30, 2014 was 10.1 years (based on annual rent). Approximately 11.5% of our leases (based on annual rent) as of June 30, 2014 will expire prior to January 1, 2018. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.
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
Our Triple-Net Leases
We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. As of June 30, 2014, approximately 85% of our single tenant properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. Although these instances are infrequent and have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 43.2% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none”

basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.
Interest Expense
As of June 30, 2014, we had an approximately $4.0 billion principal balance outstanding of largely secured, fixed-rate mortgage notes payable and borrowings under our revolving credit facilities. As of June 30, 2014, the weighted average stated interest rate on our fixed and variable-rate debt, excluding non-utilization fees, the amortization of deferred financing costs and debt discounts/premiums, was approximately 5.06%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of 26 mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.55% on a significant portion of this variable rate debt. We amortize the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the six months ended June 30, 2014, non-cash interest expense recognized on our revolving credit facilities, mortgages and notes payable totaled approximately $1.3 million and our non-utilization fee on our Credit Facility was $0.6 million. Any changes to our debt structure, including borrowings under the $400.0 million Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases.
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
Transaction Costs
As we acquire properties, we may incur transaction costs that we may be required to expense. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities based on their estimated fair values and acquisition costs are expensed as incurred. For properties acquired in connection with a sale leaseback, transaction costs are capitalized and amortized over the term of the lease as reduction to rental revenue. As a result, acquisition transaction costs may vary between periods depending on the nature of the acquisition.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended June 30,
	2014	2013	Change	%
	(In Thousands)
Revenues:
Rentals	$143,142	$70,050	$73,092	104.3%
Interest income on loans receivable	1,821	1,128	693	61.4%
Earned income from direct financing leases	838	—	838	NM
Tenant reimbursement income	2,921	—	2,921	NM
Interest income and other	3,067	1,236	1,831	148.1%
Total revenues	151,789	72,414	79,375	109.6%
Expenses:
General and administrative	10,451	9,151	1,300	14.2%
Finance restructuring costs	13,016	—	13,016	NM
Merger costs	—	5,020	(5,020)	(100.0)%
Property costs	6,576	327	6,249	1,911.0%
Real estate acquisition costs	226	129	97	75.2%
Interest	55,992	39,552	16,440	41.6%
Depreciation and amortization	61,968	29,700	32,268	108.6%
Impairments (recoveries)	27,627	(185)	27,812	NM
Total expenses	175,856	83,694	92,162	110.1%
Loss from continuing operations before other expense and income tax expense	(24,067)	(11,280)	(12,787)	(113.4)%
Other expense
Loss on debt extinguishment	(64,708)	—	(64,708)	NM
Total other expense	(64,708)	—	(64,708)	NM
Loss from continuing operations before income tax expense	(88,775)	(11,280)	(77,495)	(687.0)%
Income tax expense	127	68	59	86.8%
Loss from continuing operations	$(88,902)	$(11,348)	$(77,554)	(683.4)%

Loss on dispositions of assets	$(1,290)	$—	$(1,290)	NM
Total Revenues
For the three months ended June 30, 2014, approximately 94.3% of our total revenues were attributable to long-term leases. Total revenue increased by $79.4 million to $151.8 million for the three months ended June 30, 2014 as compared to $72.4 million for same period in 2013. The increase in revenue was due primarily to $62.3 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $678.5 million of non-merger real estate acquisitions subsequent to June 30, 2013 and contractual rent escalations on our owned real estate properties.

Rentals
Rental revenue increased by $73.1 million to $143.1 million for the three months ended June 30, 2014 as compared to $70.1 million for the same period in 2013. The increase was primarily attributable to $57.6 million of rental income generated from properties acquired in the the Merger. Non-cash rentals for the three months ended June 30, 2014 and 2013 were $5.0 million and $0.6 million, respectively. These amounts represent approximately 3.5% and 0.8% of total rental revenue from continuing operations for each of the three months ended June 30, 2014 and 2013, respectively. Additionally, subsequent to June 30, 2013, we acquired 344 properties with a gross investment value of $678.5 million, which contributed to the rental increase. Contractual rent escalations subsequent to June 30, 2013 also contributed to the increase.

As of June 30, 2014, 98.7% of our owned properties were occupied (based on number of properties). The majority of our nonperforming leases were in the restaurant industry. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. As of June 30, 2014, 29 of our properties representing approximately 1.3% of our owned properties were vacant and not generating rent compared to 13 vacant properties, representing 1.5% of our owned properties, as of June 30, 2013.
Interest income on loans receivable and other income
Interest income on loans receivable increased by $0.7 million to $1.8 million for the three months ended June 30, 2014 as compared to $1.1 million for the same period in 2013. The increase was attributable to $1.0 million of additional income from loans receivable acquired in the Merger, which was partially offset by the decrease in income related to the prepayment of three notes as well as scheduled maturities and amortization subsequent to June 30, 2013.
In connection with the Merger, the Company acquired 13 properties accounted for as direct financing leases which generated earned income of $0.8 million for the three months ended June 30, 2014. Prior to the Merger, the Company did not own any properties that were accounted for as direct financing leases.
As part of the Merger, the Company acquired a number of non-triple-net leases that require the tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the three months ended June 30, 2014 of $2.9 million are offset by expenses recorded under property costs in the accompanying condensed consolidated statements of operations.
Interest income and other contributed $3.1 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. The increase is primarily attributable to income of $2.7 million from a legal settlement associated with the resolution of a dispute with a tenant. During the same period in 2013, $0.9 million was attributable to a lease termination fee received from a tenant.
Total Expenses
General and administrative
General and administrative expenses increased $1.3 million to $10.5 million for the three months ended June 30, 2014, as compared to $9.2 million for the same period in 2013. During the three months ended June 30, 2014, the Company incurred higher compensation and related benefits of $1.9 million due primarily to the hiring of additional personnel in connection with the Merger and $1.1 million of higher non-cash stock-based compensation. During the three months ended June 30, 2014, we incurred higher operational costs including insurance, licenses and franchise taxes as a result of our growth and the integration of the net assets acquired in the Merger. The increase in costs during the period were offset by a decrease in the Company's allowance for doubtful accounts of approximately $1.0 million.

Finance Restructuring Costs
In connection with the Exchange Offer, the Company incurred costs of approximately $13.0 million during the three months ended June 30, 2014, which include legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the same period in 2013.

Merger Costs
In connection with the Merger, the Company incurred Merger costs of approximately $5.0 million for the three months ended June 30, 2013, which include legal, accounting and financial advisory services, and other third-party expenses. Additional Merger related costs of $6.4 million, arising from amortization of financing commitments obtained for the Merger, are reported in interest. No such costs were incurred during the same period in 2014.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger resulted in the acquisition of a limited number of single and double-net leases that require the Company to initially incur certain expenses which are billed and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased $6.2 million to $6.6 million for the three months ended June 30, 2014, as compared to $0.3 million for the same period in 2013. Of this increase, most is attributable to reimbursable costs, before any allowance, associated with acquired non-triple-net leases. The remaining increase is primarily attributable to higher insurance premiums, legal fees, and repair and maintenance costs associated with managing the expanded portfolio.
Interest
Interest expense increased by $16.4 million to $56.0 million for the three months ended June 30, 2014, as compared to $39.6 million for the same period in 2013. The increase in interest expense was primarily due to the increase in total indebtedness of approximately $2.0 billion at June 30, 2014 compared to the same period in 2013. The majority of our increased indebtedness was the assumption of debt in connection with our Merger.
The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended
	June 30,
	2014	2013
	(In Thousands)
Interest expense – revolving credit facilities	$1,100	$271
Interest expense – mortgages and notes payable	53,649	29,615
Interest expense – other	33	469
Amortization of deferred financing costs	1,324	6,229
Amortization of debt (premium) discount	(114)	2,968
Total interest expense	$55,992	$39,552

Weighted average mortgages and notes outstanding excluding debt premium or discount (1)	$3,894,568	$1,951,990
Weighted average revolving credit facilities	111,338	21,698
Weighted average debt outstanding	$4,005,906	$1,973,688
Adjusted mortgages and notes interest (2) / weighted average mortgages and notes payable	5.51%	6.07%
Revolving credit facilities interest (3) / weighted average revolving credit facilities balance	3.95%	5.00%
(1) Excludes debt associated with discontinued operations.
(2) Excludes interest expense associated with amortization of deferred financing costs and debt discounts/(premiums).
(3)  Excludes interest expense associated with amortization of deferred financing costs and debt discounts/(premiums), and includes approximately $0.3 million and $0.1 million of non-utilization fees for the three months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $32.3 million to $62.0 million for the three months ended June 30, 2014 as compared to $29.7 million for the same period in 2013. Of the total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to non-merger acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended
	June 30,
	2014	2013
	(In Thousands)
Depreciation of real estate assets	$48,378	$25,249
Other depreciation	94	30
Amortization of lease intangibles	13,496	4,421
Total depreciation and amortization	$61,968	$29,700

Impairment

During the three months ended June 30, 2014, we recorded impairment losses of $27.6 million. These charges included $7.2 million on the impairment of three properties that were held for sale, including one non-core multi-tenant property, $2.5 million of lease intangible write-offs following lease terminations and $17.9 million of impairment on eight properties which were underperforming. Of the eight underperforming properties, seven were in the manufacturing industry relating to one original tenant, and one was in the quick service restaurant industry. As of January 1, 2014, as a result of our adoption of ASU 2014-8 (see Note 2), impairment losses incurred on properties classified as held for sale will be prospectively reported in continuing operations. In reporting periods prior to January 1, 2014, impairment losses incurred on properties that were held for sale continue to be reflected in discontinued operations during those periods.

Other expense

During the three months ended June 30, 2014, we recorded a loss on debt extinguishment of $64.7 million recorded in other expense. The loss on debt extinguishment related to the retirement of certain senior mortgage notes payable with an aggregate principal balance of $509.8 million and the redemption of $18.0 million of net-lease mortgage notes which were not tendered in connection with the Exchange Offer. The debt extinguished had a weighted average interest rate of 6.54% and remaining term of 25 months. We used proceeds from our recent convertible senior notes offering, with a weighted average stated interest rate of 3.30%, to fund the extinguishment. No such items were recognized during the same period in 2013.

Income tax expense
Income tax expense remained relatively consistent at $0.1 million for the three months ended June 30, 2014 and 2013.

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
We recognized income from discontinued operations of $0.4 million for three months ended June 30, 2014 as compared to a loss of $0.3 million for the same period in 2013. Non-cash impairment charges included in income (loss) from discontinued operations for the three months ended June 30, 2013 were $1.8 million. No such charges were incurred during the same period in 2014.
Loss on dispositions of assets
During the three months ended June 30, 2014, we recorded losses totaling $1.3 million from continuing operations on the disposition of certain real estate assets. These losses relate to disposed properties that did not qualify for discontinued operations under the guidance set forth in ASU 2014-08. Previous to the adoption of ASU 2014-08, which was applied on a prospective basis beginning January 1, 2014, these losses would have been recorded as a part of discontinued operations.

Results of Operations
Comparison of the Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Six Months Ended June 30,
	2014	2013	Change	%
	(In Thousands)
Revenues:
Rentals	$280,621	$139,826	$140,795	100.7%
Interest income on loans receivable	3,658	2,241	1,417	63.2%
Earned income from direct financing leases	1,684	—	1,684	NM
Tenant reimbursement income	6,240	—	6,240	NM
Interest income and other	3,558	1,315	2,243	170.6%
Total revenues	295,761	143,382	152,379	106.3%
Expenses:
General and administrative	21,501	16,119	5,382	33.4%
Finance restructuring costs	13,033	—	13,033	NM
Merger costs	—	11,557	(11,557)	(100.0)%
Property costs	11,858	1,267	10,591	835.9%
Real estate acquisition costs	1,507	218	1,289	591.3%
Interest	110,391	75,991	34,400	45.3%
Depreciation and amortization	122,517	56,639	65,878	116.3%
Impairments (recoveries)	29,334	(185)	29,519	NM
Total expenses	310,141	161,606	148,535	91.9%
Loss from continuing operations before other income (expense) and income tax expense	(14,380)	(18,224)	3,844	(21.1)%
Other expense
Loss on debt extinguishment	(64,708)	—	(64,708)	NM
Total other expense	(64,708)	—	(64,708)	NM
Loss from continuing operations before income tax expense	(79,088)	(18,224)	(60,864)	334.0%
Income tax expense	344	142	202	142.3%
Loss from continuing operations	$(79,432)	$(18,366)	$(61,066)	332.5%

Gains on dispositions of assets	$432	$—	$432	NM
Revenues
For the six months ended June 30, 2014, approximately 94.9% of our total revenues were attributable to long-term leases. Total revenue increased by $152.4 million to $295.8 million for the six months ended June 30, 2014 as compared to $143.4 million for same period in 2013. The increase in revenue was due primarily to $125.7 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $678.5 million of non-merger real estate acquisitions subsequent to June 30, 2013 and contractual rent escalations on our owned real estate properties.

Rentals
Rental revenue increased by $140.8 million to $280.6 million for the six months ended June 30, 2014 as compared to $139.8 million for the same period in 2013. The increase was primarily attributable to $115.8 million of rental income generated from properties acquired in the the Merger. Non-cash rentals for the six months ended June 30, 2014 and 2013 were $9.6 million and $1.2 million, respectively, representing approximately 3.4% and 0.9% of total rental revenue from continuing operations for each of the six months ended June 30, 2014 and 2013, respectively. Additionally, subsequent to June 30, 2013, we acquired 344 properties with a gross investment value of $678.5 million, which contributed to the rental increase. Furthermore, contractual rent escalations subsequent to June 30, 2013 also contributed to the increase.

As of June 30, 2014, 98.7% of our owned properties were occupied (based on number of properties). The majority of our nonperforming leases were in the restaurant industry. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. As of June 30, 2014, 29 properties representing approximately 1.3% of our owned properties were vacant and not generating rent compared to 13 vacant properties, representing 1.5% of our owned properties, as of June 30, 2013.
Interest income on loans receivable and other income
Interest income on loans receivable increased by $1.4 million to $3.7 million for the six months ended June 30, 2014 as compared to $2.2 million for the same period in 2013. The increase was attributable to $2.0 million of additional income from loans receivable acquired in the Merger, which was partially offset by the decrease in income related to the prepayment of three notes as well as scheduled maturities and amortization subsequent to June 30, 2013.
In connection with the Merger, the Company acquired 13 properties accounted for as direct financing leases which generated earned income of $1.7 million for the six months ended June 30, 2014. Prior to the Merger, the Company did not own any properties that were accounted for as direct financing leases.
As part of the Merger, the Company acquired a number of non-triple-net leases that require the tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the six months ended June 30, 2014 of $6.2 million are offset by expenses recorded under property costs in the accompanying condensed consolidated statements of operations.
Interest income and other contributed $3.6 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily attributable to income of $2.7 million from a legal settlement associated with the resolution of a dispute with a tenant. During the same period in 2013, $0.9 million was attributable to a lease termination fee received from a tenant.
Expenses
General and administrative

General and administrative expenses increased $5.4 million to $21.5 million for the six months ended June 30, 2014, as compared to $16.1 million for the same period in 2013. During the six months ended June 30, 2014, the Company incurred higher compensation and related benefits of $3.6 million due primarily to the hiring of additional personnel in connection with the Merger along with $1.8 million of higher non-cash stock-based compensation. Professional fees, technology costs, outside consulting services, and franchise taxes increased $2.7 million during 2014 primarily due to higher costs incurred for compliance and consulting fees resulting from the integration of the net assets acquired in the Merger. These increases were partially offset by a decrease in the Company's allowance for doubtful accounts of approximately $1.0 million.

Finance Restructuring Costs

In connection with the Exchange Offer, the Company incurred costs of approximately $13.0 million during the six months ended June 30, 2014, which include legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the same period in 2013.

Merger Costs
In connection with the Merger, the Company incurred merger costs of approximately $11.6 million for the six months ended June 30, 2013, which include legal, accounting and financial advisory services, and other third-party expenses. Additional Merger related costs of $10.1 million, arising from amortization of financing commitments obtained for the Merger, are reported in interest. No such costs were incurred during the same period in 2014.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger resulted in the acquisition of a limited number of single and double-net leases that require the Company to initially incur certain expenses which are billed and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased $10.6 million to $11.9 million for the six months ended June 30, 2014, as compared to $1.3 million for the same period in 2013. Of this increase, most is attributable to reimbursable costs, before any allowance, associated with acquired non-triple-net leases. The remaining increase is primarily attributable to higher insurance premiums, legal fees, and repair and maintenance costs associated with managing the expanded portfolio.
Interest
Interest expense increased by $34.4 million to $110.4 million for the six months ended June 30, 2014, as compared to $76.0 million for the same period in 2013. The increase in interest expense was primarily due to the increase in total indebtedness of approximately $2.0 billion at June 30, 2014 compared to the same period in 2013. The majority of our increased indebtedness was the assumption of debt in connection with our Merger.
The following table summarizes our interest expense and related borrowings from continuing operations:

	Six Months Ended
	June 30,
	2014	2013
	(In Thousands)
Interest expense – revolving credit facilities	$1,820	$376
Interest expense – mortgages and notes payable	107,245	59,086
Interest expense – other	72	470
Amortization of deferred financing costs	2,297	10,130
Amortization of debt (premium) discount	(1,043)	5,929
Total interest expense	$110,391	$75,991

Weighted average mortgages and notes outstanding excluding debt premium or discount (1)	$3,817,962	$1,956,834
Weighted average revolving credit facilities	85,743	10,909
Weighted average debt outstanding	$3,903,705	$1,967,743
Adjusted mortgages and notes interest (2) / weighted average mortgages and notes payable	5.62%	6.04%
Revolving credit facilities interest (3) / weighted average revolving credit facilities balance	4.25%	6.89%
(1) Excludes debt associated with discontinued operations.
(2) Excludes interest expense associated with amortization of deferred financing costs and debt discounts/(premiums).
(3)  Excludes interest expense associated with amortization of deferred financing costs and debt discounts/(premiums), and includes approximately $0.6 million and $0.1 million of non-utilization fees for the six months ended June 30, 2014 and 2013.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $65.9 million to $122.5 million for the six months ended June 30, 2014 as compared to $56.6 million for the same period in 2013. Of the total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to non-merger acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Six Months Ended
	June 30,
	2014	2013
	(In Thousands)
Depreciation of real estate assets	$95,394	$47,741
Other depreciation	188	57
Amortization of lease intangibles	26,935	8,841
Total depreciation and amortization	$122,517	$56,639

Impairment

During the six months ended June 30, 2014, we recorded Impairment losses of $29.3 million. These charges included $8.0 million on the impairment of four properties that were held for sale, including one non-core multi-tenant property, $2.6 million of lease intangible write-offs following lease terminations and $18.7 million of impairment on 10 properties which were underperforming. Of the 10 underperforming properties, seven were in the manufacturing industry relating to one original tenant and three were in the quick service restaurant industry. As of January 1, 2014, as a result of our adoption of ASU 2014-8 (see Note 2), impairment losses incurred on properties classified as held for sale will be prospectively reported in continuing operations. In reporting periods prior to January 1, 2014, impairment losses incurred on properties that were held for sale continue to be reflected in discontinued operations during those periods.

Other income (expense)

During the second quarter 2014, we recorded a loss on debt extinguishment of $64.7 million which is recorded in other expense. The loss on debt extinguishment related to the retirement of certain senior mortgage notes payable with an aggregate principal balance of $509.8 million and the redemption of $18.0 million of net-lease mortgage notes which were not tendered in connection with the Exchange Offer. The debt that was extinguished had a weighted average interest rate of 6.54% and remaining term of 25 months. We used proceeds from our recent convertible senior notes offering, with a weighted average stated interest rate of 3.30%, to fund the extinguishment. No such items were recognized during the same period in 2013.

Income tax expense
Income tax expense increased $0.2 million to $0.3 million for the six months ended June 30, 2014, as compared to $0.1 million for the same period in 2013. The increase was primarily due to an increase in state and local taxes as a result of the increased portfolio size.

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
We recognized income from discontinued operations of $3.4 million for six months ended June 30, 2014 as compared to a loss of $1.6 million for the same period in 2013. For the six months ended June 30, 2014, $2.9 million of income was attributable to the receipt of a lease termination fee related to a property that was sold. For the same period in 2013, $2.8 million of loss was attributable to the properties held for sale. Non-cash impairment charges included in income (loss) from discontinued operations for the six months ended June 30, 2013 were $3.9 million. No such charges were incurred during the same period in 2014.

Gain on dispositions of assets
During the six months ended June 30, 2014, we recorded gains totaling $0.4 million from continuing operations on the disposition of certain real estate assets. These gains relate to disposed properties that did not qualify for discontinued operations under the guidance set forth in ASU 2014-08. Previous to the adoption of ASU 2014-08, which was applied on a prospective basis beginning January 1, 2014, these gains would have been recorded as a part of discontinued operations.

Property Portfolio Information
Our diverse real estate portfolio at June 30, 2014 consisted of 2,224 owned properties:

•	leased to approximately 404 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only 4 states contributing 5% or more of our annual rent;

•	operating in 27 different industries;

•	with an occupancy rate of 98.7%; and

•	with a weighted average remaining lease term of 10.1 years.
The following tables present the diversity of our portfolio and are calculated based on percentage of contractual annual rent.
Diversification By Tenant
The following table lists the top 10 tenants of our owned real estate properties as of June 30, 2014:

Tenant (2)	Number of Properties	Total Square Footage (in thousands)	Percent of Total Revenue (1)
Shopko Stores/Shopko Hometown (Shopko)	181	13,502	13.8%
Walgreen Company	69	981	3.9
84 Properties, LLC	109	4,118	3.2
Cajun Global LLC (Church's Chicken)	201	244	2.4
Academy Sports + Outdoors	9	1,955	2.1
Alimentation Couche-Tard, Inc. (Circle K)	83	251	2.0
CVS Caremark	37	413	1.6
CarMax, Inc.	9	429	1.4
Carmike Cinemas, Inc.	12	590	1.3
Rite Aid Corp	30	357	1.3
Other	1,484	32,759	67.0
Total	2,224	55,599	100.0%

(1) Total revenue for the quarter ended June 30, 2014.
(2) Tenants represent legal entities with whom we have lease agreements. Other tenants may operate certain of the same business concepts set forth above, but represent separate legal entities.

Diversification By Industry
The following table sets forth information regarding the diversification of the tenants leasing our owned real estate properties among different industries as of June 30, 2014:

Industry	Number of Properties	Total Square Footage (in thousands)	Percent of Total Annual Rent (1)
General Merchandise	218	14,651	16.2%
Restaurants - Casual Dining	343	2,194	9.0
Restaurants - Quick Service	541	1,471	7.7
Drug Stores / Pharmacies	134	1,766	7.3
Building Materials	177	5,772	5.8
Convenience Stores / Car Washes	181	689	5.4
Movie Theaters	26	1,410	4.2
Distribution	16	3,985	3.8
Medical / Other Office	81	794	3.1
Automotive Parts and Service	148	972	3.1
Grocery	48	1,917	3.0
Apparel	16	2,494	3.0
Education	36	1,083	3.0
Manufacturing	28	4,505	3.0
Home Furnishings	29	1,760	2.7
Sporting Goods	24	1,201	2.5
Home Improvement	12	1,429	2.4
Automotive Dealers	21	690	2.4
Health and Fitness	19	805	2.3
Specialty Retail	22	1,320	1.9
Consumer Electronics	13	1,095	1.7
Entertainment	9	625	1.4
Pet Supplies and Service	4	989	1.1
Office Supplies	20	456	1.1
Financial Services	6	378	1.1
Wholesale Clubs	3	445	*
Dollar Stores	42	498	*
Other	7	205	*
Total	2,224	55,599	100.0%

* Less than 1%
(1) Total rental revenue for the quarter ended June 30, 2014 for properties owned at June 30, 2014.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of June 30, 2014:

Asset Type	Number of Properties	Total Square Footage (in thousands)	Percent of Total Revenue (1)
Retail	2,044	42,724	84.1%
Industrial	80	10,939	9.6
Office	100	1,936	6.3
Total	2,224	55,599	100.0%

(1) Total rental revenue for the quarter ended June 30, 2014 for properties owned at June 30, 2014.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of June 30, 2014:

State	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
Texas	269	6,186	12.5%
Illinois	126	3,676	6.8
Wisconsin	63	5,020	5.8
Georgia	155	1,519	5.2
Florida	120	2,068	4.5
Ohio	122	2,055	4.3
Minnesota	52	1,666	3.0
Tennessee	113	1,794	2.9
Arizona	50	786	2.8
Missouri	66	1,155	2.8
Indiana	72	1,333	2.8
Michigan	72	2,209	2.7
California	29	916	2.6
North Carolina	64	1,455	2.6
Alabama	101	807	2.5
Nebraska	21	1,972	2.5
South Carolina	45	904	2.5
Pennsylvania	64	1,549	2.3
Virginia	45	1,501	2.1
Kansas	39	1,009	2.0
Massachusetts	8	1,390	1.6
Utah	15	1,478	1.5
Colorado	26	680	1.5
Idaho	15	1,196	1.5
Oklahoma	48	510	1.5
New York	44	938	1.5

State	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
Nevada	5	1,064	1.4
Iowa	37	723	1.2
Kentucky	44	936	1.2
New Mexico	33	330	1.1
New Hampshire	17	930	1.0
Arkansas	31	660	1.0
Washington	14	841	1.0
Louisiana	30	315	*
South Dakota	11	522	*
Oregon	9	355	*
Mississippi	30	399	*
New Jersey	13	463	*
Maryland	22	409	*
Montana	7	512	*
North Dakota	5	257	*
Maine	26	79	*
Wyoming	8	151	*
Delaware	3	86	*
Rhode Island	4	128	*
Vermont	2	42	*
Virgin Islands	1	38	*
Connecticut	1	21	*
Alaska	1	50	*
Total	2,224	55,599	100.0%

* Less than 1%
(1) Total rental revenue for the quarter ended June 30, 2014 for properties owned at June 30, 2014.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of June 30, 2014. As of June 30, 2014, the weighted average remaining non-cancelable initial term of our leases (based on annual rent) was 10.1 years. The information set forth in the table excludes the impact of tenant renewal options and early termination rights:

Leases Expiring In:	Number of Properties	Total Square Footage (in thousands)	Expiring Annual Rent (in thousands) (1)	Percent of Total Expiring Annual Rent
Remainder of 2014	62	1,760	$10,136	1.8%
2015	37	1,118	12,873	2.2
2016	47	1,942	23,307	4.1
2017	63	1,893	19,415	3.4
2018	76	1,877	24,888	4.3
2019	72	1,968	21,006	3.7
2020	91	3,021	32,067	5.6
2021	190	4,771	44,357	7.7
2022	99	2,091	23,021	4.0
2023	92	3,893	36,081	6.3
2024 and thereafter	1,366	30,723	325,813	56.9
Vacant	29	542	—	—
Total owned properties	2,224	55,599	$572,964	100.0%

(1) Total rental revenue for the quarter ended June 30, 2014 for properties owned at June 30, 2014 multiplied by four.

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
As of June 30, 2014, we had cash and cash equivalents of $121.0 million and our Credit Facility provided for an additional $400.0 million in borrowing capacity.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings on our $400.0 million Credit Facility. As of June 30, 2014, we had zero outstanding under the Credit Facility.
On April 15, 2014, we filed with the SEC the Prospectus Supplement under which we may sell up to an aggregate of $350.0 million of our common stock from time to time under our ATM Program. We may sell the shares in amounts and at times to be determined by us from time to time, but have no obligation to sell any of the shares in the offering. We believe that we have sufficient liquidity from our cash on hand, cash from operations and availability under our Credit Facility to meet our short-term working capital needs and other financial commitments. These sources may be further supplemented by proceeds received from our ATM Program.

Long-term Liquidity and Capital Resources

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by securing asset level financing, issuing fixed rate secured notes and bonds, and occasionally through public securities offerings. Our ability to raise capital is evidenced by our recent concurrent underwritten public offerings of common stock and convertible debt in which we were able to raise over $1.0 billion before offering costs. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our Credit Facility or other indebtedness. In the future some of our property acquisitions could be made by issuing units of our Operating Partnership in exchange for property owned by third parties. These units would be exchangeable into our common stock. We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.

Description of Certain Debt
Convertible Notes
On May 20, 2014, the Company completed its Convertible Notes Offering in the aggregate amount of $747.5 million. Interest on the Convertible Notes will be payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2014. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. In connection with the issuance of the Convertible Notes, the Company recorded discounts for the value of the embedded conversion feature of $28.1 million and $28.6 million for the 2019 Notes and 2021 notes, respectively. These debt discounts will be amortized to interest expense using the effective interest method over the respective term of the individual Convertible Notes.
Holders may convert notes of either series at their option at any time prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, the case of the 2021 Notes, only under certain the following circumstances: (1) during any quarter commencing after the quarter ending June 20, 2014, if the last reported sales price of the Company's common stock for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate for the Notes; (3) if the Company calls any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the prospectus supplement filed with the SEC on May 13, 2014. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election.

The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances. If the Company undergoes a fundamental change (as defined), holders may require the Company to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Revolving Credit Facility
$400 Million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into the Credit Facility with various lenders. The Partnership’s obligations under the Credit Facility are guaranteed by Spirit Realty Capital, Inc., OP Holdings, and certain subsidiaries that are not restricted from doing so under mortgage indebtedness. Pursuant to the Credit Facility, consistent with the terms, conditions and provisions of a three-year revolving credit facility, the Operating Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months, subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. As of June 30, 2014, there were no amounts outstanding on the Credit Facility.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. At June 30, 2014, $3.1 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets. The effective interest rate on outstanding borrowings under our Credit Facility was 5.49% for the three months ended June 30, 2014. The interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee, was 2.78% as of June 30, 2014.
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

Master Trust Notes

On May 20, 2014, the Company settled its exchange offer for $912.4 million outstanding principal balance of certain net-lease mortgage notes issued by indirect wholly-owned subsidiaries Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC under the Company's Spirit Master Funding program. Approximately $18.0 million of outstanding principal balance immediately prior to the settlement date was redeemed by the Company due to non-tender. The New Notes are secured by substantially all of the assets owned by these entities.

The following table summarizes certain key terms under the Old Notes and the New Notes (post exchange):

Old Notes						New Notes
Issuer	Principal Amount	S&P Rating	Interest Rate	Anticipated payment date	Legal Maturity Date	Issuer	Principal Amount	S&P Rating	Interest Rate	Anticipated payment date	Legal Maturity Date
SMF, 2005-1, Class A-1	$94,264	BB+	5.05%	July 2020	July 2023	SMF, 2014-1, Class A-1	$81,309	A+	5.05%	July 2020	July 2040
SMF, 2005-1, Class A-2	258,300	BB+	5.37%	July 2020	July 2023	SMF, 2014-1, Class A-2	253,300	A+	5.37%	July 2020	July 2040
SMF II, 2006-1, Class A (1)	246,915	BB+	5.76%	March 2021	March 2024	SMF II, 2014-2, Class A	246,915	A+	5.76%	March 2021	March 2041
SMF III, 2007-1, Class A	312,944	BB+	5.74%	March 2022	March 2025	SMF III, 2014-3, Class A	312,944	A+	5.74%	March 2022	March 2042
	$912,423						$894,468
(1) Principal amounts include $12.3 million of SMF II, Class A notes repurchased by the Company in 2010, which is shown net on the condensed consolidated balance sheets.

As of June 30, 2014, the Series 2014-1, Class A-1, Series 2014-1, Class A-2, Series 2014-2 and Series 2014-3 have outstanding balances of $80.5 million, $253.3 million, $234.4 million and $312.9 million, respectively, and are secured by 719 properties, including 82 properties securing mortgage loans.
In December 2013, Spirit Master Funding VII, LLC ("SMF VII") issued new investment grade rated $330 million net-lease mortgage notes under a new securitization platform. The issue was comprised of $125.0 million of 3.89% Series 2013-1 Class A interest only, net-lease mortgage notes expected to be repaid in December 2018 and $205.0 million of 5.27% Series 2013-2 Class A amortizing net-lease mortgage notes expected to be repaid in December 2023. The notes are secured by the assets of SMF VII and are non-recourse. The Company used the proceeds of the issue to replace shorter-term debt, fund acquisitions and for general corporate purposes. As of June 30, 2014, the Series 2013-1 and Series 2013-2 notes have outstanding balances of $125.0 million and $203.0 million, respectively, and are secured by 318 properties, including 79 properties securing mortgage loans.

CMBS
We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a separate legal entity, and is the sole owner of its assets and responsible for its liabilities. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of June 30, 2014, we had approximately $2.0 billion of outstanding balances under our fixed and variable CMBS loans, with a weighted average contractual interest rate of 5.54% and a weighted average maturity of 4.7 years. Most of this debt is partially amortizing and requires a balloon payment at maturity.

Scheduled debt payments, including our revolving credit facilities, as of June 30, 2014 are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2014	$16,723	$29,761	$46,484
2015	32,799	245,794	278,593
2016	31,108	299,963	331,071
2017	28,389	905,262	933,651
2018	27,284	248,851	276,135
Thereafter	96,334	1,998,307	2,094,641
Total	$232,637	$3,727,938	$3,960,575
Balloon payments subsequent to 2018 are as follows: $452.0 million due in 2019, $288.0 million due in 2020, $554.8 million due in 2021, $351.4 million due in 2022, $352.1 million due in 2023.
Future principal payments due on debt maturities consist of the following as of June 30, 2014:

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Revolving credit facilities	$15,528	$185	$5,254	$10,089	$—	$—	$—
Master trust notes	1,209,131	8,751	18,286	19,387	20,557	146,796	995,354
CMBS - fixed-rate	1,876,187	37,309	222,155	294,735	903,450	67,398	351,140
CMBS - variable-rate	110,854	169	32,750	6,702	9,474	61,759	—
Convertible senior notes	747,500	—	—	—	—	—	747,500
Unsecured fixed rate promissory note	1,375	70	148	158	170	182	647
	$3,960,575	$46,484	$278,593	$331,071	$933,651	$276,135	$2,094,641
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.
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

Cash Flows
Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $8.2 million to $68.6 million for the six months ended June 30, 2014 as compared to $60.4 million for the same period in 2013. This increase was primarily attributable to an increase in cash revenue of $141.2 million partially offset by an increase in cash paid for interest of $48.1 million, $59.1 million for the extinguishment of certain debt and $13.0 million of restructuring charges related to our Exchange Offer. The balance of the cash flow change is attributable to changes in operating activities including property costs and general and administrative expenses. These costs have increased due to the expansion of our portfolio and the added costs associated with its integration. During the six months ended June 30, 2014, general and administrative costs, net of stock based compensation, increased $4.0 million as compared to the same period in 2013.
The increase to both revenue and cash interest during the six months ended June 30, 2014 is directly attributable to our Merger in the third quarter of 2013. With the Merger, we added 747 properties and 69 secured mortgage loans to our portfolio and assumed $1.5 billion of mortgages and notes payable. Exclusive of the Merger, during the twelve months ended June 30, 2014, we have invested $678.5 million in real estate, which further contributed to our increased operating revenue.
Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $340.7 million for the six months ended June 30, 2014 as compared to net cash used in investing activities of $71.6 million for the same period in 2013. The increase in cash used for investing activities during 2014 included $345.1 million to fund the acquisition of 190 properties (14 properties were acquired through a $20.8 million non-cash 1031 exchange) and capital improvements and transfers of sales proceeds to restricted cash accounts of $13.1 million, partially offset by cash proceeds of $14.2 million from the disposition of seven properties and collections of principal on loans receivable and real estate assets under direct financing leases totaling $3.3 million. During the same period in 2013, cash used in investing activities included $95.2 million to fund the acquisition of 40 properties, partially offset by transfers of sales proceeds from restricted cash accounts of $10.6 million and $13.0 million of proceeds from property dispositions and principal collections on loans.
Generally, our net cash used in financing activities is impacted by our borrowings. Net cash provided by financing activities was $326.5 million for the six months ended June 30, 2014 as compared to net cash used of $24.4 million for the same period in 2013. The net change in cash provided by financing activities was primarily attributable to our recent concurrent Convertible Notes and Common Stock Offerings, which raised approximately $1.0 billion in net proceeds. The capital raised was used primarily to extinguish $527.8 million of our indebtedness, repay all amounts drawn against the Credit Facility and to fund certain acquisitions. Our net borrowings and proceeds from issuance of common stock during the period were offset mostly by $123.2 million for dividends paid to stockholders, which was paid primarily through sources from our operating cash flows.

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

FFO, AFFO and FAD

The following is a reconciliation of net loss (which we believe is the most comparable GAAP measure) to FFO, AFFO and FAD. Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(89,821)	$(11,669)	$(75,582)	$(20,001)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	61,874	29,670	122,329	56,582
Discontinued operations	—	1,213	—	2,590
Portfolio impairments
Continuing operations	27,627	182	29,334	182
Discontinued operations	—	1,786	—	3,889
Realized loss (gain) on sales of real estate	1,198	191	(517)	11
Total adjustments	90,699	33,042	151,146	63,254

FFO	$878	$21,373	$75,564	$43,253
Add/(less):
Loss / (gain) on debt extinguishment
Continuing operations	64,708	—	64,708	—
Discontinued operations	—	(1,028)	—	(1,028)
Cole II merger related costs	—	11,462	—	21,614
Master Trust Notes exchange costs	13,016	—	13,033	—
Real estate acquisition costs	226	129	1,507	218
Non-cash interest expense	1,244	3,799	1,320	7,046
Non-cash revenues	(4,382)	(540)	(8,344)	(1,061)
Non-cash compensation expense	3,032	1,842	5,484	3,614
Total adjustments to FFO	77,844	15,664	77,708	30,403

AFFO	$78,722	$37,037	$153,272	$73,656
Less:
Capitalized portfolio maintenance expenditures	(197)	(296)	(403)	(545)
FAD	$78,525	$36,741	$152,869	$73,111

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Dividends declared to common stockholders	$66,303	$26,518	$127,937	$53,028
Dividends declared as percent of FAD	84%	72%	84%	73%
Net loss per share of common stock
Basic and Diluted (a)	$(0.24)	$(0.08)	$(0.20)	$(0.13)
FFO per share of common stock
Diluted (a)	$—	$0.13	$0.20	$0.27
AFFO per share of common stock
Diluted (a)	$0.20	$0.24	$0.41	$0.46
Weighted average shares of common stock outstanding:
Basic	381,775,203	159,430,126	375,266,233	159,425,775
Diluted (a)	382,488,442	160,380,223	375,974,325	160,264,068

Reclassifications have been made to prior period balances to conform to current year presentation.
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

	June 30, 2014	June 30, 2013
	(unaudited)
Revolving credit facilities, net	$15,528	$26,492
Mortgages and notes payable, net	3,202,853	1,905,706
Convertible senior notes, net	691,711	—
	3,910,092	1,932,198
Add/(less):
Preferred stock	—	—
Unamortized debt discount/(premium)	50,483	51,282
Cash and cash equivalents	(120,976)	(38,031)
Cash collateral deposits for the benefit of lenders classified as other assets	(21,945)	(8,805)
Total adjustments	(92,438)	4,446
Adjusted Debt	$3,817,654	$1,936,644

	Three Months Ended June 30,
	2014	2013
	(unaudited)
Net loss	$(89,821)	$(11,669)
Add/(less)(a):
Interest	55,992	39,552
Depreciation and amortization	61,968	30,913
Income tax expense	127	68
Total adjustments	118,087	70,533
EBITDA	$28,266	$58,864
Add/(less)(a):
Merger costs	—	5,020
Master Trust Notes exchange costs	13,016	—
Real estate acquisition costs	226	129
Impairments	27,627	182
Losses on sales of assets	1,198	191
Loss (gain) on debt extinguishment	64,708	(1,028)
Total adjustments to EBITDA	106,775	6,280
Adjusted EBITDA	$135,041	$65,144
Annualized Adjusted EBITDA (b)	$540,164	$260,576

Leverage (Adjusted Debt / Annualized Adjusted EBITDA)	7.1	7.4

(a) Adjustments include all amounts charged to continuing and discontinued operations.
(b) Adjusted EBITDA multiplied by 4.

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements
See Note 2 to the June 30, 2014 unaudited condensed consolidated financial statements.

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of June 30, 2014, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). A significant portion of our approximately $3.2 billion principal balance of outstanding mortgages and notes payable as of June 30, 2014 were long-term, fixed-rate obligations. As of June 30, 2014, the weighted average stated interest rate of our mortgages and notes payable, excluding amortization of deferred financing and premiums/debt discounts, was approximately 5.47%.
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
The estimated fair values of our revolving credit facilities, fixed-rate and variable-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of June 30, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving credit facilities, net	$15,528	$15,711
Mortgages and notes payable, net	3,202,853	3,279,436
Convertible senior notes, net (1)	691,711	747,066,000
(1) The carrying value of the convertible senior notes is net of an embedded conversion premium totaling $55.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2014 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of June 30, 2014, that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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
On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the named defendants in the merger litigation signed a memorandum of understanding (“MOU”) regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release and dismissal of all asserted claims (the "Stipulation of Settlement"). The Stipulation of Settlement was filed with the court on January 22, 2014 for approval, and the court granted the parties’ request for preliminary approval at a hearing on May 21, 2014. However, the asserted claims will not be released and dismissed until such stipulation of settlement is finally approved by the court in a hearing following the expiration of the period for shareholder objection to the settlement terms. There can be no assurance that the court will finally approve the Stipulation of Settlement. The Company does not expect that the terms of the settlement, if approved by the court, would have a material adverse effect on its financial position or results of operations. The Company does not expect that the terms of the settlement, if approved by the court, would have a material adverse effect on its financial position or results of operations.

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

1.1
Equity Distribution Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated April 15, 2014 filed as Exhibit 1.1 to the Company's Form 8-K on April 15, 2014 and incorporated herein by reference.

1.2
Underwriting Agreement, dated May 14, 2014, by and among the Spirit Realty Capital, Inc., Spirit Realty, L.P., Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. filed as Exhibit 1.1 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

1.3
Underwriting Agreement, dated May 14, 2014, by and among the Spirit Realty Capital, Inc., Spirit Realty, L.P., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters filed as Exhibit 1.2 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

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

2.2
Articles of Merger by and between Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation, and Spirit Realty Capital, Inc., a Maryland corporation and the Amended and Restated Charter of Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.) filed as Exhibit (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on July 17, 2013).

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.2 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Registration Statement on Form S-4 on March 29, 2013 and incorporated herein by reference.

4.2
Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 filed as Exhibit 4.1 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.3
Series 2014-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 filed as Exhibit 4.2 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.4
Series 2014-2 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.5
Series 2014-3 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.6
Master Indenture, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013. Previously filed by Spirit Realty Capital, Inc. as Exhibit 10.21 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.7
Series 2013-1 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013. filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2014.

Exhibit No.	Description

4.8
Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013. filed as Exhibit 10.23 to Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.9	Indenture, dated May 20, 2014, between the Company and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.10
First Supplemental Indenture, dated May 20, 2014, by and between Spirit Realty Capital, Inc.
 and Wilmington Trust, National Association (including the form of 2.875% Convertible Senior Note due 2019) filed as Exhibit 4.2 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.11
Second Supplemental Indenture, dated May 20, 2014, by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 3.75% Convertible Senior Note due 2021) filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

10.1	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Exhibit 10.7 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.2	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.3	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.4
Credit Agreement, by and among Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Spirit Realty, L.P. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.01 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.5
Guaranty, by and among Spirit Realty Capital, Inc.Spirit General OP Holdings, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 17, 2013 and incorporated herein by reference.

10.6
Security Agreement, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.3 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.7
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

10.8
Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated as of July 17, 2013 filed as Exhibit 10.4 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.9
Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated as of July 17, 2013 filed as Exhibit 10.6 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.10
Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated as of July 17, 2013 filed as Exhibit 10.7 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.11
Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated as of July 17, 2013 filed as Exhibit 10.8 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.12	Form of Performance Share Award Agreement. Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

Exhibit No.	Description
10.13
Second Amended and Restated Property Management and Servicing Agreement dated May 20, 2014, by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association filed as Exhibit 1.1 of the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

10.14
Property Management and Servicing Agreement, between Midland Loan Services, Spirit Master Funding VII, LLC and Spirit Realty, L.P., dated as of December 23, 2013 filed as Exhibit 10.24 to its Annual Report on Form 10-K filed on March 4, 2014 and incorporated herein by reference.

10.15
Defeasance, Assignment, Assumption and Release Agreement dated June 5, 2014 by and among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, U.S. Bank, National Association as Trustee for the Lender, Midland Loan Servicer, a division of PNC Bank, National Association as servicer and U.S. Bank, National Association as Securities Intermediary and Custodian filed as Exhibit 1.1 of the Company's Form 8-K on June 6, 2014 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc. filed as Exhibit 14.1 to its Annual Report on Form 10-K on March 5, 2013 and incorporated herein by reference.

16.1
Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013 filed as Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

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
Date: August 6, 2014