Form 10-Q
period 2014-09-30
Spirit Realty Capital, Inc.
filed 2014-11-05
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of November 3, 2014, there were 398,566,183 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,503,857	$2,330,510
Buildings and improvements	4,447,082	4,188,783
Total real estate investments	6,950,939	6,519,293
Less: accumulated depreciation	(723,777)	(590,067)
	6,227,162	5,929,226
Loans receivable, net	111,409	117,721
Intangible lease assets, net	599,875	618,121
Real estate assets under direct financing leases, net	56,654	58,760
Real estate assets held for sale, net	54,120	19,611
Net investments	7,049,220	6,743,439
Cash and cash equivalents	50,130	66,588
Deferred costs and other assets, net	156,485	129,597
Goodwill	291,421	291,421
Total assets	$7,547,256	$7,231,045
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$125,436	$35,120
Mortgages and notes payable, net	3,188,547	3,743,098
Convertible senior notes, net	693,845	—
Intangible lease liabilities, net	219,626	220,114
Accounts payable, accrued expenses and other liabilities	115,564	114,679
Total liabilities	4,343,018	4,113,011
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 399,039,782 shares issued; 398,566,183 outstanding shares at September 30, 2014 and 370,570,565 shares issued; 370,363,803 outstanding shares at December 31, 2013	3,990	3,706
Capital in excess of par value	4,211,235	3,859,823
Accumulated deficit	(1,005,434)	(742,915)
Accumulated other comprehensive loss	(691)	(638)
Treasury stock, at cost	(4,862)	(1,942)
Total stockholders’ equity	3,204,238	3,118,034
Total liabilities and stockholders’ equity	$7,547,256	$7,231,045
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rentals	$145,591	$131,526	$426,212	$271,352
Interest income on loans receivable	1,805	1,796	5,463	4,037
Earned income from direct financing leases	837	708	2,521	708
Tenant reimbursement income	3,308	2,316	9,548	2,316
Interest income and other	754	501	4,312	1,816
Total revenues	152,295	136,847	448,056	280,229
Expenses:
General and administrative	11,995	9,946	33,496	26,064
Finance restructuring costs	(11)	—	13,022	—
Merger costs	—	45,071	—	56,629
Property costs	5,357	5,067	17,215	6,334
Real estate acquisition costs	865	470	2,372	688
Interest	53,535	50,386	163,926	126,376
Depreciation and amortization	62,069	48,243	184,586	104,882
Impairments (recoveries)	12,727	—	42,061	(185)
Total expenses	146,537	159,183	456,678	320,788
Income (loss) from continuing operations before other income (expense) and income tax expense	5,758	(22,336)	(8,622)	(40,559)
Other income (expense):
Gain (loss) on debt extinguishment	212	—	(64,496)	—
Total other income (expense)	212	—	(64,496)	—
Income (loss) from continuing operations before income tax expense	5,970	(22,336)	(73,118)	(40,559)
Income tax expense	242	803	586	946
Income (loss) from continuing operations	5,728	(23,139)	(73,704)	(41,505)
Discontinued operations:
Income (loss) from discontinued operations	288	(6)	3,621	(1,630)
Gain on dispositions of assets	403	1,237	488	1,226
Income (loss) from discontinued operations	691	1,231	4,109	(404)
Income (loss) before dispositions of assets	6,419	(21,908)	(69,595)	(41,909)
Gain on dispositions of assets	1,251	—	1,683	—
Net income (loss)	$7,670	$(21,908)	$(67,912)	$(41,909)
Net income (loss) per share of common stock—basic and diluted:
Continuing operations	$0.02	$(0.07)	$(0.19)	$(0.19)
Discontinued operations	—	—	0.01	—
Net income (loss) per share	$0.02	$(0.07)	$(0.18)	$(0.19)
Weighted average common shares outstanding:
Basic	396,807,656	329,527,874	382,525,614	216,749,378
Diluted	397,613,583	329,527,874	382,525,614	216,749,378
Dividends declared per common share issued	$0.16625	$0.16410	$0.49875	$0.49220
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$7,670	$(21,908)	$(67,912)	$(41,909)
Other comprehensive income (loss):
Change in net unrealized gains or (losses) on cash flow hedges	237	(320)	(1,040)	149
Net cash flow hedge losses reclassified to operations	333	120	987	331
Total comprehensive income (loss)	$8,240	$(22,108)	$(67,965)	$(41,429)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2013	370,570,565	$3,706	$3,859,823	$(742,915)	$(638)	(206,762)	$(1,942)	$3,118,034
Net loss	—	—	—	(67,912)	—	—	—	(67,912)
Other comprehensive loss	—	—	—	—	(53)	—	—	(53)
Dividends declared on common stock	—	—	—	(194,187)	—	—	—	(194,187)
Repurchase of common shares	—	—	—	—	—	(266,837)	(2,920)	(2,920)
Issuance of common shares	28,024,320	280	287,174	—	—	—	—	287,454
Embedded conversion premium of convertible notes	—	—	55,131	—	—	—	—	55,131
Exercise of stock options	20,000	—	183	—	—	—	—	183
Stock-based compensation, net	424,897	4	8,924	(420)	—	—	—	8,508
Balances, September 30, 2014	399,039,782	$3,990	$4,211,235	$(1,005,434)	$(691)	(473,599)	$(4,862)	$3,204,238
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(67,912)	$(41,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184,586	108,336
Impairments	42,061	5,668
Amortization of deferred financing costs	4,084	12,457
Amortization of interest rate hedge losses and derivative net settlements	(83)	(101)
Amortization of debt (premiums) discounts	(821)	5,588
Stock-based compensation expense	8,503	6,901
Loss (gain) on debt extinguishment	64,496	(1,028)
Debt extinguishment costs	(59,069)	—
Gains on dispositions of real estate and other assets, net	(2,171)	(1,467)
Non-cash revenue	(12,877)	(15,191)
Other	274	(41)
Changes in operating assets and liabilities:
Deferred costs and other assets	(3,111)	(8,262)
Accounts payable, accrued expenses and other liabilities	(3,248)	(1,826)
Net cash provided by operating activities	154,712	69,125
Investing activities
Acquisitions/investments in real estate	(546,373)	(176,080)
Collections of principal on loans receivable and real estate assets under direct financing leases	4,641	13,878
Proceeds from dispositions of real estate and other assets	31,993	135,270
Cash acquired in connection with merger	—	9,400
Transfers of sale proceeds and loan principal collections (to) from restricted account	(20,240)	7,018
Net cash used in investing activities	(529,979)	(10,514)
Financing activities
Borrowings under lines of credit	515,535	266,705
Repayments under lines of credit	(425,219)	(115,197)
Repayment of line of credit previously belonging to Cole II	—	(324,111)
Borrowings under Convertible Notes and mortgages and notes payable	757,500	238,140
Repayments under mortgages and notes payable	(562,104)	(33,339)
Deferred financing costs	(20,011)	(20,041)
Proceeds from issuance of common stock, net of offering costs	287,454	(518)
Proceeds from exercise of stock options	183	—
Offering costs paid on equity component of convertible debt	(1,609)	—
Purchase of treasury stock	(2,920)	(1,942)
Consent fees paid to lenders	—	(5,449)
Dividends paid to stockholders	(189,510)	(85,897)
Transfers to escrow deposits with lenders	(490)	(8,155)
Net cash provided by (used in) financing activities	358,809	(89,804)
Net decrease in cash and cash equivalents	(16,458)	(31,193)
Cash and cash equivalents, beginning of period	66,588	73,568
Cash and cash equivalents, end of period	$50,130	$42,375
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 1. Organization
Company Organization and Operations
Spirit Realty Capital, Inc. (the "Company") is a Maryland corporation and operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis predominately to tenants engaged in retail, service and distribution industries. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
On July 17, 2013, the Company merged with and into Cole Credit Property Trust II, Inc. ("Cole II"), a Maryland Corporation, pursuant to the Merger Agreement between parties dated January 22, 2013 ("Merger").
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”). Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.

As of September 30, 2014, our undepreciated gross investment in real estate and loans totaled approximately $7.71 billion, representing investments in 2,408 properties, including properties securing our mortgage loans. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 2,263 properties, and the remaining 1.4% consisted of commercial mortgage loans receivable secured by the remaining 145 properties or other related assets.
Recent Developments

Common Stock and Convertible Notes Offerings

On May 20, 2014, the Company completed a registered offering of 26,450,000 shares of the Company’s common stock, par value $0.01 per share, pursuant to an underwriting agreement dated May 14, 2014 (the "Common Stock Offering"). The shares sold in the offering included 3,450,000 shares sold to the underwriters pursuant to their 30-day option to purchase additional shares, which was exercised in full on May 16, 2014.

Concurrent with the Common Stock Offering, on May 20, 2014, the Company registered offerings of $402.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2019 (the “2019 Notes”) and $345.0 million aggregate principal amount 3.75% Convertible Senior Notes due 2021 (the “2021 Notes” and, together with the 2019 Notes, the “Convertible Notes”), pursuant to an underwriting agreement dated May 14, 2014 ( the "Convertible Notes Offering"). The Convertible Notes sold in the offering include $52.5 million of the 2019 Notes and $45.0 million of the 2021 Notes sold to the underwriters pursuant to their 30-day option to purchase additional Convertible Notes, which was exercised in full on May 16, 2014.

The resulting net proceeds to the Company from the Common Stock Offering and Convertible Notes Offering were approximately $271.2 million and $726.2 million, respectively, after deducting the underwriting discount and other transaction costs paid by the Company. Net proceeds raised from the concurrent public offerings were partially used to extinguish senior mortgage notes payable with an aggregate principal balance of $509.8 million, redeem $18.0 million of net-lease mortgage notes which were not tendered in connection with the Exchange Offer (defined below), repay all amounts drawn against the Credit Facility as of May 20, 2014 and to fund future acquisitions and for general corporate purposes.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Spirit Master Funding Notes Exchange Offer

On May 20, 2014 (the “Settlement Date”), the Company completed its offer to exchange (the "Exchange Offer") any and all of certain net-lease mortgage notes, (the “Old Notes”) issued by indirectly-owned special purpose, bankruptcy remote subsidiaries of the Company, for new notes under an amended trust indenture and property management agreement (the “New Master Funding Notes” or "Master Funding Notes"). The Exchange Offer was subject to a minimum tender condition of at least 98% of the outstanding principal of Old Notes. Of the $912.4 million of Old Notes outstanding on the Settlement Date, $894.4 million or 98% elected to exchange their Old Notes for New Master Funding Notes and $18.0 million of the Old Notes not tendered were redeemed.

The New Master Funding Notes will maintain generally similiar structural terms as the Old Notes. The New Master Funding Notes bear interest at the same rate, amortize at a slower rate and have a 17 year extension of the legal final payment date (although the anticipated repayment date remains the same). The New Master Funding Notes are not insured by third party financial guaranty insurance as the Old Notes were, and the associated insurance premium was eliminated. The New Master Funding Notes are secured by substantially all of the assets owned by the issuer entities.

Debt Defeasance
On June 5, 2014, two indirectly owned subsidiaries of the Company defeased the loans outstanding under a master loan agreement. The original amount under the loan agreement was $545.7 million bearing interest at a fixed rate of 6.59% with a maturity date of June 5, 2016. On the defeasance date, the principal balance outstanding under the loan agreement was approximately $488.7 million. Prior to the defeasance date, the obligations under the loan agreement had been secured by 112 properties and rents therefrom leased to a significant tenant, which collateral had an aggregate gross book value of approximately $917.7 million. The Company funded the defeasance using a portion of the proceeds from the Convertible Notes Offering.
At the Market Common Stock Offering Program
On April 15, 2014, in connection with the commencement of a continuous equity offering, the Company filed with the Securities and Exchange Commission ("SEC") a prospectus supplement under which the Company may sell up to an aggregate of $350.0 million of shares of its common stock from time to time in “at the market” offerings (the “ATM Program”). The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. The ATM Program will operate pursuant to an equity distribution agreement entered into by the Company and the Operating Partnership with a number of sales agents for the offer and sale of the shares. During the second quarter of 2014, the Company sold 1,574,320 shares under the program, raising net proceeds of approximately $16.3 million. No shares were sold under the ATM Program during the third quarter of 2014.

Acquisitions and dispositions

During the nine months ended September 30, 2014, the Company purchased 241 properties, representing an aggregate gross investment in real estate properties of $572.2 million, which includes $2.4 million in revenue producing follow on investments in existing properties. During the same period, the Company sold 19 properties for $44.9 million in gross sales proceeds. See Note 3 for additional discussion of the Company's investments.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
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
The Company has formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable (see Note 5). As a result, the vast majority of the Company’s consolidated assets are held in these wholly owned special purpose entities, and are subject to debt. Each special purpose entity is a separate legal entity, and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At September 30, 2014 and December 31, 2013, assets totaling $5.5 billion and $6.1 billion, respectively, were held, and liabilities totaling $3.3 billion and $3.8 billion, respectively, were owed by these special purpose entities and are included in the accompanying condensed consolidated balance sheets.
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
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation (see Note 11).
Segment Reporting
Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, established standards for the manner in which public enterprises report information about operating segments. The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Real Estate Investments
Purchase Accounting and Acquisition of Real Estate - When acquiring a property for investment purposes, the Company allocates the purchase price (including acquisition and closing costs) to land, building, improvements, and equipment based on their relative fair values. For properties acquired with in-place leases, the Company allocates the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values, and acquisition costs are expensed as incurred. In making estimates of fair values for this purpose, the Company uses a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities.
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
September 30, 2014
(Unaudited)

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
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $9.0 million and $7.9 million at September 30, 2014 and December 31, 2013, respectively, against accounts receivable balances of $20.1 million and $17.6 million, respectively; receivables are recorded within deferred costs and other assets, net in the accompanying condensed consolidated balance sheets. For deferred rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances and established a provision for losses of $11.3 million and $9.6 million at September 30, 2014 and December 31, 2013, respectively, against deferred rental revenue receivables of $45.9 million and $35.3 million, respectively. The Company's periodic review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
Loans Receivable
Impairment and Allowance for Loan Losses - The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. There was no allowance for loan losses at September 30, 2014 or December 31, 2013.
A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2014 and December 31, 2013, there were no mortgages or notes on nonaccrual status.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying condensed consolidated balance sheets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Collateral deposits (1)	$21,597	$21,816
Tenant improvements, repairs, and leasing commissions (2)	13,176	10,297
Master trust release / title company escrow (3)	21,350	21,893
Loan impounds (4)	1,114	2,018
Other (5)	1,400	2,667
	$58,637	$58,691
(1) Funds held in reserve by lenders which, at their sole discretion, can be applied to the repayment of debt.  Any funds remaining on deposit after the debt is paid in full are released to the borrower. Included in this total is $8.2 million of lender controlled restricted cash held on the four defaulted CMBS loans (see Note 5).
(2) Deposits held by lenders that are reserved to fund tenant improvements/repairs on collateral properties or when leasing commissions are incurred to secure a new tenant. Included in this total is $5.3 million in restricted cash held on the four defaulted CMBS loans (see Note 5).
(3) Includes net sales proceeds from property dispositions held as collateral that can be released upon qualified re-investment.
(4) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.
(5) Funds held in lender controlled accounts released within the following month after debt service requirements are met. Included in this total is $0.2 million in restricted cash held on the four defaulted CMBS loans (see Note 5).

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
September 30, 2014
(Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers. Lease contracts covered by Topic 840, Leases, are excluded from the scope of this new guidance. This new standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. The Company does not anticipate this standard will have a material impact on its financial statements upon adoption.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Note 3. Investments
Real Estate Investments
At September 30, 2014 and December 31, 2013, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $7.71 billion and $7.24 billion, respectively. These investments are comprised of 2,408 and 2,186, respectively, owned or financed properties that are geographically dispersed throughout 49 states. Only one state, Texas, with a 12.9% investment, accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At September 30, 2014 and December 31, 2013, respectively, the Company’s gross investment portfolio was comprised of 2,263 and 2,041 owned properties. The Company also held mortgage loans receivable secured by 145 properties with aggregate carrying amounts of $111.0 million and $117.3 million as of September 30, 2014 and December 31, 2013, respectively. Other unsecured loans receivable with aggregate carrying amounts of $0.4 million were also held as of September 30, 2014 and December 31, 2013.
During the nine months ended September 30, 2014, the Company had the following gross real estate and loan activity:

	Number of Properties Owned or Financed	Dollar Amount of Investments (1)
		(In Thousands)
Balance, December 31, 2013	2,186	$7,235,732
Acquisitions/improvements	241	573,050
Dispositions of real estate(2) (Note 11)	(19)	(46,744)
Principal payments and payoffs	—	(4,416)
Impairments	—	(41,539)
Write off of gross lease intangibles	—	(8,472)
Loan premium amortization and other	—	(2,121)
Balance, September 30, 2014	2,408	$7,705,490

(1)
The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable and real estate assets held under direct financing leases.

(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $6.7 million for the nine months ended September 30, 2014.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs; therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At September 30, 2014, 40 of the Company’s properties were vacant, not subject to a lease and in the Company’s possession; seven of these properties were held for sale. At December 31, 2013, 21 properties were vacant, not subject to a lease and in the Company’s possession; six of these properties were held for sale.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of operating leases at September 30, 2014 (in thousands):

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Scheduled Future Rental Payments	September 30, 2014
Remainder of 2014	$143,982
2015	570,225
2016	553,461
2017	538,290
2018	523,022
Thereafter	3,820,618
Total future minimum rentals	$6,149,598
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
Loans Receivable
The following table details loans receivable, net of premium, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Mortgage - principal	$97,935	$102,315
Mortgage - premium	13,081	14,976
Mortgages, net	111,016	117,291
Other notes - principal	393	430
Total loans receivable, net	$111,409	$117,721
Real Estate Assets Under Direct Financing Leases
The components of investment assets held under direct financing leases as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Minimum lease payments receivable	$16,809	$19,555
Estimated residual value of leased assets	55,858	57,739
Unearned income	(16,013)	(18,534)
Total	$56,654	$58,760

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the nine months ended September 30, 2014:

	Number of Properties	Carrying Value
		(In Thousands)
Balance, December 31, 2013	11	$19,611
Transfers from real estate investments	19	59,372
Sales (Note 11)	(10)	(24,863)
Balance, September 30, 2014 (a)	20	$54,120
(a) Includes 15 properties with a net carrying amount of $44.6 million in which its operating results are reported in continuing operations.
The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Assets
Land and improvements	$5,557	$10,003
Buildings and improvements	6,009	14,178
Total real estate investments	11,566	24,181
Less: Accumulated depreciation	(2,167)	(4,819)
Intangible lease assets, net	460	697
Other	86	—
Total assets	$9,945	$20,059

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448
Impairments
The following table summarizes total impairment losses recognized for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real estate and intangible asset impairment	$10,783	$1,963	$37,030	$5,547
Write-off of lease intangibles due to lease terminations	1,910	—	4,509	488
Loans receivable recovery	—	—	—	(367)
Other impairment	34	—	522	—
Total impairment loss continuing and discontinued operations	$12,727	$1,963	$42,061	$5,668

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Note 4. Lease Intangibles, net
The following table details lease intangible assets and liabilities, net of accumulated amortization, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
In-place leases	$675,926	$663,027
Above-market leases	100,112	95,118
Less: accumulated amortization	(176,163)	(140,024)
Intangible lease assets, net	$599,875	$618,121

Below-market leases	$254,034	$243,237
Less: accumulated amortization	(34,408)	(23,123)
Intangible lease liabilities, net	$219,626	$220,114
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $4.6 million and $1.4 million for the nine months ended September 30, 2014 and 2013 and $1.6 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $40.0 million and $19.8 million for the nine months ended September 30, 2014 and 2013 and $13.1 million and $10.9 million for the three months ended September 30, 2014 and 2013, respectively. The increase in above- and below-market lease and lease-in-place amortization was primarily attributable to the properties acquired in connection with the Merger.

Note 5. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Maturity (4)	September 30, 2014	December 31, 2013
			(in Years)	(In Thousands)
Revolving credit facilities	NM	2.81%	1.7	$125,436	$35,120
Master Trust Notes	5.81%	5.35%	6.8	1,204,787	1,241,437
CMBS - fixed-rate	5.34%	5.84%	3.1	1,868,518	2,387,532
CMBS - variable-rate (3)	3.50%	3.28%	2.4	110,771	111,018
Unsecured fixed rate promissory note	9.12%	7.00%	7.3	1,340	1,442
Convertible Notes	4.80%	3.28%	5.5	747,500	—

Total debt before net debt (discount) or premium	5.40%	5.06%	4.7	4,058,352	3,776,549
Unamortized net debt (discount) or premium				(50,524)	1,669
Total debt, net				$4,007,828	$3,778,218

(1) The effective interest rates include amortization of debt discount/premium and amortization of deferred financing costs calculated for the three months ended September 30, 2014.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2014.
(3) Variable-rate notes are predominately hedged with interest rate swaps (see Note 6).
(4) Represents the weighted average maturity based on the outstanding principal balance as of September 30, 2014.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Revolving Credit Facilities
$400 million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into a three-year credit agreement ("Credit Facility") with various lenders and terminated the Company's previous $100.0 million secured revolving credit facility. The Operating Partnership may obtain loans and/or extensions of credit in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Facility) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter, which amounted to $0.4 million and $0.9 million for the three and nine months ended September 30, 2014, respectively.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense, on a straight-line basis, over the remaining initial term of the Credit Facility. At September 30, 2014, $2.7 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheet. The interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee of the Credit Facility, was 2.65% for the three months ended September 30, 2014. As of September 30, 2014, there was $110.0 million outstanding on the Credit Facility and $290.0 million of borrowing capacity available.
The Company guarantees the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of its assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.
The ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants. As of September 30, 2014, the Operating Partnership was in compliance with these financial covenants.
Line of Credit - As of September 30, 2014, a special purpose entity indirectly owned by the Company had access to a $40.0 million secured revolving credit facility (“Line of Credit”). The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate or (ii) the floor rate, which was amended and reduced during the third quarter 2014, equal to 3.50%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of September 30, 2014, $15.4 million was outstanding on the Line of Credit under three separate advances, secured by 3 properties, at a weighted average stated rate of 3.9% and an effective interest rate for the three months ended September 30, 2014 of 4.20%. Each advance under the Line of Credit is secured by those assets specified as collateral for such advance. The ability to borrow under the Line of Credit is subject to the Company's and special purposes entity's ongoing compliance with a number of customary financial covenants. As of September 30, 2014, the Company and if applicable the special purpose entity were in compliance with these financial covenants.

Master Trust Notes

On May 20, 2014, the Company completed its Exchange Offer for the outstanding principal balance of the Old Notes issued by indirect wholly-owned subsidiaries Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC, under the Company's Spirit Master Funding program. The terms of the New Master Funding Notes remain generally similar to the Old Notes including the interest rate and anticipated final repayment dates; however, the Master Funding Notes generally amortize more slowly than the Old Notes and have a legal final payment date that is 17 years later than the Old Notes. The Master Funding Notes are not insured by third party financial guaranty insurance as were the Old Notes and the Company no longer pays the associated insurance premium. The revisions to the Spirit Master Funding Program, in connection with the issuance of the Master Funding Notes, also generally provide the Company more administrative flexibility as property manager and special servicer. The Master Funding Notes are cross collateralized by the assets of the issuers and are non-recourse.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

As of September 30, 2014, the Master Funding Notes had an outstanding principal balance of $877.8 million and were secured by 714 properties, including 82 properties securing mortgage loans. The Master Funding Notes have a weighted average stated interest rate of 5.58% and weighted average maturity of 6.6 years as of September 30, 2014.
In December 2013, Spirit Master Funding VII, LLC ("SMF VII") issued $330.0 million net-lease mortgage notes under a new Spirit Master Funding securitization trust, with substantially similar terms to the existing Spirit Master Funding trust. The issue was comprised of $125.0 million of 3.89% Series 2013-1 Class A interest only, net-lease mortgage notes expected to be repaid in December 2018 and $205.0 million of 5.27% Series 2013-2 Class A amortizing net-lease mortgage notes expected to be repaid in December 2023. The two series of notes are cross collateralized and are collectively referred to as the "SMF Notes" and together with the Master Funding Notes, the "Master Trust Notes". The SMF Notes are secured by all of the assets of SMF VII and are non-recourse. As of September 30, 2014, the SMF Notes had an outstanding balance of $327.0 million and were secured by 316 properties, including 77 properties securing mortgage loans. The SMF Notes carried an investment grade rating at issuance and have a weighted average stated interest rate of 4.74% and a weighted average maturity of 7.3 years as of September 30, 2014.
CMBS
As of September 30, 2014, indirectly owned subsidiaries of the Company were borrowers under 232 fixed and 26 variable rate non-recourse loans that had been securitized into commercial mortgage backed securities ("CMBS") that are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of September 30, 2014 for the fixed rate notes ranged from 3.90% to 10.88% with a weighted average stated rate of 5.84%. The variable rate notes ranged from 2.66% to 3.66% with a weighted average stated rate of 3.28%. As of September 30, 2014, the fixed and variable rate loans have balances outstanding of $1.9 billion and $110.8 million, respectively, and are secured by 735 and 123 properties, respectively.

During the quarter ended September 30, 2014, the servicer of one such CMBS loan notified the Company that conditions exist under covenants contained in the loan agreement that permit the servicer to retain rents in excess of debt service requirements (“Excess Cash”) as additional deposited collateral beginning as of September 30, 2013. As of September 30, 2014, the Excess Cash amount is approximately $0.6 million per month. In the event the servicer requires the return of previously distributed Excess Cash, such funds would be classified as additional collateral deposits in restricted cash in the accompanying condensed consolidated balance sheet.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

As of September 30, 2014, certain borrowers were in default under the loan agreements relating to four separate CMBS loans where the collateral securing the respective loans was no longer generating sufficient revenue to pay the required debt service. Each defaulted borrower is a special purpose entity and the sole owner of the collateral securing the loan obligations. As of September 30, 2014, the aggregate principal balance under the defaulted CMBS loans was $74.0 million, which includes $1.0 million of interest capitalized to principal and $0.2 million of interest payable reflected in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Outstanding Principal	Restricted Cash (4)	Stated Rate		Default Rate		Accrued Interest
Drug Stores / Pharmacies	1	$1,040	$—	$1,227	$78	5.67%		9.67%		$30	(1)
Home Furnishings	1	3,331	36	16,732	3,537	6.88%		10.88%		807	(1)
Sporting Goods	1	3,397	—	4,067	609	5.52%		9.52%		161	(1)
Manufacturing	9	39,595	83	51,963	9,497	5.85%		9.85%		219	(2)
	12	$47,363	$119	$73,989	$13,721	6.06%	(3)	10.06%	(3)	$1,217

(1) Interest capitalized to principal
(2) Interest in accounts payable, accrued expenses and other liabilities
(3) Weighted average interest rate
(4) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance
Convertible Senior Notes
On May 20, 2014, the Company completed registered offerings of $402.5 million aggregate principal amount of 2.875% Convertible Notes due in 2019 and $345.0 million aggregate principal amount of 3.75% Convertible Notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2014. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021. The Company loaned the net proceeds from the Convertible Notes Offering to the Operating Partnership in exchange for promissory notes with substantially the same terms as the Convertible Notes.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of Spirit Realty Capital's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price). Earlier conversion may be triggered if shares of Spirit Realty Capital common stock trade higher than the established thresholds or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion option feature for each of the Convertible Notes. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying condensed consolidated balance sheets. The equity component of the conversion feature is recorded in additional paid-in-capital, net of financing costs. The discount will be amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of September 30, 2014, the unamortized discount was $53.7 million. The Company also incurred $19.6 million in deferred financing costs in connection with the Convertible Notes Offering. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Debt Extinguishment

Net proceeds raised from the concurrent registered Convertible Notes Offering and Common Stock Offerings in May 2014, were partially used to retire senior mortgage notes payable with an aggregate principal balance of $509.8 million, redeem $18.0 million of Old Notes that were not tendered in the Exchange Offer, and repay all amounts then drawn against the Credit Facility. The Company defeased approximately $488.7 million aggregate principal amount of senior mortgage indebtedness included in the total above. The defeased notes had contractual interest rates of 6.59% and upcoming maturities in 2016. During the third quarter of 2014, the Company recognized a $0.2 million gain on debt extinguishment resulting from a property sale, which was encumbered by CMBS debt assumed by the buyer. As a result of these transactions, the Company recognized a loss on extinguishment of debt of approximately $64.5 million during the nine months ended September 30, 2014.

Debt Maturities

As of September 30, 2014, scheduled debt maturities of the Company’s revolving credit facilities, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2014 (1)	$8,202	$103,750	$111,952
2015	31,783	245,782	277,565
2016	30,011	409,939	439,950
2017	28,331	829,778	858,109
2018	27,284	248,851	276,135
Thereafter	96,334	1,998,307	2,094,641
Total	$221,945	$3,836,407	$4,058,352
(1) The balloon payment balance in 2014 includes $74.0 million for the acceleration of principal payable following an event of default under four separate CMBS loans.
Balloon payments subsequent to 2018 are as follows: $452.0 million due in 2019, $288.0 million due in 2020, $554.8 million due in 2021, $351.4 million due in 2022, $352.1 million due in 2023.

The following table summarizes interest expense on the related borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense – revolving credit facilities	$538	$1,196	$2,358	$1,572
Interest expense – mortgages and notes payable	44,858	47,196	149,231	106,284
Interest expense – Convertible Notes	6,098	—	8,970	—
Interest expense – other	32	8	104	475
Amortization of deferred financing costs	1,787	2,327	4,084	12,457
Amortization of debt (premium)/discount	222	(341)	(821)	5,588
Total interest expense	$53,535	$50,386	$163,926	$126,376
Debt (premium)/discount net is amortized to interest expense using the effective interest method over the terms of the related notes. The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized deferred financing costs totaled $39.7 million and $23.8 million at September 30, 2014 and December 31, 2013, respectively, and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Note 6. Derivative and Hedging Activities
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value in the accompanying condensed consolidated balance sheets. Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Interest Rate	Effective Date	Maturity Date	September 30, 2014	December 31, 2013
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$10,879	4.62%	06/28/12	07/06/17	$(23)	$(42)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,708	5.75%	07/17/13	03/01/16	(215)	(326)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	(125)	(178)
Interest Rate Swaps(a)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(399)	(246)
						$(762)	$(792)
(a) Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate swaps	$237	$(320)	$(1,040)	$149

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Reclassified from AOCL into Operations	2014	2013	2014	2013
Interest expense	$(333)	$(120)	$(987)	$(309)
General and administrative expense	—	—	—	(22)

	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain or (Loss) Recognized in Operations on Derivatives	2014	2013	2014	2013
General and administrative expense	$5	$(22)	$2	$32
Approximately $1.1 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next 12 months. The Company does not enter into derivative contracts for speculative or trading purposes.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with counterparties it considers credit-worthy. As of September 30, 2014 and December 31, 2013, there were no termination events or events of default related to the interest rate swaps.

Note 7. Stockholders’ Equity

Issuance of Common Stock

In May 2014, the Company issued 26.5 million shares of common stock at a price of $10.69 per share, including 3.5 million shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After underwriting discounts and other offering costs paid by the Company, net proceeds totaled $271.2 million.

During the second quarter of 2014, the Company sold 1.6 million shares of its common stock at the weighted average share price of $10.70 under its ATM Program, for net proceeds of $16.3 million. No shares were sold under the ATM progam during the third quarter of 2014.

Treasury Shares

During the third quarter of 2014, portions of awards of restricted common stock granted to certain of the Company's officers and other employees vested. The vesting of these shares resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the incentive award plan (see Note 13), certain executive officers and employees elected to surrender 0.3 million shares valued at $2.9 million to pay some or all of the associated minimum statutory tax withholdings. The surrendered shares are held as treasury stock and included in stockholders' equity.
Dividends Declared
For the nine months ended September 30, 2014, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in thousands)
March 18, 2014	$0.16625	March 31, 2014	$61,629	April 15, 2014
June 16, 2014	$0.16625	June 30, 2014	$66,299	July 15, 2014
September 16, 2014	$0.16625	September 30, 2014	$66,259	October 15, 2014

(1) Excludes estimated forfeitures for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying condensed consolidated statements of operations.
The dividend declared on September 16, 2014 was paid on October 15, 2014 and is included in accounts payable, accrued expenses and other liabilities as of September 30, 2014.

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
As of September 30, 2014, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of September 30, 2014, the Company had commitments totaling $95.8 million, of which $93.4 million relates to future acquisitions and the remainder to fund improvements on properties the Company currently owns. The Company expects $94.4 million of these commitments will be funded by December 31, 2014. In addition, the Company is

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Derivatives:
Interest rate swaps financial liabilities	$(762)	$—	$(762)	$—
December 31, 2013
Derivatives:
Interest rate swaps financial liabilities	$(792)	$—	$(792)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 of the fair value hierarchy.
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
September 30, 2014
Long-lived assets held and used	$38,270	$—	$—	$—	$38,270	$(21,474)
Lease intangible assets	720	—	—	—	720	(5,546)
Long-lived assets held for sale	31,018	(9,264)	—	—	40,282	(15,041)
						$(42,061)
December 31, 2013
Lease intangible assets	$—	$—	$—	$—	$—	$(182)
Long-lived assets held for sale	11,198	(26,832)	—	—	38,030	(7,134)
						$(7,316)
(1) Impairment charges are presented for the nine months ended September 30, 2014 and for the year ended December 31, 2013.
The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2014 and December 31, 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at fair value on the accompanying condensed consolidated balance sheets.
The estimated fair values of the fixed-rate mortgage and other loans receivable, revolving credit facilities, fixed-rate mortgages and notes payable and Convertible Notes have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These financial instruments were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics, which are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$111,409	$118,044	$117,721	$131,587
Revolving credit facilities	125,436	125,334	35,120	34,911
Mortgages and notes payable, net	3,188,547	3,359,620	3,743,098	3,892,621
Convertible Notes, net (1)	693,845	728,013	—	—
(1) The carrying amount of the Convertible Notes is net of an embedded conversion premium totaling $53.7 million.

Note 10. Significant Credit and Revenue Concentration

As of September 30, 2014 and December 31, 2013, the Company’s real estate investments are leased to 421 and 377 tenants, respectively, that engage in retail, service and distribution activities across various industries throughout the United States. Shopko Stores/Shopko Hometown (“Shopko”), operates in the general merchandise industry and is the Company’s largest tenant as a percentage of total revenue. Total revenues from Shopko for the three months ended September 30, 2014 and 2013, contributed 14.3% and 14.4% of the Company's total revenues (from both continuing and discontinued operations), respectively. No other tenant contributed 10% or more of the Company’s total revenues during any of the periods presented. As of September 30, 2014 and December 31, 2013, the properties that are operated by Shopko represent approximately 13.5% and 14.4%, respectively, of the Company’s total investment portfolio.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, of these properties will continue to be reclassified to discontinued operations. The results of discontinued operations for the three and nine months ended September 30, 2014 and 2013, are summarized below (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rent	$300	$2,811	$917	$7,261
Non-cash rent	27	141	—	16
Other	3	306	2,953	313
Total revenues	330	3,258	3,870	7,590
Expenses:
General and administrative	1	(11)	13	5
Property costs	41	424	236	763
Interest	—	47	—	241
Depreciation and amortization	—	864	—	3,454
Impairments	—	1,963	—	5,853
Total expenses	42	3,287	249	10,316
Gain (loss) from discontinued operations before other income	288	(29)	3,621	(2,726)
Other income:
Gain on debt extinguishment	—	—	—	1,028
Other	—	23	—	68
Total other income	—	23	—	1,096
Income (loss) from discontinued operations	288	(6)	3,621	(1,630)
Gain on dispositions of assets	403	1,237	488	1,226
Total discontinued operations	$691	$1,231	$4,109	$(404)
Number of properties disposed of during period (a)	1	7	6	17

(a) During the nine months ended September 30, 2014, 19 properties were sold, but only six of them were held for sale at December 31, 2013 and not subject to early adoption of ASU 2014-08 and are recorded as discontinued operations.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Note 12. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	(in thousands)
Distributions declared and unpaid	$(66,259)	$(50,194)
Real estate properties acquired under 1031 exchange	26,677	—
Real estate properties sold under 1031 exchange	(5,893)	—
Gross equity component of Convertible Notes	(56,740)	—
Net assets acquired in Merger in exchange for common stock	—	1,735,682
Common stock registered in exchange for net assets acquired	—	(2,025,736)
Reduction of debt included in consideration on sale of certain real estate properties	5,001	149,156
Reduction of debt, net of assets surrendered to lender	—	1,069
Accrued interest capitalized to principal (1)	997	—
Accrued performance share dividend rights	(420)	(73)
Accrued deferred financing costs	—	(1,057)
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
Note 13. Incentive Award Plan and Stock Option Plan
Under the Company’s Incentive Award Plan (the “Plan”), the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. As of September 30, 2014, 2.5 million shares remained available for award under the Plan.
Restricted Shares of Common Stock
During the nine months ended September 30, 2014, the Company granted 0.4 million shares under the Plan to certain named executive officers and employees. The Company recorded $4.0 million in deferred compensation associated with these grants. As of September 30, 2014, there were approximately 1.3 million non-vested restricted shares outstanding.
Performance Share Awards
During the nine months ended September 30, 2014, in connection with the 2014 bonus program, the Compensation Committee of the Board of Directors approved an initial target grant of 242,883 performance shares to the named executive officers of the Company. The performance period of this grant runs from January 1, 2014 through December 31, 2016. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of total shareholder return of the Company compared to a specified peer group of companies during the performance period. In addition, final shares issued under each performance share award entitle its holder to a cash payment equal to the aggregate dividends that would have been outstanding on each dividend record date over the performance period as if they had been issued and outstanding on those dates. Based on the grant date fair value, the Company expects to recognize $3.3 million in compensation expense on a straight-line basis over the requisite service period associated with this grant.
As of September 30, 2014, under each separate annual performance award, the Company's total shareholder return compared to the specified peer group during the performance periods would have resulted in the release of 1.5 million

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

shares, in the aggregate. In addition, approximately $0.6 million in dividend rights have been accrued. The projected shares to be released are not considered issued under the Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.
Stock compensation
For the three and nine months ended September 30, 2014, the Company recognized $3.0 million and $8.5 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, the Company recognized $2.8 million and $6.9 million, respectively, in stock-based compensation expense.
As of September 30, 2014 and December 31, 2013, the remaining unamortized stock-based compensation expense, including amounts relating to the performance awards, totaled $14.7 million and $15.6 million, respectively, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2014
(Unaudited)

Note 14. Income Per Share
Income per share has been computed using the two-class method. Income per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations and net income attributable to common stockholders in the computation of income per share for each. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted income per share (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted income (loss):
Income (loss) from continuing operations	$5,728	$(23,139)	$(73,704)	$(41,505)
Gain on dispositions of assets	1,251	—	1,683	—
Less: income attributable to unvested restricted stock	(215)	(303)	(882)	(1,001)
Income (loss) used in basic and diluted income (loss) per share from continuing operations	6,764	(23,442)	(72,903)	(42,506)
Income (loss) from discontinued operations	691	1,231	4,109	(404)
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$7,455	$(22,211)	$(68,794)	$(42,910)

Basic and diluted weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	398,799,661	331,946,412	384,485,286	219,005,588
Less: unvested weighted average shares of restricted stock	(1,992,005)	(2,418,538)	(1,959,672)	(2,256,210)
Weighted average number of shares outstanding used in basic income (loss) per share	396,807,656	329,527,874	382,525,614	216,749,378

Dilutive weighted average shares of common stock (a)
Unvested performance shares	800,717	—	—	—
Stock options	5,210	—	—	—
Weighted average number of shares of common stock used in dilutive income (loss) per share	397,613,583	329,527,874	382,525,614	216,749,378

Potentially dilutive shares of common stock
Unvested shares of restricted stock	761,523	607,505	787,546	761,617
Unvested performance shares	—	94,711	736,104	31,917
Stock options	—	—	5,033	—
Total	761,523	702,216	1,528,683	793,534
(a) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Company intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the exchange note holders entirely in cash. As the Company intends to settle the principal amount of the Convertible Notes in cash, the "if-converted" method does not apply and the treasury stock method is being used. As the Company's stock price is below the conversion price, there are no potentially dilutive shares associated with the Convertible Notes.

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

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

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
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”). Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
We generate our revenue primarily by leasing our properties to our tenants. As of September 30, 2014, our undepreciated gross investment in real estate and loans totaled approximately $7.71 billion, representing investment in 2,408 properties, including properties securing our mortgage loans. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 2,263 properties, and the remaining 1.4% consisted of commercial mortgage and equipment loans receivable secured by 145 properties or related assets. As of September 30, 2014, our owned properties were approximately 98.2% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual contractual rent) of approximately 10.2 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of September 30, 2014, approximately 87% of our single-tenant properties (based on annual rent) provided for increases in future annual base contractual rent.

2014 Highlights
For the third quarter ended September 30, 2014, Spirit Realty Capital:

•	Recognized revenues of $152.3 million, an 11.3% increase over the revenues reported in the third quarter of 2013.

•	Generated Adjusted Funds from Operations (AFFO) of $0.21 per share, Funds from Operations (FFO) of $0.20 per share, and net income of $0.02 per share.

•
Closed 19 real estate transactions and invested $206.7 million (including $0.5 million in follow on investments in existing properties) which added 51 properties to our portfolio, earning an initial cash yield of approximately 7.48% under leases with an average remaining term of 14.3 years.

•	Declared cash dividends for the third quarter of $0.16625 per share, which equates to an annualized dividend of $0.665 per share.

•	Maintained essentially full occupancy at 98%.

For the nine months ended September 30, 2014:

•	Generated revenues of $448.1 million, a 60.0% increase over the first nine months of 2013.

•	Generated AFFO of $0.61 per share, FFO of $0.41 per share and net loss of $0.18 per share.

•
Invested $572.2 million (including $2.4 million in follow on investments in existing properties) with an initial cash yield of 7.66% and an average remaining lease term of 15.1 years. Added 241 properties to our portfolio through new investments.

•	Strengthened the balance sheet and acquisition capacity by:

◦	Issuing $402.5 million of 2.875% Convertible Senior Notes due 2019 and $345.0 million of 3.75% Convertible Senior Notes due 2021, resulting in net proceeds of approximately $726.2 million.

◦	Completing a secondary offering of 26,450,000 shares of common stock, resulting in net proceeds of approximately $271.2 million.

◦	Establishing an at-the-market ("ATM") program allowing for the periodic issuance of its common stock which raised $16.3 million of net proceeds on 1.6 million shares sold.

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

Factors that May Influence Our Operating Results
Rental Revenue
Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 87% of our single-tenant properties contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year. As of September 30, 2014, 98.2% of our owned properties (based on number of properties) were occupied.
For the three months ended September 30, 2014, Shopko contributed 14.3% of our total revenue. Walgreen Company (“Walgreens”), our next largest tenant, contributed 3.9% of our total revenue for the three months ended September 30, 2014. Because a significant portion of our revenues are derived from rental revenues received from Shopko and Walgreens, defaults, breaches or delay in payment of rent by these tenants may materially and adversely affect us.
Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of September 30, 2014 was 10.2 years (based on annual rent). Approximately 9.9% of our leases (based on annual rent) as of September 30, 2014 will expire prior to January 1, 2018. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.
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
Our Triple-Net Leases
We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. As of September 30, 2014, approximately 86% of our single tenant properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. These types of leases comprise a small portion of our portfolio and historically have not resulted in significant costs to us; however, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 44.0% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none” basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.

Interest Expense
As of September 30, 2014, we had an approximately $4.1 billion principal balance outstanding of largely secured, fixed-rate mortgage notes payable, Convertible Notes and borrowings under our revolving credit facilities. As of September 30, 2014, the weighted average stated interest rate on our fixed and variable-rate debt, excluding non-utilization fees, the amortization of deferred financing costs and debt discounts/premiums, was approximately 5.06%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of 26 mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.55% on a significant portion of this variable rate debt. We amortize the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest method over the terms of the related notes. For the nine months ended September 30, 2014, non-cash interest expense recognized on our revolving credit facilities, mortgages and notes payable and Convertible Notes totaled approximately $3.4 million and our non-utilization fee on our Credit Facility was $0.9 million. Any changes to our debt structure, including borrowings under the $400.0 million Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases.
General and Administrative Expenses
General and administrative expenses include employee compensation costs, professional fees, consulting, portfolio servicing costs and other general and administrative expenses.
Transaction Costs
As we acquire properties, we may incur transaction costs that we may be required to expense. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities based on their estimated fair values and acquisition costs are expensed as incurred. For properties acquired in connection with a sale leaseback, transaction costs are capitalized and amortized over the remaining useful life of the assets acquired. As a result, acquisition transaction costs may vary between periods depending on the nature of the acquisition.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended September 30,
	2014	2013	Change	%
	(In Thousands)
Revenues:
Rentals	$145,591	$131,526	$14,065	10.7%
Interest income on loans receivable	1,805	1,796	9	0.5%
Earned income from direct financing leases	837	708	129	18.2%
Tenant reimbursement income	3,308	2,316	992	42.8%
Interest income and other	754	501	253	50.5%
Total revenues	152,295	136,847	15,448	11.3%
Expenses:
General and administrative	11,995	9,946	2,049	20.6%
Finance restructuring costs	(11)	—	(11)	NM
Merger costs	—	45,071	(45,071)	(100.0)%
Property costs	5,357	5,067	290	5.7%
Real estate acquisition costs	865	470	395	84.0%
Interest	53,535	50,386	3,149	6.2%
Depreciation and amortization	62,069	48,243	13,826	28.7%
Impairments	12,727	—	12,727	100.0%
Total expenses	146,537	159,183	(12,646)	(7.9)%
Income (loss) from continuing operations before other income (expense) and income tax expense	5,758	(22,336)	28,094	125.8%
Other income
Gain on debt extinguishment	212	—	212	100.0%
Total other income	212	—	212	100.0%
Income (loss) from continuing operations before income tax expense	5,970	(22,336)	28,306	126.7%
Income tax expense	242	803	(561)	(69.9)%
Income (loss) from continuing operations	$5,728	$(23,139)	$28,867	124.8%

Gain on dispositions of assets	$1,251	$—	$1,251	100.0%
Total Revenues
For the three months ended September 30, 2014, approximately 95.6% of our total revenues were attributable to long-term leases. Total revenue increased by $15.4 million to $152.3 million for the three months ended September 30, 2014 as compared to $136.8 million for same period in 2013. The increase in revenue was due primarily to an increase in base rental revenue due to the acquisition of 355 properties, representing an investment in real estate of $815.3 million, during the 12 month period ended September 30, 2014. The increase in revenue during the three months ended September 30, 2014, was further supplemented by a full quarter of revenues generated by properties and mortgage loans acquired in the Merger on July 17, 2013. This current period increase was offset by $10.9 million of previously unrecognized straight-line rent recorded during the prior period.

Rentals
Rental revenue increased by $14.1 million to $145.6 million for the three months ended September 30, 2014 as compared to $131.5 million for the same period in 2013. The increase was primarily attributable to an investment in real estate of $815.3 million, during the twelve months ended September 30, 2014. Non-cash rentals for the three months ended September 30, 2014 and 2013 were $5.1 million and $14.7 million, respectively. These amounts represent approximately 3.5% and 11.1% of total rental revenue from continuing operations for each of the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2013, the Company recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance. This change of estimate during the prior period partially offset the increase in rental revenues generated from our acquisition volume over the last 12 months. Contractual rent escalations subsequent to September 30, 2013 also contributed to the increase.

As of September 30, 2014, 98.2% of our owned properties were occupied (based on number of properties). The majority of our nonperforming leases were in the restaurant industry. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. As of September 30, 2014, 40 of our properties representing approximately 1.8% of our owned properties were vacant and not generating rent compared to 18 vacant properties, representing 0.9% of our owned properties, as of September 30, 2013. The increase in the number of vacant properties is primarily attributable to the bankruptcy of two tenants under two master leases comprising 19 properties within the restaurant and manufacturing industries. Seven of our vacant properties were held for sale as of September 30, 2014.
Interest income on loans receivable and other income
Interest income on loans receivable remained stable at $1.8 million during the comparable three months ended September 30, 2014 and 2013, respectively. Following the close of the Merger in July 2013, there have been no significant changes to the composition of financed properties within our portfolio.
All of our leased properties accounted for as direct financing leases were acquired in our Merger. The $0.1 million increase in earned income to $0.8 million for the three months ended September 30, 2014, is primarily attributable to the recognition of lower earned income during the stub period following the close of the Merger on July 17, 2013 for the quarter ended September 30, 2013.
As part of the Merger, the Company acquired a number of non-triple-net leases that require the tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the three months ended September 30, 2014 of $3.3 million are offset by expenses recorded under property costs in the accompanying condensed consolidated statements of operations. Tenant reimbursement income during the three months ended September 30, 2013, was $2.3 million and reflects income recognized only for the period subsequent to the Merger effective date on July 17, 2013.
Total Expenses
General and administrative
General and administrative expenses increased $2.0 million to $12.0 million for the three months ended September 30, 2014, as compared to $9.9 million for the same period in 2013. During the three months ended September 30, 2014, $1.7 million of common area maintenance ("CAM") receivables acquired in the Merger were deemed uncollectible and written off to bad debt expense. Also contributing to the increase during the three months ended September 30, 2014, the Company incurred higher compensation and related benefits of $0.6 million due primarily to the hiring of additional personnel in connection with the Merger and servicing our expanded portfolio. Professional fees for accounting, tax, audit and consulting were higher by $0.5 million. These increases were offset by $0.8 million in lower filing fees and franchise taxes in the current period.

Merger costs
In connection with the Merger in 2013, the Company incurred Merger costs of approximately $45.1 million for the three months ended September 30, 2013. These costs include legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the same period in 2014.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger included the acquisition of a number of single and double-net leases that require the Company to initially incur certain property costs, which are billed back and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased $0.3 million to $5.4 million for the three months ended September 30, 2014, as compared to $5.1 million for the same period in 2013. The majority of these costs are reimbursable, before any allowance, associated with non-triple-net leases. Higher property costs, including non-reimbursable property costs, are primarily attributable to real estate taxes, legal fees and repair and maintenance costs associated with managing the expanded portfolio and the increase in vacant properties over the comparable period.
Interest
Interest expense increased by $3.1 million to $53.5 million for the three months ended September 30, 2014, as compared to $50.4 million for the same period in 2013. The increase in interest expense was due primarily to the increase in total indebtedness of $454.3 million between the comparable periods. The increase of debt included our$747.5 million second quarter 2014 Convertible Notes offering and $330.0 million December 2013 net-lease mortgage notes offering. These increases were offset by repayments under mortgages and notes payable during the twelve months ended September 30, 2014 including $509.8 million of debt retired in the second quarter of 2014 using proceeds raised from the Convertible Notes offering.
The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended
	September 30,
	2014	2013
	(In Thousands)
Interest expense – revolving credit facilities (1)	$538	$1,196
Interest expense – mortgages and notes payable	44,858	47,196
Interest expense – Convertible Notes	6,098	—
Interest expense – other	32	8
Amortization of deferred financing costs	1,787	2,327
Amortization of debt (premium) discount	222	(341)
Total interest expense	$53,535	$50,386
(1) Includes interest expense associated non-utilization fees of approximately $0.4 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $13.8 million to $62.1 million for the three months ended September 30, 2014 as compared to $48.2 million for the same period in 2013. Of the total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to non-merger acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended
	September 30,
	2014	2013
	(In Thousands)
Depreciation of real estate assets	$48,869	$37,267
Other depreciation	95	42
Amortization of lease intangibles	13,105	10,934
Total depreciation and amortization	$62,069	$48,243

Impairment

During the three months ended September 30, 2014, we recorded impairment losses of $12.7 million. These charges included $6.8 million on the impairment of seven properties that were held for sale, including one non-core multi-tenant property, $1.9 million of lease intangible write-offs following lease terminations and $4.0 million of impairment on two underperforming properties which were in the home furnishings and pharmaceutical industries. As of January 1, 2014, as a result of our adoption of ASU 2014-8 (see Note 2), impairment losses incurred on properties classified as held for sale will be prospectively reported in continuing operations. In reporting periods prior to January 1, 2014, impairment losses incurred on properties that were held for sale continue to be reflected in discontinued operations during those periods.

Other income

During the three months ended September 30, 2014, we recorded a gain on debt extinguishment of $0.2 million recorded in other income. The gain resulted from a property sale, which was encumbered by CMBS debt assumed by the buyer. No such items were recognized during the same period in 2013.

Income tax expense
Income tax expense decreased $0.6 million to $0.2 million for the three months ended September 30, 2014, as compared to $0.8 million for the same period in 2013.  The decrease was primarily attributable to the deferred state tax expense recognized in 2013 from our Merger and was not required in 2014.

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
We recognized income from discontinued operations of $0.7 million and $1.2 million for three months ended September 30, 2014 and 2013, respectively. Non-cash impairment charges included in income from discontinued operations for the three months ended September 30, 2013 were $2.0 million. No such charges were incurred during the same period in 2014.

Gain on dispositions of assets
During the three months ended September 30, 2014, we recorded gains totaling $1.3 million from continuing operations on the disposition of certain real estate assets. These losses relate to disposed properties that did not qualify for discontinued operations under the guidance set forth in ASU 2014-08. Previous to the adoption of ASU 2014-08, which was applied on a prospective basis beginning January 1, 2014, these losses would have been recorded as a part of discontinued operations.
Results of Operations
Comparison of the Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Nine Months Ended September 30,
	2014	2013	Change	%
	(In Thousands)
Revenues:
Rentals	$426,212	$271,352	$154,860	57.1%
Interest income on loans receivable	5,463	4,037	1,426	35.3%
Earned income from direct financing leases	2,521	708	1,813	256.1%
Tenant reimbursement income	9,548	2,316	7,232	312.3%
Interest income and other	4,312	1,816	2,496	137.4%
Total revenues	448,056	280,229	167,827	59.9%
Expenses:
General and administrative	33,496	26,064	7,432	28.5%
Finance restructuring costs	13,022	—	13,022	100.0%
Merger costs	—	56,629	(56,629)	(100.0)%
Property costs	17,215	6,334	10,881	171.8%
Real estate acquisition costs	2,372	688	1,684	244.8%
Interest	163,926	126,376	37,550	29.7%
Depreciation and amortization	184,586	104,882	79,704	76.0%
Impairments (recoveries)	42,061	(185)	42,246	NM
Total expenses	456,678	320,788	135,890	42.4%
Loss from continuing operations before other expense and income tax expense	(8,622)	(40,559)	31,937	78.7%
Other expense
Loss on debt extinguishment	(64,496)	—	(64,496)	(100.0)%
Total other expense	(64,496)	—	(64,496)	(100.0)%
Loss from continuing operations before income tax expense	(73,118)	(40,559)	(32,559)	(80.3)%
Income tax expense	586	946	(360)	(38.1)%
Loss from continuing operations	$(73,704)	$(41,505)	$(32,199)	(77.6)%

Gain on dispositions of assets	$1,683	$—	$1,683	100%
Revenues
For the nine months ended September 30, 2014, approximately 95.1% of our total revenues were attributable to long-term leases. Total revenue increased by $167.8 million to $448.1 million for the nine months ended September 30, 2014 as compared to $280.2 million for same period in 2013. The increase in revenue was due primarily to $136.7 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $815.3 million of non-merger real estate acquisitions subsequent to September 30, 2013. The increased revenue for the nine months ended September 30, 2014, was offset by $10.9 million of previously unrecognized straight-line rent recorded in the third quarter of 2013.

Rentals
Rental revenue increased by $154.9 million to $426.2 million for the nine months ended September 30, 2014 as compared to $271.4 million for the same period in 2013. The increase was primarily attributable to $123.1 million of rental income generated from properties acquired in the the Merger. Additionally, during the twelve months ended September 30, 2014, we acquired 355 properties with a gross investment value of $815.3 million, which contributed to the rental increase. During the third quarter ended September 30, 2013, the Company recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance. This change of estimate during the prior period partially offset the increase in rental revenues generated from the properties we acquired over the last 12 months.
Non-cash rentals for the nine months ended September 30, 2014 and 2013 were $14.8 million and $15.9 million, respectively, representing approximately 3.5% and 5.9% of total rental revenue from continuing operations for each of the nine months ended September 30, 2014 and 2013, respectively. The change in estimate to straight-line rent during 2013 resulted in higher non-cash revenue in the prior year compared to the nine months ended September 30, 2014.

As of September 30, 2014, 98.2% of our owned properties were occupied (based on number of properties). The majority of our nonperforming leases were in the restaurant industry. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to selectively dispose of in an effort to mitigate risks in the portfolio. As of September 30, 2014, 40 properties representing approximately 1.8% of our owned properties were vacant and not generating rent compared to 18 vacant properties, representing 0.9% of our owned properties, as of September 30, 2013. The increase in the number of vacant properties is primarily attributable to the bankruptcy of two tenants under two master leases comprising 19 properties within the restaurant and manufacturing industries. Seven of our vacant properties were held for sale as of September 30, 2014.
Interest income on loans receivable and other income
Interest income on loans receivable increased by $1.4 million to $5.5 million for the nine months ended September 30, 2014 as compared to $4.0 million for the same period in 2013. The increase was attributable to $3.3 million of additional income from loans receivable acquired in the Merger, which was partially offset by the decrease in income related to the prepayment of three notes as well as scheduled maturities and amortization subsequent to September 30, 2013.
In connection with the Merger, the Company acquired a number of properties accounted for as direct financing leases which generated earned income of $2.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, these properties were in our portfolio for less than a full quarter and generated earned income of $0.7 million.
As part of the Merger, the Company acquired a number of non-triple-net leases that require the tenants to reimburse the Company for certain property costs the Company incurs. The revenues recorded for the nine months ended September 30, 2014 of $9.5 million are offset by expenses recorded under property costs in the accompanying condensed consolidated statements of operations. Tenant reimbursement income during the nine months ended September 30, 2013, was $2.3 million and reflects income recognized only for the period subsequent to the Merger effective date on July 17, 2013.
Interest income and other contributed $4.3 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily attributable to income of $2.7 million from a legal settlement associated with the resolution of a dispute with a tenant during 2014. During the same period in 2013, $0.9 million was attributable to a lease termination fee received from a tenant.

Expenses
General and administrative

General and administrative expenses increased $7.4 million to $33.5 million for the nine months ended September 30, 2014, as compared to $26.1 million for the same period in 2013. During the nine months ended September 30, 2014, the Company incurred higher compensation and related benefits of $4.2 million due primarily to higher non-cash stock compensation of $1.9 million and $1.6 million in higher wages due to hiring additional personnel in connection with the Merger and servicing our expanded portfolio. Professional fees for accounting, tax audit and consulting and other outside services increased $2.4 million during 2014 primarily due to higher costs incurred for compliance and consulting fees resulting from the integration of the net assets acquired in the Merger. In addition, during the nine months ended September 30, 2014, $1.7 million of CAM receivables acquired in the Merger were deemed uncollectible and written off to bad debt expense.

Finance restructuring costs

In connection with the Exchange Offer, the Company incurred costs of approximately $13.0 million during the nine months ended September 30, 2014, which include legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the same period in 2013.

Merger costs
In connection with the Merger, the Company incurred merger costs of approximately $56.6 million for the nine months ended September 30, 2013, which include legal, accounting and financial advisory services, and other third-party expenses. Additional Merger related costs of $10.1 million, arising from amortization of financing commitments obtained for the Merger, are reported in interest. No such costs were incurred during the same period in 2014.
Property costs
Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, historically, we were generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The Merger resulted in the acquisition of a limited number of single and double-net leases that require the Company to initially incur certain expenses which are billed back and subsequently received from the tenants, subject to certain caps and other limitations as provided in the leases. Property costs increased $10.9 million to $17.2 million for the nine months ended September 30, 2014, as compared to $6.3 million for the same period in 2013. $10.5 million of the increase is attributable to reimbursable costs, before any allowance, associated with acquired non-triple-net leases. The remaining increase is primarily attributable to higher insurance premiums, legal fees, and repair and maintenance costs associated with managing the expanded portfolio.

Interest
Interest expense increased by $37.6 million to $163.9 million for the nine months ended September 30, 2014, as compared to $126.4 million for the same period in 2013. The increase in interest expense was primarily due to the assumption of debt of $1.8 billion in connection with our Merger on July 17, 2013. The majority of the nine months in 2013 did not have the Merger debt. Additionally, interest expense increased as a result of our $747.5 million second quarter 2014 Convertible Notes Offering and $330.0 million December 2013 net-lease mortgage notes offering. These increases were offset by repayments under mortgages and notes payable during the twelve months ended September 30, 2014 including $509.8 million of debt retired in the second quarter of 2014 using proceeds raised from the Convertible Notes Offering.
The following table summarizes our interest expense and related borrowings from continuing operations:

	Nine Months Ended
	September 30,
	2014	2013
	(In Thousands)
Interest expense – revolving credit facilities (1)	$2,358	$1,572
Interest expense – mortgages and notes payable	149,231	106,284
Interest expense – Convertible Notes	8,970	—
Interest expense – other	104	475
Amortization of deferred financing costs	4,084	12,457
Amortization of debt (premium) discount	(821)	5,588
Total interest expense	$163,926	$126,376
(1) Includes interest expense associated with non-utilization fees fees of approximately $0.9 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $79.7 million to $184.6 million for the nine months ended September 30, 2014 as compared to $104.9 million for the same period in 2013. Of the total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to non-merger acquisitions. The following table summarizes our depreciation and amortization expense from continuing operations:

	Nine Months Ended
	September 30,
	2014	2013
	(In Thousands)
Depreciation of real estate assets	$144,263	$85,008
Other depreciation	283	99
Amortization of lease intangibles	40,040	19,775
Total depreciation and amortization	$184,586	$104,882

Impairment

During the nine months ended September 30, 2014, we recorded impairment losses of $42.1 million. These charges included $14.9 million on the impairment of 10 properties that were held for sale, including two non-core multi-tenant properties, $4.5 million of lease intangible write-offs following lease terminations and $22.7 million of impairment on 12 properties which were underperforming. Of the 12 underperforming properties, seven were in the manufacturing industry relating to one original tenant, three were in the quick service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry. As of January 1, 2014, as a result of our adoption of ASU 2014-8 (see Note 2), impairment losses incurred on properties classified as held for sale will be prospectively reported in continuing operations. In reporting periods prior to January 1, 2014, impairment losses incurred on properties that were held for sale continue to be reflected in discontinued operations during those periods.

Other expense

During the nine months ended September 30, 2014, we recorded a loss on debt extinguishment of $64.5 million which is recorded in other expense. The loss on debt extinguishment primarily related to the retirement of certain senior mortgage notes payable with an aggregate principal balance of $509.8 million and the redemption of $18.0 million of net-lease mortgage notes which were not tendered in connection with the Exchange Offer. The debt that was extinguished had a weighted average interest rate of 6.54% and remaining term of 25 months. We used proceeds from our recent Convertible Notes Offering, with a weighted average stated interest rate of 3.30%, to fund the extinguishment. No such items were recognized during the same period in 2013.

Income tax expense
Income tax expense decreased $0.3 million to $0.6 million for the for the nine months ended September 30, 2014, as compared to $0.9 million for the same period in 2013. The decrease was primarily attributable to the deferred state tax expense recognized in 2013 from our Merger and was not required in 2014.

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
We recognized income from discontinued operations of $4.1 million for nine months ended September 30, 2014 as compared to a loss of $0.4 million for the same period in 2013. For the nine months ended September 30, 2014, $2.9 million of income was attributable to the receipt of a lease termination fee related to a property that was sold and $0.5 in gains from the disposition of assets. During the nine months ended September 30, 2013, the operating loss from discontinued operations included non-cash impairment charges of $5.9 million, gains of $1.2 million from the disposition of assets and $1.0 million in gains from debt extinguishment.
Gain on dispositions of assets
During the nine months ended September 30, 2014, we recorded gains totaling $1.7 million from continuing operations on the disposition of certain real estate assets. These gains relate to disposed properties that did not qualify for discontinued operations under the guidance set forth in ASU 2014-08. Previous to the adoption of ASU 2014-08, which was applied on a prospective basis beginning January 1, 2014, these gains would have been recorded as a part of discontinued operations.

Property Portfolio Information
Our diverse real estate portfolio at September 30, 2014 consisted of 2,263 owned properties:

•	leased to approximately 421 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only 3 states contributing 5% or more of our annual rent;

•	operating in 27 different industries;

•	with an occupancy rate of 98.2%; and

•	with a weighted average remaining lease term of 10.2 years.
The following tables present the diversity of our portfolio.
Diversification By Tenant
The following table lists the top 10 tenants of our owned real estate properties as of September 30, 2014:

Tenant (2)	Number of Properties	Total Square Footage (in thousands)	Percent of Total Revenue (1)
Shopko Stores/Shopko Hometown (Shopko)	181	13,502	14.3%
Walgreen Company	69	995	3.9
84 Properties, LLC	109	4,118	3.2
Cajun Global LLC (Church's Chicken)	201	257	2.4
Academy Sports + Outdoors	9	1,985	2.1
Alimentation Couche-Tard, Inc. (Circle K)	83	251	2.0
CVS Caremark	37	414	1.6
CarMax, Inc.	9	368	1.4
Carmike Cinemas, Inc.	12	590	1.3
Rite Aid Corp	30	357	1.3
Other	1,523	33,351	66.5
Total	2,263	56,188	100.0%

(1) Total revenue for the quarter ended September 30, 2014.
(2) Tenants represent legal entities with whom we have lease agreements. Other tenants may operate certain of the same business concepts set forth above, but represent separate legal entities.

Diversification By Industry
The following table sets forth information regarding the diversification of the tenants leasing our owned real estate properties among different industries as of September 30, 2014:

Industry	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
General Merchandise	218	14,718	16.3%
Restaurants - Casual Dining	341	2,149	9.3
Restaurants - Quick Service	547	1,478	7.6
Drug Stores / Pharmacies	135	2,212	7.0
Building Materials	177	5,750	5.7
Convenience Stores / Car Washes	180	675	5.6
Movie Theaters	34	1,782	4.3
Medical / Other Office	97	1,010	3.8
Distribution	16	3,983	3.7
Automotive Parts and Service	150	1,012	3.3
Grocery	53	2,180	3.0
Apparel	13	2,409	2.9
Manufacturing	27	4,360	2.8
Education	41	1,079	2.7
Home Furnishings	29	1,533	2.7
Sporting Goods	25	1,339	2.4
Home Improvement	13	1,787	2.4
Health and Fitness	21	841	2.3
Automotive Dealers	20	764	2.2
Entertainment	10	661	1.9
Specialty Retail	23	870	1.7
Consumer Electronics	13	1,018	1.5
Pet Supplies and Services	4	949	1.0
Office Supplies	20	439	1.0
Financial Services	5	283	*
Wholesale Clubs	3	355	*
Dollar Stores	41	449	*
Other	7	103	*
Total	2,263	56,188	100.0%

* Less than 1%
(1) Total rental revenue for the month ended September 30, 2014 for properties owned at September 30, 2014.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of September 30, 2014:

Asset Type	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
Retail	2,068	42,457	84.5%
Industrial	80	11,548	9.3
Office	115	2,183	6.2
Total	2,263	56,188	100.0%

(1) Total rental revenue for the month ended September 30, 2014 for properties owned at September 30, 2014.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of September 30, 2014:

State	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
Texas	272	6,240	12.6%
Illinois	124	3,677	6.7
Wisconsin	64	5,051	5.8
Georgia	157	1,555	4.9
Florida	125	2,107	4.5
Ohio	124	2,120	4.3
Minnesota	51	1,653	2.9
Michigan	76	2,239	2.9
California	30	916	2.9
Tennessee	115	1,746	2.8
Missouri	70	1,232	2.7
Indiana	73	1,337	2.7
North Carolina	65	1,508	2.6
Alabama	102	809	2.5
Nebraska	21	1,972	2.5
South Carolina	46	1,017	2.5
Pennsylvania	66	1,640	2.3
Arizona	51	808	2.2
Kansas	38	961	2.1
Virginia	45	1,501	2.0
Utah	16	1,494	1.6
Colorado	26	710	1.6
Massachusetts	8	1,390	1.5
Idaho	15	1,196	1.5
Oklahoma	50	518	1.5
Nevada	5	1,064	1.5

State	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
New York	44	938	1.4
Kentucky	45	952	1.3
New Mexico	33	330	1.3
Iowa	38	728	1.2
Washington	14	841	1.2
New Hampshire	17	930	1.0
Oregon	9	355	1.0
Arkansas	32	609	*
Louisiana	30	315	*
Mississippi	34	410	*
South Dakota	11	522	*
New Jersey	13	463	*
Maryland	22	409	*
Montana	7	512	*
West Virginia	28	568	*
North Dakota	5	250	*
Maine	26	79	*
Rhode Island	4	128	*
Wyoming	8	151	*
Delaware	3	86	*
Vermont	2	42	*
Virgin Islands	1	38	*
Connecticut	1	21	*
Alaska	1	50	*
Total	2,263	56,188	100.0%

* Less than 1%
(1) Total rental revenue for the month ended September 30, 2014 for properties owned at September 30, 2014.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2014. As of September 30, 2014, the weighted average remaining non-cancelable initial term of our leases (based on annual rent) was 10.2 years. The information set forth in the table excludes the impact of tenant renewal options and early termination rights:

Leases Expiring In:	Number of Properties	Total Square Footage (in thousands)	Expiring Annual Rent (in thousands) (1)	Percent of Total Expiring Annual Rent
Remainder of 2014	36	1,226	$3,117	0.5%
2015	37	1,279	12,944	2.2
2016	47	1,944	22,790	3.9
2017	64	1,977	19,465	3.3
2018	76	1,981	24,706	4.2
2019	87	2,033	21,123	3.6
2020	83	2,121	27,503	4.7
2021	192	4,816	43,531	7.4
2022	101	2,035	23,668	4.0
2023	93	3,923	37,237	6.3
2024 and thereafter	1,407	30,866	345,988	59.1
Vacant	40	1,987	4,457	0.8
Total owned properties	2,263	56,188	$586,529	100.0%

(1) Total rental revenue for the month ended September 30, 2014, for properties owned at September 30, 2014, multiplied by twelve.

Liquidity and Capital Resources
General
Our principal demands for funds are for the payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. We may also acquire additional real estate and real estate related investments. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We expect to utilize available borrowings on our $400.0 million Credit Facility and potential additional financings and refinancings to repay our outstanding indebtedness and complete possible future property acquisitions. As of September 30, 2014, we had cash and cash equivalents of $50.1 million and our Credit Facility provided for an additional $290.0 million in borrowing capacity.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings on our $400.0 million Credit Facility. As of September 30, 2014, we had $110.0 million outstanding under the Credit Facility.
On September 15, 2014, we filed a prospectus supplement with the SEC pursuant to our registration statement on Form S-3 filed on November 8, 2013 related to our ATM Program. Under the program we have sold 1.6 million shares, raising net proceeds of $16.3 million. The prospectus supplement allows us to sell a cumulative $350.0 million of our common stock. We may sell the shares in amounts and at times to be determined by us, but have no obligation to sell any of the shares in the ATM Program. During the third quarter ended September 30, 2014, no such shares were sold under the program. We believe that we have sufficient liquidity from our cash on hand, cash from operations and availability under our Credit Facility to meet our short-term working capital needs and other financial commitments.

Long-term Liquidity and Capital Resources

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by securing asset level financing, issuing fixed rate secured notes and bonds, and occasionally through public securities offerings. Our ability to raise capital is evidenced by our recent concurrent underwritten public offerings of common stock and convertible debt in which we were able to raise over $1.0 billion before offering costs. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our Credit Facility or other indebtedness. In the future, some of our property acquisitions could be made by issuing units of our Operating Partnership in exchange for property owned by third parties. These units would be exchangeable into our common stock. We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.

Description of Certain Debt
Convertible Notes
On May 20, 2014, the Company completed its Convertible Notes Offering in the aggregate principal amount of $747.5 million. Interest on the Convertible Notes will be payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2014. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. In connection with the issuance of the Convertible Notes, the Company recorded discounts for the value of the embedded conversion feature of $28.1 million and $28.6 million for the 2019 Notes and 2021 Notes, respectively. These debt discounts will be amortized to interest expense using the effective interest method over the respective term of the individual Convertible Notes.
Holders may convert notes of either series at their option at any time prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, only under the following circumstances: (1) during any quarter commencing after the quarter ending June 20, 2014, if the last reported sales price of the Company's common stock for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate for the Convertible Notes; (3) if the Company calls any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the prospectus supplement filed with the SEC on May 13, 2014. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election.

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

Revolving Credit Facility
$400 Million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates thereof, entered into the Credit Facility with various lenders. The Partnership’s obligations under the Credit Facility are guaranteed by Spirit Realty Capital, Inc., OP Holdings, and certain subsidiaries that are not restricted from doing so under mortgage indebtedness. Pursuant to the Credit Facility, consistent with the terms, conditions and provisions of a three-year revolving credit facility, the Operating Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months, subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. As of September 30, 2014, $110.0 million was outstanding on the Credit Facility.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. At September 30, 2014, $2.7 million of the $4.5 million is included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets. The interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee, was 2.65% as of September 30, 2014.
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

Master Trust Notes

The Master Funding Notes include three series of net lease mortgage notes, issued by the indirect wholly-owned subsidiaries Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC under the Company's Spirit Master Funding program. The three series of Master Funding Notes are cross collateralized. As of September 30, 2014, the Master Funding Notes had an outstanding balance of $877.8 million and were secured by 714 properties, including 82 properties securing mortgage loans. The Master Funding Notes have a weighted average stated rate of 5.58% and a remaining maturity date of 6.6 years as of September 30, 2014.
In December 2013, SMF VII, an indirect wholly-owned subsidiary, issued two additional series of investment grade net lease mortgage notes under a new securitization platform for $330.0 million. The issue was comprised of interest only net-lease mortgage notes, expected to be repaid in December 2018, and amortizing net-lease mortgage notes, expected to be repaid in December 2023. The SMF Notes are secured by all of the assets of SMF VII and are non-recourse. As of September 30, 2014, the series of notes had an outstanding principal balance of $327.0 million and were secured by 316 properties, including 77 properties securing mortgage loans. The SMF Notes carried an investment grade rating at issuance and have a weighted average stated interest rate of 4.74% and a weighted average maturity of 7.3 years as of September 30, 2014.

CMBS
We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of September 30, 2014, we had approximately $2.0 billion of outstanding balances under our fixed and variable rate CMBS loans, with a weighted average contractual interest rate of 5.69% and a weighted average maturity of 3.3 years. Most of this debt is partially amortizing and requires a balloon payment at maturity.
In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a separate legal entity, and is the sole owner of its assets and responsible for its liabilities. One such CMBS loan is secured by a first priority lien on properties leased to one of our tenants pursuant to a master lease that expires in April 2027. As required under the loan agreement, all rents and other monies paid to the borrower, a wholly-owned subsidiary of ours, are deposited into a lender-controlled account in order to first satisfy the debt service requirements, with any excess funds disbursed to the borrower (the “Excess Cash”). As of September 30, 2014, the Excess Cash amount is approximately $0.6 million per month. In connection with obtaining the lender’s consent to our initial public offering, we deposited $8.0 million of additional cash collateral with the lender to be applied, at the lender’s discretion, towards the reduction of the outstanding principal balance of the loan (see Note 2) and we agreed to certain cash sweep covenants which were more restrictive than those provided in the original loan agreement. During the quarter ended September 30, 2014, the servicer of this CMBS loan notified us that conditions exist under these covenants that permit the servicer to retain the Excess Cash as additional deposited collateral, concluding that such conditions existed as of September 30, 2013. The right of the servicer to sweep Excess Cash continues until the collateral tenant’s EBITDAR ratio is equal or greater than 2.50:1.00 for a period of four consecutive fiscal quarters, and includes the right to demand the return of Excess Cash amounts disbursed to borrower during Excess Cash sweep conditions unless (a) the collateral tenant’s EBITDAR ratio is equal to or greater than 1.25:1.00, (b) no event of default under the loan agreement is continuing, and (c) our long term debt is rated at or above “BB” by S&P and “Ba2” by Moody’s. The obligation to return such disbursed Excess Cash is guaranteed by the Company. The servicer has not retained any Excess Cash to date, no event of default exists under the loan agreement and the collateral tenant continues to significantly exceed the financial performance requirements described above for the disbursement of Excess Cash; however, unless and until our long term debt is rated at or above “BB” by S&P and “Ba2” by Moody’s, no assurance can be given that the servicer will not sweep Excess Cash in the future or require the return of disbursed Excess Cash. The following table provides key elements of the properties owned and outstanding indebtedness of this special purpose entity as of September 30, 2014 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Principal Outstanding	Monthly Debt Service	Stated Interest Rate	Maturity Date
Building Materials	109	$200,803	$1,493	$139,956	$916	6.17%	May 5, 2017

As discussed in Note 5, we are in default on four separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are each separate legal entities and the sole owner of their assets and responsible for their liabilities. As of September 30, 2014, the aggregate outstanding principal balance of these loans totaled $74.0 million. One mortgage loan, secured by nine properties, comprises $52.0 million of this amount. These nine properties were acquired in 2006 and were operated by a single tenant under a master lease until filing bankruptcy in 2010. Since 2010, we have managed these properties through the tenant's bankruptcy and re-tenanted all nine properties with four new tenants. In December 2013, one of the four tenants, under a six property master lease, filed for bankruptcy. In May 2014, the master lease under which these properties operated was rejected by the current tenant in connection with its bankruptcy proceedings, and in September 2014, we repossessed these six properties. Monthly rental income from this tenant was approximately $0.4 million. Absent this rental income, the wholly-owned special purpose entity could not service its monthly debt obligation of $0.3 million, resulting in a default under the terms of the loan agreement. Of the remaining three mortgage loans in default, two are secured by vacant properties and the current rental income of the property securing the remaining loan is insufficient to service its debt. In each case, we believe we have made appropriate efforts to maximize the return on our initial investment through either lease restructuring or re-tenanting those properties that have become vacant. As of September 30, 2014, we believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate surrendering these properties to the lenders in exchange for relieving the indebtedness, including any accrued interest, encumbering them. The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Outstanding Principal	Restricted Cash (4)	Stated Rate		Default Rate		Accrued Interest
Drug Stores / Pharmacies	1	$1,040	$—	$1,227	$78	5.67%		9.67%		$30	(1)
Home Furnishings	1	3,331	36	16,732	3,537	6.88%		10.88%		807	(1)
Sporting Goods	1	3,397	—	4,067	609	5.52%		9.52%		161	(1)
Manufacturing	9	39,595	83	51,963	9,497	5.85%		9.85%		219	(2)
	12	$47,363	$119	$73,989	$13,721	6.06%	(3)	10.06%	(3)	$1,217

(1) Interest capitalized to principal
(2) Interest in accounts payable, accrued expenses and other liabilities
(3) Weighted average interest rate
(4) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance

Debt Maturities
Scheduled debt payments, including our revolving credit facilities, as of September 30, 2014 are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2014 (1)	$8,202	$103,750	$111,952
2015	31,783	245,782	277,565
2016	30,011	409,939	439,950
2017	28,331	829,778	858,109
2018	27,284	248,851	276,135
Thereafter	96,334	1,998,307	2,094,641
Total	$221,945	$3,836,407	$4,058,352
(1) The balloon payment balance in 2014 includes $74.0 million for the acceleration of principal payable following an event of default under four separate mortgage loans.
Balloon payments subsequent to 2018 are as follows: $452.0 million due in 2019, $288.0 million due in 2020, $554.8 million due in 2021, $351.4 million due in 2022, $352.1 million due in 2023.

Future principal payments due on our various types of debt as of September 30, 2014 (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Revolving credit facilities	$125,436	$97	$5,271	$120,068	$—	$—	$—
Master Trust Notes	1,204,787	4,407	18,286	19,387	20,557	146,796	995,354
CMBS - fixed-rate (1)	1,868,518	107,328	221,109	293,634	827,908	67,399	351,140
CMBS - variable-rate	110,771	85	32,751	6,703	9,474	61,758	—
Convertible Notes	747,500	—	—	—	—	—	747,500
Unsecured fixed rate promissory note	1,340	35	148	158	170	182	647
	$4,058,352	$111,952	$277,565	$439,950	$858,109	$276,135	$2,094,641
(1) The CMBS - fixed-rate payment balance in 2014 includes $74.0 million for the acceleration of principal payable following an event of default under four separate mortgage loans.
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
Distribution Policy
Distributions from our current or accumulated earnings and profits are generally characterized as ordinary income, whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s federal income tax basis in our common stock, are generally characterized as a return of capital. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gains.
We are required to distribute 90% of our taxable income (subject to certain adjustments and excluding net capital gains) on an annual basis to maintain qualification as a REIT for federal income tax purposes and are required to pay federal income tax at regular corporate rates to the extent we distribute less than 100% of our taxable income (including capital gains).
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

Cash Flows
Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $85.6 million to $154.7 million for the nine months ended September 30, 2014 as compared to $69.1 million for the same period in 2013. This increase was primarily attributable to an increase in cash revenue of $166.7 million partially offset by an increase in cash paid for interest of $52.1 million, $59.1 million for the extinguishment of certain debt, $13.0 million of restructuring charges related to our Exchange Offer, $10.4 million in higher property costs and $56.6 million of Merger costs paid in 2013. The balance of the cash flow change is attributable to changes in operating assets and liabilities.

The increase to both revenue and cash paid for interest during the nine months ended September 30, 2014 is partly attributable to our Merger in the third quarter of 2013. As a result of the Merger, we added 747 properties and 69 secured mortgage loans to our portfolio and assumed $1.5 billion of mortgages and notes payable. Exclusive of the Merger, during the twelve months ended September 30, 2014, we invested $815.3 million in real estate, which further contributed to our increased operating revenue and issued $330.0 million in SMF Notes in the fourth quarter of 2013, which increased the amount of cash paid for interest during the current period.
Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $530.0 million for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $10.5 million for the same period in 2013. The increase in cash used for investing activities during 2014 included $546.4 million to fund the acquisition of 241 properties and transfers of sales proceeds to restricted cash accounts of $20.2 million, partially offset by cash proceeds of $32.0 million from the disposition of 19 properties and collections of principal on loans receivable and real estate assets under direct financing leases totaling $4.6 million. During the same period in 2013, cash used in investing activities included $176.1 million to fund the acquisition of 40 properties, partially offset by transfers of sales proceeds from restricted cash accounts of $7.0 million and $149.1 million of proceeds from property dispositions and principal collections on loans.
Generally, our net cash used in financing activities is impacted by our borrowings. Net cash provided by financing activities was $358.8 million for the nine months ended September 30, 2014 as compared to net cash used of $89.8 million for the same period in 2013. The net change in cash provided by financing activities during the nine months ended September 30, 2014, was primarily attributable to our recent concurrent Convertible Notes and Common Stock Offerings, which raised approximately $1.0 billion in net proceeds. The capital raised was used mostly to extinguish $527.8 million of our indebtedness, repay all amounts drawn against the Credit Facility and to fund certain acquisitions. Our net borrowings and proceeds from issuance of common stock during the period were offset mostly by $189.5 million for dividends paid to stockholders, which was paid primarily through sources from our operating cash flows. During the same period in 2013, $89.8 million of net cash used in financing activities was comprised of $85.9 million for dividends paid to stockholders and $20.0 million of cash paid for deferred financing costs offset partially by $32.2 million of net borrowings under our lines of credit and mortgages and notes payable.

Non-GAAP Financial Measures
FFO, AFFO and FAD
We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) on the disposition of real estate assets. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. A reconciliation of net income (loss)(computed in accordance with GAAP) to FFO is included in the financial information accompanying this report.
Adjusted FFO (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of net income (loss) (computed in accordance with GAAP) to AFFO is included in the financial information accompanying this report.
Funds Available for Distribution (“FAD”) is a measure of a REIT's ability to generate cash and to distribute dividends to its shareholders. It reduces AFFO by deducting normalized recurring expenditures that are capitalized by the REIT and then amortized, but which are necessary to maintain a REIT's properties and its revenue stream. Our calculation of FAD may differ from the methodology applied by other equity REITs, and, therefore, may not be comparable to such other REIT’s. FAD is a supplemental non-GAAP financial measure and should not be used as a measure of our liquidity or as a substitute for cash flow from operating activities computed in accordance with GAAP. A reconciliation of net income (loss) (computed in accordance with GAAP) to FAD is included in the financial information accompanying this report.

Adjusted EBITDA and Annualized Adjusted EBITDA

Adjusted EBITDA represents EBITDA, or earnings before interest, taxes, depreciation and amortization, modified to include other adjustments to GAAP net income (loss) for merger costs, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that are not considered to be indicative of our on-going operating performance. We exclude these items as they are not key drivers in our investment decision making process. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items which may cause short-term fluctuations in net income, but are not indicative of overall long-term operating performance, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance.
Annualized Adjusted EBITDA is calculated by multiplying Adjusted EBITDA for the quarter by four. Our computation of Adjusted EBITDA and Annualized Adjusted EBITDA may differ from the methodology used by other equity REITs to calculate these measures, and, therefore, may not be comparable to such other REITs. A reconciliation of net income (loss) (computed in accordance with GAAP) to EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA is included in the financial information accompanying this report.
Adjusted Debt and Leverage
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to include preferred stock and exclude unamortized debt discount/premium, as further reduced by cash and cash equivalents and cash collateral deposits retained by lenders. We believe that including preferred stock in Adjusted Debt is appropriate because it is an equity security that has properties of a debt instrument not possessed by common stock. Additionally, by excluding unamortized debt discount/(premium), cash and cash equivalents, and cash collateral deposits retained by lenders, the result provides an estimate of the contractual amount of borrowed capital to be repaid which we believe is a beneficial disclosure to investors.
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

FFO, AFFO and FAD

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to FFO, AFFO and FAD. Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income (loss)	$7,670	$(21,908)	$(67,912)	$(41,909)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	61,973	48,201	184,302	104,783
Discontinued operations	—	864	—	3,454
Portfolio impairments
Continuing operations	12,727	—	42,061	182
Discontinued operations	—	1,963	—	5,853
Realized gains on sales of real estate	(1,654)	(1,237)	(2,171)	(1,226)
Total adjustments	73,046	49,791	224,192	113,046

FFO	$80,716	$27,883	$156,280	$71,137
Add/(less):
(Gain) loss on debt extinguishment
Continuing operations	(212)	—	64,496	—
Discontinued operations	—	—	—	(1,028)
Cole II merger related costs	—	45,071	—	66,684
Master Trust Notes exchange costs	(11)	—	13,022	—
Real estate acquisition costs	865	470	2,372	688
Non-cash interest expense	2,042	1,985	3,362	8,563
Accrued interest on defaulted loans	1,217	—	1,217	—
Non-cash revenues	(4,533)	(14,130)	(12,877)	(15,191)
Non-cash compensation expense	3,019	2,799	8,503	6,901
Total adjustments to FFO	2,387	36,195	80,095	66,617

AFFO	$83,103	$64,078	$236,375	$137,754
Less:
Capitalized portfolio maintenance expenditures	(448)	(440)	(851)	(985)
FAD	$82,655	$63,638	$235,524	$136,769

Dividends declared to common stockholders	$66,262	$54,816	$194,199	$107,845
Dividends declared as percent of FAD	80%	86%	82%	79%
Net income (loss) per share of common stock
Basic and Diluted (1) (2)	$0.02	$(0.07)	$(0.18)	$(0.19)
FFO per share of common stock
Diluted (1) (2)	$0.20	$0.08	$0.41	$0.33
AFFO per share of common stock
Diluted (1) (2)	$0.21	$0.19	$0.61	$0.63
Weighted average shares of common stock outstanding:
Basic	396,807,656	329,527,874	382,525,614	216,749,378
Diluted (1) (2)	397,613,583	330,230,090	383,266,751	217,542,912

Reclassifications related to discontinued operations have been made to prior period balances.
(1) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(2) Under the two class method, earnings attributable to unvested restricted shares are deducted from income in the computation of income per share where applicable (see Note 14).

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to include preferred stock, exclude unamortized debt discount/(premium), and reductions for cash and cash equivalents, as well as cash collateral deposits retained by lenders. Adjusted EBITDA represents EBITDA, or earnings before interest, taxes, depreciation and amortization, modified to include other adjustments to GAAP net income (loss) (dollars in thousands):

	September 30,
	2014	2013
	(unaudited)
Revolving credit facilities	$125,436	$151,508
Mortgages and notes payable, net	3,188,547	3,454,935
Convertible senior notes, net	693,845	—
	4,007,828	3,606,443
Add/(less):
Preferred stock	—	—
Unamortized debt discount/(premium)	50,524	(2,409)
Cash and cash equivalents	(50,130)	(42,375)
Cash collateral deposits for the benefit of lenders classified as other assets	(21,597)	(16,927)
Total adjustments	(21,203)	(61,711)
Adjusted Debt	$3,986,625	$3,544,732

	Three Months Ended September 30,
	2014	2013
	(unaudited)
Net income (loss)	$7,670	$(21,908)
Add/(less)(1):
Interest	53,535	50,433
Depreciation and amortization	62,069	49,107
Income tax expense	242	803
Total adjustments	115,846	100,343
EBITDA	$123,516	$78,435
Add/(less):(1)
Merger costs	—	45,071
Master Trust Notes exchange costs	(11)	—
Real estate acquisition costs	865	470
Impairments	12,727	1,963
Realized gains on sales of real estate	(1,654)	(1,237)
Gain on debt extinguishment	(212)	—
Total adjustments to EBITDA	11,715	46,267
Adjusted EBITDA	$135,231	$124,702
Annualized Adjusted EBITDA (2)	$540,924	$498,808

Leverage (Adjusted Debt / Annualized Adjusted EBITDA)	7.4	7.1

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA multiplied by 4.

Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the September 30, 2014 unaudited condensed consolidated financial statements.

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
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facilities. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates. However, the vast majority of our mortgage notes payable have prepayment clauses that make refinancing during a decreasing interest rate environment uneconomical. Investments in our mortgage and equipment loans receivable, however, have significant prepayment protection in the form of yield maintenance provisions, which provide us with substantial yield protection in a decreasing interest rate environment with respect to this portion of our investment portfolio.
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of September 30, 2014, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). A significant portion of our approximately $3.2 billion principal balance of outstanding mortgages and notes payable as of September 30, 2014 were long-term, fixed-rate obligations. As of September 30, 2014, the weighted average stated interest rate of our CMBS and Master Trust Notes, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 5.56%.
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
The estimated fair values of our revolving credit facilities, fixed-rate and variable-rate mortgages and notes payable and Convertible Notes have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of September 30, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving credit facilities	$125,436	$125,334
Mortgages and notes payable, net	3,188,547	3,359,620
Convertible Notes, net (1)	693,845	728,013
(1) The carrying value of the Convertible Notes is net of an embedded conversion premium totaling $53.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2014 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2014, that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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
On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the named defendants in the merger litigation signed a memorandum of understanding (“MOU”) regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release and dismissal of all asserted claims (the "Stipulation of Settlement"). The Stipulation of Settlement was filed with the court on January 22, 2014 for approval. On September 5, 2014, the court approved the Stipulation of Settlement, and all asserted claims were thereupon released and dismissed with prejudice. The final terms of the settlement, as approved by the court, will not have a material adverse effect on the Company’s financial position or results of operations.

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

Exhibit No.	Description
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

Exhibit No.	Description
10.12	Form of Performance Share Award Agreement. Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

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

10.16*	First Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. on September 12, 2014.

14.1	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc. filed as Exhibit 14.1 to its Annual Report on Form 10-K on March 5, 2013 and incorporated herein by reference.

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
Date: November 4, 2014