Form 10-K
period 2014-12-31
Spirit Realty Capital, Inc.
filed 2015-02-27
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant's shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $4.5 billion based on the last reported sale price of $11.36 per share on the New York Stock Exchange on June 30, 2014.
The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 20, 2015, was 411,290,766 shares.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

SPIRIT REALTY CAPITAL, INC.

PART I

Unless context requires otherwise, references in this Annual Report on Form 10-K to the terms "registrant," the "Company," "Spirit," "Spirit Realty Capital," "we" or "us" refer to Spirit Realty Capital, Inc. and its consolidated subsidiaries.

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic situation and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A. “Risk Factors - Special Note Regarding Forward-Looking Statements” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

Available Information
Spirit Realty Capital, Inc.'s principal executive offices are located at 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. Our telephone number at that location is 480-606-0820. We maintain an Internet Web site at www.spiritrealty.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the Section 16 filings of our directors and officers as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our Investor Relations page of our Web site are available to be viewed free of charge. Also available on our Web site, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer).
Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. All reports we file with the SEC are available free of charge on the SEC's Web site at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Shares of our common stock are traded on the New York Stock Exchange ("NYSE") under the symbol “SRC.”
Item 1.    Business

The Company
Spirit Realty Capital, Inc., a Maryland Corporation, is a self-administered and self-managed real estate investment trust (“REIT”) that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis to tenants operating within retail, office and industrial property types.

As of December 31, 2014, our undepreciated gross investment in real estate and loans totaled approximately $8.04 billion, representing investments in 2,509 properties, including properties securing our mortgage loans. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 2,364 properties, and the remaining 1.4% consisted primarily of commercial mortgage loans receivable secured by 145 real properties.
As of December 31, 2014, our owned properties were approximately 98.4% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on rental revenue) of approximately 10.8 years. Our leases are generally long-term, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of December 31, 2014, approximately 89% of our single-tenant leases (based on rental revenue) provided for increases in future annual base rent. See Item 2. "Properties - Our Real Estate Investment Portfolio" for further information on our properties and tenants.
Our operations are carried out through an operating partnership, Spirit Realty, L.P. (the “Operating Partnership”). Spirit General OP Holdings, LLC, one of our wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. Spirit Realty Capital and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.
Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for assets owned by such third parties. In general, any partnership interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when partnership interests in the Operating Partnership are issued.

As of December 31, 2014, we had 73 employees, as compared to 59 employees as of December 31, 2013. None of these employees are represented by a labor union.

History

We began operations through a predecessor legal entity in 2003. We became a public company in December 2004 and were subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, we completed our initial public offering (the “IPO”) of 33.35 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares).
On July 17, 2013, we completed the acquisition of Cole Credit Property Trust II, Inc. ("Cole II") through a transaction in which our prior legal entity merged into the Cole II legal entity (the "Merger"). Our board of directors (including two additional members designated by Cole II) and executive team managed the surviving entity, which was renamed Spirit Realty Capital, Inc. and began trading on the NYSE under the "SRC" symbol. Cole II was the "legal acquirer" in the Merger for certain legal and regulatory matters and Spirit Realty Capital was deemed the "accounting acquirer" in the Merger for accounting and financial reporting purposes, including the financial information set forth herein.
Business and Growth Strategies
Our objective is to maximize stockholder value by seeking superior risk-adjusted returns with an emphasis on stable rental revenue, primarily by investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis. We generate our revenue primarily by leasing our properties to our tenants. We operate in one reporting segment. See Item 2. "Properties" for property information and Item 6. "Selected Financial Data" for additional financial and asset information.
Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans. We view our operations as one segment consisting of leased properties. We intend to pursue our objective through the following business and growth strategies:

Focus on Small and Middle Market Companies. We primarily focus on investing in properties that we net lease to small and middle market companies that we determine have attractive credit characteristics and stable operating histories, but who may not carry a credit rating from a rating agency. This strategy offers us the opportunity to achieve superior risk-adjusted returns when coupled with our intensive credit and real estate analysis, lease structuring and ongoing portfolio management. Small and middle market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments. In addition to small and middle market companies, we selectively acquire properties leased to large companies where we believe that we can achieve superior risk-adjusted returns.

The following chart highlights the tenants that we target based on company size and corporate credit equivalent:

Use Our Developed Underwriting and Risk Management Processes to Structure and Manage Our Portfolio. We seek to maintain the stability of our rental revenue and the long-term return on our investments by using our developed underwriting and risk management processes to structure and manage our portfolio. In particular, our underwriting and risk management processes emphasize the following:

◦
Leases for Operationally Essential Real Estate with Relatively Long Terms. We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that the tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions.

◦
Use of the Master Lease Structure. Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to multiple lease payments relating to individually leased properties. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. As of December 31, 2014, we had 105 active master leases with portfolios of leased properties ranging from 2 to 191 and a weighted average non-cancelable remaining lease term (based on rental revenues) of 13.6 years. Master lease revenues contributed approximately 45% of our rental revenues. One master lease, consisting of 112 properties, contributed 12.3% of our rental revenues, and our smallest master lease, consisting of 2 properties, contributed less than 1% of our rental revenues. As of December 31, 2014, the majority of our master leases include between two and eight properties.

◦
Active Management and Monitoring of Risks Related to Our Investments. When monitoring existing investments or evaluating new investments, we typically consider two broad categories of risk: (1) tenant financial distress risk; and (2) lease renewal risk. We seek to measure these risks through various processes, including the use of a credit modeling product that we license from Moody’s Analytics that estimates the performance of the leased properties relative to rental payments due under the leases, and a review of current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate each of the above risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010.

◦
Portfolio Diversification. We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant or more than 2.5% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the United States without significant geographic concentration. While we consider the foregoing when making investments, we have made, and may make investments in the future that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive.

Enhance Our Portfolio through Contractual Growth. Approximately 89% of our single-tenant properties (based on rental revenue) contain contractual provisions that increase the rental revenue over the term of the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the consumer price index ("CPI") over a specified period, or (b) a fixed percentage, typically 1% to 2% per year.

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

Deleverage Our Portfolio. A significant amount of our debt is partially amortizing, and its principal amount will be reduced prior to the balloon payments due at maturity. Contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $180.9 million prior to January 1, 2020. We may also selectively reduce our indebtedness using cash from operations in excess of our distributions or proceeds from equity offerings. We may also strategically replace or refinance certain indebtedness with proceeds from new borrowings that represent a lower cost of capital. We believe contractual rent growth, selective growth through acquisitions and the ongoing deleveraging of our portfolio will contribute to our cash available for distributions.

Disciplined Disposition of Select Assets. We typically retain and manage real estate assets that fit within our investment criteria, which criteria are subject to change without notice to or vote by our stockholders. Additionally, management may elect to dispose of assets when it believes appropriate in view of our business objective, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, tenant operation type (e.g., industry, sector, or concept/brand), and asset zoning, as well as potential capital appreciation, potential uses of proceeds and tax considerations, among others.

Financing Strategy

Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We intend to employ prudent amounts of equity and debt financing as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes.

We finance our assets using a variety of methods and determine the amount of equity and debt financing to be used when acquiring an asset by evaluating terms available in the credit markets (such as interest rate, repayment provisions and maturity), our cost of equity capital and our assessment of the particular asset’s risk. Historically, a significant portion of our debt has consisted of long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets.

We also utilize our asset-backed securitization platform to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans (the “Spirit Master Funding Program”).
We anticipate that we will continue to use a number of different sources to finance our acquisitions and operations going forward, including cash from operations and dispositions of assets, issuance of debt securities (including from our Spirit Master Funding Program), funds available under the Credit Facility, private financings (such as bank credit facilities, which may or may not be secured by our assets), property-level mortgage debt, issuances of common or preferred equity or partnership interests in our Operating Partnership or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. To the extent practicable, we expect to maintain a debt profile with manageable near-term maturities.

Recent Developments

Financing Activities

Spirit Master Funding Program

In May 2014, we completed an offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued notes (the “Exchange Offer”) in one of the two securitization trusts within our Spirit Master Funding Program. The revisions to this trust (Master Trust 2014), in connection with the issuance of the new notes, generally provide the Company more administrative flexibility as property manager and special servicer.

In November 2014, the existing issuers under Master Trust 2014 and two additional indirect wholly-owned subsidiaries of ours, collectively as co-issuers, completed the issuance of $510.0 million aggregate principal amount of net-lease mortgage notes comprised of $150.0 million of 3.50% interest only notes expected to be repaid in January 2020 and $360.0 million of 4.63% amortizing notes (interest only through November 2017) expected to be repaid in January 2030. Net proceeds from this offering were used to fund acquisitions and for general corporate purposes.

Convertible Notes and Equity Offerings

In May 2014, the Company completed registered offerings of $402.5 million aggregate principal amount of 2.875% Convertible Senior Notes due 2019 and $345.0 million aggregate principal amount 3.75% Convertible Senior Notes due 2021 (collectively the “Convertible Notes”). The Convertible Notes sold in the offering include $52.5 million of the 2019 Notes and $45.0 million of the 2021 Notes sold pursuant to the underwriters’ option to purchase additional Convertible Notes (the “Convertible Notes Offering”).

Concurrent with the Convertible Notes Offering in May 2014, we completed a registered offering of 26.45 million shares of our common stock, par value $0.01 per share, including shares issued pursuant to the underwriters’ option to purchase additional shares (the “Common Stock Offering”).

Net proceeds of $726.2 million from the Convertible Notes Offering and $271.2 million from the concurrent Common Stock Offering were used to extinguish $509.8 million of senior mortgage notes, $488.7 million of which related to the Shopko defeasance discussed below, and redeem $18.0 million of net-lease mortgage notes that were not tendered in connection with the Exchange Offer, repay all amounts drawn against the Credit Facility as of May 20, 2014, fund future acquisitions and for general corporate purposes.

ATM Program

In April 2014, we commenced a continuous equity offering under which we may sell up to an aggregate $350.0 million of shares of our common stock from time to time through broker-dealers in “at the market” offerings (the “ATM Program”). We may sell the shares in amounts and at times that we determine, but we have no obligation to sell any of the shares in the ATM Program. Through December 31, 2014, we have sold an aggregate total of 14.4 million shares, raising net proceeds of approximately $163.8 million.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Description of Certain Debt” for further information on our debt and equity financings.

Real Estate Portfolio Activities

Tenant Concentration

Specialty Retail Shops Holding Corp. ("Shopko") is our most significant tenant, representing 14.0% of our total revenue as of December 31, 2014. Shopko leases 181 properties under three separate master leases and two properties under individual leases with four indirect wholly-owned subsidiaries of ours. We took a number of steps during 2014 designed to permit us to reduce the tenant concentration of Shopko assets which, combined with growth in our overall portfolio, should help us execute our portfolio diversification strategy over time.

In June 2014, we released 112 Shopko properties (relating to a single master lease) from the security liens under a master loan agreement through the defeasance of an aggregate loan principal balance of approximately $488.7 million.

In December 2014, we amended the aforementioned master lease concerning 112 properties to permit us to sell properties or sub-portfolios leased thereunder, as well as extend the weighted average lease term by approximately five years to 15.9 years.

As of December 31, 2014, no other tenant exceeded 4% of our total revenues, and no one single property contributed more than 1.6% of our total rental revenue. See Item 2. “Properties - Our Real Estate Investment Portfolio" for further information on our ten largest tenants and the composition of our tenant base.

Acquisition and Dispositions
During the year ended December 31, 2014, we purchased 361 properties, representing an aggregate gross investment of $971.7 million, which includes $3.1 million in revenue producing follow-on investments in existing properties. The properties acquired had a weighted average lease term of 15.7 years. During the same period, we sold 38 properties for $121.2 million in gross sales proceeds. See Note 4 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion of the Company's investments.

Competition
We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such. This competition will increase if investments in real estate become more attractive relative to other forms of investment.
As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Some of our competitors have greater economies of scale, have lower cost of capital, have access to more resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.
Regulation
General
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals.

Americans With Disabilities Act
Pursuant to the Americans with Disabilities Act (the “ADA”), our properties are required to meet federal requirements related to access and use by persons with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws and regulations, may require modifications to properties we currently own and any properties we purchase, or may restrict renovations of those properties. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional financial obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repair costs pursuant to triple-net leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations.
Environmental Matters
Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.
Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties are or were used for commercial or industrial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations. As a result of the foregoing, we could be materially and adversely affected.
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
Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property. However, our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any. If we are unable to enforce the indemnification obligations of our lessees or if the amount of environmental insurance we carry is inadequate, our results of operations would be adversely affected.
Insurance
Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See Item 1A. “Risk Factors-Risks Related to Our Business and Properties-Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.”
In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage with an aggregate limit of $52,000,000. We also maintain full property coverage on all unleased properties and other property coverage as may be required by our lenders and which is not required to be carried by our tenants under our leases.

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

The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	industry and economic conditions;

•	volatility and uncertainty in the financial markets, including potential fluctuations in the CPI;

•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;

•	our ability to diversify our tenant base and reduce the concentration of our significant tenant;

•	the nature and extent of our competition;

•	increases in our costs of borrowing as a result of changes in interest rates and other factors;

•	our ability to access debt and equity capital markets;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•
our ability and willingness to renew our leases upon expiration and to reposition our properties on the same or better terms upon expiration in the event such properties are not renewed by tenants or we exercise our rights to replace existing tenants upon default;

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	our ability and willingness to maintain our qualification as a REIT; and

•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Set forth below are some (but not all) of the risk factors that could adversely affect our business and financial performance. Because we operate in a highly competitive and rapidly changing environment, new risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our core business is the ownership of real estate that is leased to retail, service and distribution companies on a triple-net basis. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•	inability to collect rent from tenants due to financial hardship, including bankruptcy;

•	changes in local real estate markets, including the availability and demand for single-tenant retail space;

•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;

•	inability to lease or sell properties upon expiration or termination of existing leases;

•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

•	subjectivity of real estate valuations and changes in such valuations over time;

•	illiquid nature of real estate compared to most other financial assets;

•	changes in laws and regulations, including those governing real estate usage and zoning;

•	changes in interest rates and the availability of financing; and

•	changes in the general economic and business climate.

The occurrence of any of the risks described above may cause the value of our real estate to decline, which could materially and adversely affect us.

Credit and capital market conditions may adversely affect our access to capital and/or the cost of capital.

Periods of volatility in the credit and capital markets negatively affect the amounts, sources and cost of capital available to us. We primarily use external financing to fund acquisitions and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition activity and/or to take other actions to fund our business activities and repayment of debt, such as selling assets. To the extent that we access capital at a higher cost (reflected in higher interest rates for debt financing or lower stock price for equity financing), our acquisition yields, earnings per share and cash flow could be adversely affected.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could materially and adversely affect us.

The success of our investments is materially dependent on the financial stability of our tenants’ financial condition and leasing practices. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial condition of our tenants and result in a decline in rent or an increased incidence of default under existing leases. Reduced demand for rental space could adversely affect our ability to maintain our current tenants and attract new tenants, which may affect our growth and profitability.
Our portfolio consists primarily of properties leased to single tenants that operate in multiple locations, which means we own numerous properties operated by the same tenant. As a result, the general failure of that tenant or a significant decline in its business could materially and adversely affect us.

At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of individual properties or of their business as whole. As a result, a tenant may delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Although our occupied properties are generally operationally essential to our tenants, meaning the property is essential to the tenant’s generation of sales and profits, this does not guarantee that a tenant’s operations at a particular property will be successful or that the tenant will be able to meet all of its obligations to us. Our tenants’ failure to successfully operate their businesses could materially and adversely affect us.

Single-tenant leases involve particular and significant risks related to tenant default.

Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant reduction in, or elimination of, our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. The failure or default of a tenant under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming properties from the portfolio of properties leased from us, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us could materially and adversely affect us.

A substantial number of our properties are leased to one tenant, which may result in increased risk due to tenant and industry concentration.

Currently, we lease 181 properties to Shopko, primarily pursuant to three master leases. The Shopko leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko. Revenues generated from Shopko represented 14.0% of our total revenues for the three months ended December 31, 2014. Because a significant portion of our revenues are derived from rental revenues received from Shopko, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect us.

As a result of the significant number of properties leased to Shopko, our results of operations and financial condition are closely tied to Shopko's performance under its leases, which is ultimately tied to the performance of its stores and the retail industry in which it operates. Shopko operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and large communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Shopko is subject to the following risks, as well as other risks that we are not currently aware of, that could adversely affect its performance and thus its ability to pay rent to us:

•
The retail industry in which Shopko operates is highly competitive, which could limit its growth opportunities and reduce profitability. Shopko competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. It faces strong competition from large national discount retailers, such as Walmart, Kmart and Target, and mid-tier merchants such as Kohl’s and JCPenney.

•
Shopko stores are geographically concentrated in the Midwest, Pacific Northwest, North Central and Western Mountain states. As a result, adverse economic conditions in these regions may materially and adversely affect its results of operations and retail sales.

•	The seasonality in retail operations may cause fluctuations in Shopko’s quarterly performance and results of operations and could adversely affect its cash flows.

•
Shopko stores are dependent on the efficient functioning of its distribution networks. Problems that cause delays or interruptions in the distribution networks could materially and adversely affect its results of operations.

•	Shopko stores depend on attracting and retaining quality employees. Many employees are entry-level or part-time with historically high rates of turnover.

If Shopko experiences a decline in its business, financial condition or results of operations, it may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us or close certain of its stores, all of which could decrease the amount of revenue we receive from it. While we seek to reduce the tenant concentration of Shopko, we may have difficulty in selling or leasing to other tenants the properties currently leased by Shopko, due to, among other things, market demand or tax constraints. Furthermore, we can provide no assurance that we will deploy the proceeds from the disposition of any Shopko properties in a manner that would produce comparable or better yields.

A substantial portion of our properties are leased to unrated tenants and the tools we use to measure the credit quality of such tenants may not be accurate.

A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be creditworthy. Many of our tenants are required to provide financial information, which includes balance sheet, income statement and cash flow statement data, on a quarterly and or annual basis, and approximately 50% of our lease investment portfolio require the tenant to provide property-level performance information, which includes income statement data on a quarterly and or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an estimated default frequency (“EDF”) and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s Investment Services, Inc. (“Moody’s”), Standard & Poor’s (“S&P”), or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.

The decrease in demand for retail and restaurant space may materially and adversely affect us.
As of December 31, 2014, leases representing approximately 68.4% and 17.3% of our rental revenues were with tenants in the retail and restaurant industries, respectively. In the future, we may acquire additional retail and restaurant properties. Accordingly, decreases in the demand for retail and/or restaurant spaces adversely impact us. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for retail and restaurant space, which could materially and adversely affect us.
High concentration of our properties in a geographic area could magnify the effects of adverse economic or regulatory developments in such area on our results of operations and financial condition.

As of December 31, 2014, 12.0% of our portfolio (as a percentage of rent) was located in Texas, representing the highest concentration of our assets. Geographic concentration exposes us to greater economic or regulatory risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease space in our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases expire, optimizing our tenant mix or leasing properties on more economically favorable terms. As of December 31, 2014, leases representing approximately 2.4% of our rental revenue will expire during 2015. As of December 31, 2014, 37 of our properties, representing approximately 1.6% of our total number of owned properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties, which could materially and adversely affect us.
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
Moreover, tenants who are considering filing for bankruptcy protection may request that we agree to amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease such properties or that lease termination fees, if any, received in exchange for such releases will be sufficient to make up for the rental revenues lost as a result of such lease amendments. As a result, tenant bankruptcies may materially and adversely affect us.

Property vacancies could result in significant capital expenditures and illiquidity.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and thus incur significant costs. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.
Our future results will suffer if we do not effectively manage our expanded operations.

We may continue to expand our operations through additional acquisitions and other strategic transactions, and modernize our information technology and management systems through new systems implementations, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs and regulatory compliance, and develop and maintain other necessary systems, processes and internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, or our future acquisitions may not yield the returns we expect.
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

We rely on information systems in our operations and corporate functions, and any material failure, weakness, interruption or breach in security of such systems could prevent us from effectively operating our business.

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in reduced efficiency in our operations and in the accuracy in our internal and external financial reporting. The remediation of such problems could result in significant unplanned expenditures.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and expected to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of the jurisdiction in which a property is located.

In addition, the Internal Revenue Code of 1986, as amended (the "Code") imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.
We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, below-market renewal options or other lease incentive payments in order to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties, which could materially and adversely affect us.
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
We have originated or acquired long-term, commercial mortgage and other loans. The success of our loan investments is materially dependent on the financial stability of our borrowers. The success of our borrowers is dependent on each of their individual businesses and their industries, which could be affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. A default of a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral.
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
Increased inflation could have a negative impact on variable-rate debt we currently have or that we may incur in the future. Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Because tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not adversely affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expense, which could increase our exposure to inflation. Additionally, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Increased costs may also have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.

The market price and trading volume of our common stock may be adversely impacted by various factors.

The market price and trading volume of our common stock may fluctuate widely due to various factors, including:

•	actual or anticipated variations in our quarterly operating results or distributions, or those of our competitors;

•	publication of research reports about us, our competitors or the real estate industry;

•	adverse market reaction to any additional indebtedness we incur or debt or equity securities we or the Operating Partnership issue in the future;

•	additions or departures of key management personnel;

•	changes in our credit ratings;

•	the financial condition, performance and prospects of our tenants; and

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

We may issue shares of our common stock, preferred stock, or other securities without stockholder approval, including shares issued to satisfy REIT dividend distribution requirements. The Operating Partnership may issue partnership interests to third parties, and such partnership interests would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when partnership interests in the Operating Partnership are issued. Our existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities by us or the Operating Partnership may dilute stockholder investment.

Increases in market interest rates may have an adverse effect on the value of our common stock as prospective purchasers of our common stock may expect a higher dividend yield and increased borrowing costs may decrease our funds available for distribution.

The market price of our common stock will generally be influenced by the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher dividend yield. However, higher market interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

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

Historically, we have raised a significant amount of debt capital through our Spirit Master Funding Program and the commercial mortgage backed securities ("CMBS") market . We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. As of December 31, 2014, we had issued notes under our Spirit Master Funding Program in 8 different classes over five separate issuances with an aggregate outstanding principal balance of $1.71 billion. Collectively these notes are referred to as the "Master Trust Notes" and had a weighted average maturity of 8.2 years, as of December 31, 2014. In addition, we had CMBS loans with an aggregate outstanding principal balance of $1.9 billion and an average maturity of 3.1 years, as of December 31, 2014. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our Spirit Master Funding Program, subject to certain conditions, we may substitute real estate collateral within our two securitization trusts from time to time. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our Spirit Master Funding Program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.
Failure to hedge effectively against interest rate changes may materially and adversely affect us.
We attempt to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements. However, these arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to our hedging arrangements may not honor their obligations. Failure to hedge effectively against changes in interest rates on our borrowings may materially and adversely affect us.
Our decision to dispose of real estate assets would change the holding period assumption in our valuation analyses, which could result in material impairment losses and adversely affect our financial results.

We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period. If we change our intended holding period due to our intention to sell or otherwise dispose of an asset, we must reevaluate whether that asset is impaired under accounting principles generally accepted in the United States of America ("GAAP"). Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our assets in the period that it is recognized.

Loss of our key personnel with long-standing business relationships could materially impair our ability to operate successfully.
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our Chief Executive Officer and Chairman of our board of directors, Thomas H. Nolan, Jr. and our Executive Vice President and Chief Investment Officer, Gregg A. Seibert, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel.

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
Prior to our September 2012 IPO, we had not been publicly traded since 2007. We cannot assure you that our past experience is sufficient to allow us to successfully operate as a public company, including compliance with the timely disclosure requirements of the SEC and the corporate governance requirements of the Sarbanes-Oxley Act of 2002. As a public company, we are required to develop and implement control systems and procedures in order to satisfy our periodic and current reporting requirements under applicable SEC regulations and NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. As a result, we may not be able to operate successfully as a public company going forward.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.

Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Beginning with our 2014 Annual Report on Form 10-K to be filed in 2015, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Prior to this annual report, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures but not for the purpose of expressing an opinion (as will be required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002) on the effectiveness of our internal control over financial reporting. As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover weaknesses, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.
We may become subject to litigation, which could materially and adversely affect us.

In the ordinary course of business, we may become subject to litigation, including claims relating to our operations, security offerings and otherwise. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

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
If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the Internal Revenue Service (the “IRS”), could affect the calculation of the corporation’s earnings and profits. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
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
The SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of GAAP. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”) which are rapidly gaining worldwide acceptance.  The SEC currently has not finalized the timeframe it expects that U.S. issuers would first report under the new standards. If IFRS is adopted, the potential issues associated with lease accounting, along with other potential changes associated with the adoption or convergence with IFRS, may materially and adversely affect us.
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
Risks Related to Our Indebtedness
We have approximately $4.42 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of December 31, 2014, our total outstanding consolidated indebtedness was approximately $4.42 billion principal balance, of which $110.7 million (or approximately 2.5%) is variable-rate debt (we have entered into eleven amortizing interest rate swaps that effectively fixed the interest rates on substantially all of this variable-rate debt at approximately 4.55%), and we may incur significant additional debt to finance future investment activities. In addition, we have a secured revolving Credit Facility with a borrowing capacity of up to $400.0 million, under which no amount was drawn as of December 31, 2014. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Changes in our leverage ratios may also negatively impact the market price of our equity or debt securities. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.
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
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service for 2015 and 2016 are $564.4 million and $513.3 million, respectively.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have certain balloon maturities of $840.0 million in 2017. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral.
The agreements governing our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.
The agreements governing our indebtedness contain restrictions and covenants that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forgo investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements may have cross default provisions, which provide that a default under one of our financing agreements would lead to a default on some or all of our debt financing agreements.
If an event of default occurs under certain of our CMBS loans, if the master tenants at the properties that secure the CMBS loans, fail to maintain certain EBITDAR ratios (earnings before interest, taxes, depreciation, amortization and rent) or if an uncured monetary default exists under the master leases, then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us until the terms are cured or the debt refinanced. If the financial performance of the collateral for our indebtedness under our Spirit Master Funding Program fails to achieve certain financial performance criteria, cash from such collateral may be unavailable to us until the terms are cured or the debt refinanced. Such cash sweep triggering events have occurred previously and may be ongoing from time to time. The occurrence of these events limit the amount of cash available to us for use in our business and could limit or eliminate our ability to make distributions to our common stockholders.
The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

•	incur indebtedness;

•	create liens on assets;

•	sell or substitute assets;

•	modify certain terms of our leases;

•	prepay debt with higher interest rates;

•	manage our cash flows; and

•	make distributions to equity holders.

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
Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or of an affiliate of ours or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within a two-year period immediately prior to the date in question) or any affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that a holder of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) has no voting rights with respect to those shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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
We own directly or indirectly 100% of the interests in the Operating Partnership. However, in connection with our future acquisition of properties or otherwise, we may issue partnership interests of the Operating Partnership to third parties. Such issuances would reduce our ownership in the Operating Partnership. Because you will not directly own partnership interests of the Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.
Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of partnership interests in the Operating Partnership, which may impede business decisions that could benefit our stockholders.
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any future partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, one of our wholly-owned subsidiaries, Spirit General OP Holdings, LLC, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its future limited partners under Delaware law and the partnership agreement of the Operating Partnership in connection with the management of the Operating Partnership. The fiduciary duties and obligations of Spirit General OP Holdings, LLC, as general partner of the Operating Partnership, and its future partners may come into conflict with the duties of the directors and officers of our company.
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
We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005, and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:

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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries ("TRS") will be subject to income tax as regular corporations in the jurisdictions in which they operate.
If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
The Operating Partnership is currently treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership or limited liability company as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.
TRS may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.
A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRS that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.
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
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.
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
Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our Real Estate Investment Portfolio

As of December 31, 2014, our gross investment in real estate and loans totaled approximately $8.04 billion, representing investments in 2,509 properties. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 2,364 properties, and the remaining 1.4% consisted primarily of commercial mortgage loans receivable secured by 145 real properties. Over 85.5% of our leases (based on rental revenues) as of December 31, 2014 are triple-net, under which the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Property Portfolio Information
Our diverse real estate portfolio at December 31, 2014 consisted of 2,364 owned properties:

•	leased to 454 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only 3 states each contributing more than 5% of our rental revenue;

•	operating in 27 different industries;

•	with an occupancy rate of 98.4%; and

•	with a weighted average remaining lease term of 10.8 years.
The following tables present the diversity of our portfolio and are calculated based on percentage of contractual rental revenue or total revenue as noted.
Diversification By Tenant
The following table lists the top 10 tenants of our owned real estate properties as of December 31, 2014:

Tenant (2)	Number of Properties	Total Square Footage (in thousands)	Percent of Total Revenue (1)
Specialty Retail Shops Holding Corp. (Shopko)	181	13,502	14.0%
Walgreen Company	67	969	3.7
84 Properties, LLC	109	4,118	3.1
Cajun Global, LLC (Church's Chicken)	201	257	2.3
Academy Sports + Outdoors	8	1,852	2.0
Alimentation Couche-Tard, Inc. (Circle K)	83	251	2.0
CVS Caremark	37	413	1.6
CarMax, Inc.	9	368	1.4
Carmike Cinemas, Inc.	13	625	1.3
Rite Aid Corp	30	357	1.3
Other	1,626	34,249	67.3
Total	2,364	56,961	100.0%

(1) Total revenue for the quarter ended December 31, 2014.
(2)  Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of December 31, 2014:

Industry	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
General Merchandise	228	14,841	15.9%
Restaurants - Casual Dining	389	2,505	9.8
Restaurants - Quick Service	546	1,473	7.5
Drug Stores / Pharmacies	134	1,739	6.8
Convenience Stores / Car Washes	210	743	6.5
Building Materials	177	5,750	5.6
Movie Theatres	44	2,178	5.1
Medical / Other Office	98	1,071	3.9
Distribution	17	4,077	3.8
Automotive Parts & Service	151	1,280	3.2
Grocery	49	1,846	3.1
Apparel	11	2,261	2.9
Home Furnishings	31	1,922	2.6
Health & Fitness	24	933	2.5
Education	41	1,054	2.4
Home Improvement	10	1,492	2.3
Sporting Goods	23	1,223	2.3
Automotive Dealers	22	657	2.3
Entertainment	10	661	1.9
Manufacturing	27	4,094	1.7
Specialty Retail	23	870	1.7
Consumer Electronics	16	1,270	1.5
Pet Supplies & Service	5	1,126	1.0
Office Supplies	20	546	1.0
Financial Services	4	422	*
Wholesale Clubs	3	355	*
Dollar Stores	41	449	*
Other	10	123	*
Total	2,364	56,961	100.0%

* Less than 1%
(1) Total rental revenue for the month ended December 31, 2014 for properties owned at December 31, 2014.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of December 31, 2014:

Asset Type	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
Retail	2,170	43,426	85.7%
Industrial	80	11,376	8.2
Office	114	2,159	6.1
Total	2,364	56,961	100.0%

(1) Total rental revenue for the month ended December 31, 2014 for properties owned at December 31, 2014.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of December 31, 2014:

Location	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
Texas	270	6,101	12.0%
Illinois	126	3,694	6.7
Wisconsin	63	5,047	5.5
Georgia	167	1,944	4.9
Florida	136	2,195	4.9
Ohio	127	2,144	4.3
California	49	1,065	3.5
Missouri	74	1,272	3.0
Minnesota	52	1,704	2.9
Tennessee	118	1,772	2.9
Indiana	80	1,493	2.8
North Carolina	66	1,517	2.7
South Carolina	47	1,024	2.7
Michigan	82	1,759	2.6
Alabama	103	818	2.5
Nebraska	21	1,972	2.4
Pennsylvania	71	1,657	2.3
Arizona	51	799	2.2
Kansas	40	973	2.1
Virginia	47	1,546	2.0
Colorado	29	774	1.6
Utah	16	1,494	1.5
Oklahoma	53	536	1.5
Idaho	17	1,235	1.5
New York	45	945	1.4
Washington	22	950	1.4
Massachusetts	8	1,390	1.3
Nevada	5	1,039	1.3

Location	Number of Properties	Total Square Footage (in thousands)	Percent of Total Rent (1)
New Mexico	33	330	1.2
Iowa	39	732	1.2
Kentucky	45	952	1.2
Oregon	13	364	1.0
Mississippi	34	410	*
Arkansas	35	643	*
Louisiana	30	315	*
New Hampshire	16	852	*
South Dakota	11	522	*
West Virginia	28	568	*
Maryland	22	409	*
New Jersey	13	463	*
Montana	7	512	*
North Dakota	5	250	*
Maine	26	79	*
Rhode Island	4	128	*
Connecticut	2	171	*
Wyoming	9	186	*
Delaware	3	86	*
Vermont	2	42	*
Virgin Islands	1	38	*
Alaska	1	50	*
Total properties owned	2,364	56,961	100.0%

* Less than 1%
(1) Total rental revenue for the month ended December 31, 2014 for properties owned at December 31, 2014.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of December 31, 2014. As of December 31, 2014, the weighted average remaining non-cancelable initial term of our leases (based on total rent) was 10.8 years. The information set forth in the table assumes that tenants exercise no renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Expiring Annual Rent (in thousands) (1)	Total Square Footage (in thousands)	Percent of Total Expiring Annual Rent
2015	47	$14,194	2,439	2.4%
2016	47	22,746	2,390	3.8
2017	63	19,515	2,021	3.3
2018	77	24,271	2,141	4.0
2019	117	22,900	2,376	3.8
2020	74	25,957	1,685	4.3
2021	193	43,345	4,839	7.2
2022	103	25,163	1,997	4.2
2023	89	34,832	3,274	5.8
2024	64	18,795	874	3.1
2025 and thereafter	1,453	347,633	30,978	58.1
Vacant	37	—	1,947	—
Total owned properties	2,364	$599,351	56,961	100.0%

(1) Total rental revenue for the month ended December 31, 2014 for properties owned at December 31, 2014 multiplied by twelve.

Item 3.     Legal Proceedings

From time-to-time, we may be subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.
In connection with the Merger, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland on March 5, 2013 against and purportedly on behalf of the Company captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al. The complaint named as defendants Spirit, the members of the board of directors of Spirit, the Operating Partnership, Cole II and Cole Operating Partnership II, LP ("Cole Operating Partnership"), and alleged that the directors of Spirit breached their fiduciary duties by engaging in an unfair process leading to the merger agreement, failing to disclose sufficient material information for pre-merger Spirit stockholders to make an informed decision regarding whether or not to approve the Merger, agreeing to a merger agreement at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the merger agreement, and engaging in self-interested and otherwise conflicted actions. The complaint alleged that the Operating Partnership, Cole II and the Cole Operating Partnership aided and abetted those breaches of fiduciary duty. The complaint sought a declaration that defendants had breached their fiduciary duties or aided and abetted such breaches and that the merger agreement was unenforceable, an order enjoining a vote on the transactions contemplated by the merger agreement, rescission of the transactions in the event they were consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.
On June 4, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the named defendants signed a memorandum of understanding providing for the release and dismissal of all asserted claims (the "Stipulation of Settlement"). Under the Stipulation of Settlement filed with the court on January 22, 2014 and approved by the court on September 5, 2014, all asserted claims were dismissed with prejudice. The final terms of the settlement, as approved by the court, did not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.    Mine Safety Disclosure
None.
PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record and Dividend Policy

Our common stock is traded on the NYSE under the symbol “SRC.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and distributions declared per share of common stock, for the periods indicated.

	Price Per Share
	of Common Stock (1)		Distributions
	High	Low	Declared (1)
2014
First quarter	$11.43	$9.83	$0.16625
Second quarter	11.49	10.62	0.16625
Third quarter	12.02	10.92	0.16625
Fourth quarter	12.02	11.06	0.17000
Total			$0.66875

2013
First quarter	$10.78	$9.06	$0.16406
Second quarter	12.11	8.94	0.16406
Third quarter	10.05	8.53	0.16406
Fourth quarter	10.50	9.12	0.16625
Total			$0.65843

(1) Share price and distributions declared prior to July 17, 2013 have been adjusted for the Merger.
The closing sale price per share of our common stock on February 20, 2015, as reported by the NYSE, was $12.47. As of February 20, 2015, there were approximately 3,800 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase equity securities during the fourth quarter of 2014.

Equity Compensation Plan Information

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on September 20, 2012 and ending on December 31, 2014, with stock prices retroactively adjusted for the 1.9048 merger exchange ratio ("Merger Exchange Ratio"). The graph assumes a $100 investment in each of the indices on September 20, 2012 and the reinvestment of all dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

The graph also shows the cumulative total returns of the S&P 500 Index and two industry peer groups. In order to provide a better comparison, we have replaced the Dow Jones REIT Index with the FTSE NAREIT US Equity REIT index for stockholder return purposes. The FTSE NAREIT US Equity REIT Index was chosen because we believe it provides a better comparison and benchmark against which to measure our stock performance. Applicable regulations require that both the new and old index be shown if the graph shows a different index from that used in the preceding year. We will not include the Dow Jones REIT Index in next year's performance graph.

	Period Ended
Index:	9/20/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014
Spirit Realty Capital, Inc.	$100	$121	$125	$136	$162	$175
S&P 500	$100	$98	$112	$130	$139	$148
NAREIT US Equity REIT Index	$100	$105	$112	$105	$121	$135
Dow Jones REIT Index	$100	$102	$107	$104	$122	$134

Item 6.    Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7."Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Our historical consolidated balance sheet data as of December 31, 2014 and 2013 and consolidated operating data for the years ended December 31, 2014, 2013, and 2012 have been derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and audited by Ernst & Young LLP. Our historical consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and our consolidated operating data for the years ended December 31, 2011 and 2010 have been derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

	(Dollars in thousands, except share and per share data)
	Years Ended December 31,
	2014 (1)	2013 (1)	2012	2011	2010
Operating Data:
Revenues:
Rentals	$574,456	$404,402	$266,567	$255,672	$255,148
Interest income on loans receivable	7,239	5,928	5,696	6,772	9,572
Earned income from direct financing leases	3,343	1,572	—	—	—
Tenant reimbursement income	13,085	5,637	—	—	—
Interest income and other	4,748	1,928	852	786	14,473
Total revenues	602,871	419,467	273,115	263,230	279,193
Expenses:
General and administrative	44,252	35,146	36,252	27,854	19,575
Litigation	—	—	—	—	22,282
Finance restructuring charges	13,022	717	—	—	—
Merger costs	—	56,644	—	—	—
Property costs	23,383	11,760	5,176	4,693	2,631
Real estate acquisition costs	3,631	1,718	1,054	553	—
Interest	220,070	179,267	156,220	169,343	172,500
Depreciation and amortization	247,966	164,054	104,984	103,179	103,409
Impairments (recoveries)	36,019	(185)	8,918	5,646	20,291
Total expenses	588,343	449,121	312,604	311,268	340,688
Income (loss) from continuing operations before other expense and income tax expense	14,528	(29,654)	(39,489)	(48,038)	(61,495)
Other (expense) income:
Loss on debt extinguishment	(64,750)	(2,405)	(32,522)	—	—
Gain on debt repurchases	—	—	—	—	9,455
Loss on sale of loans receivable	—	—	—	—	(12,565)

Total other expense	(64,750)	(2,405)	(32,522)	—	(3,110)
Loss from continuing operations before income tax expense	(50,222)	(32,059)	(72,011)	(48,038)	(64,605)
Income tax expense (benefit)	673	1,113	504	(60)	239
Loss from continuing operations	(50,895)	(33,172)	(72,515)	(47,978)	(64,844)
Discontinued operations: (2)
Income (loss) from discontinued operations	3,368	(2,077)	(369)	(13,149)	(21,302)
Gain (loss) on dispositions of assets	488	36,926	(3,349)	(2,736)	(391)
Income (loss) from discontinued operations	3,856	34,849	(3,718)	(15,885)	(21,693)
(Loss) income before dispositions of assets	(47,039)	1,677	(76,233)	(63,863)	(86,537)
Gain on dispositions of assets	13,240	—	—	—	—
Net (loss) income	(33,799)	1,677	(76,233)	(63,863)	(86,537)
Less: preferred dividends	—	—	(63)	(16)	(15)
Net (loss) income attributable to common stockholders	$(33,799)	$1,677	$(76,296)	$(63,879)	$(86,552)
Net (loss) income per share of common stock—basic and diluted:
Continuing operations	$(0.10)	$(0.14)	$(0.92)	$(0.97)	$(1.32)
Discontinued operations	0.01	0.14	(0.05)	(0.33)	(0.44)
Net (loss) income per share attributable to common stockholders—basic and diluted	$(0.09)	$0.00	$(0.97)	$(1.30)	$(1.76)
Weighted average common shares outstanding:
Basic and diluted common shares (3)	386,809,746	255,020,565	78,625,102	49,265,701	49,265,701

(1) As a result of the Merger completed on July 17, 2013, Operating Data includes the results of operations from the acquired properties for less than half a year in 2013 and for a full year in 2014.
(2) Includes gains, losses and results of operations from all property dispositions and from properties classified as held for sale at the end of the period for all periods prior to 2014. During 2014, only those properties classified as held for sale as of December 31, 2013 are reported as discontinued operations and will continue to be reported as such until they are disposed of.

(3) Historical weighted average number of shares of common stock outstanding (basic and diluted) have been adjusted for the Merger Exchange Ratio. No potentially dilutive securities were included as their effect would be anti-dilutive on results from continuing operations.

	(Dollars in thousands)
	Years Ended December 31,
	2014 (1)	2013 (1)	2012	2011	2010
Balance Sheet Data (end of period):
Gross investments including related lease intangibles	$8,044,363	$7,235,732	$3,654,925	$3,582,870	$3,610,834
Net investments	7,317,560	6,743,439	3,119,608	2,867,302	2,979,496
Cash and cash equivalents	176,181	66,588	73,568	49,536	88,341
Total assets	8,017,001	7,231,045	3,247,677	3,231,561	3,396,842
Debt obligations, net	4,369,634	3,778,218	1,894,878	2,627,146	2,730,994
Total liabilities	4,698,900	4,113,011	1,994,234	2,705,201	2,806,741
Total stockholders' equity (2)	3,318,101	3,118,034	1,253,443	526,360	590,101

Other Data:
FFO (3)	$236,490	$139,487	$52,830	$69,766	$70,548
AFFO (3)	$320,785	$208,853	$119,248	$99,574	$113,206
Number of properties in investment portfolio	2,509	2,186	1,207	1,153	1,161
Owned properties occupancy at period end (based on number of properties)	98%	99%	99%	98%	96%

(1) As a result of the Merger completed on July 17, 2013, Balance Sheet Data and Other Data include the impact of the acquired properties for the years ended December 31, 2013 and 2014.

(2) Stockholders’ equity for the year ended December 31, 2012 includes the issuance of 33.35 million shares of our common stock in connection with the IPO.

(3) We calculate funds from operations ("FFO") in accordance with the standards established by the National Association of Real Estate Trusts. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. Adjusted FFO (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs. The following table sets forth a reconciliation of our FFO and AFFO to net income (loss), the nearest GAAP equivalent for the periods presented.

	(Dollars in thousands)
	Years Ended December 31,
	2014	2013	2012	2011	2010

Net (loss) income attributable to common stockholders (1)	$(33,799)	$1,677	$(76,296)	$(63,879)	$(86,552)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	247,587	163,874	104,929	103,086	103,237
Discontinued operations	—	3,545	7,116	8,691	10,239
Portfolio impairment
Continuing operations	36,013	183	9,098	2,546	18,771
Discontinued operations	417	7,134	4,634	16,586	24,462
Realized (gain) loss on sales of real estate (2)	(13,728)	(36,926)	3,349	2,736	391
Total adjustments	270,289	137,810	129,126	133,645	157,100

Funds from operations (FFO) attributable to common stockholders	$236,490	$139,487	$52,830	$69,766	$70,548
Add/(less):
Loss (gain) on debt extinguishment
Continuing operations	64,750	2,405	32,522	—	—
Discontinued operations	—	(1,028)	—	—	—
Loss on derivative instruments related to term note extinguishment	—	—	8,688	1,025	—
Expenses incurred to secure lenders’ consents to the IPO	—	—	4,743	374	—
Expenses incurred to amend term note	—	—	—	7,226	—
Litigation	—	—	—	151	22,282

Cole II merger related costs (5)	—	66,700	—	—	—
Finance restructuring charges	13,022	717	—	—	—
Real estate acquisition costs	3,631	1,718	1,054	553	—
Non-cash interest expense	5,175	8,840	16,495	22,704	19,554
Non-cash revenues	(16,732)	(18,755)	(3,015)	(2,225)	(2,288)
Accrued interest on defaulted loans	3,103	—	—	—	—
Non-cash compensation expense	11,346	8,769	5,931	—	—
Other expense (income)	—	—	—	—	3,110
Total adjustments to FFO	84,295	69,366	66,418	29,808	42,658

Adjusted funds from operations (AFFO) attributable to common stockholders	$320,785	$208,853	$119,248	$99,574	$113,206
FFO per share of common stock
Diluted (3)	$0.61	$0.54	$0.57	$1.42	$1.43
AFFO per share of common stock
Diluted (4)	$0.82	$0.81	$1.14	$2.02	$2.30
Weighted average shares of common stock outstanding:
Basic	386,809,746	255,020,565	78,625,102	49,265,701	49,265,701
Diluted	387,585,580	255,210,757	112,509,283	49,265,701	49,265,701
(1) Amount is net of distributions paid to preferred stockholders.
(2) Includes amounts related to discontinued operations.
(3)    FFO per share for the years ended December 31, 2014 and 2013 deducts dividends paid to participating stockholders of $1,099 and $1,291, respectively, in its computation. Earnings per share for 2012 adds back cash and non-cash interest savings under the "if converted method" of $11,578 for assumed conversion of the term note in the computation of diluted earnings per share.

(4)    AFFO per share for the years ended December 31, 2014 and 2013 deducts dividends paid to participating stockholders of $1,099 and $1,291, respectively, in its computation. Earnings per share for 2012 adds back cash interest savings under the "if converted method" of $9,020 for assumed conversion of the term note in the computation of diluted earnings per share.

(5) Includes $10.1 million of interest expense charges related to the Merger.

Annualized Adjusted EBITDA and Leverage

	December 31,
	2014	2013
Revolving credit facilities	$15,181	$35,120
Mortgages and notes payable, net	3,658,496	3,743,098
Convertible Notes	695,957	—
	4,369,634	3,778,218
Add/(less):
Preferred stock	—	—
Unamortized debt discount/(premium)	51,586	(1,669)
Cash and cash equivalents	(176,181)	(66,588)
Cash collateral deposits for the benefit of lenders classified as other assets	(29,483)	(16,927)
Total adjustments	(154,078)	(85,184)
Adjusted Debt (1)	$4,215,556	$3,693,034

	Three Months Ended December 31,
	2014	2013
Net income (loss) attributable to common stockholders	$34,113	$43,586
Add/(less):
Interest	56,144	52,890
Depreciation and amortization (2)	63,380	59,263
Income tax expense	87	168
Total adjustments	119,611	112,321
Earnings before interest, income tax, and depreciation and amortization expenses ("EBITDA")	$153,724	$155,907
Add/(less): (2)
Merger related costs	—	16
Finance restructuring costs	—	717
Real estate acquisition costs	1,259	1,030
Impairments	(5,631)	1,282
Losses / (gains) on sales of assets	(11,557)	(35,700)
Losses on debt extinguishment	254	2,405
Total adjustments to EBITDA	(15,675)	(30,250)
Adjusted EBITDA (3)	$138,049	$125,657
Annualized Adjusted EBITDA (4)	$552,196	$502,628

Leverage (5) (Adjusted Debt / Annualized Adjusted EBITDA)	7.6	7.3

(1) Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to include preferred stock and exclude unamortized debt discount, as further reduced for cash and cash equivalents and cash collateral deposits retained by lenders. We believe that including preferred stock in Adjusted Debt is appropriate because it is an equity security that has properties of a debt instrument not possessed by common stock. Additionally, by excluding unamortized debt discount, cash and cash equivalents, and cash collateral deposits retained by lenders, the result provides an estimate of the contractual amount of borrowed capital to be repaid which we believe is a beneficial disclosure to investors.

(2) Adjustments include all amounts charged to continuing and discontinued operations.

(3) Adjusted EBITDA represents EBITDA, modified to include other adjustments to GAAP net income (loss) attributable to common stockholders for Merger costs, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that are not considered to be indicative of our on-going operating performance. We exclude these items as they are not key drivers in our investment decision making process. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which may cause short-term fluctuations in net income, but are not indicative of overall long-term operating performance, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance.

(4) Annualized Adjusted EBITDA is calculated by multiplying Adjusted EBITDA for the quarter by four.
(5) Leverage is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments. We calculate Leverage by dividing Adjusted Debt by Annualized Adjusted EBITDA. The utility of Leverage should be considered as a supplemental measure of the level of risk that stockholder value may be exposed to.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Spirit Realty Capital, Inc. is a self-administered and self-managed REIT that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis to tenants operating within retail, office and industrial property types. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants.
We generate our revenue primarily by leasing our properties to our tenants. As of December 31, 2014, our undepreciated gross investment in real estate and loans totaled approximately $8.04 billion, representing investment in 2,509 properties, including properties securing our mortgage loans. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 2,364 properties, and the remaining 1.4% consisted primarily of commercial mortgage loans receivable secured by 145 real properties.
Our operations are carried out through the Operating Partnership, a Delaware limited partnership. Spirit General OP Holdings, LLC, one of our wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. Spirit Realty Capital, Inc. and one of its wholly-owned subsidiaries are the only limited partners, and together own the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.

2014 Highlights

For the year ended December 31, 2014:

•	Increased revenues to $602.9 million, compared to $419.5 million for the year ended December 31, 2013.

•	Produced FFO of $0.61 per diluted share, AFFO of $0.82 per diluted share and net loss of $(0.09) per share.

•	Generated $121.2 million in gross sales proceeds by selling 38 properties at a weighted average cap rate of 7.59% with a weighted average remaining lease term of 9.1 years.

•
Acquired 361 properties for a gross investment of $971.7 million, including follow-on investments, in 82 real estate transactions with a weighted average initial cash yield of 7.55% and a weighted average remaining lease term of 15.7 years.

•	Strengthened our balance sheet and acquisition capacity:

◦	Issued $402.5 million of 2.875% Convertible Senior Notes due 2019 and $345.0 million of 3.75% Convertible Senior Notes due 2021, resulting in net proceeds of approximately $726.2 million.

◦	Completed an underwritten public offering of 26.45 million shares of our common stock, resulting in net proceeds of approximately $271.2 million.

◦
Completed an exchange offer for $912.4 million outstanding principal balance of net-lease mortgage notes issued under our Spirit Master Funding Program, with a blended coupon rate of 5.602%, a weighted average life of 6.5 years and a rating of "A+" by S&P.

◦
Issued $510.0 million aggregate principal amount of net-lease mortgage notes under our Spirit Master Funding Program with a blended coupon rate of 4.42%, a weighted average life of 9.4 years and a rating of "A+" by S&P.

◦
Established an ATM Program allowing for the periodic sale of our common stock, pursuant to which we sold 14.4 million shares of our common stock, resulting in net proceeds of approximately $163.8 million.

◦	Extinguished $583.8 million of debt with a weighted average interest rate of 6.41%.
Factors that May Influence Our Operating Results

Acquisitions
Our principal line of business is acquiring commercial real estate properties and leasing these properties to our tenants. Our ability to grow revenue and produce superior risk adjusted returns will principally depend on our ability to acquire additional properties that meet our investment criteria at a yield sufficiently in excess of our cost of capital. We primarily focus on opportunities to acquire attractive commercial real estate by providing capital to small and middle-market companies that we conclude have stable and proven operating histories and attractive credit characteristics, but lack the access to capital that large companies often have. Small and middle-market companies are often willing to enter into leases with structures and terms that we consider appealing (such as master leases and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments. In the year ended December 31, 2014, we acquired 361 properties for a gross investment of $971.7 million in 82 real estate transactions, including follow-on investments, with a weighted average initial cash yield of 7.55% and a weighted average remaining lease term of 15.7 years, as compared to 194 properties for a gross investment of $408.6 million in 40 real estate transactions with a weighted average initial cash yield of 7.92% and a weighted average remaining lease term of 16.8 in the year ended December 31, 2013. The increase in our acquisition activity was primarily attributable to our being an active acquirer throughout the 2014 calendar year, after having spent a substantial portion of 2013 focusing our human and capital resources on the Merger transactions and integration of the acquired portfolio.

Operationally Essential Real Estate with Relatively Long-Term Leases

We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of December 31, 2014 was 10.8 years (based on rental revenue). Approximately 17.3% of our leases (based on rental revenue) as of December 31, 2014 will expire prior to January 1, 2020.

Portfolio Diversification

Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant or more than 2.5% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the United States without significant geographic concentration. While we consider the foregoing when making investments, we have opportunistically made investments in the past that do not meet one or more of these criteria and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive.

We believe that our experience, in-depth market knowledge and extensive network of long-standing relationships in the real estate industry will continue to provide us access to an ongoing pipeline of attractive acquisitions. However, because we primarily use external financing to fund acquisitions, periods of volatility in the credit and capital markets that negatively affect the amounts, sources and cost of capital available to us could force us to limit our acquisition activity. Additionally, to the extent that we access capital at a higher cost (reflected in higher interest rates for debt financing or lower stock price for equity financing), our financial results could be adversely affected.

Our Leases
Rent Escalators
Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on total rental revenue) containing rent escalators increased to approximately 89% as of December 31, 2014 compared to approximately 86% as of December 31, 2013. This increase was primarily attributable to the vast majority of the properties acquired during the year ended December 31, 2014, were under triple-net leases.

Master Lease Structure

Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. We had 105 active master leases with properties ranging from two to 191 and a weighted average non-cancelable remaining lease term (based on rental revenue) of 13.6 years as of December 31, 2014 compared to 76 active master leases with properties ranging from two to 191 and a weighted average non-cancelable remaining lease term (based on rental revenue) of 12.4 years as of December 31, 2013. This increase was primarily attributable to the acquisition of 230 properties under 25 master leases during 2014 with a weighted average lease term of 17.7 years. Master lease revenue contributed approximately 45% of our rental revenues in the year ended December 31, 2014 compared to approximately 42.8% of our rental revenues in the year ended December 31, 2013. One master lease, consisting of 112 properties, contributed 12.3% of our rental revenues in the year ended December 31, 2014 and 12.9% to our rental revenues in the year ended December 31, 2013. Our smallest master lease, consisting of two properties, contributed less than 1% to our rental revenues in each of the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the majority of our master leases include between two and eight properties.

Triple-Net Leases

Our leases are predominantly triple-net which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. As a result of our Merger, we acquired a limited number of single and double-net leases where we initially incur property expenses for which we are ultimately reimbursed by the tenant, subject to certain caps and limitations as provided in the leases. We occasionally enter into leases, or acquire properties with existing leases, pursuant to which we retain responsibility for the costs of structural repair, maintenance and certain other property costs. Although such leases have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively impact our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for expenses that our tenants are currently required to pay. As of December 31, 2014, approximately 85.5% of our properties (based on rental revenue) are subject to triple-net leases.

Impact of Inflation

Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Since tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not adversely affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expense, which could increase our exposure to inflation. Additionally, our leases generally provide for rent escalators designed to mitigate the effects of inflation over a lease’s term. However, since some of our leases do not contain rent escalators and many that do limit the amount by which rent may increase, any increase in our rental revenue may not keep up with the rate of inflation.

Asset Management

The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rent due, renew expiring leases or re-lease space upon expiration or other termination, lease currently vacant properties and maintain or increase rental rates, all of which could be negatively impacted by adverse economic conditions, particularly those that affect the markets in which our properties are located, downturns in our tenants’ industries, increased competition for our tenants at our property locations, or the bankruptcy of one or more of our tenants. We seek to manage these risks by using our developed underwriting and risk management processes to structure and manage our portfolio.

Active Management and Monitoring of Risks Related to Our Investments

We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis, and approximately 64.3% of our leases as of December 31, 2014 require the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an estimated default frequency and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. We also review current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate the risks above, and preserve the long-term return on our invested capital. We continuously monitor our underperforming and non-performing properties for potential re-lease or disposition which may trigger impairment charges when the expected future cash flows from these properties are less than their net book value. Since our inception, our occupancy has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010. The percentage of our properties (based on number of properties) that were occupied decreased slightly to approximately 98.4% as of December 31, 2014 from approximately 99.0% as of December 31, 2013.

We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. In the year ended December 31, 2014, we reduced our tenant concentrations, with no tenant exceeding 4.0% of our total revenues in the year ended December 31, 2014 compared to 4.5% in the year ended December 31, 2013, and no one single property contributing more than 1.6% of our rental revenue in the year ended December 31, 2014 compared to 1.8% in the year ended December 31, 2013, in each case excluding Shopko. Shopko is our most significant tenant, representing 14.0% and 19.7% of our total revenue in the years ended December 31, 2014 and 2013, respectively. We lease 181 properties to Shopko, 179 of which are under three master leases that had a weighted average non-cancelable remaining lease term of approximately 14.7 years and 11.8 years as of December 31, 2014 and 2013, respectively. Because a significant portion of our revenue is derived from rental revenue received from Shopko, defaults, breaches or delays in rent payments by Shopko may materially and adversely affect us.

In June 2014, we released 112 Shopko properties (relating to a single master lease) from the security liens under a master loan agreement through the defeasance of an aggregate loan principal balance of approximately $488.7 million. In December 2014, we amended one of the master leases concerning these 112 properties to permit us to sell properties or sub-portfolios leased thereunder as well extend the weighted average lease term by approximately five years to 15.9 years. The total annual rent of $74.7 million under the master lease remained unchanged by the amendment; however, future sales of Shopko properties would reduce the individual rents thereunder. In connection with the amendment to the master lease, we made a one-time payment of $18.8 million to Shopko which will be amortized as a reduction to rental revenue over the remaining lease term. Any below market rent intangibles related to the properties for which the lease term was extended were written off as of December 31, 2014, resulting in a $9.8 million reduction to total impairment charges in our consolidated results of operations. We also agreed to pay to Shopko $50,000 for each property to which we assign our rights under the amended master lease, with such payment due at the time of the respective assignment.

Capital Recycling

We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, tenant operation type (e.g., industry, sector, or concept/brand), and asset zoning, as well as potential capital appreciation, potential uses of proceeds and tax considerations. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable built-in gains on the dispositions, if any, for federal and state income tax purposes.

The timing of any potential dispositions, including the disposition of any Shopko properties, will depend on market conditions and other factors, including but not limited to our capital needs and ability to defer some or all of the taxable gains on the sales. We can provide no assurance that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges. Furthermore, we can provide no assurance that we will deploy the proceeds from future dispositions in a manner that produces comparable or better yields.

Capital Funding

Our principal demands for funds are for property acquisitions, payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from our leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We generally fund the acquisition of real estate utilizing asset level financing or by issuing debt or equity securities.
Capital Structure

As of December 31, 2014, we had an approximately $4.42 billion principal balance outstanding consisting primarily of $3.66 billion of non-recourse mortgage indebtedness, $747.5 million of unsecured Convertible Notes and the borrowing capacity under our $400.0 million Credit Facility and $40.0 million Line of Credit (each defined in “Liquidity and Capital Resources - Description of Certain Debt” below). Our non-recourse mortgage indebtedness is comprised of $1.84 billion and $110.7 million of fixed and variable-rate CMBS, respectively, and $1.71 billion in securitized net-lease mortgage notes under our Spirit Master Funding Program. Approximately $2.30 billion of our outstanding principal indebtedness is fully or partially amortizing, providing for an ongoing reduction in principal prior to maturity. Prior to January 1, 2018, contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $91.4 million and we have $1.45 billion of balloon payments due at maturity under a number of different loans. As of December 31, 2014, we had $400.0 million and $24.8 million available under the Credit Facility and Line of Credit, respectively. These revolving credit facilities provide for financial flexibility to help fund future acquisitions and for general corporate purposes.

Interest Costs

As of December 31, 2014, the weighted average stated interest rate on our fixed and variable-rate debt under our CMBS and Master Trust Notes, excluding the amortization of deferred financing costs and debt discounts, was approximately 5.03%. The weighted average stated rate of our unsecured Convertible Notes as of December 31, 2014 was 3.28%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of 11 mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.55% on a significant portion of this variable rate debt. We amortize on a non-cash basis the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the year ended December 31, 2014, non-cash interest expense recognized on our revolving credit facilities, mortgages and notes payable and Convertible Notes totaled approximately $5.2 million. Any changes to our debt structure, including borrowings under the $400.0 million Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Changing interest rates will increase or decrease the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.

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

Real Estate Investments
Revenue Recognition
We lease real estate to our tenants under long-term, triple-net leases that are primarily classified as operating leases. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Under certain leases, tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers. Tenant receivables are carried net of the allowances for uncollectible amounts.
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
Lease termination fees are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met and are included in interest income and other on our consolidated statements of operations.
Purchase Accounting and Acquisition of Real Estate; Property Held for Sale
When acquiring a property for investment purposes, we allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values and acquisition costs are expensed as incurred. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result of our pre-acquisition due diligence and its marketing and leasing activities. Property classified as held for sale is recorded at the lower of its carrying value or its fair value less anticipated selling costs.

Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in our consolidated statements of operations.
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
Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. We have early adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and have applied the provisions prospectively. Properties that were reported as held for sale as of December 31, 2013, will continue to be reported under the prior standards and any gains or losses from the disposition of these properties or operating results will continue to be presented in discontinued operations until they are disposed of.
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

Loans Receivable
In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage loans receivable. Mortgage loans are secured by single-tenant, operationally essential real estate. The loans are carried at cost, including related unamortized premiums.
Revenue Recognition
Interest income on mortgage loans is recognized using the effective interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related loans using the effective interest method. A loan is placed on non-accrual status when the loan has become 60 days past due or earlier if we believe full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received.
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
Income Taxes
Our REIT Status
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed to our stockholders that we derive from our REIT qualifying activities. We are still subject to state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
Our TRS
We have elected, together with certain of our subsidiaries, to treat such subsidiaries as our TRS for federal income tax purposes. A taxable REIT subsidiary generally may provide both customary and non-customary services to tenants of its parent REIT and engage in other activities that the parent REIT may not engage in directly without adversely affecting its qualification as a REIT. Currently, our TRS do not provide any services to our tenants or conduct other material activities. However, one or more TRS of ours may in the future provide services to certain of our tenants. We may form additional taxable REIT subsidiaries in the future, and we may contribute some or all of our interests in certain wholly-owned subsidiaries or their assets to a TRS of ours. Any income earned by our TRS will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our TRS generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Historically, we have not actively pursued or engaged in material activities that would require the use of our TRS.
Share-Based Compensation
Under our Incentive Award Plan (the “Plan”), we may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. Awards granted under the Plan may require service-based vesting over a period of years subsequent to the grant date and resulting equity-based compensation expense, measured at the fair value of the award on the date of grant, will be recognized as an expense in our consolidated financial statements over the vesting period.

Results of Operations
Comparison of the Year Ended December 31, 2014 to 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2014	2013	Change	%
	(in thousands)
Revenues:
Rentals	$574,456	$404,402	$170,054	42.1%
Interest income on loans receivable	7,239	5,928	1,311	22.1%
Earned income from direct financing leases	3,343	1,572	1,771	112.7%
Tenant reimbursement income	13,085	5,637	7,448	132.1%
Interest income and other	4,748	1,928	2,820	146.3%
Total revenues	602,871	419,467	183,404	43.7%
Expenses:
General and administrative	44,252	35,146	9,106	25.9%
Finance restructuring charges	13,022	717	12,305	NM
Merger costs	—	56,644	(56,644)	NM
Property costs	23,383	11,760	11,623	98.8%
Real estate acquisition costs	3,631	1,718	1,913	111.4%
Interest	220,070	179,267	40,803	22.8%
Depreciation and amortization	247,966	164,054	83,912	51.1%
Impairment (recoveries)	36,019	(185)	36,204	NM
Total expenses	588,343	449,121	139,222	31.0%
Income (loss) from continuing operations before other expense and income tax expense	14,528	(29,654)	44,182	149.0%
Other expense:
Loss on debt extinguishment	(64,750)	(2,405)	(62,345)	NM
Total other expense	(64,750)	(2,405)	(62,345)	NM
Loss from continuing operations before income tax expense	(50,222)	(32,059)	(18,163)	(56.7)%
Income tax expense	673	1,113	(440)	(39.5)%
Loss from continuing operations	$(50,895)	$(33,172)	$(17,723)	(53.4)%
Revenues
For the year ended December 31, 2014, 95.8% of our total revenues were generated from long-term leases of our owned properties. Total revenue increased by $183.4 million to $602.9 million for the year ended December 31, 2014 as compared to $419.5 million for same period in 2013. As more fully described below, the increase in revenue was due primarily to $136.7 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $971.7 million of non-Merger real estate investments subsequent to December 31, 2013 and contractual rent increases, net of $117.8 million of gross investment related to properties sold in 2014.

Rentals

Rental revenue increased by $170.1 million to $574.5 million for the year ended December 31, 2014 as compared to $404.4 million for the same period in 2013. The increase was primarily attributable to $123.1 million of rental income generated from properties acquired in the Merger. Additionally, the acquisition of 361 properties with a gross investment value of $971.7 million and contractual rent increases on our existing leases, further contributed to the increase. During the third quarter of 2013, the Company recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance. This change of estimate during the prior period partially offset the increase in rental revenues attributable to our 2014 property acquisition activity noted above.

Rental revenue attributable to the amortization of non-cash rent for the year ended December 31, 2014 and 2013 was $19.3 million and $20.1 million, respectively, representing approximately 3.4% and 5.0% of total rental revenue from continuing operations for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, 98.4% of our owned properties were occupied (based on number of properties). The majority of our non-performing leases were in the restaurant and manufacturing industries. At December 31, 2014 and 2013, 37 and 21 of our properties, representing approximately 1.6% and 1.0%, respectively, of our owned properties, were vacant and not generating rent. The increase in the number of vacant properties is primarily attributable to the bankruptcy of two tenants under two master leases comprising 17 properties within the restaurant and manufacturing industries. Eight of our vacant properties were held for sale as of December 31, 2014.
Interest income on loans receivable and other income
Interest income on loans receivable increased by $1.3 million to $7.2 million for the year ended December 31, 2014 as compared to $5.9 million for the same period in 2013. The increase was attributable to $3.3 million of additional income from loans receivable acquired in the Merger, which was partially offset by the decrease in income as a result of the prepayment of six notes totaling $11.4 million during 2013, as well as scheduled maturities and a reduction in interest amortization subsequent to December 31, 2013.
In connection with the Merger, the Company acquired a number of properties accounted for as direct financing leases which generated earned income of $3.3 million for the year ended December 31, 2014. During the year ended December 31, 2013, these properties were in our portfolio for less than half a year and generated earned income of $1.6 million.
Tenant reimbursement income recorded for the year ended December 31, 2014 of $13.1 million is offset by expenses recorded under property costs related to certain non-triple net properties acquired in the Merger. During the year ended December 31, 2013, tenant reimbursement income of $5.6 million was recognized on certain properties acquired in the Merger for less than half a year.
Interest income and other contributed $4.7 million and $1.9 million for the year ended December 31, 2014 and 2013, respectively. The increase is primarily attributable to income of $2.7 million from a legal settlement associated with the resolution of a dispute with a tenant during 2014. During the same period in 2013, $0.9 million was attributable to a lease termination fee received from a tenant.
Expenses
General and administrative

General and administrative expenses increased $9.1 million to $44.3 million for the year ended December 31, 2014, as compared to $35.1 million for the same period in 2013. During the year ended December 31, 2014, we incurred higher compensation and related benefits of $5.8 million due primarily to higher non-cash stock compensation of $2.7 million and higher wages and employee benefits of $2.2 million due to hiring additional personnel subsequent to the Merger and servicing our expanded portfolio. Professional fees for accounting, tax, consulting and other outside services increased $1.2 million during 2014, primarily due to higher costs incurred for compliance and consulting fees resulting from the integration of the net assets acquired in the Merger. In addition, during the year ended December 31, 2014, $1.7 million of CAM receivables acquired in the Merger were deemed uncollectible and written off to bad debt expense. These increases in 2014 were partially offset by lower corporate legal costs and a reduction in the use of temporary employment services.

Finance restructuring charges

In connection with the Exchange Offer, we incurred costs of approximately $13.0 million during the year ended December 31, 2014, which include legal, accounting and financial advisory services, and other third-party expenses. We incurred $0.7 million of such costs during the same period during the fourth quarter of 2013.

Merger related costs

During the year ended 2013, the Company incurred Merger related costs of approximately $56.6 million. These costs included legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses. Merger related costs represent costs incurred specifically to consummate the Merger transaction and no such costs were incurred during the same period in 2014. Costs incurred to integrate the net assets acquired in the Merger are reflected in general and administrative expenses.
Property costs
Property costs increased $11.6 million to $23.4 million for the year ended December 31, 2014, as compared to $11.8 million for the same period in 2013. Of this increase, $10.8 million is attributable to the year-over-year reimbursable costs incurred on non-triple-net leases acquired in the Merger during the second half of 2013. The remaining increase is mostly attributable to higher insurance premiums, legal fees, and repair and maintenance costs associated with managing the expanded portfolio.
Interest
Interest expense increased by $40.8 million to $220.1 million for the year ended December 31, 2014, as compared to $179.3 million for the same period in 2013. The increase in interest expense was primarily due to the assumption of debt of $1.8 billion in connection with our Merger on July 17, 2013. Additionally, interest expense increased as a result of our $747.5 million second quarter 2014 Convertible Notes Offering and $330.0 million December 2013 net-lease mortgage notes offering. These increases were offset by the extinguishment of $583.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.41% during the year ended December 31, 2014.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Years Ended December 31,
	2014	2013
	(in thousands)
Interest expense – revolving credit facilities (1)	$3,597	$3,037
Interest expense – mortgages and notes payable	196,246	157,903
Interest expense – Convertible Notes	15,046	—
Interest expense – other	6	475
Amortization of deferred financing costs (2)	5,899	13,188
Amortization of net losses related to interest rate swaps	125	11
Amortization of debt (premium)/discount, net	(849)	4,653
Total interest expense	$220,070	$179,267

(1) Includes interest expense associated with non-utilization fees of approximately $1.2 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.
(2) Includes $9.5 million arising from financing commitments related to the Merger for the year ended December 31, 2013.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $83.9 million to $248.0 million for the year ended December 31, 2014, as compared to $164.1 million for the same period in 2013. Of the total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to $971.7 million of investments throughout 2014. The following table summarizes our depreciation and amortization expense from continuing operations:

	Years Ended December 31,
	2014	2013
	(in thousands)
Depreciation of real estate assets	$194,383	$130,285
Other depreciation	379	180
Amortization of lease intangibles	53,204	33,589
Total depreciation and amortization	$247,966	$164,054

Impairments

During the year ended December 31, 2014, we recorded impairment losses of $36.0 million. These charges included $18.6 million on the impairment of 19 properties that were held for sale, including two non-core multi-tenant properties, and $22.7 million of impairment on twelve properties which were underperforming. Of the twelve underperforming properties, seven were in the manufacturing industry relating to one original tenant, three were in the quick service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry. In addition during the year ended December 31, 2014, lease intangible write-offs resulted in a net credit to impairment of $4.8 million primarily due to the write-off of below market rent intangible liabilities following the amendment to the Shopko master lease. Beginning January 1, 2014, as a result of our adoption of ASU 2014-08, impairment losses incurred on properties classified as held for sale are prospectively reported in continuing operations. Impairment losses incurred on properties that were held for sale at or prior to December 31, 2013, are and will continue to be reflected in discontinued operations during those periods. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. The disposition or re-leasing of non-performing or underperforming properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value.

The following summarizes our impairment loss (recovery) from continuing operations:

	Years Ended December 31,
	2014	2013
	(in thousands)
Real estate and intangible asset impairment	$40,311	$182
Write-off of lease intangibles due to lease terminations, net	(4,820)	—
Loan receivable impairment recovery	—	(367)
Other impairment	528	—
Total impairment loss (recovery)	$36,019	$(185)
Other expense

During the year ended December 31, 2014, we recorded a loss on debt extinguishment of $64.8 million, which is recorded in other expense. The loss on debt extinguishment was related to the retirement of certain senior mortgage notes payable with an aggregate principal balance of $583.8 million. The loss on debt extinguishment was primarily the result of costs incurred related to the Shopko defeasance. During the year ended December 31, 2013, we recognized a loss on debt extinguishment of $2.4 million.

Income tax expense
Income tax expense decreased $0.4 million to $0.7 million for the year ended December 31, 2014, as compared to $1.1 million for the same period in 2013. The decrease was primarily attributable to the deferred state tax expense recognized in 2013 from our Merger and the state built-in gain tax recognized in 2013 related to one property sale.

Discontinued operations
As a result of our adoption of ASU 2014-08, the properties that were reported as held for sale as of December 31, 2013, will continue to be reported under the prior standards and will be presented in discontinued operations until they are disposed of. The presentation of prior periods reflect accounting treatment under the previous standard in which gains, losses and operations from all property dispositions during a period or from properties classified as held for sale at the end of the period, were reclassified to and reported as part of “discontinued operations.”
We recognized income from discontinued operations of $3.9 million and $34.8 million for the years ended December 31, 2014 and 2013, respectively. For 2014, $2.9 million of the income was attributable to the receipt of a lease termination fee related to a property that was sold. The 2013 income included a $35.5 million gain attributable to the sale of a large non-core property. Non-cash impairment charges included in income from discontinued operations for the years ended December 31, 2014 and 2013 were $0.4 million and $7.1 million, respectively.

Results of Operations
Comparison of the Year Ended December 31, 2013 and 2012
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2013	2012	Change	%
	(in thousands)
Revenues:
Rentals	$404,402	$266,567	$137,835	51.7%
Interest income on loans receivable	5,928	5,696	232	4.1%
Earned income from direct financing leases	1,572	—	1,572	NM
Tenant reimbursement income	5,637	—	5,637	NM
Interest income and other	1,928	852	1,076	126.3%
Total revenues	419,467	273,115	146,352	53.6%
Expenses:
General and administrative	35,146	36,252	(1,106)	(3.1)%
Finance restructuring charges	717	—	717	NM
Merger costs	56,644	—	56,644	NM
Property costs	11,760	5,176	6,584	127.2%
Real estate acquisition costs	1,718	1,054	664	63.0%
Interest	179,267	156,220	23,047	14.8%
Depreciation and amortization	164,054	104,984	59,070	56.3%
Impairment (recoveries)	(185)	8,918	(9,103)	(102.1)%
Total expenses	449,121	312,604	136,517	43.7%
Loss from continuing operations before other expense and income tax expense	(29,654)	(39,489)	9,835	24.9%
Other expense:
Loss on debt extinguishment	(2,405)	(32,522)	30,117	92.6%
Total other expense	(2,405)	(32,522)	30,117	92.6%
Loss from continuing operations before income tax expense	(32,059)	(72,011)	39,952	55.5%
Income tax expense	1,113	504	609	120.8%
Loss from continuing operations	(33,172)	(72,515)	39,343	54.3%

Revenues
For the year ended December 31, 2013, approximately 96.8% of our total revenues were generated from long-term leases of our owned properties. Total revenue increased by $146.4 million to $419.5 million for the year ended December 31, 2013 as compared to $273.1 million for same period in 2012. As more fully described below, the increase in revenue was due primarily to $116.4 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $422.5 million of non-Merger real estate investments including capital expenditures subsequent to December 31, 2012 and contractual rent escalations on our owned real estate properties.

Rentals

Rental revenue increased by $137.8 million to $404.4 million for the year ended December 31, 2013 as compared to $266.6 million for the same period in 2012. The increase was primarily attributable to $109.5 million of rental income generated from properties acquired in the Merger. Since the Merger was completed on July 17, 2013, the contribution of the properties acquired in the Merger does not reflect a full year of revenue. Other factors that increased our rental revenue during 2013 include the acquisition of 194 non-Merger related properties, including property improvements and loan originations, with a gross investment value of $422.5 million and contractual rent escalations and a decreased vacancy rate in our existing portfolio, compared to the same period ended December 31, 2012. Rental revenue attributable to the amortization of non-cash rent for the year ended December 31, 2013 and 2012 was $20.1 million and $3.3 million, respectively, representing approximately 5.0% and 1.2% of total rental revenue from continuing operations for the years ended December 31, 2013 and 2012, respectively. During 2013, the Company recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance. Based on the post-Merger fourth quarter rental results and applying the straight-line rent provision in place as of December 31, 2013, normalized non-cash rent, including amortization of above and below-market lease intangibles, would be approximately 3.0% of total rent.
As of December 31, 2013, 99.0% of our owned properties were occupied (based on number of properties). The majority of our non-performing leases were in the restaurant and specialty retail industries. At December 31, 2013 and 2012, 21 and 14 of our properties, representing approximately 1.0% and 1.2%, respectively, of our owned properties, were vacant and not generating rent.

Interest income on loans receivable and other income
Interest income on loans receivable increased by $0.2 million to $5.9 million for the year ended December 31, 2013 as compared to $5.7 million for the same period in 2012. The increase was attributable to $2.9 million of additional income from loans receivable acquired in the Merger, which was partially offset by increased premium amortization of $1.1 million on loans receivable acquired in the Merger along with a decrease of $1.1 million related to the prepayment of six notes totaling $11.4 million and scheduled maturities and amortization totaling $4.9 million subsequent to December 31, 2012.
In connection with the Merger, the Company acquired 13 properties accounted for as direct financing leases, which generated earned income of $1.6 million from the effective date of the Merger through December 31, 2013. Prior to the Merger, the Company did not own any properties that were accounted for as direct financing leases.
Tenant reimbursement income recorded for the year ended December 31, 2013 of $5.6 million is offset by expenses recorded under property costs related to certain properties acquired in the Merger.
Interest income and other contributed $1.9 million and $0.9 million for the year ended December 31, 2013 and 2012, respectively. Of the $1.0 million increase in 2013, $0.5 million was attributable to income recognized on two equipment sales during 2013, and $0.5 million related to increased lease termination fees earned during 2013 as compared to 2012.

Expenses

General and administrative
General and administrative expenses remained relatively consistent at $35.1 million and $36.3 million for the years ended December 31, 2013 and 2012, respectively. During 2013, the Company incurred higher compensation and related benefits of $4.6 million due primarily to $2.4 million of higher non-cash stock based compensation. The balance of the increase in compensation expense was attributable to hiring additional personnel in response to nearly doubling our gross investment in real estate as a result of the Merger. Professional fees, insurance and outside consulting services increased $2.6 million during 2013 primarily due to higher costs incurred as a publicly traded company and consulting fees incurred in connection with the integration of the net assets acquired in the Merger. The increases in fiscal year 2013 were offset by $7.4 million in charges primarily associated with completing the IPO and extinguishing the term note indebtedness during the year ended December 31, 2012.

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

Property costs
Property costs increased $6.6 million to $11.8 million for the year ended December 31, 2013, as compared to $5.2 million for the same period in 2012. Total property costs in 2013 include approximately $7.2 million of reimbursable costs associated with non-triple-net leases acquired in the Merger and $1.9 million in non-reimbursable costs related to operating properties. These increases were offset by a decrease of $2.6 million related to non-reimbursable costs related to non-operating properties.

Interest
Interest expense increased by $23.0 million to $179.3 million for the year ended December 31, 2013, as compared to $156.2 million for the same period in 2012. The increase in interest expense was primarily due to the the increase in total indebtedness of approximately $1.9 billion at December 31, 2013 compared to the same period in 2012. The vast majority of our increased indebtedness was the assumption of debt in connection with the Merger. Non-recurring interest charges of $10.1 million were incurred during 2013 in connection with the Merger. During the year ended December 31, 2013, the Company incurred $38.7 million and $2.9 million in higher interest charges on its fixed and variable rate mortgages and notes payable and lines of credit, respectively. These increases were offset primarily by $19.9 million in higher interest charges associated with the term note, which was extinguished in 2012.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Years Ended December 31,
	2013	2012
	(in thousands)
Interest expense – term note payable	$—	$19,925
Interest expense – revolving credit facilities (1)	3,037	108
Interest expense – mortgages and notes payable	157,903	119,196
Interest expense – other	475	10
Amortization of deferred financing costs (2)	13,188	2,819
Amortization of net losses related to interest rate swap	11	3,415
Amortization of debt (premium) or discount, net	4,653	10,747
Total interest expense	$179,267	$156,220

(1) Includes interest expense associated with non-utilization fees of approximately $0.7 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.
(2) Includes $9.5 million arising from financing commitments related to the Merger for the year ended December 31, 2013.

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

	Years Ended December 31,
	2013	2012
	(in thousands)
Depreciation of real estate assets	$130,285	$86,905
Other depreciation	180	54
Amortization of lease intangibles	33,589	18,025
	$164,054	$104,984

Impairments
Impairment (recoveries) charges on properties and other assets that are classified as part of continuing operations were $(0.2) million and $8.9 million for the year ended December 31, 2013 and 2012, respectively. Due to an improved economy and real estate market in 2013, impairments were much less than for the same period in 2012. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. The disposition or re-leasing of non-performing or underperforming properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value.

The following table summarizes our impairment (recovery) loss from continuing operations:

	Years Ended December 31,
	2013	2012
	(in thousands)
Real estate and intangible asset impairment	$182	$7,267
Write-off of lease intangibles due to lease terminations	—	1,831
Loan receivable impairment (recovery) expense	(367)	(180)
Total impairment (recovery) loss	$(185)	$8,918

Other expense
During the year ended December 31, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our term note indebtedness. The majority of this non-cash charge was due to the conversion of our then outstanding $330 million tranche of the term note into stockholders’ equity at a premium. We incurred $2.4 million of debt extinguishment losses during the same period in 2013.

Income tax expense

Income tax expense increased $0.6 million to $1.1 million for the year ended December 31, 2013, as compared to $0.5 million for the same period in 2012. The increase was primarily due to an increase in deferred state tax expense resulting from a change in the state tax apportionment factor caused by the acquisition of properties in certain state tax jurisdictions from our Merger and the sale of a property that was subject to state built-in gain tax of $0.4 million.

Discontinued Operations
Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”
We recognized income from discontinued operations of $34.8 million for the year ended December 31, 2013 (including a $35.5 million gain attributable to the sale of a large non-core property) as compared to a loss of $3.7 million for the same period in 2012. Included in these amounts were losses of $4.1 million and $1.3 million, respectively, attributable to properties held for sale. Non-cash impairment charges included in income from discontinued operations for the year ended December 31, 2013 and 2012 were $7.1 million and $4.6 million, respectively.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under our $400.0 million Credit Facility. As of December 31, 2014, we had no amounts outstanding under the Credit Facility.

We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During 2014, we sold an aggregate total of 14.4 million shares under our ATM Program and completed a registered offering of 26.45 million shares of our common stock.

Long-term Liquidity and Capital Resources

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by obtaining asset level financing, issuing registered debt or equity securities and occasionally by issuing fixed rate secured notes and bonds. Our ability to raise capital is evidenced by our recent concurrent registered offerings of common stock and Convertible Notes, our November 2014 issuance of net-lease mortgage notes and through the sale of shares of our common stock under the ATM Program. In closing these transactions, we were able to raise in excess of $1.7 billion before offering costs during the year ended December 31, 2014. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our Credit Facility or other indebtedness. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.

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

Description of Certain Debt

Spirit Master Funding Program

We utilize an asset-backed securitization platform to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans (the “Spirit Master Funding Program”). The Spirit Master Funding Program allows us to issue notes that are secured by the assets of the note issuers which are pledged to the indenture trustee for the benefit of the noteholders and managed by the Operating Partnership as property manager (the “Collateral Pools”). The Collateral Pools consist primarily of commercial real estate properties, the issuers’ rights in the leases of such properties and commercial mortgage loans secured by commercial real estate property. In general, monthly rental and mortgage receipts with respect to the leases and mortgage loans are deposited with the indenture trustee who will first utilize these funds to satisfy the debt service requirements on the notes and any fees associated with the administration of the Spirit Master Funding Program. The remaining funds are remitted to the issuers monthly on the note payment date.

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made. At December 31, 2014, $53.1 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our Consolidated Balance Sheet included in this Annual Report on Form 10-K.

The Spirit Master Funding Program consists of two separate securitization trusts which have one or multiple bankruptcy-remote, special purpose entities as issuers of the notes (“Master Trust 2013” and “Master Trust 2014”, respectively). Each issuer is an indirect wholly-owned subsidiary of ours. Notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within that trust. The notes issued under Master Trust 2013 and Master Trust 2014 are collectively referred to as the “Master Trust Notes”. All outstanding series of Master Trust Notes were rated investment grade as of December 31, 2014.

Master Trust 2013

In December 2013, an indirect wholly-owned subsidiary of ours issued $330.0 million aggregate principal amount of net-lease mortgage notes comprised of $125.0 million of 3.89% interest only notes expected to be repaid in December 2018 and $205.0 million of 5.27% amortizing notes expected to be repaid in December 2023 (collectively referred to as the “2013 Notes”). As of December 31, 2014, the 2013 Notes had an outstanding principal balance of $326.0 million and were secured by 313 properties, including 77 properties securing mortgage loans. The 2013 Notes have a weighted average stated interest rate of 4.74% and a weighted average maturity of 7.1 years as of December 31, 2014.

Master Trust 2014

In May 2014, we completed our Exchange Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued 2014 Notes. The terms of the new notes remain generally similar to the old notes including the interest rate and anticipated final repayment dates; however, the new notes generally amortize more slowly than the old notes and have a legal final payment date that is 17 years later than the old notes (although the anticipated repayment date remains the same). The revisions to Master Trust 2014, in connection with the issuance of the new notes, generally provide the Operating Partnership more administrative flexibility as property manager and special servicer. In addition, there is no requirement that the new notes be insured by third party financial guaranty insurance as were the old notes and we no longer pay the associated insurance premium which approximated $0.2 million per month during the applicable periods of 2014. The Exchange Offer was accounted for as a debt modification and the related costs of $13.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, are classified as finance restructuring charges in our Consolidated Statements of Operations included in this Annual Report on Form 10-K.

In November 2014, the existing issuers under Master Trust 2014 and two additional indirect wholly-owned subsidiaries of ours, collectively as co-issuers, completed the issuance of $510.0 million aggregate principal amount of net-lease mortgage notes comprised of $150.0 million of 3.50% interest only notes expected to be repaid in January 2020 and $360.0 million of 4.63% amortizing notes (interest only through November 2017) expected to be repaid in January 2030 (together with the new notes from the Exchange Offer, the “2014 Notes”). As of December 31, 2014, the 2014 Notes had an outstanding principal balance of $1.38 billion and were secured by 952 properties, including 82 properties securing mortgage loans. The 2014 Notes have a weighted average stated interest rate of 5.11% and a weighted average maturity of 8.5 years as of December 31, 2014.

Convertible Notes
In May 2014, we completed our Convertible Notes Offering in the aggregate principal amount of $747.5 million. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. In connection with the issuance of the Convertible Notes, we recorded discounts for the value of the embedded conversion option feature of $28.1 million and $28.6 million for the 2019 Notes and 2021 Notes, respectively. These debt discounts are being amortized to interest expense using the effective interest method over the respective term of the individual Convertible Notes.
Holders may convert notes of either series prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, only under the following circumstances: (1) if the closing price of our common stock for each of at least 20 trading days (whether or not consecutive) during a 30 consecutive trading day period in any quarter is greater than or equal to 130% of the $13.10 conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last closing price of our common stock and the conversion rate for the Convertible Notes; (3) if we call any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the Convertible Notes prospectus supplement. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election.

The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances. If we undergo a fundamental change (as defined), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

Revolving Credit Facility

$400 Million Credit Facility - In July 2013, the Operating Partnership and various affiliates, entered into the Credit Facility with various lenders. Pursuant to the Credit Facility, consistent with the terms, conditions and provisions of a three-year revolving credit facility, the Operating Partnership and its affiliates may obtain loans and/or extensions of credit (under a revolving credit facility) in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months, subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Agreement) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. As of December 31, 2014, no amount was outstanding on the Credit Facility.
As a result of entering into the Credit Facility, we incurred origination costs of $4.5 million. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility. At December 31, 2014, $2.3 million of the $4.5 million is included in deferred costs and other assets, net on our Consolidated Balance Sheets included in this Annual Report on Form 10-K. Based on the average outstanding principal balance during the three months ended December 31, 2014, the interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee, was 2.69%.
Our ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

•	Maximum Leverage Ratio-requiring that the ratio of total indebtedness to gross asset value not exceed 65%.

•	Minimum Fixed Charge Coverage Ratio-requiring that the ratio of consolidated EBITDA to consolidated fixed charges shall not be less than certain fluctuating ratios set forth in the credit agreement.

•
Minimum Net Worth requiring that as of any date, consolidated tangible net worth not be less than 80% of consolidated tangible net worth on the closing date plus an amount equal to 80% of the proceeds of any new issuances of common stock.

•
Maximum Dividend Payout Ratio-requiring that any dividends declared not exceed a certain amount per share. Pursuant to the terms of the Credit Facility, distributions are allowable so long as they would not trigger an Event of Default (as defined in the agreement) and dividends cannot exceed $1.50 per share for the first four fiscal quarters following July 17, 2013, and, starting in the fourth quarter of fiscal year 2014, dividends, in the aggregate, may not exceed funds from operations in any fiscal year.

•
Minimum Unencumbered Assets-the ability to request advances or letters of credit will be subject to the maintenance of a ratio of (a) outstanding obligations to (b) total value of the qualified unencumbered properties of not more than 62.5%.

•
Minimum Unencumbered Interest Coverage Ratio-requiring that each quarter and as a condition to each requested borrowing, the ratio of unencumbered net operating income to facility cash interest expense shall not be less than 1.50x.

We guarantee the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of our assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.
Line of Credit
As of December 31, 2014, a special purpose entity indirectly owned by us had access to a $40.0 million Line of Credit. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate or (ii) the floor rate, which was amended and reduced during the third quarter 2014, equal to 3.50%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of December 31, 2014, $15.2 million was outstanding on the Line of Credit under three separate advances, secured by three properties, at a weighted average stated rate of 3.58% and an effective interest rate for the three months ended December 31, 2014 of 5.83%. Each advance under the Line of Credit is secured by the assets specified as collateral for such advance and is otherwise non-recourse.

Our ability to borrow under the Line of Credit is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants including:

•	Maintain a minimum tangible net worth of $25.0 million.

•	Maintain minimum liquidity of $5.0 million.

•	Each note advance shall maintain a debt service coverage ratio of not less than 1.35 to 1.00 on a semi-annual basis.

•	Each note advance shall maintain an operator debt coverage ratio of not less than 2.00 to 1.00 on an annual basis.

As of December 31, 2014, the Company and, if applicable, the special purpose entity were in compliance with these financial covenants.
CMBS

We may use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In such events, we seek to use asset level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of December 31, 2014, we had approximately $1.95 billion of outstanding principal balances under our fixed and variable-rate CMBS loans, with a weighted average contractual interest rate of 5.70% and a weighted average maturity of 3.1 years. Most of this debt is partially amortizing and requires a balloon payment at maturity.

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a separate legal entity, and is the sole owner of its assets and responsible for its liabilities.

One such CMBS loan is secured by a first priority lien on properties leased to one of our tenants pursuant to a master lease that expires in April 2027. During 2012, we amended the loan agreement to provide for certain property substitutions and deposited $8.0 million of cash collateral with the lender to be applied, at the lender's discretion, towards the reduction of the outstanding principal balance of the loan. The loan agreement also requires rents and other monies paid to the borrower, a wholly-owned subsidiary of ours, to be deposited into a lender-controlled account in order to first satisfy the debt service requirements, with any excess funds disbursed to the borrower (the “Excess Cash”). In connection with obtaining the lender’s consent to our IPO, we agreed to amend the original loan agreement to provide for more restrictive cash sweep covenants. During the quarter ended September 30, 2014, the servicer of this CMBS loan notified us that conditions exist under these covenants that permit the servicer to retain the Excess Cash as additional deposited collateral, concluding that such conditions existed as of September 30, 2013. The right of the servicer to claim such Excess Cash continues until (a) the collateral tenant meets certain financial performance requirements for four consecutive fiscal quarters, (b) no event of default under the loan agreement is continuing, and (c) our long term debt is rated at or above “BB” by S&P and “Ba2” by Moody’s. In December 2014, the borrower deposited with the lender $8.6 million, representing Excess Cash from September 30, 2013 through December 31, 2014. For so long as the cash sweep triggering event period continues, on a quarterly basis, the borrower will be required to post additional Excess Cash of approximately $1.7 million per quarter and the Company must guarantee the anticipated Excess Cash for the remainder of the loan term, which is $15.0 million as of December 31, 2014. Pursuant to the notice from the loan servicer, we are permitted to issue a letter of credit in lieu of the Excess Cash eligible to be swept. Excess Cash deposited with the lender as additional collateral is classified as deferred costs and other assets, net in our Consolidated Balance Sheet included in this Annual Report on Form 10-K.

No event of default exists under the loan agreement and the collateral tenant continues to significantly exceed the financial performance requirements described above for the termination of the cash sweep period as well as for the disbursement of Excess Cash; however, unless and until our long term debt is rated at or above “BB” by S&P and “Ba2” by Moody’s we cannot assure distribution of Excess Cash eligible to be retained by the servicer. The following table provides key elements of the properties owned and outstanding indebtedness of this special purpose entity as of December 31, 2014 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Principal Outstanding	Monthly Debt Service	Stated Interest Rate	Maturity Date
Building Materials	109	$199,022	$1,493	$139,389	$916	6.17%	May 5, 2017

We are in default on four separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are each separate legal entities and the sole owner of their assets and responsible for their liabilities. As of December 31, 2014, the aggregate outstanding principal balance of these loans totaled $75.6 million. One mortgage loan, secured by nine properties, comprises $53.2 million of this amount. These nine properties were acquired in 2006 and were operated by a single tenant under a master lease until filing bankruptcy in 2010. Since 2010, we have managed these properties through the tenant's bankruptcy and re-tenanted all nine properties with four new tenants. In December 2013, one of the four tenants, under a six property master lease, filed for bankruptcy. In May 2014, the master lease under which these properties operated was rejected by the current tenant in connection with its bankruptcy proceedings, and in September 2014, we repossessed these six properties. Absent the rental income under this master lease, the special purpose entity could not service its monthly debt obligation of $0.3 million, resulting in a default under the terms of the loan agreement. Of the remaining three mortgage loans in default, two are secured by vacant properties and the current rental income of the property securing the remaining loan is insufficient to service the debt. In each case, we believe that we have made appropriate efforts to maximize the return on our initial investment through either lease restructuring or re-tenanting those properties that have become vacant. As of December 31, 2014, we believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate surrendering these properties to the lenders in exchange for relieving the indebtedness, including any accrued interest, encumbering them.

The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Outstanding Principal	Restricted Cash (3)	Stated Rate		Default Rate		Accrued Interest
Drug Stores / Pharmacies	1	$1,032	$—	$1,247	$78	5.67%		9.67%		$61	(1)
Home Furnishings	1	3,315	36	17,026	3,537	6.88%		10.88%		1,168	(1)
Sporting Goods	1	3,375	—	4,133	609	5.52%		9.52%		260	(1)
Manufacturing	9	39,034	83	53,184	9,497	5.85%		9.85%		1,614	(1)
	12	$46,756	$119	$75,590	$13,721	6.06%	(2)	10.06%	(2)	$3,103

(1) Interest accrued or capitalized to principal that remains unpaid.
(2) Weighted average interest rate.
(3) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.

Debt Maturities
Scheduled debt payments, including our revolving credit facilities, as of December 31, 2014 are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2015	$31,552	$321,372	$352,924
2016	30,167	289,045	319,212
2017	29,667	839,977	869,644
2018	43,750	248,851	292,601
2019	45,771	452,000	497,771
Thereafter	289,752	1,799,316	2,089,068
	$470,659	$3,950,561	$4,421,220
Contractual Obligations
The following table provides information with respect to our commitments as well as potential acquisitions under contract as of December 31, 2014, the table does not reflect available debt extensions (in thousands):

	Payment due by period
					More than
		Less than 1	1-3 years	3-5 years	5 years
Contractual Obligations	Total	Year (2015)	(2016-2017)	(2018-2019)	(after 2019)
Debt - Principal	$4,421,220	$352,924	$1,188,856	$790,372	$2,089,068
Debt - Interest (1)	1,077,028	211,465	351,678	242,257	271,628
Acquisitions Under Contract (2)	288,738	288,738	—	—	—
Capital Improvements	4,235	4,235	—	—	—
Operating Lease Obligations	23,979	1,743	3,584	3,814	14,838
Total	$5,815,200	$859,105	$1,544,118	$1,036,443	$2,375,534

(1) Excludes interest on defaulted mortgage loans.
(2) Contracts contain standard cancellation clauses contingent on results of due diligence.
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

Cash Flows
Comparison of Year Ended December 31, 2014 to 2013

As of December 31, 2014, we had $176.2 million of cash and cash equivalents as compared to $66.6 million as of December 31, 2013.
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $80.5 million to $218.6 million for the year ended December 31, 2014 as compared to $138.1 million for the same period in 2013. This increase was primarily attributable to an increase in cash revenue of $181.1 million and $56.6 million of Merger costs paid in 2013 partially offset by increases in cash paid for interest of $54.1 million and cash paid for the extinguishment of certain debt of $59.2 million, $12.3 million of finance restructuring charges related to our Exchange Offer and $10.9 million in higher property costs. The balance of the cash flow change is attributable to changes in operating assets and liabilities.
The increase to both revenue and cash paid for interest during the year ended December 31, 2014 is partly attributable to our Merger in the third quarter of 2013. As a result of the Merger, we added 747 properties and 69 secured mortgage loans to our portfolio and assumed $1.5 billion of mortgages and notes payable. Exclusive of the Merger, during the year ended December 31, 2014, we invested $971.7 million in real estate, which further contributed to our increased operating revenue and issued $747.5 million of Convertible Notes during the second quarter of 2014 and $330.0 million of 2013 Notes in the fourth quarter of 2013, which increased the amount of cash paid for interest during the current period.
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $878.0 million for the year ended December 31, 2014 as compared to net cash used in investing activities of $159.6 million for the same period in 2013.
The increase in net cash used in investing activities during 2014 included $936.4 million to fund the acquisition of 361 properties and transfers of sales proceeds to restricted cash accounts of $52.0 million, partially offset by cash proceeds of $104.3 million from the disposition of 38 properties and collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.1 million. During the same period in 2013, net cash used in investing activities included $401.4 million to fund the acquisition of 194 properties, partially offset by cash proceeds of $205.8 million from the disposition of 21 properties, which includes $115.3 million from the sale of two non-core properties acquired in the Merger, collections of principal on loans receivable totaling $15.3 million and transfers of sales proceeds from restricted cash accounts of $13.4 million. We also acquired $7.3 million of cash in connection with the Merger.
Generally, our net cash provided by financing activities is impacted by our borrowings and common stock offerings. Net cash provided by financing activities increased by $754.6 million to $769.1 million for the year ended December 31, 2014 as compared to $14.5 million for the same period in 2013.
The net change was attributable to our concurrent Convertible Notes and Common Stock Offerings, sales of our common stock under our ATM Program and the most recent net-lease mortgage notes issuance under our Spirit Master Funding Program in November 2014. Collectively these transactions raised approximately $1.7 billion in gross proceeds. The capital raised was used mostly to extinguish $583.8 million of our indebtedness, repay the amounts drawn against the Credit Facility and to fund certain acquisitions. Our net borrowings and proceeds from the issuance of common stock during the period were offset mostly by $255.8 million for the dividends paid to stockholders, which was paid primarily through sources from our operating cash flows. During the same period in 2013, financing activities can be attributed primarily to our Merger, which included net new borrowing proceeds of $203.7 million reduced by debt issuance costs, lender consent fees and escrow deposit requirements totaling $50.7 million and $136.1 million of dividends paid to our stockholders. The net new borrowing proceeds were used primarily to fund new acquisitions, pay Merger-related costs, and other general corporate expenses.

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
Net cash used in investing activities was $159.6 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $109.3 million for the same period in 2012. The increase in cash used for investing activities during 2013 included $401.4 million to fund the acquisition of 194 properties and capital improvements, partially offset by cash proceeds of $205.8 million from the disposition of 21 properties, which includes $115.3 million from the sale of two non-core properties acquired in the Merger, collections of principal on loans receivable totaling $15.3 million and transfers of sales proceeds from restricted cash accounts of $13.4 million. The Company also acquired $7.3 million of cash in connection with the Merger. During the same period in 2012, cash used in investing activities included $167.5 million to fund the acquisition of 91 properties and invest in four unsecured notes in addition to transfers of sales proceeds to restricted cash accounts of $5.1 million. These uses were partially offset by $46.0 million of proceeds from the disposition of 41 properties and collections of principal on loans receivable of $17.3 million.
During the comparative periods, we completed two significant transactions affecting our financing activities. On July 17, 2013, we completed the Merger for consideration of $2.0 billion in common stock, and on September 25, 2012, we completed our IPO. Net cash provided by financing activities decreased by $7.1 million to $14.5 million for the year ended December 31, 2013 as compared to $21.6 million for the same period in 2012. During 2013, the change in financing activities can be attributed primarily to our net new borrowing proceeds of $203.7 million reduced by debt issuance costs, lender consent fees and escrow deposit requirements totaling $50.7 million and $136.1 million of dividends paid to our stockholders from cash available from operating activities. The net new borrowing proceeds were used primarily to fund new acquisitions, pay Merger-related costs, and other general corporate expenses. In connection with the Merger, the Company repaid the $324.1 million Cole II line of credit assumed in the Merger from borrowings under our $400.0 million Credit Facility and $203.0 million in CMBS notes. We borrowed an additional $265.6 million under our revolving credit facilities and $87.3 million in mortgage notes to fund certain acquisitions and to pay transaction costs related to the Merger. In December 2013, we issued $330.0 million of 2013 Notes. Net proceeds from the 2013 Notes allowed us to repay amounts under our lines of credit and other indebtedness and pay for general corporate expenses.
During 2012, we completed our IPO. Net proceeds provided from the issuance of our common stock including the underwriters' overallotment totaled $457.1 million. We used $399.0 million to pay-off a tranche of our then outstanding term note. During the year ended December 31, 2012, we used $10.7 million to obtain lender consents in connection with the IPO and placed an additional $19.6 million into restricted cash accounts as reserves for certain lenders. In addition, we borrowed $44.2 million to finance portions of certain acquisitions and repaid $46.9 million of our mortgages and notes payable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, especially interest rate risk. Interest rates and other factors, such as occupancy, rental rate and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated.
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
In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates. However, the vast majority of our mortgage notes payable have prepayment clauses that make refinancing during a decreasing interest rate environment uneconomical. Investments in our mortgage loans receivable, however, have significant prepayment protection in the form of yield maintenance provisions, which provide us with substantial yield protection in a decreasing interest rate environment with respect to this portion of our investment portfolio.
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2014, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of December 31, 2014, approximately $3.55 billion of our total indebtedness consisted of long-term, fixed-rate obligations. As of December 31, 2014, the weighted average stated interest rate of our fixed CMBS and Master Trust Notes, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 5.46%.
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
The following table discloses the fair value information for these financial instruments as of December 31, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving credit facilities	$15,181	$15,254
Mortgages and notes payable, net	3,658,496	3,899,950
Convertible Notes, net (1)	695,957	729,231
(1) The carrying value of the Convertible Notes is net of an embedded conversion premium totaling $51.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Spirit Realty Capital, Inc.:

We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Spirit Realty Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Spirit Realty Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Spirit Realty Capital, Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Realty Capital, Inc.

We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit Realty Capital, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2015

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2014	December 31, 2013
Assets
Investments:
Real estate investments:
Land and improvements	$2,614,630	$2,330,510
Buildings and improvements	4,579,166	4,188,783
Total real estate investments	7,193,796	6,519,293
Less: accumulated depreciation	(752,210)	(590,067)
	6,441,586	5,929,226
Loans receivable, net	109,425	117,721
Intangible lease assets, net	590,073	618,121
Real estate assets under direct financing leases, net	56,564	58,760
Real estate assets held for sale, net	119,912	19,611
Net investments	7,317,560	6,743,439
Cash and cash equivalents	176,181	66,588
Deferred costs and other assets, net	231,839	129,597
Goodwill	291,421	291,421
Total assets	$8,017,001	$7,231,045

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$15,181	$35,120
Mortgages and notes payable, net	3,658,496	3,743,098
Convertible Notes, net	695,957	—
Intangible lease liabilities, net	205,968	220,114
Accounts payable, accrued expenses and other liabilities	123,298	114,679
Total liabilities	4,698,900	4,113,011
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 411,824,039 issued shares and 411,350,440 outstanding shares at December 31, 2014 and 370,570,565 issued shares and 370,363,803 outstanding shares at December 31, 2013	4,118	3,706
Capital in excess of par value	4,361,320	3,859,823
Accumulated deficit	(1,041,392)	(742,915)
Accumulated other comprehensive loss	(1,083)	(638)
Treasury stock, at cost	(4,862)	(1,942)
Total stockholders’ equity	3,318,101	3,118,034
Total liabilities and stockholders’ equity	$8,017,001	$7,231,045
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rentals	$574,456	$404,402	$266,567
Interest income on loans receivable	7,239	5,928	5,696
Earned income from direct financing leases	3,343	1,572	—
Tenant reimbursement income	13,085	5,637	—
Interest income and other	4,748	1,928	852
Total revenues	602,871	419,467	273,115
Expenses:
General and administrative	44,252	35,146	36,252
Finance restructuring charges	13,022	717	—
Merger costs	—	56,644	—
Property costs	23,383	11,760	5,176
Real estate acquisition costs	3,631	1,718	1,054
Interest	220,070	179,267	156,220
Depreciation and amortization	247,966	164,054	104,984
Impairments (recoveries)	36,019	(185)	8,918
Total expenses	588,343	449,121	312,604
Income (loss) from continuing operations before other expense and income tax expense	14,528	(29,654)	(39,489)
Other expense:
Loss on debt extinguishment	(64,750)	(2,405)	(32,522)
Total other expense	(64,750)	(2,405)	(32,522)
Loss from continuing operations before income tax expense	(50,222)	(32,059)	(72,011)
Income tax expense	673	1,113	504
Loss from continuing operations	(50,895)	(33,172)	(72,515)
Discontinued operations:
Income (loss) from discontinued operations	3,368	(2,077)	(369)
Gain (loss) on dispositions of assets	488	36,926	(3,349)
Income (loss) from discontinued operations	3,856	34,849	(3,718)
(Loss) income before dispositions of assets	(47,039)	1,677	(76,233)
Gain on dispositions of assets	13,240	—	—
Net (loss) income	(33,799)	1,677	(76,233)
Less: preferred dividends	—	—	(63)
Net (loss) income attributable to common stockholders	$(33,799)	$1,677	$(76,296)
Net (loss) income per share of common stock—basic and diluted:
Continuing operations	$(0.10)	$(0.14)	$(0.92)
Discontinued operations	0.01	0.14	(0.05)
Net (loss) income per share attributable to common stockholders - basic and diluted	$(0.09)	$0.00	$(0.97)
Weighted average common shares outstanding:
Basic and diluted	386,809,746	255,020,565	78,625,102
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(33,799)	$1,677	$(76,233)
Other comprehensive (loss) income:
Change in net unrealized losses on cash flow hedges	(1,760)	(314)	(902)
Net cash flow hedge losses reclassified to operations	1,315	447	7,683
Total comprehensive (loss) income	$(34,244)	$1,810	$(69,452)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

			Common Stock					Treasury Stock
	Series A Cumulative Preferred Shares	Series A Cumulative Preferred Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2011	125	$84	49,265,701	$493	$1,003,831	$(470,496)	$(7,552)	—	$—	$526,360
Net loss	—	—	—	—	—	(76,233)	—	—	—	(76,233)
Other comprehensive income	—	—	—	—	—	—	6,781	—	—	6,781
Issuance of common stock	—	—	63,525,058	635	454,679	—	—	—	—	455,314
Issuance of common stock for TLC debt conversion	—	—	46,182,406	462	363,217	—	—	—	—	363,679
Issuance of restricted common stock	—	—	2,651,979	26	(26)	—	—	—	—	—
Preferred stock redemption	(125)	(84)	—	—	—	(55)	—	—	—	(139)
Dividends declared on common stock	—	—	—	—	—	(28,242)	—	—	—	(28,242)
Stock-based compensation, net	—	—	—	—	5,931	—	—	—	—	5,931
Dividends paid on preferred stock	—	—	—	—	—	(8)	—	—	—	(8)
Balances, December 31, 2012	—	—	161,625,144	1,616	1,827,632	(575,034)	(771)	—	—	1,253,443
Common shares issued in connection with merger	—	—	208,570,007	2,086	2,023,426	—	—	—	—	2,025,512
Net income	—	—	—	—	—	1,677	—	—	—	1,677
Other comprehensive income	—	—	—	—	—	—	133	—	—	133
Dividends declared on common stock	—	—	—	—	—	(169,395)	—	—	—	(169,395)
Repurchase of common shares	—	—	—	—	—	—	—	(206,762)	(1,942)	(1,942)
Stock-based compensation, net	—	—	375,414	4	8,765	(163)	—	—	—	8,606
Balances, December 31, 2013	—	—	370,570,565	3,706	3,859,823	(742,915)	(638)	(206,762)	(1,942)	3,118,034
Net loss	—	—	—	—	—	(33,799)	—	—	—	(33,799)
Other comprehensive loss	—	—	—	—	—	—	(445)	—	—	(445)
Dividends declared on common stock	—	—	—	—	—	(264,113)	—	—	—	(264,113)
Repurchase of common shares	—	—	—	—	—	—	—	(266,837)	(2,920)	(2,920)
Issuance of common shares	—	—	40,808,577	408	434,576	—	—	—	—	434,984
Embedded conversion premium of convertible notes, net	—	—	—	—	55,131	—	—	—	—	55,131
Exercise of stock options	—	—	20,000	—	183	—	—	—	—	183
Stock-based compensation, net	—	—	424,897	4	11,607	(565)	—	—	—	11,046
Balances, December 31, 2014	—	$—	411,824,039	$4,118	$4,361,320	$(1,041,392)	$(1,083)	(473,599)	$(4,862)	$3,318,101
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net (loss) income	$(33,799)	$1,677	$(76,233)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	247,966	167,599	112,100
Impairments	36,436	6,949	13,552
Amortization of deferred financing costs	5,899	13,188	2,819
Derivative net settlements, amortization and other interest rate hedge losses	(114)	(289)	11,465
Payments to terminate interest rate swap	—	(376)	—
Amortization of debt (premium) discounts	(849)	4,653	10,900
Stock-based compensation expense	11,346	8,769	5,931
Loss on debt extinguishment, net	64,750	1,377	32,522
Debt extinguishment costs	(59,576)	—	—
(Gains) losses on dispositions of real estate and other assets, net	(13,728)	(37,174)	3,529
Non-cash revenue	(16,732)	(18,755)	(3,283)
Other	260	(53)	216
Changes in operating assets and liabilities:
Deferred costs and other assets	(25,466)	(7,255)	418
Accounts payable, accrued expenses and other liabilities	2,178	(2,206)	(2,163)
Net cash provided by operating activities	218,571	138,104	111,773
Investing activities
Acquisitions/improvements of real estate	(936,448)	(401,422)	(163,779)
Investments in loans receivable	—	—	(3,743)
Collections of principal on loans receivable and real estate assets under direct financing leases	6,085	15,260	17,343
Proceeds from dispositions of real estate and other assets	104,292	205,816	45,998
Cash acquired in connection with merger	—	7,347	—
Transfers of sale proceeds and loan principal collections (to) from restricted account	(51,959)	13,406	(5,133)
Net cash used in investing activities	(878,030)	(159,593)	(109,314)
Financing activities
Borrowings under credit facilities	875,722	386,705	—
Repayments under credit facilities	(895,661)	(351,585)	—
Repayment of line of credit previously belonging to Cole II	—	(324,111)	—
Borrowings under mortgages and notes payable	518,846	620,290	44,210
Borrowings under Convertible Notes	747,500	—	—
Repayments under mortgages and notes payable	(610,973)	(127,572)	(46,929)
Repayments/repurchases of term note payable	—	—	(398,983)
Deferred financing costs	(30,772)	(34,399)	(3,436)
Proceeds from issuance of common stock, net of offering costs	434,984	(518)	457,115
Offering costs paid on equity component of Convertible Notes	(1,609)	—	—
Purchase of treasury stock	(2,920)	(1,942)	—
Consent fees paid to lenders	—	(5,449)	(10,672)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2014	2013	2012
Proceeds from exercise of stock options	183	—	—
Redemption of preferred stock	—	—	(139)
Dividends paid/distributions to equity owners	(255,771)	(136,091)	(8)
Transfers to escrow deposits with lenders	(10,477)	(10,819)	(19,585)
Net cash provided by financing activities	769,052	14,509	21,573
Net increase (decrease) in cash and cash equivalents	109,593	(6,980)	24,032
Cash and cash equivalents, beginning of period	66,588	73,568	49,536
Cash and cash equivalents, end of period	$176,181	$66,588	$73,568
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2014

Note 1. Organization
Company Organization and Operations
Spirit Realty Capital, Inc. (the "Company") is a Maryland corporation and operates as a self-administered and self-managed real estate investment trust ("REIT") that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis predominantly to tenants operating within retail, office and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.

Spirit began operations through a predecessor legal entity in 2003. The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, the Company completed an initial public offering (the “IPO”) of 33.35 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares).

On July 17, 2013, the Company completed the acquisition of Cole Credit Property Trust II, Inc. ("Cole II") through a transaction in which the Company's prior legal entity merged into the Cole II legal entity (the "Merger"), and the Company's board of directors (including two additional members designated by Cole II) and executive team managed the surviving entity, which was renamed Spirit Realty Capital, Inc. As a result, Cole II was the "legal acquirer" in the Merger for certain legal and regulatory matters and Spirit Realty Capital, Inc. was deemed the "accounting acquirer" in the Merger for accounting and financial reporting purposes including the accompanying consolidated financial statements.
The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”). Spirit General OP Holdings, LLC, one of the Company’s wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.
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
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 6). As a result, the vast majority of the Company’s consolidated assets are held in these wholly- owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. As of December 31, 2014 and 2013, assets totaling $5.7 billion and $6.1 billion, respectively, were held, and as of each year ending December 31, 2014 and 2013, liabilities totaling $3.8 billion were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

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
December 31, 2014

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

Investment in Direct Financing Leases - For real estate property leases classified as direct financing leases, the building portion of the lease is accounted for as a direct financing lease, while the land portion is accounted for as operating leases when certain criteria are met. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease primarily through the evaluation of payment history and the underlying creditworthiness of the tenant. There were no amounts past due as of December 31, 2014. The Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period and earned income adjusted prospectively. The Company's direct financing leases were acquired in connection with the Merger. There were no impairment losses or allowances recorded related to direct financing leases during the year ended December 31, 2014.
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
Goodwill - Goodwill, if any, arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company did not record any impairment on our existing goodwill as of and for the year ended December 31, 2014.
Lease Intangibles - Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated statements of operations.
Impairment - The Company reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows and fair values are highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.
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
Lease termination fees are included in “interest income and other” on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $3.4 million, $0.9 million and $0.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $8.4 million and $7.9 million at December 31, 2014 and 2013, respectively, against accounts receivable balances of $21.3 million and $17.6 million, respectively; receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. For deferred rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances and established a provision for losses of $10.9 million and $9.6 million at December 31, 2014 and 2013, respectively, against deferred rental revenue receivables of $48.3 million and $35.3 million, respectively. The Company's periodic review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
Loans Receivable
Impairment and Allowance for Loan Losses - The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. There was no allowance for loan losses at December 31, 2014 or December 31, 2013.
A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2014 or December 31, 2013, there were no mortgages or notes on nonaccrual status.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments.
Restricted Cash and Escrow Deposits
Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Collateral deposits (1)	$29,483	$21,816
Tenant improvements, repairs, and leasing commissions (2)	13,427	10,297
Master trust release / title company escrow (3)	53,069	21,893
Loan impounds (4)	794	2,018
Other (5)	3,571	2,667
	$100,344	$58,691

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

(1) Funds held in reserve by lenders which, at their sole discretion, can be applied to the repayment of debt.  Any funds remaining on deposit after the debt is paid in full are released to the borrower. As of December 31, 2014, this total includes $8.2 million of lender controlled restricted cash held on the four defaulted commercial mortgage backed securities ("CMBS") loans (see Note 6).
(2) Deposits held by lenders that are reserved to fund tenant improvements/repairs on collateral properties or when leasing commissions are incurred to secure a new tenant. As of December 31, 2014, this total includes $5.3 million in restricted cash held on the four defaulted CMBS loans (see Note 6).
(3) Includes net sales proceeds from property dispositions held as collateral that can be released upon qualified re-investment.
(4) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.
(5) Funds held in lender controlled accounts released within the following month after debt service requirements are met.

A significant amount of these reserves were established in connection with obtaining lender consents relating to our IPO during 2012 and Merger during 2013.
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
Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations. Taxable income from non-REIT activities managed through any of the Company’s taxable REIT subsidiaries is subject to federal, state, and local taxes, which are not material.

Earnings Per Share

Earnings per share have been computed in accordance with the ASC 260, Earnings Per Share (see Note 16). The guidance requires classification of the Company’s unvested restricted common stock which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Company’s Incentive Award Plan and the related restricted stock awards

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

(see Note 15), losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or antidilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.

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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or the U.S. Securities and Exchange Commission ("SEC") that are adopted by the Company as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on the Company's financial position or results of operations upon adoption.
In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has early adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers. Lease contracts covered by Topic 840, Leases, are excluded from the scope of this new guidance. This new standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for fiscal years beginning after December 15, 2015. The Company does not expect that the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The update is effective for periods beginning after December 15, 2016 with early adoption permitted. The Company does not expect that the adoption of ASU 2014-15 will have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-16 will have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This update is effective beginning November 18, 2014, and is applicable to change-in-control events occurring after that date or applied to the most recent change-in-control event if financial statements have not yet been issued. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Company's consolidated financial statements.

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

The consideration transferred was computed on the basis of the Company’s closing stock price of $18.50 on July 17, 2013, multiplied by the inverse of the Merger exchange ratio (0.525) multiplied by the number of Cole II shares of common stock outstanding at the close of the Merger.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

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

The following table summarizes the purchase price allocation to the assets acquired and liabilities assumed (in thousands):

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

Lease Intangibles
The fair value of in-place leases was calculated based upon our estimate of the costs to obtain tenants in each of the applicable markets. An asset or liability is recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. Our valuations of the intangible assets are based, in part, on valuations prepared by an independent valuation firm. Total lease intangibles acquired had a weighted-average remaining amortization period of 15.7 years. Included in lease intangibles are in-place leases, above market

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

leases and below market leases which, upon acquisition, had weighted-average remaining amortization periods of 14.1, 11.1, and 21.0 years, respectively.

Debt
The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities.

Merger costs
In connection with the Merger, the Company incurred and expensed merger costs of approximately $56.6 million for the year ending December 31, 2013, which included legal, accounting and financial advisory services, debt financing related costs and other third-party expenses.

Goodwill
Goodwill of $291.4 million was recognized as part of the purchase price allocation. The Merger and integration of the Cole II portfolio provides for several potential benefits and synergies that include, but are not limited to, the following; the Merger doubled the size of the portfolio, further diversified the portfolio geographically and by industry, reduced tenant concentrations, improved overall credit quality of the portfolio, and increased operating efficiency. The Merger has, in part, improved the Company’s access to the capital markets and has allowed for more advantageous acquisition opportunities. Goodwill is allocated to the Company at an enterprise level, which is representative of the reporting unit. Goodwill is non-deductible for tax purposes.

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

	Years Ended December 31,
	2013	2012
Total revenues	$556,647	$532,560
Income from continuing operations	64,018	16,876

The Company's pro forma information includes Merger adjustments to operations directly attributable to the Merger consisting primarily of legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses, as follows (in thousands):

	Years Ended December 31,
	2013	2012
Pro forma Merger adjustments	$69,666	$(5,485)

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Note 4. Investments
Real Estate Investments
At December 31, 2014 and 2013, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $8.04 billion and $7.24 billion, respectively. These investments are comprised of 2,509 and 2,186, respectively, owned or financed properties that are geographically dispersed throughout 49 states. Only one state, Texas, with a 12.2% investment, accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At December 31, 2014 and 2013, respectively, the Company’s gross investment portfolio was comprised of 2,364 and 2,041 owned properties. The Company also held mortgage loans receivable with aggregate carrying amounts of $109.0 million and $117.3 million secured by 145 real properties at each of December 31, 2014 and 2013. An unsecured loan receivable with a carrying amount of $0.4 million was held at each of December 31, 2014 and 2013.
During the years ended December 31, 2014 and 2013, the Company had the following gross real estate and loan activity:

	Number of Properties Owned or Financed	Investments (1)
		(in thousands)
Balance, December 31, 2012	1,207	$3,654,925
Acquisitions/improvements and loan originations - Non-merger	194	422,458
Acquisitions/improvements and loan originations - Cole/Merger	816	3,580,108
Dispositions of real estate (2) (3) (Note 13)	(22)	(396,717)
Principal payments and payoffs	(9)	(15,254)
Impairments	—	(7,233)
Loan premium amortization and other	—	(2,555)
Balance, December 31, 2013	2,186	7,235,732
Acquisitions/improvements (4)	361	973,653
Dispositions of real estate (2) (Note 13)	(38)	(117,755)
Principal payments and payoffs	—	(5,771)
Impairments	—	(35,908)
Write off of gross lease intangibles	—	(2,748)
Loan premium amortization and other	—	(2,840)
Balance, December 31, 2014	2,509	$8,044,363

(1)
The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable and real estate assets held under direct financing leases.

(2)	The total accumulated depreciation and amortization associated with dispositions of real estate was $17.3 million and $33.2 million for the years ended December 31, 2014 and 2013, respectively.

(3)	The balance includes a real estate property surrendered to a lender resulting in a gain on debt extinguishment of approximately $1.0 million.

(4)	Includes non-revenue producing capital expenditures not reflected in our gross investments disclosed elsewhere.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the tenant is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs. Therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At December 31, 2014, 37 of the Company’s properties were vacant, not

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

subject to a lease and in the Company’s possession; eight of these properties were held for sale. At December 31, 2013, 21 properties were vacant, not subject to a lease and in the Company’s possession; six of these properties were held for sale.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including realized rent increases occurring after January 1, 2015) are as follows (in thousands):

December 31, 2014
2015	$598,921
2016	579,275
2017	564,242
2018	549,285
2019	529,080
Thereafter	4,312,351
Total future minimum rentals	$7,133,154

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
Loans Receivable
The following table details loans receivable, net of premium, as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Mortgage - principal	$96,594	$102,315
Mortgage - premium	12,452	14,976
Mortgages, net	109,046	117,291
Other note - principal	379	430
Total loans receivable, net	$109,425	$117,721
As of December 31, 2014 and 2013, the Company held a total of 79 and 80, respectively, first-priority mortgage loans (representing loans to eight and nine borrowers, respectively). These mortgage loans, which are secured by single-tenant commercial properties, generally provide for monthly payments of principal and interest and may provide for scheduled increases in interest rates over the term of the loans. The other note receivable is unsecured.
Real Estate Assets Under Direct Financing Leases
The Company's direct financing leases were acquired in the Merger. The components of investment assets held under direct financing leases as of December 31, 2014 and 2013 were as follows (in thousands):

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

	December 31, 2014	December 31, 2013
Minimum lease payments receivable	$15,897	$19,555
Estimated residual value of leased assets	55,858	57,739
Unearned income	(15,191)	(18,534)
Real estate assets under direct financing leases, net	$56,564	$58,760
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2012	7	$5,898
Transfers from real estate investments	15	94,732
Sales (Note 13)	(11)	(81,019)
Balance, December 31, 2013	11	19,611
Transfers from real estate investments	36	155,641
Sales (Note 13)	(23)	(55,340)
Balance, December 31, 2014 (1)	24	$119,912
(1) Includes 19 properties with a net carrying amount of $110.9 million in which its operating results are reported in continuing operations.
The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the accompanying consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Assets
Land and improvements	$5,351	$10,003
Buildings and improvements	5,798	14,178
Total real estate investments	11,149	24,181
Less: Accumulated depreciation	(2,167)	(4,819)
Intangible lease assets, net	460	697
Total assets	$9,442	$20,059

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Impairments
The following table summarizes total impairment losses recognized for the years ended ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Real estate and intangible asset impairment	$40,728	$6,829	$10,923
Write-off of lease intangibles due to lease terminations, net	(4,820)	487	2,809
Loans receivable (recovery) / impairment	—	(367)	(180)
Other impairment	528	—	—
Total impairment loss in continuing and discontinued operations	$36,436	$6,949	$13,552
Note 5. Lease Intangibles, net
The following table details lease intangible assets and liabilities, net of accumulated amortization, as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
In-place leases	$676,665	$663,027
Above-market leases	100,568	95,118
Less: accumulated amortization	(187,160)	(140,024)
Intangible lease assets, net	$590,073	$618,121

Below-market leases	$237,593	$243,237
Less: accumulated amortization	(31,625)	(23,123)
Intangible lease liabilities, net	$205,968	$220,114
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases totaled $6.1 million, $2.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $53.2 million, $33.6 million and $18.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in above- and below-market lease and lease-in-place amortization was primarily attributable to the properties acquired in connection with the Merger and the $968.6 million in real estate acquisitions during 2014.
Based on the balance of intangible assets and liabilities at December 31, 2014 and 2013, the net aggregate amortization expense for the next five years is expected to be as follows: $41.6 million in 2015, $42.8 million in 2016, $40.2 million in 2017, $36.7 million in 2018, $34.3 million in 2019 and $188.5 million thereafter. The weighted average remaining amortization period of the lease intangibles is approximately 10.8 years.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Note 6. Debt

The Company's debt is summarized below:

	2014 Weighted Average Effective Interest Rates (1)	2014 Weighted Average Stated Rates (2)	2014 Weighted Average Maturity (3)	December 31, 2014	December 31, 2013
				(In Thousands)
Revolving credit facilities	4.84%	3.58%	1.6	$15,181	$35,120
Master Trust Notes	5.62%	5.04%	8.2	1,710,380	1,241,437
CMBS - fixed-rate	5.34%	5.85%	3.2	1,836,181	2,387,532
CMBS - variable-rate (4)	3.50%	3.28%	2.7	110,685	111,018
Convertible Notes	4.82%	3.28%	5.3	747,500	—
Unsecured fixed rate promissory note	9.12%	7.00%	7.0	1,293	1,442
				4,421,220	3,776,549
Unamortized net debt (discount) premium				(51,586)	1,669
Total debt, net				$4,369,634	$3,778,218

(1) The effective interest rates include amortization of debt discount, amortization of deferred financing costs, and related debt insurer premiums and non-utilization fees, where applicable, calculated for the three months ended December 31, 2014.

(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2014.
(3) Represents the weighted average maturity based on the outstanding principal balance as of December 31, 2014.
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 7).
Revolving Credit Facilities
$400 million Credit Facility - On July 17, 2013, the Operating Partnership and various affiliates, entered into a three-year credit agreement ("Credit Facility") with various lenders and terminated the Company's previous $100.0 million secured revolving credit facility. The Operating Partnership may obtain loans and/or extensions of credit in an aggregate amount not to exceed $400.0 million. The initial term expires on July 17, 2016 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Operating Partnership’s option, of either (i) the “Base Rate” (as defined in the Credit Facility) plus 1.00% to 2.00%; or (ii) LIBOR plus 2.00% to 3.00%, depending on the Operating Partnership’s leverage ratio. The Operating Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate of either 0.25% or 0.35% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter, which amounted to $1.2 million, $0.7 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As a result of entering into the Credit Facility, the Company incurred origination costs of $4.5 million. These costs are being amortized to interest expense, on a straight-line basis, over the remaining initial term of the Credit Facility. As of December 31, 2014 and 2013, $2.3 million and $3.8 million, respectively, remain in deferred costs and other assets, net on the accompanying consolidated balance sheet. The interest rate, excluding the impact of non-cash amortization of deferred financing costs and non-utilization fee of the Credit Facility, was 2.69% for the three months ended December 31, 2014. As of December 31, 2014, there was no balance outstanding on the Credit Facility and $400.0 million of borrowing capacity.
The Company guarantees the Operating Partnership's obligations under the Credit Facility and, to the extent not prohibited by law, all of its assets and the Operating Partnership's assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.
The ability to borrow under the Credit Facility is subject to the Operating Partnerships' ongoing compliance with a number of customary financial covenants. As of December 31, 2014, the Operating Partnership was in compliance with these financial covenants.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Line of Credit - As of December 31, 2014, a special purpose entity indirectly owned by the Company had access to a $40.0 million secured revolving credit facility (“Line of Credit”). The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. The interest rate is determined on the date of each advance and is the greater of (i) the stated prime rate or (ii) the floor rate, which was amended and reduced during the third quarter 2014, equal to 3.50%. The interest rate with respect to each advance resets on the annual anniversary date of each advance, and is subject to the same terms as above. As of December 31, 2014, $15.2 million was outstanding on the Line of Credit under three separate advances, secured by three properties, at a weighted average stated rate of 3.58% and an effective interest rate for the three months ended December 31, 2014 of 5.83%. Each advance under the Line of Credit is secured by the assets specified as collateral for such advance. The ability to borrow under the Line of Credit is subject to the Operating Partnership and special purposes entity's ongoing compliance with a number of customary financial covenants. As of December 31, 2014, the Operating Partnership and, if applicable, the special purpose entity were in compliance with these financial covenants.

Master Trust Notes

The Company utilizes an asset-backed securitization platform to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans (the “Spirit Master Funding Program”). The Spirit Master Funding Program consists of two separate securitization trusts which have one or multiple bankruptcy-remote, special purpose entities as issuers of the notes (“Master Trust 2013” and “Master Trust 2014”, respectively). Each issuer is an indirect wholly-owned subsidiary of the Company. Notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within that trust. The notes issued under Master Trust 2013 and Master Trust 2014 are collectively referred to as the “Master Trust Notes”.

Master Trust 2013

In December 2013, an indirect wholly-owned subsidiary of the Company issued $330.0 million aggregate principal amount of investment grade rated net-lease mortgage notes comprised of $125.0 million of 3.89% interest only notes expected to be repaid in December 2018 and $205.0 million of 5.27% amortizing notes expected to be repaid in December 2023 (collectively referred to as the “2013 Notes”). As of December 31, 2014, the 2013 Notes had an outstanding principal balance of $326.0 million and were secured by 313 properties, including 77 properties securing mortgage loans. The 2013 Notes have a weighted average stated interest rate of 4.74% and a weighted average maturity of 7.1 years as of December 31, 2014.

Master Trust 2014

In May 2014, the Company completed its offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued 2014 Notes (the “Exchange Offer”). The terms of the new notes remain generally similar to the old notes including the interest rate and anticipated final repayment dates; however, the new notes generally amortize more slowly than the old notes and have a legal final payment date that is 17 years later than the old notes (although the anticipated repayment date remains the same). The Exchange Offer was accounted for as a debt modification and the related costs of $13.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, are classified as finance restructuring charges in the accompanying consolidated statements of operations.

In November 2014, the existing issuers under Master Trust 2014 and two additional indirect wholly-owned subsidiaries of the Company, collectively as co-issuers, completed the issuance of $510.0 million aggregate principal amount of net-lease mortgage notes comprised of $150.0 million of 3.50% interest only notes expected to be repaid in January 2020 and $360.0 million of 4.63% amortizing notes (interest only through November 2017) expected to be repaid in January 2030 (together with the new notes from the Exchange Offer, the “2014 Notes”). As of December 31, 2014, the 2014 Notes had an outstanding principal balance of $1.38 billion and were secured by 952 properties, including 82 properties securing mortgage loans. The 2014 Notes have a weighted average stated interest rate of 5.11% and a weighted average maturity of 8.5 years as of December 31, 2014.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

CMBS
As of December 31, 2014, indirectly owned subsidiaries of the Company were borrowers under 175 fixed and 11 variable rate non-recourse loans that had been securitized into CMBS that are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of December 31, 2014 for the fixed rate notes ranged from 3.90% to 10.88% with a weighted average stated rate of 5.85%. The variable rate notes ranged from 2.66% to 3.66% with a weighted average stated rate of 3.28%. As of December 31, 2014, the fixed and variable rate loans have balances outstanding of $1.84 billion and $110.7 million and are secured by 721 and 123 properties, respectively.

In connection with obtaining lender consent to our IPO, the Company agreed to certain cash sweep covenants that were more restrictive than those provided under certain original loan agreements. One such CMBS loan is secured by a first priority lien on properties leased to one of our tenants pursuant to a master lease that expires in April 2027. During the year ended December 31, 2014, the servicer of this CMBS loan notified the Company that conditions exist under covenants contained in the loan agreement that permit the servicer to retain rents in excess of debt service requirements (“Excess Cash”) as additional deposited collateral beginning as of September 30, 2013. In December 2014, the borrower deposited with the lender an Excess Cash amount of $8.6 million, representing the required cash collateral from September 30, 2013 through December 31, 2014. The right of the servicer to claim Excess Cash continues until (a) the collateral tenant meets certain financial performance requirements for four consecutive fiscal quarters, (b) no event of default under the loan agreement is continuing, and (c) our long term debt is rated at or above “BB” by S&P and “Ba2” by Moody’s. For so long as the cash sweep triggering event period continues, on a quarterly basis, the borrower will be required to post additional Excess Cash of approximately $1.7 million per quarter, and the Company must guarantee the anticipated Excess Cash for the remainder of the loan term, which is $15.0 million as of December 31, 2014. Pursuant to the notice from the loan servicer, the Company is permitted to issue a letter of credit in lieu of the Excess Cash eligible to be swept. Excess Cash deposited with the lender as additional collateral is included in deferred costs and other assets, net in the accompanying consolidated balance sheet.
As of December 31, 2014, certain borrowers were in default under the loan agreements relating to four separate CMBS loans where the collateral securing the respective loans was no longer generating sufficient revenue to pay the required debt service. Each defaulted borrower is a special purpose entity and the sole owner of the collateral securing the loan obligations. As of December 31, 2014, the aggregate principal balance under the defaulted CMBS loans was $75.6 million, which includes $2.6 million of interest capitalized to principal. The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Outstanding Principal	Restricted Cash (3)	Stated Rate		Default Rate		Accrued Interest
Drug Stores / Pharmacies	1	$1,032	$—	$1,247	$78	5.67%		9.67%		$61	(1)
Home Furnishings	1	3,315	36	17,026	3,537	6.88%		10.88%		1,168	(1)
Sporting Goods	1	3,375	—	4,133	609	5.52%		9.52%		260	(1)
Manufacturing	9	39,034	83	53,184	9,497	5.85%		9.85%		1,614	(1)
	12	$46,756	$119	$75,590	$13,721	6.06%	(2)	10.06%	(2)	$3,103

(1) Interest accrued or capitalized to principal that remains unpaid.
(2) Weighted average interest rate.
(3) Represents restricted cash controlled by the lender that may be applied to reduce amounts owed.
Convertible Senior Notes
On May 20, 2014, the Company completed registered offerings of $402.5 million aggregate principal amount of 2.875% Convertible Notes due in 2019 (the "2019 Notes") and $345.0 million aggregate principal amount of 3.75% Convertible Notes due in 2021 (the "2021 Notes" and together with the 2019 Notes, the "Convertible Notes"). Interest on the

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021.
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
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion option feature for each of the Convertible Notes. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par, net of $1.6 million in financing transaction costs incurred and allocated to this conversion feature. The discount will be amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of December 31, 2014, the unamortized discount was $51.5 million. The Company also incurred $19.6 million in transaction costs recorded in deferred financing costs in connection with the Convertible Notes Offering. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note.

Debt Extinguishment

Net proceeds raised from the concurrent registered offerings of Convertible Notes and common stock (see Note 9) in May 2014, were partially used to retire the senior mortgage notes payable encumbering the Specialty Retail Shops Holding Corp. ("Shopko") properties with an aggregate principal balance of $488.7 million, redeem $18.0 million of old notes that were not tendered in the Exchange Offer, and repay all amounts then drawn against the Credit Facility. During the year ended December 31, 2014, the Company extinguished a total of $583.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.41%. As a result of these transactions, the Company recognized a loss on debt extinguishment of approximately $64.8 million primarily from costs incurred related to the defeasance of the Shopko indebtedness.
Debt Maturities
As of December 31, 2014, scheduled debt maturities of the Company’s revolving credit facilities, mortgages and notes payable, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2015	$31,552	$321,372	$352,924
2016	30,167	289,045	319,212
2017	29,667	839,977	869,644
2018	43,750	248,851	292,601
2019	45,771	452,000	497,771
Thereafter	289,752	1,799,316	2,089,068
	$470,659	$3,950,561	$4,421,220

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest expense – revolving credit facilities	$3,597	$3,037	$108
Interest expense – mortgages and notes payable	196,246	157,903	119,196
Interest expense – Convertible Notes	15,046	—	—
Interest expense – other	6	475	10
Interest expense – term note payable	—	—	19,925
Amortization of deferred financing costs (1)	5,899	13,188	2,819
Amortization of net losses related to interest rate swaps	125	11	3,415
Amortization of debt (premium)/discount	(849)	4,653	10,747
Total interest expense	$220,070	$179,267	$156,220

(1) Includes $9.5 million arising from financing commitments related to the Merger for the year ended December 31, 2013.
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
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	December 31, 2014	December 31, 2013
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$10,833	4.62%	06/28/12	07/06/17	$(46)	$(42)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,668	5.75%	07/17/13	03/01/16	(180)	(326)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	(93)	(178)
Interest Rate Swaps (1)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(803)	(246)
						$(1,122)	$(792)
(1) Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

As of December 31, 2014, the fixed weighted average interest rate of the Company's variable rate debt was 4.55%.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2014

The following tables provide information about the amounts recorded in AOCL, as well as the gain or (loss) recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the years ended December 31, 2014, 2013, and 2012, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Interest rate swaps	$(1,760)	$(314)	$(902)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Years Ended December 31,
Location of Loss Reclassified from AOCL into Operations	2014	2013	2012
Interest expense	$(1,315)	$(425)	$(3,646)
General and administrative expense	—	(22)	(4,037)

	Amount of Gain Recognized in Operations on Derivative (Ineffective Portion)
	Years Ended December 31,
Location of Gain Recognized in Operations on Derivatives	2014	2013	2012
General and administrative expense	$—	$10	$—
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
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with counterparties it considers credit-worthy. As of December 31, 2014 and 2013, there were no termination events or events of default related to the interest rate swaps.
Note 8. Income Taxes

The Company’s total income tax expense was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
REIT state income tax	$673	$723	$504
REIT state built-in gain tax expense	—	390	—
Total income tax expense	$673	$1,113	$504

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial at December 31, 2014, 2013 and 2012.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2014

To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the highest regular corporate tax rate to the extent of such built-in gain. During 2013, the Company sold a property that was subject to state built-in gain tax of $0.4 million.The Company continues to hold certain real estate assets acquired in 2006 with a built-in gain of approximately $435 million. The Company intends to hold these assets beyond the applicable built-in gain recognition period or sell the assets in tax deferred exchanges and therefore does not anticipate recognizing the built-in gain tax associated with these assets.

The Company has net operating loss carryforwards for income tax purposes totaling $63.9 million, $63.9 million and $63.4 million at December 31, 2014, 2013 and 2012, respectively. These losses, which begin to expire in 2015 through 2032, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2011 are no longer subject to examination. Additionally, state tax returns for years prior to 2010 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2014, 2013 and 2012. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital, or a combination thereof. For the years ended December 31, 2014, 2013 and 2012, preferred dividends paid were characterized for tax as follows (per share):

	Years Ended December 31,
	2014	2013	2012
Ordinary income	$—	$—	$63
Return of capital	—	—	1,112
	$—	$—	$1,175

For the years ended December 31, 2014, 2013 and 2012, common stock dividends were characterized for tax as follows (per share):

	Spirit (1)		Pre-Merger Spirit (2)
	Year Ended December 31, 2014	Year Ended December 31, 2013	For the Period January 1, 2013 - July 17, 2013	Year Ended December 31, 2012
Ordinary income	$—	$0.29	$0.12	$0.23
Return of capital	0.58	—	0.66	—
Capital gain	—	0.32	—	—
	$0.58	$0.61	$0.78	$0.23

(1) Cole II was the surviving legal entity in the Merger, and for federal income tax purposes, the dividends reflected for Spirit include dividends paid by Cole II prior to the Merger and those paid by the combined company subsequent to the Merger. The capital gain amount includes $0.25 per share of Code Section 1250 capital gain.
(2) Dividends per share for pre-merger Spirit reflect amounts declared by the Company prior to the Merger and are not adjusted for the Merger exchange ratio.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Note 9. Stockholders’ Equity
On May 13, 2014, the Company approved an amendment to its charter to increase the number of shares of stock that it has the authority to issue from 490.0 million to 770.0 million. As of December 31, 2014, the Company has authority to issue 770.0 million shares of stock, consisting of 750.0 million shares of common stock, $0.01 par value per share, and 20.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2013, and following an amendment and restatement of the charter at the effective time of the Merger, the total number of shares of all classes of capital stock, which the Company had the authority to issue was 490.0 million, consisting of 470.0 million shares of common stock, par value $0.01 per share and 20.0 million shares of preferred stock, par value of $0.01 per share. As of December 31, 2014 and 2013, there were no outstanding shares of preferred stock.
Concurrent with the registered offering of Convertible Notes on May 20, 2014, the Company completed a registered offering of 26.45 million shares of the Company’s common stock, par value $0.01 per share, pursuant to an underwriting agreement dated May 14, 2014 (including shares issued pursuant to the underwriters’ option to purchase additional shares).

On April 15, 2014, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $350.0 million of shares of its common stock from time to time through broker-dealers in “at the market” offerings (the “ATM Program”). The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. Through December 31, 2014, the Company has sold an aggregate total of 14.4 million shares, raising net proceeds of approximately $163.8 million.
In fiscal year 2014, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share (1)	Record Date	Total Amount (2)	Payment Date
			(in thousands)
March 18, 2014	$0.16625	March 31, 2014	$61,628	April 15, 2014
June 16, 2014	0.16625	June 30, 2014	66,299	July 15, 2014
September 16, 2014	0.16625	September 30, 2014	66,259	October 15, 2014
December 15, 2014	0.17000	December 31, 2014	69,927	January 15, 2015
Total	$0.66875		$264,113
(1) Net of estimated forfeitures for dividends declared on employee restricted stock awards.
The dividend declared on December 15, 2014 was paid on January 15, 2015 and was included in accounts payable, accrued expenses and other liabilities as of December 31, 2014.
In fiscal year 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share (1)	Record Date	Total Amount (2)	Payment Date
			(in thousands)
March 14, 2013	$0.16406	April 1, 2013	$26,501	April 16, 2013
June 17, 2013	0.16406	June 28, 2013	26,514	July 16, 2013
July 1, 2013	0.02853	July 16, 2013	4,622	July 19, 2013
September 5, 2013	0.13553	September 30, 2013	50,190	October 15, 2013
December 17, 2013	0.16625	December 31, 2013	61,568	January 15, 2014
Total	$0.65843		$169,395
(1) Dividend share data prior to July 17, 2013, has been adjusted for the Merger.
(2) Net of estimated forfeitures for dividends declared on employee restricted stock awards.

During the year ended December 31, 2014 and 2013, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested (see Note 15). The vesting of these shares, granted pursuant

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

to the Company’s Incentive Award Plan (the "Plan"), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Plan and the award grants, certain officers elected to surrender 0.3 million and 0.2 million shares of common stock, valued at $2.9 million and $1.9 million, solely to pay the associated minimum statutory tax withholdings, during each respective year. The surrendered shares are held as treasury stock and included in stockholders' equity.

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
At December 31, 2014, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
At December 31, 2014, the Company had commitments totaling $293.0 million, of which $288.7 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. All commitments are expected to be funded during fiscal year 2015. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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
The Company leases its current corporate office space and certain operating equipment under non-cancelable agreements from unrelated third parties. Total rental expense included in general and administrative expense amounted to $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company is also a lessee under seven long-term, non-cancelable ground leases under which it is obligated to pay monthly rent. Total rental expense included in property costs amounted to $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Ground leases are subleased to unrelated third parties, and the corresponding rental revenue is recorded in rentals on the accompanying consolidated statements of operations.
The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2015	$1,159	$584	$1,743
2016	1,161	593	1,754
2017	1,225	605	1,830
2018	1,283	616	1,899
2019	1,293	622	1,915
Thereafter	12,344	2,494	14,838
Total	$18,465	$5,514	$23,979

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Note 11. Fair Value Measurements
The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below.
The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Derivatives:
Interest rate swaps financial liabilities	$(1,122)	$—	$(1,122)	$—
December 31, 2013
Derivatives:
Interest rate swaps financial liabilities	$(792)	$—	$(792)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2014 and 2013 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(20,074)
						$(36,436)
December 31, 2013
Lease intangible assets	$—	$—	$—	$—	$—	$(182)
Long-lived assets held for sale	11,198	(26,832)	—	—	38,030	(7,134)
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2014 and 2013. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the accompanying consolidated balance sheets.
The estimated fair values of the loans receivable, revolving credit facilities, Convertible Notes and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The loans receivable, revolving credit facilities, Convertible Notes and the mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$109,425	$115,747	$117,721	$131,587
Revolving credit facilities	15,181	15,254	35,120	34,911
Convertible Notes, net (1)	695,957	729,231	—	—
Mortgages and notes payable	3,658,496	3,899,950	3,743,098	3,892,621
(1) The carrying value of the Convertible Notes is net of an embedded conversion premium totaling $51.5 million.
Note 12. Significant Credit and Revenue Concentration
As of December 31, 2014 and 2013, the Company’s real estate investments are operated by 454 and 377 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the United States. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of total revenue. Total revenues from Shopko for the three months ended December 31, 2014 and 2013, contributed 14.0% and 14.8% of the Company's total revenues from continuing operations, respectively. No other tenant contributed 5% or more of the Company’s total revenues during any of the periods presented. As of December 31, 2014 and 2013, the combined properties that are operated by Shopko represent approximately 13.1% and 14.4%, respectively, of the Company’s total investment portfolio.

Note 13. Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, which amends the requirements for reporting discontinued operations (see Note 2) whereby a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The Company has early adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and will apply the provisions prospectively. Properties that were reported as held for sale as of December 31, 2013, will continue to be reported under the prior standards and will be presented in discontinued operations until they are disposed of.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, of these properties will continue to be reclassified to discontinued operations. The results of discontinued operations for the years ended December 31, 2014, 2013 and 2012 have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues
Rent	$1,206	$8,304	$12,622
Non-cash rent	(80)	21	80
Other	2,972	433	9
Total Revenues	4,098	8,758	12,711
Expenses:
General and administrative	15	9	214
Property costs	298	1,009	472
Interest	—	241	644
Depreciation and amortization	—	3,545	7,116
Impairments	417	7,134	4,634
Total expenses	730	11,938	13,080
Gain (loss) from discontinued operations before other income	3,368	(3,180)	(369)
Other income:
Gain on debt extinguishment	—	1,028	—
Other	—	75	—
Total other income	—	1,103	—
Income (loss) from discontinued operations	3,368	(2,077)	(369)
Gain (loss) on dispositions of real estate	488	36,926	(3,349)
Total discontinued operations	$3,856	$34,849	$(3,718)
Number of properties disposed of during period (1)	6	22	41
(1) During the year ended December 31, 2014, 38 properties were sold, but only six of them were held for sale at December 31, 2013 and not subject to early adoption of ASU 2014-08 and are recorded as discontinued operations.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Note 14. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Real estate properties acquired under 1031 exchange	(26,677)	(20,184)	—
Real estate properties sold under 1031 exchange	5,893	40,968	—
Net assets acquired in Merger in exchange for common stock	$—	$(1,734,315)	$—
Common stock registered in exchange for net assets acquired	—	2,025,737	—
Reduction of debt through sale of certain real estate properties	(5,001)	(149,156)	(3,472)
Debt assumed through real estate property acquisition	10,528	—	—
Reduction of term note indebtedness through common stock share conversion	—	—	(330,017)
Reduction of debt net of assets surrendered to lender	—	(1,069)	—
Accrued interest capitalized to principal (1)	2,598	—	—
Accrued performance share dividend rights	(565)	(163)	—
Financing of a tenant lease settlement	—	(650)	—
Supplemental Cash Flow Disclosures:
Interest paid	209,032	$154,919	$143,966
Taxes paid	2,416	1,549	708
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 15. Incentive Award Plan and Employee Benefit Plan
Under the Plan, the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. As of December 31, 2014, 2.5 million shares remained available for award under the Plan.
Restricted Shares of Common Stock
During the year ended December 31, 2014, the Company granted 0.4 million restricted shares under the Plan to certain named executive officers and employees. The Company recorded $4.0 million in deferred compensation associated with these grants. As of December 31, 2014, there were approximately 1.3 million non-vested restricted shares outstanding.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

The following table summarizes restricted share grant activity under the Plan.

	2014		2013
	Number of Shares	Weighted Average Price (1)	Number of Shares	Weighted Average Price (1)
Outstanding non-vested shares, beginning of year	1,777,652	$8.41	2,203,783	$8.19
Shares granted	372,974	$10.85	363,501	$9.21
Shares vested	(846,102)	$8.37	(754,709)	$8.19
Shares forfeited	(4,717)	$10.60	(34,923)	$8.01
Outstanding non-vested shares, end of year	1,299,807	$9.12	1,777,652	$8.41
(1) Grant date fair value
Historical staff turnover rates are used by the Company to estimate the forfeiture rate for its non-vested shares. Accordingly, changes in actual forfeiture rates will affect stock-based compensation expense during the applicable period.

Performance Share Awards
During the year ended December 31, 2014, the compensation committee of the board of directors approved the grant of additional performance share awards for the named executive officers. The awards set an initial target grant of 242,883 performance shares with a performance period from January 1, 2014 through December 31, 2016. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of total shareholder return of the Company compared to a specified peer group of companies during the performance period. In addition, final shares issued under each performance share award entitle its holder to a cash payment equal to the aggregate dividends that would have been outstanding on each dividend record date over the performance period as if they had been issued and outstanding on those dates. Based on the grant date fair value, the Company expects to recognize $3.3 million in compensation expense on a straight-line basis over the requisite service period associated with this grant. On August 1, 2013, the compensation committee approved performance share awards containing similar terms as noted above. The initial target grant is for 367,914 performance shares with a performance period that begins from September 20, 2012 (the day of the Company's IPO) and continues through December 31, 2015.
As of December 31, 2014, under each separate annual performance award, the Company's total shareholder return compared to the specified peer group during the performance periods would have resulted in the release of 1.1 million shares, in the aggregate. In addition, approximately $0.7 million and $0.2 million in dividend rights have been accrued as of December 31, 2014 and 2013, respectively. The projected shares to be released are not considered issued under the Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.
Stock compensation
For the years ended December 31, 2014, 2013 and 2012, the Company recognized $11.3 million, $8.8 million and $5.9 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2014 and 2013, the remaining unamortized stock-based compensation expense, including amounts relating to the performance awards, totaled $12.0 million and $15.6 million, respectively. These amounts are recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.
The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan is available to full-time employees who have completed at least six months of service with

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

the Company. The Company provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately.
Note 16. Loss Per Share
Loss per share has been computed using the two-class method. Loss per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two class method, earnings attributable to unvested restricted shares are deducted from loss from continuing operations in the computation of net (loss) income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per share (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Basic and diluted (loss) income:
Loss from continuing operations	$(50,895)	$(33,172)	$(72,515)
Gain on disposition of assets	13,240	—	—
Less: income attributable to unvested restricted stock	(1,099)	(1,291)	(380)
Less: preferred dividends	—	—	(63)
Loss used in basic and diluted loss per share from continuing operations	(38,754)	(34,463)	(72,958)
Income (loss) from discontinued operations	3,856	34,849	(3,718)
Net (loss) income attributable to common stockholders used in basic and diluted (loss) income per share	$(34,898)	$386	$(76,676)

Basic and diluted weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	388,604,270	257,153,935	80,828,885
Less: unvested weighted average shares of restricted stock	(1,794,524)	(2,133,370)	(2,203,783)
Weighted average number of shares outstanding used in basic and diluted (loss) income per share	386,809,746	255,020,565	78,625,102
Potentially dilutive shares of common stock (1)
Unvested shares of restricted stock	731,444	704,306	67,556
Unvested performance shares	770,688	189,530	—
Stock options	5,146	662	—
Convertible term note debt	—	—	33,816,625
Total	1,507,278	894,498	33,884,181

(1)  Due to a loss from continuing operations for all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2014

Note 17. Consolidated Quarterly Financial Data (in thousands, except share and per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2014	(unaudited)
Total revenues	$143,972	$151,789	$152,295	$154,815	$602,871
Depreciation and amortization	60,549	61,968	62,069	63,380	247,966
Interest	54,399	55,992	53,535	56,144	220,070
Other expenses	19,554	58,023	31,175	12,228	120,980
(Loss) gain on debt extinguishment	—	(64,708)	212	(254)	(64,750)
Income (loss) from continuing operations	9,470	(88,902)	5,728	22,809	(50,895)
Income (loss) from discontinued operations	3,047	371	691	(253)	3,856
Net income (loss)	14,239	(89,821)	7,670	34,113	(33,799)
Net income (loss) attributable to common stockholders	14,239	(89,821)	7,670	34,113	(33,799)
Net income (loss) per common share:
Basic	$0.04	$(0.24)	$0.02	$0.08	$(0.09)
Diluted	$0.04	N/A	$0.02	$0.08	N/A
Dividends declared per common share	$0.16625	$0.16625	$0.16625	$0.17000	$0.66875

2013
Total revenues	$70,968	$72,414	$136,847	$139,238	$419,467
Depreciation and amortization expense	26,939	29,700	48,243	59,172	164,054
Interest expense	36,439	39,552	50,386	52,890	179,267
Other expenses	14,608	14,510	61,357	16,438	106,913
Loss on debt extinguishment	—	—	—	(2,405)	(2,405)
(Loss) income from continuing operations	(7,018)	(11,348)	(23,139)	8,333	(33,172)
(Loss) Income from discontinued operations	(1,314)	(321)	1,231	35,253	34,849
Net (loss) income	(8,332)	(11,669)	(21,908)	43,586	1,677
Net (loss) income attributable to common stockholders	(8,332)	(11,669)	(21,908)	43,586	1,677
Net (loss) income per common share: (1)
Basic	$(0.05)	$(0.07)	$(0.07)	$0.12	$—
Diluted	N/A	N/A	N/A	$0.12	N/A
Dividends declared per common share (1)	$0.16406	$0.16406	$0.16406	$0.16625	$0.65843

(1) Share data prior to the effective date of the Merger has been adjusted for the Merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2014 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2014, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, internal control over financial reporting was effective.
Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2014 and 2013.
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Comprehensive (Loss) Income for the Years December 31, 2014, 2013 and 2012.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation.

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2014.

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

4.3
Amendment No. 1 to the Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated November 26, 2014 filed as Exhibit 4.1 to the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

4.4
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

Exhibit No.	Description

4.6
Series 2014-3 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.7
Series 2014-4 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated November 26, 2014 filed as Exhibit 4.2 to the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

4.8
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

4.10
Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013. filed as Exhibit 10.23 to Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.11	Indenture, dated May 20, 2014, between the Company and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.12
First Supplemental Indenture, dated May 20, 2014, by and between Spirit Realty Capital, Inc.
 and Wilmington Trust, National Association (including the form of 2.875% Convertible Senior Note due 2019) filed as Exhibit 4.2 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.13
Second Supplemental Indenture, dated May 20, 2014, by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 3.75% Convertible Senior Note due 2021) filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

10.1	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Exhibit 10.7 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.2	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.3	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.4	Form of Performance Share Award Agreement. Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.
10.5
Credit Agreement, by and among Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Spirit Realty, L.P. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.01 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.6
Guaranty, by and among Spirit Realty Capital, Inc.Spirit General OP Holdings, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 17, 2013 and incorporated herein by reference.

10.7
Security Agreement, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.3 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

Exhibit No.	Description
10.8
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

10.9
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

10.14
Amendment No. 1 to the Second Amended and Restated Property Management and Servicing Agreement dated November 26, 2014, by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association filed as Exhibit 1.2 of the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

10.15
Property Management and Servicing Agreement, between Midland Loan Services, Spirit Master Funding VII, LLC and Spirit Realty, L.P., dated as of December 23, 2013 filed as Exhibit 10.24 to its Annual Report on Form 10-K filed on March 4, 2014 and incorporated herein by reference.

10.16
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

10.17	First Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. on September 12, 2014.

10.18
Amended and Restated Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, and Shopko Stores Operating CO., LLC, dated December 15, 2014 filed as Exhibit 1.2 of the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

10.19	Form of Indemnification Agreement of Spirit Realty Capital, Inc. filed as Exhibit 10.1 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.
10.20
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated as of July 17, 2013 filed as Exhibit 10.2 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.21
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Michael A. Bender, dated as of July 17, 2013 filed as Exhibit 10.3 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.22
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Peter M. Mavoides, dated as of July 17, 2013 filed as Exhibit 10.4 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

Exhibit No.	Description
10.23
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of July 17, 2013 filed as Exhibit 10.5 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.24
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark A. Manheimer, dated as of July 17, 2013 filed as Exhibit 10.6 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.25	Director Compensation Program of Spirit Realty Capital, Inc. filed as Exhibit 10.10 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.
14.1	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc. filed as Exhibit 14.1 to its Annual Report on Form 10-K on March 5, 2013 and incorporated herein by reference.

16.1
Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013 filed as Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of February 24, 2015

23.1*	Consent of Ernst & Young LLP the Company's Independent Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**
The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

General Merchandise
Aberdeen, SD	(b)	$3,857	$3,348	$—	$—	$3,857	$3,348	$7,205	$(1,199)	1984	05/31/06	15 to 30 years
Ainsworth, NE	(a)	360	1,829	—	—	360	1,829	2,189	(349)	2007	12/11/07	12 to 47 years
Alamogordo, NM	(a)	476	560	—	—	476	560	1,036	(46)	2006	07/17/13	8 to 40 Years
Albany, MO	(c )	66	410	—	—	66	410	476	(122)	1990	05/31/06	15 to 30 years
Albert Lea, MN	(b)	2,526	3,141	—	—	2,526	3,141	5,667	(1,444)	1985	05/31/06	15 to 20 years
Allegan, MI	(c )	741	1,198	—	—	741	1,198	1,939	(436)	2000	05/31/06	15 to 30 years
Alpena, AR	(b)	359	600	—	—	359	600	959	(2)	2014	12/15/14	14 to 40 Years
Anderson, SC	8,160	4,770	6,883	—	—	4,770	6,883	11,653	(882)	1993	07/17/13	7 to 21 Years
Anderson, SC	(a)	351	966	—		351	966	1,317	(45)	1992	07/17/13	10 to 41 Years
Appleton, WI	(b)	4,898	5,804	—	—	4,898	5,804	10,702	(1,761)	1971	05/31/06	15 to 30 years
Arcadia, WI	(c )	673	983	—	—	673	983	1,656	(447)	2000	05/31/06	15 to 30 years
Archbold, OH	(c )	631	1,229	—	—	631	1,229	1,860	(446)	2000	05/31/06	15 to 30 years
Ashland, WI	(c )	462	791	—	—	462	791	1,253	(400)	1975	05/31/06	15 to 20 years
Attica, IN	(c )	550	1,116	—	—	550	1,116	1,666	(413)	1999	05/31/06	15 to 30 years
Austin, MN	(b)	4,246	4,444	—	—	4,246	4,444	8,690	(1,493)	1983	05/31/06	15 to 30 years
Avoca, AR	(b)	247	642	—	—	247	642	889	(2)	2014	12/15/14	14 to 40 Years
Baton Rouge, LA	(a)	328	996	—		328	996	1,324	(53)	1999	07/17/13	10 to 40 Years
Bay City, TX	(b)	1,192	3,250	—	—	1,192	3,250	4,442	(363)	1990	07/17/13	3 to 20 Years
Beeville, TX	(a)	101	1,814	—		101	1,814	1,915	(63)	2004	07/17/13	10 to 45 Years
Bellevue, NE	(b)	3,269	3,482	—	—	3,269	3,482	6,751	(1,194)	1984	05/31/06	15 to 30 years
Beloit, WI	(b)	3,191	4,414	—	—	3,191	4,414	7,605	(1,992)	1978	05/31/06	15 to 20 years
Belvidere, IL	(b)	3,061	3,609	—	—	3,061	3,609	6,670	(1,239)	1995	05/31/06	15 to 30 years
Bethany, MO	(c )	648	379	—	—	648	379	1,027	(251)	1974	05/31/06	15 to 20 years
Billings, MT	(b)	3,035	4,509	(259)	—	2,776	4,509	7,285	(1,435)	1990	05/31/06	15 to 30 years
Bloomfield, IN	(c )	639	940	—	—	639	940	1,579	(382)	1999	05/31/06	15 to 30 years
Boise, ID	(b)	5,017	12,407	—	—	5,017	12,407	17,424	(5,062)	1992	05/31/06	15 to 30 years
Boise, ID	(b)	2,036	5,555	—	—	2,036	5,555	7,591	(1,693)	1989	05/31/06	15 to 30 years
Borger, TX	(b)	907	3,243	—	—	907	3,243	4,150	(305)	1991	07/17/13	3 to 25 Years
Brigham City, UT	(b)	1,814	2,540	—	—	1,814	2,540	4,354	(856)	1990	05/31/06	15 to 30 years
Burlington, IA	(b)	1,117	1,825	—	—	1,117	1,825	2,942	(787)	1985	05/31/06	15 to 20 years
Burlington, KS	(c )	371	565	—	—	371	565	936	(286)	1990	05/31/06	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Calumet City, IL	(a)	393	949	—		393	949	1,342	(56)	1977	07/17/13	9 to 32 Years
Cameron, OK	(b)	312	710	—	—	312	710	1,022	(2)	2014	12/15/14	14 to 40 Years
Carrollton, MO	(c )	352	345	—	—	352	345	697	(227)	1994	07/21/11	10 to 20 years
Center Ridge, AR	(b)	313	595	—	—	313	595	908	(2)	2014	12/15/14	14 to 40 Years
Centerville, TN	(c )	420	776	—	—	420	776	1,196	(301)	2000	05/31/06	15 to 30 years
Charlotte, NC	(a)	371	598	—		371	598	969	(51)	1957	07/17/13	8 to 25 Years
Chiefland, FL	(a)	376	1,206	—		376	1,206	1,582	(58)	2007	07/17/13	10 to 47 Years
Clanton, AL	(a)	350	816	—		350	816	1,166	(41)	2007	07/17/13	10 to 46 Years
Clare, MI	(c )	1,219	760	—	—	1,219	760	1,979	(439)	2000	05/31/06	15 to 30 years
Clarion, IA	(c )	365	812	—	—	365	812	1,177	(300)	2000	05/31/06	15 to 30 years
Clintonville, WI	(c )	495	1,089	—	—	495	1,089	1,584	(501)	1978	05/31/06	15 to 20 years
Coeur d'Alene, ID	(b)	7,247	4,907	—	—	7,247	4,907	12,154	(2,185)	1987	05/31/06	15 to 20 years
De Pere, WI	(b)	2,805	3,593	—	—	2,805	3,593	6,398	(1,486)	1967	05/31/06	15 to 20 years
De Pere, WI	(b)	264	1,681	—	—	264	1,681	1,945	(479)	2000	05/31/06	15 to 30 years
De Pere, WI	(b)	4,961	8,243	—	—	4,961	8,243	13,204	(4,733)	1987	05/31/06	15 to 20 years
De Pere, WI	(b)	1,275	2,113	—	—	1,275	2,113	3,388	(626)	2005	05/31/06	15 to 40 years
Delavan, WI	(b)	1,752	4,387	(118)	—	1,634	4,387	6,021	(1,396)	1995	05/31/06	15 to 30 years
Detroit Lakes, MN	(c )	811	1,392	—	—	811	1,392	2,203	(648)	1974	05/31/06	15 to 20 years
Dixon, IL	(b)	1,502	2,810	—	—	1,502	2,810	4,312	(952)	1993	05/31/06	15 to 30 years
Dowagiac, MI	(c )	762	984	—	—	762	984	1,746	(389)	2000	05/31/06	15 to 30 years
Duluth, MN	(b)	4,722	6,955	—	—	4,722	6,955	11,677	(2,133)	1993	05/31/06	15 to 30 years
Dyersville, IA	(c )	381	1,082	—	—	381	1,082	1,463	(372)	2000	05/31/06	15 to 30 years
Eau Claire, WI	(b)	3,652	5,217	—	—	3,652	5,217	8,869	(1,678)	1978	05/31/06	15 to 30 years
Escanaba, MI	(b)	3,030	3,321	—	—	3,030	3,321	6,351	(1,452)	1971	05/31/06	15 to 20 years
Essex, MD	(a)	294	1,973	—	—	294	1,973	2,267	(71)	1988	07/17/13	10 to 45 Years
Estherville, IA	(c )	630	463	—	—	630	463	1,093	(296)	1976	05/31/06	15 to 20 years
Fairmont, MN	(b)	2,393	3,546	—	—	2,393	3,546	5,939	(1,138)	1984	05/31/06	15 to 30 years
Fairview Heights, IL	(b)	1,418	2,383	—	—	1,418	2,383	3,801	(483)	1979	07/17/13	3 to 10 Years
Fergus Falls, MN	(c )	738	1,175	—	—	738	1,175	1,913	(514)	1986	05/31/06	15 to 20 years
Fond du Lac, WI	(b)	4,110	5,210	—	—	4,110	5,210	9,320	(1,582)	1985	05/31/06	15 to 30 years
Forrest City, AR	(a)	331	860	—	—	331	860	1,191	(39)	2002	07/17/13	10 to 45 Years
Fort Atkinson, WI	(b)	1,005	2,873	—	—	1,005	2,873	3,878	(919)	1984	05/31/06	15 to 30 years
Fountain Valley, CA	(b)	9,471	13,326	—	—	9,471	13,326	22,797	(14)	1968	12/30/14	11 to 30 Years
Freeport, IL	(b)	1,941	2,431	—	—	1,941	2,431	4,372	(956)	1994	05/31/06	15 to 30 years
Gallatin, MO	(c )	57	405	—	—	57	405	462	(125)	1990	05/31/06	15 to 30 years
Glasgow, MT	(c )	772	1,623	—	—	772	1,623	2,395	(588)	1998	05/31/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Glenwood, MN	(c )	775	1,404	—	—	775	1,404	2,179	(421)	1996	05/31/06	15 to 40 years
Gothenburg, NE	(a)	391	1,798	—	—	391	1,798	2,189	(344)	2007	12/11/07	12 to 47 years
Grafton, WI	(b)	2,952	4,206	—	—	2,952	4,206	7,158	(1,417)	1989	05/31/06	15 to 30 years
Grand Island, NE	(b)	3,401	5,497	—	—	3,401	5,497	8,898	(1,870)	1983	05/31/06	15 to 30 years
Great Falls, MT	(b)	2,998	4,929	—	—	2,998	4,929	7,927	(2,158)	1985	05/31/06	15 to 20 years
Green Bay, WI	(b)	6,155	6,298	—	—	6,155	6,298	12,453	(1,909)	1979	05/31/06	15 to 30 years
Green Bay, WI	(b)	8,698	12,160	—	—	8,698	12,160	20,858	(4,884)	2000	05/31/06	15 to 20 years
Green Bay, WI	(b)	1,269	1,937	—	—	1,269	1,937	3,206	(577)	2005	05/31/06	15 to 40 years
Green Bay, WI	(b)	4,788	4,605	—	—	4,788	4,605	9,393	(2,044)	1966	05/31/06	15 to 20 years
Greenfield, OH	(c )	555	1,041	—	—	555	1,041	1,596	(387)	2000	05/31/06	15 to 30 years
Griffin, GA	(a)	459	1,322	—	—	459	1,322	1,781	(59)	2007	07/17/13	10 to 49 Years
Grovetown, GA	(a)	425	933	—	—	425	933	1,358	(48)	2007	07/17/13	10 to 45 Years
Harrisonville, MO	(a)	316	466	—	—	316	466	782	(42)	1996	07/17/13	8 to 33 Years
Hart, MI	(c )	565	1,377	—	—	565	1,377	1,942	(460)	1999	05/31/06	15 to 30 years
Hartsville, SC	(a)	536	813	—	—	536	813	1,349	(66)	2007	07/17/13	10 to 37 Years
Havana, IL	(c )	526	813	—	—	526	813	1,339	(317)	2000	05/31/06	15 to 30 years
Helena, MT	(b)	3,176	5,583	(724)	—	2,452	5,583	8,035	(1,727)	1992	05/31/06	15 to 30 years
Hodgenville, KY	(c )	709	838	—	—	709	838	1,547	(355)	1999	05/31/06	15 to 30 years
Houghton, MI	(b)	1,963	4,025	—	—	1,963	4,025	5,988	(1,429)	1994	05/31/06	15 to 30 years
Hutchinson, MN	(b)	2,793	4,108	—	—	2,793	4,108	6,901	(1,299)	1991	05/31/06	15 to 30 years
Idaho Falls, ID	(b)	1,721	3,231	—	—	1,721	3,231	4,952	(1,420)	1986	05/31/06	15 to 20 years
Jacksonville, IL	(b)	3,603	3,569	—	—	3,603	3,569	7,172	(1,553)	1996	05/31/06	15 to 30 years
Janesville, WI	(b)	3,166	4,808	—	—	3,166	4,808	7,974	(2,063)	1980	05/31/06	15 to 20 years
Kennewick, WA	(b)	4,044	5,347	—	—	4,044	5,347	9,391	(1,742)	1989	05/31/06	15 to 30 years
Kenosha, WI	(b)	3,079	4,259	—	—	3,079	4,259	7,338	(1,916)	1980	05/31/06	15 to 20 years
Keota, OK	(b)	215	687	—	—	215	687	902	(2)	2014	12/15/14	14 to 40 Years
Kewaunee, WI	(c )	872	758	—	—	872	758	1,630	(403)	2000	05/31/06	15 to 30 years
Kimberly, WI	(b)	3,550	4,749	—	—	3,550	4,749	8,299	(1,987)	1979	05/31/06	15 to 20 years
Kingsford, MI	(b)	3,736	3,570	—	—	3,736	3,570	7,306	(1,601)	1970	05/31/06	15 to 20 years
La Crosse, WI	(b)	2,896	3,810	—	—	2,896	3,810	6,706	(1,657)	1978	05/31/06	15 to 20 years
Lake Hallie, WI	(b)	2,627	3,965	—	—	2,627	3,965	6,592	(1,531)	1982	05/31/06	15 to 30 years
Lancaster, WI	(c )	581	1,018	—	—	581	1,018	1,599	(386)	1999	05/31/06	15 to 30 years
Lander, WY	(c )	289	589	—	—	289	589	878	(280)	1974	05/31/06	15 to 20 years
Largo, FL	(a)	758	1,025	—	—	758	1,025	1,783	(52)	1999	07/17/13	9 to 36 Years
Layton, UT	(b)	2,950	3,408	—	—	2,950	3,408	6,358	(1,145)	1988	05/31/06	15 to 30 years
Lewiston, ID	(b)	409	2,999	—	—	409	2,999	3,408	(1,323)	1987	05/31/06	15 to 20 years
Liberty, KY	(c )	474	945	—	—	474	945	1,419	(342)	2000	05/31/06	15 to 30 years
Lincoln, NE	(b)	4,186	4,150	—	—	4,186	4,150	8,336	(1,298)	1983	05/31/06	15 to 30 years
Livingston, TN	(c )	429	822	—	—	429	822	1,251	(311)	2000	05/31/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Logan, UT	(b)	454	3,453	—	—	454	3,453	3,907	(1,516)	1989	05/31/06	15 to 20 years
Loogootee, IN	(c )	571	973	—	—	571	973	1,544	(375)	1999	05/31/06	15 to 30 years
Madison, SD	(c )	1,060	1,015	—	—	1,060	1,015	2,075	(546)	1975	05/31/06	15 to 20 years
Madison, WI	(b)	4,072	5,777	—	—	4,072	5,777	9,849	(1,802)	1988	05/31/06	15 to 30 years
Madison, WI	(b)	2,836	4,522	—	—	2,836	4,522	7,358	(1,694)	1982	05/31/06	15 to 30 years
Madison, WI	(b)	5,632	5,299	(1,125)	—	4,507	5,299	9,806	(1,706)	1980	05/31/06	15 to 30 years
Manistique, MI	(c )	659	1,223	—	—	659	1,223	1,882	(453)	2000	05/31/06	15 to 30 years
Manitowoc, WI	(b)	2,573	4,011	—	—	2,573	4,011	6,584	(1,789)	1977	05/31/06	15 to 20 years
Mankato, MN	(b)	6,167	4,861	—	—	6,167	4,861	11,028	(2,087)	1971	05/31/06	15 to 20 years
Mansfield, TX	(a)	859	599	—	—	859	599	1,458	(44)	2007	07/17/13	10 to 34 Years
Marinette, WI	(b)	1,452	3,736	—	—	1,452	3,736	5,188	(1,214)	1990	05/31/06	15 to 30 years
Marion, KY	(c )	724	765	—	—	724	765	1,489	(349)	2000	05/31/06	15 to 30 years
Marquette, MI	(b)	4,423	5,774	—	—	4,423	5,774	10,197	(2,476)	1969	05/31/06	15 to 20 years
Marshall, MN	(b)	4,152	2,872	—	—	4,152	2,872	7,024	(1,402)	1972	05/31/06	15 to 20 years
Marshfield, WI	(b)	3,272	4,406	—	—	3,272	4,406	7,678	(1,849)	1968	05/31/06	15 to 20 years
Mason City, IA	(b)	2,186	3,888	—	—	2,186	3,888	6,074	(1,688)	1985	05/31/06	15 to 20 years
Memphis, MO	(c )	448	313	—	—	448	313	761	(192)	1983	05/31/06	15 to 20 years
Menasha, WI	(b)	3,137	3,245	—	—	3,137	3,245	6,382	(1,111)	1981	05/31/06	15 to 30 years
Mesa, AZ	(b)	734	—	—	—	734	—	734	—	1955	11/13/14	0 to 0 Years
Mineral Wells, TX	(a)	448	878	—	—	448	878	1,326	(47)	2008	07/17/13	10 to 42 Years
Minerva, OH	(c )	1,103	902	—	—	1,103	902	2,005	(461)	2000	05/31/06	15 to 30 years
Missoula, MT	(b)	4,123	5,253	—	—	4,123	5,253	9,376	(2,190)	1987	05/31/06	15 to 20 years
Mitchell, IN	(c )	554	791	—	—	554	791	1,345	(330)	2000	05/31/06	15 to 30 years
Mitchell, SD	(b)	3,918	3,126	—	—	3,918	3,126	7,044	(1,414)	1973	05/31/06	15 to 20 years
Monmouth, IL	(b)	2,037	1,166	—	—	2,037	1,166	3,203	(721)	1971	05/31/06	15 to 20 years
Monona, WI	(b)	2,982	4,700	—	—	2,982	4,700	7,682	(1,564)	1981	05/31/06	15 to 30 years
Monroe, WI	(b)	1,526	4,027	—	—	1,526	4,027	5,553	(1,284)	1994	05/31/06	15 to 30 years
Monticello, IL	(c )	641	1,172	—	—	641	1,172	1,813	(430)	1999	05/31/06	15 to 30 years
Montpelier, OH	(c )	557	1,130	—	—	557	1,130	1,687	(409)	2000	05/31/06	15 to 30 years
Morgantown, KY	(c )	518	871	—	—	518	871	1,389	(330)	1999	05/31/06	15 to 30 years
Mount Ayr, IA	(c )	228	666	—	—	228	666	894	(221)	1995	05/31/06	15 to 30 years
Mount Carmel, IL	(c )	972	1,602	—	—	972	1,602	2,574	(767)	2000	05/31/06	15 to 20 years
Munfordville, KY	(c )	672	766	—	—	672	766	1,438	(335)	2000	05/31/06	15 to 30 years
Nampa, ID	(b)	2,080	4,014	—	—	2,080	4,014	6,094	(1,747)	1986	05/31/06	15 to 20 years
Navasota, TX	(a)	322	868	—	—	322	868	1,190	(47)	2007	07/17/13	10 to 44 Years
Neenah, WI	(b)	2,944	5,595	(38)	—	2,906	5,595	8,501	(1,719)	1990	05/31/06	15 to 30 years
New London, WI	1,778	1,008	2,094	—	—	1,008	2,094	3,102	(295)	1991	07/17/13	3 to 28 Years
Newaygo, MI	(c )	633	1,155	—	—	633	1,155	1,788	(418)	2000	05/31/06	15 to 30 years
Norfolk, NE	(b)	2,701	2,912	—	—	2,701	2,912	5,613	(1,158)	1984	05/31/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

North Platte, NE	(b)	2,734	3,378	—	—	2,734	3,378	6,112	(1,063)	1985	05/31/06	15 to 30 years
Oconto, WI	(c )	496	1,176	—	—	496	1,176	1,672	(435)	2000	05/31/06	15 to 30 years
Ogden, UT	(b)	2,448	3,864	—	—	2,448	3,864	6,312	(1,234)	1988	05/31/06	15 to 30 years
Okeechobee, FL	(a)	409	1,298	—	—	409	1,298	1,707	(56)	2006	07/17/13	10 to 47 Years
Omaha, NE	(c )	1,024	7,113	—	—	1,024	7,113	8,137	(2,197)	1966	05/31/06	15 to 30 years
Omaha, NE	(b)	5,320	4,086	—	—	5,320	4,086	9,406	(1,354)	1985	05/31/06	15 to 30 years
Omaha, NE	(b)	5,477	3,986	—	—	5,477	3,986	9,463	(1,315)	1984	05/31/06	15 to 30 years
Omaha, NE	(b)	7,431	14,273	—	—	7,431	14,273	21,704	(6,242)	2000	05/31/06	15 to 30 years
Onalaska, WI	(b)	2,468	4,392	—	—	2,468	4,392	6,860	(1,408)	1989	05/31/06	15 to 30 years
O'Neill, NE	(a)	400	1,752	—	—	400	1,752	2,152	(376)	1972	08/24/07	12 to 47 years
Osceola, IA	(c )	322	422	—	—	322	422	744	(200)	1978	05/31/06	15 to 20 years
Oshkosh, WI	(b)	3,594	4,384	—	—	3,594	4,384	7,978	(1,399)	1984	05/31/06	15 to 30 years
Papillion, NE	(c )	10,113	13,578	—	—	10,113	13,578	23,691	(720)	2007	07/17/13	10 to 41 Years
Park Rapids, MN	(c )	877	1,089	—	—	877	1,089	1,966	(520)	1981	05/31/06	15 to 20 years
Peoria, IL	4,950	2,407	5,452	—	—	2,407	5,452	7,859	(274)	2006	07/17/13	2 to 40 Years
Perry, IA	(c )	651	1,015	—	—	651	1,015	1,666	(408)	1998	05/31/06	15 to 30 years
Petersburg, IN	(c )	799	678	—	—	799	678	1,477	(348)	1999	05/31/06	15 to 30 years
Pocatello, ID	(b)	2,317	4,274	—	—	2,317	4,274	6,591	(1,870)	1986	05/31/06	15 to 20 years
Port Washington, WI	(b)	436	1,427	—	—	436	1,427	1,863	(427)	1982	05/31/06	15 to 40 years
Powell, WY	(c )	1,264	859	—	—	1,264	859	2,123	(450)	1985	05/31/06	15 to 20 years
Provo, UT	(b)	2,145	2,966	—	—	2,145	2,966	5,111	(991)	1988	05/31/06	15 to 30 years
Pullman, WA	(b)	2,237	4,295	—	—	2,237	4,295	6,532	(1,401)	1996	05/31/06	15 to 30 years
Quincy, IL	(b)	3,510	4,916	—	—	3,510	4,916	8,426	(2,125)	1986	05/31/06	15 to 20 years
Quinton, OK	(b)	245	683	—	—	245	683	928	(2)	2014	12/15/14	14 to 40 Years
Racine, WI	(b)	3,076	5,305	—	—	3,076	5,305	8,381	(2,149)	1979	05/31/06	15 to 20 years
Rapid City, SD	(b)	4,725	4,164	—	—	4,725	4,164	8,889	(1,457)	1988	05/31/06	15 to 30 years
Rawlins, WY	(c )	430	581	—	—	430	581	1,011	(308)	1971	05/31/06	15 to 20 years
Redding, CA	(b)	7,043	5,255	—	—	7,043	5,255	12,298	(1,688)	1989	05/31/06	15 to 30 years
Rensselaer, NY	(a)	705	657	—	—	705	657	1,362	(154)	1971	07/17/13	3 to 13 Years
Rice Lake, WI	(b)	1,535	3,407	—	—	1,535	3,407	4,942	(1,194)	1995	05/31/06	15 to 30 years
River Falls, WI	(b)	1,787	4,283	—	—	1,787	4,283	6,070	(1,384)	1994	05/31/06	15 to 30 years
Rochester, MN	(b)	6,466	4,232	—	—	6,466	4,232	10,698	(1,932)	1981	05/31/06	15 to 20 years
Rochester, MN	(b)	6,189	4,511	—	—	6,189	4,511	10,700	(1,988)	1981	05/31/06	15 to 20 years
Rockville, IN	(c )	628	939	—	—	628	939	1,567	(375)	1999	05/31/06	15 to 30 years
Rome, NY	(a)	436	699	—	—	436	699	1,135	(52)	1996	07/17/13	10 to 28 Years
Rothschild, WI	(b)	2,685	4,231	—	—	2,685	4,231	6,916	(1,875)	1977	05/31/06	15 to 20 years
Salt Lake City, UT	(b)	3,260	3,937	—	—	3,260	3,937	7,197	(1,305)	1991	05/31/06	15 to 30 years
Sandersville, GA	(a)	503	751	—	—	503	751	1,254	(44)	2006	07/17/13	10 to 45 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Scottsville, KY	(c )	544	840	—	—	544	840	1,384	(327)	1999	05/31/06	15 to 30 years
Sheboygan, WI	(b)	2,973	4,340	—	—	2,973	4,340	7,313	(1,563)	1993	05/31/06	15 to 30 years
Shreveport, LA	(a)	374	490	—	—	374	490	864	(51)	2001	07/17/13	10 to 31 Years
Sioux Falls, SD	(b)	4,907	4,023	—	—	4,907	4,023	8,930	(1,796)	1987	05/31/06	15 to 20 years
Smithville, TN	(c )	570	733	(15)	—	555	733	1,288	(321)	2000	05/31/06	15 to 30 years
Somerville, TN	(c )	345	537	—	—	345	537	882	(234)	2000	05/31/06	15 to 30 years
Spencer, IN	1,325	971	2,483	—	—	971	2,483	3,454	(237)	1987	07/17/13	4 to 24 Years
Spokane, WA	(b)	1,014	3,005	—	—	1,014	3,005	4,019	(1,133)	1987	05/31/06	15 to 20 years
Spokane, WA	(b)	3,437	5,047	—	—	3,437	5,047	8,484	(1,627)	1995	05/31/06	15 to 30 years
St. Cloud, MN	(b)	3,749	4,884	—	—	3,749	4,884	8,633	(2,105)	1985	05/31/06	15 to 20 years
St. Cloud, MN	(b)	5,033	6,589	—	—	5,033	6,589	11,622	(2,065)	1991	05/31/06	15 to 30 years
St. Croix, VI	4,035	2,132	5,992	—	—	2,132	5,992	8,124	(321)	2005	07/17/13	8 to 37 Years
Stevens Point, WI	(b)	1,383	5,401	—	—	1,383	5,401	6,784	(2,062)	1985	05/31/06	15 to 20 years
Sturgis, SD	(c )	402	717	—	—	402	717	1,119	(343)	1984	05/31/06	15 to 20 years
Sullivan, IL	(c )	557	879	—	—	557	879	1,436	(349)	1999	05/31/06	15 to 30 years
Sweetwater, TX	(a)	415	1,097	—	—	415	1,097	1,512	(53)	2006	07/17/13	10 to 47 Years
Thermopolis, WY	(a)	589	1,600	—	—	589	1,600	2,189	(313)	2007	12/11/07	12 to 47 years
Tuscola, IL	(c )	724	897	—	—	724	897	1,621	(386)	2000	05/31/06	15 to 30 years
Union Gap, WA	(b)	481	4,079	—	—	481	4,079	4,560	(1,763)	1991	05/31/06	15 to 20 years
Vermillion, SD	(c )	756	993	—	—	756	993	1,749	(477)	1984	05/31/06	15 to 20 years
Wahpeton, ND	(c )	1,202	1,418	—	—	1,202	1,418	2,620	(713)	1971	05/31/06	15 to 20 years
Walla Walla, WA	(b)	2,283	1,955	—	—	2,283	1,955	4,238	(683)	1989	05/31/06	15 to 30 years
Washington, IA	(c )	719	865	—	—	719	865	1,584	(444)	1973	05/31/06	15 to 20 years
Washington, IL	(b)	1,195	1,441	—	—	1,195	1,441	2,636	(362)	1989	07/17/13	2 to 10 Years
Watertown, SD	(b)	3,064	3,519	—	—	3,064	3,519	6,583	(1,153)	1985	05/31/06	15 to 30 years
Watertown, WI	(b)	3,124	4,436	—	—	3,124	4,436	7,560	(1,895)	1972	05/31/06	15 to 20 years
Waukon, IA	(c )	604	971	—	—	604	971	1,575	(378)	1998	05/31/06	15 to 30 years
West Bountiful, UT	(b)	2,952	3,897	—	—	2,952	3,897	6,849	(1,271)	1991	05/31/06	15 to 30 years
West Jordan, UT	(b)	2,848	3,969	—	—	2,848	3,969	6,817	(1,327)	1988	05/31/06	15 to 30 years
West Valley City, UT	(b)	2,780	4,005	—	—	2,780	4,005	6,785	(1,366)	1989	05/31/06	15 to 30 years
Western Grove, AR	(b)	391	595	—	—	391	595	986	(2)	2014	12/15/14	14 to 40 Years
Whiteville, NC	(b)	1,119	1,676	—	—	1,119	1,676	2,795	(232)	1988	07/17/13	7 to 30 Years
Wichita, KS	(a)	236	741	—	—	236	741	977	(34)	2005	07/17/13	10 to 42 Years
Wilburton, OK	(b)	522	887	—	—	522	887	1,409	(3)	2014	12/15/14	14 to 40 Years
Wilton, NY	(a)	1,348	2,165	—	—	1,348	2,165	3,513	(220)	1987	07/17/13	8 to 27 Years
Winona, MN	(b)	3,413	4,436	—	—	3,413	4,436	7,849	(2,030)	1986	05/31/06	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Wisconsin Rapids, WI	(b)	3,689	4,806	—	—	3,689	4,806	8,495	(2,051)	1969	05/31/06	15 to 20 years
Woodsfield, OH	(c )	691	1,009	—	—	691	1,009	1,700	(408)	2000	05/31/06	15 to 30 years
Worthington, MN	(b)	2,861	3,767	—	—	2,861	3,767	6,628	(1,233)	1984	05/31/06	15 to 30 years
Yakima, WA	(b)	2,789	5,033	—	—	2,789	5,033	7,822	(1,600)	1988	05/31/06	15 to 30 years

Restaurants - Casual Dining
Addison, IL	5,600	4,690	6,692	—	—	4,690	6,692	11,382	(671)	2006	07/17/13	7 to 24 Years
Addison, TX	(a)	1,615	2,476	—	—	1,615	2,476	4,091	(777)	1998	09/30/04	15 to 30 years
Adrian, MI	(b)	652	1,233	—	—	652	1,233	1,885	—	1991	12/23/14	15 to 30 Years
Albany, GA	(a)	1,073	1,719	—	—	1,073	1,719	2,792	(110)	2003	07/17/13	12 to 33 Years
Albany, GA	(b)	744	1,340	—	—	744	1,340	2,084	—	1971	12/23/14	15 to 30 Years
Albany, OR	(c )	913	1,951	—	—	913	1,951	2,864	(103)	2005	07/17/13	12 to 35 Years
Albuquerque, NM	(a)	1,473	2,947	—	—	1,473	2,947	4,420	(236)	2011	07/17/13	10 to 33 Years
Albuquerque, NM	(a)	120	1,336	—	—	120	1,336	1,456	(330)	1999	12/30/04	30 to 30 years
Albuquerque, NM	(a)	1,036	1,655	—	—	1,036	1,655	2,691	(578)	1994	12/30/04	15 to 30 years
Alcoa, TN	(a)	228	219	—	—	228	219	447	(88)	1982	11/02/07	15 to 30 years
Alcoa, TN	(a)	483	318	—	—	483	318	801	(132)	1978	11/02/07	15 to 30 years
Alexandria, VA	(a)	1,024	202	—	12	1,024	214	1,238	(114)	1979	12/19/06	15 to 20 years
Alvin, TX	(a)	256	585	—	—	256	585	841	(465)	1997	12/30/04	10 to 15 years
Appleton, WI	(a)	727	1,329	—	9	727	1,338	2,065	(499)	1993	12/29/06	8 to 30 years
Ardmore, OK	(a)	1,332	1,466	—	—	1,332	1,466	2,798	(591)	1986	02/26/07	14 to 30 years
Arkansas city, KS	(a)	239	975	—	—	239	975	1,214	(25)	1987	06/04/14	15 to 30 Years
Arlington, TX	(a)	2,064	2,043	—	—	2,064	2,043	4,107	(632)	1995	09/30/04	15 to 30 years
Ashland, OH	(a)	294	642	—	—	294	642	936	(69)	1971	03/18/13	13 to 20 Years
Ashtabula, OH	(a)	865	244	—	—	865	244	1,109	(126)	1975	02/06/07	15 to 30 years
Athens, TN	(a)	197	341	—	176	197	517	714	(168)	1977	11/02/07	15 to 30 years
Augusta, GA	(c )	1,494	2,019	—	—	1,494	2,019	3,513	(97)	2005	07/17/13	13 to 40 Years
Aurora, CO	(c )	1,017	1,743	—	—	1,017	1,743	2,760	(88)	1998	07/17/13	13 to 35 Years
Aurora, CO	(c )	1,521	1,498	—	—	1,521	1,498	3,019	(93)	1992	07/17/13	9 to 32 Years
Aurora, CO	(b)	1,151	1,742	—	—	1,151	1,742	2,893	—	1974	12/23/14	15 to 40 Years
Austell, GA	(a)	838	216	—	—	838	216	1,054	(172)	1962	02/28/06	15 to 20 years
Austintown, OH	(a)	1,106	450	—	—	1,106	450	1,556	(181)	1991	02/06/07	15 to 30 years
Avon, IN	(b)	899	615	—	—	899	615	1,514	(6)	2014	10/31/14	14 to 30 Years
Battle Creek, MI	(a)	423	560	—	—	423	560	983	(28)	1997	12/24/13	15 to 30 Years
Beachwood, OH	(b)	1,080	1,773	—	—	1,080	1,773	2,853	—	1977	12/23/14	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Beaumont, TX	(a)	1,435	1,541	—	—	1,435	1,541	2,976	(539)	1997	06/29/07	15 to 40 years
Beebe, AR	(b)	211	107	—	—	211	107	318	(9)	1986	03/31/14	1 to 20 Years
Bellflower, CA	(a)	1,284	1,636	—	—	1,284	1,636	2,920	—	1970	12/19/14	15 to 30 Years
Bellflower, CA	(a)	1,273	1,501	—	—	1,273	1,501	2,774	—	1981	12/19/14	15 to 50 Years
Berkley, MI	(b)	390	540	—	—	390	540	930	(5)	1927	10/31/14	14 to 30 Years
Bessemer, AL	(a)	622	983	—	64	622	1,047	1,669	(83)	2002	03/29/13	8 to 29 Years
Birch Run, MI	(b)	1,852	1,290	—	—	1,852	1,290	3,142	—	2014	12/24/14	14 to 30 Years
Birmingham, AL	(a)	321	740	—	50	321	790	1,111	(62)	1977	03/29/13	8 to 29 Years
Birmingham, AL	(a)	512	983	—	65	512	1,048	1,560	(84)	2002	03/29/13	8 to 29 Years
Blakely, GA	(a)	288	744	—	—	288	744	1,032	(370)	1987	06/25/04	15 to 20 years
Bloomington, IL	(a)	393	629	—	—	393	629	1,022	(28)	1986	12/24/13	15 to 30 Years
Bloomington, IL	(b)	662	1,029	—	—	662	1,029	1,691	—	1975	12/23/14	15 to 30 Years
Boise, ID	(a)	809	601	(400)	(259)	409	342	751	(191)	1998	06/25/04	15 to 30 years
Bowie, MD	(a)	333	173	—	200	333	373	706	(146)	1983	11/27/06	15 to 20 years
Bowie, MD	(a)	1,501	615	—	—	1,501	615	2,116	(234)	2004	12/31/07	15 to 40 years
Bowling Green, KY	(a)	934	3,134	—	—	934	3,134	4,068	(173)	1997	07/17/13	10 to 34 Years
Bradford, PA	(a)	368	255	—	—	368	255	623	(119)	1977	02/06/07	15 to 30 years
Bradley, IL	(b)	1,610	1,783	—	—	1,610	1,783	3,393	—	1991	12/23/14	15 to 30 Years
Brandon, FL	(b)	1,358	614	—	—	1,358	614	1,972	(9)	2004	11/05/14	14 to 20 Years
Branson, MO	(a)	1,497	1,684	—	—	1,497	1,684	3,181	(632)	1994	09/23/05	15 to 30 years
Bridgeton, MO	(a)	314	1,160	—	—	314	1,160	1,474	(45)	1994	12/24/13	15 to 30 Years
Broken Arrow, OK	(a)	1,081	226	—	—	1,081	226	1,307	(9)	2006	12/24/13	15 to 40 Years
Broken Arrow, OK	(a)	1,636	1,620	—	—	1,636	1,620	3,256	(34)	2006	07/21/14	14 to 30 Years
Brooklyn, OH	(b)	1,226	672	—	—	1,226	672	1,898	(247)	2001	02/06/07	10 to 25 years
Bryan, TX	(a)	739	700	—	—	739	700	1,439	(346)	1988	12/30/04	15 to 20 years
Burlington, IA	(a)	304	588	—	—	304	588	892	(223)	1996	09/23/05	15 to 30 years
Burlington, IA	(a)	318	484	—	—	318	484	802	(189)	2006	09/23/05	15 to 30 years
Burr Ridge, IL	(a)	759	977	16	1,584	775	2,561	3,336	(713)	1997	06/25/04	15 to 30 years
Calera, AL	(a)	560	912	—	84	560	996	1,556	(85)	2008	03/29/13	8 to 29 Years
Canfield, OH	(a)	449	644	—	—	449	644	1,093	(229)	1973	02/06/07	15 to 30 years
Canton, MI	(a)	2,071	1,224	—	—	2,071	1,224	3,295	(532)	1996	06/25/04	15 to 30 years
Canton, OH	(a)	1,325	781	—	—	1,325	781	2,106	(269)	1989	02/06/07	15 to 30 years
Carmel, IN	(b)	851	646	—	—	851	646	1,497	(6)	2014	10/31/14	14 to 30 Years
Carrollton, GA	(a)	985	725	—	—	985	725	1,710	(54)	1995	07/17/13	11 to 33 Years
Carrollton, GA	(a)	508	603	—	—	508	603	1,111	(184)	2000	02/28/06	15 to 40 years
Cartersville, GA	(a)	581	730	—	—	581	730	1,311	(270)	1997	02/28/06	15 to 30 years
Cartersville, GA	(a)	439	451	—	—	439	451	890	(199)	1990	02/28/06	15 to 30 years
Casper, WY	(a)	54	762	—	—	54	762	816	(216)	1969	12/29/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Cedar Hill, TX	(a)	620	501	—	—	620	501	1,121	(216)	2005	12/29/06	15 to 30 years
Chanhassen, MN	(a)	1,439	784	—	—	1,439	784	2,223	(31)	1953	05/22/14	15 to 30 Years
Charleston, IL	(a)	272	220	—	—	272	220	492	(183)	1986	09/23/05	10 to 15 years
Charleston, SC	(a)	860	1,018	—	—	860	1,018	1,878	(141)	1988	07/17/13	8 to 15 Years
Charleston, SC	(b)	1,620	866	—	—	1,620	866	2,486	—	1984	12/23/14	15 to 30 Years
Chatsworth, GA	(a)	213	558	—	—	213	558	771	(182)	1979	11/02/07	15 to 30 years
Chesapeake, VA	(a)	1,046	334	—	75	1,046	409	1,455	(284)	1995	06/25/04	10 to 25 years
Cheyenne, WY	(a)	277	2,041	—	—	277	2,041	2,318	(799)	1928	12/29/06	15 to 20 years
Chicago, IL	(a)	1,675	1,112	—	—	1,675	1,112	2,787	(370)	1999	12/29/06	15 to 30 years
Cincinnati, OH	(a)	1,614	4,134	—	—	1,614	4,134	5,748	(126)	2012	01/15/14	9 to 40 Years
Claremont, CA	(a)	2,764	2,919	—	—	2,764	2,919	5,683	—	2011	12/19/14	15 to 40 Years
Clarion, PA	(a)	426	653	—	—	426	653	1,079	(240)	1976	02/06/07	15 to 30 years
Clear Lake, IA	(a)	294	292	—	—	294	292	586	(136)	1980	05/24/05	15 to 20 years
Clearwater, FL	(a)	2,226	858	—	—	2,226	858	3,084	(293)	2004	12/31/07	15 to 40 years
Cleveland, OH	(a)	875	138	—	—	875	138	1,013	(9)	1995	12/24/13	15 to 30 Years
Clinton Township, MI	(b)	1,377	911	—	—	1,377	911	2,288	(8)	2003	11/05/14	14 to 30 Years
Clinton, MD	(a)	300	193	—	200	300	393	693	(121)	1980	11/27/06	15 to 20 years
Clinton, TN	(a)	417	293	—	—	417	293	710	(134)	1994	11/02/07	15 to 30 years
Clovis, NM	(c )	861	2,172	—	—	861	2,172	3,033	(111)	2005	07/17/13	13 to 40 Years
Colby, KS	(a)	269	567	—	—	269	567	836	(16)	1989	06/04/14	15 to 30 Years
Colonial Heights, VA	(a)	1,948	—	37	1,963	1,985	1,963	3,948	(26)	1989	10/25/13	0 to 0 Years
Colonie, NY	(a)	1,321	991	(350)	(261)	971	730	1,701	(320)	1994	12/31/07	15 to 40 years
Colorado Springs, CO	(c )	937	1,120	—	—	937	1,120	2,057	(89)	1998	07/17/13	8 to 25 Years
Colorado Springs, CO	(b)	1,335	1,233	—	—	1,335	1,233	2,568	—	1982	12/23/14	15 to 30 Years
Colorado Springs, CO	(a)	674	519	—	—	674	519	1,193	(60)	1989	11/19/12	6 to 30 years
Columbia Heights, MN	(a)	289	131	—	—	289	131	420	(67)	1977	05/24/05	15 to 20 years
Columbus, GA	(c )	1,199	1,911	—	—	1,199	1,911	3,110	(95)	2006	07/17/13	13 to 40 Years
Columbus, GA	(c )	2,102	1,717	—	—	2,102	1,717	3,819	(78)	2005	07/17/13	13 to 40 Years
Columbus, GA	(b)	876	1,243	—	—	876	1,243	2,119	—	2003	12/23/14	15 to 30 Years
Columbus, OH	(b)	1,528	1,742	—	—	1,528	1,742	3,270	—	2003	12/23/14	15 to 30 Years
Conroe, TX	(a)	942	3,274	—	—	942	3,274	4,216	(186)	1993	07/17/13	11 to 32 Years
Corry, PA	(a)	411	279	—	—	411	279	690	(144)	1977	02/06/07	15 to 30 years
Corydon, IN	(a)	890	1,220	—	—	890	1,220	2,110	(116)	1999	07/17/13	7 to 21 Years
Council Bluffs, IA	(b)	1,070	703	—	—	1,070	703	1,773	—	1995	12/23/14	15 to 30 Years
Creston, IA	(a)	103	180	—	—	103	180	283	(158)	1974	12/15/05	10 to 15 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Crossville, TN	(a)	220	288	—	176	220	464	684	(155)	1978	11/02/07	15 to 30 years
Culpeper, VA	(a)	367	169	—	—	367	169	536	(91)	1977	12/19/06	15 to 20 years
Dallas, TX	(a)	2,965	9,066	—	—	2,965	9,066	12,031	(415)	1998	07/17/13	11 to 35 Years
Dallas, TX	(b)	1,447	1,090	—	—	1,447	1,090	2,537	—	1995	12/23/14	15 to 30 Years
Dallas, TX	(a)	1,053	412	—	—	1,053	412	1,465	(201)	1976	09/30/04	15 to 20 years
Dallas, TX	(a)	1,366	1,699	—	—	1,366	1,699	3,065	(506)	1997	09/30/04	15 to 30 years
Danville, VA	(b)	469	1,263	—	—	469	1,263	1,732	—	1995	12/23/14	15 to 40 Years
Danville, VA	(a)	957	2,813	—	—	957	2,813	3,770	(120)	2009	08/21/13	15 to 40 Years
Dawsonville, GA	(a)	925	828	—	—	925	828	1,753	(67)	2005	07/17/13	7 to 27 Years
Dayton, OH	(a)	1,026	907	—	—	1,026	907	1,933	(335)	2002	12/31/07	15 to 40 years
Dayton, TN	(a)	308	291	—	176	308	467	775	(154)	1979	11/02/07	15 to 30 years
De Witt, IA	(a)	248	333	—	—	248	333	581	(188)	1984	09/23/05	15 to 20 years
Decatur, AL	(a)	1,157	1,725	—	—	1,157	1,725	2,882	(125)	2004	07/17/13	10 to 30 Years
Decorah, IA	(a)	207	91	—	—	207	91	298	(88)	1985	09/23/05	10 to 15 years
DeKalb, IL	(a)	1,423	1,552	—	—	1,423	1,552	2,975	(558)	1996	12/29/06	15 to 30 years
Des Moines, IA	(a)	137	196	—	—	137	196	333	(103)	1966	09/23/05	15 to 20 years
Dickinson, ND	(a)	616	1,301	—	—	616	1,301	1,917	(330)	2003	12/29/06	15 to 40 years
Dodge City, KS	(a)	249	587	—	—	249	587	836	(14)	1985	06/04/14	15 to 30 Years
Dothan, AL	(a)	924	1,235	—	—	924	1,235	2,159	(112)	1998	07/17/13	9 to 24 Years
Douglassville, GA	(a)	712	669	—	—	712	669	1,381	(196)	2003	02/28/06	15 to 40 years
Douglassville, GA	(a)	764	941	—	—	764	941	1,705	(305)	1990	02/28/06	15 to 30 years
Douglasville, GA	(a)	127	—	—	—	127	—	127	—	(g)	11/14/14	0 to 0 Years
Downey, CA	(a)	2,329	2,526	—	—	2,329	2,526	4,855	—	1993	12/19/14	15 to 40 Years
Dubuque, IA	(a)	479	298	—	—	479	298	777	(289)	1970	09/23/05	10 to 15 years
Duluth, MN	(a)	74	423	—	—	74	423	497	(106)	1915	05/24/05	15 to 30 years
Durham, NC	(b)	1,477	1,661	—	—	1,477	1,661	3,138	—	1978	12/23/14	15 to 30 Years
Dyersville, IA	(a)	267	513	—	—	267	513	780	(281)	1983	09/23/05	14 to 20 years
Eagen, MN	(a)	724	1,230	—	—	724	1,230	1,954	(30)	1996	05/22/14	15 to 30 Years
Eagle Pass, TX	(a)	976	2,385	—	—	976	2,385	3,361	(588)	2001	04/01/05	15 to 40 years
Edinboro, PA	(a)	384	350	—	—	384	350	734	(159)	1973	02/06/07	15 to 30 years
Edinburg, TX	(a)	1,091	2,217	—	—	1,091	2,217	3,308	(556)	2000	04/01/05	15 to 40 years
Effingham, IL	(a)	357	228	—	—	357	228	585	(220)	1973	09/23/05	10 to 15 years
El Paso, TX	(a)	609	1,810	—	—	609	1,810	2,419	(446)	1999	04/29/05	15 to 40 years
Elizabethton, TN	(a)	727	482	—	—	727	482	1,209	(24)	2006	12/24/13	15 to 40 Years
Elk River, MN	(a)	314	255	—	—	314	255	569	(96)	1988	05/24/05	15 to 30 years
Emmitsburg, MD	(a)	141	182	—	—	141	182	323	(82)	1981	11/27/06	15 to 20 years
Emporia, KS	(a)	657	219	—	—	657	219	876	(7)	1997	06/04/14	15 to 30 Years
Ephrata, PA	(a)	685	231	—	—	685	231	916	(149)	1978	01/30/06	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Erie, PA	(a)	575	740	—	—	575	740	1,315	(249)	1974	02/06/07	15 to 30 years
Erie, PA	(a)	463	565	—	—	463	565	1,028	(204)	1973	02/06/07	15 to 30 years
Erie, PA	(a)	855	147	—	—	855	147	1,002	(109)	1973	02/06/07	15 to 30 years
Evansville, IN	(a)	270	231	—	—	270	231	501	(57)	1999	06/25/04	30 to 30 years
Fairborn, OH	(a)	923	468	—	—	923	468	1,391	(212)	1998	06/25/04	15 to 30 years
Fairfax, VA	1,117	1,644	1,308	—	—	1,644	1,308	2,952	(100)	1998	07/17/13	12 to 30 Years
Fairview Heights, IL	(a)	1,020	826	—	—	1,020	826	1,846	(366)	1972	12/31/07	15 to 30 years
Findlay, OH	(b)	958	1,029	—	—	958	1,029	1,987	—	1991	12/23/14	15 to 30 Years
Florence, AL	(a)	794	1,742	—	—	794	1,742	2,536	(121)	1994	07/17/13	8 to 27 Years
Floyd, GA	(a)	973	415	—	—	973	415	1,388	(141)	1993	02/28/06	15 to 30 years
Forest City, IA	(a)	251	244	—	—	251	244	495	(160)	1985	05/24/05	15 to 20 years
Fort Smith, AR	(a)	1,503	1,323	—	—	1,503	1,323	2,826	(688)	1993	09/23/05	15 to 20 years
Fort Walton Beach, FL	(b)	1,375	1,365	—	—	1,375	1,365	2,740	—	1989	12/23/14	15 to 30 Years
Fort Wayne, IN	(a)	989	2,057	—	—	989	2,057	3,046	(584)	2001	11/10/05	15 to 30 years
Fountain Hills, AZ	(a)	825	561	—	—	825	561	1,386	(256)	1995	09/24/04	15 to 30 years
Fountain, CO	(c )	861	2,226	—	—	861	2,226	3,087	(103)	2005	07/17/13	12 to 38 Years
Frederick, MD	(a)	440	236	—	5	440	241	681	(108)	1977	11/27/06	15 to 20 years
Fredericksburg, TX	1,504	511	1,516	—	—	511	1,516	2,027	(93)	1985	07/17/13	11 to 30 Years
Fredonia, NY	(a)	262	312	—	—	262	312	574	(311)	1973	12/29/06	10 to 15 years
Ft Wayne, IN	(a)	1,110	817	—	—	1,110	817	1,927	(336)	2003	12/31/07	15 to 40 years
Ft. Myers, FL	(b)	2,417	707	(43)	(12)	2,374	695	3,069	(292)	1994	12/31/07	15 to 40 years
Gadsden, AL	(a)	626	1,439	(229)	(506)	397	933	1,330	(236)	2007	12/21/07	10 to 50 years
Gallpolis, OH	(a)	375	1,295	—	—	375	1,295	1,670	(65)	1997	10/25/13	15 to 30 Years
Gallup, NM	(c )	937	2,277	—	—	937	2,277	3,214	(111)	2004	07/17/13	13 to 40 Years
Garden City, GA	(c )	1,184	1,465	—	—	1,184	1,465	2,649	(76)	1998	07/17/13	9 to 40 Years
Garden City, KS	(a)	246	924	—	—	246	924	1,170	(37)	1984	12/24/13	15 to 30 Years
Gardendale, AL	(a)	438	841	—	57	438	898	1,336	(71)	1996	03/29/13	8 to 29 Years
Gaylord, MI	(b)	1,003	1,478	—	—	1,003	1,478	2,481	(14)	2014	11/05/14	14 to 30 Years
Geneva, AL	(a)	522	570	—	—	522	570	1,092	(490)	1990	06/25/04	10 to 15 years
Geneva, NY	(a)	177	139	—	—	177	139	316	(128)	1975	12/21/07	8 to 13 years
Gilbert, AZ	(a)	643	1,669	—	—	643	1,669	2,312	(186)	2006	10/28/11	14 to 39 years
Glendale, AZ	(a)	1,480	1,329	—	—	1,480	1,329	2,809	(417)	1996	06/25/04	15 to 30 years
Glendale, AZ	(a)	1,236	272	—	—	1,236	272	1,508	(192)	1995	06/25/04	15 to 20 years
Golden, CO	(a)	649	334	—	—	649	334	983	(18)	1997	12/24/13	15 to 30 Years
Grand Junction, CO	(c )	1,363	1,990	—	—	1,363	1,990	3,353	(100)	1995	07/17/13	10 to 40 Years
Grand Rapids, MI	(b)	986	524	—	—	986	524	1,510	(6)	1985	10/31/14	14 to 30 Years
Grandview, OH	(a)	2,164	1,165	—	—	2,164	1,165	3,329	(127)	1998	07/17/13	9 to 23 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Greensboro, NC	(a)	1,009	444	—	—	1,009	444	1,453	(236)	2003	12/31/07	15 to 40 years
Grove City, PA	(a)	531	495	—	—	531	495	1,026	(194)	1976	02/06/07	15 to 30 years
Gurnee, IL	(a)	586	619	—	—	586	619	1,205	(302)	1995	06/25/04	15 to 20 years
Hagerstown, MD	(a)	546	342	—	68	546	410	956	(164)	1975	11/27/06	15 to 20 years
Hamilton, NY	(a)	145	152	—	—	145	152	297	(90)	1982	12/21/07	13 to 18 years
Hammond, IN	(b)	976	1,080	—	—	976	1,080	2,056	—	2014	12/24/14	14 to 30 Years
Harriman, TN	(a)	314	143	—	176	314	319	633	(121)	1979	11/02/07	15 to 30 years
Harrisburg, PA	(a)	762	241	—	176	762	417	1,179	(212)	1977	01/30/06	15 to 20 years
Harrisburg, PA	(a)	611	239	—	—	611	239	850	(201)	1978	01/30/06	15 to 20 years
Harrisburg, PA	(a)	423	307	—	—	423	307	730	(135)	1973	01/30/06	15 to 20 years
Hermitage, PA	(b)	604	717	—	—	604	717	1,321	(263)	1978	02/06/07	10 to 25 years
Hibbing, MN	(a)	242	298	—	—	242	298	540	(100)	1979	05/24/05	15 to 30 years
Hickory, NC	(a)	1,105	851	—	—	1,105	851	1,956	(518)	1995	12/29/06	13 to 28 years
Hilliard, OH	(a)	1,149	1,291	—	—	1,149	1,291	2,440	(476)	1997	09/24/04	15 to 30 years
Hiram, GA	(a)	813	716	—	—	813	716	1,529	(80)	1999	07/17/13	6 to 21 Years
Hiram, GA	(a)	1,006	1,142	—	—	1,006	1,142	2,148	(417)	1987	02/28/06	15 to 30 years
Hodgkins, IL	(a)	1,230	2,048	—	—	1,230	2,048	3,278	(641)	1993	12/29/06	15 to 30 years
Homewood, AL	(a)	583	839	—	—	583	839	1,422	(42)	2002	12/05/13	15 to 30 Years
Hornell, NY	(a)	306	344	—	—	306	344	650	(339)	1978	12/29/06	10 to 15 years
Houston, TX	(a)	1,098	439	—	—	1,098	439	1,537	(272)	1995	06/25/04	15 to 40 years
Houston, TX	(a)	1,156	352	(22)	—	1,134	352	1,486	(225)	1995	06/25/04	15 to 30 years
Houston, TX	(a)	585	561	—	—	585	561	1,146	(464)	1979	12/30/04	10 to 15 years
Houston, TX	(a)	2,844	1,620	—	—	2,844	1,620	4,464	(596)	1994	06/29/07	15 to 30 years
Houston, TX	(a)	2,348	1,348	—	—	2,348	1,348	3,696	(543)	1997	06/29/07	15 to 30 years
Huntington Park, CA	(a)	1,822	1,211	—	—	1,822	1,211	3,033	—	1957	12/19/14	15 to 30 Years
Hutchinson, KS	(a)	895	856	—	—	895	856	1,751	(24)	1995	06/04/14	15 to 30 Years
Hyattsville, MD	(a)	702	245	—	—	702	245	947	(131)	1985	11/27/06	15 to 20 years
Independence, IA	(a)	223	473	—	—	223	473	696	(408)	1976	09/23/05	10 to 15 years
Independence, MO	(a)	1,450	1,967	—	—	1,450	1,967	3,417	(528)	2002	06/29/07	15 to 40 years
Indiana, PA	(a)	331	323	—	—	331	323	654	(142)	1982	02/06/07	15 to 30 years
Indianapolis, IN	(b)	590	633	—	—	590	633	1,223	(7)	2014	10/31/14	14 to 30 Years
Indianapolis, IN	(b)	703	1,223	—	—	703	1,223	1,926	—	1974	12/23/14	15 to 30 Years
Indianapolis, IN	(b)	418	1,223	—	—	418	1,223	1,641	—	1992	12/23/14	15 to 30 Years
Indianapolis, IN	(a)	1,971	2,295	—	—	1,971	2,295	4,266	(508)	2003	11/10/05	15 to 40 years
Jackson, MI	(a)	599	354	—	—	599	354	953	(20)	1997	12/24/13	15 to 30 Years
Jacksonville, FL	(b)	1,355	1,345	—	—	1,355	1,345	2,700	—	2003	12/23/14	15 to 30 Years
Johnson City, TN	1,933	1,331	2,304	—	—	1,331	2,304	3,635	(158)	1996	07/17/13	12 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Johnstown, PA	(a)	865	938	—	—	865	938	1,803	(134)	1998	07/17/13	8 to 20 Years
Joliet, IL	(a)	1,994	1,207	—	—	1,994	1,207	3,201	(494)	1996	12/29/06	15 to 30 years
Kansas City, KS	(a)	796	609	—	—	796	609	1,405	(27)	2006	12/24/13	15 to 40 Years
Kennesaw, GA	(a)	907	499	—	—	907	499	1,406	(190)	2001	02/28/06	15 to 40 years
Kimball, TN	(a)	367	283	—	176	367	459	826	(156)	1987	11/02/07	15 to 30 years
Kingwood, TX	(a)	936	387	—	—	936	387	1,323	(237)	1994	06/25/04	15 to 30 years
Knoxville, TN	(a)	296	343	—	176	296	519	815	(161)	1978	11/02/07	15 to 30 years
Knoxville, TN	(a)	172	700	—	—	172	700	872	(196)	1991	11/02/07	15 to 30 years
LaFayette, GA	(a)	246	434	—	176	246	610	856	(188)	1991	11/02/07	15 to 30 years
Lake Charles, LA	(a)	1,619	1,349	—	—	1,619	1,349	2,968	(125)	1987	07/17/13	10 to 24 Years
Lakeville, MN	(a)	342	439	—	—	342	439	781	(138)	1988	05/24/05	15 to 30 years
Lancaster, PA	(a)	308	161	—	—	308	161	469	(91)	1977	07/25/06	15 to 30 years
Lander, WY	(a)	57	1,010	—	—	57	1,010	1,067	(402)	1883	12/29/06	15 to 20 years
Lanham, MD	(a)	302	193	—	200	302	393	695	(123)	1980	11/27/06	15 to 20 years
Lawrence, KS	(a)	478	209	—	—	478	209	687	(5)	1972	06/04/14	15 to 30 Years
Lebanon, PA	(a)	616	316	—	176	616	492	1,108	(220)	1980	01/30/06	15 to 20 years
Leeds, AL	(a)	907	926	—	31	907	957	1,864	(565)	2003	09/26/06	9 to 40 years
Lewis Center, OH	(a)	626	560	—	—	626	560	1,186	(216)	1998	06/25/04	15 to 30 years
Lewiston, ID	(b)	1,080	866	—	—	1,080	866	1,946	—	1996	12/23/14	15 to 30 Years
Lexington, KY	(a)	1,267	944	—	—	1,267	944	2,211	(467)	1996	02/26/07	14 to 30 years
Lexington, NC	(a)	910	1,059	—	—	910	1,059	1,969	(63)	1998	10/25/13	15 to 30 Years
Little Rock, AR	(a)	886	—	—	—	886	—	886	—	2013	06/26/14	14 to 14 Years
Little Rock, AR	(a)	699	1,700	—	—	699	1,700	2,399	(740)	1972	02/26/07	14 to 20 years
Littleton, CO	(c )	696	1,943	—	—	696	1,943	2,639	(91)	1990	07/17/13	11 to 40 Years
Littleton, CO	(a)	501	629	—	—	501	629	1,130	(28)	1992	12/24/13	15 to 30 Years
Longview, WA	(c )	870	2,855	—	—	870	2,855	3,725	(126)	2004	07/17/13	13 to 40 Years
Loveland, CO	(c )	602	1,913	—	—	602	1,913	2,515	(82)	1997	07/17/13	12 to 40 Years
Lufkin, TX	(a)	927	790	—	—	927	790	1,717	(543)	1970	02/26/07	14 to 20 years
Lynchburg, VA	(a)	2,033	2,013	—	—	2,033	2,013	4,046	(124)	2000	08/21/13	15 to 30 Years
Mableton, GA	(a)	454	826	—	—	454	826	1,280	(243)	1987	02/28/06	15 to 30 years
Mableton, GA	(a)	634	578	—	—	634	578	1,212	(188)	1981	02/28/06	15 to 30 years
Macon, GA	(c )	838	1,723	—	—	838	1,723	2,561	(83)	1998	07/17/13	13 to 40 Years
Macon, GA	(c )	874	1,712	—	—	874	1,712	2,586	(86)	1998	07/17/13	11 to 40 Years
Madill, OK	(a)	352	648	—	—	352	648	1,000	(578)	1972	06/25/04	10 to 15 years
Manchester, IA	(a)	351	495	—	—	351	495	846	(426)	1977	09/23/05	10 to 15 years
Manhattan, KS	(a)	816	388	—	—	816	388	1,204	(10)	1991	06/04/14	15 to 30 Years
Mansfield, TX	(a)	472	760	—	—	472	760	1,232	(305)	1991	12/29/06	15 to 30 years
Maquoketa, IA	(a)	184	90	—	—	184	90	274	(109)	1973	09/23/05	10 to 15 years
Marietta, GA	(a)	3,908	8,630	—	—	3,908	8,630	12,538	(2,657)	1992	10/15/04	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Marietta, GA	(a)	797	428	—	—	797	428	1,225	(194)	1990	02/28/06	15 to 30 years
Mars, PA	(a)	946	2,221	—	—	946	2,221	3,167	(716)	1990	06/25/04	15 to 30 years
Mason, OH	(a)	619	599	—	—	619	599	1,218	(32)	1994	12/24/13	15 to 30 Years
Maumee, OH	(a)	1,505	1,817	(754)	(667)	751	1,150	1,901	(570)	1997	09/24/04	15 to 30 years
Mayfield, KY	(a)	307	596	—	—	307	596	903	(265)	1997	06/25/04	15 to 30 years
McAllen, TX	(a)	1,819	1,188	—	—	1,819	1,188	3,007	(527)	1997	06/29/07	15 to 30 years
Meadville, PA	(b)	652	1,284	—	—	652	1,284	1,936	—	1991	12/23/14	15 to 30 Years
Meadville, PA	(a)	981	1,056	—	—	981	1,056	2,037	(342)	1983	02/06/07	15 to 30 years
Mechanicsburg, PA	(a)	801	481	—	—	801	481	1,282	(258)	1995	01/30/06	15 to 20 years
Melbourne, FL	(a)	2,005	794	—	—	2,005	794	2,799	(333)	1986	12/31/07	15 to 40 years
Mendota, MN	(a)	536	963	—	—	536	963	1,499	(24)	1995	05/22/14	15 to 30 Years
Mentor, OH	(a)	873	790	—	—	873	790	1,663	(300)	2003	12/31/07	15 to 40 years
Mesa, AZ	(a)	1,318	234	—	—	1,318	234	1,552	(186)	1995	06/25/04	15 to 20 years
Mesa, AZ	(a)	676	911	—	—	676	911	1,587	(124)	1978	10/28/11	14 to 39 years
Mesa, AZ	(b)	422	1,002	—	—	422	1,002	1,424	(56)	1990	06/14/13	15 to 40 Years
Mesa, AZ	(b)	255	805	—	—	255	805	1,060	(42)	1986	06/14/13	15 to 40 Years
Metairie, LA	(c )	800	3,016	—	—	800	3,016	3,816	(152)	1972	07/17/13	10 to 30 Years
Middleburg Heights, OH	(a)	1,456	793	—	—	1,456	793	2,249	(274)	1987	02/06/07	15 to 30 years
Midlothian, VA	(a)	823	1,151	—	246	823	1,397	2,220	(365)	1994	11/28/06	15 to 30 years
Milwaukee, WI	(a)	867	1,867	(525)	(1,045)	342	822	1,164	(477)	2001	12/29/06	13 to 30 years
Monroe, MI	(b)	927	897	—	—	927	897	1,824	—	1996	12/23/14	15 to 30 Years
Moody, AL	(a)	518	801	—	57	518	858	1,376	(71)	1997	03/29/13	8 to 29 Years
Morrow, GA	(a)	652	450	—	—	652	450	1,102	(167)	1995	02/28/06	15 to 30 years
Muskogee, OK	(a)	968	1,259	—	—	968	1,259	2,227	(558)	1984	02/26/07	14 to 30 years
New Boston, OH	(a)	599	1,498	—	—	599	1,498	2,097	(72)	1995	10/25/13	15 to 30 Years
New Cumberland, PA	(a)	634	278	—	176	634	454	1,088	(215)	1990	01/30/06	15 to 20 years
Newport News, VA	(b)	1,184	311	—	—	1,184	311	1,495	(226)	1995	06/25/04	10 to 25 years
Newton, KS	(a)	175	661	—	—	175	661	836	(15)	1986	06/30/14	15 to 30 Years
Norcross, GA	(a)	678	402	—	—	678	402	1,080	(189)	1982	02/28/06	15 to 20 years
Norman, OK	(a)	1,466	2,294	—	—	1,466	2,294	3,760	(829)	1992	07/02/07	15 to 30 years
North Little Rock, AR	(a)	1,398	1,289	—	—	1,398	1,289	2,687	(629)	1993	09/23/05	15 to 20 years
Oak Ridge, TN	(b)	988	1,019	—	—	988	1,019	2,007	—	1994	12/23/14	15 to 30 Years
Oklahoma City, OK	(a)	481	2,315	—	—	481	2,315	2,796	(84)	1920	12/02/13	30 to 30 Years
Oklahoma City, OK	(a)	479	1,877	—	—	479	1,877	2,356	(102)	1904	12/02/13	20 to 20 Years
Olean, NY	(a)	355	663	—	—	355	663	1,018	(237)	1977	02/06/07	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Orange City, FL	(a)	409	694	—	—	409	694	1,103	(346)	1984	09/24/04	11 to 20 years
Orlando, FL	(a)	2,006	571	—	—	2,006	571	2,577	(231)	2002	12/31/07	15 to 40 years
Ottawa, KS	(a)	348	816	—	—	348	816	1,164	(21)	1987	06/04/14	15 to 30 Years
Overland Park, KS	(a)	2,549	3,219	—	—	2,549	3,219	5,768	(87)	1983	05/15/14	15 to 30 Years
Overland Park, KS	(a)	953	886	—	—	953	886	1,839	(71)	1989	08/22/13	15 to 20 Years
Owensboro, KY	(a)	250	502	—	—	250	502	752	(124)	2000	06/25/04	30 to 30 years
Oxford, AL	(b)	489	1,212	—	—	489	1,212	1,701	—	1991	12/23/14	15 to 30 Years
Paducah, KY	(a)	1,508	959	—	—	1,508	959	2,467	(467)	1984	02/26/07	14 to 30 years
Pana, IL	(a)	168	128	—	—	168	128	296	(117)	1985	09/23/05	10 to 15 years
Paris, TX	1,790	552	1,821	—	—	552	1,821	2,373	(100)	1999	07/17/13	11 to 35 Years
Pasadena, TX	(a)	847	832	—	—	847	832	1,679	(687)	1973	12/30/04	10 to 15 years
Pasadena, TX	(a)	810	739	—	—	810	739	1,549	(621)	1977	12/30/04	10 to 15 years
Pelham, AL	(a)	605	922	—	57	605	979	1,584	(79)	1998	03/29/13	8 to 29 Years
Phoenix, AZ	(a)	787	663	—	—	787	663	1,450	(121)	1964	10/28/11	14 to 29 years
Picayune, MS	(a)	1,250	1,409	—	—	1,250	1,409	2,659	(107)	1999	07/17/13	7 to 29 Years
Pico Rivera, CA	(a)	2,785	3,126	—	—	2,785	3,126	5,911	—	2014	12/19/14	15 to 40 Years
Pittsburgh, PA	(a)	1,289	1,871	—	—	1,289	1,871	3,160	(592)	1992	06/25/04	15 to 30 years
Pittsburgh, PA	(a)	1,481	676	—	—	1,481	676	2,157	(276)	2006	12/31/07	15 to 40 years
Plano, TX	(a)	2,418	1,529	—	—	2,418	1,529	3,947	(478)	1998	06/29/07	15 to 40 years
Port Richey, FL	(b)	774	1,579	—	—	774	1,579	2,353	—	1994	12/23/14	15 to 30 Years
Powell, TN	(a)	252	377	—	176	252	553	805	(179)	1982	11/02/07	15 to 30 years
Princeton, WV	(a)	948	2,212	—	—	948	2,212	3,160	(173)	2001	07/17/13	11 to 25 Years
Queen Creek, AZ	(b)	609	1,159	—	—	609	1,159	1,768	(72)	2004	06/14/13	15 to 40 Years
Rapid City, SD	(a)	878	1,657	—	—	878	1,657	2,535	(649)	1902	12/29/06	15 to 20 years
Rawlins, WY	(a)	25	406	—	—	25	406	431	(171)	1958	12/29/06	15 to 20 years
Redding, CA	(b)	1,406	1,854	—	—	1,406	1,854	3,260	—	1991	12/23/14	15 to 30 Years
Reston, VA	(a)	1,033	193	—	—	1,033	193	1,226	(110)	1977	11/27/06	15 to 20 years
Richmond, VA	(a)	1,253	1,410	—	29	1,253	1,439	2,692	(411)	1977	11/28/06	15 to 30 years
Ringgold, GA	(a)	387	374	—	—	387	374	761	(138)	1990	11/02/07	15 to 30 years
Rio Grande City, TX	(a)	634	1,364	—	—	634	1,364	1,998	(372)	1999	04/01/05	15 to 40 years
Riverside, CA	(a)	1,988	1,211	—	—	1,988	1,211	3,199	—	2002	12/19/14	15 to 30 Years
Roanoke, VA	(a)	1,362	1,836	—	—	1,362	1,836	3,198	(96)	1996	08/21/13	15 to 30 Years
Rock Falls, IL	(a)	314	631	—	—	314	631	945	(231)	1995	09/23/05	15 to 30 years
Salem, IL	(a)	271	218	—	—	271	218	489	(89)	2000	07/28/04	15 to 30 years
Salina, KS	(b)	764	1,100	—	—	764	1,100	1,864	—	1994	12/23/14	15 to 30 Years
San Antonio, TX	(a)	1,204	—	—	519	1,204	519	1,723	(13)	(g)	09/26/13	12 to 12 Years
Santa Ana, CA	(a)	2,112	1,501	—	—	2,112	1,501	3,613	—	1976	12/19/14	15 to 30 Years
Santa Fe, NM	(c )	2,120	2,033	—	—	2,120	2,033	4,153	(98)	1997	07/17/13	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Sarasota, FL	(a)	2,758	412	—	—	2,758	412	3,170	(56)	2000	07/17/13	12 to 25 Years
Sauk Centre, MN	(a)	219	138	—	—	219	138	357	(82)	1979	05/24/05	15 to 20 years
Sauk Rapids, MN	(a)	240	126	—	—	240	126	366	(67)	1978	05/24/05	15 to 20 years
Savannah, GA	(c )	1,112	1,727	—	—	1,112	1,727	2,839	(86)	1993	07/17/13	13 to 40 Years
Shawnee, OK	(a)	621	1,399	—	—	621	1,399	2,020	(56)	1993	12/30/13	15 to 30 Years
Shelbyville, IN	(b)	549	752	—	—	549	752	1,301	(201)	2006	12/21/07	15 to 50 years
Sherman, TX	(a)	1,013	1,286	—	—	1,013	1,286	2,299	(610)	1994	02/26/07	14 to 30 years
Shreveport, LA	(a)	759	964	—	—	759	964	1,723	(446)	1964	02/26/07	14 to 20 years
Silver Spring, MD	(a)	1,008	251	—	—	1,008	251	1,259	(144)	1983	11/27/06	15 to 20 years
Sioux Falls, SD	(a)	639	206	—	—	639	206	845	(10)	1994	12/24/13	15 to 30 Years
Soddy Daisy, TN	(a)	316	405	—	—	316	405	721	(151)	1989	11/02/07	15 to 30 years
Springfield, IL	(a)	1,115	772	—	—	1,115	772	1,887	(283)	1996	12/31/07	15 to 40 years
Springfield, MO	(a)	1,655	1,467	—	—	1,655	1,467	3,122	(609)	1993	09/23/05	15 to 30 years
Stillwater, OK	(a)	647	687	—	—	647	687	1,334	(19)	1991	06/04/14	15 to 30 Years
Stillwater, OK	(b)	611	1,447	—	—	611	1,447	2,058	—	1995	12/23/14	15 to 30 Years
Sweetwater, TN	(a)	231	307	—	—	231	307	538	(121)	1979	11/02/07	15 to 30 years
Syracuse, NY	(b)	734	1,518	—	—	734	1,518	2,252	—	1981	12/23/14	15 to 30 Years
Taylorville, IL	(a)	154	352	—	—	154	352	506	(281)	1980	09/23/05	10 to 15 years
Thornton, CO	(a)	943	128	—	—	943	128	1,071	(7)	1996	12/24/13	15 to 30 Years
Thurmont, MD	(a)	857	307	—	68	857	375	1,232	(163)	1985	11/27/06	15 to 20 years
Tifton, GA	(b)	642	1,009	—	—	642	1,009	1,651	—	1995	12/23/14	15 to 40 Years
Tilton, NH	(c )	1,565	—	—	—	1,565	—	1,565	—	(g)	07/17/13	23 to 23 Years
Tipton, IA	(a)	240	408	—	—	240	408	648	(382)	1991	09/23/05	10 to 15 years
Titusville, PA	(a)	247	438	—	—	247	438	685	(161)	1976	02/06/07	11 to 26 years
Topeka, KS	(a)	1,224	905	—	—	1,224	905	2,129	(30)	1988	06/04/14	15 to 30 Years
Torrance, CA	(a)	3,509	2,754	—	—	3,509	2,754	6,263	—	1998	12/19/14	15 to 40 Years
Trenton, GA	(a)	300	227	—	—	300	227	527	(111)	1991	11/02/07	15 to 30 years
Trussville, AL	(c )	1,222	1,770	—	—	1,222	1,770	2,992	(99)	2007	07/17/13	12 to 38 Years
Trussville, AL	(a)	796	256	—	—	796	256	1,052	(17)	1998	12/24/13	15 to 30 Years
Trussville, AL	(a)	909	892	—	57	909	949	1,858	(86)	2000	03/29/13	8 to 29 Years
Tullahoma, TN	(b)	520	886	—	—	520	886	1,406	—	1996	12/23/14	15 to 40 Years
Tulsa, OK	(a)	1,465	1,728	—	—	1,465	1,728	3,193	(34)	2013	07/21/14	14 to 30 Years
Tulsa, OK	(a)	983	1,232	—	—	983	1,232	2,215	(515)	1976	02/26/07	14 to 30 years
Tulsa, OK	(a)	1,540	1,997	—	—	1,540	1,997	3,537	(572)	2002	07/02/07	15 to 40 years
Tupelo, MS	(a)	1,131	1,175	—	—	1,131	1,175	2,306	(101)	1995	07/17/13	7 to 26 Years
Two Harbors, MN	(a)	136	248	—	—	136	248	384	(68)	1984	05/24/05	15 to 30 years
Union Gap, WA	(c )	522	2,218	—	—	522	2,218	2,740	(91)	2004	07/17/13	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Upper Marlboro, MD	(a)	290	172	—	—	290	172	462	(108)	1983	11/27/06	15 to 20 years
Vandalia, IL	(a)	409	202	—	—	409	202	611	(261)	1977	09/23/05	10 to 15 years
Villa Rica, GA	(a)	807	629	—	—	807	629	1,436	(250)	1999	02/28/06	15 to 30 years
Vinton, IA	(a)	121	114	—	—	121	114	235	(132)	1978	09/23/05	10 to 15 years
Walkersville, MD	(a)	381	238	—	68	381	306	687	(118)	1985	11/27/06	15 to 20 years
Walla Walla, WA	(c )	665	2,072	—	—	665	2,072	2,737	(115)	2005	07/17/13	11 to 35 Years
Warner Robins, GA	(c )	1,228	1,714	—	—	1,228	1,714	2,942	(88)	1994	07/17/13	11 to 40 Years
Warren, OH	(a)	973	640	—	—	973	640	1,613	(231)	1999	02/06/07	15 to 30 years
Warren, PA	(a)	383	427	—	—	383	427	810	(185)	1970	02/06/07	15 to 30 years
Warrenton, VA	(a)	378	254	—	—	378	254	632	(134)	1985	12/19/06	15 to 20 years
Warwick, RI	(a)	1,593	1,314	—	—	1,593	1,314	2,907	(421)	1990	12/31/07	15 to 40 years
Weslaco, TX	(a)	900	2,306	—	—	900	2,306	3,206	(572)	2001	04/01/05	15 to 40 years
Whittier, CA	(a)	1,439	1,874	—	—	1,439	1,874	3,313	—	1991	12/19/14	15 to 40 Years
Wichita Falls, TX	(a)	851	1,077	—	—	851	1,077	1,928	(692)	1976	02/26/07	14 to 20 years
Winfield, KS	(a)	239	866	—	—	239	866	1,105	(23)	1998	06/04/14	15 to 30 Years
Woodbury, MN	(a)	3,165	1,707	—	—	3,165	1,707	4,872	(54)	1995	05/22/14	15 to 30 Years
Woodbury, MN	(a)	555	411	—	—	555	411	966	(134)	1987	05/24/05	15 to 30 years
Youngstown, OH	(a)	1,560	557	—	—	1,560	557	2,117	(211)	1985	02/06/07	15 to 30 years
Yukon, OK	(a)	555	373	—	—	555	373	928	(186)	2003	09/30/04	15 to 30 years

Restaurants - Quick Service
Aberdeen, VA	(a)	564	338	—	—	564	338	902	(20)	1994	09/17/13	15 to 30 Years
Abilene, TX	(c )	198	311	—	—	198	311	509	(25)	1975	07/17/13	10 to 26 Years
Adairsville, GA	(a)	557	318	—	—	557	318	875	(139)	1986	09/29/06	15 to 20 years
Akron, OH	(a)	247	198	—	—	247	198	445	(108)	1971	05/25/05	15 to 20 years
Akron, OH	(a)	218	273	—	—	218	273	491	(130)	1976	05/25/05	15 to 20 years
Akron, OH	(a)	310	394	—	—	310	394	704	(183)	1982	05/25/05	15 to 20 years
Alamo, TX	(c )	1,745	715	—	—	1,745	715	2,460	(36)	1984	07/17/13	9 to 35 Years
Albermarle, NC	(a)	639	310	—	—	639	310	949	(19)	1993	09/17/13	15 to 30 Years
Albuquerque, NM	(c )	265	575	—	—	265	575	840	(50)	1980	07/17/13	11 to 26 Years
Albuquerque, NM	(c )	466	591	—	—	466	591	1,057	(39)	1976	07/17/13	11 to 35 Years
Albuquerque, NM	(c )	267	439	—	—	267	439	706	(43)	1975	07/17/13	11 to 25 Years
Albuquerque, NM	(c )	293	300	—	—	293	300	593	(37)	1976	07/17/13	11 to 25 Years
Altus, OK	(c )	70	413	—	—	70	413	483	(31)	2007	07/17/13	7 to 25 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Altus, OK	(a)	103	237	—	—	103	237	340	(21)	1980	07/17/13	4 to 28 Years
Americus, GA	(c )	282	406	—	—	282	406	688	(41)	1978	07/17/13	11 to 23 Years
Anderson, IN	(a)	363	700	—	—	363	700	1,063	(76)	1995	07/17/13	8 to 17 Years
Apopka, FL	(a)	1,038	482	—	—	1,038	482	1,520	(458)	1977	06/25/04	10 to 15 years
Apple Valley, MN	(a)	1,119	1,055	—	—	1,119	1,055	2,174	(369)	1999	09/24/04	15 to 30 years
Arlington, TX	(c )	168	188	—	—	168	188	356	(25)	1968	07/17/13	9 to 21 Years
Artesia, NM	(a)	435	1,106	—	—	435	1,106	1,541	(35)	1984	04/16/14	15 to 30 Years
Athens, TN	(a)	388	748	—	—	388	748	1,136	(277)	1994	06/25/04	15 to 30 years
Atlanta, GA	(c )	336	346	—	—	336	346	682	(42)	1981	07/17/13	11 to 22 Years
Atlanta, GA	(c )	554	258	—	—	554	258	812	(35)	1980	07/17/13	11 to 23 Years
Atlanta, GA	(c )	683	5	—	—	683	5	688	(20)	1975	07/17/13	11 to 23 Years
Atlanta, GA	(c )	394	268	—	—	394	268	662	(44)	1975	07/17/13	11 to 21 Years
Atlanta, GA	(a)	309	867	—	—	309	867	1,176	(37)	1994	12/24/13	15 to 30 Years
Atlanta, GA	(a)	513	483	—	—	513	483	996	(60)	2002	02/02/12	15 to 30 years
Atlanta, GA	(a)	488	653	—	—	488	653	1,141	(77)	1995	02/02/12	15 to 30 years
Auburn, CA	(a)	579	299	—	—	579	299	878	(111)	1992	12/29/06	15 to 30 years
Aurora, IL	(a)	286	726	—	—	286	726	1,012	(271)	1998	12/29/06	15 to 30 years
Austin, TX	(c )	699	417	—	—	699	417	1,116	(35)	1975	07/17/13	11 to 29 Years
Austin, TX	(c )	531	794	—	—	531	794	1,325	(44)	1967	07/17/13	11 to 32 Years
Austin, TX	(c )	904	477	—	—	904	477	1,381	(28)	1976	07/17/13	11 to 35 Years
Austin, TX	(c )	418	872	—	—	418	872	1,290	(45)	1986	07/17/13	11 to 35 Years
Austin, TX	(c )	689	634	—	—	689	634	1,323	(45)	2003	07/17/13	11 to 35 Years
Balch Springs, TX	(c )	329	576	—	—	329	576	905	(47)	1986	07/17/13	11 to 31 Years
Bartlett, TN	(a)	411	—	—	—	411	—	411	—	(f)	10/30/13	12 to 12 Years
Bartonville, IL	(a)	410	856	—	—	410	856	1,266	(89)	1980	12/21/12	15 to 30 years
Baton Rouge, LA	(a)	565	286	—	—	565	286	851	(179)	1979	06/25/04	15 to 20 years
Baton Rouge, LA	(a)	391	599	—	—	391	599	990	(279)	1991	06/25/04	15 to 20 years
Baton Rouge, LA	(a)	594	417	—	—	594	417	1,011	(236)	1984	09/24/04	15 to 20 years
Baton Rouge, LA	(a)	747	558	—	—	747	558	1,305	(316)	1987	09/24/04	15 to 20 years
Baton Rouge, LA	(a)	472	642	—	—	472	642	1,114	(227)	1983	09/24/04	15 to 30 years
Bay Minette, AL	(b)	583	754	—	—	583	754	1,337	(10)	1996	09/22/14	15 to 30 Years
Beeville, TX	(c )	120	488	—	—	120	488	608	(39)	1972	07/17/13	9 to 25 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Bellefontaine, OH	(a)	388	778	(12)	—	376	778	1,154	(341)	1989	12/29/06	15 to 20 years
Bentonville, AR	(a)	635	900	—	—	635	900	1,535	(312)	2004	07/07/05	15 to 30 years
Birmingham, AL	(c )	192	656	—	—	192	656	848	(62)	1981	07/17/13	7 to 21 Years
Birmingham, AL	(c )	120	151	—	—	120	151	271	(23)	1970	07/17/13	6 to 21 Years
Birmingham, AL	(c )	119	158	—	—	119	158	277	(23)	1970	07/17/13	5 to 21 Years
Birmingham, AL	(c )	107	508	—	—	107	508	615	(46)	1983	07/17/13	7 to 21 Years
Birmingham, AL	(c )	131	526	—	—	131	526	657	(49)	1984	07/17/13	7 to 19 Years
Bloomingdale, IL	(a)	426	1,956	—	—	426	1,956	2,382	(553)	1992	12/29/06	15 to 30 years
Bloomsburg, PA	(b)	698	823	—	—	698	823	1,521	(3)	1993	11/18/14	15 to 30 Years
Blue Springs, MO	(b)	688	119	101	(119)	789	—	789	—	1994	09/23/05	38 to 38 years
Bolingbrook, IL	(a)	762	821	—	—	762	821	1,583	(385)	1994	09/23/05	15 to 20 years
Boone, NC	(a)	750	379	—	—	750	379	1,129	(167)	2006	12/29/06	15 to 30 years
Bowling Green, KY	(b)	756	205	—	—	756	205	961	(27)	2007	07/17/13	4 to 39 Years
Brazil, IN	(a)	391	903	—	—	391	903	1,294	(59)	1996	07/17/13	8 to 33 Years
Bristol, TN	(a)	484	134	—	—	484	134	618	(176)	1991	11/23/04	15 to 20 years
Bristol, TN	(a)	474	282	—	—	474	282	756	(71)	1985	12/21/12	10 to 15 years
Bristol, VA	(a)	492	366	—	—	492	366	858	(68)	1982	12/21/12	15 to 20 years
Bristol, VA	(a)	369	564	—	—	369	564	933	(76)	1991	12/21/12	15 to 20 years
Brownsville, TX	(c )	795	556	—	—	795	556	1,351	(30)	1977	07/17/13	10 to 35 Years
Brownsville, TX	(c )	667	785	—	—	667	785	1,452	(41)	1985	07/17/13	10 to 35 Years
Brownsville, TX	(c )	369	679	—	—	369	679	1,048	(40)	1972	07/17/13	11 to 35 Years
Brownsville, TX	(c )	267	652	—	—	267	652	919	(34)	2000	07/17/13	10 to 35 Years
Brownsville, TX	(c )	430	656	—	—	430	656	1,086	(55)	1985	07/17/13	11 to 29 Years
Brownsville, TX	(c )	571	930	—	—	571	930	1,501	(58)	2002	07/17/13	11 to 35 Years
Brunswick, GA	(a)	774	614	—	—	774	614	1,388	(292)	1999	09/24/04	15 to 20 years
Bryan, TX	(c )	441	766	—	—	441	766	1,207	(37)	1972	07/17/13	10 to 35 Years
Buckhannon, WV	(a)	438	529	—	—	438	529	967	(71)	1978	12/21/12	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Buffalo, NY	(a)	737	629	—	—	737	629	1,366	(192)	1993	11/10/05	15 to 30 years
Buffalo, NY	(a)	821	694	—	—	821	694	1,515	(215)	1976	11/10/05	15 to 30 years
Calhoun, GA	(a)	503	713	—	—	503	713	1,216	(88)	1988	02/02/12	15 to 30 years
Canton, OH	(a)	215	483	—	—	215	483	698	(197)	1974	05/25/05	15 to 20 years
Carrollton, GA	(a)	613	503	—	—	613	503	1,116	(85)	1988	02/02/12	15 to 20 years
Carrollton, KY	(a)	229	730	—	—	229	730	959	(231)	1990	12/29/06	13 to 28 years
Carrolton, TX	(c )	361	415	—	—	361	415	776	(41)	1997	07/17/13	11 to 25 Years
Chattanooga, TN	(b)	175	271	—	—	175	271	446	(24)	2007	07/17/13	3 to 26 Years
Chattanooga, TN	(a)	482	682	—	—	482	682	1,164	(258)	1997	06/25/04	15 to 30 years
Chattanooga, TN	(a)	600	389	—	—	600	389	989	(139)	1995	09/29/06	15 to 30 years
Cheektowaga, NY	(a)	561	549	—	—	561	549	1,110	(182)	1985	11/10/05	15 to 30 years
Chicago, IL	(a)	313	275	—	—	313	275	588	(121)	1982	05/25/05	15 to 20 years
Chicago, IL	(a)	340	220	—	—	340	220	560	(113)	1975	05/25/05	15 to 20 years
Chicago, IL	(a)	242	244	—	—	242	244	486	(124)	1970	05/25/05	15 to 20 years
Chicago, IL	(a)	242	256	—	—	242	256	498	(119)	1974	05/25/05	15 to 20 years
Chicago, IL	(a)	532	279	—	—	532	279	811	(131)	1982	05/25/05	15 to 20 years
Chicago, IL	(a)	289	260	—	—	289	260	549	(118)	1982	05/25/05	15 to 20 years
Chicago, IL	(a)	976	271	—	—	976	271	1,247	(244)	1987	09/23/05	10 to 15 years
Chickasha, OK	(a)	511	811	(126)	(165)	385	646	1,031	(364)	1982	09/23/05	15 to 20 years
Christiansburg, VA	(a)	666	168	—	—	666	168	834	(220)	1994	11/23/04	15 to 20 years
Cleburne, TX	(c )	129	482	—	—	129	482	611	(38)	1997	07/17/13	9 to 25 Years
Cleveland, TN	(a)	501	459	—	—	501	459	960	(145)	2004	12/29/06	15 to 40 years
Clovis, NM	(a)	501	1,655	—	—	501	1,655	2,156	(49)	1998	04/16/14	15 to 30 Years
Collierville, TN	(a)	539	—	—	—	539	—	539	—	(f)	10/30/13	12 to 12 Years
Columbia, MO	(a)	339	1,126	—	—	339	1,126	1,465	(45)	1985	12/24/13	15 to 30 Years
Columbus, GA	(c )	640	403	—	—	640	403	1,043	(42)	1983	07/17/13	11 to 23 Years
Columbus, GA	(c )	342	49	—	—	342	49	391	(22)	1978	07/17/13	9 to 23 Years
Columbus, OH	(a)	268	354	—	—	268	354	622	(171)	1975	05/25/05	15 to 20 years
Columbus, OH	(a)	294	262	—	—	294	262	556	(139)	1976	05/25/05	15 to 20 years
Commerce, GA	(a)	219	797	—	—	219	797	1,016	(35)	1980	12/24/13	15 to 30 Years
Concord, NC	(a)	244	310	—	—	244	310	554	(18)	1993	09/17/13	15 to 30 Years
Concord, NC	(a)	855	348	—	—	855	348	1,203	(25)	2004	09/17/13	15 to 30 Years
Conyers, GA	(a)	463	557	—	—	463	557	1,020	(52)	2008	02/02/12	15 to 40 years
Conyers, GA	(a)	509	706	—	—	509	706	1,215	(82)	1984	02/02/12	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Copperas Cove, TX	(c )	186	249	—	—	186	249	435	(22)	1973	07/17/13	11 to 23 Years
Cordele, GA	(c )	459	181	—	—	459	181	640	(22)	1980	07/17/13	11 to 35 Years
Council Bluffs, IA	(a)	393	484	—	—	393	484	877	(54)	2008	10/03/11	15 to 40 years
Covington, GA	(a)	526	665	—	—	526	665	1,191	(78)	2001	02/02/12	15 to 30 years
Covington, TN	(b)	343	152	—	—	343	152	495	(28)	2007	07/17/13	3 to 24 Years
Crawfordsville, IN	(a)	557	624	—	—	557	624	1,181	(230)	1998	09/23/05	15 to 30 years
Creedmoor, NC	(a)	451	367	—	—	451	367	818	(31)	2006	09/17/13	15 to 30 Years
Crossville, TN	(a)	353	382	—	—	353	382	735	(92)	1977	09/01/05	15 to 40 years
Cumming, GA	(a)	408	827	—	—	408	827	1,235	(38)	1988	12/24/13	15 to 30 Years
Cumming, GA	(a)	967	844	—	—	967	844	1,811	(322)	1986	09/24/04	15 to 30 years
Dallas, TX	(c )	88	215	—	—	88	215	303	(25)	1980	07/17/13	9 to 21 Years
Dallas, TX	(c )	249	431	—	—	249	431	680	(26)	1985	07/17/13	9 to 33 Years
Dallas, TX	(c )	164	431	—	—	164	431	595	(41)	1968	07/17/13	10 to 21 Years
Dallas, TX	(c )	174	450	—	—	174	450	624	(34)	1969	07/17/13	10 to 26 Years
Dallas, TX	(c )	236	339	—	—	236	339	575	(28)	1971	07/17/13	10 to 23 Years
Dallas, TX	(c )	315	209	—	—	315	209	524	(20)	1999	07/17/13	10 to 25 Years
Dallas, TX	(c )	392	501	—	—	392	501	893	(35)	1985	07/17/13	11 to 30 Years
Danville, IL	(a)	619	672	—	—	619	672	1,291	(275)	1995	12/29/06	15 to 30 years
Daphne, AL	(a)	695	302	—	—	695	302	997	(160)	1982	09/24/04	15 to 20 years
Davenport, IA	(a)	393	405	—	—	393	405	798	(86)	1989	10/03/11	15 to 20 years
Davenport, IA	(a)	291	633	—	—	291	633	924	(90)	1992	10/03/11	15 to 30 years
Davenport, IA	(a)	441	646	—	—	441	646	1,087	(102)	2002	10/03/11	15 to 30 years
Dayton, OH	(a)	526	598	—	—	526	598	1,124	(283)	1982	03/07/07	12 to 17 years
Decatur, GA	(c )	459	133	—	—	459	133	592	(22)	1974	07/17/13	11 to 21 Years
Decatur, GA	(c )	566	49	—	—	566	49	615	(37)	1979	07/17/13	3 to 11 Years
Decatur, GA	(c )	554	49	—	—	554	49	603	(20)	1977	07/17/13	7 to 25 Years
Decatur, GA	(c )	570	30	—	—	570	30	600	(19)	1981	07/17/13	7 to 25 Years
Decatur, GA	(a)	677	539	—	—	677	539	1,216	(65)	1989	02/02/12	15 to 30 years
Decatur, IL	(a)	940	126	—	—	940	126	1,066	(271)	1992	09/23/05	15 to 20 years
Deerfield Beach, FL	(a)	668	295	—	—	668	295	963	(124)	1970	09/24/04	15 to 30 years
Denham Springs, LA	(a)	419	594	—	—	419	594	1,013	(286)	1983	09/24/04	15 to 20 years
Detroit, MI	(a)	425	200	—	—	425	200	625	(109)	1977	05/25/05	15 to 20 years
Detroit, MI	(a)	351	209	—	—	351	209	560	(111)	1977	05/25/05	15 to 20 years
Detroit, MI	(a)	426	223	—	—	426	223	649	(122)	1979	05/25/05	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Detroit, MI	(a)	413	235	—	—	413	235	648	(124)	1977	05/25/05	15 to 20 years
Detroit, MI	(a)	301	219	—	—	301	219	520	(111)	1972	05/25/05	15 to 20 years
Detroit, MI	(a)	270	305	—	—	270	305	575	(134)	1976	05/25/05	15 to 20 years
Detroit, MI	(a)	271	157	—	—	271	157	428	(85)	1978	05/25/05	15 to 20 years
Detroit, MI	(a)	385	258	—	—	385	258	643	(139)	1979	05/25/05	15 to 20 years
Detroit, MI	(a)	428	189	—	—	428	189	617	(103)	1979	05/25/05	15 to 20 years
Detroit, MI	(a)	614	688	—	—	614	688	1,302	(328)	1987	12/21/07	13 to 18 years
D'Iberville, MS	(b)	597	995	—	—	597	995	1,592	(18)	2005	07/14/14	15 to 30 Years
Donna, TX	(c )	1,091	540	—	—	1,091	540	1,631	(33)	1984	07/17/13	10 to 35 Years
Douglasville, GA	(a)	452	570	—	—	452	570	1,022	(64)	1974	02/02/12	15 to 30 years
Durham, NC	(a)	1,253	—	—	—	1,253	—	1,253	—	(f)	07/17/13	26 to 26 Years
Eagle Pass, TX	(c )	597	385	—	—	597	385	982	(27)	1977	07/17/13	9 to 35 Years
East Aurora, NY	(a)	424	584	—	—	424	584	1,008	(268)	1982	11/10/05	15 to 20 years
East Ellijay, GA	(a)	562	354	—	—	562	354	916	(192)	1984	12/29/05	15 to 20 years
East Moline, IL	(a)	415	471	—	—	415	471	886	(95)	1982	10/03/11	15 to 20 years
East Point, GA	(c )	429	245	—	—	429	245	674	(40)	1977	07/17/13	11 to 21 Years
East St. Louis, IL	(a)	117	334	—	—	117	334	451	(112)	1990	05/25/05	15 to 30 years
Edinburg, TX	(c )	624	888	—	—	624	888	1,512	(48)	1985	07/17/13	11 to 35 Years
Effingham, IL	(a)	539	575	—	—	539	575	1,114	(221)	1985	09/23/05	15 to 30 years
Elizabethton, TN	(a)	655	129	—	—	655	129	784	(178)	1993	12/15/04	15 to 20 years
Elizabethton, TN	(a)	735	278	—	—	735	278	1,013	(51)	1971	12/21/12	15 to 20 years
Elmwood Park, IL	(a)	650	380	—	—	650	380	1,030	(179)	1993	09/23/05	15 to 20 years
Elsa, TX	(c )	1,159	141	—	—	1,159	141	1,300	(17)	1984	07/17/13	11 to 35 Years
Emporia, KS	(a)	508	1,175	—	—	508	1,175	1,683	(51)	1969	12/24/13	15 to 30 Years
Escanaba, MI	(a)	772	767	—	—	772	767	1,539	(369)	1984	12/29/05	15 to 20 years
Eureka, IL	(a)	307	338	—	—	307	338	645	(95)	1980	12/21/12	10 to 15 years
Eustis, FL	(a)	451	377	—	—	451	377	828	(324)	1969	12/30/04	10 to 15 years
Fayetteville, AR	(a)	1,019	1,150	—	—	1,019	1,150	2,169	(24)	2014	06/23/14	15 to 40 Years
Fayetteville, NC	(a)	470	629	—	—	470	629	1,099	(222)	1999	09/29/06	15 to 30 years
Fayetteville, NC	(a)	489	612	—	—	489	612	1,101	(204)	1987	09/29/06	15 to 30 years
Fayetteville, NC	(a)	607	1,020	—	—	607	1,020	1,627	(386)	1996	09/29/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Ferguson, MO	(a)	293	212	—	—	293	212	505	(117)	1974	05/25/05	15 to 20 years
Flint, MI	(a)	340	258	—	—	340	258	598	(137)	1979	05/25/05	15 to 20 years
Florence, KY	(a)	524	209	—	—	524	209	733	(131)	1992	09/24/04	15 to 30 years
Floresville, TX	(c )	109	555	—	—	109	555	664	(42)	1985	07/17/13	9 to 25 Years
Flowood, MS	(b)	338	848	—	—	338	848	1,186	(15)	1994	07/31/14	15 to 30 Years
Forsyth, GA	(a)	495	1,007	—	—	495	1,007	1,502	(333)	1984	01/12/06	15 to 30 years
Forsythe, GA	(a)	249	936	—	—	249	936	1,185	(41)	1983	12/24/13	15 to 30 Years
Fort Lauderdale, FL	(a)	601	121	—	—	601	121	722	(158)	1984	09/24/04	10 to 15 years
Fort Pierce, FL	(a)	667	184	—	—	667	184	851	(109)	1999	09/24/04	15 to 30 years
Fort Wayne, IN	(a)	660	204	—	—	660	204	864	(223)	1982	09/23/05	10 to 15 years
Fort Worth, TX	(c )	157	263	—	—	157	263	420	(30)	1965	07/17/13	11 to 20 Years
Fort Worth, TX	(c )	164	573	—	—	164	573	737	(39)	1965	07/17/13	11 to 25 Years
Fort Worth, TX	(c )	200	643	—	—	200	643	843	(42)	1979	07/17/13	11 to 30 Years
Fort Worth, TX	(c )	356	572	—	—	356	572	928	(36)	1970	07/17/13	11 to 35 Years
Fort Worth, TX	(c )	187	539	—	—	187	539	726	(33)	1984	07/17/13	11 to 35 Years
Ft Madison, IA	(a)	191	620	—	—	191	620	811	(57)	1980	12/21/12	15 to 30 years
Ft. Valley, GA	(c )	353	379	—	—	353	379	732	(44)	1985	07/17/13	11 to 23 Years
Garland, TX	(c )	141	455	—	—	141	455	596	(34)	1986	07/17/13	10 to 25 Years
Garner, NC	(a)	600	765	—	—	600	765	1,365	(281)	1995	09/29/06	15 to 30 years
Gary, IN	(a)	109	410	—	—	109	410	519	(178)	1980	05/25/05	15 to 20 years
Gary, IN	(a)	210	318	—	—	210	318	528	(171)	1979	05/25/05	15 to 20 years
Gary, IN	(a)	161	493	—	—	161	493	654	(225)	1973	05/25/05	15 to 20 years
Gilman, IL	(a)	219	414	—	—	219	414	633	(223)	1998	09/23/05	15 to 20 years
Graceville, FL	(a)	279	1,036	—	—	279	1,036	1,315	(46)	1985	12/24/13	15 to 30 Years
Grand Prairie, TX	(c )	335	527	—	—	335	527	862	(32)	1980	07/17/13	10 to 35 Years
Grand Prairie, TX	(c )	147	535	—	—	147	535	682	(36)	1985	07/17/13	11 to 30 Years
Greensboro, AL	(c )	100	663	—	—	100	663	763	(39)	1986	07/17/13	7 to 35 Years
Greenville, TN	(a)	289	311	—	—	289	311	600	(252)	1972	09/01/05	10 to 15 years
Greenville, TN	(a)	735	517	—	—	735	517	1,252	(49)	2010	03/29/13	15 to 30 Years
Greenville, TX	(c )	325	441	—	—	325	441	766	(25)	1972	07/17/13	10 to 35 Years
Greenville, TX	(a)	223	304	—	—	223	304	527	(134)	1985	12/29/05	15 to 20 years
Griffin, GA	(c )	215	492	—	—	215	492	707	(40)	1978	07/17/13	11 to 25 Years
Griffin, GA	(a)	249	877	—	—	249	877	1,126	(37)	1979	12/24/13	15 to 30 Years
Gulfport, MS	(c )	540	429	—	—	540	429	969	(23)	1971	07/17/13	11 to 35 Years
Haltom City, TX	(c )	571	425	—	—	571	425	996	(27)	2007	07/17/13	11 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Hampton, GA	(a)	568	648	—	—	568	648	1,216	(76)	2002	02/02/12	15 to 30 years
Harlingen, TX	(c )	923	753	—	—	923	753	1,676	(39)	1985	07/17/13	10 to 35 Years
Harlingen, TX	(c )	226	519	—	—	226	519	745	(37)	1973	07/17/13	11 to 30 Years
Harriman, TN	(a)	387	502	—	—	387	502	889	(207)	1976	09/01/05	15 to 20 years
Harrisburg, NC	(a)	489	291	—	—	489	291	780	(23)	2004	09/17/13	15 to 30 Years
Harrisonville, MO	(a)	369	1,195	—	—	369	1,195	1,564	(50)	1981	12/24/13	15 to 30 Years
Harvey, IL	(a)	361	269	(80)	—	281	269	550	(310)	1978	05/25/05	15 to 20 years
Hattiesburg, MS	(b)	845	995	—	—	845	995	1,840	(18)	1999	07/14/14	15 to 40 Years
Havana, IL	(a)	439	297	—	—	439	297	736	(92)	1980	12/21/12	10 to 15 years
Hawkinsville, GA	(a)	169	946	—	—	169	946	1,115	(40)	1986	12/24/13	15 to 30 Years
Henderson, KY	(a)	656	1,058	—	—	656	1,058	1,714	(56)	1992	07/17/13	7 to 35 Years
Hickory, NC	(a)	292	818	—	—	292	818	1,110	(226)	2000	09/29/06	15 to 40 years
Hidalgo, TX	(c )	352	1,043	—	—	352	1,043	1,395	(59)	2001	07/17/13	10 to 31 Years
Hobbs, NM	(c )	706	534	—	—	706	534	1,240	(38)	1974	07/17/13	11 to 35 Years
Holly Springs, MS	(a)	116	—	—	—	116	—	116	—	(f)	10/30/13	12 to 12 Years
Hope Mills, NC	(a)	408	930	—	—	408	930	1,338	(291)	1990	09/29/06	15 to 30 years
Horn Lake, MS	(a)	231	—	—	—	231	—	231	—	(f)	10/30/13	12 to 12 Years
Houston, TX	(a)	1,329	—	—	—	1,329	—	1,329	—	(f)	07/17/13	20 to 20 Years
Houston, TX	(a)	592	302	—	—	592	302	894	(140)	1979	09/28/06	15 to 20 years
Hudson, NC	(a)	794	616	—	—	794	616	1,410	(220)	1998	09/29/06	15 to 40 years
Independence, MO	(a)	279	936	—	—	279	936	1,215	(39)	1979	12/24/13	15 to 30 Years
Independence, MO	(a)	396	1,074	—	—	396	1,074	1,470	(148)	1984	10/03/11	15 to 30 years
Indianapolis, IN	(a)	460	587	—	—	460	587	1,047	(198)	1998	09/24/04	15 to 30 years
Indianapolis, IN	(a)	258	262	—	—	258	262	520	(145)	1970	05/25/05	15 to 20 years
Indianapolis, IN	(a)	266	310	—	—	266	310	576	(155)	1971	05/25/05	15 to 20 years
Indianapolis, IN	(a)	170	749	—	—	170	749	919	(304)	1983	05/25/05	15 to 20 years
Indianapolis, IN	(a)	449	153	—	—	449	153	602	(110)	1968	05/25/05	15 to 20 years
Indianapolis, IN	(a)	370	150	—	—	370	150	520	(98)	1970	05/25/05	15 to 20 years
Irving, TX	(c )	463	338	—	—	463	338	801	(20)	1967	07/17/13	10 to 35 Years
Jackson, GA	(a)	467	729	—	—	467	729	1,196	(98)	1992	02/02/12	15 to 30 years
Jackson, MS	(c )	215	476	—	—	215	476	691	(37)	1977	07/17/13	11 to 25 Years
Jackson, MS	(c )	996	610	—	—	996	610	1,606	(40)	1978	07/17/13	11 to 35 Years
Jackson, MS	(c )	195	582	—	—	195	582	777	(37)	2000	07/17/13	11 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Jackson, MS	(c )	447	555	—	—	447	555	1,002	(40)	1998	07/17/13	11 to 35 Years
Jacksonville, FL	(a)	480	631	—	—	480	631	1,111	(232)	1998	09/24/04	15 to 30 years
Jacksonville, FL	(a)	930	910	—	—	930	910	1,840	(321)	1986	09/24/04	15 to 30 years
Jacksonville, FL	(a)	872	509	—	—	872	509	1,381	(261)	1984	09/24/04	15 to 20 years
Jacksonville, FL	(a)	487	871	—	—	487	871	1,358	(362)	1985	12/30/04	15 to 20 years
Jacksonville, FL	(a)	431	802	—	—	431	802	1,233	(290)	1979	03/31/04	9 to 30 years
Jamestown, NY	(a)	508	573	—	—	508	573	1,081	(267)	1988	11/10/05	15 to 20 years
Johnson City, TN	(a)	718	450	—	—	718	450	1,168	(82)	1983	12/21/12	15 to 20 years
Joliet, IL	(a)	245	193	—	—	245	193	438	(111)	1985	05/25/05	15 to 20 years
Jonesborough, TN	(a)	576	329	—	—	576	329	905	(54)	1987	12/21/12	15 to 20 years
Kannapolix, NC	(a)	244	291	—	—	244	291	535	(21)	2001	09/17/13	15 to 30 Years
Kansas City, KS	(c )	312	574	—	—	312	574	886	(38)	1996	07/17/13	10 to 30 Years
Kansas City, KS	(a)	349	425	—	—	349	425	774	(60)	1999	10/03/11	14 to 29 years
Kansas City, KS	(a)	594	904	—	—	594	904	1,498	(132)	1977	10/03/11	15 to 30 years
Kansas City, MO	(c )	348	730	—	—	348	730	1,078	(42)	1996	07/17/13	10 to 35 Years
Kansas City, MO	(c )	462	673	—	—	462	673	1,135	(40)	1996	07/17/13	10 to 35 Years
Kansas City, MO	(c )	135	616	—	—	135	616	751	(44)	1996	07/17/13	10 to 25 Years
Kansas City, MO	(c )	310	580	—	—	310	580	890	(38)	1996	07/17/13	10 to 31 Years
Kansas City, MO	(c )	189	837	—	—	189	837	1,026	(60)	1996	07/17/13	9 to 25 Years
Kansas City, MO	(a)	538	936	—	—	538	936	1,474	(42)	2014	09/19/14	15 to 30 Years

Kansas City, MO	(a)	289	1,066	—	—	289	1,066	1,355	(45)	1980	12/24/13	15 to 30 Years
Kansas City, MO	(b)	772	—	—	—	772	—	772	—	2014	09/19/14	0 to 0 Years
Kansas City, MO	(a)	245	447	—	—	245	447	692	(58)	1985	10/03/11	14 to 29 years
Kansas City, MO	(a)	334	654	—	—	334	654	988	(97)	1985	10/03/11	15 to 30 years
Kennesaw, GA	(a)	487	334	—	—	487	334	821	(56)	1991	02/02/12	15 to 20 years
Kilgore, TX	(c )	140	415	—	—	140	415	555	(40)	1985	07/17/13	11 to 21 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Killeen, TX	(c )	289	513	—	—	289	513	802	(30)	1974	07/17/13	9 to 35 Years
Kingsport, TN	(b)	307	766	—	—	307	766	1,073	(47)	2008	07/17/13	4 to 32 Years
Kingsport, TN	(a)	592	200	—	—	592	200	792	(255)	1992	11/23/04	15 to 20 years
Kingsport, TN	(a)	384	877	—	—	384	877	1,261	(84)	1992	12/21/12	15 to 30 years
Kingston, PA	(b)	521	635	—	—	521	635	1,156	(2)	1978	11/18/14	15 to 30 Years
Kingsville, TX	(c )	263	461	—	—	263	461	724	(28)	1977	07/17/13	9 to 35 Years
Kingwood, WV	(a)	618	677	—	—	618	677	1,295	(92)	1979	12/21/12	15 to 20 years
Kirby, TX	(c )	224	262	—	—	224	262	486	(28)	1985	07/17/13	9 to 21 Years
Knoxville, TN	(a)	635	227	—	—	635	227	862	(225)	1995	11/23/04	15 to 20 years
Knoxville, TN	(a)	547	230	—	—	547	230	777	(282)	1987	11/23/04	10 to 15 years
Knoxville, TN	(a)	332	185	—	—	332	185	517	(94)	1977	09/01/05	15 to 20 years
Knoxville, TN	(a)	561	305	—	—	561	305	866	(133)	1975	09/01/05	15 to 20 years
La Feria, TX	(c )	369	941	—	—	369	941	1,310	(49)	2003	07/17/13	11 to 35 Years
La Mesa, CA	(a)	1,312	360	—	—	1,312	360	1,672	(328)	1984	07/28/04	10 to 15 years
La Vista, NE	(a)	499	664	—	—	499	664	1,163	(89)	1992	10/03/11	15 to 30 years
Lafayette, LA	(a)	300	779	—	—	300	779	1,079	(36)	1972	10/30/13	15 to 30 Years
LaGrange, GA	(c )	555	44	—	—	555	44	599	(56)	1978	07/17/13	7 to 30 Years
Laredo, TX	(c )	272	713	—	—	272	713	985	(35)	1966	07/17/13	11 to 35 Years
Laredo, TX	(c )	727	698	—	—	727	698	1,425	(37)	1968	07/17/13	11 to 35 Years
Lauderdale Lakes, FL	(a)	411	346	—	—	411	346	757	(118)	1998	12/29/06	15 to 30 years
Laurel, MS	(c )	690	290	—	—	690	290	980	(31)	1971	07/17/13	11 to 24 Years
Laurel, MS	(b)	543	754	—	—	543	754	1,297	(10)	1993	09/22/14	15 to 30 Years
Lees Summit, MO	(a)	319	906	—	—	319	906	1,225	(40)	1985	12/24/13	15 to 30 Years
Lees Summit, MO	(a)	590	69	55	(69)	645	—	645	—	1995	09/23/05	20 to 20 years
Lewisville, TX	(c )	913	470	—	—	913	470	1,383	(35)	1976	07/17/13	8 to 35 Years
Lexington, KY	(a)	636	362	—	—	636	362	998	(312)	1978	12/30/04	10 to 15 years
Lexington, KY	(a)	713	451	—	—	713	451	1,164	(390)	1976	01/26/05	10 to 15 years
Lillington, NC	(a)	419	687	—	—	419	687	1,106	(196)	1992	09/29/06	15 to 40 years
Lincoln, IL	(a)	203	616	—	—	203	616	819	(283)	1990	09/23/05	15 to 20 years
Little Rock, AR	(c )	99	500	—	—	99	500	599	(32)	1970	07/17/13	8 to 30 Years
Little Rock, AR	(c )	332	432	—	—	332	432	764	(25)	1971	07/17/13	9 to 35 Years
Little Rock, AR	(c )	263	492	—	—	263	492	755	(30)	1975	07/17/13	9 to 35 Years
Little Rock, AR	(a)	917	847	—	—	917	847	1,764	(306)	2004	07/07/05	15 to 30 years
Lone Tree, CO	(a)	1,717	1,117	—	—	1,717	1,117	2,834	(466)	2000	09/25/07	13 to 38 years
Longview, TX	(c )	149	552	—	—	149	552	701	(34)	1985	07/17/13	9 to 35 Years
Louisville, KY	(a)	334	251	—	—	334	251	585	(113)	1991	09/24/04	15 to 20 years
Louisville, KY	(a)	1,010	577	—	—	1,010	577	1,587	(217)	1994	11/10/05	15 to 30 years
Louisville, KY	(a)	854	514	—	—	854	514	1,368	(196)	1994	11/10/05	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lubbock, TX	(c )	79	341	—	—	79	341	420	(28)	1986	07/17/13	9 to 27 Years
Lubbock, TX	(c )	325	794	—	—	325	794	1,119	(47)	2004	07/17/13	11 to 34 Years
Lubbock, TX	(a)	687	856	—	—	687	856	1,543	(308)	2003	07/07/05	15 to 30 years
Macon, GA	(c )	291	628	—	—	291	628	919	(35)	1983	07/17/13	10 to 35 Years
Macon, GA	(c )	195	347	—	—	195	347	542	(31)	1976	07/17/13	9 to 25 Years
Macon, GA	(c )	185	553	—	—	185	553	738	(37)	1980	07/17/13	11 to 30 Years
Madison, GA	(a)	892	739	—	—	892	739	1,631	(259)	1989	01/12/06	15 to 40 years
Madisonville, KY	(a)	1,198	819	—	—	1,198	819	2,017	(302)	1990	09/24/04	15 to 30 years
Mansfield, PA	(a)	225	327	—	—	225	327	552	(145)	1972	05/25/05	15 to 20 years
Mansfield, TX	(b)	760	700	—	—	760	700	1,460	(4)	2002	11/18/14	15 to 30 Years
Maple Grove, MN	(a)	1,852	1,096	—	—	1,852	1,096	2,948	(442)	1997	09/24/04	15 to 30 years
Maplewood, MO	(a)	180	225	—	—	180	225	405	(109)	1980	05/25/05	15 to 20 years
Marietta, GA	(c )	350	173	—	—	350	173	523	(27)	1976	07/17/13	11 to 21 Years
Marion, IN	(a)	503	153	—	—	503	153	656	(105)	1990	09/24/04	15 to 20 years
Marlin, TX	(c )	81	327	—	—	81	327	408	(30)	1985	07/17/13	8 to 25 Years
Martinsburg, WV	(a)	887	992	—	—	887	992	1,879	(348)	1999	12/29/05	15 to 30 years
Martinsville, IN	(a)	940	1,128	—	—	940	1,128	2,068	(68)	1986	07/17/13	4 to 35 Years
Maryville, TN	(b)	421	380	—	—	421	380	801	(35)	2007	07/17/13	4 to 26 Years
Maryville, TN	(a)	810	306	—	—	810	306	1,116	(212)	1993	11/23/04	15 to 20 years
Mayfield, KY	(a)	316	603	—	—	316	603	919	(239)	1986	09/29/06	12 to 27 years
McAllen, TX	(c )	747	408	—	—	747	408	1,155	(24)	1992	07/17/13	10 to 35 Years
McAllen, TX	(c )	601	539	—	—	601	539	1,140	(33)	1985	07/17/13	11 to 35 Years
McDonough, GA	(a)	179	807	—	—	179	807	986	(34)	1989	12/24/13	15 to 30 Years
McDonough, GA	(a)	418	847	—	—	418	847	1,265	(40)	1995	12/24/13	15 to 30 Years
McDonough, GA	(a)	938	697	—	—	938	697	1,635	(280)	1985	09/24/04	15 to 30 years
Mebane, NC	(a)	846	682	—	—	846	682	1,528	(228)	1993	09/29/06	15 to 30 years
Memphis, TN	(b)	208	302	—	—	208	302	510	(27)	2007	07/17/13	3 to 24 Years
Memphis, TN	(c )	103	120	—	—	103	120	223	(20)	1976	07/17/13	6 to 21 Years
Memphis, TN	(c )	128	232	—	—	128	232	360	(25)	1999	07/17/13	8 to 20 Years
Memphis, TN	(c )	156	351	—	—	156	351	507	(31)	1971	07/17/13	7 to 25 Years
Memphis, TN	(c )	288	278	—	—	288	278	566	(37)	1976	07/17/13	6 to 20 Years
Memphis, TN	(c )	206	471	—	—	206	471	677	(37)	1979	07/17/13	10 to 25 Years
Memphis, TN	(c )	163	295	—	—	163	295	458	(27)	1979	07/17/13	10 to 25 Years
Memphis, TN	(c )	212	245	—	—	212	245	457	(31)	1971	07/17/13	7 to 25 Years
Memphis, TN	(c )	119	261	—	—	119	261	380	(25)	1980	07/17/13	8 to 20 Years
Memphis, TN	(c )	180	316	—	—	180	316	496	(32)	1971	07/17/13	7 to 21 Years
Memphis, TN	(c )	264	592	—	—	264	592	856	(37)	1971	07/17/13	11 to 35 Years
Memphis, TN	(c )	426	608	—	—	426	608	1,034	(41)	1971	07/17/13	11 to 32 Years
Memphis, TN	(a)	320	—	—	—	320	—	320	—	(g)	10/30/13	12 to 12 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Mercedes, TX	(c )	535	575	—	—	535	575	1,110	(34)	1982	07/17/13	11 to 35 Years
Mesquite, TX	(c )	234	459	—	—	234	459	693	(37)	2001	07/17/13	11 to 28 Years
Miami, FL	(a)	602	14	—	—	602	14	616	(144)	1978	09/24/04	10 to 15 years
Miami, FL	(a)	596	105	—	—	596	105	701	(121)	1978	09/24/04	10 to 15 years
Midland, TX	(c )	195	432	—	—	195	432	627	(25)	1972	07/17/13	9 to 35 Years
Midwest City, OK	(c )	318	623	—	—	318	623	941	(36)	1985	07/17/13	9 to 35 Years
Milan, IL	(a)	161	533	—	—	161	533	694	(66)	1997	10/03/11	15 to 30 years
Mission, TX	(c )	577	598	—	—	577	598	1,175	(35)	1981	07/17/13	9 to 35 Years
Mobile, AL	(a)	587	487	—	—	587	487	1,074	(216)	1985	09/24/04	15 to 20 years
Moline, IL	(a)	424	520	—	—	424	520	944	(65)	2009	10/03/11	15 to 40 years
Moncks Corner, SC	(a)	573	466	—	—	573	466	1,039	(262)	1998	09/24/04	15 to 20 years
Monroe, GA	(a)	618	787	—	—	618	787	1,405	(38)	1977	12/24/13	15 to 30 Years
Montgomery, AL	(c )	288	623	—	—	288	623	911	(35)	1998	07/17/13	9 to 35 Years
Montgomery, AL	(c )	177	516	—	—	177	516	693	(54)	1984	07/17/13	9 to 21 Years
Montgomery, AL	(c )	247	376	—	—	247	376	623	(40)	1999	07/17/13	10 to 24 Years
Montgomery, AL	(c )	455	579	—	—	455	579	1,034	(42)	1972	07/17/13	11 to 33 Years
Montgomery, AL	(c )	313	601	—	—	313	601	914	(55)	1999	07/17/13	10 to 27 Years
Mooresville, IN	(a)	560	549	—	—	560	549	1,109	(293)	1998	09/23/05	15 to 20 years
Morristown, TN	(a)	588	781	—	—	588	781	1,369	(239)	1987	09/01/05	15 to 30 years
Morristown, TN	(a)	436	290	—	—	436	290	726	(141)	1976	09/01/05	15 to 20 years
Morrow, GA	(a)	530	568	—	—	530	568	1,098	(59)	2006	02/02/12	15 to 40 years
Moultrie, GA	(a)	359	827	—	—	359	827	1,186	(35)	1997	12/24/13	15 to 30 Years
Moultrie, GA	(a)	437	563	—	—	437	563	1,000	(49)	2012	03/29/13	15 to 30 Years
Mount Carmel, TN	(a)	499	536	—	—	499	536	1,035	(65)	1988	12/21/12	15 to 30 years
Mount Pleasant, MI	(a)	485	642	—	—	485	642	1,127	(220)	1997	12/29/05	15 to 30 years
Mount Pleasant, MI	(a)	657	854	—	—	657	854	1,511	(272)	2010	12/29/06	13 to 38 years
Nappanee, IN	(a)	301	413	—	—	301	413	714	(217)	2005	12/21/07	15 to 20 years
Nashville, TN	(a)	264	—	—	—	264	—	264	—	(g)	10/30/13	12 to 12 Years
Nashville, TN	(a)	538	—	—	—	538	—	538	—	(g)	10/30/13	12 to 12 Years
New Albany, IN	(a)	497	278	—	—	497	278	775	(135)	1992	09/24/04	15 to 30 years
New Braunfels, TX	(c )	302	526	—	—	302	526	828	(40)	1973	07/17/13	10 to 27 Years
New Castle, PA	(a)	573	1,042	—	—	573	1,042	1,615	(92)	1999	07/17/13	7 to 25 Years
New Orleans, LA	(a)	312	240	—	—	312	240	552	(116)	1991	09/24/04	15 to 30 years
Niagara Falls, NY	(a)	1,359	551	—	—	1,359	551	1,910	(217)	1979	11/10/05	15 to 30 years
Nogales, AZ	(c )	207	448	—	—	207	448	655	(36)	1976	07/17/13	11 to 25 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Norfolk, VA	(c )	373	517	—	—	373	517	890	(54)	1988	07/17/13	7 to 21 Years
Norfolk, VA	(c )	354	192	—	—	354	192	546	(27)	1988	07/17/13	9 to 20 Years
Normal, IL	(a)	394	240	—	—	394	240	634	(61)	1980	12/21/12	10 to 15 years
Normandy, MO	(a)	265	329	(6)	—	259	329	588	(160)	1978	05/25/05	15 to 20 years
North Canton, OH	(a)	484	497	(14)	—	470	497	967	(241)	1989	12/29/06	15 to 20 years
North Little Rock, AR	(c )	128	351	—	—	128	351	479	(27)	1999	07/17/13	10 to 28 Years
Oak Ridge, TN	(a)	419	634	—	—	419	634	1,053	(226)	1995	06/25/04	15 to 30 years
Oak Ridge, TN	(a)	669	548	—	—	669	548	1,217	(163)	1976	09/01/05	15 to 30 years
Odessa, TX	(c )	597	443	—	—	597	443	1,040	(30)	1979	07/17/13	10 to 35 Years
Odessa, TX	(c )	670	563	—	—	670	563	1,233	(35)	1972	07/17/13	10 to 35 Years
Oklahoma City, OK	(c )	223	469	—	—	223	469	692	(46)	1998	07/17/13	8 to 22 Years
Oklahoma City, OK	(c )	200	428	—	—	200	428	628	(35)	1971	07/17/13	9 to 25 Years
Oklahoma City, OK	(a)	541	843	(398)	(614)	143	229	372	(40)	2007	07/17/13	4 to 33 Years
Omaha, NE	(a)	476	408	—	—	476	408	884	(53)	1994	10/03/11	15 to 30 years
Omaha, NE	(a)	539	380	—	—	539	380	919	(38)	2006	10/03/11	15 to 40 years
Opelousas, LA	(a)	419	659	—	—	419	659	1,078	(33)	1981	10/30/13	15 to 30 Years
Orlando, FL	(a)	1,249	729	—	—	1,249	729	1,978	(392)	1985	06/25/04	15 to 20 years
Orlando, FL	(a)	642	178	—	—	642	178	820	(186)	1967	12/30/04	10 to 15 years
Oshkosh, WI	(a)	765	829	(40)	—	725	829	1,554	(434)	1984	12/29/05	15 to 20 years
Overland, MO	(a)	278	494	—	—	278	494	772	(217)	1972	05/25/05	15 to 20 years
Palatine, IL	(a)	772	505	—	—	772	505	1,277	(250)	1972	09/29/06	15 to 20 years
Parkersburg, WV	(a)	416	658	—	75	416	733	1,149	(368)	1986	03/07/07	4 to 20 years
Parkersburg, WV	(a)	457	309	—	—	457	309	766	(82)	1999	12/21/12	10 to 15 years
Parma Heights, OH	(a)	598	535	—	—	598	535	1,133	(162)	2004	06/12/08	13 to 38 years
Paxton, IL	(a)	324	658	—	—	324	658	982	(359)	1986	12/29/05	15 to 20 years
Pearson, GA	(a)	159	817	—	—	159	817	976	(35)	1994	12/24/13	15 to 30 Years
Pensacola, FL	(a)	860	291	—	—	860	291	1,151	(309)	1977	07/28/04	10 to 15 years
Peoria, IL	(a)	154	320	—	—	154	320	474	(155)	1976	05/25/05	15 to 20 years
Peoria, IL	(a)	383	270	—	—	383	270	653	(70)	1980	12/21/12	10 to 15 years
Peoria, IL	(a)	282	435	—	—	282	435	717	(61)	1980	12/21/12	15 to 20 years
Pharr, TX	(c )	694	441	—	—	694	441	1,135	(37)	1997	07/17/13	10 to 26 Years
Phenix City, AL	(c )	493	497	—	—	493	497	990	(26)	1978	07/17/13	8 to 35 Years
Philippi, WV	(a)	405	232	—	—	405	232	637	(67)	1986	12/21/12	10 to 15 years
Phoenix, AZ	(c )	523	97	—	—	523	97	620	(19)	1976	07/17/13	9 to 16 Years
Phoenix, AZ	(c )	321	276	—	—	321	276	597	(31)	1975	07/17/13	10 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Phoenix, AZ	(c )	384	528	—	—	384	528	912	(37)	1974	07/17/13	11 to 27 Years
Phoenix, AZ	(c )	368	267	—	—	368	267	635	(23)	1974	07/17/13	11 to 23 Years
Phoenix, AZ	(c )	415	403	—	—	415	403	818	(29)	1975	07/17/13	8 to 27 Years
Phoenix, AZ	(c )	599	412	—	—	599	412	1,011	(28)	1980	07/17/13	10 to 35 Years
Phoenix, AZ	(c )	400	120	—	—	400	120	520	(21)	1977	07/17/13	11 to 13 Years
Pine Bluff, AR	(c )	854	431	—	—	854	431	1,285	(24)	1971	07/17/13	7 to 35 Years
Pineville, LA	(a)	558	1,044	—	—	558	1,044	1,602	(354)	1996	06/25/04	11 to 30 years
Pleasanton, TX	(c )	230	1,052	—	—	230	1,052	1,282	(57)	1985	07/17/13	11 to 35 Years
Ponca City, OK	(b)	93	249	—	—	93	249	342	(22)	2007	07/17/13	4 to 28 Years
Port Allen, LA	(a)	521	575	—	—	521	575	1,096	(245)	1997	09/24/04	15 to 30 years
Port Isabel, TX	(c )	348	672	—	—	348	672	1,020	(42)	2004	07/17/13	11 to 31 Years
Port Lavaca, TX	(c )	339	594	—	—	339	594	933	(40)	1985	07/17/13	11 to 28 Years
Portales, NM	(a)	388	1,012	—	—	388	1,012	1,400	(31)	1993	04/16/14	15 to 30 Years
Portsmouth, VA	(c )	574	419	—	—	574	419	993	(39)	1988	07/17/13	10 to 25 Years
Powell, TN	(b)	411	353	—	—	411	353	764	(34)	2007	07/17/13	4 to 26 Years
Princeton, IN	(a)	340	906	—	—	340	906	1,246	(109)	1992	07/17/13	7 to 15 Years
Pulaski, VA	(a)	444	236	—	—	444	236	680	(232)	1994	11/23/04	15 to 20 years
Quincy, FL	(a)	1,015	416	—	—	1,015	416	1,431	(336)	1989	09/24/04	15 to 20 years
Quitman, GA	(a)	259	936	—	—	259	936	1,195	(39)	1985	12/24/13	15 to 30 Years
Radford, VA	(a)	499	248	—	—	499	248	747	(273)	1995	11/23/04	15 to 20 years
Raleigh, NC	(a)	639	320	—	—	639	320	959	(30)	2008	09/17/13	15 to 30 Years
Raymondville, TX	(c )	660	455	—	—	660	455	1,115	(33)	1984	07/17/13	9 to 35 Years
Red Bank, TN	(a)	610	557	—	—	610	557	1,167	(275)	1997	06/25/04	15 to 30 years
Richland Hills, TX	(c )	229	199	—	—	229	199	428	(20)	1999	07/17/13	10 to 25 Years
Rio Grand City, TX	(c )	1,746	554	—	—	1,746	554	2,300	(33)	1984	07/17/13	12 to 35 Years
Robinson, IL	(a)	250	1,021	—	—	250	1,021	1,271	(65)	1994	07/17/13	7 to 33 Years
Rochester, MN	(a)	561	83	66	(83)	627	—	627	—	1996	09/23/05	20 to 20 years
Rock Hill, SC	(a)	373	722	—	—	373	722	1,095	(326)	1978	12/29/05	15 to 20 years
Rock Island, IL	(a)	195	531	—	—	195	531	726	(71)	1994	10/03/11	15 to 30 years
Rockwell, NC	(a)	385	385	—	—	385	385	770	(34)	2006	09/17/13	15 to 30 Years
Rogers, AR	(b)	334	884	—	—	334	884	1,218	(9)	2005	09/30/14	15 to 30 Years
Rogersville, TN	(a)	384	964	—	—	384	964	1,348	(91)	1986	12/21/12	15 to 30 years
Rolesville, NC	(a)	526	320	—	—	526	320	846	(28)	2007	09/17/13	15 to 30 Years
Rolla, MO	(a)	229	857	—	—	229	857	1,086	(37)	1978	12/24/13	15 to 30 Years
Roma, TX	(c )	478	855	—	—	478	855	1,333	(51)	1985	07/17/13	11 to 35 Years
Romeoville, IL	(a)	789	713	—	—	789	713	1,502	(319)	1999	09/23/05	15 to 20 years
Roswell, GA	(a)	513	559	—	—	513	559	1,072	(55)	2006	02/02/12	15 to 40 years
Roswell, NM	(c )	343	321	—	—	343	321	664	(40)	1974	07/17/13	11 to 23 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Saint Ann, MO	(a)	588	613	—	—	588	613	1,201	(335)	1985	09/23/05	15 to 20 years
Saint Cloud, FL	(a)	1,193	557	—	—	1,193	557	1,750	(281)	1983	06/25/04	15 to 20 years
Salisbury, NC	(a)	357	338	—	—	357	338	695	(23)	2002	09/17/13	15 to 30 Years
San Antonio, TX	(c )	205	1,042	—	—	205	1,042	1,247	(85)	1976	07/17/13	10 to 21 Years
San Antonio, TX	(c )	685	257	—	—	685	257	942	(18)	1976	07/17/13	9 to 35 Years
San Antonio, TX	(c )	592	336	—	—	592	336	928	(23)	1968	07/17/13	9 to 35 Years
San Antonio, TX	(c )	119	353	—	—	119	353	472	(23)	1970	07/17/13	10 to 30 Years
San Antonio, TX	(c )	79	347	—	—	79	347	426	(20)	1977	07/17/13	9 to 33 Years
San Antonio, TX	(c )	395	414	—	—	395	414	809	(36)	1984	07/17/13	11 to 25 Years
San Antonio, TX	(c )	144	538	—	—	144	538	682	(47)	1984	07/17/13	8 to 20 Years
San Antonio, TX	(c )	544	521	—	—	544	521	1,065	(32)	1967	07/17/13	11 to 33 Years
San Antonio, TX	(c )	375	282	—	—	375	282	657	(30)	1965	07/17/13	9 to 21 Years
San Antonio, TX	(c )	373	170	—	—	373	170	543	(20)	1993	07/17/13	9 to 21 Years
San Antonio, TX	(c )	331	449	—	—	331	449	780	(36)	1983	07/17/13	10 to 25 Years
San Antonio, TX	(c )	283	573	—	—	283	573	856	(44)	1971	07/17/13	11 to 33 Years
San Antonio, TX	(c )	369	226	—	—	369	226	595	(20)	1986	07/17/13	10 to 25 Years
San Antonio, TX	(c )	397	700	—	—	397	700	1,097	(41)	1984	07/17/13	11 to 35 Years
San Antonio, TX	(c )	403	61	—	—	403	61	464	(54)	1971	07/17/13	9 to 21 Years
San Antonio, TX	(c )	279	261	—	—	279	261	540	(23)	1976	07/17/13	11 to 32 Years
San Antonio, TX	(c )	466	270	—	—	466	270	736	(34)	1970	07/17/13	10 to 21 Years
San Antonio, TX	(a)	517	373	—	—	517	373	890	(157)	2002	09/25/06	15 to 30 years
San Antonio, TX	(a)	349	429	—	—	349	429	778	(206)	1983	09/25/06	15 to 20 years
San Antonio, TX	(a)	428	339	—	—	428	339	767	(146)	2001	09/25/06	15 to 30 years
San Antonio, TX	(a)	539	300	—	—	539	300	839	(157)	2001	09/25/06	15 to 30 years
San Benito, TX	(c )	1,641	688	—	—	1,641	688	2,329	(36)	1977	07/17/13	9 to 35 Years
Sandusky, OH	(a)	922	406	(314)	(89)	608	317	925	(100)	1987	06/12/08	14 to 29 years
Sedalia, MO	(b)	283	641	—	—	283	641	924	(35)	2006	07/17/13	3 to 48 Years
Sedalia, MO	(a)	751	662	—	—	751	662	1,413	(277)	1983	12/29/06	15 to 30 years
Seven Hills, OH	(a)	496	488	—	—	496	488	984	(161)	1977	06/12/08	13 to 28 years
Seymour, TN	(a)	365	440	—	—	365	440	805	(36)	2007	07/17/13	6 to 27 Years
Shawnee, OK	(b)	130	1,182	—	—	130	1,182	1,312	(67)	2006	07/17/13	3 to 32 Years
Siler City, NC	(a)	686	385	—	—	686	385	1,071	(38)	2005	09/17/13	15 to 30 Years
So. Parkersburg, WV	(a)	383	404	—	—	383	404	787	(55)	1986	12/21/12	15 to 20 years
South Charleston, WV	(a)	524	541	—	—	524	541	1,065	(67)	1993	12/21/12	15 to 20 years
South Hill, NC	(a)	564	320	—	—	564	320	884	(31)	2007	09/17/13	15 to 30 Years
Spencer, IN	(a)	136	1,040	—	—	136	1,040	1,176	(77)	1999	07/17/13	8 to 22 Years
Springfield, IL	(a)	1,072	642	—	—	1,072	642	1,714	(383)	1988	09/23/05	15 to 20 years
Springfield, IL	(a)	571	630	—	—	571	630	1,201	(252)	1997	09/23/05	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Springfield, MO	(a)	439	719	—	—	439	719	1,158	(264)	2004	12/29/06	15 to 40 years
Springville, NY	(a)	678	586	—	—	678	586	1,264	(206)	1988	11/10/05	15 to 30 years
St. Louis, MO	(a)	290	211	—	—	290	211	501	(120)	1973	05/25/05	15 to 20 years
St. Louis, MO	(a)	231	337	—	—	231	337	568	(154)	1972	05/25/05	15 to 20 years
St. Louis, MO	(a)	189	227	—	—	189	227	416	(114)	1972	05/25/05	15 to 20 years
St. Louis, MO	(a)	464	218	—	—	464	218	682	(137)	1978	05/25/05	15 to 20 years
St. Louis, MO	(a)	503	651	—	—	503	651	1,154	(304)	1976	09/24/04	15 to 20 years
St. Louis, MO	(a)	828	351	—	—	828	351	1,179	(236)	1986	09/24/04	15 to 20 years
Statesboro, GA	(a)	779	777	—	—	779	777	1,556	(323)	1985	09/24/04	15 to 20 years
Sterling Heights, MI	(a)	866	960	—	—	866	960	1,826	(320)	2000	12/29/05	15 to 30 years
Stillwater, MN	(a)	1,051	1,051	—	—	1,051	1,051	2,102	(463)	1998	09/24/04	15 to 30 years
Stillwater, OK	(b)	218	1,262	—	—	218	1,262	1,480	(66)	2007	07/17/13	4 to 32 Years
Stockbridge, GA	(a)	388	353	—	—	388	353	741	(43)	2001	02/02/12	15 to 30 years
Stone Mountain, GA	(a)	379	487	—	—	379	487	866	(56)	1986	02/02/12	15 to 30 years
Sun City, AZ	(a)	771	372	—	—	771	372	1,143	(187)	1986	12/29/06	15 to 20 years
Sweetwater, TN	(a)	602	550	—	—	602	550	1,152	(192)	1999	12/29/06	15 to 40 years
Talladega, AL	(c )	247	245	—	—	247	245	492	(38)	1998	07/17/13	11 to 21 Years
Tempe, AZ	(a)	480	361	—	—	480	361	841	(150)	2003	09/25/06	15 to 30 years
Temple, TX	(c )	705	493	—	—	705	493	1,198	(28)	1983	07/17/13	10 to 35 Years
Texarkana, TX	(a)	265	747	—	—	265	747	1,012	(38)	2013	11/04/13	14 to 30 Years
The Village, OK	(c )	211	650	—	—	211	650	861	(35)	1978	07/17/13	9 to 35 Years
Thomasville, GA	(a)	408	837	—	—	408	837	1,245	(36)	1990	12/24/13	15 to 30 Years
Tipp City, OH	(a)	789	332	—	—	789	332	1,121	(198)	1991	12/29/06	15 to 20 years
Tooele, UT	(a)	552	624	—	—	552	624	1,176	(339)	1988	09/24/04	15 to 20 years
Trenton, MO	(a)	309	1,175	—	—	309	1,175	1,484	(49)	1976	12/24/13	15 to 30 Years
Tucson, AZ	(c )	262	193	—	—	262	193	455	(25)	1983	07/17/13	11 to 23 Years
Tucson, AZ	(c )	191	552	—	—	191	552	743	(30)	1981	07/17/13	11 to 35 Years
Tucson, AZ	(c )	349	479	—	—	349	479	828	(30)	1976	07/17/13	11 to 35 Years
Tucson, AZ	(c )	221	434	—	—	221	434	655	(30)	1980	07/17/13	11 to 27 Years
Tulsa, OK	(c )	767	466	—	—	767	466	1,233	(31)	1976	07/17/13	8 to 35 Years
Tulsa, OK	(c )	315	717	—	—	315	717	1,032	(40)	1976	07/17/13	10 to 35 Years
Tyler, TX	(c )	227	527	—	—	227	527	754	(30)	1976	07/17/13	11 to 35 Years
Universal City, TX	(c )	408	369	—	—	408	369	777	(35)	1989	07/17/13	9 to 25 Years
Vicksburg, MS	(c )	278	333	—	—	278	333	611	(32)	1972	07/17/13	11 to 25 Years
Victoria, TX	(c )	129	490	—	—	129	490	619	(36)	1985	07/17/13	11 to 28 Years
Victoria, TX	(c )	367	182	—	—	367	182	549	(20)	1984	07/17/13	11 to 22 Years
Vincennes, IN	(a)	389	1,425	—	—	389	1,425	1,814	(86)	2000	07/17/13	8 to 30 Years
Waco, TX	(c )	365	542	—	—	365	542	907	(28)	1969	07/17/13	10 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Warner Robins, GA	(a)	229	887	—	—	229	887	1,116	(40)	1978	12/24/13	15 to 30 Years
Warren, MI	(a)	488	215	—	—	488	215	703	(115)	1979	05/25/05	15 to 20 years
Washington Park, IL	(a)	119	324	—	—	119	324	443	(148)	1980	05/25/05	15 to 20 years
Washington, IL	(a)	264	460	—	—	264	460	724	(64)	1980	12/21/12	15 to 20 years
Washington, IN	(a)	272	949	—	—	272	949	1,221	(63)	1995	07/17/13	8 to 33 Years
Watertown, WI	(a)	267	338	—	—	267	338	605	(137)	1986	12/21/07	13 to 18 years
Waynesburg, PA	(a)	323	918	—	—	323	918	1,241	(88)	1982	12/21/12	15 to 30 years
Weslaco, TX	(c )	860	513	—	—	860	513	1,373	(30)	1990	07/17/13	11 to 35 Years
Weslaco, TX	(c )	291	786	—	—	291	786	1,077	(55)	1970	07/17/13	11 to 25 Years
Westchester, IL	(a)	765	437	—	—	765	437	1,202	(189)	1986	09/29/06	15 to 20 years
Weston, WV	(a)	158	695	—	—	158	695	853	(59)	1981	12/21/12	15 to 30 years
Williamsport, PA	(b)	864	979	—	—	864	979	1,843	(3)	1966	11/18/14	15 to 30 Years
Winchester, TN	(a)	400	291	—	—	400	291	691	(145)	1993	12/29/06	15 to 20 years
Winter Springs, FL	(a)	523	446	—	—	523	446	969	(245)	1988	12/30/04	15 to 20 years
Wytheville, VA	(a)	446	172	—	—	446	172	618	(166)	1995	11/23/04	15 to 20 years
Zebulon, NC	(a)	780	395	—	—	780	395	1,175	(35)	2006	09/17/13	15 to 30 Years

Drug Stores / Pharmacies
Akron, OH	(b)	401	3,153	67	—	468	3,153	3,621	(152)	1994	7/17/2013	1 to 37 Years
Albany, GA	(c )	961	3,314	—	—	961	3,314	4,275	(142)	2008	7/17/2013	12 to 43 Years
Alliance, OH	(b)	556	1,317	—	—	556	1,317	1,873	(114)	1996	7/17/2013	3 to 31 Years
Alpharetta, GA	(c )	968	2,614	—	—	968	2,614	3,582	(124)	1998	7/17/2013	5 to 40 Years
Antioch, TN	4,425	1,985	4,351	—	—	1,985	4,351	6,336	(179)	2002	7/17/2013	14 to 43 Years
Atlanta, GA	(c )	1,316	2,266	—	—	1,316	2,266	3,582	(115)	2006	7/17/2013	14 to 42 Years
Austin, MN	3,531	485	3,606	—	—	485	3,606	4,091	(153)	2002	7/17/2013	11 to 42 Years
Azle, TX	(c )	1,213	3,504	—	—	1,213	3,504	4,717	(141)	2008	7/17/2013	15 to 43 Years
Batesville, MS	(c )	421	3,932	—	—	421	3,932	4,353	(154)	2007	7/17/2013	10 to 42 Years
Bath, NY	(c )	658	3,123	—	—	658	3,123	3,781	(131)	2008	7/17/2013	12 to 43 Years
Beverly Hills, TX	(d)	1,142	2,559	—	—	1,142	2,559	3,701	(128)	2007	7/17/2013	5 to 40 Years
Brainerd, MN	2,814	543	4,411	—	—	543	4,411	4,954	(194)	2000	7/17/2013	7 to 42 Years
Brentwood, TN	2,700	2,933	2,584	—	—	2,933	2,584	5,517	(210)	2006	7/17/2013	11 to 38 Years
Bridgetown, OH	3,043	1,015	3,769	—	—	1,015	3,769	4,784	(161)	1998	7/17/2013	5 to 43 Years
Broadview, IL	31,500	12,393	32,192	—	—	12,393	32,192	44,585	(2,570)	1994	7/17/2013	2 to 30 Years
Bryan, TX	4,111	1,049	5,633	—	—	1,049	5,633	6,682	(226)	2001	7/17/2013	6 to 40 Years
Buffalo, NY	(a)	681	925	—	—	681	925	1,606	(205)	1993	12/15/2004	20 to 40 years
Canton, IL	4,429	703	4,098	—	—	703	4,098	4,801	(172)	2006	7/17/2013	12 to 43 Years
Carrolton, TX	(b)	945	1,967	—	—	945	1,967	2,912	(92)	1995	7/17/2013	1 to 39 Years
Chino Valley, AZ	(c )	663	3,871	—	—	663	3,871	4,534	(168)	2007	7/17/2013	10 to 42 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Cincinnati, OH	3,341	1,213	4,438	—	—	1,213	4,438	5,651	(198)	2000	7/17/2013	6 to 42 Years
Cincinnati, OH	(c )	1,527	4,307	—	—	1,527	4,307	5,834	(183)	2000	7/17/2013	7 to 42 Years
Cleveland, OH	(d)	776	1,158	—	—	776	1,158	1,934	(77)	1997	7/17/2013	5 to 30 Years
Clinton, NY	1,983	1,050	2,090	—	—	1,050	2,090	3,140	(112)	2006	7/17/2013	11 to 42 Years
Collierville, TN	14,200	2,217	14,205	—	—	2,217	14,205	16,422	(691)	2000	7/17/2013	5 to 45 Years
Columbia, MO	(c )	1,047	5,242	—	—	1,047	5,242	6,289	(193)	2002	7/17/2013	9 to 44 Years
Columbia, TN	(d)	842	1,864	—	—	842	1,864	2,706	(98)	1998	7/17/2013	4 to 37 Years
Columbia, TN	(d)	1,109	1,683	—	—	1,109	1,683	2,792	(91)	1998	7/17/2013	4 to 41 Years
Columbus, MS	(c )	769	3,475	—	—	769	3,475	4,244	(142)	2004	7/17/2013	11 to 41 Years
Crossville, TN	(c )	1,890	3,680	—	—	1,890	3,680	5,570	(160)	2001	7/17/2013	7 to 41 Years
Dallas, TX	2,175	735	3,328	—	—	735	3,328	4,063	(142)	1996	7/17/2013	3 to 40 Years
Decatur, IL	4,003	968	3,300	—	—	968	3,300	4,268	(163)	2005	7/17/2013	12 to 42 Years
Defiance, OH	2,321	645	2,452	—	—	645	2,452	3,097	(131)	2005	7/17/2013	11 to 38 Years
DeSoto, TX	(c )	1,007	2,313	—	—	1,007	2,313	3,320	(116)	1997	7/17/2013	5 to 40 Years
Easton, PA	4,060	1,028	3,996	—	—	1,028	3,996	5,024	(186)	2005	7/17/2013	12 to 41 Years
Elmira, NY	2,900	1,066	4,230	—	—	1,066	4,230	5,296	(181)	2007	7/17/2013	12 to 43 Years
Enterprise, AL	2,043	1,163	1,612	—	—	1,163	1,612	2,775	(99)	2005	7/17/2013	11 to 37 Years
Essex, MD	(c )	1,985	4,351	—	—	1,985	4,351	6,336	(179)	2007	7/17/2013	14 to 43 Years
Evansville, IN	(c )	1,249	3,924	—	—	1,249	3,924	5,173	(169)	2007	7/17/2013	12 to 44 Years
Florence, SC	1,706	744	2,070	—	—	744	2,070	2,814	(98)	1998	7/17/2013	5 to 39 Years
Florissant, MO	(c )	773	4,480	—	—	773	4,480	5,253	(197)	2001	7/17/2013	7 to 42 Years
Fort Worth, TX	3,675	1,601	1,894	—	—	1,601	1,894	3,495	(102)	1992	7/17/2013	6 to 39 Years
Fredericksburg, VA	2,979	1,426	2,077	—	—	1,426	2,077	3,503	(116)	2007	7/17/2013	14 to 37 Years
Fremont, OH	(d)	504	1,405	—	—	504	1,405	1,909	(90)	1997	7/17/2013	4 to 31 Years
Gainesville, FL	2,465	922	2,705	—	—	922	2,705	3,627	(122)	1997	7/17/2013	4 to 40 Years
Galloway, OH	4,250	1,708	2,886	—	—	1,708	2,886	4,594	(156)	2003	7/17/2013	11 to 40 Years
Glassport, PA	2,325	550	2,471	—	—	550	2,471	3,021	(135)	2006	7/17/2013	11 to 37 Years
Glenville Scotia, NY	3,413	1,314	3,964	—	—	1,314	3,964	5,278	(179)	2006	7/17/2013	12 to 43 Years
Gulfport, MS	2,611	441	4,208	—	—	441	4,208	4,649	(173)	2000	7/17/2013	12 to 40 Years
Hamilton, OH	(d)	738	2,429	—	—	738	2,429	3,167	(120)	1999	7/17/2013	5 to 39 Years
Hanover, PA	4,115	1,637	4,240	—	—	1,637	4,240	5,877	(203)	2006	7/17/2013	12 to 43 Years
Harriman, TN	2,500	1,951	3,250	—	—	1,951	3,250	5,201	(152)	2007	7/17/2013	12 to 43 Years
Hibbing, MN	(c )	385	3,492	—	—	385	3,492	3,877	(152)	2007	7/17/2013	12 to 43 Years
Houston, TX	3,673	1,079	3,582	—	—	1,079	3,582	4,661	(149)	2000	7/17/2013	6 to 40 Years
Humble, TX	4,395	1,539	3,560	—	—	1,539	3,560	5,099	(161)	2003	7/17/2013	11 to 40 Years
Indianapolis, IN	(c )	860	2,754	—	—	860	2,754	3,614	(136)	1998	7/17/2013	10 to 40 Years
Indianapolis, IN	(c )	733	2,882	—	—	733	2,882	3,615	(138)	1997	7/17/2013	10 to 38 Years
Jacksonville, FL	(c )	521	4,365	—	—	521	4,365	4,886	(180)	2000	7/17/2013	7 to 40 Years
Kansas City, MO	2,990	634	4,341	—	—	634	4,341	4,975	(183)	1997	7/17/2013	4 to 43 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Kansas City, MO	2,438	532	3,549	—	—	532	3,549	4,081	(165)	2000	7/17/2013	4 to 39 Years
Kansas City, MO	2,464	862	4,367	—	—	862	4,367	5,229	(183)	2000	7/17/2013	6 to 42 Years
Kansas City, MO	3,035	518	4,234	—	—	518	4,234	4,752	(178)	2000	7/17/2013	6 to 43 Years
Kissimmee, FL	(b)	1,508	2,153	—	—	1,508	2,153	3,661	(125)	1995	7/17/2013	2 to 40 Years
Knoxville, TN	(d)	2,107	3,334	—	—	2,107	3,334	5,441	(162)	2000	7/17/2013	6 to 40 Years
Lake Worth, TX	(b)	1,044	1,817	—	—	1,044	1,817	2,861	(118)	1996	7/17/2013	2 to 30 Years
Lakewood, OH	(b)	522	2,053	—	—	522	2,053	2,575	(105)	1996	7/17/2013	3 to 35 Years
LaMarque, TX	(c )	464	3,139	—	—	464	3,139	3,603	(150)	2000	7/17/2013	7 to 40 Years
Lansing, MI	1,041	196	1,487	—	—	196	1,487	1,683	(83)	1950	7/17/2013	3 to 31 Years
Lima, OH	3,103	568	3,221	—	—	568	3,221	3,789	(145)	2005	7/17/2013	12 to 43 Years
Lincoln, IL	(c )	444	3,043	—	—	444	3,043	3,487	(138)	2007	7/17/2013	11 to 43 Years
Lincolnton, NC	1,538	548	1,537	—	—	548	1,537	2,085	(84)	1998	7/17/2013	4 to 37 Years
Long Beach, MS	3,662	502	3,718	—	—	502	3,718	4,220	(149)	2005	7/17/2013	10 to 41 Years
Mableton, GA	1,247	338	1,543	(148)	(659)	190	884	1,074	(42)	1994	7/17/2013	30 to 30 Years
Madeira, OH	(d)	951	3,978	—	—	951	3,978	4,929	(162)	1998	7/17/2013	5 to 44 Years
Madison, MS	2,809	745	3,323	—	—	745	3,323	4,068	(148)	2004	7/17/2013	11 to 40 Years
Maynard, MA	5,596	1,683	3,984	—	—	1,683	3,984	5,667	(159)	2005	7/17/2013	14 to 42 Years
Mechanicville, NY	(d)	654	3,120	—	—	654	3,120	3,774	(141)	1997	7/17/2013	4 to 38 Years
Memphis, TN	5,058	961	5,389	—	—	961	5,389	6,350	(212)	2002	7/17/2013	12 to 43 Years
Millen, GA	(a)	810	1,312	—	—	810	1,312	2,122	(298)	1999	12/15/2004	20 to 40 years
Mobile, AL	(c )	586	4,389	—	—	586	4,389	4,975	(161)	2007	7/17/2013	13 to 44 Years
Moundsville, WV	(a)	706	1,002	—	—	706	1,002	1,708	(225)	1993	12/15/2004	20 to 40 years
Mount Pleasant, TX	(c )	1,192	4,578	—	—	1,192	4,578	5,770	(201)	2009	7/17/2013	14 to 43 Years
Myrtle Beach, SC	4,788	828	4,024	—	—	828	4,024	4,852	(172)	2004	7/17/2013	12 to 42 Years
New Cumberland, PA	(c )	794	2,663	—	—	794	2,663	3,457	(121)	2007	7/17/2013	12 to 43 Years
Newton, IA	(c )	365	4,475	—	—	365	4,475	4,840	(177)	2000	7/17/2013	7 to 44 Years
Okeechobee, FL	4,076	674	5,088	—	—	674	5,088	5,762	(274)	2001	7/17/2013	9 to 30 Years
Olivette, MO	(c )	1,816	5,917	—	—	1,816	5,917	7,733	(259)	2001	7/17/2013	11 to 42 Years
Oneida, NY	(a)	1,315	1,411	—	—	1,315	1,411	2,726	(316)	1999	12/15/2004	20 to 40 years
Oneida, TN	2,500	1,866	3,334	—	—	1,866	3,334	5,200	(153)	2007	7/17/2013	13 to 43 Years
Onley, VA	(c )	2,530	2,296	—	—	2,530	2,296	4,826	(128)	2007	7/17/2013	12 to 43 Years
Orlando, FL	3,016	781	3,799	—	—	781	3,799	4,580	(207)	2005	7/17/2013	10 to 30 Years
Parkville, MO	4,274	1,854	2,568	—	—	1,854	2,568	4,422	(141)	2006	7/17/2013	11 to 38 Years
Philadelphia, PA	(a)	733	1,087	—	—	733	1,087	1,820	(240)	1993	12/15/2004	20 to 40 years
Philadelphia, PA	(a)	1,613	1,880	—	—	1,613	1,880	3,493	(409)	1999	2/2/2005	20 to 40 years
Picayune, MS	2,766	954	3,132	—	—	954	3,132	4,086	(130)	2006	7/17/2013	10 to 42 Years
Plains, PA	3,380	1,502	2,611	—	—	1,502	2,611	4,113	(143)	2006	7/17/2013	12 to 37 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Portsmouth, OH	(d)	354	1,953	—	—	354	1,953	2,307	(90)	1997	7/17/2013	5 to 38 Years
Portsmouth, OH	(c )	219	2,049	—	—	219	2,049	2,268	(85)	1997	7/17/2013	4 to 38 Years
Richardson, TX	(c )	803	2,575	—	—	803	2,575	3,378	(113)	1996	7/17/2013	3 to 40 Years
Richland Hills, TX	(c )	997	2,951	—	—	997	2,951	3,948	(131)	1997	7/17/2013	4 to 40 Years
Richmond Hills, GA	(c )	688	4,081	—	—	688	4,081	4,769	(168)	2009	7/17/2013	13 to 44 Years
Richmond, VA	(b)	1,885	2,752	—	—	1,885	2,752	4,637	(120)	1997	7/17/2013	4 to 39 Years
River Oaks, TX	(c )	829	2,871	—	—	829	2,871	3,700	(137)	1996	7/17/2013	3 to 40 Years
Rome, NY	(c )	1,135	3,104	—	—	1,135	3,104	4,239	(133)	2007	7/17/2013	13 to 43 Years
Roselle, NJ	5,742	2,512	4,864	—	—	2,512	4,864	7,376	(217)	2002	7/17/2013	12 to 41 Years
Saco, ME	(d)	898	1,702	—	—	898	1,702	2,600	(123)	1997	7/17/2013	3 to 29 Years
Saginaw, MI	(a)	1,064	3,906	—	—	1,064	3,906	4,970	(169)	2001	7/17/2013	7 to 41 Years
San Antonio, TX	4,060	841	3,909	—	—	841	3,909	4,750	(158)	2004	7/17/2013	14 to 40 Years
Saraland, AL	5,079	741	4,593	—	—	741	4,593	5,334	(190)	2003	7/17/2013	12 to 44 Years
Seattle, WA	(c )	2,589	4,245	—	—	2,589	4,245	6,834	(179)	2002	7/17/2013	9 to 43 Years
Sharonville, OH	(d)	2,542	1,940	—	—	2,542	1,940	4,482	(128)	1998	7/17/2013	5 to 32 Years
Shreveport, LA	2,815	1,461	3,605	—	—	1,461	3,605	5,066	(166)	1998	7/17/2013	6 to 40 Years
Spartanburg, SC	2,259	1,196	1,671	—	—	1,196	1,671	2,867	(96)	1998	7/17/2013	2 to 34 Years
St. Augustine, FL	(c )	1,048	2,905	—	—	1,048	2,905	3,953	(131)	2008	7/17/2013	11 to 42 Years
St. Clair Shores, MI	(a)	1,169	761	—	—	1,169	761	1,930	(227)	1991	5/2/2005	15 to 30 years
St. Louis, MO	(c )	1,334	4,844	—	—	1,334	4,844	6,178	(219)	2001	7/17/2013	8 to 43 Years
St. Louis, MO	(c )	1,360	3,996	—	—	1,360	3,996	5,356	(193)	2001	7/17/2013	8 to 41 Years
The Colony, TX	(b)	1,028	1,769	—	—	1,028	1,769	2,797	(85)	1996	7/17/2013	1 to 40 Years
Thomasville, GA	(a)	931	1,933	—	—	931	1,933	2,864	(405)	1999	12/15/2004	20 to 40 years
Toledo, OH	5,400	663	4,879	—	—	663	4,879	5,542	(199)	2005	7/17/2013	11 to 43 Years
Topeka, KS	1,870	912	2,681	—	—	912	2,681	3,593	(136)	1999	7/17/2013	6 to 38 Years
Tulsa, OK	(b)	741	3,179	—	—	741	3,179	3,920	(142)	1994	7/17/2013	1 to 35 Years
Uhrichsville, OH	(a)	617	2,345	—	—	617	2,345	2,962	(486)	2000	12/15/2004	20 to 40 years
Waco, TX	(d)	858	3,455	—	—	858	3,455	4,313	(166)	2007	7/17/2013	5 to 35 Years
Wauseon, OH	2,142	1,000	2,034	—	—	1,000	2,034	3,034	(116)	2005	7/17/2013	12 to 37 Years
Waynesville, NC	3,966	1,495	2,365	—	—	1,495	2,365	3,860	(111)	2005	7/17/2013	12 to 42 Years
Wichita Falls, TX	(b)	503	2,530	—	—	503	2,530	3,033	(118)	1995	7/17/2013	2 to 40 Years
Wichita Falls, TX	(b)	528	2,022	—	—	528	2,022	2,550	(92)	1996	7/17/2013	1 to 40 Years

Convenience Stores/Car Washes
Akron, OH	(d)	424	1,139	—	—	424	1,139	1,563	(78)	1995	07/17/13	13 to 30 Years
Akron, OH	(d)	587	1,073	—	—	587	1,073	1,660	(82)	1998	07/17/13	13 to 32 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Akron, OH	(d)	500	2,058	—	—	500	2,058	2,558	(115)	2000	07/17/13	15 to 33 Years
Akron, OH	(d)	337	1,149	—	—	337	1,149	1,486	(66)	2001	07/17/13	15 to 35 Years
Akron, OH	(d)	595	1,031	—	—	595	1,031	1,626	(78)	1995	07/17/13	14 to 30 Years
Akron, OH	(d)	554	824	—	—	554	824	1,378	(56)	1969	07/17/13	14 to 38 Years
Akron, OH	(d)	517	1,122	—	—	517	1,122	1,639	(82)	1994	07/17/13	13 to 29 Years
Akron, OH	(d)	283	1,160	—	—	283	1,160	1,443	(70)	1997	07/17/13	14 to 32 Years
Akron, OH	(d)	434	1,198	—	—	434	1,198	1,632	(85)	1994	07/17/13	14 to 29 Years
Akron, OH	(d)	343	1,193	—	—	343	1,193	1,536	(76)	1991	07/17/13	15 to 31 Years
Akron, OH	(d)	513	1,251	—	—	513	1,251	1,764	(82)	1996	07/17/13	15 to 31 Years
Akron, OH	(d)	321	1,179	—	—	321	1,179	1,500	(77)	1994	07/17/13	13 to 29 Years
Akron, OH	(d)	402	1,263	—	—	402	1,263	1,665	(73)	2000	07/17/13	13 to 34 Years
Akron, OH	(d)	291	1,230	—	—	291	1,230	1,521	(89)	1950	07/17/13	12 to 28 Years
Albuquerque, NM	(d)	699	777	—	—	699	777	1,476	(100)	1994	07/17/13	9 to 35 Years
Albuquerque, NM	(a)	2,472	2,117	—	—	2,472	2,117	4,589	(86)	2005	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	2,657	3,225	—	—	2,657	3,225	5,882	(134)	1960	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	1,179	—	—	—	1,179	—	1,179	—	(g)	05/13/14	0 to 0 Years
Albuquerque, NM	(a)	1,151	1,677	—	—	1,151	1,677	2,828	(59)	1976	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	1,563	2,700	—	—	1,563	2,700	4,263	(78)	1994	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	2,586	2,742	—	—	2,586	2,742	5,328	(94)	2002	05/13/14	15 to 30 Years
Apopka, FL	(b)	477	389	—	—	477	389	866	(25)	1989	12/19/13	15 to 30 Years
Apple Valley, CA	(b)	782	662	—	—	782	662	1,444	(63)	1985	05/02/14	10 to 15 Years
Asheville, NC	(a)	278	776	—	168	278	944	1,222	(82)	2000	05/08/13	8 to 29 Years
Asheville, NC	(a)	247	497	—	87	247	584	831	(55)	1986	05/08/13	8 to 29 Years
Ashland, NH	(d)	398	157	—	—	398	157	555	(29)	1970	06/28/12	15 to 20 years
Auburn, AL	(d)	757	1,199	—	—	757	1,199	1,956	(101)	1990	07/17/13	10 to 28 Years
Auburn, ME	(d)	371	444	—	—	371	444	815	(52)	1996	06/28/12	15 to 30 years
Auburn, ME	(d)	287	222	—	—	287	222	509	(37)	1968	06/28/12	15 to 20 years
Augusta, GA	(d)	400	1,540	—	—	400	1,540	1,940	(90)	1985	07/17/13	13 to 30 Years
Augusta, ME	(d)	318	322	—	—	318	322	640	(38)	1997	06/28/12	15 to 28 years
Bangor, ME	(d)	327	141	—	—	327	141	468	(41)	1973	06/28/12	15 to 15 years
Barberton, OH	(d)	255	1,244	—	—	255	1,244	1,499	(85)	1991	07/17/13	12 to 29 Years
Barberton, OH	(d)	884	1,885	—	—	884	1,885	2,769	(125)	2000	07/17/13	13 to 34 Years
Barberton, OH	(d)	321	1,219	—	—	321	1,219	1,540	(75)	1996	07/17/13	14 to 31 Years
Bartlett, NH	(d)	325	399	—	—	325	399	724	(47)	1998	06/28/12	15 to 32 years
Barton, VT	(b)	307	609	—	—	307	609	916	(22)	1975	01/24/14	14 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Baton Rouge, LA	(d)	260	859	—	—	260	859	1,119	(66)	1976	07/17/13	7 to 29 Years
Baton Rouge, LA	(d)	330	997	—	—	330	997	1,327	(66)	1970	07/17/13	8 to 30 Years
Baton Rouge, LA	(d)	481	913	—	—	481	913	1,394	(71)	1977	07/17/13	8 to 30 Years
Beaufort, SC	(d)	850	1,337	—	—	850	1,337	2,187	(94)	1997	07/17/13	12 to 34 Years
Bedford, OH	(d)	750	680	—	—	750	680	1,430	(61)	2000	07/17/13	15 to 33 Years
Belle Glade, FL	(b)	978	1,184	—	—	978	1,184	2,162	(8)	1960	10/30/14	15 to 40 Years
Belle Glade, FL	(b)	356	1,125	—	—	356	1,125	1,481	(10)	1977	10/30/14	15 to 40 Years
Belmont, NH	(b)	315	218	—	—	315	218	533	(14)	1965	01/24/14	14 to 30 Years
Belmont, NH	(b)	524	879	—	—	524	879	1,403	(45)	2002	01/24/14	14 to 30 Years
Berlin, NH	(d)	387	317	—	—	387	317	704	(54)	1991	06/28/12	15 to 22 years
Bluffton, SC	(d)	1,531	645	—	—	1,531	645	2,176	(66)	1997	07/17/13	10 to 32 Years
Boise, ID	(a)	2,155	2,488	—	—	2,155	2,488	4,643	(251)	2004	05/15/13	15 to 30 Years
Boise, ID	(a)	217	—	—	—	217	—	217	(3)	(g)	05/15/13	15 to 15 Years
Bossier City, LA	(d)	565	1,051	(21)	—	544	1,051	1,595	(80)	1987	07/17/13	9 to 25 Years
Brewer, ME	(d)	238	260	—	—	238	260	498	(41)	1967	06/28/12	15 to 25 years
Brookpark, OH	(d)	623	978	—	—	623	978	1,601	(71)	1998	07/17/13	13 to 32 Years
Bucksport, ME	(b)	1,203	587	—	—	1,203	587	1,790	(33)	1975	01/24/14	14 to 40 Years
Calais, ME	(d)	187	213	—	—	187	213	400	(38)	1968	06/28/12	15 to 20 years
Canton, OH	(d)	362	1,159	—	—	362	1,159	1,521	(85)	1992	07/17/13	12 to 28 Years
Canton, OH	(d)	1,037	1,557	—	—	1,037	1,557	2,594	(121)	2000	07/17/13	15 to 34 Years
Catlettsburg, KY	(a)	9,344	3,989	—	—	9,344	3,989	13,333	(3,187)	2001	12/23/03	15 to 40 years
Cave Creek, AZ	(b)	2,711	2,201	—	—	2,711	2,201	4,912	(730)	1998	07/02/07	15 to 40 years
Charleston, SC	(d)	1,547	1,242	—	—	1,547	1,242	2,789	(129)	1987	07/17/13	7 to 20 Years
Charlotte, NC	(d)	1,507	749	—	—	1,507	749	2,256	(66)	1996	07/17/13	9 to 35 Years
Charlotte, NC	(d)	1,442	789	—	—	1,442	789	2,231	(85)	1997	07/17/13	8 to 35 Years
Charlotte, NC	(d)	1,392	563	—	—	1,392	563	1,955	(101)	1991	07/17/13	6 to 32 Years
Cleveland, MO	(b)	701	894	—	—	701	894	1,595	(5)	1994	11/18/14	15 to 20 Years
Cleveland, OH	(d)	804	1,513	—	—	804	1,513	2,317	(98)	2002	07/17/13	13 to 35 Years
Columbia, SC	(d)	1,061	1,073	—	—	1,061	1,073	2,134	(77)	1997	07/17/13	11 to 32 Years
Columbia, SC	(d)	1,261	985	—	—	1,261	985	2,246	(81)	1993	07/17/13	10 to 28 Years
Columbus, GA	(d)	711	943	—	—	711	943	1,654	(67)	1990	07/17/13	13 to 32 Years
Columbus, GA	(d)	574	1,039	—	—	574	1,039	1,613	(68)	1984	07/17/13	13 to 32 Years
Columbus, GA	(d)	867	2,299	—	—	867	2,299	3,166	(142)	1978	07/17/13	13 to 30 Years
Columbus, GA	(d)	1,465	2,088	—	—	1,465	2,088	3,553	(139)	1995	07/17/13	11 to 34 Years
Columbus, GA	(d)	730	1,317	—	—	730	1,317	2,047	(95)	1978	07/17/13	13 to 28 Years
Concord, NH	(d)	260	330	—	—	260	330	590	(43)	1988	06/28/12	15 to 25 years
Copley, OH	(d)	379	999	—	—	379	999	1,378	(76)	1993	07/17/13	12 to 28 Years
Cuyahoga Falls, OH	(d)	657	1,018	—	—	657	1,018	1,675	(86)	1995	07/17/13	13 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Cuyahoga Falls, OH	(d)	958	1,416	—	—	958	1,416	2,374	(106)	2002	07/17/13	15 to 35 Years
Cuyahoga Falls, OH	(d)	342	806	—	—	342	806	1,148	(64)	1972	07/17/13	12 to 26 Years
El Paso, TX	(d)	1,143	1,029	—	—	1,143	1,029	2,172	(182)	1999	07/17/13	4 to 27 Years
El Paso, TX	(d)	987	558	—	—	987	558	1,545	(85)	1999	07/17/13	3 to 26 Years
El Paso, TX	(d)	1,090	1,203	—	—	1,090	1,203	2,293	(137)	1998	07/17/13	6 to 35 Years
Fairlawn, OH	(d)	616	1,064	—	—	616	1,064	1,680	(84)	1993	07/17/13	13 to 28 Years
Fallon, NV	(b)	1,262	1,321	—	—	1,262	1,321	2,583	(14)	1985	10/31/14	15 to 40 Years
Fort Mill, SC	(d)	1,589	1,356	—	—	1,589	1,356	2,945	(88)	1999	07/17/13	10 to 33 Years
Fort Pierce, FL	(b)	1,064	1,659	—	—	1,064	1,659	2,723	(13)	1977	10/30/14	15 to 40 Years
Fort Pierce, FL	(b)	681	1,404	—	—	681	1,404	2,085	(10)	1989	10/30/14	15 to 40 Years
Freeport, ME	(d)	503	343	—	—	503	343	846	(47)	1991	06/28/12	15 to 26 years
Fremont, CA	(b)	1,905	361	—	—	1,905	361	2,266	(6)	1990	10/31/14	15 to 30 Years
Goose Creek, SC	(d)	682	1,571	—	—	682	1,571	2,253	(136)	1983	07/17/13	7 to 28 Years
Gorham, NH	(d)	723	358	—	—	723	358	1,081	(70)	1975	06/28/12	15 to 18 years
Grandtham, NH	(b)	576	394	—	—	576	394	970	(25)	1989	01/24/14	14 to 30 Years
Gresham, OR	(b)	879	643	—	—	879	643	1,522	(7)	1990	10/28/14	15 to 30 Years
Hampden, ME	(b)	987	424	—	—	987	424	1,411	(44)	1997	01/24/14	14 to 30 Years
Harrington, ME	(d)	331	459	—	—	331	459	790	(63)	1992	06/28/12	15 to 32 years
Hockessin, DE	(c )	1,921	2,477	—	—	1,921	2,477	4,398	(144)	2000	07/17/13	8 to 46 Years
Honea Path, SC	(a)	1,268	1,134	—	175	1,268	1,309	2,577	(167)	1996	05/08/13	8 to 29 Years
Houston, TX	(a)	1,703	1,221	—	—	1,703	1,221	2,924	(43)	1991	06/18/14	15 to 30 Years
Huntersville, NC	(d)	1,539	924	—	—	1,539	924	2,463	(110)	1996	07/17/13	8 to 35 Years
Huntington Beach, CA	(b)	2,035	155	—	—	2,035	155	2,190	(6)	1962	10/31/14	15 to 30 Years
Huntington Park, CA	(b)	1,909	891	—	—	1,909	891	2,800	(50)	1947	05/02/14	15 to 20 Years
Inglewood, CA	(b)	1,053	635	—	30	1,053	665	1,718	(16)	1995	06/04/14	15 to 40 Years
Inman, SC	(a)	2,183	897	—	165	2,183	1,062	3,245	(239)	1994	05/08/13	8 to 29 Years
Kansas City, MO	(b)	925	1,027	—	—	925	1,027	1,952	(4)	1996	11/18/14	15 to 30 Years
Kearney, MO	(b)	529	925	—	—	529	925	1,454	(4)	2001	11/18/14	15 to 30 Years
Keene, NH	(b)	553	289	—	—	553	289	842	(19)	2004	01/24/14	14 to 30 Years
Kent, OH	(d)	258	917	—	—	258	917	1,175	(61)	1994	07/17/13	13 to 29 Years
Kent, WA	(b)	1,450	381	—	—	1,450	381	1,831	(6)	1987	10/28/14	15 to 30 Years
Kissimmee, FL	(b)	759	1,060	—	—	759	1,060	1,819	(70)	2005	12/19/13	15 to 30 Years
Laconia, NH	(b)	411	770	—	—	411	770	1,181	(37)	1998	01/24/14	14 to 30 Years
Lanett, AL	(d)	299	844	—	—	299	844	1,143	(65)	1974	07/17/13	10 to 25 Years
Laurens, SC	(a)	505	622	—	118	505	740	1,245	(81)	1992	05/08/13	8 to 29 Years
Lebo, KS	(b)	1,951	762	—	—	1,951	762	2,713	(6)	1976	11/18/14	15 to 20 Years
Lewiston, ME	(d)	460	341	—	—	460	341	801	(54)	1994	06/28/12	15 to 28 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Long Beach, CA	(b)	1,049	635	—	—	1,049	635	1,684	(24)	1959	05/02/14	15 to 30 Years
Los Angeles, CA	(b)	2,178	504	—	—	2,178	504	2,682	(39)	1938	05/02/14	15 to 20 Years
Macon, GA	(d)	470	1,226	—	—	470	1,226	1,696	(104)	1974	07/17/13	7 to 35 Years
Macon, GA	(d)	471	1,066	—	—	471	1,066	1,537	(112)	1993	07/17/13	5 to 35 Years
Madison, ME	(d)	130	410	—	—	130	410	540	(49)	1988	06/28/12	15 to 25 years
Manahawkin, NJ	(c )	3,258	1,954	—	—	3,258	1,954	5,212	(243)	2000	07/17/13	8 to 46 Years
Manchester, ME	(d)	279	285	—	—	279	285	564	(49)	1990	06/28/12	15 to 20 years
Maple Heights, OH	(d)	747	917	—	—	747	917	1,664	(74)	1998	07/17/13	13 to 32 Years
Martinez, GA	(d)	626	996	—	—	626	996	1,622	(171)	1986	07/17/13	3 to 35 Years
Meridian, ID	(a)	1,924	2,170	—	—	1,924	2,170	4,094	(233)	2006	05/15/13	15 to 30 Years
Midland, GA	(d)	637	2,136	—	—	637	2,136	2,773	(110)	1995	07/17/13	9 to 35 Years
Mobile, AL	(d)	552	1,664	—	—	552	1,664	2,216	(131)	1987	07/17/13	11 to 28 Years
Mobile, AL	(d)	939	878	—	—	939	878	1,817	(90)	1988	07/17/13	13 to 28 Years
Monroe, LA	(d)	517	1,455	—	—	517	1,455	1,972	(131)	1986	07/17/13	6 to 28 Years
Montclair, CA	(b)	4,957	4,136	—	—	4,957	4,136	9,093	(45)	1989	10/31/14	15 to 40 Years
Mount Pleasant, SC	(d)	1,328	1,073	—	—	1,328	1,073	2,401	(71)	1978	07/17/13	7 to 30 Years
Murphy, NC	(a)	489	298	—	49	489	347	836	(43)	1965	05/08/13	8 to 19 Years
N. Augusta, SC	(d)	1,065	894	—	—	1,065	894	1,959	(61)	1999	07/17/13	12 to 33 Years
Nampa, ID	(a)	3,240	2,343	—	—	3,240	2,343	5,583	(272)	2010	05/15/13	15 to 30 Years
Narberth, PA	(c )	1,812	3,163	—	—	1,812	3,163	4,975	(129)	2000	07/17/13	8 to 46 Years
Newport, NH	(d)	519	581	—	—	519	581	1,100	(73)	1998	06/28/12	15 to 30 years
Northfield, OH	(d)	873	1,633	—	—	873	1,633	2,506	(113)	1983	07/17/13	15 to 35 Years
Norton, OH	(d)	581	1,460	—	—	581	1,460	2,041	(91)	2001	07/17/13	13 to 35 Years
Oakfield, ME	(d)	273	229	—	—	273	229	502	(43)	1993	06/28/12	15 to 25 years
Oakland, FL	(b)	1,303	1,109	—	—	1,303	1,109	2,412	(88)	2002	12/19/13	15 to 30 Years
Okeechobee, FL	(b)	468	936	—	—	468	936	1,404	(7)	1976	10/30/14	15 to 40 Years
Okeechobee, FL	(b)	808	1,191	—	—	808	1,191	1,999	(10)	1984	10/30/14	15 to 40 Years
Okeechobee, FL	(b)	386	1,764	—	—	386	1,764	2,150	(9)	1975	10/30/14	15 to 40 Years
Okeechobee, FL	(b)	558	1,024	—	—	558	1,024	1,582	(7)	1986	10/30/14	15 to 40 Years
Ontario, CA	(b)	1,307	1,307	—	—	1,307	1,307	2,614	(41)	1964	05/02/14	15 to 30 Years
Opelika, AL	(d)	960	1,716	—	—	960	1,716	2,676	(150)	1988	07/17/13	10 to 29 Years
Opelika, AL	(d)	400	1,321	—	—	400	1,321	1,721	(99)	1989	07/17/13	10 to 25 Years
Orlando, FL	(b)	1,167	982	—	—	1,167	982	2,149	(70)	2001	12/19/13	15 to 30 Years
Orlando, FL	(b)	1,080	798	—	—	1,080	798	1,878	(53)	2001	12/19/13	15 to 30 Years
Orlando, FL	(b)	1,303	496	—	—	1,303	496	1,799	(44)	1994	12/19/13	15 to 30 Years
Orlando, FL	(b)	973	350	—	—	973	350	1,323	(40)	1991	12/19/13	15 to 30 Years
Orlando, FL	(b)	1,128	496	—	—	1,128	496	1,624	(46)	1995	12/19/13	15 to 30 Years
Orlando, FL	(b)	1,644	1,829	—	—	1,644	1,829	3,473	(88)	2000	12/19/13	15 to 40 Years
Orlando, FL	(b)	1,255	1,333	—	—	1,255	1,333	2,588	(80)	2001	12/19/13	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Oveido, FL	(b)	1,556	982	—	—	1,556	982	2,538	(80)	2002	12/19/13	15 to 30 Years
Oviedo, FL	(b)	973	798	—	—	973	798	1,771	(58)	1995	12/19/13	15 to 30 Years
Oxnard, CA	(b)	1,330	950	—	363	1,330	1,313	2,643	(29)	1966	06/27/14	15 to 30 Years
Oxnard, CA	(b)	2,284	3,620	—	—	2,284	3,620	5,904	(42)	2003	09/09/14	15 to 40 Years
Paris, ME	(d)	139	153	—	—	139	153	292	(31)	1954	06/28/12	15 to 17 years
Parma, OH	(d)	437	1,166	—	—	437	1,166	1,603	(66)	2002	07/17/13	15 to 35 Years
Phenix City, AL	(d)	554	1,392	—	—	554	1,392	1,946	(95)	1999	07/17/13	13 to 33 Years
Phoenix, AZ	(b)	2,243	4,243	—	—	2,243	4,243	6,486	(1,277)	2001	07/02/07	15 to 40 years
Pine Mountain, GA	(d)	454	1,627	—	—	454	1,627	2,081	(99)	1999	07/17/13	10 to 37 Years
Pomona, CA	(b)	1,551	839	—	128	1,551	967	2,518	(34)	1967	05/02/14	15 to 30 Years
Pomona, CA	(b)	1,078	864	—	—	1,078	864	1,942	(25)	1999	06/04/14	15 to 40 Years
Port Wentworth, GA	(d)	1,627	1,131	—	—	1,627	1,131	2,758	(213)	1991	07/17/13	4 to 35 Years
Portland, OR	(b)	516	272	—	—	516	272	788	(3)	1991	10/28/14	15 to 30 Years
Presque Isle, ME	(b)	708	390	—	—	708	390	1,098	(34)	1995	01/24/14	14 to 30 Years
Prosser, WA	(b)	245	444	—	—	245	444	689	(4)	1985	10/28/14	15 to 30 Years
Raymond, NH	(b)	1,722	430	—	—	1,722	430	2,152	(50)	1986	01/24/14	14 to 20 Years
Reseda, CA	(b)	2,064	1,013	—	—	2,064	1,013	3,077	(33)	2008	05/02/14	15 to 40 Years
Reseda, CA	(b)	2,422	605	—	—	2,422	605	3,027	(37)	1997	05/02/14	15 to 30 Years
Rockland, ME	(d)	211	303	—	—	211	303	514	(37)	1984	06/28/12	15 to 28 years
Roebuck, SC	(a)	708	818	—	152	708	970	1,678	(109)	1992	05/08/13	8 to 29 Years
Saint Augustine, FL	(a)	9,556	2,543	—	—	9,556	2,543	12,099	(2,217)	2001	12/23/03	15 to 40 years
Salem, OR	(b)	879	281	—	—	879	281	1,160	(7)	1991	10/28/14	15 to 30 Years
San Francisco, CA	(b)	1,604	82	—	—	1,604	82	1,686	(3)	1980	10/28/14	15 to 30 Years
Sanford, ME	(d)	807	579	—	—	807	579	1,386	(68)	1997	06/28/12	15 to 28 years
Savannah, GA	(d)	1,001	847	—	—	1,001	847	1,848	(85)	1997	07/17/13	8 to 37 Years
Savannah, GA	(d)	831	869	—	—	831	869	1,700	(70)	1990	07/17/13	14 to 30 Years
Scottsdale, AZ	(b)	4,416	2,384	—	—	4,416	2,384	6,800	(863)	2000	07/02/07	15 to 40 years
Scottsdale, AZ	(b)	2,765	2,196	—	—	2,765	2,196	4,961	(792)	1995	07/02/07	15 to 40 years
Scottsdale, AZ	(b)	5,123	2,683	—	—	5,123	2,683	7,806	(1,231)	1991	07/02/07	15 to 40 years
Scottsdale, AZ	(b)	3,437	2,373	—	—	3,437	2,373	5,810	(1,089)	1996	07/02/07	15 to 40 years
Seville, OH	(d)	1,141	2,604	—	—	1,141	2,604	3,745	(161)	2003	07/17/13	15 to 36 Years
Sherman Mills, ME	(d)	259	163	—	—	259	163	422	(35)	1974	06/28/12	15 to 20 years
Shoreline, WA	(b)	516	172	—	—	516	172	688	(2)	1955	10/28/14	15 to 30 Years
Shreveport, LA	(d)	369	1,183	—	—	369	1,183	1,552	(104)	1988	07/17/13	4 to 28 Years
South Portland, ME	(b)	448	593	—	—	448	593	1,041	(26)	1970	01/24/14	14 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

South Portland, ME	(d)	661	194	—	—	661	194	855	(51)	1970	06/28/12	15 to 15 years
Spiceland, IN	(a)	9,649	3,063	—	—	9,649	3,063	12,712	(2,778)	2001	12/23/03	15 to 40 years
Springdale, SC	(d)	794	767	—	—	794	767	1,561	(56)	1999	07/17/13	13 to 33 Years
Stanton, CA	(b)	985	566	—	—	985	566	1,551	(6)	1966	10/31/14	15 to 30 Years
Summerville, NC	(a)	1,317	1,459	—	208	1,317	1,667	2,984	(140)	2001	05/08/13	8 to 29 Years
Tacoma, WA	(b)	326	290	—	—	326	290	616	(4)	1987	10/28/14	15 to 30 Years
Temple City, CA	(b)	948	544	—	134	948	678	1,626	(20)	1955	05/02/14	15 to 30 Years
Twinsburg, OH	(d)	556	1,317	—	—	556	1,317	1,873	(79)	1984	07/17/13	15 to 37 Years
Union Gap, WA	(b)	417	272	—	—	417	272	689	(4)	1983	10/28/14	15 to 30 Years
Vallejo, CA	(b)	2,923	2,904	—	—	2,923	2,904	5,827	(28)	1970	10/31/14	15 to 40 Years
Valley, AL	(d)	754	804	—	—	754	804	1,558	(69)	1974	07/17/13	9 to 25 Years
Ventura, CA	(b)	2,473	909	—	169	2,473	1,078	3,551	(43)	1967	05/02/14	15 to 30 Years
Ventura, CA	(b)	2,274	641	—	—	2,274	641	2,915	(74)	1971	05/02/14	10 to 15 Years
Vista, CA	(b)	1,745	497	—	—	1,745	497	2,242	(7)	1987	10/31/14	15 to 40 Years
Waitsburg, WA	(b)	190	344	—	—	190	344	534	(3)	1980	10/28/14	15 to 30 Years
Waldoboro, ME	(b)	1,450	834	—	—	1,450	834	2,284	(49)	1985	01/24/14	14 to 40 Years
West Monroe, LA	(d)	686	981	—	—	686	981	1,667	(174)	1983	07/17/13	5 to 28 Years
West Monroe, LA	(d)	425	1,558	—	—	425	1,558	1,983	(176)	1999	07/17/13	3 to 35 Years
Willoughby, OH	(d)	477	1,167	—	—	477	1,167	1,644	(76)	1986	07/17/13	13 to 32 Years
Winter Park, FL	(b)	992	1,021	—	—	992	1,021	2,013	(57)	2004	12/19/13	15 to 40 Years
Wiscasset, ME	(b)	1,305	538	—	—	1,305	538	1,843	(50)	1992	01/24/14	14 to 30 Years
Woodburn, OR	(b)	942	616	—	—	942	616	1,558	(8)	1985	10/28/14	15 to 30 Years
Yakima, WA	(b)	462	317	—	—	462	317	779	(4)	1989	10/28/14	15 to 30 Years
Yarmouth, ME	(b)	950	278	—	—	950	278	1,228	(25)	1990	01/24/14	14 to 40 Years

Building Materials
Abingdon, VA	(c )	401	814	—	—	401	814	1,215	(263)	1979	10/14/10	15 to 30 years
Aiken, SC	(a)	108	265	—	—	108	265	373	(110)	1985	12/30/04	15 to 20 years
Alamogordo, NM	(c )	645	861	—	—	645	861	1,506	(204)	1980	11/10/08	15 to 40 years
Altoona, PA	(c )	342	545	—	—	342	545	887	(174)	1993	11/10/08	15 to 30 years
Ankeny, Ia	(c )	687	2,162	—	—	687	2,162	2,849	(120)	2006	07/17/13	8 to 43 Years
Arnold, MO	(c )	973	553	—	—	973	553	1,526	(303)	1984	07/03/12	10 to 15 years
Asheville, NC	(c )	2,013	2,307	—	—	2,013	2,307	4,320	(842)	1988	07/03/12	15 to 30 years
Ashland, KY	(c )	1,009	1,032	—	—	1,009	1,032	2,041	(428)	1991	10/14/10	15 to 30 years
Auburn, AL	(c )	884	1,530	—	—	884	1,530	2,414	(114)	2007	07/17/13	10 to 32 Years
Auburn, NY	(c )	397	786	—	—	397	786	1,183	(258)	1962	11/10/08	15 to 30 years
Bakersfield, CA	(c )	1,235	1,659	—	—	1,235	1,659	2,894	(511)	1976	07/03/12	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Baldwinsville, NY	1,520	1,105	2,008	—	—	1,105	2,008	3,113	(169)	2005	07/17/13	11 to 37 Years
Bardstown, KY	(c )	766	837	—	—	766	837	1,603	(285)	2000	11/10/08	15 to 40 years
Baton Rouge, LA	(c )	1,568	5,806	—	—	1,568	5,806	7,374	(1,373)	2003	10/14/10	15 to 40 years
Baytown, TX	2,251	1,440	1,712	—	—	1,440	1,712	3,152	(121)	2007	07/17/13	9 to 39 Years
Beaver, WV	(c )	169	375	—	—	169	375	544	(134)	1991	11/10/08	15 to 20 years
Binghamton, NY	(c )	380	1,047	—	—	380	1,047	1,427	(275)	1975	07/03/12	15 to 30 years
Bowling Green, KY	(a)	136	228	—	—	136	228	364	(80)	1993	12/30/04	15 to 30 years
Bradenton, FL	(c )	2,160	3,030	—	—	2,160	3,030	5,190	(1,183)	2006	04/27/07	15 to 40 years
Bridgeport, OH	(c )	360	544	—	—	360	544	904	(230)	1984	11/10/08	15 to 20 years
Buckhannon, WV	(c )	343	733	—	—	343	733	1,076	(199)	1982	11/10/08	15 to 30 years
Cambridge, MD	(c )	465	446	—	—	465	446	911	(170)	1988	07/03/12	15 to 20 years
Cambridge, OH	(c )	542	781	—	—	542	781	1,323	(265)	1978	11/10/08	15 to 30 years
Carroll, OH	(c )	1,144	4,557	—	—	1,144	4,557	5,701	(345)	1976	07/17/13	3 to 30 Years
Charlotte, NC	(c )	4,582	6,511	—	—	4,582	6,511	11,093	(549)	2007	07/17/13	10 to 26 Years
Charlottesville, VA	(c )	414	663	—	—	414	663	1,077	(176)	1981	06/02/08	15 to 30 years
Chattaroy, WV	(c )	107	227	—	—	107	227	334	(139)	1982	11/10/08	10 to 15 years
Clarkseville, DE	(c )	2,121	2,877	(30)	—	2,091	2,877	4,968	(1,012)	1970	10/14/10	15 to 40 years
Clarksville, TN	(c )	1,145	1,972	—	—	1,145	1,972	3,117	(671)	2005	04/27/07	15 to 40 years
Clovis, NM	(a)	1,704	1,342	—	—	1,704	1,342	3,046	(150)	2007	07/17/13	9 to 33 Years
Cohasset, MN	(c )	334	1,134	—	—	334	1,134	1,468	(98)	2007	07/17/13	10 to 26 Years
Columbus, OH	(c )	786	397	—	—	786	397	1,183	(193)	1970	11/10/08	15 to 20 years
Conroe, TX	(a)	492	723	—	—	492	723	1,215	(259)	1999	12/30/04	15 to 30 years
Conyers, GA	(a)	164	486	—	—	164	486	650	(154)	1992	12/30/04	15 to 30 years
Crockett, TX	(c )	835	1,591	—	—	835	1,591	2,426	(131)	2006	07/17/13	8 to 36 Years
Cumberland, MD	(c )	678	353	—	—	678	353	1,031	(174)	1996	07/03/12	15 to 20 years
Danville, IN	(c )	831	923	—	—	831	923	1,754	(223)	1993	11/10/08	15 to 40 years
Danville, KY	(c )	502	703	—	—	502	703	1,205	(244)	1995	11/10/08	15 to 40 years
Dayton, TN	(c )	437	816	—	—	437	816	1,253	(196)	1999	06/11/08	15 to 40 years
Denton, TX	(c )	2,308	1,888	—	—	2,308	1,888	4,196	(603)	2005	04/27/07	15 to 40 years
Depew, NY	(c )	398	1,108	—	—	398	1,108	1,506	(416)	1960	11/10/08	15 to 20 years
D'Iberville, MS	(a)	250	339	—	—	250	339	589	(155)	1984	12/30/04	15 to 20 years
Douglassville, PA	(c )	440	447	—	—	440	447	887	(228)	1979	11/10/08	15 to 20 years
East Syracuse, NY	(c )	975	746	—	—	975	746	1,721	(231)	1970	11/10/08	15 to 30 years
Ellettsville, IN	(c )	894	1,872	—	—	894	1,872	2,766	(125)	2010	07/17/13	11 to 47 Years
Empire, OH	(c )	595	394	—	—	595	394	989	(188)	1971	11/10/08	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Fairview, TN	1,931	975	2,274	—	—	975	2,274	3,249	(132)	2007	07/17/13	8 to 47 Years
Fayetteville, NC	(c )	785	2,243	—	—	785	2,243	3,028	(783)	2006	04/27/07	15 to 40 years
Florence, SC	(a)	221	174	—	—	221	174	395	(166)	1974	12/30/04	10 to 15 years
Fort Myers, FL	(a)	1,021	583	—	—	1,021	583	1,604	(284)	1999	12/30/04	15 to 40 years
Fort Myers, FL	(a)	641	1,069	—	—	641	1,069	1,710	(430)	1999	12/30/04	15 to 30 years
Fort Myers, FL	(c )	2,401	3,148	—	—	2,401	3,148	5,549	(996)	1973	07/03/12	15 to 30 years
Fortson, GA	(c )	1,120	1,006	—	—	1,120	1,006	2,126	(412)	2002	10/14/10	15 to 40 years
Fredericksburg, TX	2,031	1,194	1,636	—	—	1,194	1,636	2,830	(125)	2007	07/17/13	8 to 42 Years
Georgetown, KY	(c )	769	885	—	—	769	885	1,654	(323)	1998	06/11/08	15 to 40 years
Georgetown, TX	(c )	1,587	3,114	—	—	1,587	3,114	4,701	(834)	2006	04/27/07	15 to 40 years
Great Falls, MT	(a)	1,486	3,856	—	—	1,486	3,856	5,342	(996)	2004	05/06/04	15 to 40 years
Greensburg, PA	(c )	391	793	—	—	391	793	1,184	(258)	1977	11/30/09	15 to 40 years
Greenville, SC	(a)	344	210	—	—	344	210	554	(207)	1981	12/30/04	10 to 15 years
Greenwood, IN	(c )	1,515	477	—	—	1,515	477	1,992	(300)	1970	07/03/12	15 to 20 years
Greer, SC	(a)	268	236	—	—	268	236	504	(125)	1993	12/30/04	15 to 30 years
Grove City, PA	(c )	243	863	—	—	243	863	1,106	(257)	1991	10/14/10	15 to 30 years
Guilderland, NY	(c )	510	512	—	—	510	512	1,022	(204)	1965	11/10/08	15 to 20 years
Gulfport, MS	(a)	384	453	—	—	384	453	837	(403)	1970	12/30/04	10 to 15 years
Gurnee, IL	(c )	2,036	2,523	—	—	2,036	2,523	4,559	(762)	1998	07/03/12	15 to 30 years
Hattiesburg, MS	(a)	262	542	—	—	262	542	804	(274)	1986	12/30/04	10 to 20 years
Hendersonville, TN	(c )	1,555	2,341	—	—	1,555	2,341	3,896	(782)	2006	04/27/07	15 to 40 years
Hickory, NC	(a)	199	262	—	—	199	262	461	(150)	1989	12/30/04	15 to 20 years
Highspire, PA	(c )	801	2,211	—	—	801	2,211	3,012	(671)	2005	04/27/07	15 to 40 years
Huntersville, NC	(c )	1,418	2,644	—	—	1,418	2,644	4,062	(853)	2006	04/27/07	15 to 40 years
Huntington, WV	(c )	907	1,275	—	—	907	1,275	2,182	(463)	1985	10/14/10	15 to 30 years
Indianapolis, IN	(a)	607	520	—	—	607	520	1,127	(270)	1990	12/30/04	15 to 20 years
Indianapolis, IN	(c )	849	582	—	—	849	582	1,431	(225)	1970	11/10/08	15 to 20 years
Jacksonville, FL	(a)	339	226	—	—	339	226	565	(147)	1987	12/30/04	15 to 20 years
Jacksonville, FL	(a)	786	1,690	—	—	786	1,690	2,476	(890)	1960	12/30/04	10 to 20 years
Jacksonville, FL	(a)	963	1,007	—	—	963	1,007	1,970	(736)	2001	12/30/04	10 to 20 years
Jefferson City, TN	(c )	1,059	1,517	—	—	1,059	1,517	2,576	(460)	1999	07/03/12	15 to 30 years
Jeffersonville, IN	(c )	717	730	—	—	717	730	1,447	(258)	1945	07/03/12	15 to 20 years
Keller, VA	(c )	244	959	—	—	244	959	1,203	(240)	1995	10/14/10	15 to 40 years
Knoxville, TN	(a)	259	111	—	—	259	111	370	(135)	1981	12/30/04	10 to 15 years
Knoxville, TN	(c )	1,199	737	—	—	1,199	737	1,936	(325)	1972	11/10/08	15 to 30 years
La Grange, KY	(c )	1,524	1,871	—	—	1,524	1,871	3,395	(115)	2008	07/17/13	10 to 48 Years
La Grange, TX	(c )	822	1,953	—	—	822	1,953	2,775	(139)	2006	07/17/13	8 to 40 Years
Lakeland, FL	(a)	1,098	1,281	—	—	1,098	1,281	2,379	(690)	1984	12/30/04	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lawrenceville, GA	(a)	500	237	—	—	500	237	737	(150)	1996	12/30/04	15 to 30 years
Lehighton, PA	(c )	645	593	—	—	645	593	1,238	(210)	1996	07/03/12	15 to 30 years
Lexington, KY	(c )	871	1,105	—	—	871	1,105	1,976	(434)	1970	10/14/10	15 to 30 years
Lexington, SC	(c )	1,250	2,153	—	—	1,250	2,153	3,403	(625)	2006	04/27/07	15 to 40 years
Lincoln, NE	(c )	1,822	2,158	—	—	1,822	2,158	3,980	(681)	1985	11/10/08	15 to 30 years
Livingston, TX	(c )	1,893	1,134	—	—	1,893	1,134	3,027	(131)	2006	07/17/13	8 to 33 Years
London, KY	(c )	698	701	—	—	698	701	1,399	(284)	1979	11/10/08	15 to 20 years
Loretto, PA	(c )	283	1,144	—	—	283	1,144	1,427	(409)	1965	10/14/10	15 to 20 years
Louisville, KY	(c )	737	758	—	—	737	758	1,495	(294)	1963	11/10/08	15 to 30 years
Louisville, KY	(c )	800	1,274	—	—	800	1,274	2,074	(526)	1963	10/14/10	15 to 20 years
Lowville, NY	(c )	791	1,659	—	—	791	1,659	2,450	(106)	2010	07/17/13	12 to 42 Years
Lubbock, TX	(c )	288	1,110	—	—	288	1,110	1,398	(319)	1976	11/10/08	15 to 30 years
Madison Heights, VA	(c )	536	1,228	—	—	536	1,228	1,764	(321)	1981	07/03/12	15 to 30 years
Madisonville, TN	(c )	418	815	—	—	418	815	1,233	(196)	1999	06/11/08	15 to 40 years
Malone, NY	(c )	793	1,677	—	—	793	1,677	2,470	(121)	2010	07/17/13	11 to 42 Years
Manassas, VA	(c )	3,591	2,021	—	—	3,591	2,021	5,612	(484)	2005	04/27/07	15 to 40 years
Marinette, WI	(c )	1,236	1,611	—	—	1,236	1,611	2,847	(127)	2006	07/17/13	8 to 38 Years
Martinsburg, WV	(a)	173	20	—	—	173	20	193	(36)	1972	12/30/04	10 to 15 years
Martinsville, IN	(c )	385	289	—	—	385	289	674	(107)	1990	07/03/12	15 to 30 years
Mattoon, IL	(a)	233	263	—	—	233	263	496	(159)	1984	12/30/04	15 to 20 years
Mechanicsville, MD	(c )	772	2,110	—	—	772	2,110	2,882	(558)	1996	10/14/10	15 to 40 years
Milesburg, PA	(c )	323	537	—	—	323	537	860	(215)	1973	11/10/08	15 to 20 years
Milton, WV	(c )	68	169	—	—	68	169	237	(104)	1977	11/10/08	10 to 15 years
Mishawaka, IN	(c )	357	397	—	—	357	397	754	(176)	1979	07/03/12	10 to 15 years
Moorefield, WV	(c )	572	310	—	—	572	310	882	(89)	1996	11/10/08	15 to 40 years
Morgantown, WV	(c )	930	307	—	—	930	307	1,237	(116)	1994	11/10/08	15 to 30 years
Moundsville, WV	(c )	712	310	—	—	712	310	1,022	(102)	1969	11/10/08	15 to 30 years
Mount Airy, MD	(c )	4,653	2,878	—	—	4,653	2,878	7,531	(1,272)	1986	07/03/12	15 to 20 years
Mountain Home, AR	(a)	944	690	—	—	944	690	1,634	(62)	1977	03/31/14	6 to 15 Years
Mt Pleasant, PA	(c )	399	623	—	—	399	623	1,022	(215)	1997	11/10/08	15 to 30 years
Mt. Sterling, KY	(c )	1,785	1,051	—	—	1,785	1,051	2,836	(121)	2011	07/17/13	12 to 38 Years
Murfreesboro, TN	(c )	612	1,244	—	—	612	1,244	1,856	(405)	1968	11/30/09	15 to 40 years
Murrysville, PA	(c )	963	1,199	—	—	963	1,199	2,162	(473)	1968	10/14/10	15 to 20 years
Navasota, TX	2,050	1,013	1,772	—	—	1,013	1,772	2,785	(138)	2006	07/17/13	8 to 41 Years
New Braunfels, TX	(c )	1,257	1,778	—	—	1,257	1,778	3,035	(125)	2006	07/17/13	7 to 38 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

New Castle, PA	(c )	494	855	—	—	494	855	1,349	(279)	1995	10/14/10	15 to 30 years
Niagra Falls, NY	(c )	289	807	—	—	289	807	1,096	(283)	1981	10/14/10	15 to 20 years
North Bluefield, WV	(c )	217	492	—	—	217	492	709	(126)	1983	11/10/08	15 to 40 years
Northport, AL	(c )	2,041	1,946	—	—	2,041	1,946	3,987	(886)	2006	04/27/07	15 to 40 years
Oakland, MD	(c )	804	809	—	—	804	809	1,613	(332)	1993	11/10/08	15 to 40 years
Ocala, FL	(b)	2,260	4,709	—	—	2,260	4,709	6,969	(346)	2006	07/17/13	8 to 46 Years
Orchard Park, NY	(c )	304	1,488	—	—	304	1,488	1,792	(493)	1966	10/14/10	15 to 20 years
Oriskany, NY	(c )	618	749	—	—	618	749	1,367	(272)	1965	07/03/12	15 to 20 years
Parkersburg, WV	1,793	966	1,843	—	—	966	1,843	2,809	(132)	2005	07/17/13	7 to 37 Years
Pataskala, OH	(c )	796	656	—	—	796	656	1,452	(272)	1998	11/10/08	15 to 20 years
Patchogue, NY	(c )	1,869	797	—	—	1,869	797	2,666	(490)	1985	10/14/10	15 to 20 years
Paw Paw, MI	(c )	1,517	1,619	—	—	1,517	1,619	3,136	(151)	2006	07/17/13	8 to 33 Years
Pearisburg, VA	(c )	195	688	—	—	195	688	883	(193)	1985	10/14/10	15 to 30 years
Piperton, TN	(c )	1,338	1,916	—	—	1,338	1,916	3,254	(603)	2006	04/27/07	15 to 40 years
Plant City, FL	(c )	2,192	3,280	—	—	2,192	3,280	5,472	(1,284)	2004	10/14/10	15 to 30 years
Pocahontas, AR	(a)	361	471	—	—	361	471	832	(30)	1986	03/31/14	7 to 20 Years
Pompano Beach, FL	(a)	1,144	337	—	—	1,144	337	1,481	(180)	1990	12/30/04	15 to 30 years
Port Richey, FL	(a)	741	660	—	—	741	660	1,401	(576)	1975	12/30/04	10 to 15 years
Powhatan, VA	(b)	4,342	2,963	—	—	4,342	2,963	7,305	(523)	2007	07/17/13	10 to 31 Years
Prior Lake, MN	3,283	1,998	2,454	—	—	1,998	2,454	4,452	(207)	1991	07/17/13	7 to 26 Years
Pulaski, VA	(c )	882	1,040	—	—	882	1,040	1,922	(324)	1979	07/03/12	15 to 30 years
Raleigh, NC	(c )	1,066	2,497	—	—	1,066	2,497	3,563	(794)	1975	10/14/10	15 to 30 years
Ranson, WV	(c )	1,020	1,955	—	—	1,020	1,955	2,975	(656)	2005	04/27/07	15 to 40 years
Richland, MS	(c )	1,351	2,279	—	—	1,351	2,279	3,630	(646)	2005	04/27/07	15 to 40 years
Richmond, KY	(c )	732	720	—	—	732	720	1,452	(263)	1976	11/10/08	15 to 30 years
Richmond, VA	(c )	384	1,380	—	—	384	1,380	1,764	(367)	1977	07/03/12	15 to 20 years
Riverhead, NY	(c )	1,146	1,402	—	—	1,146	1,402	2,548	(409)	1984	06/02/08	15 to 30 years
Riviera Beach, FL	(a)	500	170	—	—	500	170	670	(111)	1987	12/30/04	15 to 20 years
Roanoke, VA	(a)	333	124	—	—	333	124	457	(134)	1975	12/30/04	10 to 15 years
Rockaway, NJ	(c )	1,826	948	—	—	1,826	948	2,774	(470)	1974	07/03/12	15 to 20 years
Rockford, MN	2,228	1,298	2,652	—	—	1,298	2,652	3,950	(168)	2006	07/17/13	9 to 43 Years
Rome, NY	(d)	1,326	1,110	—	—	1,326	1,110	2,436	(108)	2003	07/17/13	9 to 34 Years
Roswell, NM	(a)	1,002	3,177	—	—	1,002	3,177	4,179	(669)	2004	07/29/04	15 to 50 years
Russellville, KY	(c )	293	541	—	—	293	541	834	(199)	1995	11/10/08	15 to 30 years
Salisbury, MD	(b)	4,210	6,613	—	—	4,210	6,613	10,823	(692)	2007	07/17/13	10 to 27 Years
San Antonio, TX	(c )	1,403	2,195	—	—	1,403	2,195	3,598	(755)	2004	04/27/07	15 to 40 years
Sebring, FL	(a)	318	291	—	—	318	291	609	(154)	1982	12/30/04	15 to 20 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Selbyville, DE	(c )	919	1,434	—	—	919	1,434	2,353	(538)	1970	10/14/10	15 to 20 years
Seymour, IN	(c )	506	494	—	—	506	494	1,000	(249)	1995	10/14/10	15 to 30 years
Shallotte, NC	(c )	705	1,794	—	—	705	1,794	2,499	(137)	2006	07/17/13	10 to 30 Years
Somerset, KY	(c )	731	802	—	—	731	802	1,533	(246)	1998	11/10/08	15 to 40 years
Somerset, PA	(c )	257	604	—	—	257	604	861	(190)	1979	11/10/08	15 to 30 years
Spokane, WA	(a)	518	193	—	—	518	193	711	(132)	1998	12/30/04	15 to 30 years
Statesville, NC	(a)	614	355	—	—	614	355	969	(328)	1976	12/30/04	10 to 15 years
Tonawanda, NY	(c )	168	1,104	—	—	168	1,104	1,272	(352)	1968	10/14/10	15 to 20 years
Tontitown, AR	(a)	230	92	—	—	230	92	322	(65)	1987	12/30/04	15 to 20 years
Troutville, VA	(c )	542	802	—	—	542	802	1,344	(188)	1979	11/10/08	15 to 40 years
Versailles, KY	(c )	825	1,059	—	—	825	1,059	1,884	(418)	1978	10/14/10	15 to 30 years
Watertown, NY	(c )	435	833	—	—	435	833	1,268	(243)	1997	07/03/12	15 to 30 years
Waynesboro, PA	(c )	248	801	—	—	248	801	1,049	(223)	1996	11/10/08	15 to 30 years
West Columbia, SC	(a)	324	108	—	—	324	108	432	(63)	1989	12/30/04	15 to 20 years
West Columbia, SC	(a)	262	598	—	—	262	598	860	(278)	1984	12/30/04	10 to 20 years
West Springfield, MA	(c )	1,443	1,467	—	—	1,443	1,467	2,910	(825)	1983	10/14/10	10 to 17 years
Wilmington, NC	(a)	370	122	—	—	370	122	492	(78)	1987	12/30/04	15 to 20 years
Winchester, KY	(c )	720	646	—	—	720	646	1,366	(248)	1983	11/10/08	15 to 30 years
York, PA	(c )	1,213	670	—	—	1,213	670	1,883	(370)	1970	07/03/12	10 to 15 years
Yuma, AZ	(c )	1,623	2,721	—	—	1,623	2,721	4,344	(772)	2006	04/27/07	15 to 40 years

Movie Theatres
Anderson, SC	(b)	5,248	6,437	—	—	5,248	6,437	11,685	(87)	2000	09/25/14	15 to 30 Years
Arnold, MO	(a)	3,275	3,014	—	—	3,275	3,014	6,289	(392)	1998	07/17/13	5 to 21 Years
Batavia, IL	(a)	4,705	7,561	—	—	4,705	7,561	12,266	(2,077)	1995	02/24/06	13 to 38 years
Bixby, OK	(a)	5,585	10,101	—	—	5,585	10,101	15,686	(3,449)	1998	11/30/04	15 to 30 years
Carrollton, GA	(b)	1,879	5,868	—	—	1,879	5,868	7,747	—	2005	12/30/14	15 to 40 Years
Cedar Rapids, IA	(a)	2,521	5,461	—	—	2,521	5,461	7,982	(1,415)	1998	09/30/04	15 to 40 years
Chubbock, ID	(b)	1,845	2,691	—	—	1,845	2,691	4,536	(1)	2004	12/23/14	10 to 30 Years
Colorado Springs, CO	(a)	1,892	1,732	—	—	1,892	1,732	3,624	(738)	1995	09/30/05	15 to 30 years
Columbia, SC	(a)	2,115	2,091	—	—	2,115	2,091	4,206	(679)	1996	09/30/05	15 to 30 years
Covina, CA	(b)	5,566	26,922	—	—	5,566	26,922	32,488	(5,390)	1997	06/23/04	14 to 40 years
Danville, VA	(b)	1,349	6,406	—	—	1,349	6,406	7,755	—	2002	12/30/14	15 to 40 Years
Dawsonville, GA	(b)	1,859	4,207	—	—	1,859	4,207	6,066	—	2005	12/30/14	15 to 40 Years
Dickson City, PA	(a)	4,198	5,269	—	—	4,198	5,269	9,467	(89)	2010	09/29/14	13 to 30 Years
Durham, NC	(a)	1,630	2,685	—	—	1,630	2,685	4,315	(1,051)	1994	09/30/05	14 to 30 years
Fenton, MO	(a)	2,792	5,982	—	—	2,792	5,982	8,774	(67)	2008	09/29/14	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Fort Wayne, IN	(a)	2,696	9,849	682	—	3,378	9,849	13,227	(2,503)	2005	06/30/04	15 to 40 years
Gainesville, GA	(b)	2,278	8,684	—	—	2,278	8,684	10,962	—	1996	12/30/14	15 to 40 Years
Goodyear, AZ	(a)	3,881	4,392	—	—	3,881	4,392	8,273	(1,163)	1998	12/15/05	12 to 37 years
Greensboro, NC	(a)	2,359	2,431	—	—	2,359	2,431	4,790	(818)	1996	09/30/05	15 to 30 years
Griffin, GA	(b)	1,239	3,188	—	—	1,239	3,188	4,427	—	2005	12/30/14	15 to 30 Years
Hinesville, GA	(b)	2,049	5,216	—	—	2,049	5,216	7,265	—	2001	12/30/14	15 to 40 Years
Johnston, IA	(c )	3,046	10,213	—	—	3,046	10,213	13,259	(2,979)	1998	06/23/04	15 to 30 Years
Kansas City, MO	(a)	2,543	7,943	—	—	2,543	7,943	10,486	(1,710)	2003	07/29/04	15 to 50 years
Lebanon, PA	(a)	747	4,295	—	—	747	4,295	5,042	(42)	2005	09/29/14	13 to 30 Years
Lees Summit, MO	(a)	3,517	9,735	—	—	3,517	9,735	13,252	(2,511)	1999	07/29/04	15 to 40 years
Longview, TX	(a)	1,432	2,946	—	—	1,432	2,946	4,378	(983)	1995	09/30/05	15 to 30 years
Martinsburg, WV	(a)	2,450	3,528	—	—	2,450	3,528	5,978	(1,277)	1998	09/30/05	13 to 30 years
Massillon, OH	(a)	1,767	2,667	—	—	1,767	2,667	4,434	(41)	2005	09/29/14	13 to 30 Years
Missoula, MT	(a)	2,333	3,406	—	—	2,333	3,406	5,739	(933)	1998	06/23/04	15 to 40 years
Mooresville, NC	(b)	5,087	6,800	—	—	5,087	6,800	11,887	(71)	1999	09/25/14	15 to 30 Years
Nitro, WV	(a)	1,816	3,068	—	—	1,816	3,068	4,884	(46)	2005	09/29/14	13 to 30 Years
Noblesville, IN	(a)	1,760	—	2,338	10,172	4,098	10,171	14,269	(2,601)	2008	01/05/07	14 to 39 years
Overland Park, KS	(a)	4,935	12,281	—	—	4,935	12,281	17,216	(2,303)	2004	12/15/05	12 to 57 years
Phoenix, AZ	(a)	2,652	11,495	—	—	2,652	11,495	14,147	(2,300)	1997	05/17/04	13 to 40 years
Portage, IN	(a)	4,621	8,300	—	—	4,621	8,300	12,921	(2,519)	2007	12/02/05	13 to 38 years
Raleigh, NC	(a)	3,636	8,833	—	—	3,636	8,833	12,469	(2,700)	1988	06/23/04	12 to 27 years
Saginaw, MI	(a)	2,538	—	—	8,358	2,538	8,358	10,896	(256)	2013	12/02/13	15 to 15 Years
Simpsonville, SC	(a)	1,862	5,453	—	—	1,862	5,453	7,315	(62)	2010	09/29/14	13 to 40 Years
Valdosta, GA	(b)	3,038	13,801	—	—	3,038	13,801	16,839	—	2001	12/30/14	15 to 40 Years
Warner Robins, GA	(b)	2,598	8,324	—	—	2,598	8,324	10,922	—	2010	12/30/14	15 to 40 Years
Wilmington, NC	(a)	1,552	2,934	—	—	1,552	2,934	4,486	(944)	1997	09/30/05	15 to 30 years
Winston-Salem, NC	(a)	1,567	2,140	—	—	1,567	2,140	3,707	(843)	1993	10/28/05	13 to 30 years
Woodstock, GA	(b)	2,798	5,057	—	—	2,798	5,057	7,855	—	1997	12/30/14	15 to 30 Years
Yukon, OK	(c )	1,082	3,538	—	—	1,082	3,538	4,620	(215)	2007	07/17/13	8 to 33 Years

Medical/Other Office
Anderson, IN	(a)	411	1,673	—	—	411	1,673	2,084	(36)	1981	03/31/14	15 to 40 Years
Beaumont, TX	(a)	438	1,976	—	—	438	1,976	2,414	(61)	1985	03/31/14	15 to 30 Years
Beavercreek, OH	(b)	559	1,420	—	—	559	1,420	1,979	(23)	2006	08/18/14	7 to 40 Years
Belleville, IL	(a)	140	431	—	—	140	431	571	(18)	1979	03/31/14	15 to 20 Years
Bonita Springs, FL	(a)	317	1,619	—	—	317	1,619	1,936	(115)	2003	08/30/12	15 to 50 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Bonita Springs, FL	(a)	738	4,022	—	—	738	4,022	4,760	(277)	2006	08/30/12	15 to 50 years
Bonita Springs, FL	(a)	376	940	—	—	376	940	1,316	(78)	2006	08/30/12	15 to 50 years
Brandon, FL	(a)	110	671	—	—	110	671	781	(17)	1999	03/31/14	15 to 30 Years
Brandon, MS	(a)	200	281	—	—	200	281	481	(12)	1986	03/31/14	15 to 30 Years
Bullhead City, AZ	(a)	57	946	—	—	57	946	1,003	(19)	2005	04/08/14	15 to 40 Years
Camp Hill, PA	(a)	180	581	—	—	180	581	761	(17)	1991	03/31/14	15 to 30 Years
Camp Hill, PA	(a)	140	641	—	—	140	641	781	(18)	1990	03/31/14	15 to 30 Years
Cape Coral, FL	(a)	545	1,716	—	—	545	1,716	2,261	(145)	2011	08/30/12	15 to 50 years
Clarksville, TN	(a)	281	531	—	—	281	531	812	(15)	1997	03/31/14	15 to 30 Years
Clarksville, TN	(b)	978	2,718	—	—	978	2,718	3,696	(7)	2011	12/04/14	15 to 40 Years
Clayton, GA	(a)	70	311	—	—	70	311	381	(10)	1963	03/31/14	15 to 30 Years
Columbia, MO	(a)	1,012	7,054	—	—	1,012	7,054	8,066	(145)	2004	03/31/14	15 to 40 Years
Columbia, SC	19,750	3,378	35,152	—	—	3,378	35,152	38,530	(927)	2003	12/31/13	15 to 40 Years
Columbus, GA	(a)	190	531	—	—	190	531	721	(18)	1993	03/31/14	15 to 30 Years
Crystal Lake, IL	(a)	200	631	—	—	200	631	831	(19)	2001	03/31/14	15 to 30 Years
Dallas, TX	(a)	1,633	21,834	—	2,018	1,633	23,852	25,485	(3,997)	2005	08/29/05	15 to 50 years
Dallas, TX	(a)	1,915	9,150	—	—	1,915	9,150	11,065	(564)	2005	03/28/13	11 to 50 Years
Debary, FL	(a)	100	641	—	—	100	641	741	(18)	1989	03/31/14	15 to 30 Years
Defiance, OH	(a)	130	491	—	—	130	491	621	(15)	1959	03/31/14	15 to 30 Years
Devine, TX	(a)	240	481	—	—	240	481	721	(17)	2002	03/31/14	15 to 30 Years
Douglasville, GA	(d)	2,612	4,840	—	87	2,612	4,927	7,539	(430)	2006	07/17/13	5 to 39 Years
East Alton, IL	(a)	170	80	—	—	170	80	250	(6)	1960	03/31/14	15 to 20 Years
Eastman, GA	(a)	130	551	—	—	130	551	681	(18)	1988	03/31/14	15 to 30 Years
Elizabethton, TN	(b)	482	1,139	—	—	482	1,139	1,621	(21)	2008	08/18/14	6 to 30 Years
Elkhart, IN	(a)	90	341	—	—	90	341	431	(10)	1969	03/31/14	15 to 30 Years
Evansville, IN	(a)	130	391	—	—	130	391	521	(12)	1986	03/31/14	15 to 30 Years
Fairlea, WV	(b)	298	1,280	—	—	298	1,280	1,578	(21)	2010	08/18/14	10 to 40 Years
Franklin, TX	(b)	159	1,124	—	—	159	1,124	1,283	(16)	2012	08/18/14	4 to 40 Years
Ft. Myers, FL	(a)	903	6,445	—	—	903	6,445	7,348	(425)	1989	08/30/12	15 to 50 years
Ft. Wayne, IN	(a)	150	1,022	—	—	150	1,022	1,172	(22)	1965	03/31/14	15 to 40 Years
Gahanna, OH	(a)	411	982	—	—	411	982	1,393	(30)	1998	03/31/14	15 to 40 Years
Gainesville, FL	(a)	180	711	—	—	180	711	891	(19)	1941	03/31/14	15 to 30 Years
Germantown, TN	(a)	91	171	—	—	91	171	262	(4)	1984	04/08/14	15 to 40 Years
Glendale, AZ	(a)	371	491	—	—	371	491	862	(14)	1988	03/31/14	15 to 30 Years
Grayson, KY	(b)	658	3,171	—	—	658	3,171	3,829	(42)	2011	08/18/14	9 to 40 Years
Hartsville, SC	(a)	90	180	—	—	90	180	270	(5)	1973	03/31/14	15 to 40 Years
Jacksonville, FL	(a)	57	365	—	—	57	365	422	(10)	1986	04/08/14	15 to 30 Years
Jacksonville, FL	(b)	815	1,606	—	—	815	1,606	2,421	(25)	1977	08/18/14	6 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Largo, FL	(a)	150	311	—	—	150	311	461	(9)	1962	03/31/14	15 to 30 Years
Las Cruces, NM	(c )	808	6,045	—	—	808	6,045	6,853	(291)	1983	07/17/13	4 to 52 Years
Lewisville, TX	(a)	1,766	8,087	—	—	1,766	8,087	9,853	(184)	2002	03/31/14	8 to 40 Years
Litchfield, IL	(a)	210	311	—	—	210	311	521	(15)	1962	03/31/14	15 to 20 Years
Litchfield, IL	(a)	110	120	—	—	110	120	230	(5)	1962	03/31/14	15 to 20 Years
Logansport, IN	(a)	30	421	—	—	30	421	451	(11)	1920	03/31/14	15 to 30 Years
Longview, TX	(a)	200	601	—	—	200	601	801	(20)	2003	03/31/14	15 to 30 Years
Marion, IN	(a)	140	321	—	—	140	321	461	(12)	1988	03/31/14	15 to 30 Years
Marion, IN	(a)	130	421	—	—	130	421	551	(14)	1974	03/31/14	15 to 30 Years
Maryville, IL	(a)	301	401	—	—	301	401	702	(14)	1995	03/31/14	15 to 30 Years
Mechanicsburg, PA	(a)	230	1,032	—	—	230	1,032	1,262	(29)	1990	03/31/14	15 to 30 Years
Melbourne, FL	(a)	321	651	—	—	321	651	972	(18)	1987	03/31/14	15 to 30 Years
Memphis, TN	(a)	91	490	—	—	91	490	581	(13)	1987	04/08/14	15 to 30 Years
Middleburg, FL	(b)	521	2,589	—	—	521	2,589	3,110	(41)	1988	08/18/14	7 to 30 Years
Monroe, GA	(a)	110	631	—	—	110	631	741	(19)	2001	03/31/14	15 to 30 Years
Monroe, MI	(b)	728	3,440	—	—	728	3,440	4,168	(62)	1995	08/18/14	9 to 30 Years
Naples, FL	(a)	1,351	5,368	—	—	1,351	5,368	6,719	(353)	2002	08/30/12	15 to 50 years
Naples, FL	(a)	1,829	4,522	—	—	1,829	4,522	6,351	(356)	1978	08/30/12	15 to 40 years
Naples, FL	(a)	1,057	3,845	—	—	1,057	3,845	4,902	(251)	2012	10/31/12	15 to 50 years
New Port Richey, FL	(a)	274	1,162	—	—	274	1,162	1,436	(32)	2004	04/08/14	15 to 30 Years
New Port Richey, FL	(a)	456	1,151	—	—	456	1,151	1,607	(36)	2004	04/08/14	15 to 30 Years
North Myrtle Beach, SC	(a)	581	601	—	—	581	601	1,182	(23)	2004	03/31/14	15 to 30 Years
Ocala, FL	(a)	23	547	—	—	23	547	570	(14)	1984	04/08/14	30 to 30 Years
Oelwein, IA	(b)	226	681	—	—	226	681	907	(12)	2009	08/18/14	5 to 30 Years
Ogden, UT	(b)	597	2,331	—	—	597	2,331	2,928	(40)	1997	08/18/14	7 to 30 Years
Okeechobee, FL	(a)	190	521	—	—	190	521	711	(15)	1990	03/31/14	15 to 30 Years
Orlando, FL	(a)	291	230	—	—	291	230	521	(7)	1979	03/31/14	15 to 30 Years
Osceola, IN	(a)	291	671	—	—	291	671	962	(22)	1996	03/31/14	15 to 40 Years
Oxford, MS	(a)	1,416	4,451	—	—	1,416	4,451	5,867	(91)	2001	05/15/14	15 to 40 Years
Pataskala, OH	(a)	261	782	—	—	261	782	1,043	(19)	1995	03/31/14	15 to 40 Years
Port Arthur, TX	(a)	468	2,057	—	—	468	2,057	2,525	(63)	1985	03/31/14	15 to 30 Years
Raytown, MO	(a)	80	631	—	—	80	631	711	(18)	1989	03/31/14	15 to 30 Years
Rio Rancho, NM	(a)	301	461	—	—	301	461	762	(15)	1992	03/31/14	15 to 30 Years
Rogers, AR	(a)	2,014	2,313	—	—	2,014	2,313	4,327	(131)	1988	11/18/13	13 to 30 Years
Round Rock, TX	(b)	271	728	—	—	271	728	999	(9)	1985	08/18/14	8 to 40 Years
Sandy Springs, GA	(a)	455	1,147	—	—	455	1,147	1,602	(42)	1963	04/17/14	14 to 20 Years
Schertz, TX	(a)	2,596	9,944	—	—	2,596	9,944	12,540	(176)	2013	05/16/14	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

South Bend, IN	(a)	341	321	—	—	341	321	662	(16)	1955	03/31/14	15 to 20 Years
Spartanburg, SC	(a)	150	401	—	—	150	401	551	(12)	1992	03/31/14	15 to 30 Years
Springfield, IL	(a)	451	1,162	—	—	451	1,162	1,613	(36)	1992	03/31/14	15 to 30 Years
Springfield, MO	(a)	561	631	—	—	561	631	1,192	(21)	1996	03/31/14	15 to 30 Years
Springfield, MO	(b)	2,025	3,911	—	—	2,025	3,911	5,936	(56)	1990	09/23/14	7 to 30 Years
St. John, MO	4,420	1,733	3,095	—	—	1,733	3,095	4,828	(228)	1996	07/17/13	1 to 43 Years
Steubenville, OH	(b)	363	3,726	—	—	363	3,726	4,089	(39)	2002	08/18/14	14 to 40 Years
Vernon Hills, IL	(a)	992	5,020	—	—	992	5,020	6,012	(140)	1991	03/31/14	15 to 30 Years
Vero Beach, FL	(a)	220	731	—	—	220	731	951	(20)	1974	03/31/14	15 to 30 Years
Vicksburg, MS	(a)	150	351	—	—	150	351	501	(12)	1984	03/31/14	15 to 30 Years
Waco, TX	(a)	232	1,510	—	—	232	1,510	1,742	(21)	1992	06/20/14	15 to 40 Years
Warren, IN	(b)	220	278	—	—	220	278	498	(8)	1962	08/18/14	4 to 20 Years
Waynesboro, PA	(a)	100	601	—	—	100	601	701	(13)	1957	03/31/14	15 to 40 Years
Westfield, IN	(a)	361	751	—	—	361	751	1,112	(21)	1992	03/31/14	15 to 40 Years
Wharton, TX	(b)	192	1,090	—	—	192	1,090	1,282	(14)	1995	08/18/14	15 to 40 Years
Wittenberg, WI	(a)	41	210	—	—	41	210	251	(6)	1982	03/31/14	15 to 30 Years
Wylie, TX	(a)	210	912	—	—	210	912	1,122	(26)	1986	03/31/14	15 to 30 Years
York, PA	(a)	100	481	—	—	100	481	581	(14)	1984	03/31/14	15 to 30 Years

Distribution
Arlington, WA	10,200	1,860	10,402	—	—	1,860	10,402	12,262	(28)	2002	11/21/2014	7 to 40 Years
Baton Rouge, LA	(c )	2,898	8,024	—	—	2,898	8,024	10,922	(439)	2008	7/17/2013	9 to 43 Years
Council Bluffs, IA	2,185	1,555	1,434	—	—	1,555	1,434	2,989	(190)	1999	7/17/2013	8 to 28 Years
Coventry, RI	(b)	1,596	1,408	—	—	1,596	1,408	3,004	(185)	1998	7/17/2013	10 to 30 Years
Edwardsville, KS	12,880	12,781	13,501	—	—	12,781	13,501	26,282	(1,537)	1999	7/17/2013	9 to 29 Years
Front Royal, VA	(c )	7,258	35,710	—	—	7,258	35,710	42,968	(2,462)	2007	7/17/2013	9 to 34 Years
Hickory, NC	(b)	1,095	2,835	—	—	1,095	2,835	3,930	(573)	1963	7/17/2013	2 to 12 Years
Huntsville, AL	(c )	5,115	6,701	—	—	5,115	6,701	11,816	(658)	2008	7/17/2013	10 to 38 Years
Katy, TX	68,250	13,145	96,193	—	—	13,145	96,193	109,338	(4,560)	1976	7/17/2013	8 to 34 Years
Mishawaka, IN	(b)	1,124	2,786	359	—	1,483	2,786	4,269	(277)	1993	7/17/2013	1 to 34 Years
Peoria, IL	2,080	953	1,916	—	12	953	1,928	2,881	(165)	1997	7/17/2013	3 to 30 Years
Riverside, CA	(a)	1,203	6,254	—	—	1,203	6,254	7,457	(1,341)	2004	11/12/2004	15 to 40 years
Rockford, IL	(b)	1,407	3,708	—	—	1,407	3,708	5,115	(284)	1994	7/17/2013	2 to 33 Years
Sewell, NJ	(a)	858	8,418	—	114	858	8,532	9,390	(1,912)	2000	11/17/2006	6 to 50 years
Tavares, FL	(a)	1,075	5,098	—	—	1,075	5,098	6,173	(1,288)	2004	9/7/2004	15 to 40 years
Walker, MI	(c )	2,287	4,469	—	33	2,287	4,502	6,789	(369)	2001	7/17/2013	4 to 34 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Automotive parts and service
Acworth, GA	(a)	823	976	—	—	823	976	1,799	(25)	1999	03/28/14	15 to 40 Years
Alabaster, AL	(a)	631	1,010	—	—	631	1,010	1,641	(187)	1995	12/22/06	40 to 40 years
Albany, GA	(a)	242	572	—	—	242	572	814	(134)	1982	09/07/07	15 to 40 years
Albany, GA	(a)	281	575	—	—	281	575	856	(193)	1997	09/07/07	15 to 30 years
Albuquerque, NM	(a)	885	2,998	—	—	885	2,998	3,883	(145)	1990	07/17/13	7 to 35 Years
Ann Arbor, MI	(a)	684	413	—	—	684	413	1,097	(13)	1984	06/23/14	15 to 20 Years
Arlington Heights, IL	(a)	1,530	5,354	—	—	1,530	5,354	6,884	(257)	1995	07/17/13	9 to 36 Years
Ashland, KY	(a)	613	1,284	—	—	613	1,284	1,897	(62)	2006	07/17/13	8 to 48 Years
Atlanta, GA	(a)	1,830	363	—	—	1,830	363	2,193	(46)	1998	07/17/13	5 to 24 Years
Auburn Hills, MI	(b)	3,542	6,597	—	—	3,542	6,597	10,139	(548)	1995	07/17/13	8 to 38 Years
Auburn, AL	(a)	354	1,182	30	78	384	1,260	1,644	(324)	1987	12/22/06	15 to 30 years
Auburn, AL	(a)	676	647	—	—	676	647	1,323	(230)	1995	09/07/07	15 to 30 years
Battle Creek, MI	(a)	211	419	—	—	211	419	630	(13)	1981	06/23/14	15 to 20 Years
Battle Creek, MI	(a)	302	262	—	—	302	262	564	(9)	1986	06/23/14	15 to 20 Years
Battle Creek, MI	(a)	594	262	—	—	594	262	856	(15)	1986	06/23/14	15 to 20 Years
Bessemer, AL	(a)	358	1,197	—	—	358	1,197	1,555	(222)	1988	12/22/06	40 to 40 years
Birmingham, AL	(a)	372	1,073	—	—	372	1,073	1,445	(265)	1965	12/22/06	30 to 30 years
Birmingham, AL	(a)	607	1,379	—	—	607	1,379	1,986	(256)	1988	12/22/06	40 to 40 years
Birmingham, AL	(a)	339	858	—	—	339	858	1,197	(159)	1990	12/22/06	40 to 40 years
Birmingham, AL	(a)	343	901	—	—	343	901	1,244	(167)	1989	12/22/06	40 to 40 years
Birmingham, AL	(a)	417	1,237	—	—	417	1,237	1,654	(229)	1970	12/22/06	40 to 40 years
Birmingham, AL	(a)	334	1,119	—	—	334	1,119	1,453	(207)	1989	12/22/06	40 to 40 years
Birmingham, AL	(a)	300	839	—	—	300	839	1,139	(124)	1998	12/22/06	50 to 50 years
Bloomfield, MI	(a)	554	332	—	—	554	332	886	(12)	1987	06/23/14	15 to 20 Years
Bonita Springs, FL	(a)	582	312	—	101	582	413	995	(46)	1990	03/19/13	10 to 30 Years
Bradenton, FL	(a)	594	494	—	222	594	716	1,310	(83)	1988	03/19/13	10 to 30 Years
Charlotte, NC	(a)	403	1,146	—	—	403	1,146	1,549	(63)	2008	07/17/13	12 to 43 Years
Chesterfield Twshp, MI	(a)	181	302	—	—	181	302	483	(10)	1990	06/23/14	15 to 20 Years
Clarksville, IN	(a)	1,055	1,758	—	—	1,055	1,758	2,813	(120)	1993	07/17/13	8 to 30 Years
Clarksville, TN	(a)	658	1,243	—	—	658	1,243	1,901	(39)	2000	03/31/14	14 to 30 Years
Clawson, MI	(a)	262	242	—	—	262	242	504	(8)	1986	06/23/14	15 to 20 Years
Clayton, NC	(a)	684	1,254	—	—	684	1,254	1,938	(40)	2001	03/31/14	7 to 30 Years
Clearwater, FL	(a)	463	443	—	131	463	574	1,037	(58)	1989	03/19/13	10 to 30 Years
Clinton Township, MI	(a)	141	282	—	—	141	282	423	(9)	1987	06/23/14	15 to 20 Years
Colorado Springs, CO	(a)	1,335	1,587	—	—	1,335	1,587	2,922	(153)	1994	07/17/13	7 to 26 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Columbia Heights, MN	1,038	510	1,314	—	—	510	1,314	1,824	(60)	2005	07/17/13	7 to 43 Years
Crestview, FL	(a)	544	743	—	—	544	743	1,287	(219)	1975	09/07/07	15 to 30 years
Dacula, GA	(a)	1,067	976	—	—	1,067	976	2,043	(26)	2000	03/28/14	15 to 40 Years
Dallas, TX	3,290	3,975	—	—	—	3,975	—	3,975	—	(g)	07/17/13	17 to 17 Years
Decatur, AL	(a)	187	1,174	—	98	187	1,272	1,459	(195)	2000	12/22/06	20 to 50 years
Decatur, AL	(a)	84	803	—	—	84	803	887	(119)	2001	12/22/06	50 to 50 years
Dothan, AL	(a)	162	659	—	—	162	659	821	(191)	1996	09/07/07	15 to 30 years
Duluth, MN	860	207	1,462	—	—	207	1,462	1,669	(54)	2006	07/17/13	7 to 48 Years
Dunellen, NJ	(a)	1,177	1,973	—	—	1,177	1,973	3,150	(78)	2008	07/17/13	10 to 48 Years
El Centro, CA	(a)	1,295	1,504	—	—	1,295	1,504	2,799	(106)	2006	07/17/13	9 to 33 Years
Estero, FL	(a)	334	571	—	—	334	571	905	(32)	2004	10/28/13	9 to 30 Years
Estero, FL	(a)	394	399	—	—	394	399	793	(26)	2008	10/28/13	9 to 30 Years
Farmington Hills, MI	(a)	382	282	—	—	382	282	664	(10)	1987	06/23/14	15 to 20 Years
Farragut, TN	(a)	986	1,148	—	—	986	1,148	2,134	(33)	2011	03/28/14	15 to 40 Years
Fergus Falls, MN	722	294	978	—	—	294	978	1,272	(45)	2005	07/17/13	7 to 47 Years
Florence, AL	(a)	130	1,128	—	—	130	1,128	1,258	(167)	1999	12/22/06	50 to 50 years
Fort Myers, FL	(a)	555	312	—	131	555	443	998	(52)	1990	03/19/13	10 to 30 Years
Frederick, MD	(a)	1,571	2,529	—	—	1,571	2,529	4,100	(133)	1987	07/17/13	9 to 40 Years
Gardendale, AL	(a)	586	1,274	—	—	586	1,274	1,860	(236)	1989	12/22/06	40 to 40 years
Grand Bay, AL	(a)	226	1,242	—	—	226	1,242	1,468	(52)	2005	07/17/13	7 to 47 Years
Grand Forks, ND	840	287	1,132	—	—	287	1,132	1,419	(59)	2005	07/17/13	7 to 45 Years
Greenfield, IN	(a)	458	996	—	—	458	996	1,454	(47)	2003	07/17/13	12 to 47 Years
Greensboro, NC	(a)	721	1,179	—	—	721	1,179	1,900	(42)	2002	03/31/14	7 to 30 Years
Gulf Breeze, FL	(a)	296	457	—	—	296	457	753	(137)	1993	09/07/07	15 to 30 years
Hampton, VA	(a)	1,662	2,974	—	—	1,662	2,974	4,636	(186)	1993	07/17/13	9 to 35 Years
Holland Township, MI	1,231	493	1,212	—	—	493	1,212	1,705	(51)	2006	07/17/13	7 to 47 Years
Holland, MI	1,193	542	1,384	—	—	542	1,384	1,926	(61)	2006	07/17/13	7 to 47 Years
Huntsville, AL	(a)	184	1,037	—	—	184	1,037	1,221	(154)	2001	12/22/06	50 to 50 years
Huntsville, AL	(a)	252	917	—	—	252	917	1,169	(227)	1965	12/22/06	30 to 30 years
Huntsville, AL	(a)	374	1,295	—	109	374	1,404	1,778	(264)	1997	12/22/06	20 to 40 years
Huntsville, AL	(a)	195	1,649	—	—	195	1,649	1,844	(306)	1993	12/22/06	40 to 40 years
Huntsville, AL	(a)	295	893	—	—	295	893	1,188	(166)	1994	12/22/06	40 to 40 years
Hurley, MS	(a)	265	1,052	—	—	265	1,052	1,317	(52)	2005	07/17/13	7 to 45 Years
Irvington, NJ	(a)	1,605	1,912	—	—	1,605	1,912	3,517	(89)	2006	07/17/13	7 to 47 Years
Jackson, OH	(a)	397	1,251	—	—	397	1,251	1,648	(58)	2005	07/17/13	7 to 47 Years
Kalamazoo, MI	(a)	247	333	—	—	247	333	580	(8)	1982	07/30/14	15 to 20 Years
Kalamazoo, MI	(a)	201	362	—	—	201	362	563	(11)	1987	06/23/14	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Kalamazoo, MI	(a)	312	262	—	—	312	262	574	(9)	1984	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	60	211	—	—	60	211	271	(6)	1986	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	171	332	—	—	171	332	503	(12)	1979	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	352	262	—	—	352	262	614	(11)	1987	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	503	342	—	—	503	342	845	(19)	1987	06/23/14	15 to 20 Years
Kalamzaoo, MI	(a)	141	141	—	—	141	141	282	(6)	1987	06/23/14	15 to 20 Years
Kennesaw, GA	(a)	874	1,270	—	—	874	1,270	2,144	(33)	1999	03/28/14	15 to 40 Years
Lakeland, FL	(a)	1,204	1,917	—	—	1,204	1,917	3,121	(107)	1991	07/17/13	7 to 38 Years
Largo, FL	(a)	416	494	—	111	416	605	1,021	(59)	1989	03/19/13	10 to 30 Years
Lawrenceville, GA	(a)	722	976	—	—	722	976	1,698	(26)	2000	03/28/14	15 to 40 Years
Lincoln, NE	(a)	1,318	1,604	—	—	1,318	1,604	2,922	(615)	1972	07/13/07	11 to 26 years
Livonia, MI	(a)	252	262	—	—	252	262	514	(9)	1986	06/23/14	15 to 20 Years
Macomb Township, MI	(a)	181	262	—	—	181	262	443	(9)	1991	06/23/14	15 to 20 Years
Madison Heights, MI	(a)	352	493	—	—	352	493	845	(16)	1989	06/23/14	15 to 20 Years
Madison, AL	(a)	211	1,401	—	—	211	1,401	1,612	(260)	1997	12/22/06	40 to 40 years
Madison, AL	(a)	359	1,505	—	—	359	1,505	1,864	(279)	1995	12/22/06	40 to 40 years
Madison, TN	(a)	662	1,567	—	—	662	1,567	2,229	(40)	2000	03/31/14	14 to 40 Years
Marianna, FL	(a)	283	452	—	—	283	452	735	(132)	1994	09/07/07	15 to 40 years
Maryland Heights, MO	(a)	522	1,155	—	—	522	1,155	1,677	(55)	2005	07/17/13	7 to 47 Years
Midwest City, OK	(a)	353	815	—	—	353	815	1,168	(45)	2007	07/17/13	9 to 44 Years
Milton, FL	(a)	137	577	—	—	137	577	714	(168)	1986	09/07/07	15 to 30 years
Mobile, AL	(a)	155	500	—	—	155	500	655	(148)	1984	09/07/07	15 to 30 years
Mobile, AL	(a)	167	601	—	—	167	601	768	(179)	1990	09/07/07	15 to 30 years
Mobile, AL	(a)	89	501	—	—	89	501	590	(141)	1982	11/30/07	15 to 30 years
Mobile, AL	(a)	157	508	—	—	157	508	665	(151)	1982	09/07/07	15 to 30 years
Montgomery, AL	(a)	398	626	—	—	398	626	1,024	(204)	1997	09/07/07	15 to 30 years
Montgomery, AL	(a)	241	628	—	—	241	628	869	(187)	1997	09/07/07	15 to 30 years
Montgomery, AL	(a)	422	857	—	—	422	857	1,279	(256)	1992	09/07/07	15 to 30 years
Montgomery, AL	(a)	303	636	—	—	303	636	939	(194)	1996	09/07/07	15 to 30 years
Montgomery, AL	(a)	275	528	—	—	275	528	803	(174)	1988	09/07/07	15 to 30 years
Moultrie, GA	(a)	179	271	—	—	179	271	450	(132)	1983	09/07/07	15 to 20 years
Naples, FL	(a)	249	265	—	—	249	265	514	(18)	1966	10/28/13	9 to 20 Years
Naples, FL	(a)	173	591	—	—	173	591	764	(28)	2010	10/28/13	9 to 30 Years
Naples, FL	(a)	425	424	—	—	425	424	849	(27)	1985	10/28/13	9 to 30 Years
Naples, FL	(a)	333	302	—	121	333	423	756	(45)	1990	03/19/13	10 to 30 Years
Nashville, TN	(a)	828	1,405	—	—	828	1,405	2,233	(48)	2000	03/31/14	14 to 30 Years
New Boston, OH	(a)	345	1,538	—	—	345	1,538	1,883	(61)	2005	07/17/13	7 to 47 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Niceville, FL	(a)	458	454	—	—	458	454	912	(118)	1996	09/07/07	15 to 40 years
North Little Rock, AR	(a)	244	311	—	—	244	311	555	(12)	2001	03/31/14	2 to 30 Years
Ocean Springs, MS	(a)	145	186	—	—	145	186	331	(13)	1997	07/17/13	15 to 30 Years
Opelika, AL	(a)	503	628	—	—	503	628	1,131	(215)	1995	09/07/07	15 to 30 years
Orem, UT	(a)	1,224	2,132	—	—	1,224	2,132	3,356	(115)	1990	07/17/13	9 to 40 Years
Oxford, AL	(a)	120	1,224	—	—	120	1,224	1,344	(227)	1990	12/22/06	40 to 40 years
Panama City, FL	(a)	378	252	—	—	378	252	630	(22)	1988	07/17/13	15 to 30 Years
Pasadena, TX	(a)	1,224	4,263	—	—	1,224	4,263	5,487	(203)	1995	07/17/13	9 to 40 Years
Pea Ridge, AR	(a)	217	—	—	—	217	—	217	—	2007	03/31/14	13 to 13 Years
Penns Grove, NJ	(a)	612	1,564	—	—	612	1,564	2,176	(69)	2006	07/17/13	8 to 47 Years
Pensacola, FL	(a)	238	564	—	—	238	564	802	(169)	1994	09/07/07	15 to 30 years
Pensacola, FL	(a)	104	333	—	—	104	333	437	(107)	1968	09/07/07	15 to 30 years
Pensacola, FL	(a)	148	459	—	—	148	459	607	(135)	1972	09/07/07	15 to 30 years
Pensacola, FL	(a)	195	569	—	—	195	569	764	(175)	1983	09/07/07	15 to 30 years
Pensacola, FL	(a)	150	575	—	—	150	575	725	(174)	1986	09/07/07	15 to 30 years
Pinson, AL	(a)	320	916	—	—	320	916	1,236	(136)	2001	12/22/06	50 to 50 years
Portage, MI	(a)	423	262	—	—	423	262	685	(9)	1985	06/23/14	15 to 20 Years
Portland, ME	(a)	650	566	—	—	650	566	1,216	(222)	1993	03/07/07	13 to 28 years
Rainsville, AL	(a)	251	1,073	—	—	251	1,073	1,324	(55)	2005	07/17/13	7 to 42 Years
Sarasota, FL	(a)	386	312	—	141	386	453	839	(50)	1987	03/19/13	10 to 30 Years
Sarasota, FL	(a)	278	312	—	131	278	443	721	(45)	1987	03/19/13	10 to 30 Years
Scottsburg, IN	(a)	238	665	—	—	238	665	903	(34)	2006	07/17/13	8 to 43 Years
Shelby Township, MI	(a)	387	355	—	—	387	355	742	(10)	1989	07/30/14	15 to 20 Years
Spanish Fort, AL	(a)	563	607	—	—	563	607	1,170	(239)	1993	09/07/07	15 to 30 years
St Clair Shores, MI	(a)	242	272	—	—	242	272	514	(9)	1986	06/23/14	15 to 20 Years
St. Francis, WI	(a)	532	1,557	—	—	532	1,557	2,089	(76)	2006	07/17/13	8 to 48 Years
Suwanee, GA	(a)	480	1,350	—	—	480	1,350	1,830	(67)	1985	10/21/13	13 to 30 Years
Tamarac, FL	(a)	1,407	2,660	—	—	1,407	2,660	4,067	(131)	1997	07/17/13	7 to 39 Years
Trenton, OH	(a)	324	842	—	—	324	842	1,166	(43)	2003	07/17/13	11 to 47 Years
Troy, MI	(a)	322	392	—	—	322	392	714	(12)	1984	06/23/14	15 to 20 Years
Troy, MI	(a)	281	267	—	—	281	267	548	(1)	1989	12/03/14	15 to 30 Years
Valdosta, GA	(a)	376	576	—	—	376	576	952	(184)	1996	11/30/07	15 to 30 years
Warren, AR	(a)	217	375	—	—	217	375	592	(15)	2007	03/31/14	13 to 30 Years
Warren, MI	(a)	409	344	—	—	409	344	753	(9)	1986	07/30/14	15 to 20 Years
Waterford, MI	(a)	292	362	—	—	292	362	654	(12)	1989	06/23/14	15 to 20 Years
Waycross, GA	(a)	380	142	—	—	380	142	522	(14)	1956	12/10/13	15 to 30 Years
West Warwick, RI	(a)	1,323	2,917	—	—	1,323	2,917	4,240	(153)	1993	07/17/13	9 to 41 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Wetumpka, AL	(a)	185	332	—	—	185	332	517	(7)	1996	06/24/14	12 to 30 Years
Willingboro, NJ	(a)	784	1,369	—	—	784	1,369	2,153	(74)	2007	07/17/13	9 to 47 Years
Woodstock, GA	(a)	1,108	1,281	—	—	1,108	1,281	2,389	(36)	1999	03/28/14	15 to 40 Years
Ypislianti, MI	(a)	1,107	745	—	—	1,107	745	1,852	(22)	1999	06/23/14	15 to 30 Years
Zeeland, MI	1,057	490	1,136	—	—	490	1,136	1,626	(52)	2006	07/17/13	7 to 47 Years

Grocery
Abilene, TX	(a)	1,586	2,230	—	—	1,586	2,230	3,816	(256)	1979	03/27/13	6 to 26 Years
Alto, TX	(a)	204	464	—	—	204	464	668	(24)	1996	03/31/14	7 to 20 Years
Amarillo, TX	(f)	3,559	4,575	—	—	3,559	4,575	8,134	(981)	1999	05/23/05	15 to 40 years
Amarillo, TX	(f)	1,828	1,292	—	—	1,828	1,292	3,120	(404)	1988	05/23/05	9 to 30 years
Amarillo, TX	(f)	1,573	1,586	—	—	1,573	1,586	3,159	(492)	1989	05/23/05	9 to 30 years
Amarillo, TX	(a)	1,574	1,389	—	—	1,574	1,389	2,963	(431)	1989	05/23/05	9 to 30 years
Bald Knob, AR	(a)	328	327	—	—	328	327	655	(29)	1971	03/31/14	1 to 15 Years
Blairsville, GA	(b)	1,652	3,102	—	—	1,652	3,102	4,754	(42)	2001	09/30/14	10 to 30 Years
Boise, ID	(c )	1,470	2,280	—	—	1,470	2,280	3,750	(144)	1982	12/17/13	4 to 20 Years
Buffalo, TX	(a)	522	987	—	—	522	987	1,509	(35)	1978	03/31/14	7 to 30 Years
Burkburnett, TX	(a)	2,030	2,706	—	—	2,030	2,706	4,736	(615)	1997	05/23/05	12 to 40 years
Chattanooga, TN	(b)	1,817	5,281	—	—	1,817	5,281	7,098	(62)	1969	09/30/14	10 to 30 Years
Childress, TX	(f)	747	934	—	—	747	934	1,681	(248)	1997	05/23/05	7 to 40 years
Cleveland, TX	(c )	465	2,867	—	—	465	2,867	3,332	(1,235)	1991	12/01/05	15 to 20 years
Conway, AR	(a)	906	1,521	—	—	906	1,521	2,427	(64)	1984	03/31/14	2 to 20 Years
Corrigan, TX	(c )	395	630	—	—	395	630	1,025	(314)	1971	12/01/05	15 to 20 years
Dayton, TN	(b)	1,122	6,767	—	—	1,122	6,767	7,889	(60)	1999	09/30/14	10 to 40 Years
Diboll, TX	(c )	775	872	—	—	775	872	1,647	(446)	1974	12/01/05	15 to 20 years
Eureka, CA	(c )	3,108	12,817	—	—	3,108	12,817	15,925	(573)	1960	07/17/13	3 to 40 Years
Fort Smith, AR	(a)	837	1,831	—	—	837	1,831	2,668	(72)	1994	04/30/14	3 to 20 Years
Groveton, TX	(a)	264	540	—	—	264	540	804	(22)	1996	03/31/14	7 to 30 Years
Hallettsville, TX	(b)	550	1,545	—	—	550	1,545	2,095	(58)	2003	03/31/14	10 to 30 Years
Hartsville, SC	(b)	696	5,402	—	—	696	5,402	6,098	(49)	1988	09/30/14	10 to 40 Years
Indianapolis, IN	(c )	1,640	8,063	—	—	1,640	8,063	9,703	(425)	1999	07/17/13	7 to 33 Years
LaGrange, GA	(c )	972	8,435	—	—	972	8,435	9,407	(558)	1998	07/17/13	4 to 25 Years
Lancaster, CA	(c )	1,569	4,271	—	—	1,569	4,271	5,840	(188)	1983	12/17/13	5 to 30 Years
Las Cruces, NM	(c )	1,132	2,765	—	—	1,132	2,765	3,897	(126)	1983	12/17/13	5 to 30 Years
Levelland, TX	(f)	1,651	2,158	—	—	1,651	2,158	3,809	(491)	1997	05/23/05	12 to 40 years
Lorena, TX	(a)	657	751	—	—	657	751	1,408	(36)	1998	03/31/14	7 to 20 Years
Lubbock, TX	(a)	1,782	2,055	—	—	1,782	2,055	3,837	(467)	1997	05/23/05	12 to 40 years
Lufkin, TX	(c )	1,178	352	—	—	1,178	352	1,530	(236)	1977	12/01/05	15 to 20 years
McGregor, TX	(a)	748	795	—	—	748	795	1,543	(42)	1997	03/31/14	7 to 20 Years
Midland, TX	(c )	1,498	3,096	—	—	1,498	3,096	4,594	(192)	1983	12/17/13	5 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Muleshoe, TX	(c )	471	1,770	—	—	471	1,770	2,241	(205)	1999	08/29/11	8 to 40 Years
Nashville, AR	(b)	519	697	—	—	519	697	1,216	(35)	1995	03/31/14	1 to 20 Years
Navasota, TX	(c )	781	1,499	—	—	781	1,499	2,280	(500)	1992	12/01/05	15 to 30 years
Northlake, IL	(a)	1,669	4,007	—	—	1,669	4,007	5,676	(113)	2001	03/28/14	15 to 30 Years
Omaha, NE	(c )	2,198	3,328	—	—	2,198	3,328	5,526	(229)	1982	12/17/13	4 to 20 Years
Perryton, TX	(a)	1,029	597	—	—	1,029	597	1,626	(187)	1997	05/23/05	7 to 40 years
Plainview, TX	4,065	620	5,415	—	—	620	5,415	6,035	(1,065)	2000	08/25/05	15 to 40 years
Rogers, AR	(a)	1,028	1,685	—	—	1,028	1,685	2,713	(70)	1985	03/31/14	6 to 20 Years
Snyder, TX	(f)	2,062	2,963	—	—	2,062	2,963	5,025	(637)	1999	05/23/05	14 to 40 years
St. Paul, MN	(a)	1,262	1,016	—	—	1,262	1,016	2,278	(32)	1980	03/31/14	15 to 30 Years
Timpson, TX	(c )	253	312	—	—	253	312	565	(171)	1978	12/01/05	15 to 20 years
Vernon, TX	(a)	1,791	2,550	—	—	1,791	2,550	4,341	(580)	1997	05/23/05	12 to 40 years
West St. Paul, MN	(a)	828	1,026	—	—	828	1,026	1,854	(35)	1980	03/31/14	15 to 30 Years
Wichita Falls, TX	(f)	—	6,259	—	—	—	6,259	6,259	(2,454)	1997	05/23/05	13 to 20 years
Woodbury, MN	(a)	1,213	1,706	—	—	1,213	1,706	2,919	(52)	1976	03/31/14	15 to 30 Years

Apparel
Canton, MA	37,101	28,693	27,813	—	—	28,693	27,813	56,506	(7,390)	1962	02/01/06	15 to 30 years
Fort Smith, AR	9,385	3,124	8,264	—	—	3,124	8,264	11,388	(823)	2001	07/17/13	7 to 27 Years
Grand Forks, ND	(c )	1,516	10,008	—	—	1,516	10,008	11,524	(408)	2006	07/17/13	9 to 46 Years
Lake Zurich, IL	9,075	4,860	6,935	—	—	4,860	6,935	11,795	(528)	2000	07/17/13	7 to 32 Years
Lenexa, KS	(b)	919	2,476	—	—	919	2,476	3,395	(113)	2005	07/17/13	2 to 47 Years
Olathe, KS	(c )	3,505	5,847	—	279	3,505	6,126	9,631	(409)	1995	07/17/13	9 to 35 Years
Tilton, NH	(c )	3,959	—	—	—	3,959	—	3,959	—	(g)	07/17/13	13 to 13 Years
Tilton, NH	(c )	7,421	19,607	—	—	7,421	19,607	27,028	(1,768)	1998	07/17/13	8 to 27 Years
Voorhees, NJ	(a)	2,027	6,776	—	—	2,027	6,776	8,803	(742)	1970	07/17/13	5 to 25 Years
Wichita, KS	(c )	2,163	7,036	—	—	2,163	7,036	9,199	(420)	1996	07/17/13	8 to 36 Years

Home Furnishings
Abilene, TX	(a)	1,316	2,649	—	—	1,316	2,649	3,965	(725)	2000	05/19/05	15 to 40 years
Alpharetta, GA	(b)	2,819	3,139	—	—	2,819	3,139	5,958	(152)	2000	07/17/13	5 to 43 Years
Amarillo, TX	4,026	1,481	4,999	—	—	1,481	4,999	6,480	(304)	1980	07/17/13	9 to 36 Years
Ashland, KY	(a)	775	2,037	—	—	775	2,037	2,812	(606)	1990	07/06/07	12 to 27 years
Ashland, KY	(a)	629	754	—	—	629	754	1,383	(259)	1993	07/06/07	12 to 27 years
Bensalem, PA	(a)	1,653	3,085	—	—	1,653	3,085	4,738	(976)	1987	01/03/07	15 to 30 years
Chicago, IL	17,026	4,893	1,000	(2,352)	(471)	2,541	529	3,070	(70)	2007	07/17/13	10 to 48 Years
Chillicothe, OH	(a)	499	2,296	—	—	499	2,296	2,795	(678)	1995	07/06/07	12 to 27 years
Collierville, TN	(b)	1,114	6,726	—	—	1,114	6,726	7,840	(418)	2012	07/17/13	9 to 49 Years
Columbia, SC	(b)	596	872	—	216	596	1,088	1,684	(46)	1998	07/17/13	13 to 45 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Denver, CO	(c )	7,840	9,299	—	—	7,840	9,299	17,139	(1,143)	1991	07/17/13	5 to 20 Years
Eau Claire, WI	(a)	1,597	6,964	—	—	1,597	6,964	8,561	(2,178)	2004	04/08/05	15 to 30 years
El Paso, TX	(a)	1,536	3,852	—	—	1,536	3,852	5,388	(1,223)	1973	10/29/04	15 to 30 years
Fairless Hills, PA	(a)	3,655	5,271	—	—	3,655	5,271	8,926	(1,762)	1994	01/03/07	15 to 30 years
Fargo, ND	4,800	2,095	8,525	—	—	2,095	8,525	10,620	(441)	2004	07/17/13	8 to 32 Years
Glendale, AZ	(b)	1,395	4,242	—	—	1,395	4,242	5,637	(242)	2001	07/17/13	2 to 45 Years
Hermantown, MN	(a)	1,881	7,761	—	—	1,881	7,761	9,642	(1,808)	2003	04/08/05	15 to 40 years
Hurricane, WV	(a)	727	3,005	—	—	727	3,005	3,732	(856)	1998	07/06/07	12 to 27 years
Independence, MO	(c )	2,157	2,597	—	—	2,157	2,597	4,754	(263)	1999	07/17/13	7 to 21 Years
Kentwood, MI	(b)	1,145	4,085	—	—	1,145	4,085	5,230	(188)	1986	07/17/13	4 to 38 Years
Maple Shade, NJ	(b)	1,942	3,792	—	—	1,942	3,792	5,734	(375)	2007	07/17/13	5 to 25 Years
Morrisville, PA	(a)	1,345	8,288	—	—	1,345	8,288	9,633	(2,171)	2004	01/03/07	15 to 40 years
Newington, CT	(c )	1,778	4,496	—	—	1,778	4,496	6,274	(191)	2006	07/17/13	8 to 45 Years
Parkersburg, WV	(a)	1,800	3,183	—	—	1,800	3,183	4,983	(1,054)	1976	07/06/07	12 to 27 years
Pocatello, ID	17,250	3,682	10,658	—	—	3,682	10,658	14,340	(688)	2006	07/17/13	5 to 38 Years
Portsmouth, OH	(a)	561	1,563	—	—	561	1,563	2,124	(484)	1988	07/06/07	12 to 27 years
Reading, PA	4,257	449	3,222	—	—	449	3,222	3,671	(118)	1997	07/17/13	8 to 40 Years
South Point, OH	(a)	848	2,948	—	—	848	2,948	3,796	(859)	1990	07/06/07	12 to 27 years
St. Louis, MO	(a)	785	1,023	—	—	785	1,023	1,808	(46)	1989	08/30/13	15 to 40 Years
Staunton, VA	(b)	578	2,063	—	264	578	2,327	2,905	(213)	1988	07/17/13	5 to 20 Years
Victoria, TX	8,288	2,631	7,710	—	—	2,631	7,710	10,341	(506)	2006	07/17/13	3 to 43 Years

Health and Fitness
Aurora, CO	4,777	1,452	4,413	—	—	1,452	4,413	5,865	(233)	1995	07/17/13	11 to 30 Years
Brooklyn Park, MN	(c )	3,176	7,771	—	—	3,176	7,771	10,947	(450)	2008	07/17/13	10 to 35 Years
Chandler, AZ	(a)	1,028	5,318	—	—	1,028	5,318	6,346	(233)	2001	07/17/13	8 to 40 Years
Chicago, IL	(a)	1,009	2,965	—	—	1,009	2,965	3,974	(105)	2008	12/09/13	14 to 40 Years
Clinton Township, MI	(a)	5,430	7,254	(2,562)	(1,160)	2,868	6,094	8,962	(251)	1999	01/09/07	3 to 30 years
Greenwood, IN	(c )	1,973	9,764	—	—	1,973	9,764	11,737	(417)	2007	07/17/13	10 to 42 Years
Keizer, OR	(a)	1,208	4,089	—	—	1,208	4,089	5,297	(969)	1988	12/01/05	15 to 40 years
League City, TX	(c )	2,514	6,767	—	—	2,514	6,767	9,281	(320)	2008	07/17/13	10 to 42 Years
Matteson, IL	(c )	4,587	6,328	—	—	4,587	6,328	10,915	(372)	2007	07/17/13	10 to 34 Years
Modesto, CA	(b)	2,350	5,923	—	—	2,350	5,923	8,273	(23)	1964	12/05/14	10 to 30 Years
Naperville, IL	(c )	5,015	6,946	—	—	5,015	6,946	11,961	(368)	2007	07/17/13	9 to 38 Years
O' Fallon, MO	5,425	1,669	6,054	—	—	1,669	6,054	7,723	(319)	2007	07/17/13	9 to 34 Years
O'Fallon, IL	3,650	2,243	5,002	—	—	2,243	5,002	7,245	(283)	2005	07/17/13	6 to 37 Years
Olathe, KS	4,817	1,816	5,526	—	—	1,816	5,526	7,342	(278)	2007	07/17/13	12 to 39 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Phoenix, AZ	(b)	642	2,245	—	—	642	2,245	2,887	(23)	1988	09/30/14	14 to 30 Years
Saint Cloud, MN	(a)	912	1,427	—	—	912	1,427	2,339	—	1989	12/16/14	15 to 20 Years
Salem, OR	(a)	941	2,620	1,018	5,041	1,959	7,661	9,620	(1,733)	1996	12/01/05	15 to 40 years
Salem, OR	(a)	1,509	5,635	—	—	1,509	5,635	7,144	(1,327)	2001	12/01/05	15 to 40 years
Salem, OR	(a)	1,214	4,911	—	—	1,214	4,911	6,125	(1,176)	1980	12/01/05	15 to 40 years
Salem, OR	(a)	1,589	3,834	—	—	1,589	3,834	5,423	(1,225)	1977	12/01/05	15 to 30 years
Sartell, MN	(a)	3,092	3,765	—	—	3,092	3,765	6,857	—	2001	12/16/14	15 to 30 Years
Southaven, MS	(b)	1,187	1,817	—	—	1,187	1,817	3,004	(19)	2014	09/17/14	15 to 40 Years
St. Peters, MO	4,721	1,814	5,810	—	—	1,814	5,810	7,624	(343)	2007	07/17/13	9 to 34 Years
West Chester, OH	(c )	606	9,832	—	—	606	9,832	10,438	(369)	2009	07/17/13	7 to 43 Years

Education
Alpena, MI	(a)	236	2,051	—	—	236	2,051	2,287	(922)	1936	12/17/04	15 to 20 years
Anderson, SC	(c )	870	1,909	—	—	870	1,909	2,779	(114)	2006	07/17/13	8 to 40 Years
Arlington, TX	(a)	365	532	—	—	365	532	897	(52)	2006	07/17/13	10 to 33 Years
Barrington, IL	(a)	1,180	5,939	—	—	1,180	5,939	7,119	(101)	2009	05/30/14	15 to 40 Years
Chicago, IL	(a)	5,057	5,939	—	—	5,057	5,939	10,996	(94)	2009	05/30/14	15 to 40 Years
Columbus, OH	(a)	417	5,100	—	849	417	5,949	6,366	(1,764)	1980	11/15/04	15 to 30 years
Columbus, OH	(a)	1,069	3,363	330	1,340	1,399	4,703	6,102	(2,020)	2004	12/17/04	15 to 20 years
Cummington, MA	(a)	1,177	4,439	—	—	1,177	4,439	5,616	(1,477)	1900	12/07/05	15 to 30 years
Cuyahoga Falls, OH	(a)	279	727	—	—	279	727	1,006	(66)	1974	07/17/13	8 to 25 Years
Duluth, GA	(a)	2,289	4,274	—	—	2,289	4,274	6,563	(1,336)	2007	09/27/07	13 to 48 years
Evans, GA	(b)	508	640	—	—	508	640	1,148	(5)	2003	11/14/14	15 to 30 Years
Grand Chute, WI	(c )	1,524	1,666	—	—	1,524	1,666	3,190	(561)	2005	07/18/05	15 to 50 years
Henderson, NV	(e)	2,757	6,113	—	—	2,757	6,113	8,870	(132)	2010	05/16/14	15 to 40 Years
Hendersonville, NC	(a)	692	2,469	—	—	692	2,469	3,161	(894)	1956	12/07/05	15 to 30 years
Humble, TX	(e)	2,108	7,208	—	—	2,108	7,208	9,316	(291)	2012	12/10/13	15 to 40 Years
Lake Mary, FL	(b)	1,209	1,733	—	—	1,209	1,733	2,942	(19)	2005	09/19/14	15 to 40 Years
Leawood, KS	(a)	1,854	3,914	—	—	1,854	3,914	5,768	(1,314)	1999	09/29/05	15 to 30 years
Lone Tree, CO	(a)	2,020	3,748	—	—	2,020	3,748	5,768	(1,209)	1999	09/29/05	15 to 30 years
Manchester Center, VT	(a)	1,198	4,688	—	—	1,198	4,688	5,886	(1,334)	1935	12/07/05	15 to 40 years
Mesquite, TX	(b)	2,534	1,780	—	—	2,534	1,780	4,314	(197)	1996	07/17/13	8 to 23 Years
Modesto, CA	(a)	386	664	—	—	386	664	1,050	(59)	1986	07/17/13	9 to 22 Years
Mt. Laurel, NJ	(a)	1,404	5,655	—	—	1,404	5,655	7,059	(1,096)	2007	12/21/07	13 to 48 years
Oklahoma City, OK	(a)	290	341	—	—	290	341	631	(37)	1985	07/17/13	11 to 22 Years
Oklahoma City, OK	(a)	277	473	—	—	277	473	750	(44)	1986	07/17/13	11 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Orlando, FL	(b)	1,925	2,529	—	—	1,925	2,529	4,454	(25)	2008	09/19/14	15 to 40 Years
Phoenix, AZ	(c )	4,025	24,772	—	—	4,025	24,772	28,797	(4,937)	2002	05/16/05	15 to 40 years
Phoenix, AZ	(c )	2,381	9,051	—	—	2,381	9,051	11,432	(1,906)	2002	05/16/05	15 to 40 years
Phoenix, AZ	(a)	1,912	1,673	—	—	1,912	1,673	3,585	(568)	1978	02/10/05	15 to 30 years
Phoenix, AZ	(a)	1,840	3,582	266	—	2,106	3,582	5,688	(973)	1975	02/10/05	15 to 40 years
Pittsburgh, PA	(a)	457	693	—	—	457	693	1,150	(94)	1985	07/17/13	5 to 15 Years
Prineville, OR	(a)	571	4,457	—	—	571	4,457	5,028	(1,480)	1940	12/22/05	15 to 30 years
Rochester, NY	(a)	242	539	—	—	242	539	781	(42)	1981	07/17/13	8 to 28 Years
Romeoville, IL	(a)	1,684	5,676	—	—	1,684	5,676	7,360	(992)	2008	06/23/08	14 to 49 years
Sanford, FL	(b)	1,028	1,310	—	—	1,028	1,310	2,338	(16)	2003	09/19/14	15 to 40 Years
Stockbridge, GA	(b)	533	1,236	—	—	533	1,236	1,769	(9)	2000	10/31/14	15 to 30 Years
The Woodlands, TX	(e)	2,039	7,154	—	—	2,039	7,154	9,193	(317)	2011	09/25/13	15 to 40 Years
Tucson, AZ	(a)	983	3,782	(7)	—	976	3,782	4,758	(840)	1978	02/10/05	15 to 40 years
Warrenville, IL	(a)	2,542	3,813	—	—	2,542	3,813	6,355	(1,339)	1999	09/29/05	15 to 30 years
Westmont, IL	(a)	1,375	5,087	—	—	1,375	5,087	6,462	(1,128)	2003	12/28/05	15 to 40 years
Windermere, FL	(b)	2,912	2,670	—	—	2,912	2,670	5,582	(28)	2011	09/19/14	15 to 40 Years
Winter Springs, FL	(b)	534	746	—	—	534	746	1,280	(10)	1987	09/19/14	15 to 30 Years

Home Improvement
Bedford Park, IL	(c )	10,243	11,839	—	—	10,243	11,839	22,082	(1,142)	1992	07/17/13	7 to 25 Years
Blaine, MN	3,185	1,728	3,437	—	—	1,728	3,437	5,165	(168)	2006	07/17/13	8 to 43 Years
Chester, NY	(d)	6,433	—	—	—	6,433	—	6,433	—	(g)	07/17/13	20 to 20 Years
Cincinnati, OH	13,800	6,087	10,984	—	—	6,087	10,984	17,071	(858)	1998	07/17/13	4 to 28 Years
Colma, CA	19,300	21,066	13,597	—	—	21,066	13,597	34,663	(765)	1995	07/17/13	2 to 33 Years
Enterprise, AL	(b)	1,924	5,083	—	261	1,924	5,344	7,268	(506)	1995	07/17/13	1 to 27 Years
Lakewood, CO	6,757	3,822	—	—	—	3,822	—	3,822	—	(g)	07/17/13	18 to 18 Years
Lubbock, TX	(c )	2,644	10,009	—	371	2,644	10,380	13,024	(610)	1996	07/17/13	2 to 36 Years
Midland, TX	(c )	5,827	6,633	—	366	5,827	6,999	12,826	(496)	1996	07/17/13	2 to 35 Years
Tilton, NH	(c )	13,186	—	—	—	13,186	—	13,186	—	(g)	07/17/13	12 to 12 Years

Sporting Goods
Amherst, NY	6,321	1,868	7,503	—	—	1,868	7,503	9,371	(366)	1986	07/17/13	2 to 40 Years
Ankeny, IA	(c )	3,913	3,671	—	—	3,913	3,671	7,584	(380)	2003	10/15/12	15 to 30 years
Aurora, CO	2,804	1,236	2,459	—	—	1,236	2,459	3,695	(132)	2006	07/17/13	6 to 43 Years
Bend, OR	(a)	1,516	4,850	—	—	1,516	4,850	6,366	(201)	2005	08/15/13	10 to 50 Years
DePere, WI	4,133	1,937	1,563	—	—	1,937	1,563	3,500	(125)	2004	07/17/13	10 to 36 Years
Houston, TX	(c )	2,150	—	—	—	2,150	—	2,150	—	1995	07/17/13	0 to 0 Years
Houston, TX	4,625	6,876	—	—	—	6,876	—	6,876	—	1996	07/17/13	0 to 0 Years
Houston, TX	3,045	2,060	—	—	—	2,060	—	2,060	—	1995	07/17/13	0 to 0 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Kenosha, WI	(a)	3,421	7,407	—	—	3,421	7,407	10,828	(1,915)	2004	09/30/04	15 to 40 years
Loveland, CO	(c )	2,329	4,750	—	—	2,329	4,750	7,079	(420)	2001	10/15/12	15 to 30 years
Lufkin, TX	(c )	1,922	2,735	—	—	1,922	2,735	4,657	(200)	2003	07/17/13	9 to 30 Years
Macon, GA	3,478	1,921	4,890	—	—	1,921	4,890	6,811	(329)	2005	07/17/13	10 to 30 Years
Mesa, AZ	(c )	2,040	5,696	—	—	2,040	5,696	7,736	(506)	2005	10/15/12	15 to 30 years
Midvale, UT	(c )	2,931	4,844	—	—	2,931	4,844	7,775	(442)	2002	10/15/12	15 to 30 years
N. Richland Hills, TX	4,207	1,950	—	—	—	1,950	—	1,950	—	1996	07/17/13	0 to 0 Years
New Hartford, NY	(a)	2,168	4,851	—	—	2,168	4,851	7,019	(1,588)	2004	10/08/04	15 to 40 years
Newnan, GA	(b)	2,938	4,471	—	—	2,938	4,471	7,409	(12)	2014	07/03/14	15 to 40 Years
Opelika, AL	(c )	2,117	5,737	—	—	2,117	5,737	7,854	(301)	2012	06/14/13	14 to 40 Years
Phoenix, AZ	(c )	2,098	5,338	—	—	2,098	5,338	7,436	(483)	2003	10/15/12	15 to 30 years
Thornton, CO	(c )	2,836	5,069	—	—	2,836	5,069	7,905	(498)	2003	10/15/12	15 to 30 years
Tuscaloosa, AL	4,033	3,321	4,053	—	—	3,321	4,053	7,374	(155)	2013	09/30/13	14 to 50 Years
Valdosta, GA	(c )	2,930	5,012	—	—	2,930	5,012	7,942	(285)	2012	06/14/13	14 to 40 Years

Automotive Dealers
Caldwell, TX	(a)	1,775	1,725	—	—	1,775	1,725	3,500	(743)	2000	12/31/07	11 to 36 years
Conroe, TX	(a)	4,338	448	955	145	5,293	593	5,886	(1,308)	2005	11/17/06	12 to 47 years
Gettysburg, PA	(a)	1,385	3,259	—	—	1,385	3,259	4,644	(1,164)	2005	02/16/07	5 to 30 years
Greenville, SC	14,129	9,732	11,625	—	—	9,732	11,625	21,357	(738)	1998	07/17/13	3 to 40 Years
Greenville, SC	(a)	2,561	1,526	—	—	2,561	1,526	4,087	(1,027)	1999	12/28/05	15 to 30 years
Huntsville, AL	(a)	778	1,686	—	—	778	1,686	2,464	(550)	1997	02/23/04	15 to 30 years
Independence, MO	(b)	1,058	1,297	—	—	1,058	1,297	2,355	(13)	1968	11/25/14	4 to 15 Years
Irving, TX	(a)	7,348	970	—	—	7,348	970	8,318	(1,789)	1960	06/01/06	12 to 27 years
Irving, TX	(a)	931	268	—	—	931	268	1,199	(135)	1965	04/19/07	12 to 18 years
Jacksonville, FL	(c )	6,155	10,957	—	—	6,155	10,957	17,112	(2,122)	2005	06/30/05	15 to 40 years
Jacksonville, FL	(a)	3,170	938	—	—	3,170	938	4,108	(462)	1989	12/28/05	15 to 30 years
Kennesaw, GA	(b)	3,560	23,582	—	—	3,560	23,582	27,142	(948)	1998	07/17/13	8 to 45 Years
Kennesaw, GA	(a)	3,931	5,334	—	—	3,931	5,334	9,265	(783)	1995	02/16/12	15 to 30 years
Midlothian, VA	(c )	4,775	6,056	—	—	4,775	6,056	10,831	(1,162)	2004	06/30/05	15 to 40 years
Ontario, CA	(c )	7,981	6,937	—	—	7,981	6,937	14,918	(1,322)	2005	06/30/05	15 to 40 years
Pineville, NC	(c )	4,865	1,902	—	—	4,865	1,902	6,767	(193)	2002	07/17/13	10 to 30 Years
Plano, TX	(b)	3,064	2,707	—	—	3,064	2,707	5,771	(1,121)	1992	06/29/07	5 to 30 years
Pompano Beach, FL	(c )	6,153	5,010	—	—	6,153	5,010	11,163	(965)	2004	06/30/05	15 to 40 years
Raleigh, NC	(a)	4,163	4,017	—	—	4,163	4,017	8,180	(499)	1994	07/17/13	4 to 25 Years
Saukville, WI	(a)	2,061	4,794	—	—	2,061	4,794	6,855	(53)	2014	09/30/14	15 to 40 Years
Tulsa, OK	(a)	1,225	373	—	—	1,225	373	1,598	(530)	1999	12/28/05	15 to 20 years
Tulsa, OK	(a)	1,808	4,539	—	—	1,808	4,539	6,347	(1,548)	1992	05/26/06	10 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Entertainment
Austin, TX	(c )	4,425	8,142	—	—	4,425	8,142	12,567	(2,146)	2005	09/30/05	15 to 40 years
Beaverton, OR	(a)	5,608	8,733	—	—	5,608	8,733	14,341	(141)	2010	06/30/14	15 to 40 Years
Conroe, TX	(c )	2,886	5,763	—	—	2,886	5,763	8,649	(1,431)	2004	09/30/05	15 to 40 years
Fort Worth, TX	(c )	2,468	5,418	—	—	2,468	5,418	7,886	(1,355)	2003	09/30/05	15 to 40 years
Grapevine, TX	(c )	2,554	5,377	—	—	2,554	5,377	7,931	(1,359)	2000	09/30/05	15 to 40 years
Las Vegas, NV	41,315	3,225	30,482	—	—	3,225	30,482	33,707	(1,039)	2007	07/17/13	13 to 55 Years
Lewisville, TX	(c )	2,130	4,630	—	—	2,130	4,630	6,760	(1,175)	1998	09/30/05	15 to 40 years
Pflugerville, TX	(b)	6,183	1,349	—	—	6,183	1,349	7,532	(37)	2003	08/29/14	15 to 30 Years
Plano, TX	(c )	3,225	6,302	—	—	3,225	6,302	9,527	(1,551)	2001	09/30/05	15 to 40 years
Vancouver, WA	(a)	2,077	9,395	—	—	2,077	9,395	11,472	(133)	2010	06/30/14	15 to 40 Years

Manufacturing
Annapolis Junction, MD	(a)	2,245	1,105	(1,535)	(547)	710	558	1,268	(185)	1930	09/29/06	15 to 30 years
Avila, IN	(b)	642	4,958	—	—	642	4,958	5,600	—	1990	12/17/14	15 to 30 Years
Byron, IL	(a)	734	4,334	—	—	734	4,334	5,068	(1,769)	1965	12/29/06	10 to 20 years
Dublin, VA	(a)	491	1,401	—	—	491	1,401	1,892	(661)	1985	12/11/06	15 to 20 years
Edon, OH	(b)	642	2,649	—	—	642	2,649	3,291	(1,114)	1953	02/21/07	15 to 20 years
Elk Grove Village, IL	(c )	3,001	5,264	(1,604)	(2,492)	1,397	2,772	4,169	(1,099)	1970	12/28/06	10 to 30 years
Exton, PA	(c )	2,494	7,180	(1,267)	(3,313)	1,227	3,867	5,094	(1,649)	1999	12/28/06	14 to 40 years
Fremont, IN	(a)	427	2,176	—	—	427	2,176	2,603	(649)	1960	02/21/07	15 to 30 years
Grand Chute, WI	(c )	1,738	12,133	(743)	(4,524)	995	7,609	8,604	(3,347)	1966	12/28/06	14 to 30 years
Houston, TX	(b)	2,420	15,723	—	—	2,420	15,723	18,143	(1,049)	1983	07/17/13	2 to 35 Years
Lenexa, KS	(c )	1,463	5,110	(15)	(192)	1,448	4,918	6,366	(1,613)	1985	12/28/06	12 to 30 years
Loudon, TN	(b)	1,188	4,904	—	—	1,188	4,904	6,092	(1,491)	1992	03/31/08	15 to 30 years
Merced, CA	(b)	3,456	9,007	—	—	3,456	9,007	12,463	(2,347)	1998	03/31/08	15 to 30 years
Meridian, CT	(b)	1,766	7,848	—	—	1,766	7,848	9,614	—	1997	12/17/14	15 to 30 Years
Minerva, OH	(b)	649	3,920	(217)	(770)	432	3,150	3,582	(1,436)	1919	02/21/07	8 to 20 years
Nashville, TN	(c )	459	3,261	(91)	(490)	368	2,771	3,139	(849)	1960	12/28/06	14 to 30 years
New Castle, PA	(b)	1,084	5,507	—	—	1,084	5,507	6,591	(399)	1999	07/17/13	8 to 28 Years
Pulaski, VA	(a)	333	1,536	—	—	333	1,536	1,869	(684)	1967	12/11/06	15 to 20 years
Royal Oak, MI	(a)	3,426	7,071	—	—	3,426	7,071	10,497	(2,029)	1952	03/10/06	15 to 30 years
Scottdale, PA	(c )	607	11,008	(114)	(1,331)	493	9,677	10,170	(4,168)	1959	12/28/06	14 to 20 years
Shelbyville, KY	(c )	442	3,028	—	—	442	3,028	3,470	(796)	1973	12/28/06	14 to 30 years
Sidney, OH	(a)	921	4,177	—	—	921	4,177	5,098	(1,798)	1987	12/22/05	13 to 20 years
Troy, MI	(a)	1,128	947	—	—	1,128	947	2,075	(276)	1952	03/10/06	15 to 30 years
Westfield, MA	(c )	3,258	8,090	(94)	(260)	3,164	7,830	10,994	(3,240)	1981	12/28/06	14 to 30 years
Winston-Salem, NC	(c )	927	3,455	—	—	927	3,455	4,382	(248)	1987	07/17/13	5 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Worcester, MA	(c )	3,731	5,193	(1,248)	(1,019)	2,483	4,174	6,657	(2,870)	1971	12/28/06	13 to 20 years

Specialty Retail
Algonquin, IL	(a)	4,171	5,613	—	—	4,171	5,613	9,784	(1,379)	2007	09/05/07	13 to 38 years
Alpharetta, GA	(a)	2,497	2,160	—	—	2,497	2,160	4,657	(894)	1994	06/15/04	15 to 30 years
Alpharetta, GA	(a)	4,079	1,948	—	—	4,079	1,948	6,027	(1,127)	1983	06/15/04	15 to 20 years
Atlanta, GA	(a)	4,863	815	—	—	4,863	815	5,678	(559)	1970	06/15/04	15 to 20 years
Aurora, IL	(a)	1,979	4,111	—	—	1,979	4,111	6,090	(1,186)	1989	09/05/07	13 to 28 years
Avon, OH	(a)	1,550	2,749	—	—	1,550	2,749	4,299	(704)	2007	08/31/07	13 to 38 years
Batavia, IL	(a)	1,857	3,441	—	—	1,857	3,441	5,298	(1,055)	2001	08/31/07	13 to 28 years
Davenport, IA	(a)	2,823	4,475	—	—	2,823	4,475	7,298	(1,218)	2007	08/31/07	13 to 38 years
Downers Grove, IL	(a)	1,772	2,227	—	—	1,772	2,227	3,999	(741)	1994	08/31/07	13 to 28 years
Gurnee, IL	(a)	767	1,632	—	—	767	1,632	2,399	(549)	1999	08/31/07	13 to 28 years
Joliet, IL	(a)	1,700	5,698	—	—	1,700	5,698	7,398	(1,299)	2004	08/31/07	13 to 38 years
Loves Park, IL	(a)	1,551	6,447	—	—	1,551	6,447	7,998	(1,412)	2004	08/31/07	13 to 38 years
Marietta, GA	(a)	4,675	854	—	—	4,675	854	5,529	(581)	1996	06/15/04	15 to 30 years
Marietta, GA	(a)	2,610	865	—	—	2,610	865	3,475	(559)	1977	06/15/04	15 to 20 years
Merrillville, IN	(a)	1,324	3,975	—	—	1,324	3,975	5,299	(1,233)	1986	08/31/07	13 to 28 years
Mundelein, IL	(a)	1,991	4,308	—	—	1,991	4,308	6,299	(1,293)	2002	08/31/07	13 to 28 years
Peoria, IL	(a)	2,497	4,401	—	—	2,497	4,401	6,898	(1,158)	2004	08/31/07	13 to 38 years
Rapid City, SD	4,393	575	2,568	—	—	575	2,568	3,143	(136)	1999	07/17/13	2 to 45 Years
San Antonio, TX	(b)	1,724	2,403	—	625	1,724	3,028	4,752	(122)	2002	07/17/13	3 to 41 Years
Schaumburg, IL	(a)	2,067	2,632	—	—	2,067	2,632	4,699	(823)	2002	08/31/07	13 to 28 years
Soldotna, AK	(a)	1,177	2,245	—	—	1,177	2,245	3,422	(41)	1983	05/22/14	15 to 40 Years
Tinley Park, IL	(a)	1,108	2,091	—	—	1,108	2,091	3,199	(613)	1990	08/31/07	13 to 28 years

Consumer Electronics
Beaumont, TX	8,592	778	9,297	—	—	778	9,297	10,075	(738)	1971	07/17/13	3 to 25 Years
Fairview Heights, IL	35,432	8,638	23,417	—	208	8,638	23,625	32,263	(1,685)	1998	07/17/13	6 to 39 Years
Fayetteville, NC	(c )	1,560	6,893	—	—	1,560	6,893	8,453	(324)	1999	07/17/13	6 to 41 Years
Greensboro, NC	(c )	2,776	3,990	—	—	2,776	3,990	6,766	(183)	2007	07/17/13	10 to 47 Years
Grove City, OH	(c )	2,050	3,288	—	—	2,050	3,288	5,338	(178)	2008	07/17/13	9 to 38 Years
Kansas City, KS	(b)	1,932	5,629	—	—	1,932	5,629	7,561	(268)	2009	07/17/13	6 to 43 Years
Las Cruces, NM	(b)	1,328	2,616	—	—	1,328	2,616	3,944	(134)	2002	07/17/13	8 to 41 Years
Mt Juliet, TN	(c )	2,049	4,604	—	—	2,049	4,604	6,653	(213)	2008	07/17/13	10 to 45 Years
Salt Lake City, UT	18,000	4,955	18,250	—	—	4,955	18,250	23,205	(912)	1999	07/17/13	3 to 40 Years
Santa Clara, CA	(d)	2,873	8,252	—	—	2,873	8,252	11,125	(370)	2002	07/17/13	5 to 48 Years
Taunton, MA	(f)	1,592	3,608	—	—	1,592	3,608	5,200	(258)	2001	07/17/13	9 to 28 Years
Topeka, KS	2,000	542	2,251	—	—	542	2,251	2,793	(91)	2006	07/17/13	3 to 48 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Wayland, MI	(b)	1,947	5,105	—	—	1,947	5,105	7,052	(600)	2000	07/17/13	7 to 22 Years
Wichita, KS	(c )	3,368	6,312	—	—	3,368	6,312	9,680	(434)	1984	07/17/13	7 to 29 Years

Pet Supplies & Service
Bridgeton, MO	(b)	11,465	9,907	—	—	11,465	9,907	21,372	(1,058)	1991	07/17/13	7 to 25 Years
Chattanooga, TN	(c )	1,689	2,837	—	—	1,689	2,837	4,526	(142)	1996	07/17/13	8 to 40 Years
Daytona Beach, FL	(c )	775	3,880	—	—	775	3,880	4,655	(166)	1996	07/17/13	8 to 42 Years
Fredericksburg, VA	(c )	1,783	3,491	—	—	1,783	3,491	5,274	(164)	1997	07/17/13	8 to 44 Years
McCarran, NV	22,000	8,334	37,762	—	—	8,334	37,762	46,096	(2,091)	2008	07/17/13	8 to 40 Years

Office Supplies
Alcoa, TN	(b)	918	3,170	—	—	918	3,170	4,088	(145)	1999	07/17/13	8 to 40 Years
Angola, IN	(b)	431	2,488	—	—	431	2,488	2,919	(110)	1999	07/17/13	1 to 44 Years
Balcones Heights, TX	(c )	1,888	2,117	—	—	1,888	2,117	4,005	(105)	2009	07/17/13	11 to 46 Years
Benton, AR	2,130	1,236	1,926	—	—	1,236	1,926	3,162	(108)	2001	07/17/13	3 to 38 Years
Clarksville, IN	2,900	991	3,161	—	—	991	3,161	4,152	(126)	2006	07/17/13	3 to 48 Years
Crossville, TN	(b)	668	2,705	—	—	668	2,705	3,373	(120)	2001	07/17/13	3 to 46 Years
Dayton, OH	2,130	710	2,417	—	—	710	2,417	3,127	(106)	2005	07/17/13	8 to 47 Years
Enterprise, AL	1,850	675	2,239	—	—	675	2,239	2,914	(107)	2006	07/17/13	8 to 43 Years
Greenville, MS	(b)	583	2,315	—	—	583	2,315	2,898	(120)	2000	07/17/13	1 to 35 Years
Greenville, SC	2,955	742	3,026	—	—	742	3,026	3,768	(111)	2007	07/17/13	3 to 48 Years
Guntersville, AL	(b)	1,039	2,535	—	—	1,039	2,535	3,574	(112)	2001	07/17/13	2 to 46 Years
Laurel, MS	(b)	401	2,164	—	—	401	2,164	2,565	(113)	2002	07/17/13	3 to 35 Years
London, KY	(b)	1,398	2,061	—	—	1,398	2,061	3,459	(103)	2001	07/17/13	3 to 46 Years
Moraine, OH	(b)	781	2,649	—	—	781	2,649	3,430	(120)	2006	07/17/13	2 to 43 Years
Morrisville, NC	(c )	408	2,732	—	—	408	2,732	3,140	(113)	2008	07/17/13	11 to 47 Years
Orangeburg, SC	(b)	621	2,208	—	—	621	2,208	2,829	(100)	1999	07/17/13	12 to 45 Years
Oxford, MS	2,295	1,625	1,024	—	—	1,625	1,024	2,649	(79)	2006	07/17/13	9 to 33 Years
Peru, IL	(b)	963	2,033	—	—	963	2,033	2,996	(122)	1998	07/17/13	1 to 35 Years
Warrensburg, MO	(b)	651	2,261	—	—	651	2,261	2,912	(121)	2001	07/17/13	3 to 38 Years
Warsaw, IN	1,850	590	2,504	—	—	590	2,504	3,094	(117)	1998	07/17/13	11 to 44 Years

Financial Services
Cross Plains, WI	(b)	1,117	1,479	—	—	1,117	1,479	2,596	(260)	2007	07/17/13	1 to 22 Years
Delray Beach, FL	(c )	3,831	16,789	—	—	3,831	16,789	20,620	(592)	1975	07/17/13	8 to 50 Years
Yuma, AZ	(c )	2,583	5,221	—	—	2,583	5,221	7,804	(327)	2008	07/17/13	4 to 46 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Wholesale Clubs
Ft Lauderdale, FL	(c )	6,776	18,649	—	—	6,776	18,649	25,425	(921)	2007	07/17/13	12 to 37 Years
Haverhill, MA	9,100	3,192	15,353	—	—	3,192	15,353	18,545	(876)	2006	07/17/13	11 to 32 Years
Woodstock, GA	(c )	4,383	16,588	—	—	4,383	16,588	20,971	(967)	2002	07/17/13	8 to 33 Years

Dollar Stores
Adair, OK	(c )	264	855	—	—	264	855	1,119	(32)	2012	10/29/13	13 to 40 Years
Altus, OK	(c )	315	918	—	—	315	918	1,233	(33)	2012	10/29/13	13 to 40 Years
Ardmore, TN	1,804	950	1,847	—	—	950	1,847	2,797	(126)	2005	07/17/13	8 to 40 Years
Atoka, OK	(c )	466	1,304	—	—	466	1,304	1,770	(48)	2012	10/29/13	13 to 40 Years
Cabot, AR	(a)	132	404	—	—	132	404	536	(32)	1970	03/31/14	1 to 15 Years
Centre, AL	(c )	233	767	—	—	233	767	1,000	(32)	2001	09/17/13	12 to 40 Years
Claremore, OK	(c )	243	928	—	—	243	928	1,171	(34)	2012	10/29/13	13 to 40 Years
Cowarts, AL	(c )	396	836	—	—	396	836	1,232	(34)	2011	09/17/13	12 to 40 Years
Crossville, AL	(c )	264	849	—	—	264	849	1,113	(35)	2011	09/17/13	12 to 40 Years
Crossville, TN	1,950	1,041	1,871	—	—	1,041	1,871	2,912	(125)	2006	07/17/13	7 to 40 Years
Crystal City, TX	(c )	295	939	—	—	295	939	1,234	(34)	2012	10/29/13	13 to 40 Years
De Soto, KS	(c )	301	1,049	—	—	301	1,049	1,350	(45)	2012	10/29/13	13 to 40 Years
Eastaboga, AL	(c )	223	937	—	—	223	937	1,160	(37)	2001	09/17/13	12 to 40 Years
Emporia, KS	(c )	292	1,176	—	—	292	1,176	1,468	(46)	2012	10/29/13	13 to 40 Years
Enterprise, TN	(c )	255	803	—	—	255	803	1,058	(32)	2011	09/17/13	12 to 40 Years
Fruita, CO	(c )	255	1,025	—	—	255	1,025	1,280	(39)	2012	10/29/13	13 to 40 Years
Gore, OK	(c )	182	924	—	—	182	924	1,106	(36)	2012	10/29/13	13 to 40 Years
Hill City, KS	(c )	243	815	—	—	243	815	1,058	(36)	2012	10/29/13	13 to 40 Years
Hobart, OK	(c )	230	910	—	—	230	910	1,140	(36)	2012	10/29/13	13 to 40 Years
Hobbs, NM	(c )	405	949	—	—	405	949	1,354	(41)	2012	10/29/13	13 to 40 Years
Jasper, AL	(c )	365	1,052	—	—	365	1,052	1,417	(42)	2011	09/17/13	12 to 40 Years
Ketchum, OK	(c )	297	760	—	—	297	760	1,057	(35)	2012	10/29/13	13 to 40 Years
La Cygne, KS	(c )	120	833	—	—	120	833	953	(32)	2012	10/29/13	13 to 40 Years
Las Cruces, NM	(c )	452	900	—	—	452	900	1,352	(38)	2012	10/29/13	13 to 40 Years
Livingston, TN	1,856	1,073	1,889	—	—	1,073	1,889	2,962	(138)	2006	07/17/13	7 to 40 Years
Okay, OK	(c )	200	901	—	—	200	901	1,101	(34)	2012	10/29/13	13 to 40 Years
Ord, NE	(c )	222	1,010	—	—	222	1,010	1,232	(39)	2012	10/29/13	13 to 40 Years
Orrville, AL	(c )	192	826	—	—	192	826	1,018	(36)	2011	09/17/13	12 to 40 Years
Pagosa Springs, CO	(c )	253	1,031	—	—	253	1,031	1,284	(38)	2012	10/29/13	13 to 40 Years
Rehobeth, AL	(c )	259	774	—	—	259	774	1,033	(31)	2011	09/17/13	12 to 40 Years
Sand Springs, OK	(c )	396	1,039	—	—	396	1,039	1,435	(40)	2012	10/29/13	13 to 40 Years
Silt, CO	(c )	334	894	—	—	334	894	1,228	(33)	2012	10/29/13	13 to 40 Years
Spiro, OK	(c )	263	1,099	—	—	263	1,099	1,362	(46)	2012	10/29/13	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2014 (h)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (i)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Stigler, OK	(c )	610	809	—	—	610	809	1,419	(37)	2012	10/29/13	13 to 40 Years
Tallassee, AL	(c )	141	895	—	—	141	895	1,036	(34)	2011	09/17/13	12 to 40 Years
Temple, TX	(c )	414	897	—	—	414	897	1,311	(36)	2012	10/29/13	13 to 40 Years
Texarkana, AR	(a)	303	201	—	—	303	201	504	(12)	1998	03/31/14	4 to 20 Years
Topeka, KS	(c )	313	882	—	—	313	882	1,195	(36)	2012	10/29/13	13 to 40 Years
Tornillo, TX	(c )	255	818	—	—	255	818	1,073	(35)	2012	10/29/13	13 to 40 Years
Walters, OK	(c )	173	1,042	—	—	173	1,042	1,215	(39)	2012	10/29/13	13 to 40 Years
Wetumpka, AL	(c )	303	784	—	—	303	784	1,087	(33)	2011	09/17/13	12 to 40 Years

Other
Bullhead City, NV	(a)	147	489	—	—	147	489	636	(19)	1970	09/30/13	15 to 50 Years
Chicago, IL	(a)	186	1,780	—	—	186	1,780	1,966	(44)	2007	09/30/13	50 to 50 Years
Corpus Christi, TX	(b)	1,790	1,267	—	—	1,790	1,267	3,057	(29)	2014	09/30/14	11 to 30 Years
Gillette, WY	(b)	1,520	4,561	—	—	1,520	4,561	6,081	—	2001	12/30/14	15 to 40 Years
Henderson, CO	(b)	3,240	5,720	—	—	3,240	5,720	8,960	—	1977	12/30/14	15 to 50 Years
Jenison, MI	(b)	1,111	2,207	—	—	1,111	2,207	3,318	(307)	1993	07/17/13	3 to 22 Years
Kings Mountain, NC	(b)	1,774	5,902	—	—	1,774	5,902	7,676	(357)	2007	07/17/13	4 to 52 Years
Las Vegas, NV	(a)	430	3,589	—	—	430	3,589	4,019	(102)	2002	09/30/13	15 to 50 Years
Mesa, AZ	(a)	372	1,398	—	—	372	1,398	1,770	(42)	2003	09/30/13	15 to 50 Years
Phoenix, AZ	(a)	352	2,435	—	—	352	2,435	2,787	(66)	1973	09/30/13	15 to 50 Years
	$795,107	$2,625,950	$4,558,426	$(11,320)	$20,740	$2,614,630	$4,579,166	$7,193,796	$(752,210)

(a)	Represents properties collateralized with Master Trust Debt of $1,710,380.
(b)	Represents properties collateralized with our Credit Facility. No balance outstanding.
(c)	Represents properties collateralized with Fixed CMBS Debt of $977,315.
(d)	Represents properties collateralized with Variable CMBS Debt of $110,685.
(e)	Represents properties collateralized with our Line of Credit of $15,181.
(f)	Represents unencumbered Properties.
(g)	Subject to ground lease and therefore date constructed is not applicable.
(h)	The aggregate cost of properties for federal income tax purposes is approximately $5.79 billion at December 31, 2014.
(i)	As of December 31, 2014, certain properties held for sale had Fixed CMBS encumbrances of $63,759 and are not incldued in the table above.

	2014	2013	2012
Land, buildings, and improvements
Balance at the beginning of the year	$6,519,293	$3,365,424	$3,272,728
Additions:
Acquisitions - Cole/Merger	—	3,148,943	—
Acquisitions/capital expenditures/other additions - non-merger	936,916	402,519	159,112
Deductions:
Dispositions of land, buildings, and improvements	(99,798)	(371,960)	(49,201)
Held for sale	(123,776)	(19,611)	(6,433)
Impairment	(38,839)	(6,022)	(10,782)
Gross Real Estate Balance at close of the year	$7,193,796	$6,519,293	$3,365,424

Accumulated depreciation and amortization
Balance at the beginning of the year	$(590,067)	$(490,938)	$(405,426)
Additions:
Depreciation expense	(194,382)	(130,285)	(94,020)
Deductions:
Dispositions of land, buildings, and improvements	13,528	26,335	7,414
Held for sale	18,711	4,821	1,094
Balance at close of the year	(752,210)	(590,067)	(490,938)

Net Real Estate Investment	$6,441,586	$5,929,226	$2,874,486

Mortgage	Stated Interest Rate	Final Maturity Date (1)		Periodic Payment Terms	Face Amount	Carrying Amount of Mortgages (4)
Automotive parts and service <3%	8.60% - 9.35%	1/1/2021	3/1/2021	Principal & Interest (2)	$30,588	$26,825
Restaurants <3%	9.00% - 10.47%	10/31/2017	7/1/2028	Principal & Interest (3)	81,453	82,221
					$112,041	$109,046

(1) Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity
(2) Balloon payments of $11.9 million at maturity
(3) Balloon payments of $38.5 million at maturity
(4)  Carrying amount of restaurant and automotive parts and services mortgages acquired in the Cole II Merger include calculated premium balances which resulted in the aggregate carrying amounts of mortgages in excess of the initial recorded face amounts.

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2014
(In thousands)

	2014	2013	2012
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$117,291	$44,916	$54,644
Additions during period
Mortgage loans acquired in Merger Transaction	—	66,238	—
Premium on mortgage loans acquired in Merger	—	15,195	—
New mortgage loans	—	650	—
Other capitalized loan origination costs	—	—	—
Deductions during period
Collections of principal	(5,720)	(4,499)	(9,529)
Sales	—	—	—
Foreclosures	—	(3,863)	—
Amortization of premium	(2,525)	(1,334)	(176)
Amortization of capitalized loan origination costs	—	(12)	(23)
Mortgage loans receivable December 31,	109,046	117,291	44,916
Mortgage loan loss provisions	—	—	(4,840)
	109,046	117,291	40,076
Equipment and other loans receivable	379	430	12,043
Provision for other loan loss	—	—	(257)
	379	430	11,786
Total loans receivable	$109,425	$117,721	$51,862

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
Date: February 26, 2015

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Thomas H. Nolan Jr., Michael A. Bender and Ryan A. Berry, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas H. Nolan Jr.	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 26, 2015

/s/ Michael A. Bender	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ Kevin M. Charlton	Director	February 26, 2015

/s/ Todd A. Dunn	Director	February 26, 2015

/s/ David J. Gilbert	Director	February 26, 2015

/s/ Richard I. Gilchrist	Director	February 26, 2015

/s/ Diane M. Morefield	Director	February 26, 2015

/s/ Sheli Z. Rosenberg	Director	February 26, 2015

/s/ Thomas D. Senkbeil	Director	February 26, 2015

/s/ Nicholas P. Shepherd	Director	February 26, 2015