Form 10-Q
period 2015-03-31
Spirit Realty Capital, Inc.
filed 2015-05-08
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of May 4, 2015, there were 441,445,875 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$600.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
Additional Collateral Deposit	A cash reserve deposit or letter of credit in the amount of $8.0 million required pursuant to an amendment of a certain CMBS loan agreement
AFFO	Adjusted Funds From Operations
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDAR	Earnings Before Interest, Taxes, Depreciation, Amortization and Rent
Excess Cash	Rent received in excess of debt service obligations
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Offer	Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued Master Trust 2014 notes in May 2014
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles
Incentive Award Plan	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program

Definitions:
Master Trust Notes	The Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
TSR	Total Shareholder Return
Walgreens	Walgreen Company

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,666,746	$2,614,630
Buildings and improvements	4,651,097	4,579,166
Total real estate investments	7,317,843	7,193,796
Less: accumulated depreciation	(779,083)	(752,210)
	6,538,760	6,441,586
Loans receivable, net	107,403	109,425
Intangible lease assets, net	573,925	590,073
Real estate assets under direct financing leases, net	52,852	56,564
Real estate assets held for sale, net	177,237	119,912
Net investments	7,450,177	7,317,560
Cash and cash equivalents	108,134	176,181
Deferred costs and other assets, net	149,789	183,173
Goodwill	291,421	291,421
Total assets	$7,999,521	$7,968,335
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities, net	$181,518	$12,780
Mortgages and notes payable, net	3,456,609	3,629,998
Convertible Notes, net	681,109	678,190
Total debt, net	4,319,236	4,320,968
Intangible lease liabilities, net	204,161	205,968
Accounts payable, accrued expenses and other liabilities	122,973	123,298
Total liabilities	4,646,370	4,650,234
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 418,935,311 issued shares and 418,401,109 outstanding shares at March 31, 2015 and 411,824,039 issued shares and 411,350,440 outstanding shares at December 31, 2014	4,189	4,118
Capital in excess of par value	4,443,468	4,361,320
Accumulated deficit	(1,087,306)	(1,041,392)
Accumulated other comprehensive loss	(1,618)	(1,083)
Treasury stock, at cost	(5,582)	(4,862)
Total stockholders’ equity	3,353,151	3,318,101
Total liabilities and stockholders’ equity	$7,999,521	$7,968,335
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rentals	$154,518	$137,479
Interest income on loans receivable	1,722	1,837
Earned income from direct financing leases	795	846
Tenant reimbursement income	4,631	3,319
Interest income and other	621	491
Total revenues	162,287	143,972
Expenses:
General and administrative	12,600	11,067
Property costs	7,407	5,282
Real estate acquisition costs	1,093	1,281
Interest	57,914	54,399
Depreciation and amortization	66,296	60,549
Impairments	1,624	1,707
Total expenses	146,934	134,285
Income from continuing operations before other expense and income tax expense	15,353	9,687
Other expense:
Loss on debt extinguishment	(1,230)	—
Total other expense	(1,230)	—
Income from continuing operations before income tax expense	14,123	9,687
Income tax expense	(362)	(217)
Income from continuing operations	13,761	9,470
Discontinued operations:
Income from discontinued operations	227	3,054
Loss on dispositions of assets	—	(7)
Income from discontinued operations	227	3,047
Income before gain on dispositions of assets	13,988	12,517
Gain on dispositions of assets	11,336	1,722
Net income attributable to common stockholders	$25,324	$14,239
Net income per share of common stock—basic:
Continuing operations	$0.06	$0.03
Discontinued operations	—	0.01
Net income per share attributable to common stockholders—basic	$0.06	$0.04
Net income per share of common stock—diluted:
Continuing operations	$0.06	$0.03
Discontinued operations	—	0.01
Net income per share attributable to common stockholders—diluted	$0.06	$0.04
Weighted average common shares outstanding:
Basic	411,017,895	368,684,942
Diluted	411,622,434	369,387,638
Dividends declared per common share issued	$0.17000	$0.16625
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$25,324	$14,239
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(852)	(402)
Net cash flow hedge losses reclassified to operations	317	323
Total comprehensive income	$24,789	$14,160
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2014	411,824,039	$4,118	$4,361,320	$(1,041,392)	$(1,083)	(473,599)	$(4,862)	$3,318,101
Net income	—	—	—	25,324	—	—	—	25,324
Other comprehensive loss	—	—	—	—	(535)	—	—	(535)
Dividends declared on common stock	—	—	—	(71,123)	—	—	—	(71,123)
Repurchase of common shares	—	—	—	—	—	(60,603)	(720)	(720)
Issuance of common shares, net	6,610,100	66	78,486	—	—	—	—	78,552
Stock-based compensation, net	501,172	5	3,662	(115)	—	—	—	3,552
Balances, March 31, 2015	418,935,311	$4,189	$4,443,468	$(1,087,306)	$(1,618)	(534,202)	$(5,582)	$3,353,151
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$25,324	$14,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,296	60,549
Impairments	1,658	1,707
Amortization of deferred financing costs	2,072	973
Derivative net settlements, amortization and other interest rate hedge losses	(28)	(26)
Amortization of debt discounts (premiums)	476	(929)
Stock-based compensation expense	3,827	2,452
Loss on debt extinguishment	1,230	—
Debt extinguishment costs	(2,733)	—
Gains on dispositions of real estate and other assets, net	(11,336)	(1,715)
Non-cash revenue	(4,809)	(3,962)
Other	(14)	121
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,938)	(1,510)
Accounts payable, accrued expenses and other liabilities	(420)	(6,055)
Net cash provided by operating activities	79,605	65,844
Investing activities
Acquisitions/investments of real estate	(265,740)	(157,972)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,452	1,319
Proceeds from dispositions of real estate and other assets	71,547	6,243
Transfers of net sales proceeds (to) from restricted accounts under 1031 Exchanges	(6,937)	20,784
Transfers of net sales proceeds from (to) Master Trust Release	43,412	(6,345)
Net cash used in investing activities	(156,266)	(135,971)
Financing activities
Borrowings under Revolving Credit Facilities	345,000	180,535
Repayments under Revolving Credit Facilities	(175,101)	(80,049)
Borrowings under mortgages and notes payable	—	10,000
Repayments under mortgages and notes payable	(167,102)	(14,116)
Deferred financing costs	(3,562)	(503)
Proceeds from issuance of common stock, net of offering costs	78,552	—
Proceeds from exercise of stock options	—	183
Purchase of treasury stock	(720)	(104)
Dividends paid/distributions to equity owners	(70,046)	(61,573)
Transfers from (to) escrow deposits with lenders	1,593	(850)
Net cash provided by financing activities	8,614	33,523
Net decrease in cash and cash equivalents	(68,047)	(36,604)
Cash and cash equivalents, beginning of period	176,181	66,588
Cash and cash equivalents, end of period	$108,134	$29,984
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 1. Organization
Company Organization and Operations
The Company operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis predominantly to tenants operating within retail, office and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
The Company’s operations are carried out through the Operating Partnership. OP Holdings, one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Corporation and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.

As of March 31, 2015, our undepreciated gross investment in real estate and loans totaled approximately $8.23 billion, representing investments in 2,547 properties, including properties securing mortgage loans made by the Company. Of this amount, 98.7% consisted of our gross investment in real estate, representing ownership of 2,402 properties, having a gross investment of $8.12 billion, and the remaining 1.3% consisted of commercial mortgage loans receivable, having a gross investment of $107.4 million, secured by the remaining 145 properties or other related assets.
Recent Developments

2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into a new $600.0 million unsecured Credit Agreement with various lenders with an initial term that expires on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to certain requirements). The 2015 Credit Facility initially bears interest at a borrowing margin of LIBOR plus 1.70% and replaces the Operating Partnership’s previous secured $400.0 million revolving credit facility. The Credit Agreement includes an accordion feature to increase the size of the 2015 Credit Facility to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments.
ATM Program Activity

During the three months ended March 31, 2015, the Corporation sold 6.6 million shares of its common stock having aggregate gross proceeds of $79.8 million and aggregate net sales proceeds of $78.6 million under its ATM Program.
Acquisitions and Dispositions

During the three months ended March 31, 2015, the Company purchased 53 properties, representing an aggregate gross investment in real estate properties of $265.5 million, which includes $0.2 million in revenue producing capital expenditures in existing properties. During the same period, the Company sold 15 properties for $77.2 million in gross sales proceeds. See Note 3 for additional discussion of the Company's investments.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The unaudited consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). As a result, the majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At March 31, 2015 and December 31, 2014, net assets totaling $5.2 billion and $5.7 billion, respectively, were held, and net liabilities totaling $3.6 billion and $3.8 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation. During the quarter ended March 31, 2015, the Company elected to early adopt ASU 2015-03 described below. Under the ASU, capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheet, are presented as a direct deduction from the carrying amount of the debt liability these costs relate to and retrospectively applied to prior periods. As of December 31, 2014, unamortized deferred financing costs of approximately $48.7 million were previously presented in deferred costs and other assets, net on the consolidated balance sheet and are now included as a reduction of debt. At March 31, 2015, unamortized deferred financing costs of $48.5 million are presented as a reduction of debt (see Note 4).
Segment Reporting
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Lease Intangibles - Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in the Company’s consolidated statements of operations.
Allowance for Doubtful Accounts

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. The Company provided for reserves for uncollectible amounts totaling $9.2 million and $8.4 million at March 31, 2015 and December 31, 2014, respectively, against accounts receivable balances of $22.4 million and $21.3 million, respectively; receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables. The Company established a provision for losses of $9.0 million and $10.9 million at March 31, 2015 and December 31, 2014, respectively, against deferred rental revenue receivables of $50.7 million and $48.3 million, respectively.
Loans Receivable
Impairment and Allowance for Loan Losses - The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. There was no allowance for loan losses at March 31, 2015 or December 31, 2014.
A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2015 and December 31, 2014, there were no mortgages or notes on nonaccrual status.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Collateral deposits (1)	$29,783	$29,483
Tenant improvements, repairs, and leasing commissions (2)	13,130	13,427
Master Trust Release (3)	9,658	53,069
Title company escrow (4)	6,937	—
Loan impounds (5)	671	794
Other (6)	2,097	3,571
	$62,276	$100,344
(1) Funds held in reserve by lenders which, at their sole discretion, can be applied to the repayment of debt. Any funds remaining on deposit after the debt is paid in full are released to the borrower.
(2) Deposits held on collateral properties by lenders that are reserved to fund tenant improvements, repairs and leasing commissions incurred to secure a new tenant.
(3) Proceeds from the sale of assets within the Spirit Master Funding Program, which are held on deposit as collateral until a qualifying substitution is made.
(4) Includes net sales proceeds from property dispositions that can be released upon qualified re-investment from 1031 Exchanges.
(5) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.
(6) Funds held in lender controlled accounts released within the following month after debt service requirements are met.

A significant amount of these reserves were established in connection with obtaining lender consents relating to our IPO during 2012 and the Cole II Merger during 2013.
Income Taxes
The Company has elected to be taxed as a REIT under the Code. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders, and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.
Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations. Taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary is subject to federal, state, and local taxes, which are not material.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by the Company as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on the Company's financial position or results of operations upon adoption.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The Company early adopted the provisions of ASU 2015-03 beginning with the period ended March 31, 2015, and has applied the provisions retrospectively.

Note 3. Investments
Real Estate Investments

As of March 31, 2015, the Company's gross investment in real estate and loans totaled approximately $8.23 billion, representing investments in 2,547 properties, including 145 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with an 11.9% investment, accounting for more than 10% of the total dollar amount of the Company’s investment portfolio.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs. Therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement.

During the three months ended March 31, 2015, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments, net
	Owned (3)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2014	2,364	145	2,509	$7,934,938	$109,425	$8,044,363
Acquisitions/improvements (1) (3)	53	—	53	265,740	—	265,740
Dispositions of real estate (2) (3)	(15)	—	(15)	(78,428)	—	(78,428)
Principal payments and payoffs	—	—	—	—	(1,403)	(1,403)
Impairments	—	—	—	(1,555)	—	(1,555)
Write off of gross lease intangibles	—	—	—	(1,844)	—	(1,844)
Loan premium amortization and other	—	—	—	(49)	(619)	(668)
Gross balance, March 31, 2015	2,402	145	2,547	$8,118,802	$107,403	$8,226,205
Accumulated depreciation and amortization				(981,784)	—	(981,784)
Other non-real estate assets held for sale				1,595	—	1,595
Net balance, March 31, 2015				$7,138,613	$107,403	$7,246,016
(1) Includes investments of $0.2 million in revenue producing capitalized expenditures, as well as $0.2 million of non-revenue producing capitalized maintenance expenditures. Capitalized maintenance expenditures are not included in the Company's gross investments in real estate disclosed elsewhere.
(2) The total accumulated depreciation and amortization associated with these dispositions of real estate was $12.5 million.
(3) During the three months ended March 31, 2015, the Company sold 6 properties for $39.4 million under 1031 Exchanges of which $32.5 million of this amount was used to partially fund 4 property acquisitions.
(4) At March 31, 2015 and December 31, 2014, 42 and 37, respectively, of the Company's properties were vacant, not subject to a lease and in the Company’s possession; of this amount 14 and 8, respectively, of these properties were held for sale.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases at March 31, 2015 (in thousands):

Remainder of 2015	$459,105
2016	600,209
2017	585,456
2018	570,474
2019	550,798
Thereafter	4,320,779
Total future minimum rentals	$7,086,821
Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.
Certain of the Company’s leases contain tenant purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options.
Loans Receivable
The following table details loans receivable, net of premium (in thousands):

	March 31, 2015	December 31, 2014
Mortgage - principal	$95,204	$96,594
Mortgage - premium	11,833	12,452
Mortgages, net	107,037	109,046
Other note - principal	366	379
Total loans receivable, net	$107,403	$109,425
The mortgage loans are secured by single-tenant commercial properties and may provide for scheduled increases in interest rates over the term of the loans. The other note receivable is unsecured.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2015	December 31, 2014
In-place leases	$670,127	$676,665
Above-market leases	100,125	100,568
Less: accumulated amortization	(196,327)	(187,160)
Intangible lease assets, net	$573,925	$590,073

Below-market leases	$239,050	$237,593
Less: accumulated amortization	(34,889)	(31,625)
Intangible lease liabilities, net	$204,161	$205,968
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $1.4 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The value of in-place leases

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

amortized and included in depreciation and amortization expense was $12.8 million and $13.4 million for the three months ended March 31, 2015 and 2014, respectively.
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	March 31, 2015	December 31, 2014
Minimum lease payments receivable	$15,053	$15,897
Estimated residual value of leased assets	52,195	55,858
Unearned income	(14,396)	(15,191)
Total	$52,852	$56,564

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale, for continuing and discontinued operations, for the three months ended March 31, 2015:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2014	19	5	24	$110,918	$8,994	$119,912
Transfers from real estate investments	23	—	23	105,976	(34)	105,942
Sales	(10)	—	(10)	(48,617)	—	(48,617)
Balance, March 31, 2015	32	5	37	$168,277	$8,960	$177,237

Properties included in discontinued operations as of March 31, 2015, are collateral assets under the 2014 Master Trust securitization. The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the accompanying consolidated balance sheets (in thousands):

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Land and improvements	$5,335	$5,351
Buildings and improvements	5,780	5,798
Total real estate investments	11,115	11,149
Less: accumulated depreciation	(2,167)	(2,167)
Intangible lease assets, net	460	460
Total assets	$9,408	$9,442

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448

Net assets	$8,960	$8,994
Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Real estate and intangible asset impairment	$1,043	$1,637
Write-off of lease intangibles due to lease terminations, net	512	70
Total impairments from real estate investment net assets	1,555	1,707
Other impairment	103	—
Total impairment loss in continuing and discontinued operations	$1,658	$1,707

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 4. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Term (3)	March 31, 2015	December 31, 2014
			(in Years)	(In Thousands)
Revolving Credit Facilities	NM	2.23%	3.8	$185,081	$15,181
Master Trust Notes	5.44%	5.04%	7.9	1,705,910	1,710,380
CMBS - fixed-rate	5.45%	5.86%	3.0	1,671,951	1,836,181
CMBS - variable-rate (4)	3.50%	3.30%	2.5	110,598	110,685
Convertible Notes	4.84%	3.28%	5.0	747,500	747,500
Unsecured fixed rate promissory note	9.12%	7.00%	6.8	1,269	1,293
	5.33%	4.89%	5.3	4,422,309	4,421,220
Debt discount, net				(54,574)	(51,586)
Deferred financing costs, net (5)				(48,499)	(48,666)
Total debt, net				$4,319,236	$4,320,968
(1) The effective interest rates include amortization of debt discount, amortization of deferred financing costs and non-utilization fees, where applicable, calculated for the three months ended March 31, 2015 and based on the average principal balance outstanding during the period. The average outstanding principal balance of the Revolving Credit Facilities was not significant during the three months ended March 31, 2015, resulting in an effective interest rate that was not meaningful.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of March 31, 2015.
(3) Represents the weighted average time to maturity based on the outstanding principal balance as of March 31, 2015.
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 5).
(5) The Company early adopted ASU 2015-03 requiring deferred financing costs to be presented as a direct deduction from the carrying amount of the related indebtedness.
Revolving Credit Facilities
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement and established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The 2015 Credit Facility includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.
The 2015 Credit Facility bears interest at LIBOR plus 1.70% based the Company's current leverage grid pricing per annum, with an unused fee of 0.15%. If the Corporation obtains an investment grade rating of its senior unsecured long-term indebtedness of at least BBB- or Baa3 from S&P or Moody's, respectively, the Operating Partnership may make an irrevocable election to change the grid pricing for the 2015 Credit Facility from leverage based to credit rating based pricing. Upon such an event, the 2015 Credit Facility will bear interest at a rate equal to either LIBOR plus 0.875% to 1.55% per annum. In each case, the applicable borrowing margin depends on the credit rating for the Corporation.

If the Corporation obtains an investment grade credit rating from either S&P or Moody’s, the Operating Partnership will be required to pay a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, depending on the credit rating for the Corporation.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and certain of the existing and future subsidiaries that are not currently securing or anticipated to secure other indebtedness. The 2015 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.

As a result of entering into the 2015 Credit Facility, the Company incurred origination costs of $3.5 million. These costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility.

As of March 31, 2015, $170.0 million was outstanding and $430.0 million of borrowing capacity was available under the 2015 Credit Facility. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2015, the Corporation and the Operating Partnership were in compliance with these financial covenants.
2013 Credit Facility
On March 31, 2015, the secured 2013 Credit Facility was terminated and its outstanding borrowings were repaid with proceeds from the 2015 Credit Facility.  Properties securing this facility became unencumbered upon its termination. The 2013 Credit Facility's borrowing margin was LIBOR plus 2.50% based on the Company's current leverage grid pricing per annum, with an unused fee of 0.35%. Upon terminating the 2013 Credit Facility, the Company recognized debt extinguishment costs of $2.0 million, resulting from the write-off of unamortized deferred financing costs.
Line of Credit
A special purpose entity indirectly owned by the Corporation has access to a $40.0 million secured revolving line of credit. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. As of March 31, 2015, $15.1 million was outstanding on the Line of Credit under three separate advances and secured by three properties. Outstanding advances under the Line of Credit incurred a weighted average effective interest rate of 3.89% during the three months ended March 31, 2015. The weighted average stated rate as of March 31, 2015 was 3.58%. The ability to borrow under the Line of Credit is subject to the Operating Partnership and special purpose entity's ongoing compliance with a number of customary financial covenants. As of March 31, 2015, the Operating Partnership and, if applicable, the special purpose entity were in compliance with these financial covenants.
Master Trust Notes

The Company has access to an asset-backed securitization platform, the Spirit Master Funding Program, to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. The Spirit Master Funding Program consists of two separate securitization trusts, Master Trust 2013 and Master Trust 2014, each of which have one or multiple bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. Each issuer is an indirect wholly-owned subsidiary of the Corporation.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The Master Trust Notes are summarized below:

	Effective Interest Rates (1)	Stated Rates (2)	Remaining Term	March 31, 2015	December 31, 2014
			(in Years)	(in Thousands)
Series 2014-1 Class A1	6.0%	5.1%	5.2	$72,933	$75,489
Series 2014-1 Class A2	6.0%	5.4%	5.3	253,300	253,300
Series 2014-2	6.1%	5.8%	6.0	232,086	232,867
Series 2014-3	6.0%	5.7%	7.0	312,600	312,705
Series 2014-4 Class A1	3.9%	3.5%	4.8	150,000	150,000
Series 2014-4 Class A2	4.8%	4.6%	14.8	360,000	360,000
Total Master Trust 2014 notes	5.5%	5.1%	8.2	1,380,919	1,384,361
Series 2013-1 Class A	4.6%	3.9%	3.7	125,000	125,000
Series 2013-2 Class A	5.6%	5.3%	8.7	199,991	201,019
Total Master Trust 2013 notes	5.2%	4.7%	6.8	324,991	326,019
				1,705,910	1,710,380
Debt discount, net				(25,916)	(26,903)
Deferred financing costs, net				(21,808)	(22,113)
Total Master Trust Notes, net				$1,658,186	$1,661,364
(1) The effective interest rates include amortization of debt discount and amortization of deferred financing costs calculated for the three months ended March 31, 2015 based on the average principal balance outstanding during the period.
(2) Represents the individual series stated interest rate as of March 31, 2015 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of March 31, 2015.

As of March 31, 2015, the Master Trust 2014 notes were secured by 963 properties, including 82 properties securing mortgage loans issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of March 31, 2015, the Master Trust 2013 notes were secured by 313 properties, including 77 properties securing mortgage loans, issued by a single indirect wholly-owned subsidiary of the Corporation.

CMBS

As of March 31, 2015, indirect wholly-owned subsidiaries of the Corporation were borrowers under 163 fixed and 11 variable-rate non-recourse loans which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of March 31, 2015 for these fixed-rate notes ranged from 3.90% to 8.39%. The stated interest rates as of March 31, 2015 for the variable-rate notes ranged from 2.67% to 3.68%. As of March 31, 2015, these fixed and variable-rate loans were secured by 505 and 123 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 4.55% on a significant portion of the variable-rate debt (see Note 5).

As of March 31, 2015, certain borrowers were in default under the loan agreements relating to four separate CMBS fixed-rate loans where the 12 properties securing the respective loans are no longer generating sufficient revenue to pay the required debt service. The default interest rate on these loans was between 9.52% and 10.88%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of March 31, 2015, the aggregate principal balance under the defaulted CMBS loans was $77.4 million, which includes $4.4 million of interest added to principal. In addition, approximately $14.0 million of lender controlled restricted cash is being held in connection these loans that may be applied to reduce amounts owed.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Convertible Notes

In May 2014, the Corporation issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021.

The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price). Earlier conversion may be triggered if shares of the Corporation's common stock trade higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.

In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of March 31, 2015, the unamortized discount was $49.4 million. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheet, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of March 31, 2015, the unamortized deferred financing costs relating to the Convertible Notes was $17.0 million.

Debt Extinguishment

During the quarter ended March 31, 2015, the Company extinguished a total of $162.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.76% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a net loss on debt extinguishment of approximately $1.2 million.

Debt Maturities

As of March 31, 2015, scheduled debt maturities of the Company’s Revolving Credit Facilities, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2015 (1)	$22,363	$230,032	$252,395
2016	29,090	284,930	314,020
2017	28,535	816,108	844,643
2018	42,560	248,851	291,411
2019	44,520	622,000	666,520
Thereafter	289,321	1,763,999	2,053,320
Total	$456,389	$3,965,920	$4,422,309
(1) The balloon payment balance in 2015 includes $77.4 million for the acceleration of principal payable following an event of default under four separate non-recourse CMBS loans.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense – Revolving Credit Facilities (1)	$803	$720
Interest expense – mortgages and notes payable	48,408	53,596
Interest expense – Convertible Notes	6,127	—
Interest expense – other	—	6
Non-cash interest expense:
Amortization of deferred financing costs	2,072	973
Amortization of net losses related to interest rate swaps	28	33
Amortization of debt (premium)/discount	476	(929)
Total interest expense	$57,914	$54,399
(1) Includes interest expense associated with non-utilization fees of approximately $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Note 5. Derivative and Hedging Activities
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value and included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. The effective portion of changes in fair value are recorded in AOCL and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	March 31, 2015	December 31, 2014
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$10,787	4.62%	06/28/12	07/06/17	$(85)	$(46)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,627	5.75%	07/17/13	03/01/16	(147)	(180)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	(63)	(93)
Interest Rate Swaps(1)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(1,335)	(803)
						$(1,630)	$(1,122)
(1) Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Interest rate swaps	$(852)	$(402)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended March 31,
Location of Loss Reclassified from AOCL into Operations	2015	2014
Interest expense	$(317)	$(323)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
	Three Months Ended March 31,
Location of Loss Recognized in Operations on Derivatives	2015	2014
General and administrative expense	$(4)	$—
Approximately $1.1 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next twelve months. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with counterparties it considers credit-worthy. As of March 31, 2015 and December 31, 2014, there were no termination events or events of default related to the interest rate swaps.

Note 6. Stockholders’ Equity

ATM Program

During the three months ended March 31, 2015, the Corporation sold 6.6 million shares of its common stock at the weighted average share price of $12.07 under its ATM Program, for aggregate gross proceeds of $79.8 million and aggregate net proceeds of $78.6 million. The ATM Program was not in existence during the first quarter of 2014.
Dividends Declared
For the three months ended March 31, 2015, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in thousands)
March 16, 2015	$0.17000	March 31, 2015	$71,123	April 15, 2015
(1) Net of estimated forfeitures of approximately $5,000 for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividend declared on March 16, 2015 was paid on April 15, 2015 and is included in accounts payable, accrued expenses and other liabilities as of March 31, 2015.

Note 7. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims.
As of March 31, 2015, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of March 31, 2015, the Company had commitments totaling $194.7 million, of which $185.3 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on results of due diligence. All commitments are expected to be funded during fiscal year 2015. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements.

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Derivatives:
Interest rate swaps financial liabilities	$(1,630)	$—	$(1,630)	$—
December 31, 2014
Derivatives:
Interest rate swaps financial liabilities	$(1,122)	$—	$(1,122)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
March 31, 2015
Lease intangible assets	$—	$—	$—	$—	$—	$(615)
Long-lived assets held for sale	4,495	—	—	—	4,495	(1,043)
						$(1,658)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(20,074)
						$(36,436)
(1) Impairment charges are presented for the three months ended March 31, 2015 and for the year ended December 31, 2014.
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
Estimated Fair Value of Financial Instruments
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the accompanying consolidated balance sheets.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
The estimated fair values of the loans receivable, Revolving Credit Facilities, Convertible Notes and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The loans receivable, Revolving Credit Facilities, Convertible Notes and mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Loans receivable, net	$107,403	$113,495	$109,425	$115,747
Revolving Credit Facilities, net	181,518	185,212	12,780	15,254
Mortgages and notes payable, net	3,456,609	3,697,971	3,629,998	3,899,950
Convertible Notes, net	681,109	747,589	678,190	729,231
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.

Note 9. Significant Credit and Revenue Concentration

As of March 31, 2015 and December 31, 2014, the Company’s real estate investments are leased to 474 and 454 tenants, respectively, which operate within retail, office and industrial property types across various industries throughout the United States. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of total revenue. Total rental revenues from properties leased to Shopko for the three months ended March 31, 2015 and 2014, contributed 12.8% and 14.0% of the Company's total revenues from continuing operations, respectively. No other tenant contributed 5% or more of the Company’s total revenues during any of the periods presented. As of March 31, 2015 and December 31, 2014, the combined properties that are operated by Shopko represent approximately 12.3% and 13.1%, respectively, of the Company’s total gross investment portfolio.

Note 10. Discontinued Operations

Properties that were reported as held for sale as of December 31, 2013, will be presented in discontinued operations until the properties are disposed of. As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, will continue to be reclassified to discontinued operations. The following sets forth the results of discontinued operations (dollars in thousands):

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rent	$310	$308
Non-cash rent	—	(29)
Other	13	2,917
Total revenues	323	3,196
Expenses:
General and administrative	1	3
Property costs	61	139
Impairments	34	—
Total expenses	96	142
Income from discontinued operations	227	3,054
Loss on dispositions of assets	—	(7)
Total discontinued operations	$227	$3,047
Number of properties disposed of during period	—	2

Note 11. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$3,615	$—
Accrued interest capitalized to principal (1)	1,799	—
Accrued performance share dividend rights	115	—
Accrued deferred financing costs	304	—
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 12. Incentive Award Plan
As of March 31, 2015, 2.0 million shares remained available for award under the Incentive Award Plan.
Restricted Shares of Common Stock
During the three months ended March 31, 2015, the Company granted 0.4 million restricted shares under the Incentive Award Plan to certain officers and employees. The Company recorded $4.3 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of March 31, 2015, there were approximately 1.3 million unvested restricted shares outstanding.
Performance Share Awards
During the three months ended March 31, 2015, the Compensation Committee of the Board of Directors approved an initial target grant of 236,826 performance shares to certain executive officers of the Company. The performance period of this grant runs from January 1, 2015 through December 31, 2017. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Corporation's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of TSR of the Corporation compared to certain specified peer groups of companies during the performance period. In addition, final shares issued under each performance share award entitle its holder to a

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

cash payment equal to the aggregate dividends that were declared during the performance period as if the shares had been issued and outstanding on each dividend record date. Based on the grant date fair value, the Corporation expects to recognize $3.5 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
As of March 31, 2015, under each separate annual performance share award, the Corporation's TSR compared to the specified peer groups during the performance periods would have resulted in the release of 1.0 million shares, in the aggregate. In addition, approximately $0.7 million in dividend rights have been accrued. The projected shares to be released are not considered issued under the Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.
Stock-based Compensation Expense
For the three months ended March 31, 2015 and 2014, the Company recognized $3.8 million and $2.5 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of March 31, 2015, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $16.2 million, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 13. Income Per Share
Income per share has been computed using the two-class method. Income per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted income per share (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Basic and diluted earnings:
Income from continuing operations	$13,761	$9,470
Gain on dispositions of assets	11,336	1,722
Less: income attributable to unvested restricted stock	(209)	(333)
Income used in basic and diluted income per share from continuing operations	24,888	10,859
Income from discontinued operations	227	3,047
Net income attributable to common stockholders used in basic and diluted income per share	$25,115	$13,906

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	412,195,685	370,535,587
Less: unvested weighted average shares of restricted stock	(1,177,790)	(1,850,645)
Weighted average number of shares outstanding used in basic and diluted income per share	411,017,895	368,684,942

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	598,015	697,638
Stock options	6,524	5,058
Weighted average number of shares of common stock used in diluted income per share	411,622,434	369,387,638

Potentially dilutive shares of common stock
Unvested shares of restricted stock	457,283	688,348
Total	457,283	688,348
(1) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. As the Corporation's stock price is below the conversion price, there are no potentially dilutive shares associated with the Convertible Notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 14. Subsequent Events

On April 14, 2015, the Company completed an underwritten public offering of 23.0 million shares of its common stock, at $11.85 per share, including 3.0 million shares issued pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $272.6 million; net proceeds were approximately $268.9 million after underwriter discounts and offering costs paid by the Company. Net proceeds from the common stock offering were used to repay the outstanding balances under the 2015 Credit Facility and Line of Credit. The remaining net proceeds were retained to fund potential future acquisitions and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	industry and economic conditions;

•	volatility and uncertainty in the financial markets, including potential fluctuations in the CPI;

•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;

•	our ability to diversify our tenant base and reduce the concentration of our significant tenant;

•	the nature and extent of future competition;

•	increases in our costs of borrowing as a result of changes in interest rates and other factors;

•	our ability to access debt and equity capital markets;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•
our ability and willingness to renew our leases upon expiration and to reposition our properties on the same or better terms upon expiration in the event such properties are not renewed by tenants or we exercise our rights to replace existing tenants upon default;

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	our ability and willingness to maintain our qualification as a REIT; and

•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

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

Overview
We are a self-administered and self-managed REIT that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis to tenants operating within retail, office and industrial property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants.
Our operations are carried out through the Operating Partnership, a Delaware limited partnership. OP Holdings, one of our wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
We generate our revenue primarily by leasing our properties to our tenants. As of March 31, 2015, our undepreciated gross investment in real estate and loans totaled approximately $8.23 billion, representing investments in 2,547 properties, including properties securing our mortgage loans. Of this amount, 98.7% consisted of our gross investment in real estate, representing ownership of 2,402 properties, and the remaining 1.3% consisted primarily of commercial mortgage loans receivable secured by 145 real properties.
As of March 31, 2015, our owned properties were approximately 98.3% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.9 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of March 31, 2015, approximately 89% of our single-tenant properties (based on total rental revenue) provided for increases in future annual base contractual rent.

2015 Highlights

For the first quarter ended March 31, 2015:

•	Recognized revenues of $162.3 million, a 12.7% increase over the revenues reported in the first quarter of 2014.

•	Generated AFFO of $0.21 per share, FFO of $0.20 per share, and net income of $0.06 per share.

•
Closed 32 real estate transactions and invested $265.5 million (including $0.2 million in follow on investments in existing properties), which added 53 properties to our portfolio, earning an initial cash yield of approximately 7.68% under leases with an average remaining term of 17.2 years.

•	Sold 15 properties generating gross proceeds of $77.2 million, including 5 Shopko properties for approximately $38.8 million, with an overall gain on sale of $11.3 million.

•	Entered into a new $600.0 million unsecured credit facility and terminated our $400.0 million secured credit facility.

•	Extinguished $162.8 million of high coupon debt that had a 5.76% weighted average coupon rate.

•	Sold 6.6 million common shares through Spirit's at-the-market program ("ATM"), at an average share price of $12.07, and generating net proceeds of $78.6 million.

•	Reduced Shopko tenant concentration to 12.8% of total revenues down from 14.0% at December 31, 2014.

•	Declared cash dividends for the first quarter of $0.17 per share, which equates to an annualized dividend of $0.68 per share.

•	Maintained essentially full occupancy at over 98%.

Factors that May Influence Our Operating Results

Acquisitions
Our principal line of business is acquiring commercial real estate properties and leasing these properties to our tenants. Our ability to grow revenue and produce superior risk adjusted returns will principally depend on our ability to acquire additional properties that meet our investment criteria at a yield sufficiently in excess of our cost of capital. We primarily focus on opportunities to acquire attractive commercial real estate by providing capital to small and middle-market companies that we conclude have stable and proven operating histories and attractive credit characteristics, but lack the access to capital that large companies often have. Small and middle-market companies are often willing to enter into leases with structures and terms that we consider appealing (such as master leases and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments.

Operationally Essential Real Estate with Relatively Long-Term Leases

We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of March 31, 2015, our leases had a weighted average non-cancelable remaining lease term (based on rental revenue) of approximately 10.9 years compared to approximately 10.2 years as of March 31, 2014.

Portfolio Diversification

Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 2.5% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the United States without significant geographic concentration.

We believe that our experience, in-depth market knowledge and extensive network of long-standing relationships in the real estate industry will continue to provide us access to an ongoing pipeline of attractive acquisitions. However, because we primarily use external financing to fund acquisitions, periods of volatility in the credit and capital markets that may negatively affect the amounts, sources and cost of capital available to us could force us to limit our acquisition activity. Additionally, to the extent that we access capital at a higher cost (reflected in higher interest rates for debt financing or lower stock price for equity financing), our financial results could be adversely affected.

Our Leases

Rent Escalators

Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on total rental revenue) containing rent escalators increased to approximately 89% as of March 31, 2015 compared to 87% as of March 31, 2014.

Master Lease Structure

Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. Master lease revenue contributed approximately 46% of our total rental revenues during the month ended March 31, 2015 compared to 43% for the same period in 2014.

Triple-Net Leases

Our leases are predominantly triple-net which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. As of March 31, 2015, approximately 86.5% of our single-tenant properties (based on rental revenue) are subject to triple-net leases compared to 85.1% as of March 31, 2014.

Asset Management

The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to 1) pay rent and our ability to collect rent due 2) renew expiring leases or re-lease space upon expiration or other termination 3) lease currently vacant properties and 4) maintain or increase rental rates. Each of these could be negatively impacted by adverse economic conditions, particularly those that affect the markets in which our properties are located, downturns in our tenants’ industries, increased competition for our tenants at our property locations, or the bankruptcy of one or more of our tenants. We seek to manage these risks by using our developed underwriting and risk management processes to structure and manage our portfolio.

Active Management and Monitoring of Risks Related to Our Investments

We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties). As of March 31, 2015, the percentage of our properties that were occupied was 98.3% compared to 98.9% as of March 31, 2014.

Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued our objective to reduce the tenant concentration of Shopko. During the three months ended March 31, 2015, we sold five Shopko properties having a gross investment value of $38.9 million. These sales, coupled with our increased rental revenue from real estate investments of $665.0 million during the past two quarters, have reduced our Shopko tenant concentration to 12.8% as of March 31, 2015 compared to 14.0% as of December 31, 2014.

Capital Recycling

We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, tenant operation type (e.g., industry, sector, or concept/brand), and asset zoning, as well as potential capital appreciation, potential uses of proceeds and tax considerations. As part of this strategy, we attempt to enter into 1031 Exchanges, when possible, to defer some or all of the taxable built-in gains on the dispositions, if any, for federal and state income tax purposes.

The timing of any potential dispositions, including the disposition of any Shopko properties, will depend on market conditions and other factors, including but not limited to our capital needs and ability to defer some or all of the taxable gains on the sales. We can provide no assurance that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as 1031 Exchanges. Furthermore, we can provide no assurance that we will deploy the proceeds from future dispositions in a manner that produces comparable or better yields.

Capital Funding

Our principal demands for funds are for property acquisitions, payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from our leased properties, interest income earned on mortgage notes receivable and interest income on our cash balances. We generally temporarily fund the acquisition of real estate utilizing our Revolving Credit Facilities, followed by permanent financing through asset level financing or by issuing debt or equity securities.

Interest Costs

Our fixed-rate debt structure provides us with a stable and predictable cash requirement related to our debt service. Any changes to our debt structure, including borrowings under our 2015 Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Changing interest rates will increase or decrease the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(In Thousands)
Revenues:
Rentals	$154,518	$137,479	$17,039	12.4%
Interest income on loans receivable	1,722	1,837	(115)	(6.3)%
Earned income from direct financing leases	795	846	(51)	(6.0)%
Tenant reimbursement income	4,631	3,319	1,312	39.5%
Interest income and other	621	491	130	26.5%
Total revenues	162,287	143,972	18,315	12.7%
Expenses:
General and administrative	12,600	11,067	1,533	13.9%
Property costs	7,407	5,282	2,125	40.2%
Real estate acquisition costs	1,093	1,281	(188)	(14.7)%
Interest	57,914	54,399	3,515	6.5%
Depreciation and amortization	66,296	60,549	5,747	9.5%
Impairments	1,624	1,707	(83)	(4.9)%
Total expenses	146,934	134,285	12,649	9.4%
Income from continuing operations before other expense and income tax expense	15,353	9,687	5,666	58.5%
Other expense:
Loss on debt extinguishment	(1,230)	—	(1,230)	NM
Total other expense	(1,230)	—	(1,230)	NM
Income from continuing operations before income tax expense	14,123	9,687	4,436	45.8%
Income tax expense	(362)	(217)	(145)	(66.8)%
Income from continuing operations	$13,761	$9,470	$4,291	45.3%

Gain on dispositions of assets	$11,336	$1,722	$9,614	NM
NM - Percentages over 100% are not displayed.

Revenues
For the three months ended March 31, 2015, approximately 95.2% of our total revenues was attributable to long-term leases. The year over year increase of 12.7% in total revenue was due primarily to an increase in base rental revenue due to the acquisition of 310 properties, representing an investment in real estate of $1.08 billion, during the twelve month period ended March 31, 2015 and to a lessor extent, revenue increased through contractual rent escalations within our existing real estate portfolio. This increase was partially offset from the sale of 50 properties during the same period having a gross investment value of $199.5 million.

Rentals

The year over year increase in rental revenue was primarily attributable to the acquisition of 310 properties representing an investment in real estate of $1.08 billion during the twelve month period ended March 31, 2015. Non-cash rentals for the three months ended March 31, 2015 and 2014 were $5.4 million and $4.6 million, respectively. These amounts represent approximately 3.5% and 3.4% of total rental revenue from continuing operations for each of the three months ended March 31, 2015 and 2014, respectively. Contractual rent escalations subsequent to March 31, 2014 also contributed to the increase.

As of March 31, 2015, 98.3% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the restaurant and manufacturing industries. As of March 31, 2015 and 2014, 42 and 24 of our properties, representing approximately 1.7% and 1.1%, respectively, of our owned properties were vacant and not generating rent. The increase in the number of vacant properties is primarily attributable to the bankruptcy of two tenants under two master leases comprising sixteen properties within the restaurant and manufacturing industries. Fourteen of our vacant properties were held for sale as of March 31, 2015.

Tenant reimbursement income

We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Expenses
General and administrative
The year over year increase in general and administrative expenses is primarily due to higher compensation and related benefits of $2.3 million, which includes $1.2 million of non-cash stock compensation. The increase in compensation and related benefits is primarily attributable to the acceleration of cash and non-cash stock compensation related to the departure of an executive officer during the most recently completed quarter. These increases were partially offset by $0.5 million in lower professional fees for accounting, tax, audit and consulting and $0.2 million in lower franchise taxes in the current period.
Property costs

For the three months ended March 31, 2015, property costs were $7.4 million (including $4.6 million of tenant reimbursables) as compared to $5.3 million (including $3.3 million in tenant reimbursables) for the same period in 2014. The year over year increase in tenant reimbursable property costs is primarily attributable to increased property taxes at certain of our multi-tenant properties. The remainder of the increase is attributable to higher property taxes and utilities due to a rise in the number of vacant properties between periods in addition to property cost recoveries of approximately $0.5 million during the comparable period in 2014.
Interest
The year over year increase in interest expense is primarily attributable to a $2.5 million rise in non-cash interest resulting mostly from the amortization of capitalized deferred financing costs of $30.6 million and debt discounts of $56.7 million related to debt offerings that occurred during the past twelve months, which are being amortized to interest expense over the term of the instruments. During the twelve months ended March 31, 2015, we borrowed $1.26 billion of debt with a weighted average interest rate of 3.69% through our Convertible Notes and series 2014-4 Master Trust Notes offerings, and we extinguished $746.6 million of indebtedness with a weighted average interest rate of 6.27%. The lower weighted average interest rate partially offset the impact of the increase in our net borrowing amount.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$803	$720
Interest expense – mortgages and notes payable	48,408	53,596
Interest expense – Convertible Notes	6,127	—
Interest expense – other	—	6
Non-cash interest expense:
Amortization of deferred financing costs	2,072	973
Amortization of net losses related to interest rate swaps	28	33
Amortization of debt (premium)/discount, net	476	(929)
Total interest expense	$57,914	$54,399
(1) Includes interest expense associated with non-utilization fees of approximately $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and amortization of the related lease intangibles. The year over year increase is primarily due to the acquisition of 310 properties, representing an investment in real estate of $1.08 billion, during the 12 month period ended March 31, 2015. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Depreciation of real estate assets	$53,380	$47,016
Other depreciation	94	94
Amortization of lease intangibles	12,822	13,439
Total depreciation and amortization	$66,296	$60,549

Impairments

Impairment charges for the three months ended March 31, 2015 included $1.0 million on the impairment of five properties that were held for sale and $0.6 million of lease intangible write-offs resulting from lease terminations. For the same period in 2014, impairment charges included $0.8 million on the impairment of one held for sale property, $0.8 million on the impairment of 2 vacant restaurants and $0.1 million of lease intangible write-offs.

Other expense

During the three months ended March 31, 2015, we recorded a loss on debt extinguishment of $1.2 million recorded in other expense. The amount of aggregate principal indebtedness extinguished was $162.8 million primarily from property sales encumbered by CMBS debt and other debt prepayments. Approximately $2.0 million of this loss was attributable to the write-off of unamortized deferred financing costs, partially offset by the net debt premiums on the CMBS debt extinguished. No such items were recognized during the same period in 2014.

Income tax expense
Income tax expense increased approximately $0.1 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily attributable to additional state tax owed on a prior year return.

Gain on dispositions of assets
For the three months ended March 31, 2015, gain on dispositions of assets included $7.1 million from the sale of 5 Shopko properties and $2.1 million from the sale of one of our distribution properties. During the same period in 2014, the gain on disposition of assets included $1.7 million from the sale of one of our restaurant properties.

Property Portfolio Information
Our diverse real estate portfolio at March 31, 2015 consisted of 2,402 owned properties:

•	leased to 474 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only 4 states contributing more than 5% of our rental revenue;

•	operating in 27 different industries;

•	with an occupancy rate of 98.3%; and

•	with a weighted average remaining lease term of 10.9 years.
Property Portfolio Diversification
The following tables present the diversity of our properties owned at the end of the reporting period. The portfolio metrics are calculated based on the percentage of total revenue or rental revenue as noted. Total revenues and total rental revenue used in the calculations are normalized to exclude revenues contributed by properties sold during the given period.

Diversification By Tenant

The tenant concentration percentage is computed by dividing a tenant's quarterly rental revenue by the Company's normalized total revenues.
The following table lists the top ten tenants of our owned real estate properties as of March 31, 2015:

Tenant (2)	Number of Properties	Total Square Footage (in thousands)	Percent of Total Normalized Revenues (1)
Shopko	176	13,061	12.8%
Walgreens	66	971	3.6
84 Properties, LLC	109	4,118	3.0
Cajun Global, LLC (Church's Chicken)	201	257	2.2
Academy, LTD (Academy Sports + Outdoors)	8	1,852	1.9
Alimentation Couche-Tard, Inc. (Circle K)	84	253	1.9
CVS Caremark Corporation	37	412	1.5
Carmike Cinemas, Inc.	13	625	1.3
CarMax, Inc.	8	405	1.3
Ferguson Enterprises, Inc.	8	1,112	1.1
Other	1,692	34,112	69.4
Total	2,402	57,178	100.0%
(1) Total revenue for the quarter ended March 31, 2015, excluding rental revenue contributed from properties sold during the period.
(2) Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of March 31, 2015:

Industry	Number of Properties	Total Square Footage (in thousands)	Percent of Total Normalized Rental Revenue (1)
General Merchandise	214	14,438	14.8%
Restaurants - Casual Dining	394	2,574	10.6
Restaurants - Quick Service	544	1,520	7.2
Drug Stores / Pharmacies	131	1,674	6.4
Convenience Stores / Car Washes	213	754	6.3
Movie Theatres	45	2,230	5.9
Building Materials	177	5,750	5.4
Grocery	66	2,725	4.5
Medical / Other Office	97	1,016	3.7
Distribution	16	3,373	3.5
Automotive Parts and Service	153	993	3.0
Apparel	14	2,573	2.8
Education	48	1,121	2.6
Home Furnishings	29	1,768	2.5
Health and Fitness	24	933	2.4
Home Improvement	13	1,642	2.2
Sporting Goods	24	1,367	2.2
Automotive Dealers	23	705	2.1
Specialty Retail	24	1,072	2.0
Entertainment	10	661	1.8
Manufacturing	27	4,093	1.6
Consumer Electronics	13	1,049	1.4
Pet Supplies and Service	4	1,015	1.0
Office Supplies	20	482	*
Dollar Stores	60	667	*
Financial Services	5	388	*
Wholesale Clubs	3	355	*
Other	11	240	*
Total	2,402	57,178	100.0%
* Less than 1%
(1) Total rental revenues during the month ended March 31, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of March 31, 2015:

Asset Type	Number of Properties	Total Square Footage (in thousands)	Percent of Total Normalized Rental Revenue (1)
Retail	2,208	44,356	86.5%
Industrial	80	10,668	7.6
Office	114	2,154	5.9
Total	2,402	57,178	100.0%
(1) Total rental revenues during the month ended March 31, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of March 31, 2015:

Location	Number of Properties	Total Square Footage (in thousands)	Percent of Total Normalized Rental Revenue (1)
Texas	270	6,100	11.6%
Illinois	124	3,611	6.4
Georgia	171	2,195	5.9
Wisconsin	62	4,953	5.2
California	55	1,337	4.6
Florida	136	1,491	4.6
Ohio	127	2,132	4.2
Tennessee	122	1,948	3.1
Missouri	78	1,304	2.9
Minnesota	53	1,714	2.8
Indiana	81	1,502	2.7
North Carolina	68	1,522	2.6
Michigan	86	1,737	2.6
South Carolina	47	1,019	2.6
Alabama	103	818	2.4
Nebraska	21	1,930	2.2
Arizona	53	805	2.1
Virginia	48	1,543	2.1
Pennsylvania	69	1,628	2.1
Kansas	40	973	2.0
Colorado	33	820	1.7
Washington	26	1,133	1.7
Oklahoma	54	539	1.4
Idaho	17	1,312	1.4
Nevada	5	1,039	1.4
New York	44	942	1.4
Utah	14	1,329	1.3
Oregon	15	455	1.2

Location	Number of Properties	Total Square Footage (in thousands)	Percent of Total Normalized Rental Revenue (1)
New Mexico	34	339	1.2
Iowa	40	740	1.2
Massachusetts	8	1,390	1.2
Kentucky	45	952	1.1
Arkansas	36	698	1.0
Louisiana	28	311	*
Mississippi	34	410	*
Montana	9	622	*
New Hampshire	16	852	*
Maryland	24	418	*
South Dakota	11	522	*
West Virginia	28	568	*
New Jersey	14	488	*
North Dakota	5	257	*
Maine	26	79	*
Wyoming	9	186	*
Connecticut	2	171	*
Rhode Island	4	128	*
Delaware	3	86	*
Vermont	2	42	*
Virgin Islands	1	38	*
Alaska	1	50	*
Total	2,402	57,178	100.0%
* Less than 1%
(1) Total rental revenues during the month ended March 31, 2015, excluding rental revenues contributed from properties sold during the period.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of March 31, 2015. As of March 31, 2015, the weighted average remaining non-cancelable initial term of our leases (based on total rental revenue) was 10.9 years. The information set forth in the table assumes that tenants exercise no renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Expiring Annual Rental Revenue (in thousands) (1)	Total Square Footage (in thousands)	Percent of Total Expiring Annual Rental Revenue
Remainder of 2015	34	$10,727	1,351	1.7%
2016	47	22,749	2,249	3.6
2017	64	19,500	2,034	3.1
2018	75	24,506	2,043	3.9
2019	111	22,208	1,961	3.5
2020	80	27,446	1,884	4.4
2021	195	44,345	4,844	7.0
2022	102	25,182	2,125	4.0
2023	92	34,867	3,359	5.5
2024	68	21,361	1,187	3.4
2025 and thereafter	1,492	377,453	31,808	59.9
Vacant	42	—	2,333	—
Total owned properties	2,402	$630,344	57,178	100.0%
(1) Total rental revenue for the month ended March 31, 2015 from properties owned at March 31, 2015, multiplied by twelve.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings on the 2015 Credit Facility. On March 31, 2015, the Operating Partnership entered into the 2015 Credit Agreement, establishing a $600.0 million unsecured credit facility and terminated its $400.0 million secured credit facility previously in place. Our 2015 Credit Facility increases our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. The Credit Agreement also includes an accordion feature to increase the size of the 2015 Credit Facility to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. As of March 31, 2015, $170.0 million was outstanding and $430.0 million of borrowing capacity was available under the 2015 Credit Facility.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the three months ended March 31, 2015, we sold an aggregate of 6.6 million shares under our ATM Program for net proceeds of $78.6 million. In addition, subsequent to March 31, 2015, we completed an underwritten public offering of 23.0 million shares of our common stock and raised net proceeds of $268.9 million. Net proceeds from the common stock offering were used to repay the outstanding balances under the 2015 Credit Facility and Line of Credit. The remaining proceeds were retained to fund potential future acquisitions and for general corporate purposes.
Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by obtaining asset level financing, issuing registered debt or equity securities and occasionally by issuing fixed rate secured notes and bonds. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our 2015 Credit Facility or other indebtedness. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.

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

Description of Certain Debt

Spirit Master Funding Program

The Spirit Master Funding Program is an asset-backed securitization platform in which we raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. The Spirit Master Funding Program allows us to issue notes that are secured by the assets of the note issuers which are pledged to the indenture trustee for the benefit of the noteholders and managed by the Operating Partnership as property manager. These Collateral Pools consist primarily of commercial real estate properties, the issuers’ rights in the leases of such properties and commercial mortgage loans secured by commercial real estate property. In general, monthly rental and mortgage receipts with respect to the leases and mortgage loans are deposited with the indenture trustee who will first utilize these funds to satisfy the debt service requirements on the notes and any fees associated with the administration of the Spirit Master Funding Program. The remaining funds are remitted to the issuers monthly on the note payment date.

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made. At March 31, 2015, $9.7 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.

The Spirit Master Funding Program consists of two separate securitization trusts which have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. Notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within that trust. All outstanding series of Master Trust Notes were rated investment grade as of March 31, 2015.

The Master Trust Notes are summarized below:

	Effective Interest Rates (1)	Stated Rates (2)	Remaining Term	March 31, 2015	December 31, 2014
			(in Years)	(in Thousands)
Series 2014-1 Class A1	6.0%	5.1%	5.2	$72,933	$75,489
Series 2014-1 Class A2	6.0%	5.4%	5.3	253,300	253,300
Series 2014-2	6.1%	5.8%	6.0	232,086	232,867
Series 2014-3	6.0%	5.7%	7.0	312,600	312,705
Series 2014-4 Class A1	3.9%	3.5%	4.8	150,000	150,000
Series 2014-4 Class A2	4.8%	4.6%	14.8	360,000	360,000
Total Master Trust 2014 notes	5.5%	5.1%	8.2	1,380,919	1,384,361
Series 2013-1 Class A	4.6%	3.9%	3.7	125,000	125,000
Series 2013-2 Class A	5.6%	5.3%	8.7	199,991	201,019
Total Master Trust 2013 notes	5.2%	4.7%	6.8	324,991	326,019
				1,705,910	1,710,380
Debt discount, net				(25,916)	(26,903)
Deferred financing costs, net				(21,808)	(22,113)
Total Master Trust Notes, net				$1,658,186	$1,661,364

(1) The effective interest rates include amortization of debt discount and amortization of deferred financing costs calculated for the three months ended March 31, 2015 based on the average principal balance outstanding during the period.
(2) Represents the individual series stated interest rate as of March 31, 2015 and the weighted average stated rate of the Master Trust Notes, based on the outstanding principal balances as of March 31, 2015.
As of March 31, 2015, the Master Trust 2014 notes were secured by 963 properties, including 82 properties securing mortgage loans issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of March 31, 2015, the Master Trust 2013 notes were secured by 313 properties, including 77 properties securing mortgage loans, issued by a single indirect wholly-owned subsidiary of the Corporation.
Convertible Notes
The Convertible Notes are comprised of two notes with an aggregate principal amount of $747.5 million at both March 31, 2015 and December 31, 2014. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of March 31, 2015, the carrying amount of the Convertible Notes was $681.1 million, which is net of discounts (for the value of the embedded conversion feature) and capitalized deferred financing costs.
Holders may convert notes of either series prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, only under the following circumstances: (1) if the closing price of our common stock for each of at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days in the quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last closing price of our common stock and the conversion rate for the Convertible Notes; (3) if we call any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the Convertible Notes prospectus supplement. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election.

The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes is subject to adjustment for some events including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. If we undergo a fundamental change (as defined), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into the Credit Agreement establishing a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The facility includes an accordion feature to increase the committed size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. A $50.0 million sublimit for swingline loans and up to $60.0 million for issuances of letters of credit is also available. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.

At the election of the Operating Partnership, the 2015 Credit Facility initially bears interest at our current leverage grid pricing equal to either LIBOR plus 1.40% to 1.90% per annum, or a specified base rate plus 0.40% to 0.90% per annum. In each case, the applicable rates depend on our leverage ratio. If the Corporation obtains an investment grade rating of its senior unsecured long-term indebtedness of at least BBB- or Baa3 from S&P or Moody's, respectively, the Operating Partnership may make an irrevocable election to change the grid pricing for the 2015 Credit Facility from leverage based to credit rating based pricing. Upon such an event, the 2015 Credit Facility will bear interest at a rate equal to either LIBOR plus 0.875% to 1.55% per annum. In each case, the applicable borrowing margin depends on the credit rating for the Corporation.

The Operating Partnership is initially required to pay a fee on the unused portion of the 2015 Credit Facility at a rate equal to either 0.15% or 0.25% per annum, based on percentage thresholds for the average daily amount by which the aggregate amount of the revolving credit commitment exceeds the aggregate principal amount of advances during a fiscal quarter. If the Corporation obtains an investment grade credit rating from either S&P or Moody’s, the Operating Partnership will instead be required to pay a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, depending on the credit rating for the Corporation.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and certain of the existing and future subsidiaries that are not currently securing or anticipated to secure other indebtedness. The 2015 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.

As of March 31, 2015, $170.0 million was outstanding and $430.0 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness plus the Corporation’s pro rata share of indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00;

•
Minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus the Corporation’s pro rata share of EBITDA of unconsolidated affiliates, to fixed charges) of 1.50:1.00;

•
Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Corporation’s pro rata share of secured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties to unsecured interest expense) of 1.75:1.00;

•
Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness plus the Corporation’s pro rata share of unsecured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00; and

•	Minimum tangible net worth of at least $3.01 billion plus 75% of the net proceeds of equity issuances by the Corporation or the Operating Partnership after December 31, 2014.

In addition to these covenants, the Credit Agreement also includes other customary affirmative and negative covenants, such as (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on any national securities exchange; and (v) material modifications to organizational documents.

As of March 31, 2015, the Corporation and the Operating Partnership were in compliance with these covenants.
2013 Credit Facility

On March 31, 2015, the 2013 Credit Facility was terminated and its outstanding borrowings of $130.0 million were repaid with funds drawn on the 2015 Credit Facility. Properties securing this facility became unencumbered upon the termination.
Line of Credit
As of March 31, 2015, $15.1 million was outstanding on the Line of Credit under three separate advances, secured by three properties, at a weighted average stated rate of 3.58% and a weighted average effective interest rate of 3.89% for the three months ended March 31, 2015. On April 30, 2015, we repaid all amounts outstanding under the Line of Credit, thereby releasing the encumbrances on the properties securing it.

CMBS

We may use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In such events, we seek to use asset level financing that bears annual interest less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity, and is the sole owner of its assets and responsible for its liabilities.

As of March 31, 2015, we had 178 loans with approximately $1.78 billion of outstanding balances under our fixed and variable-rate CMBS loans, with a weighted average contractual interest rate of 5.70% and a weighted average maturity of 3.0 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. These balances include four separate fixed-rate CMBS loans that are in default due to the underperformance of the 12 properties that secure them. As of March 31, 2015, the aggregate principal balance under the defaulted CMBS loans was $77.4 million, including $4.4 million of default interest added to principal. We believe the value of these properties is less than the related debt. As a result, we have notified the servicers of the indebtedness that the special purpose entity owners anticipate surrendering these properties to them or selling the properties under their direction in exchange for relieving the indebtedness encumbering them. Excluding these four loans, the outstanding principal obligations under our CMBS fixed and variable-rate loans as of March 31, 2015 was $1.71 billion.

The table below shows the outstanding principal obligations of these CMBS fixed and variable-rate loans as of March 31, 2015 and the year in which the loans mature. The information displayed in the table excludes amounts and interest rates related to the defaulted loans and the 12 properties securing them.

	Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range (1)	Weighted Average Stated Rate	Scheduled Principal (2)	Balloon	Total
						(in Thousands)
Fixed	Remainder of 2015	9	31	5.26% - 5.87%	5.57%	$817	$115,342	$116,159
Fixed	2016	49	119	5.04% - 8.39%	6.05%	2,549	268,766	271,315
Fixed	2017	92	228	5.51% - 6.86%	5.84%	9,364	806,735	816,099
Fixed	2018	5	11	3.90% - 6.00%	4.42%	1,978	62,093	64,071
Fixed	2019	2	16	3.90% - 4.61%	4.04%	—	49,500	49,500
Fixed	Thereafter	6	100	4.67% - 6.00%	5.36%	37,039	240,380	277,419
Total CMBS Fixed		163	505		5.66%	51,747	1,542,816	1,594,563
Variable	Remainder of 2015	1	14	3.15%	3.15%	—	32,400	32,400
Variable	2016	1	3	5.75%	5.75%	149	6,478	6,627
Variable	2017	1	23	4.62%	4.62%	440	9,373	9,813
Variable	2018	8	83	5.14%	5.14%	—	61,758	61,758
Total CMBS Variable		11	123		4.55%	589	110,009	110,598
Total CMBS Loans		174	628		5.59%	$52,336	$1,652,825	$1,705,161
(1) The interest rate for variable-rate loans reflects the current hedged fixed rate.
(2) Excluding loans maturing in 2015, the scheduled principal will amortize subsequent to March 31, 2015 until the maturity date of the loans.

CMBS Liquidity Matters

As of March 31, 2015, cash reserves totaling $17.0 million, including interest, were held in escrow under a certain CMBS loan. The CMBS loan agreement was amended during 2012 to allow for additional property substitutions and required the borrower to deposit $8.0 million as Additional Collateral Deposit. Pursuant to that amendment, we are permitted to issue a letter of credit for the amount of cash held as the Additional Collateral Deposit. The amended loan agreement also placed more restrictive cash covenants than those provided under the original agreement. During 2014, the servicer notified the borrower that conditions exist under the covenants contained in the loan agreement that permit the servicer to retain Excess Cash as additional deposited collateral beginning as of September 30, 2013. As of March 31, 2015, the aggregate amount of Excess Cash held as additional deposited collateral totaled $8.6 million. The right of the servicer to claim Excess Cash continues until (a) the collateral tenant achieves a certain financial performance requirement for four consecutive fiscal quarters (b) no event of default under the loan agreement is continuing, and (c) our long-term debt is rated at or above "BB" by S&P and "Ba2" by Moody's.

As of March 31, 2015, the long-term debt of the Corporation was rated at or above "BB" by S&P, no event of default existed under the loan agreement and the collateral tenant continues to significantly exceed the financial performance requirements described above for the termination of the cash sweep period as well as for the disbursement of Excess

Cash; however, unless and until our long term debt is rated at or above “Ba2” by Moody’s, we can provide no assurance that Excess Cash eligible to be retained by the servicer will be distributed, and no assurance can be given that our long-term debt will obtain such a rating from Moody's.

Pursuant to a consent agreement with the loan servicer entered into as of April 13, 2015, we are now also permitted to issue a letter of credit for the amount of cash held as Excess Cash, and as of March 12, 2015, the servicer will allow future Excess Cash to be disbursed to us. The lender has agreed to release the Excess Cash within ten days of receipt of a letter of credit in such amount, and the Additional Collateral Deposit cash amounts will be released within 30 days of delivery of a letter of credit in such amount (subject to a 30 day prior notification period). For as long as the cash sweep triggering event period continues, the Corporation must guarantee the Excess Cash of approximately $15.0 million for the remainder of the loan term.

Debt Maturities
Future principal payments due on our various types of debt as of March 31, 2015 (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
2015 Credit Facility	$170,000	$—	$—	$—	$—	$170,000	$—
Line of Credit	15,081	5,152	9,929	—	—	—	—
Master Trust Notes	1,705,910	13,816	19,388	21,893	163,262	40,420	1,447,131
CMBS - fixed-rate (1)	1,671,951	200,651	277,843	813,106	66,209	53,405	260,737
CMBS - variable-rate	110,598	32,664	6,702	9,474	61,758	—	—
Convertible Notes	747,500	—	—	—	—	402,500	345,000
Unsecured fixed rate promissory note	1,269	112	158	170	182	195	452
	$4,422,309	$252,395	$314,020	$844,643	$291,411	$666,520	$2,053,320
(1) The CMBS - fixed-rate payment balance in 2015 includes $77.4 million for the acceleration of principal payable following an event of default under four separate CMBS loans.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.
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

Cash Flows
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

The following table presents a summary of our cash flows for the three months ended March 31, 2015 and March 31, 2014, respectively:

	Three Months Ended
	March 31,
	2015	2014	Change
	(in Thousands)
Net cash provided by operating activities	$79,605	$65,844	$13,761
Net cash used in investing activities	(156,266)	(135,971)	(20,295)
Net cash provided by financing activities	8,614	33,523	(24,909)
Net decrease in cash and cash equivalents	$(68,047)	$(36,604)	$(31,443)
As of March 31, 2015, we had $108.1 million of cash and cash equivalents as compared to $176.2 million as of December 31, 2014.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to an increase in cash revenue of $14.6 million and a reduction in cash paid for interest of $4.9 million partially offset by $2.7 million of debt extinguishment costs and $2.1 million in higher property costs.
The increase in revenue was primarily attributable to the acquisition of 310 properties, representing an investment in real estate during the twelve months ended March 31, 2015 totaling $1.08 billion, offset slightly by property dispositions. The reduction in cash paid for interest is primarily due to the 2014 repayments of $583.8 million of indebtedness, with a weighted average interest rate of 6.41%, offset by 2014 borrowings of $510.0 million, with a weighted average interest rate of 4.30%. Approximately $1.3 million of the increase in property costs were offset by an increase in tenant reimbursement income. The balance of the increase in property costs was attributable to higher property taxes and utilities due to a rise in the number of vacant properties between periods in addition to property cost recoveries of approximately $0.5 million during the comparable period in 2014.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the three months ended March 31, 2015, included $265.7 million to fund the acquisition of 53 properties (4 of which were acquired through a $32.5 million non-cash 1031 Exchange), partially offset by the release of sales proceeds from restricted cash accounts of $43.4 million, cash proceeds of $71.5 million from the disposition of 15 properties (6 of which were disposed of through a $39.4 million 1031 Exchange) and collections of principal on loans receivable and real estate assets under direct financing leases totaling $1.5 million.
During the same period in 2014, net cash used in investing activities included $158.0 million to fund the acquisition of 104 properties (14 which were acquired through a $20.8 million non-cash 1031 Exchange) and transfers of sales proceeds to restricted cash accounts of $6.3 million partially offset by proceeds from property dispositions of $6.2 million and collections of principal on loans receivable and real estate assets under direct financing leases of $1.3 million.
Financing Activities
Generally, our net cash provided by financing activities is impacted by our borrowings and common stock offerings, including sales of our common stock under our ATM Program and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash provided by financing activities during the three months ended March 31, 2015, was primarily attributable to net borrowings under our Revolving Credit Facilities of $169.9 million, which was used mostly to extinguish $162.8 million of higher cost senior mortgage indebtedness. During the three months ended March 31, 2015, we sold 6.6 million shares of our common stock under our ATM Program for net proceeds of $78.6 million. This amount was partially offset by dividends paid to equity owners of $70.0 million, which were paid primarily through sources from our operating cash flows.
During the same period in 2014, net cash provided by financing activities was comprised of net borrowings under our Revolving Credit Facilities of $180.5 million and net borrowings of mortgages and notes payable of $10.0 million, partially offset by repayment of our indebtedness of $94.2 million and dividends paid to equity owners of $61.6 million.

Non-GAAP Financial Measures
FFO and AFFO
We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of net income (loss) (computed in accordance with GAAP) to AFFO is included in the financial information accompanying this report.
FFO and AFFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO and AFFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. A reconciliation of net income (loss) (computed in accordance with GAAP) to FFO and AFFO is included in the financial information accompanying this report.
Adjusted EBITDA and Annualized Adjusted EBITDA

Adjusted EBITDA represents EBITDA modified to include other adjustments to GAAP net income (loss) attributable to common stockholders for real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that are not considered to be indicative of our on-going operating performance. We exclude these items as they are not key drivers in our investment decision making process. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which may cause short-term fluctuations in net income, but are not indicative of overall long-term operating performance, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance.

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
Adjusted Debt and Leverage
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to include preferred stock and exclude unamortized debt discount/premium and deferred financing costs, as further reduced for cash and cash equivalents and cash collateral deposits retained by lenders. We believe that including preferred stock in Adjusted Debt is appropriate because it is an equity security that has properties of a debt instrument not possessed by common stock. Additionally, by excluding unamortized debt discount/premium and deferred financing costs, cash and cash equivalents, and cash collateral deposits retained by lenders, the result provides an estimate of the contractual amount of borrowed capital to be repaid which we believe is a beneficial disclosure to investors.
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
Initial Cash Yield

We calculate initial cash yield from properties by dividing the annualized first month base rent (excluding any future rent escalations provided for in the lease) by the gross acquisition cost of the related properties. Gross acquisition cost for an acquired property includes the contracted purchase price and any related capitalized costs. Initial cash yield is a measure (expressed as a percentage) of the base rent expected to be earned on an acquired property in the first year. Because it excludes any future rent increases or additional rent that may be contractually provided for in the lease, as well as any other income or fees that may be earned from lease modifications or asset dispositions, initial cash yield does not represent the annualized investment rate of return of our acquired properties. Additionally, actual base rent earned from the properties acquired may differ from the initial cash yield based on other factors, including difficulties collecting anticipated rental revenues and unanticipated expenses at these properties that we cannot pass on to tenants, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

FFO and AFFO

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income attributable to common stockholders	$25,324	$14,239
Add/(less):
Portfolio depreciation and amortization
Continuing operations	66,202	60,455
Portfolio impairments
Continuing operations	1,521	1,707
Discontinued operations	34	—
Realized gains on sales of real estate (1)	(11,338)	(1,715)
Total adjustments	56,419	60,447

FFO	$81,743	$74,686
Add/(less):
Loss on debt extinguishment	1,230	—
Master Trust Notes exchange costs	—	17
Real estate acquisition costs	1,093	1,281
Non-cash interest expense	2,576	76
Accrued interest on defaulted loans	1,822	—
Non-cash revenues	(4,809)	(3,962)
Non-cash compensation expense	3,827	2,452
Total adjustments to FFO	5,739	(136)

AFFO	$87,482	$74,550

Dividends declared to common stockholders	$71,128	$61,634
Net income per share of common stock
Basic(3)	$0.06	$0.04
Diluted (2) (3)	$0.06	$0.04
FFO per share of common stock
Diluted (2) (3)	$0.20	$0.20
AFFO per share of common stock
Diluted (2) (3)	$0.21	$0.20
Weighted average shares of common stock outstanding:
Basic	411,017,895	368,684,942
Diluted (2)	411,622,434	369,387,638

(1) Includes amounts related to discontinued operations.
(2) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(3) For the quarter ended March 31, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.2 million and $0.3 million, respectively, are deducted from net income attributable to common stockholders, FFO and AFFO in the computation of per share amounts (see Note 13).

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

	March 31,
	2015	2014
	(unaudited)
Revolving Credit Facilities, net	$181,518	$132,086
Mortgages and notes payable, net	3,456,609	3,718,220
Convertible Notes, net	681,109	—
	4,319,236	3,850,306
Add/(less):
Preferred stock	~~—~~	~~—~~
Unamortized debt discount/(premium)	54,574	(740)
Unamortized deferred financing costs	48,499	23,355
Cash and cash equivalents	(108,134)	(29,984)
Cash collateral deposits for the benefit of lenders classified as other assets	(29,783)	(21,865)
Total adjustments	(34,844)	(29,234)
Adjusted Debt	$4,284,392	$3,821,072

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income attributable to common stockholders	$25,324	$14,239
Add/(less)(1):
Interest	57,914	54,399
Depreciation and amortization	66,296	60,549
Income tax expense	362	217
Total adjustments	124,572	115,165
EBITDA	$149,896	$129,404
Add/(less):(1)
Master Trust Notes exchange costs	—	17
Real estate acquisition costs	1,093	1,281
Impairments	1,555	1,707
Realized gains on sales of real estate	(11,338)	(1,715)
Loss on debt extinguishment	1,230	—
Total adjustments to EBITDA	(7,460)	1,290
Adjusted EBITDA	$142,436	$130,694
Annualized Adjusted EBITDA (2)	$569,744	$522,776

Leverage (Adjusted Debt / Annualized Adjusted EBITDA)	7.5	7.3

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA multiplied by 4.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the March 31, 2015 unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, especially interest rate risk. Interest rates and other factors, such as occupancy, rental rate and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated.
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
In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates. However, the vast majority of our mortgage notes payable have prepayment clauses that make refinancing during a decreasing interest rate environment uneconomical. Investments in our mortgage loans receivable, however, have significant prepayment protection in the form of yield maintenance provisions, which provide us with substantial yield protection in a decreasing interest rate environment with respect to this portion of our investment portfolio.
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of March 31, 2015, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of March 31, 2015, approximately $3.49 billion of our indebtedness consisted of long-term, fixed-rate obligations. As of March 31, 2015, the weighted average stated interest rate of our CMBS and Master Trust Notes, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 5.38%.
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
Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Our interest rate risk management policy addresses counterparty credit risk (the risk of nonperformance by counterparties) by requiring that we deal only with major financial institutions that we deem credit worthy.

The estimated fair values of our revolving credit facilities, fixed-rate and variable-rate mortgages and notes payable and Convertible Notes have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.
The following table discloses the fair value information for these financial instruments as of March 31, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving Credit Facilities, net	$181,518	$185,212
Mortgages and notes payable, net	3,456,609	3,697,971
Convertible Notes, net (1)	681,109	747,589
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2015 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
From time-to-time, we may be subject to certain claims and lawsuits in the ordinary course of business. We are not currently a party as plaintiff or defendant to any legal proceedings that we believe to be material or that individually or in the aggregate would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us.

Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K as well as the prospectus supplement filed with the SEC on February 27, 2015.
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

4.3
Amendment No. 1 to the Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated November 26, 2014 filed as Exhibit 4.1 to the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

4.4
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

4.7
Series 2014-4 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated November 26, 2014 filed as Exhibit 4.2 to the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

4.8
Master Indenture, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013. Previously filed by Spirit Realty Capital, Inc. as Exhibit 10.21 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.9
Series 2013-1 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2014.

Exhibit No.	Description
4.10
Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013, filed as Exhibit 10.23 to Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.11	Indenture, dated May 20, 2014, between the Company and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.12
First Supplemental Indenture, dated May 20, 2014, by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 2.875% Convertible Senior Note due 2019) filed as Exhibit 4.2 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.13
Second Supplemental Indenture, dated May 20, 2014, by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 3.75% Convertible Senior Note due 2021) filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

10.1	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Exhibit 10.7 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.2	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.3	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.4	Form of Performance Share Award Agreement. Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

10.5
Credit Agreement, by and among Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Spirit Realty, L.P. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.01 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.6
Guaranty, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 17, 2013 and incorporated herein by reference.

10.7
Security Agreement, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013 filed as Exhibit 10.3 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.8
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

10.9
Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated as of July 17, 2013, filed as Exhibit 10.4 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.10
Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated as of July 17, 2013, filed as Exhibit 10.6 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.11
Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated as of July 17, 2013 filed as Exhibit 10.7 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.12
Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated as of July 17, 2013, filed as Exhibit 10.8 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

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

10.14
Amendment No. 1 to the Second Amended and Restated Property Management and Servicing Agreement dated November 26, 2014, by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association filed as Exhibit 1.2 of the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

10.15
Property Management and Servicing Agreement, between Midland Loan Services, Spirit Master Funding VII, LLC and Spirit Realty, L.P., dated as of December 23, 2013, filed as Exhibit 10.24 to its Annual Report on Form 10-K filed on March 4, 2014 and incorporated herein by reference.

10.16
Defeasance, Assignment, Assumption and Release Agreement, dated June 5, 2014, by and among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, U.S. Bank, National Association as Trustee for the Lender, Midland Loan Servicer, a division of PNC Bank, National Association as servicer and U.S. Bank, National Association as Securities Intermediary and Custodian filed as Exhibit 1.1 of the Company's Form 8-K on June 6, 2014 and incorporated herein by reference.

10.17	First Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. on September 12, 2014.

10.18
Amended and Restated Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, and Shopko Stores Operating CO., LLC, dated December 15, 2014 filed as Exhibit 1.2 of the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

10.19	Form of Indemnification Agreement of Spirit Realty Capital, Inc. filed as Exhibit 10.1 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.20
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated as of July 17, 2013 filed as Exhibit 10.2 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.21
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Michael A. Bender, dated as of July 17, 2013 filed as Exhibit 10.3 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.22
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Peter M. Mavoides, dated as of July 17, 2013 filed as Exhibit 10.4 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.23
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of July 17, 2013 filed as Exhibit 10.5 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.24
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark A. Manheimer, dated as of July 17, 2013 filed as Exhibit 10.6 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.25	Director Compensation Program of Spirit Realty Capital, Inc. filed as Exhibit 10.10 of the Company's Form 8-K on July 17, 2013 and incorporated herein by reference.

10.26
Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr., dated as of March 25, 2015 filed as Exhibit 10.1 of the Company's Form 8-K on March 25, 2015 and incorporated herein by reference.

10.27
Credit Agreement among Spirit Realty L.P., Wells Fargo Bank, N.A., as the administrative agent, and the various financial institutions as are or may become parties thereto, dated as of March 31, 2015, filed as Exhibit 10.1 to the Company's Form 8-K on March 31, 2015 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Phillip D. Joseph, Jr.
Name:	Phillip D. Joseph, Jr.
Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)
Date: May 7, 2015