Form 10-Q
period 2015-06-30
Spirit Realty Capital, Inc.
filed 2015-08-07
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of August 3, 2015, there were 441,520,851 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$600.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
Additional Collateral Deposit	A cash reserve deposit or letter of credit in the amount of $8.0 million required pursuant to an amendment of a certain CMBS loan agreement
AFFO	Adjusted Funds From Operations
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDAR	Earnings Before Interest, Taxes, Depreciation, Amortization and Rent
Excess Cash	Rent received in excess of debt service obligations
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Offer	Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued Master Trust 2014 notes in May 2014
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles
Incentive Award Plan	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program

Definitions:
Master Trust Exchange Costs	Legal, accounting and financial advisory services costs incurred in connection with the Exchange Offer
Master Trust Notes	The Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
Normalized Rental Revenue	Total rental revenue normalized to exclude rental revenues contributed by properties sold during a given period
Normalized Revenue	Total revenue normalized to exclude revenues contributed by properties sold during a given period
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Total Debt	Principal debt outstanding before discounts or premiums
TSR	Total Shareholder Return
Walgreens	Walgreen Company

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,679,387	$2,614,630
Buildings and improvements	4,714,561	4,579,166
Total real estate investments	7,393,948	7,193,796
Less: accumulated depreciation	(785,360)	(752,210)
	6,608,588	6,441,586
Loans receivable, net	109,377	109,425
Intangible lease assets, net	557,214	590,073
Real estate assets under direct financing leases, net	44,382	56,564
Real estate assets held for sale, net	108,339	119,912
Net investments	7,427,900	7,317,560
Cash and cash equivalents	39,674	176,181
Deferred costs and other assets, net	170,244	185,507
Goodwill	291,421	291,421
Total assets	$7,929,239	$7,970,669
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$20,000	$15,114
Mortgages and notes payable, net	3,291,679	3,629,998
Convertible Notes, net	684,066	678,190
Total debt, net	3,995,745	4,323,302
Intangible lease liabilities, net	202,021	205,968
Accounts payable, accrued expenses and other liabilities	120,134	123,298
Total liabilities	4,317,900	4,652,568
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 442,047,125 issued shares and 441,512,923 outstanding shares at June 30, 2015 and 411,824,039 issued shares and 411,350,440 outstanding shares at December 31, 2014	4,420	4,118
Capital in excess of par value	4,715,340	4,361,320
Accumulated deficit	(1,101,642)	(1,041,392)
Accumulated other comprehensive loss	(1,197)	(1,083)
Treasury stock, at cost	(5,582)	(4,862)
Total stockholders’ equity	3,611,339	3,318,101
Total liabilities and stockholders’ equity	$7,929,239	$7,970,669
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rentals	$159,607	$143,142	$314,125	$280,621
Interest income on loans receivable	1,730	1,821	3,452	3,658
Earned income from direct financing leases	779	838	1,574	1,684
Tenant reimbursement income	3,492	2,921	8,123	6,240
Other income and interest from real estate transactions	2,326	3,067	2,947	3,558
Total revenues	167,934	151,789	330,221	295,761
Expenses:
General and administrative	11,972	10,451	24,572	21,501
Finance restructuring costs	—	13,016	—	13,033
Property costs	6,414	6,576	13,821	11,858
Real estate acquisition costs	453	226	1,546	1,507
Interest	56,167	55,992	114,081	110,391
Depreciation and amortization	64,671	61,968	130,967	122,517
Impairments	33,766	27,627	35,390	29,334
Total expenses	173,443	175,856	320,377	310,141
(Loss) income from continuing operations before other income (expense) and income tax expense	(5,509)	(24,067)	9,844	(14,380)
Other income (expense):
Gain (loss) on debt extinguishment	3,377	(64,708)	2,147	(64,708)
Total other income (expense)	3,377	(64,708)	2,147	(64,708)
(Loss) income from continuing operations before income tax expense	(2,132)	(88,775)	11,991	(79,088)
Income tax expense	(161)	(127)	(523)	(344)
(Loss) income from continuing operations	(2,293)	(88,902)	11,468	(79,432)
Discontinued operations:
(Loss) income from discontinued operations	(96)	279	131	3,333
Gain on disposition of assets	590	92	590	85
Income from discontinued operations	494	371	721	3,418
(Loss) income before gain (loss) on disposition of assets	(1,799)	(88,531)	12,189	(76,014)
Gain (loss) on disposition of assets	62,690	(1,290)	74,026	432
Net income (loss) attributable to common stockholders	$60,891	$(89,821)	$86,215	$(75,582)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.14	$(0.24)	$0.20	$(0.21)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—basic	$0.14	$(0.24)	$0.20	$(0.20)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.14	$(0.24)	$0.20	$(0.21)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—diluted	$0.14	$(0.24)	$0.20	$(0.20)
Weighted average shares of common stock outstanding:
Basic	436,619,138	381,775,203	423,889,238	375,266,233
Diluted	436,923,755	381,775,203	424,343,232	375,266,233
Dividends declared per common share issued	$0.17000	$0.16625	$0.34000	$0.33250
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$60,891	$(89,821)	$86,215	$(75,582)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	40	(875)	(811)	(1,277)
Net cash flow hedge losses reclassified to operations	381	331	697	654
Total comprehensive income (loss)	$61,312	$(90,365)	$86,101	$(76,205)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2014	411,824,039	$4,118	$4,361,320	$(1,041,392)	$(1,083)	(473,599)	$(4,862)	$3,318,101
Net income	—	—	—	86,215	—	—	—	86,215
Other comprehensive loss	—	—	—	—	(114)	—	—	(114)
Dividends declared on common stock	—	—	—	(146,177)	—	—	—	(146,177)
Repurchase of shares of common stock	—	—	—	—	—	(60,603)	(720)	(720)
Issuance of shares of common stock, net	29,610,100	296	346,959	—	—	—	—	347,255
Exercise of stock options	5,000	—	46	—	—	—	—	46
Stock-based compensation, net	607,986	6	7,015	(288)	—	—	—	6,733
Balances, June 30, 2015	442,047,125	$4,420	$4,715,340	$(1,101,642)	$(1,197)	(534,202)	$(5,582)	$3,611,339
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss) attributable to common stockholders	$86,215	$(75,582)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	130,967	122,517
Impairments	35,424	29,334
Amortization of deferred financing costs	3,973	2,297
Derivative net settlements, amortization and other interest rate hedge losses	(85)	(50)
Amortization of debt discounts (premiums)	1,139	(1,043)
Stock-based compensation expense	7,288	5,484
(Gain) loss on debt extinguishment	(2,147)	64,708
Debt extinguishment costs	(3,623)	(59,069)
Gains on dispositions of real estate and other assets, net	(74,616)	(517)
Non-cash revenue	(10,551)	(8,344)
Other	(27)	242
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,641)	(2,352)
Accounts payable, accrued expenses and other liabilities	(4,677)	(9,062)
Net cash provided by operating activities	167,639	68,563
Investing activities
Acquisitions of real estate	(547,487)	(363,643)
Capitalized real estate expenditures	(3,175)	(2,250)
Investments in loans receivable	(4,000)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	2,924	3,286
Proceeds from dispositions of real estate and other assets	340,971	14,218
Transfers of net sales proceeds (to) from restricted accounts pursuant to 1031 Exchanges	(40,034)	20,784
Transfers of net sales proceeds from (to) Master Trust Release	43,442	(13,054)
Net cash used in investing activities	(207,359)	(340,659)
Financing activities
Borrowings under Revolving Credit Facilities	405,000	405,535
Repayments under Revolving Credit Facilities	(400,181)	(425,127)
Borrowings under mortgages and notes payable	—	757,500
Repayments under mortgages and notes payable	(321,884)	(553,882)
Deferred financing costs	(3,782)	(20,000)
Proceeds from issuance of common stock, net of offering costs	347,255	287,704
Proceeds from exercise of stock options	46	183
Offering costs paid on equity component of Convertible Notes	—	(1,609)
Purchase of treasury stock	(720)	(110)
Dividends paid/distributions to equity owners	(141,174)	(123,207)
Transfers from (to) reserve/escrow deposits with lenders	18,653	(503)
Net cash (used in) provided by financing activities	(96,787)	326,484
Net (decrease) increase in cash and cash equivalents	(136,507)	54,388
Cash and cash equivalents, beginning of period	176,181	66,588
Cash and cash equivalents, end of period	$39,674	$120,976
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 1. Organization
Company Organization and Operations
The Company operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis to tenants operating within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
The Company’s operations are generally carried out through the Operating Partnership. OP Holdings, one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Corporation and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.

As of June 30, 2015, our undepreciated investment in real estate and loans totaled approximately $8.21 billion, representing investments in 2,600 properties, including properties securing mortgage loans made by the Company. Of this amount, 98.7% consisted of our $8.10 billion investment in real estate, representing ownership of 2,455 properties, and the remaining 1.3% consisted of $109.4 million in commercial mortgage and other loans receivable, primarily secured by the remaining 145 properties or other related assets.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2014.
The unaudited consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). As a result, the majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. At June 30, 2015 and December 31, 2014, net assets totaling $4.88 billion and $5.68 billion, respectively, were held, and net liabilities totaling $3.42 billion and $3.77 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation. During the quarter ended March 31, 2015, the Company elected to early adopt ASU 2015-03 described below. Under the ASU, capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheet, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate, and this presentation is retrospectively applied to prior periods. For capitalized deferred financing costs that have been incurred relating to the 2013 Credit Facility and 2015 Credit Facility, the Company continues to present these costs in deferred costs and other assets, net on the accompanying consolidated balance sheets as amounts can be drawn and repaid periodically. As of December 31, 2014, unamortized deferred financing costs of approximately $46.3 million were previously presented in deferred costs and other assets, net on the consolidated balance sheet and are now included as a reduction of debt (see Note 4).
Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Allowance for Doubtful Accounts

The Company provided for reserves for uncollectible amounts related to its rent and other tenant receivables totaling $8.1 million and $8.4 million at June 30, 2015 and December 31, 2014, respectively, against accounts receivable balances of $25.1 million and $20.5 million, respectively; receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
The Company established a provision for losses of $9.4 million and $10.9 million at June 30, 2015 and December 31, 2014, respectively, against deferred rental revenue receivables of $56.3 million and $48.3 million, respectively; deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Collateral deposits (1)	$14,153	$29,483
Tenant improvements, repairs, and leasing commissions (2)	8,856	13,427
Master Trust Release (3)	9,627	53,069
1031 Exchange proceeds, net	40,034	—
Loan impounds (4)	728	794
Other (5)	707	3,571
	$74,105	$100,344
(1) Funds held in reserve by lenders which can be applied by lenders to the repayment of debt (any funds remaining on deposit after the debt is paid in full are released to the borrower).
(2) Deposits held on collateral properties by lenders that are reserved to fund tenant improvements, repairs and leasing commissions incurred to secure a new tenant.
(3) Proceeds from the sale of assets pledged as collateral under the Spirit Master Funding Program, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal.
(4) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.
(5) Funds held in lender controlled accounts released after debt service requirements are met.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

A significant amount of the lender reserves were established in connection with obtaining lender consents relating to our IPO during 2012 and the Cole II Merger during 2013.
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

Note 3. Investments
Real Estate Investments

As of June 30, 2015, the Company's investment in real estate and loans totaled approximately $8.21 billion, representing investments in 2,600 properties, including 145 properties securing mortgage loans. The investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.0%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs. Therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a triple net lease agreement.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

During the six months ended June 30, 2015, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments, net
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2014	2,364	145	2,509	$7,934,938	$109,425	$8,044,363
Acquisitions/improvements (1) (3)	148	—	148	550,662	4,000	554,662
Dispositions of real estate (2) (3)	(57)	—	(57)	(349,362)	—	(349,362)
Principal payments and payoffs	—	—	—	—	(2,811)	(2,811)
Impairments	—	—	—	(35,328)	—	(35,328)
Write off of gross lease intangibles	—	—	—	(2,382)	—	(2,382)
Loan premium amortization and other	—	—	—	(113)	(1,237)	(1,350)
Gross balance, June 30, 2015	2,455	145	2,600	$8,098,415	$109,377	$8,207,792
Accumulated depreciation and amortization				(983,229)	—	(983,229)
Other non-real estate assets held for sale				1,316	—	1,316
Net balance, June 30, 2015				$7,116,502	$109,377	$7,225,879
(1) Includes investments of $2.6 million in revenue producing capitalized expenditures, as well as $0.6 million of non-revenue producing capitalized maintenance expenditures. Capitalized maintenance expenditures are not included in the Company's investment in real estate disclosed elsewhere.
(2) The total accumulated depreciation and amortization associated with these dispositions of real estate was $73.7 million.
(3) During the six months ended June 30, 2015, pursuant to 1031 Exchanges, the Company sold 23 properties for $212.1 million and used $172.1 million of this amount to partially fund 62 property acquisitions.
(4) At June 30, 2015 and December 31, 2014, 33 and 37, respectively, of the Company's properties were vacant and in the Company’s possession; of these amounts, 11 and 8, respectively, were held for sale.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases at June 30, 2015 (in thousands):

Remainder of 2015	$308,950
2016	608,206
2017	594,922
2018	580,686
2019	561,657
Thereafter	4,526,522
Total future minimum rentals	$7,180,943
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium (in thousands):

	June 30, 2015	December 31, 2014
Mortgage - principal	$93,810	$96,594
Mortgage - premium	11,215	12,452
Mortgages, net	105,025	109,046
Other notes - principal	4,352	379
Total loans receivable, net	$109,377	$109,425
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable, one $4.0 million note is secured by tenant assets and stock and the other is unsecured.
Allowance for Loan Losses
At June 30, 2015 and December 31, 2014, there was no allowance for loan losses, and there were no mortgages or notes on nonaccrual status.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2015	December 31, 2014
In-place leases	$661,206	$676,665
Above-market leases	99,760	100,568
Less: accumulated amortization	(203,752)	(187,160)
Intangible lease assets, net	$557,214	$590,073

Below-market leases	$240,437	$237,593
Less: accumulated amortization	(38,416)	(31,625)
Intangible lease liabilities, net	$202,021	$205,968
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases were $2.8 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $25.4 million and $26.9 million for the six months ended June 30, 2015 and 2014, respectively, and $12.6 million and $13.5 million for the three months ended June 30, 2015 and 2014, respectively.
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	June 30, 2015	December 31, 2014
Minimum lease payments receivable	$14,210	$15,897
Estimated residual value of leased assets	43,789	55,858
Unearned income	(13,617)	(15,191)
Real estate assets under direct financing leases, net	$44,382	$56,564

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale, for continuing and discontinued operations, for the six months ended June 30, 2015:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2014	19	5	24	$110,918	$8,994	$119,912
Transfers from real estate investments	33	—	33	140,060	(34)	140,026
Sales	(28)	(2)	(30)	(147,124)	(4,475)	(151,599)
Balance, June 30, 2015	24	3	27	$103,854	$4,485	$108,339

Properties included in discontinued operations as of June 30, 2015 are collateral assets under the 2014 Master Trust securitization. The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the accompanying consolidated balance sheets (in thousands):

	June 30, 2015	December 31, 2014
Assets
Land and improvements	$2,922	$5,351
Buildings and improvements	2,916	5,798
Total real estate investments	5,838	11,149
Less: accumulated depreciation	(1,202)	(2,167)
Intangible lease assets, net	297	460
Total assets	$4,933	$9,442

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448

Net assets	$4,485	$8,994

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate and intangible asset impairment	$33,730	$24,610	$34,773	$26,247
Write-off of lease intangibles due to lease terminations, net	43	2,529	555	2,599
Total impairments from real estate investment net assets	33,773	27,139	35,328	28,846
Other impairment	(7)	488	96	488
Total impairment loss in continuing and discontinued operations	$33,766	$27,627	$35,424	$29,334

Note 4. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Term (3)	June 30, 2015	December 31, 2014
			(in Years)	(In Thousands)
Revolving Credit Facilities	NM	1.89%	3.8	$20,000	$15,181
Master Trust Notes	5.44%	5.04%	7.7	1,701,371	1,710,380
CMBS - fixed-rate	5.45%	5.88%	2.9	1,554,414	1,836,181
CMBS - variable-rate (4)	3.42%	3.55%	3.2	68,345	110,685
Convertible Notes	4.86%	3.28%	4.8	747,500	747,500
Unsecured fixed rate promissory note	9.12%	7.00%	6.5	1,232	1,293
Total Debt	5.33%	5.00%	5.3	4,092,862	4,421,220
Debt discount, net				(54,247)	(51,586)
Deferred financing costs, net (5)				(42,870)	(46,332)
Total debt, net				$3,995,745	$4,323,302
(1) The effective interest rates include amortization of debt discount, amortization of deferred financing costs and non-utilization fees, where applicable, calculated for the three months ended June 30, 2015 and based on the average principal balance outstanding during the period. The average outstanding principal balance of the Revolving Credit Facilities was not significant during the three months ended June 30, 2015, resulting in an effective interest rate that was not meaningful.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2015.
(3) Represents the weighted average time to maturity based on the outstanding principal balance as of June 30, 2015.
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 5).
(5) The Company early adopted ASU 2015-03 requiring deferred financing costs to be presented as a direct deduction from the carrying amount of the related indebtedness. The Company records deferred financing costs for its 2013 Credit Facility and 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Revolving Credit Facilities
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The 2015 Credit Facility includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.
During the quarter ended June 30, 2015, the 2015 Credit Facility bore interest at LIBOR plus 1.70% based on the Company's leverage and incurred an unused fee of 0.25%. If the Corporation obtains an investment grade rating of its senior unsecured long-term indebtedness of at least BBB- or Baa3 from S&P or Moody's, respectively, the Operating Partnership may make an irrevocable election to change the grid pricing for the 2015 Credit Facility from leverage based to credit rating based pricing. Upon such an event, the 2015 Credit Facility will bear interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum. In each case, the applicable borrowing margin depends on the credit rating for the Corporation.
If the Corporation obtains an investment grade credit rating from either S&P or Moody’s, the Operating Partnership will be required to pay a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, depending on the credit rating for the Corporation.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and certain of its existing and future subsidiaries that are not currently securing or anticipated to secure other indebtedness. The 2015 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.

As a result of entering into the 2015 Credit Facility, the Company incurred origination costs of $3.7 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. As of June 30, 2015, the unamortized deferred financing costs relating to the 2015 Credit Facility was $3.5 million and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of June 30, 2015, $20.0 million of borrowings were outstanding, $18.0 million of letters of credit were issued and $562.0 million of borrowing capacity was available under the 2015 Credit Facility. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2015, the Corporation and the Operating Partnership were in compliance with these financial covenants.
2013 Credit Facility
On March 31, 2015, the secured 2013 Credit Facility was terminated and its outstanding borrowings were repaid with proceeds from the 2015 Credit Facility. Properties securing this facility became unencumbered upon its termination. The 2013 Credit Facility's borrowing margin was LIBOR plus 2.50% based on the Company's leverage, with an unused fee of 0.35%. Upon terminating the 2013 Credit Facility, the Company recognized debt extinguishment costs of $2.0 million, resulting from the write-off of unamortized deferred financing costs.
Line of Credit
A special purpose entity indirectly owned by the Corporation has access to a $40.0 million secured revolving line of credit. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. As of June 30, 2015, the Line of Credit was undrawn and had $40.0 million of borrowing capacity available. The ability to borrow under the Line of Credit is subject to the Operating Partnership and special purpose entity's ongoing compliance with a number of customary financial covenants. As of June 30, 2015, the Operating Partnership and, if applicable, the special purpose entity were in compliance with these financial covenants.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Master Trust Notes

The Company has access to an asset-backed securitization platform, the Spirit Master Funding Program, to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. The Spirit Master Funding Program consists of two separate securitization trusts, Master Trust 2013 and Master Trust 2014, each of which have one or multiple bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. Each issuer is an indirect wholly-owned special purpose entity subsidiary of the Corporation.
The Master Trust Notes are summarized below:

	Effective Interest Rates (1)	Stated Rates (2)	Remaining Term	June 30, 2015	December 31, 2014
			(in Years)	(in Thousands)
Series 2014-1 Class A1	6.0%	5.1%	5.0	$70,336	$75,489
Series 2014-1 Class A2	6.0%	5.4%	5.1	253,300	253,300
Series 2014-2	6.1%	5.8%	5.7	231,294	232,867
Series 2014-3	6.0%	5.7%	6.7	312,494	312,705
Series 2014-4 Class A1	3.9%	3.5%	4.6	150,000	150,000
Series 2014-4 Class A2	4.8%	4.6%	14.6	360,000	360,000
Total Master Trust 2014 notes	5.5%	5.1%	8.0	1,377,424	1,384,361
Series 2013-1 Class A	4.6%	3.9%	3.5	125,000	125,000
Series 2013-2 Class A	5.6%	5.3%	8.5	198,947	201,019
Total Master Trust 2013 notes	5.2%	4.7%	6.5	323,947	326,019
Total Master Trust Notes				1,701,371	1,710,380
Debt discount, net				(24,921)	(26,903)
Deferred financing costs, net				(20,809)	(22,113)
Total Master Trust Notes, net				$1,655,641	$1,661,364
(1) The effective interest rates include amortization of debt discount and amortization of deferred financing costs calculated for the three months ended June 30, 2015 based on the average principal balance outstanding during the period.
(2) Represents the individual series stated interest rate as of June 30, 2015 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of June 30, 2015.

As of June 30, 2015, the Master Trust 2014 notes were secured by 957 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of June 30, 2015, the Master Trust 2013 notes were secured by 315 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.

CMBS

As of June 30, 2015, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 153 fixed and 9 variable-rate non-recourse loans which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of June 30, 2015 for these fixed-rate notes, excluding the defaulted loans, ranged from 3.90% to 8.39%. The stated interest rates as of June 30, 2015 for the variable-rate notes ranged from 3.18% to 3.59%. As of June 30, 2015, these fixed and variable-rate loans were secured by 475 and 86 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 5.2% on a significant portion of the variable-rate debt (see Note 5). As of June 30, 2015 and December 31, 2014, the unamortized deferred financing costs relating to certain of the CMBS loans

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

were $5.8 million and $6.4 million, respectively. The deferred financing costs are being amortized to expense over the term of the respective loans.

As of June 30, 2015, certain borrowers were in default under the loan agreements relating to four separate CMBS fixed-rate loans where the 10 properties securing the respective loans are no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 9.67% and 10.88%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of June 30, 2015, the aggregate principal balance under the defaulted CMBS loans was $79.0 million, which includes $5.7 million of interest added to principal. In addition, approximately $12.1 million of lender controlled reserves, within restricted cash, are being held in connection with these loans that may be applied to reduce amounts owed. During the three months ended June 30, 2015, defaulted loan balances aggregating $25.4 million, which included $0.4 million of capitalized interest, were retired upon the disposition of 5 properties and the application of $3.6 million of lender reserves securing these defaulted loans. One of the properties disposed was surrendered to the lender pursuant to a consensual foreclosure and release of the debt. The remaining four properties were sold by the Company to third parties pursuant to an amendment to the loan agreement, which provided for a specified reduction in principal balance associated with the sale of those individual properties.

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

The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.

In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of June 30, 2015 and December 31, 2014, the unamortized discount was $47.2 million and $51.5 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheet, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of June 30, 2015 and December 31, 2014, the unamortized deferred financing costs relating to the Convertible Notes was $16.2 million and $17.8 million, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Debt Extinguishment

During the six months ended June 30, 2015, the Company extinguished a total of $336.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.64% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $2.1 million. The gain was primarily attributable to the write-off of net debt premiums and the reduction of $17.5 million of debt using net sales proceeds of $14.0 million from the sale of four properties securing a portion of a defaulted CMBS note, partially offset by defeasance costs.

During the six months ended June 30, 2014, the Company extinguished a total of $509.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.59% and redeemed $18.0 million of net-lease mortgage notes that were not tendered in connection with the Exchange Offer. As a result of these transactions, the Company recognized a loss on debt extinguishment during the six months ended June 30, 2014 of approximately $64.7 million primarily from costs incurred related to the defeasance of the Shopko indebtedness.

Debt Maturities

As of June 30, 2015, scheduled debt maturities of the Company’s Revolving Credit Facilities, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2015 (1)	$14,127	$95,051	$109,178
2016	28,170	273,059	301,229
2017	27,952	797,827	825,779
2018	42,297	244,537	286,834
2019	44,520	472,000	516,520
Thereafter	289,321	1,764,001	2,053,322
Total	$446,387	$3,646,475	$4,092,862
(1) The balloon payment balance in 2015 includes $79.0 million, including $5.7 million of capitalized interest, for the acceleration of principal payable following an event of default under four separate non-recourse CMBS loans with stated maturities in 2015 and 2017 of $25.3 million and $53.7 million, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense – Revolving Credit Facilities (1)	$586	$1,100	$1,389	$1,820
Interest expense – mortgages and notes payable	46,863	50,778	95,271	104,374
Interest expense – Convertible Notes	6,128	2,871	12,255	2,871
Interest expense – other	—	—	—	6
Non-cash interest expense:
Amortization of deferred financing costs	1,901	1,324	3,973	2,297
Amortization of net losses related to interest rate swaps	26	33	54	66
Amortization of debt (premium)/discount	663	(114)	1,139	(1,043)
Total interest expense	$56,167	$55,992	$114,081	$110,391
(1) Includes interest expense associated with non-utilization fees of approximately $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.8 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

Note 5. Derivative and Hedging Activities
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. The effective portion of changes in fair value are recorded in AOCL and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings. As of June 30, 2015 and December 31, 2014, there were no termination events or events of default related to the interest rate swaps.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	June 30, 2015	December 31, 2014
Interest Rate Swap (1)	Accounts payable, accrued expenses and other liabilities	$10,741	4.62%	06/28/12	07/06/17	$—	$(46)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,587	5.75%	07/17/13	03/01/16	(108)	(180)
Interest Rate Swap (1)	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	—	(93)
Interest Rate Swaps(2)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(1,044)	(803)
						$(1,152)	$(1,122)
(1) During June 2015, the Company terminated certain interest rate swap agreements upon the repayment of two CMBS variable-rate loans. The Company paid $0.1 million to terminate these swaps and recognized a loss of $0.1 million, which is included in general and administrative expenses.
(2) Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Interest rate swaps	$40	$(875)	$(811)	$(1,277)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Reclassified from AOCL into Operations	2015	2014	2015	2014
Interest expense	$(305)	$(331)	$(621)	$(654)

	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Recognized in Operations on Derivatives	2015	2014	2015	2014
General and administrative expense	$(75)	$(3)	$(78)	$(3)
(1) Three months and six months ended June 30, 2015 includes a loss of $76.0 thousand that was reclassified from accumulated other comprehensive loss in the balance sheet resulting from hedged transactions that were no longer probable of occurring as the swaps were terminated prior to their respective maturity dates.
Approximately $0.9 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next twelve months. The Company does not enter into derivative contracts for speculative or trading purposes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Note 6. Stockholders’ Equity

Issuance of Common Stock

On April 14, 2015, the Company completed an underwritten public offering of 23.0 million shares of its common stock, at $11.85 per share, including 3.0 million shares sold pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $272.6 million; net proceeds were approximately $268.8 million after deducting the underwriting discounts and offering costs paid by the Company. The net proceeds from the common stock offering were used to repay the outstanding balances under the 2015 Credit Facility and Line of Credit. The remaining net proceeds were retained to fund potential future acquisitions and for general corporate purposes (including additional repayments of borrowings outstanding from time to time under the Revolving Credit Facilities).

ATM Program

During the six months ended June 30, 2015, the Corporation sold 6.6 million shares of its common stock under its ATM Program, at a weighted average share price of $12.07, for aggregate gross proceeds of $79.8 million and aggregate net proceeds of $78.5 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were used to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. During the three months ended June 30, 2015, no shares were sold under our ATM program. As of June 30, 2015, $103.6 million in gross proceeds capacity remained available under the ATM Program.
Dividends Declared
For the six months ended June 30, 2015, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in thousands)
March 16, 2015	$0.17000	March 31, 2015	$71,123	April 15, 2015
June 15, 2015	$0.17000	June 30, 2015	$75,054	July 15, 2015
(1) Net of estimated forfeitures of approximately $3,000 and $8,000 during the three and six months ended June 30, 2015, respectively, for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividend declared on June 15, 2015 was paid on July 15, 2015 and is included in accounts payable, accrued expenses and other liabilities as of June 30, 2015.

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
As of June 30, 2015, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of June 30, 2015, the Company had commitments totaling $75.8 million, of which $68.1 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on results of due diligence. All commitments are expected to be funded during fiscal year 2015. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements.

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Derivatives:
Interest rate swaps financial liabilities	$(1,152)	$—	$(1,152)	$—
December 31, 2014
Derivatives:
Interest rate swaps financial liabilities	$(1,122)	$—	$(1,122)	$—
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
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
June 30, 2015
Long-lived assets held and used	$32,671	$(3,207)	$—	$—	$35,878	$(26,110)
Lease intangible assets	2,303	—	—	—	2,303	(1,493)
Long-lived assets held for sale	42,047	(1,096)	—	—	43,143	(7,821)
						$(35,424)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(20,074)
						$(36,436)
(1) Impairment charges are presented for the six months ended June 30, 2015 and for the year ended December 31, 2014.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
Estimated Fair Value of Financial Instruments
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the accompanying consolidated balance sheets.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$109,377	$115,735	$109,425	$115,747
Revolving Credit Facilities, net (1)	20,000	19,405	15,114	15,254
Mortgages and notes payable, net (2)	3,291,679	3,467,272	3,629,998	3,899,950
Convertible Notes, net (2)	684,066	700,170	678,190	729,231
(1) As of December 31, 2014, only amounts under the Line of Credit were outstanding and net of unamortized deferred financing costs. As of June 30, 2015, only amounts under the 2015 Credit Facility were outstanding.
(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 9. Significant Credit and Revenue Concentration

As of June 30, 2015 and December 31, 2014, the Company’s real estate investments are leased to 455 and 454 tenants, respectively, which operate within retail, office and industrial property types across various industries throughout the United States. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended June 30, 2015 and 2014, contributed 10.4% and 13.8% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 5% or more of the Company’s Normalized Revenue during any of the periods presented. As of June 30, 2015 and December 31, 2014, the Company's net investment in Shopko properties represents approximately 8.1% and 10.7%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 10.4% and 13.1%, respectively, of the Company's total real estate investment portfolio.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rent	$25	$309	$335	$617
Non-cash rent	—	2	—	(27)
Other	3	33	16	2,950
Total revenues	28	344	351	3,540
Expenses:
General and administrative	1	9	2	12
Property costs	123	56	184	195
Impairments	—	—	34	—
Total expenses	124	65	220	207
Income from discontinued operations	(96)	279	131	3,333
Gain on dispositions of assets	590	92	590	85
Total discontinued operations	$494	$371	$721	$3,418
Number of properties disposed of during period	2	3	2	5

Note 11. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$7,155	$—
Reduction of debt in exchange for collateral assets	7,904	—
Net real estate and other collateral assets surrendered to lender	7,384	—
Accrued interest capitalized to principal (1)	3,551	—
Accrued performance share dividend rights	288	280
Accrued equity offering costs	—	250
Accrued deferred financing costs	—	281
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 12. Incentive Award Plan
As of June 30, 2015, 1.9 million shares remained available for award under the Incentive Award Plan.
Restricted Shares of Common Stock
During the six months ended June 30, 2015, the Company granted 0.5 million restricted shares under the Incentive Award Plan to certain officers and employees. The Company recorded $5.5 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of June 30, 2015, there were approximately 1.3 million unvested restricted shares outstanding.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Performance Share Awards
During the six months ended June 30, 2015, the Compensation Committee of the Board of Directors approved an initial target grant of 279,199 performance shares to certain executive officers of the Company. The performance period of this grant runs from January 1, 2015 through December 31, 2017. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Corporation's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of TSR of the Corporation compared to certain specified peer groups of companies during the performance period. In addition, final shares issued under each performance share award entitle its holder to a cash payment equal to the aggregate dividends that were declared during the performance period as if the shares had been issued and outstanding on each dividend record date. Based on the grant date fair value, the Corporation expects to recognize $4.1 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
As of June 30, 2015, under each separate annual performance share award, the Corporation's TSR compared to the specified peer groups during the performance periods would have resulted in the release of 0.7 million shares, in the aggregate. In addition, approximately $0.9 million in dividend rights have been accrued. The projected shares to be released are not considered issued under the Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.
Stock-based Compensation Expense
For the three months ended June 30, 2015 and 2014, the Company recognized $3.5 million and $3.0 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. For the six months ended June 30, 2015 and 2014, the Company recognized $7.3 million and $5.5 million, respectively, in stock-based compensation expense.
As of June 30, 2015, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $14.7 million, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Note 13. Income (Loss) Per Share
Income (loss) per share has been computed using the two-class method. Income (loss) per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted income (loss):
(Loss) income from continuing operations	$(2,293)	$(88,902)	$11,468	$(79,432)
Gain (loss) on disposition of assets	62,690	(1,290)	74,026	432
Less: income attributable to unvested restricted stock	(225)	(334)	(434)	(667)
Income (loss) used in basic and diluted income (loss) per share from continuing operations	60,172	(90,526)	85,060	(79,667)
Income from discontinued operations	494	371	721	3,418
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$60,666	$(90,155)	$85,781	$(76,249)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	437,921,663	383,810,017	425,129,740	377,209,471
Less: unvested weighted average shares of restricted stock	(1,302,525)	(2,034,814)	(1,240,502)	(1,943,238)
Weighted average number of shares outstanding used in basic income (loss) per share	436,619,138	381,775,203	423,889,238	375,266,233
Net income (loss) per share attributable to common stockholders—basic	$0.14	$(0.24)	$0.20	$(0.20)

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	301,007	—	448,691	—
Stock options	3,610	—	5,303	—
Weighted average number of shares of common stock used in diluted income (loss) per share	436,923,755	381,775,203	424,343,232	375,266,233
Net income (loss) per share attributable to common stockholders—diluted	$0.14	$(0.24)	$0.20	$(0.20)

Potentially dilutive shares of common stock
Unvested shares of restricted stock	452,791	911,962	455,024	800,773
Unvested performance shares	—	708,823	—	703,262
Stock options	—	4,416	—	4,830
Total	452,791	1,625,201	455,024	1,508,865
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

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

Overview
Spirit Realty Capital, Inc. is a New York Stock Exchange listed Company under the ticker symbol "SRC". We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate throughout the United States, which are generally acquired through strategic sale-leaseback transactions and subsequently leased on long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants.

Our operations are primarily carried out through the Operating Partnership. OP Holdings, one of our wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
We generate our revenue primarily by leasing our properties to our tenants. As of June 30, 2015, our undepreciated investment in real estate and loans totaled approximately $8.21 billion, representing investments in 2,600 properties, including properties securing our mortgage loans. Of this amount, 98.7% consisted of investment in real estate, representing ownership of 2,455 properties, and the remaining 1.3% consisted of commercial mortgage and other loans receivable primarily secured by 145 real properties.
As of June 30, 2015, our owned properties were approximately 98.7% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.8 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of June 30, 2015, approximately 89.1% of our single-tenant properties (based on total rental revenue) provided for increases in future annual base contractual rent.

2015 Highlights

For the second quarter ended June 30, 2015:

•	Recognized revenues of $167.9 million, a 10.6% increase over the revenues reported in the second quarter of 2014.

•	Generated AFFO of $0.22 per share, FFO of $0.22 per share, and net income of $0.14 per share.

•
Closed 28 real estate transactions totaling $288.6 million, which added 95 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.67% under leases with an average term of 16.5 years.

•
Sold 42 properties generating gross proceeds of $284.7 million, with a weighted average capitalization rate of 7.25%, including 16 Shopko properties for approximately $180.4 million, resulting in an overall gain on sale of $63.3 million, including $0.6 million reflected in discontinued operations.

•	Issued 23.0 million shares of common stock in a follow-on offering at $11.85 per share, including the underwriter’s option to purchase additional shares, raising net proceeds of $268.8 million.

•	Extinguished $174.0 million of high coupon debt that had a 5.54% weighted average rate.

•	Declared cash dividends for the second quarter of $0.17 per share, which equates to an annualized dividend of $0.68 per share.

•	There was no activity under our ATM Program during the quarter.

For the six months ended June 30, 2015:

•	Generated revenues of $330.2 million, an 11.7% increase over the revenues reported during the first six months of 2014.

•	Generated AFFO of $0.43 per share, FFO of $0.42 per share and net income of $0.20 per share.

•
Closed 60 real estate transactions totaling $554.1 million, which added 148 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.67% under leases with an average term of 16.8 years.

•
Sold 57 properties generating gross proceeds of $362.0 million, with a weighted average capitalization rate of 7.29%, including 21 Shopko properties for approximately $219.2 million, resulting in an overall gain on sale of $74.6 million, including $0.6 million reflected in discontinued operations.

•	Reduced Shopko concentration to 10.4% of Normalized Revenues from 14.0% at December 31, 2014.

•	Entered into a new $600.0 million unsecured credit facility and terminated our $400.0 million secured credit facility.

▪	Sold 6.6 million shares of common stock under our ATM program, at a weighted average share price of $12.07, generating aggregate net proceeds of $78.5 million.

•	Extinguished $336.8 million of high coupon secured debt that had a 5.64% weighted average rate.

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

Operationally Essential Real Estate with Long-Term Leases

We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of June 30, 2015, our leases had a weighted average remaining lease term (based on rental revenue) of approximately 10.8 years compared to approximately 10.1 years as of June 30, 2014.

Portfolio Diversification

Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the United States without significant geographic concentration.

As of June 30, 2015, Shopko represents our most significant tenant at 10.4% of Normalized Revenue. Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued our objective to reduce the tenant concentration of Shopko. During the six months ended June 30, 2015, we sold 21 Shopko properties having an investment value of $198.8 million. These sales, coupled with our increased rental revenue from real estate investments of $1.16 billion during the past 12 months, have reduced our current Shopko tenant concentration to 10.4% compared to 14.0% as of December 31, 2014.

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

Our Leases

Rent Escalators

Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on Normalized Rental Revenue) containing rent escalators increased to approximately 89% as of June 30, 2015 compared to approximately 87% as of June 30, 2014.

Master Lease Structure

Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. Master lease revenue contributed approximately 46% of our Normalized Rental Revenue during the month ended June 30, 2015 compared to approximately 43% for the same period in 2014.

Triple-Net Leases

Our leases are predominantly triple-net which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. As of June 30, 2015, approximately 86.4% of our single-tenant properties (based on Normalized Rental Revenue) are subject to triple-net leases compared to approximately 85.1% as of June 30, 2014.

Asset Management

The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to 1) pay rent and our ability to collect rent due, 2) renew expiring leases or re-lease space upon expiration or other termination, 3) lease currently vacant properties, and 4) maintain or increase rental rates. Each of these could be negatively impacted by adverse economic conditions, particularly those that affect the markets in which our properties are located, downturns in our tenants’ industries, increased competition for our tenants at our property locations, or the bankruptcy of one or more of our tenants. We seek to manage these risks by using our developed underwriting and risk management processes to structure and manage our portfolio.

Active Management and Monitoring of Risks Related to Our Investments

We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties). As of both June 30, 2015 and June 30, 2014, the percentage of our properties that were occupied was 98.7%.

Capital Recycling

We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector, or concept/brand), as well as potential uses of proceeds and tax considerations. As part of this strategy, we attempt at times to enter into 1031 Exchanges, when possible, to defer some or all of the taxable built-in gains on the dispositions, if any, for federal and state income tax purposes.

The timing of any potential dispositions will depend on market conditions and other factors, including but not limited to our capital needs and ability to defer some or all of the taxable gains on the sales. We can provide no assurance that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as 1031 Exchanges. Furthermore, we can provide no assurance that we will deploy the proceeds from future dispositions in a manner that produces comparable or better yields.

Capital Funding

Our principal demands for funds are for property acquisitions, payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from our leased properties, interest income earned on loans receivable and interest income on our cash balances. We generally temporarily fund the acquisition of real estate utilizing our Revolving Credit Facilities, followed by permanent financing through asset level financing or by issuing debt or equity securities.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations
Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(In Thousands)
Revenues:
Rentals	$159,607	$143,142	$16,465	11.5%
Interest income on loans receivable	1,730	1,821	(91)	(5.0)%
Earned income from direct financing leases	779	838	(59)	(7.0)%
Tenant reimbursement income	3,492	2,921	571	19.5%
Other income and interest from real estate transactions	2,326	3,067	(741)	(24.2)%
Total revenues	167,934	151,789	16,145	10.6%
Expenses:
General and administrative	11,972	10,451	1,521	14.6%
Finance restructuring costs	—	13,016	(13,016)	(100.0)%
Property costs	6,414	6,576	(162)	(2.5)%
Real estate acquisition costs	453	226	227	NM
Interest	56,167	55,992	175	0.3%
Depreciation and amortization	64,671	61,968	2,703	4.4%
Impairments	33,766	27,627	6,139	22.2%
Total expenses	173,443	175,856	(2,413)	(1.4)%
Loss from continuing operations before other expense and income tax expense	(5,509)	(24,067)	18,558	77.1%
Other income (expense):
Gain (loss) on debt extinguishment	3,377	(64,708)	68,085	NM
Total other income (expense)	3,377	(64,708)	68,085	NM
Loss from continuing operations before income tax expense	(2,132)	(88,775)	86,643	97.6%
Income tax expense	(161)	(127)	(34)	(26.8)%
Loss from continuing operations	$(2,293)	$(88,902)	$86,609	97.4%

Gain (loss) on disposition of assets	$62,690	$(1,290)	$63,980	NM
NM - Percentages over 100% are not displayed.
Revenues
For the three months ended June 30, 2015, approximately 95.0% of our total revenue was attributable to long-term leases. The year-over-year increase of 10.6% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to June 30, 2014, and to a lesser extent, to contractual rent escalations within our existing real estate portfolio.

Rentals

The year-over-year increase in rental revenue was primarily attributable to the acquisition of 319 properties representing an investment in real estate of $1.16 billion during the twelve-month period ended June 30, 2015. This increase was partially offset by the sale of 88 properties during the same period having an investment value of $447.9 million. Non-cash rentals for the three months ended June 30, 2015 and 2014 were $6.4 million and $5.0 million, respectively. These amounts represent approximately 4.0% and 3.5% of total rental revenue from continuing operations for each of the three months ended June 30, 2015 and 2014, respectively. Contractual rent escalations subsequent to June 30, 2014 also contributed to the increase.

As of June 30, 2015, 98.7% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the restaurant and manufacturing industries. As of June 30, 2015 and 2014, respectively, 33 and 29 of our properties, representing approximately 1.3% of our owned properties were vacant and not generating rent. Of the 33 vacant properties, 11 were held for sale as of June 30, 2015.

Tenant reimbursement income

We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Expenses
General and administrative
The year-over-year increase in general and administrative expenses is primarily due to higher compensation and related benefits of $0.9 million, which includes $0.3 million related to non-cash stock compensation. The increase in compensation and related benefits is primarily attributable to an increase in employee headcount and salaries between the comparable periods. Higher professional fees for accounting, tax, audit and consulting of $0.2 million and $0.5 million in outside services and other expenses, including servicer fees and temporary employment services made up the majority of the balance.

Finance restructuring costs

In connection with the Exchange Offer, we incurred costs of approximately $13.0 million during the three months ended June 30, 2014, which include legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the corresponding period in 2015.
Property costs

For the three months ended June 30, 2015, property costs were $6.4 million (including $3.5 million of tenant reimbursables) as compared to $6.6 million (including $2.9 million in tenant reimbursables) for the same period in 2014. Although gross property costs remained consistent between periods, the Company was able to realize greater cost recovery in the current period, particularly related to property tax at our single site locations.
Interest
The year-over-year increase in interest expense is primarily attributable to a $1.3 million rise in non-cash interest resulting primarily from the amortization of capitalized deferred financing costs associated with the Master Trust 2014 Notes offering as well as the debt discount associated with our Convertible Notes offering. The higher Convertible Notes interest during the current period was due to the timing of our $747.5 million May 2014 offering. In addition to the Convertible Notes offering, we borrowed $510.0 million related to our Master Trust 2014 notes in December 2014. Including these two offerings, we borrowed $1.26 billion of debt with a weighted average interest rate of 3.69%, while extinguishing $920.6 million of mortgage and notes indebtedness with a weighted average interest rate of 6.13% during the comparable time period. Despite our net borrowings during the period, our interest expense was lower due to the lower weighted average interest rate on the debt we borrowed compared to the weighted average interest rate on the debt we retired. Scheduled amortization on our remaining debt outstanding also contributed to our interest expense reduction.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended June 30,
	2015	2014
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$586	$1,100
Interest expense – mortgages and notes payable	46,863	50,778
Interest expense – Convertible Notes	6,128	2,871
Interest expense – other	—	—
Non-cash interest expense:
Amortization of deferred financing costs	1,901	1,324
Amortization of net losses related to interest rate swaps	26	33
Amortization of debt (premium)/discount, net	663	(114)
Total interest expense	$56,167	$55,992
(1) Includes interest expense associated with non-utilization fees of approximately $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and amortization of our lease in place intangibles. The year-over-year increase is primarily due to the acquisition of 319 properties, representing an investment in real estate of $1.16 billion, during the twelve-month period ended June 30, 2015. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended June 30,
	2015	2014
	(In Thousands)
Depreciation of real estate assets	$51,952	$48,378
Other depreciation	94	94
Amortization of lease intangibles	12,625	13,496
Total depreciation and amortization	$64,671	$61,968

Impairments

Impairment charges for the three months ended June 30, 2015, included $27.5 million of impairment losses on 14 vacant or underperforming properties within the education, restaurant-casual dining and sporting goods industry. In addition, of the properties held for sale, seven had impairment losses totaling $6.3 million. For the same period in 2014, we recorded impairment losses of $27.6 million including $7.2 million on the impairment of three properties that were held for sale, $2.5 million of lease intangible write-offs following lease terminations and $17.9 million of impairment on eight properties which were underperforming. Of the eight underperforming properties, seven were in the manufacturing industry and one was in the quick-service restaurant industry.

Other expense

During the three months ended June 30, 2015, we recorded a gain on debt extinguishment of $3.4 million. During the period, we extinguished $174.0 million in high interest rate CMBS debt with a weighted average interest rate of 5.54%. The gain on debt extinguishment resulted primarily from the sale of four properties securing a portion of a defaulted CMBS note. During the three months ended June 30, 2014, we recorded a loss on debt extinguishment of $64.7 million. The loss on debt extinguishment was primarily attributable to defeasance costs incurred in connection with the retirement of certain senior mortgage notes payable with an aggregate principal balance of $509.8 million and the redemption of $18.0 million of net-lease mortgage notes. The debt extinguished had a weighted average interest rate of 6.54%.

Gain on disposition of assets
For the three months ended June 30, 2015, the gain on disposition of assets was primarily attributable to a $57.0 million gain from the sale of 16 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. The balance of the gain related to the sale of 26 additional properties including 14 vacant properties and two multi-tenant properties.
Results of Operations
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(In Thousands)
Revenues:
Rentals	$314,125	$280,621	$33,504	11.9%
Interest income on loans receivable	3,452	3,658	(206)	(5.6)%
Earned income from direct financing leases	1,574	1,684	(110)	(6.5)%
Tenant reimbursement income	8,123	6,240	1,883	30.2%
Other income and interest from real estate transactions	2,947	3,558	(611)	(17.2)%
Total revenues	330,221	295,761	34,460	11.7%
Expenses:
General and administrative	24,572	21,501	3,071	14.3%
Finance restructuring costs	—	13,033	(13,033)	(100.0)%
Property costs	13,821	11,858	1,963	16.6%
Real estate acquisition costs	1,546	1,507	39	2.6%
Interest	114,081	110,391	3,690	3.3%
Depreciation and amortization	130,967	122,517	8,450	6.9%
Impairments	35,390	29,334	6,056	20.6%
Total expenses	320,377	310,141	10,236	3.3%
Income (loss) from continuing operations before other income (expense) and income tax expense	9,844	(14,380)	24,224	NM
Other income (expense)
Gain (loss) on debt extinguishment	2,147	(64,708)	66,855	NM
Total other income (expense)	2,147	(64,708)	66,855	NM
Income (loss) from continuing operations before income tax expense	11,991	(79,088)	91,079	NM
Income tax expense	(523)	(344)	(179)	(52.0)%
Income (loss) from continuing operations	$11,468	$(79,432)	$90,900	NM

Gain on disposition of assets	$74,026	$432	$73,594	NM
NM - Percentages over 100% are not displayed.
Revenues
For the six months ended June 30, 2015, approximately 95.1% of our total revenues was attributable to long-term leases. The year-over-year increase of 11.7% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to June 30, 2014.

Rentals
The year-over-year increase in rental revenue was primarily attributable to the acquisition of 319 properties with an investment value of $1.16 billion during the twelve-month period ended June 30, 2015. This increase was partially offset by the sale of 88 properties during the same period having an investment value of $447.9 million. Non-cash rentals for the six months ended June 30, 2015 and 2014 were $11.8 million and $9.6 million, respectively, representing approximately 3.8% and 3.4% of total rental revenue from continuing operations for each of the six months ended June 30, 2015 and 2014, respectively. Contractual rent escalations subsequent to June 30, 2014 also contributed to the increase.

As of June 30, 2015, 98.7% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the restaurant and manufacturing industries. As of June 30, 2015 and 2014, 33 and 29 properties of our owned properties representing approximately 1.3% of our owned properties were vacant and not generating rent. Of the 33 vacant properties, 11 were held for sale as of June 30, 2015.

Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Expenses
General and administrative

The year-over-year increase in general and administrative expenses is primarily due to higher compensation and related benefits of $3.2 million, which includes $1.5 million related to non-cash stock compensation. The increase in compensation and related benefits is primarily attributable to the acceleration of cash and non-cash stock compensation related to the departure of an executive officer during the first quarter of 2015. The balance of the increase in compensation and related benefits is primarily attributable to an increase in employee headcount and salaries between the comparable periods. Additionally, outside services including servicer fees and temporary employment services increased $0.3 million. These increases were primarily offset by $0.6 million in lower professional fees for accounting, tax, audit and consulting.

Finance restructuring costs

In connection with the Exchange Offer, the Company incurred costs of approximately $13.0 million during the six months ended June 30, 2014, which include legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the corresponding period in 2015.
Property costs

For the six months ended June 30, 2015, property costs were $13.8 million (including $8.1 million of tenant reimbursables) compared to $11.9 million (including $6.2 million of tenant reimbursables) for the same period in 2014. The increase in property costs is primarily attributable to increases in operating costs, such as utilities and property taxes at certain CMBS default properties, and general operating costs at various properties that allow for reimbursement of such costs. The increase in tenant reimbursables represents the corresponding increase in general reimbursable operating costs along with greater cost recovery realization at certain of our single site locations.
Interest
The year-over-year increase in interest expense is primarily attributable to a $3.8 million rise in non-cash interest resulting primarily from the amortization of capitalized deferred financing costs associated with the Master Trust 2014 Notes offering as well as the debt discount associated with our Convertible Notes offering . These amounts are being amortized to interest expense over the term of the instruments. The higher Convertible Notes interest during the current period was due to the timing of our $747.5 million May 2014 offering. The total year-over-year cash interest, however, remained stable despite our net borrowings of approximately $336.9 million through June 30, 2015. During that period we borrowed $1.26 billion of debt with a weighted average interest rate of 3.69% through our Convertible Notes and Master Trust 2014 notes offerings, and we extinguished $920.6 million of mortgage and notes indebtedness with a weighted average interest rate of 6.13%. The lower weighted average interest rate offset the impact of the increase in our net borrowings.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$1,389	$1,820
Interest expense – mortgages and notes payable	95,271	104,374
Interest expense – Convertible Notes	12,255	2,871
Interest expense – other	—	6
Non-cash interest expense:
Amortization of deferred financing costs	3,973	2,297
Amortization of net losses related to interest rate swaps	54	66
Amortization of debt (premium) discount	1,139	(1,043)
Total interest expense (2)	$114,081	$110,391
(1) Includes interest expense associated with non-utilization fees of approximately $0.8 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.
Depreciation and amortization

Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and amortization of our lease in place intangibles. The year-over-year increase is primarily due to the acquisition of 319 properties, representing an investment in real estate of $1.16 billion, during the twelve-month period ended June 30, 2015. The following table summarizes our depreciation and amortization expense from continuing operations:

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Depreciation of real estate assets	$105,332	$95,394
Other depreciation	188	188
Amortization of lease intangibles	25,447	26,935
Total depreciation and amortization	$130,967	$122,517

Impairments

During the six months ended June 30, 2015, impairment losses included $28.1 million on 16 vacant or underperforming properties primarily within the education, restaurant-casual dining and sporting goods industry. In addition, 14 properties held for sale had impairment losses of $7.3 million. For the same period in 2014 we recorded impairment losses of $29.3 million. These charges included $8.0 million on the impairment of four properties that were held for sale, $2.6 million of lease intangible write-offs following lease terminations and $18.7 million of impairment on 10 properties which were underperforming. Of the 10 underperforming properties, seven were in the manufacturing industry and three were in the quick service restaurant industry.

Other expense

During the six months ended June 30, 2015, we recognized a gain on debt extinguishment of $2.1 million. The gain on debt extinguishment was primarily attributable to the sale of four properties securing a portion of a defaulted CMBS note. During the current period, we retired $336.8 million in high interest rate CMBS debt with a weighted average interest rate of 5.64%. During the six months ended June 30, 2014, we recorded a loss on debt extinguishment of $64.7 million. The loss on debt extinguishment was primarily attributable to defeasance costs incurred in connection with the retirement of certain senior mortgage notes payable with an aggregate principal balance of $509.8 million and the redemption of $18.0 million of net-lease mortgage notes. The debt extinguished had a weighted average interest rate of 6.54%.

Gain on disposition of assets

During the six months ended June 30, 2015, we recorded gains totaling $74.0 million from continuing operations on the disposition of certain real estate assets. These gains are primarily attributable to a $64.1 million gain from the sale of 21 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. Additionally, we sold or disposed of 36 other properties including 18 vacant properties and three multi-tenant properties.

Property Portfolio Information
Our diverse real estate portfolio at June 30, 2015 consisted of 2,455 owned properties:

•	leased to 455 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only 4 states contributing more than 5% of our rental revenue;

•	operating in 27 different industries;

•	with an occupancy rate of 98.7%; and

•	with a weighted average remaining lease term of 10.8 years.
Property Portfolio Diversification
The following tables present the diversity of our properties owned at the end of the reporting period. The portfolio metrics are calculated based on the percentage of Normalized Revenue or Normalized Rental Revenue as noted. Total revenues and total rental revenue used in the calculations are normalized to exclude revenues contributed by properties sold during the given period.

Diversification By Tenant

The tenant concentration percentage is computed by dividing a tenant's quarterly rental revenue by the Company's Normalized Revenues. The following table lists the top ten tenants of our owned real estate properties as of June 30, 2015:

Tenant (2)	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Revenues (1)
Shopko	159	10,481	10.4%
Walgreens	66	971	3.5
84 Properties, LLC	109	4,118	2.9
Haggen Operations Holdings, LLC	20	997	2.7
Cajun Global, LLC (Church's Chicken)	200	255	2.2
Academy, LTD (Academy Sports + Outdoors)	8	1,905	1.9
Alimentation Couche-Tard, Inc. (Circle K)	83	251	1.9
CVS Caremark Corporation	37	412	1.5
Carmike Cinemas, Inc.	13	625	1.3
CarMax, Inc.	8	405	1.3
Other	1,752	34,507	70.4
Total	2,455	54,927	100.0%
(1) Total revenue for the quarter ended June 30, 2015, excluding rental revenue contributed from properties sold during the period.
(2) Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of June 30, 2015:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
General Merchandise	197	11,855	12.5%
Restaurants - Casual Dining	394	2,582	10.6
Restaurants - Quick Service	539	1,438	7.0
Convenience Stores / Car Washes	265	995	6.5
Drug Stores / Pharmacies	131	1,685	6.3
Grocery	73	3,075	6.2
Movie Theatres	45	2,230	5.9
Building Materials	171	5,544	5.1
Medical / Other Office	104	1,073	3.8
Distribution	16	3,601	3.7
Automotive Parts and Service	153	993	3.1
Health and Fitness	30	1,211	3.0
Education	47	1,095	2.7
Apparel	13	2,391	2.6
Home Furnishings	30	1,792	2.5
Home Improvement	12	1,504	2.2
Sporting Goods	23	1,372	2.1
Automotive Dealers	21	646	2.1
Specialty Retail	23	974	1.8
Entertainment	10	661	1.8
Manufacturing	23	3,664	1.6
Consumer Electronics	11	934	1.4
Dollar Stores	77	810	1.2
Pet Supplies and Service	4	1,015	1.0
Financial Services	5	393	*
Office Supplies	20	459	*
Wholesale Clubs	3	355	*
Miscellaneous	15	580	*
Total	2,455	54,927	100.0%
* Less than 1%
(1) Total rental revenues during the month ended June 30, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of June 30, 2015:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Retail	2,266	42,561	86.4%
Industrial	71	10,192	7.7
Office	118	2,174	5.9
Total	2,455	54,927	100.0%
(1) Total rental revenues during the month ended June 30, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of June 30, 2015:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Texas	272	6,159	11.6%
Illinois	123	3,476	6.3
Georgia	171	2,195	5.8
California	59	1,561	5.7
Wisconsin	61	4,274	4.7
Florida	133	1,414	4.6
Ohio	128	2,154	4.2
Tennessee	121	1,868	3.1
Missouri	82	1,387	3.0
Minnesota	54	1,722	2.8
North Carolina	69	1,672	2.7
Indiana	81	1,502	2.7
Michigan	87	1,744	2.6
South Carolina	47	1,024	2.6
Alabama	104	924	2.5
Arizona	53	869	2.3
Virginia	75	1,646	2.1
Pennsylvania	68	1,501	2.0
Kansas	40	1,019	2.0
Washington	24	940	1.7
New Mexico	41	568	1.7
Colorado	33	809	1.6
Nevada	6	1,102	1.5
Oregon	17	528	1.5
New York	50	986	1.5
Nebraska	18	1,071	1.5
Oklahoma	53	480	1.4
Massachusetts	6	1,232	1.2
Iowa	41	735	1.2

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Kentucky	62	918	1.1
Idaho	13	694	1.0
Utah	10	945	*
Mississippi	37	413	*
Louisiana	27	311	*
Arkansas	35	565	*
New Hampshire	16	852	*
Maryland	24	418	*
Montana	8	531	*
South Dakota	11	522	*
New Jersey	14	488	*
West Virginia	28	568	*
Connecticut	3	306	*
North Dakota	5	257	*
Maine	26	79	*
Wyoming	9	186	*
Rhode Island	3	96	*
Delaware	3	86	*
Vermont	2	42	*
Virgin Islands	1	38	*
Alaska	1	50	*
Total	2,455	54,927	100.0%
* Less than 1%
(1) Total rental revenues during the month ended June 30, 2015, excluding rental revenues contributed from properties sold during the period.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of June 30, 2015. As of June 30, 2015, the weighted average remaining non-cancelable initial term of our leases (based on total rental revenue) was 10.8 years. The information set forth in the table assumes that tenants exercise no renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Expiring Annual Rental Revenue (in thousands) (1)	Total Square Feet (in thousands)	Percent of Expiring Annual Rental Revenue
Remainder of 2015	20	$7,620	950	1.2%
2016	46	22,152	2,190	3.5
2017	63	19,344	2,039	3.1
2018	75	24,336	2,014	3.8
2019	110	22,500	1,990	3.6
2020	86	28,560	2,011	4.5
2021	192	42,516	4,732	6.7
2022	102	25,440	2,173	4.0
2023	92	34,932	3,359	5.5
2024	70	23,172	1,360	3.7
2025 and thereafter	1,566	382,908	30,494	60.4
Vacant	33	—	1,615	—
Total owned properties	2,455	$633,480	54,927	100.0%
(1) Total rental revenue for the month ended June 30, 2015 from properties owned at June 30, 2015, multiplied by twelve.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under the 2015 Credit Facility. On March 31, 2015, the Operating Partnership entered into the 2015 Credit Agreement, establishing a $600.0 million unsecured credit facility and terminated its $400.0 million secured 2013 Credit Facility previously in place. Our 2015 Credit Facility increases our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. The Credit Agreement also includes an accordion feature to increase the size of the 2015 Credit Facility to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. As of June 30, 2015, $20.0 million was outstanding, $18.0 million of letters of credit were issued and $562.0 million of borrowing capacity was available under the 2015 Credit Facility.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the six months ended June 30, 2015, we sold an aggregate of 6.6 million shares under our ATM Program for net proceeds of $78.5 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were contributed to the Operating Partnership to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. As of June 30, 2015, $103.6 million in gross proceeds capacity remained available under the ATM Program. In addition, during April 2015, we completed an underwritten public offering of 23.0 million shares of our common stock and raised net proceeds of $268.8 million. The net proceeds from the offering were used to repay the outstanding balances under the 2015 Credit Facility and Line of Credit. The remaining proceeds were retained to fund potential future acquisitions and for general corporate purposes (including additional repayments of borrowings outstanding from time to time under the Revolving Credit Facilities).

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

Description of Certain Debt

Spirit Master Funding Program

The Spirit Master Funding Program is an asset-backed securitization platform in which we raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. The Spirit Master Funding Program allows us to issue notes that are secured by the assets of the special purpose entity note issuers which are pledged to the indenture trustee for the benefit of the noteholders and managed by the Operating Partnership as property manager. These Collateral Pools consist primarily of commercial real estate properties, the issuers’ rights in the leases of such properties and commercial mortgage loans secured by commercial real estate property. In general, monthly rental and mortgage receipts with respect to the leases and mortgage loans are deposited with the indenture trustee who will first utilize these funds to satisfy the debt service requirements on the notes and any fees and costs associated with the administration of the Spirit Master Funding Program. The remaining funds are remitted to the issuers monthly on the note payment date.

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At June 30, 2015, $9.6 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.

The Spirit Master Funding Program consists of two separate securitization trusts which have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of June 30, 2015.

The Master Trust Notes are summarized below:

	Effective Interest Rates (1)	Stated Rates (2)	Remaining Term	June 30, 2015	December 31, 2014
			(in Years)	(in Thousands)
Series 2014-1 Class A1	6.0%	5.1%	5.0	$70,336	$75,489
Series 2014-1 Class A2	6.0%	5.4%	5.1	253,300	253,300
Series 2014-2	6.1%	5.8%	5.7	231,294	232,867
Series 2014-3	6.0%	5.7%	6.7	312,494	312,705
Series 2014-4 Class A1	3.9%	3.5%	4.6	150,000	150,000
Series 2014-4 Class A2	4.8%	4.6%	14.6	360,000	360,000
Total Master Trust 2014 notes	5.5%	5.1%	8.0	1,377,424	1,384,361
Series 2013-1 Class A	4.6%	3.9%	3.5	125,000	125,000
Series 2013-2 Class A	5.6%	5.3%	8.5	198,947	201,019
Total Master Trust 2013 notes	5.2%	4.7%	6.5	323,947	326,019
Total Master Trust Notes				1,701,371	1,710,380
Debt discount, net				(24,921)	(26,903)
Deferred financing costs, net				(20,809)	(22,113)
Total Master Trust Notes, net				$1,655,641	$1,661,364
(1) The effective interest rates include amortization of debt discount and amortization of deferred financing costs calculated for the three months ended June 30, 2015 based on the average principal balance outstanding during the period.
(2) Represents the individual series stated interest rate as of June 30, 2015 and the weighted average stated rate of the Master Trust Notes, based on the outstanding principal balances as of June 30, 2015.
As of June 30, 2015, the Master Trust 2014 notes were secured by 957 owned and financed properties securing mortgage loans issued by five indirect wholly-owned special purpose entity subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of June 30, 2015, the Master Trust 2013 notes were secured by 315 owned and financed properties issued by a single indirect wholly-owned special purpose entity subsidiary of the Corporation.
Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both June 30, 2015 and December 31, 2014. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of June 30, 2015, the carrying amount of the Convertible Notes was $684.1 million, which is net of discounts (for the value of the embedded conversion feature) and capitalized deferred financing costs.
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

The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes is subject to adjustment for some events including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

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

The Operating Partnership is initially required to pay a fee on the unused portion of the 2015 Credit Facility at a rate equal to either 0.15% or 0.25% per annum, based on percentage thresholds for the average daily amount by which the aggregate amount of the revolving credit commitment exceeds the aggregate principal amount of advances during a fiscal quarter. If the Corporation converts to credit rating based pricing, the Operating Partnership will instead be required to pay a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, depending on the credit rating for the Corporation.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and certain of its existing and future subsidiaries that are not currently securing or anticipated to secure other indebtedness. The 2015 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.

As of June 30, 2015, $20.0 million of borrowings were outstanding, $18.0 million of letters of credit were issued and $562.0 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness plus the Corporation’s pro rata share of indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00;

•	Minimum fixed charge coverage ratio (defined as EBITDA) plus the Corporation’s pro rata share of EBITDA of unconsolidated affiliates, to fixed charges) of 1.50:1.00;

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

As of June 30, 2015, the Corporation and the Operating Partnership were in compliance with these covenants.
2013 Credit Facility

On March 31, 2015, the 2013 Credit Facility was terminated and its outstanding borrowings of $130.0 million were repaid with funds drawn on the 2015 Credit Facility. Properties securing this facility became unencumbered upon its termination.
Line of Credit
As of June 30, 2015, the Line of Credit was undrawn and $40.0 million of borrowing capacity was available.

CMBS

We may use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In such events, we generally seek to use asset level financing that bears annual interest less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity, and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants.

As of June 30, 2015, we had 166 loans with approximately $1.62 billion of outstanding principal balances under our fixed and variable-rate CMBS loans, with a weighted average contractual interest rate of 5.78% and a weighted average maturity of 2.9 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. These balances include four separate fixed-rate CMBS loans that are in default due to the underperformance of the ten properties that secure them. As of June 30, 2015, the aggregate principal balance under the defaulted CMBS loans was $79.0 million, including $5.7 million of interest added to principal. We believe the value of these properties is less than the related debt. As a result, we have notified the servicers of the indebtedness that the special purpose entity owners anticipate surrendering these properties to them or selling the properties under their direction in exchange for extinguishment of the indebtedness for which these properties secure as collateral. Excluding these four loans, the outstanding principal obligations under our CMBS fixed and variable-rate loans as of June 30, 2015 was $1.54 billion.

The table below shows the outstanding principal obligations of these CMBS fixed and variable-rate loans as of June 30, 2015 and the year in which the loans mature. The information displayed in the table excludes amounts and interest rates related to the defaulted loans and the ten properties securing them.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range (1)	Weighted Average Stated Rate	Scheduled Principal (2)	Balloon	Total
					(in Thousands)
Remainder of 2015	2	4	5.45%-5.48%	5.47%	$—	$16,060	$16,060
2016	49	121	5.04%-8.39%	6.04%	2,101	273,059	275,160
2017	91	227	5.51%-6.62%	5.82%	8,226	797,827	806,053
2018	12	93	3.90%-5.14%	4.72%	792	119,537	120,329
2019	2	16	3.90%-4.61%	4.04%	—	49,500	49,500
Thereafter	6	100	4.67%-6.00%	5.36%	36,285	240,380	276,665
Total	162	561		5.63%	$47,404	$1,496,363	$1,543,767
(1) The interest rate range includes the current hedged fixed rate for variable-rate loans.
(2) Excluding loans maturing in 2015, the scheduled principal will amortize subsequent to June 30, 2015 until the maturity date of the loans.

CMBS Liquidity Matters

During the second quarter of 2015, cash reserves totaling approximately $18.0 million, including interest, were held in lender controlled/managed accounts as additional security for a certain CMBS loan. The reserve balance included an $8.0 million Additional Collateral Deposit requirement following an amended loan agreement in 2012. During 2014, when the collateral tenant did not achieve certain financial performance covenants contained in the amended loan agreement, the servicer notified the borrower that conditions existed under these covenants that permit the servicer to retain Excess Cash as additional deposited collateral beginning as of September 30, 2013.

Pursuant to the amended loan agreement, we are permitted to issue a letter of credit for the amount of cash held as Additional Collateral Deposit. In 2015, certain loan covenants which would permit the borrower to terminate the cash sweep trigger event period were achieved, including; the long-term debt of the Corporation was rated at or above "BB" by S&P, the collateral tenant continued to significantly exceed the financial performance requirements and no event of default existed under the amended loan agreement. As a result, pursuant to a consent agreement with the loan servicer, entered into in the second quarter of 2015, we were now permitted to issue a letter of credit for the amount of reserves held as Excess Cash and the servicer will allow future Excess Cash to be disbursed to us. However, until the Corporation's long-term debt is rated at or above "Ba2" by Moody's, the cash sweep triggering event period continues and the Corporation must guarantee the Excess Cash of approximately $15.0 million for the remainder of the loan term.

In June 2015, we posted two letters of credit aggregating approximately $18.0 million for the lender reserves retained for both the Additional Collateral Deposit and Excess Cash. The lender released these funds prior to the end of the second quarter of 2015.

As of June 30, 2015, we are in default on four separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are separate legal entities and the sole owner of their assets and responsible for their liabilities. The aggregate outstanding principal balance of these loans, including capitalized interest, totaled $79.0 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate either surrendering these properties to the lenders or selling them in certain instances in exchange for relieving the indebtedness, including any accrued interest, encumbering them.

The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate		Default Rate		Accrued Interest (1)
Drug Stores / Pharmacies	1	$1,018	$—	$1,197	$112	$1,309	$78	5.67%		9.67%		$11
Home Furnishings	1	3,283	36	12,357	1,642	13,999	—	6.88%		10.88%		68
Manufacturing	5	23,264	48	34,434	3,965	38,399	9,784	5.85%		9.85%		137
Education	3	21,423	—	25,284	—	25,284	2,205	5.26%		10.26%		698
	10	$48,988	$84	$73,272	$5,719	$78,991	$12,067	5.83%	(3)	10.16%	(3)	$914
(1) Interest capitalized to principal or accrued that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
(3) Weighted average interest rate.

Debt Maturities
Future principal payments due on our various types of debt as of June 30, 2015 (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
2015 Credit Facility	$20,000	$—	$—	$—	$—	$20,000	$—
Master Trust Notes	1,701,371	9,277	19,388	21,893	163,262	40,420	1,447,131
CMBS - fixed-rate (1)	1,554,414	99,744	275,178	803,716	61,632	53,405	260,739
CMBS - variable-rate	68,345	82	6,505	—	61,758	—	—
Convertible Notes	747,500	—	—	—	—	402,500	345,000
Unsecured fixed rate promissory note	1,232	75	158	170	182	195	452
	$4,092,862	$109,178	$301,229	$825,779	$286,834	$516,520	$2,053,322
(1) The CMBS - fixed-rate payment balance in 2015 includes $79.0 million including $5.7 million of capitalized interest, for the acceleration of principal payable following an event of default under four separate CMBS loans with stated maturities in 2015 and 2017.

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

Cash Flows
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

The following table presents a summary of our cash flows for the six months ended June 30, 2015 and June 30, 2014, respectively:

	Six Months Ended June 30,
	2015	2014	Change
	(in Thousands)
Net cash provided by operating activities	$167,639	$68,563	$99,076
Net cash used in investing activities	(207,359)	(340,659)	133,300
Net cash (used in) provided by financing activities	(96,787)	326,484	(423,271)
Net (decrease) increase in cash and cash equivalents	$(136,507)	$54,388	$(190,895)
As of June 30, 2015, we had $39.7 million of cash and cash equivalents as compared to $176.2 million as of December 31, 2014.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to a decrease in debt extinguishment costs of $55.4 million, an increase in cash revenue of $29.0 million and prior year restructuring charges related to our Exchange Offer of $13.0 million.

The increase in revenue was primarily attributable to the acquisition of 319 properties, representing an investment in real estate during the twelve months ended June 30, 2015 totaling $1.16 billion, offset slightly by the disposition of 88 properties during the same period with an investment value of $447.9 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the six months ended June 30, 2015 included $547.5 million to fund the acquisition of 148 properties (62 of which were acquired through a $172.1 million non-cash 1031 Exchange) partially offset by cash proceeds of $341.0 million from the disposition of 57 properties (23 of which were disposed of through a $212.1 million 1031 Exchange). Net cash used in investing activities also included the release of sales proceeds from restricted cash accounts of $43.4 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $2.9 million partially offset by investment in loans receivable of $4.0 million.
During the same period in 2014, net cash used in investing activities included $363.6 million to fund the acquisition of 190 properties (14 of which were acquired through a $20.8 million non-cash 1031 Exchange) and transfers of sales proceeds to restricted cash accounts of $13.1 million partially offset by proceeds from property dispositions of $14.2 million and collections of principal on loans receivable and real estate assets under direct financing leases of $3.3 million.
Financing Activities
Generally, our net cash used in and provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during the six months ended June 30, 2015 was primarily attributable to repayment of our indebtedness of $321.9 million, and the payment of dividends to equity owners of $141.2 million, both of which were paid primarily through sources from our operating cash flows and net borrowings under our Revolving Credit Facilities of $4.8 million. These amounts were partially offset by the issuance and sale of 23.0 million shares of our common stock in an underwritten public offering and the sale of 6.6 million shares of our common stock under our ATM Program for aggregate net proceeds of $347.3 million.
During the same period in 2014, net cash provided by financing activities was comprised of borrowings under our Revolving Credit Facilities of $405.5 million and borrowings of mortgages and notes payable of $757.5 million, partially offset by repayment of our indebtedness of $979.0 million and dividends paid to equity owners of $123.2 million.

Non-GAAP Financial Measures
FFO and AFFO
We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including merger and finance restructuring costs, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs' AFFO.
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
Adjusted EBITDA and Annualized Adjusted EBITDA

Adjusted EBITDA represents EBITDA modified to include other adjustments to GAAP net income (loss) attributable to common stockholders for real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that we do not consider to be indicative of our on-going operating performance. We exclude these items as they are not key drivers in our investment decision making process. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, but are not indicative of overall long-term operating performance, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance.
Annualized Adjusted EBITDA is calculated by multiplying Adjusted EBITDA for the quarter by four. Our computation of Adjusted EBITDA and Annualized Adjusted EBITDA may differ from the methodology used by other equity REITs to calculate these measures, and, therefore, may not be comparable to such other REITs. A reconciliation of net income (loss) attributable to common stockholders (computed in accordance with GAAP) to EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA is included in the financial information accompanying this report.
Adjusted Debt
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs, as further reduced for cash and cash equivalents as well as cash collateral deposits retained by lenders. By excluding unamortized debt discount/premium and deferred financing costs, cash and cash equivalents, and cash collateral deposits retained by lenders, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.
Adjusted Debt to Annualized Adjusted EBITDA is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this report.

Initial Cash Yield

We calculate initial cash yield from properties by dividing the annualized first month base rent (excluding any future rent escalations provided for in the lease) by the gross investment in the related properties. Gross investment for an acquired property represents gross acquisition costs including the contracted purchase price and related capitalized transaction costs. Initial cash yield is a measure (expressed as a percentage) of the contractual cash rent expected to be earned on an acquired property in the first year. Because it excludes any future rent increases or additional rent that may be contractually provided for in the lease, as well as any other income or fees that may be earned from lease modifications or asset dispositions, initial cash yield does not represent the annualized investment rate of return of our acquired properties. Additionally, actual contractual cash rent earned from the properties acquired may differ from the initial cash yield based on other factors, including difficulties collecting anticipated rental revenues and unanticipated expenses at these properties that we cannot pass on to tenants, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

FFO and AFFO

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average shares of common stock outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$60,891	$(89,821)	$86,215	$(75,582)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,577	61,874	130,779	122,329
Portfolio impairments
Continuing operations	33,775	27,627	35,296	29,334
Discontinued operations	—	—	34	—
Realized (gains) losses on sales of real estate (1)	(63,278)	1,198	(74,616)	(517)
Total adjustments	35,074	90,699	91,493	151,146

FFO	$95,965	$878	$177,708	$75,564
Add/(less):
(Gain) loss on debt extinguishment	(3,377)	64,708	(2,147)	64,708
Master Trust Exchange Costs	—	13,016	—	13,033
Real estate acquisition costs	453	226	1,546	1,507
Non-cash interest expense	2,590	1,244	5,166	1,320
Accrued interest on defaulted loans	1,630	—	3,452	—
Non-cash revenues	(5,742)	(4,382)	(10,551)	(8,344)
Non-cash compensation expense	3,461	3,032	7,288	5,484
Total adjustments to FFO	(985)	77,844	4,754	77,708

AFFO	$94,980	$78,722	$182,462	$153,272

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Dividends declared to common stockholders	$75,057	$66,303	$146,185	$127,937
Net income (loss) per share of common stock
Basic (3)	$0.14	$(0.24)	$0.20	$(0.20)
Diluted (2) (3)	$0.14	$(0.24)	$0.20	$(0.20)
FFO per share of common stock
Diluted (2) (3)	$0.22	$—	$0.42	$0.20
AFFO per share of common stock
Diluted (2) (3)	$0.22	$0.20	$0.43	$0.41
Weighted average shares of common stock outstanding:
Basic	436,619,138	381,775,203	423,889,238	375,266,233
Diluted (2)	436,923,755	382,488,442	424,343,232	375,974,325
(1) Includes amounts related to discontinued operations.
(2) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(3) For the three months ended June 30, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.2 million and $0.3 million, respectively, and for the six months ended June 30, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.4 million and $0.7 million, respectively, are deducted from net income attributable to common stockholders, FFO and AFFO in the computation of per share amounts (see Note 13).

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

	June 30,
	2015	2014 (3)
	(unaudited)
Revolving Credit Facilities	$20,000	$15,489
Mortgages and notes payable, net	3,291,679	3,183,469
Convertible Notes, net	684,066	672,430
	3,995,745	3,871,388
Add/(less):
Preferred stock	~~—~~	~~—~~
Unamortized debt discount/(premium)	54,247	50,483
Unamortized deferred financing costs	42,870	38,704
Cash and cash equivalents	(39,674)	(120,976)
Cash reserves on deposit with lenders as additional security classified as other assets	(23,716)	(35,062)
Total adjustments	33,727	(66,851)
Adjusted Debt	$4,029,472	$3,804,537

	Three Months Ended June 30,
	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$60,891	$(89,821)
Add/(less): (1)
Interest	56,167	55,992
Depreciation and amortization	64,671	61,968
Income tax expense	161	127
Total adjustments	120,999	118,087
EBITDA	$181,890	$28,266
Add/(less): (1)
Master Trust Exchange Costs	—	13,016
Real estate acquisition costs	453	226
Impairments	33,775	27,627
Realized (gains) losses on sales of real estate	(63,278)	1,198
(Gain) loss on debt extinguishment	(3,377)	64,708
Total adjustments to EBITDA	(32,427)	106,775
Adjusted EBITDA	$149,463	$135,041
Annualized Adjusted EBITDA (2)	$597,852	$540,164

Adjusted Debt / Annualized Adjusted EBITDA	6.7	7.0

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA multiplied by 4.
(3) Certain reclassifications were made to the prior period to conform to the current period presentation.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the June 30, 2015 unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, especially interest rate risk. Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated.
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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of June 30, 2015, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of June 30, 2015, approximately $4.0 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting primarily of our Master Trust Notes, fixed-rate CMBS loans and Convertible Notes. As of June 30, 2015, the weighted average stated interest rate of fixed-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 5.04%. As of June 30, 2015, approximately $88.3 million of our indebtedness consisted of variable-rate obligations, consisting primarily of our 2015 Credit Facility and hedged variable-rate CMBS loans. As of June 30, 2015, the weighted average stated interest rate of our variable-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 3.17%. With respect to the $20.0 million outstanding under our 2015 Credit Facility and for the unhedged portion of our variable-rate obligations, if one-month LIBOR as of June 30, 2015 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $0.2 million.
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
The following table discloses the fair value information for these financial instruments as of June 30, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$20,000	$19,405
Mortgages and notes payable, net (1)	3,291,679	3,467,272
Convertible Notes, net (1)	684,066	700,170
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2015 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K as well as the prospectus supplement filed with the SEC on February 27, 2015.
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
Date: August 6, 2015