Form 10-Q
period 2015-09-30
Spirit Realty Capital, Inc.
filed 2015-11-06
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of November 2, 2015, there were 441,394,341 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$600.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
Additional Collateral Deposit	A cash reserve deposit or letter of credit in the amount of $8.0 million required pursuant to an amendment of a certain CMBS loan agreement
AFFO	Adjusted Funds From Operations
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CAM	Tenant Common Area Maintenance costs
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended on November 3, 2015
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Excess Cash	Rent received in excess of debt service obligations
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Offer	Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued Master Trust 2014 notes in May 2014
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles
Incentive Award Plan	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program

Definitions:
Master Trust Exchange Costs	Legal, accounting and financial advisory services costs incurred in connection with the Exchange Offer
Master Trust Notes	The Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
Normalized Rental Revenue	Total rental revenue normalized to exclude rental revenues contributed by properties sold during a given period
Normalized Revenue	Total revenue normalized to exclude revenues contributed by properties sold during a given period
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$325.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015
Total Debt	Principal debt outstanding before discounts or premiums
TSR	Total Shareholder Return
Walgreens	Walgreen Company

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,702,922	$2,614,630
Buildings and improvements	4,779,228	4,579,166
Total real estate investments	7,482,150	7,193,796
Less: accumulated depreciation	(826,280)	(752,210)
	6,655,870	6,441,586
Loans receivable, net	106,944	109,425
Intangible lease assets, net	543,620	590,073
Real estate assets under direct financing leases, net	44,353	56,564
Real estate assets held for sale, net	78,007	119,912
Net investments	7,428,794	7,317,560
Cash and cash equivalents	28,210	176,181
Deferred costs and other assets, net	143,808	185,507
Goodwill	291,421	291,421
Total assets	$7,892,233	$7,970,669
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$75,000	$15,114
Mortgages and notes payable, net	3,242,922	3,629,998
Convertible Notes, net	687,062	678,190
Total debt, net	4,004,984	4,323,302
Intangible lease liabilities, net	200,601	205,968
Accounts payable, accrued expenses and other liabilities	131,426	123,298
Total liabilities	4,337,011	4,652,568
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 442,054,205 issued shares and 441,411,091 outstanding shares at September 30, 2015 and 411,824,039 issued shares and 411,350,440 outstanding shares at December 31, 2014	4,421	4,118
Capital in excess of par value	4,718,765	4,361,320
Accumulated deficit	(1,159,685)	(1,041,392)
Accumulated other comprehensive loss	(1,717)	(1,083)
Treasury stock, at cost	(6,562)	(4,862)
Total stockholders’ equity	3,555,222	3,318,101
Total liabilities and stockholders’ equity	$7,892,233	$7,970,669
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rentals	$159,183	$145,591	$473,308	$426,212
Interest income on loans receivable	1,764	1,805	5,216	5,463
Earned income from direct financing leases	725	837	2,299	2,521
Tenant reimbursement income	3,780	3,308	11,903	9,548
Other income and interest from real estate transactions	2,973	754	5,920	4,312
Total revenues	168,425	152,295	498,646	448,056
Expenses:
General and administrative	12,265	11,995	36,837	33,496
Finance restructuring costs	—	(11)	—	13,022
Property costs	6,496	5,357	20,317	17,215
Real estate acquisition costs	576	865	2,122	2,372
Interest	54,673	53,535	168,754	163,926
Depreciation and amortization	64,493	62,069	195,460	184,586
Impairments	20,832	12,727	56,222	42,061
Total expenses	159,335	146,537	479,712	456,678
Income (loss) from continuing operations before other income (expense) and income tax expense	9,090	5,758	18,934	(8,622)
Other income (expense):
Gain (loss) on debt extinguishment	342	212	2,489	(64,496)
Total other income (expense)	342	212	2,489	(64,496)
Income (loss) from continuing operations before income tax expense	9,432	5,970	21,423	(73,118)
Income tax expense	(184)	(242)	(707)	(586)
Income (loss) from continuing operations	9,248	5,728	20,716	(73,704)
Discontinued operations:
(Loss) income from discontinued operations	(41)	288	90	3,621
Gain on disposition of assets	—	403	590	488
(Loss) income from discontinued operations	(41)	691	680	4,109
Income (loss) before gain on disposition of assets	9,207	6,419	21,396	(69,595)
Gain on disposition of assets	7,960	1,251	81,986	1,683
Net income (loss) attributable to common stockholders	$17,167	$7,670	$103,382	$(67,912)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.04	$0.02	$0.24	$(0.19)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—basic	$0.04	$0.02	$0.24	$(0.18)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.04	$0.02	$0.24	$(0.19)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—diluted	$0.04	$0.02	$0.24	$(0.18)
Weighted average shares of common stock outstanding:
Basic	440,205,348	396,807,656	429,387,707	382,525,614
Diluted	440,353,965	397,613,583	429,738,776	382,525,614
Dividends declared per common share issued	$0.17000	$0.16625	$0.51000	$0.49875
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$17,167	$7,670	$103,382	$(67,912)
Other comprehensive income (loss):
Change in net unrealized (losses) gains on cash flow hedges	(797)	237	(1,608)	(1,040)
Net cash flow hedge losses reclassified to operations	277	333	974	987
Total comprehensive income (loss)	$16,647	$8,240	$102,748	$(67,965)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Value	Total Stockholders’ Equity
Balances, December 31, 2014	411,824,039	$4,118	$4,361,320	$(1,041,392)	$(1,083)	(473,599)	$(4,862)	$3,318,101
Net income	—	—	—	103,382	—	—	—	103,382
Other comprehensive loss	—	—	—	—	(634)	—	—	(634)
Dividends declared on common stock	—	—	—	(221,216)	—	—	—	(221,216)
Repurchase of shares of common stock	—	—	—	—	—	(169,515)	(1,700)	(1,700)
Issuance of shares of common stock, net	29,610,100	296	346,915	—	—	—	—	347,211
Exercise of stock options	5,000	—	46	—	—	—	—	46
Stock-based compensation, net	615,066	7	10,484	(459)	—	—	—	10,032
Balances, September 30, 2015	442,054,205	$4,421	$4,718,765	$(1,159,685)	$(1,717)	(643,114)	$(6,562)	$3,555,222
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss) attributable to common stockholders	$103,382	$(67,912)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	195,460	184,586
Impairments	56,256	42,061
Amortization of deferred financing costs	5,893	4,084
Derivative net settlements, amortization and other interest rate hedge losses	(95)	(83)
Amortization of debt discounts (premiums)	1,670	(821)
Stock-based compensation expense	10,757	8,503
(Gain) loss on debt extinguishment	(2,489)	64,496
Debt extinguishment costs	(3,760)	(59,069)
Gains on dispositions of real estate and other assets, net	(82,576)	(2,171)
Non-cash revenue	(15,947)	(12,877)
Other	165	274
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(4,935)	(3,111)
Accounts payable, accrued expenses and other liabilities	7,433	(3,248)
Net cash provided by operating activities	271,214	154,712
Investing activities
Acquisitions of real estate	(703,106)	(569,806)
Capitalized real estate expenditures	(7,449)	(3,244)
Investments in loans receivable	(4,020)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	4,450	4,641
Proceeds from dispositions of real estate and other assets	397,325	37,886
Transfers of net sales proceeds (to) from restricted accounts pursuant to 1031 Exchanges	(2,489)	20,784
Transfers of net sales proceeds from (to) Master Trust Release	40,126	(20,240)
Net cash used in investing activities	(275,163)	(529,979)
Financing activities
Borrowings under Revolving Credit Facilities	535,000	515,535
Repayments under Revolving Credit Facilities	(475,181)	(425,219)
Borrowings under Convertible Notes	—	757,500
Repayments under mortgages and notes payable	(347,242)	(562,104)
Deferred financing costs	(3,782)	(20,011)
Proceeds from issuance of common stock, net of offering costs	347,211	287,454
Proceeds from exercise of stock options	46	183
Offering costs paid on equity component of Convertible Notes	—	(1,609)
Purchase of treasury stock	(1,700)	(2,920)
Dividends paid/distributions to equity owners	(216,231)	(189,510)
Transfers from (to) reserve/escrow deposits with lenders	17,857	(490)
Net cash (used in) provided by financing activities	(144,022)	358,809
Net decrease in cash and cash equivalents	(147,971)	(16,458)
Cash and cash equivalents, beginning of period	176,181	66,588
Cash and cash equivalents, end of period	$28,210	$50,130
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
September 30, 2015
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

As of September 30, 2015, our undepreciated investment in real estate and loans totaled approximately $8.26 billion, representing investments in 2,634 properties, including properties securing mortgage loans made by the Company. Of this amount, 98.7% consisted of our $8.15 billion investment in real estate, representing ownership of 2,489 properties, and the remaining 1.3% consisted of $106.9 million in commercial mortgage and other loans receivable, primarily secured by the remaining 145 properties or other related assets.
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
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). As a result, the majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. At September 30, 2015 and December 31, 2014, net assets totaling $4.76 billion and $5.68 billion, respectively, were held, and net liabilities totaling $3.37 billion and $3.77 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation. During the quarter ended March 31, 2015, the Company elected to early adopt ASU 2015-03 described below under "New Accounting Pronouncements." Under ASU 2015-03, capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheet, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate, and this presentation is retrospectively applied to prior periods. For capitalized deferred financing costs that have been incurred relating to the 2013 Credit Facility and 2015 Credit Facility, the Company continues to present these costs in deferred costs and other assets, net on the accompanying consolidated balance sheets as amounts can be drawn and repaid periodically, which is in accordance with ASU 2015-15. As of December 31, 2014, unamortized deferred financing costs of approximately $46.3 million were previously presented in deferred costs and other assets, net on the consolidated balance sheet and are now included as a reduction of debt (see Note 4).
Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Allowance for Doubtful Accounts

The Company provided for reserves for uncollectible amounts related to its rent and other tenant receivables totaling $9.6 million and $8.4 million at September 30, 2015 and December 31, 2014, respectively, against accounts receivable balances of $27.3 million and $20.5 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
The Company established a reserve for losses of $10.5 million and $10.9 million at September 30, 2015 and December 31, 2014, respectively, against deferred rental revenue receivables of $62.2 million and $48.3 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Collateral deposits (1)	$14,249	$29,483
Tenant improvements, repairs, and leasing commissions (2)	9,360	13,427
Master Trust Release (3)	12,943	53,069
1031 Exchange proceeds, net	2,489	—
Loan impounds (4)	663	794
Other (5)	969	3,571
	$40,673	$100,344
(1) Funds held in reserve by lenders which can be applied by lenders to the repayment of debt (any funds remaining on deposit after the debt is paid in full are released to the borrower).
(2) Deposits held as additional collateral support by lenders to fund tenant improvements, repairs and leasing commissions incurred to secure a new tenant.
(3) Proceeds from the sale of assets pledged as collateral under the Spirit Master Funding Program, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal.
(4) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

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
Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations. Taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries are subject to federal, state, and local taxes, which are not material.
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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, for all entities by one year. With the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the financial statement impact of this ASU.

Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line- of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has applied the provisions of ASU 2015-15 to the capitalized deferred financing costs related to its 2013 Credit Facility and 2015 Credit Facility.

Note 3. Investments
Real Estate Investments

As of September 30, 2015, the Company's investment in real estate and loans totaled approximately $8.26 billion, representing investments in 2,634 properties, including 145 properties securing mortgage loans. The investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.1%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs. Therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a triple-net lease agreement or becomes vacant. Generally, the Company's single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) increases in CPI over a specified period (typically subject to ceilings) or (b) a fixed percentage.

During the nine months ended September 30, 2015, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments, Net
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2014	2,364	145	2,509	$7,934,938	$109,425	$8,044,363
Acquisitions/improvements (1) (3)	198	—	198	710,555	4,020	714,575
Dispositions of real estate (2) (3)	(72)	—	(72)	(433,412)	—	(433,412)
Principal payments and payoffs	—	—	—	—	(4,308)	(4,308)
Impairments	—	—	—	(55,765)	(338)	(56,103)
Write-off of gross lease intangibles	—	—	—	(6,655)	—	(6,655)
Loan premium amortization and other	(1)	—	(1)	(142)	(1,855)	(1,997)
Gross balance, September 30, 2015	2,489	145	2,634	$8,149,519	$106,944	$8,256,463
Accumulated depreciation and amortization				(1,029,332)	—	(1,029,332)
Other non-real estate assets held for sale				1,062	—	1,062
Net balance, September 30, 2015				$7,121,249	$106,944	$7,228,193
(1) Includes investments of $6.7 million in revenue producing capitalized expenditures, as well as $0.7 million of non-revenue producing capitalized maintenance expenditures. Capitalized maintenance expenditures are not included in the Company's investment in real estate disclosed elsewhere.
(2) The total accumulated depreciation and amortization associated with these dispositions of real estate was $86.2 million.
(3) During the nine months ended September 30, 2015, pursuant to 1031 Exchanges, the Company sold 26 properties for $235.4 million and used $233.0 million of this amount to partially fund 97 property acquisitions.
(4) At both September 30, 2015 and December 31, 2014, 37 of the Company's properties were vacant and in the Company’s possession; of these vacant properties, 14 and 8, respectively, were held for sale.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases at September 30, 2015 (in thousands):

Remainder of 2015	$148,183
2016	578,651
2017	563,507
2018	548,796
2019	531,047
Thereafter	4,432,365
Total future minimum rentals	$6,802,549
Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.
Certain of the Company’s leases contain purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options.
Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	September 30, 2015	December 31, 2014
Mortgage loans - principal	$92,374	$96,594
Mortgage loans - premium, net	10,598	12,452
Mortgages loans, net	102,972	109,046
Other note receivables - principal	4,310	379
Allowance for loan losses	(338)	—
Other note receivables, net	3,972	379
Total loans receivable, net	$106,944	$109,425
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable, one $4.0 million note is secured by tenant assets and stock and the other is unsecured.
Allowance for Loan Losses

At September 30, 2015, there was an allowance for loan losses on an unsecured note receivable of $0.3 million compared to no allowance for loan losses at December 31, 2014. At September 30, 2015, one note receivable was on non-accrual status and no mortgage loans were on non-accrual status compared to no mortgage loans or note receivables on non-accrual status at December 31, 2014.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2015	December 31, 2014
In-place leases	$656,217	$676,665
Above-market leases	98,806	100,568
Less: accumulated amortization	(211,403)	(187,160)
Intangible lease assets, net	$543,620	$590,073

Below-market leases	$242,336	$237,593
Less: accumulated amortization	(41,735)	(31,625)
Intangible lease liabilities, net	$200,601	$205,968
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases were $4.3 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively, and $1.5 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $37.8 million and $40.0 million for the nine months ended September 30, 2015 and 2014, respectively, and $12.4 million and $13.1 million for the three months ended September 30, 2015 and 2014, respectively.
Real Estate Assets Under Direct Financing Leases

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The components of real estate investments held under direct financing leases were as follows (in thousands):

	September 30, 2015	December 31, 2014
Minimum lease payments receivable	$13,456	$15,897
Estimated residual value of leased assets	43,789	55,858
Unearned income	(12,892)	(15,191)
Real estate assets under direct financing leases, net	$44,353	$56,564
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale, for continuing and discontinued operations, for the nine months ended September 30, 2015:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2014	19	5	24	$110,918	$8,994	$119,912
Transfers from real estate investments	43	—	43	162,869	(34)	162,835
Sales	(35)	(2)	(37)	(200,265)	(4,475)	(204,740)
Balance, September 30, 2015	27	3	30	$73,522	$4,485	$78,007

Properties included in discontinued operations as of September 30, 2015 are collateral assets under the 2014 Master Trust securitization. The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the accompanying consolidated balance sheets (in thousands):

	September 30, 2015	December 31, 2014
Assets
Land and improvements	$2,922	$5,351
Buildings and improvements	2,916	5,798
Total real estate investments	5,838	11,149
Less: accumulated depreciation	(1,202)	(2,167)
Intangible lease assets, net	297	460
Total assets	$4,933	$9,442

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448

Net assets	$4,485	$8,994

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real estate and intangible asset impairment	$19,724	$10,783	$54,497	$37,030
Write-off of lease intangibles due to lease terminations, net	713	1,910	1,268	4,509
Loans receivable impairment	338	—	338	—
Total impairments from real estate investment net assets	20,775	12,693	56,103	41,539
Other impairment	57	34	153	522
Total impairment loss in continuing and discontinued operations	$20,832	$12,727	$56,256	$42,061

Note 4. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Term (3)	September 30, 2015	December 31, 2014
			(in Years)	(In Thousands)
Revolving Credit Facilities	NM	1.74%	3.5	$75,000	$15,181
Master Trust Notes	5.44%	5.03%	7.5	1,696,766	1,710,380
CMBS - fixed-rate	5.40%	5.89%	2.7	1,512,777	1,836,181
CMBS - variable-rate (4)	3.14%	3.56%	2.9	68,305	110,685
Convertible Notes	4.88%	3.28%	4.5	747,500	747,500
Unsecured fixed rate promissory note (5)	—	—	0.0	—	1,293
Total debt	5.32%	4.95%	5.0	4,100,348	4,421,220
Debt discount, net				(54,181)	(51,586)
Deferred financing costs, net (6)				(41,183)	(46,332)
Total debt, net				$4,004,984	$4,323,302
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and non-utilization fees, where applicable, calculated for the three months ended September 30, 2015 and based on the average principal balance outstanding during the period. The average outstanding principal balance of the Revolving Credit Facilities was not significant during the three months ended September 30, 2015, resulting in an effective interest rate that was not meaningful.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2015.
(3) Represents the weighted average time to maturity based on the outstanding principal balance as of September 30, 2015.
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 5).
(5) During the three months ended September 30, 2015, the Company repaid the outstanding balance of the unsecured fixed rate promissory note prior to maturity and recognized a loss on debt extinguishment of $0.1 million.
(6) The Company early adopted ASU 2015-03 requiring deferred financing costs to be presented as a direct deduction from the carrying amount of the related indebtedness. The Company records deferred financing costs for its 2013 Credit Facility and 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets, which is in accordance with ASU 2015-15.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Revolving Credit Facilities
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The 2015 Credit Facility includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.
During the quarter ended September 30, 2015, the 2015 Credit Facility bore interest at LIBOR plus 1.55% based on the Company's leverage and incurred non-utilization fees of 0.25% per annum. If the Corporation obtains an investment grade rating of its senior unsecured long-term indebtedness of at least BBB- or Baa3 from S&P or Moody's, respectively, the Operating Partnership may make an irrevocable election to change the grid pricing from leverage based to credit rating based pricing. Upon such an event, the 2015 Credit Facility will bear interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, depending on the credit rating for the Corporation.
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

As a result of entering into the 2015 Credit Facility, the Company incurred origination costs of $3.7 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. As of September 30, 2015, the unamortized deferred financing costs relating to the 2015 Credit Facility were $3.2 million and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of September 30, 2015, $75.0 million of borrowings were outstanding, $18.0 million of letters of credit were issued and $507.0 million of borrowing capacity was available under the 2015 Credit Facility. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2015, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
Line of Credit
A special purpose entity indirectly owned by the Corporation has access to a $40.0 million secured revolving line of credit. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24-month term. As of September 30, 2015, the Line of Credit was undrawn and had $40.0 million of borrowing capacity available. The ability to borrow under the Line of Credit is subject to the Operating Partnership and special purpose entity's ongoing compliance with a number of customary financial covenants. As of September 30, 2015, the Operating Partnership and, if applicable, the special purpose entity were in compliance with these financial covenants.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
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
The Master Trust Notes are summarized below:

	Effective Interest Rates (1)	Stated Rates (2)	Remaining Term	September 30, 2015	December 31, 2014
			(in Years)	(in Thousands)
Series 2014-1 Class A1	6.0%	5.1%	4.7	$67,701	$75,489
Series 2014-1 Class A2	6.0%	5.4%	4.8	253,300	253,300
Series 2014-2	6.1%	5.8%	5.5	230,490	232,867
Series 2014-3	6.0%	5.7%	6.5	312,385	312,705
Series 2014-4 Class A1	3.9%	3.5%	4.3	150,000	150,000
Series 2014-4 Class A2	4.8%	4.6%	14.3	360,000	360,000
Total Master Trust 2014 notes	5.5%	5.1%	7.7	1,373,876	1,384,361
Series 2013-1 Class A	4.6%	3.9%	3.2	125,000	125,000
Series 2013-2 Class A	5.6%	5.3%	8.2	197,890	201,019
Total Master Trust 2013 notes	5.3%	4.7%	6.3	322,890	326,019
Total Master Trust Notes				1,696,766	1,710,380
Debt discount, net				(23,919)	(26,903)
Deferred financing costs, net				(20,080)	(22,113)
Total Master Trust Notes, net				$1,652,767	$1,661,364
(1) The effective interest rates include amortization of debt discount and amortization of deferred financing costs calculated for the three months ended September 30, 2015 based on the average principal balance outstanding during the period.
(2) Represents the individual series stated interest rate as of September 30, 2015 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of September 30, 2015.

As of September 30, 2015, the Master Trust 2014 notes were secured by 955 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of September 30, 2015, the Master Trust 2013 notes were secured by 316 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.

CMBS

As of September 30, 2015, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 149 fixed and 9 variable-rate non-recourse loans, excluding the defaulted loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of September 30, 2015 for these fixed-rate notes, excluding the defaulted loans, ranged from 3.90% to 8.39%. The stated interest rates as of September 30, 2015 for the variable-rate notes ranged from 3.20% to 3.60%. As of September 30, 2015, these fixed and variable-rate loans were secured by 468 and 86 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 5.2% on a significant portion of the variable-rate debt (see Note 5). As of September 30, 2015 and December 31, 2014, the unamortized

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

deferred financing costs relating to certain of the CMBS loans were $5.6 million and $6.4 million, respectively. The deferred financing costs are being amortized to expense over the term of the respective loans.

As of September 30, 2015, certain borrowers were in default under the loan agreements relating to four separate CMBS fixed-rate loans where the ten properties securing the respective loans are no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 9.67% and 10.88%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of September 30, 2015, the aggregate principal balance under the defaulted CMBS loans was $80.1 million, which includes $6.9 million of interest added to principal. In addition, approximately $12.2 million of lender controlled reserves, within restricted cash, are being held in connection with these loans that may be applied to reduce amounts owed. During the nine months ended September 30, 2015, defaulted loan balances aggregating $25.4 million, which included $0.4 million of capitalized interest, were retired upon the disposition of 5 properties and the application of $3.6 million of lender reserves securing these defaulted loans. One of the properties disposed was surrendered to the lender pursuant to a consensual foreclosure and release of the debt. The remaining four properties were sold by the Company to third parties pursuant to an amendment to the loan agreement, which provided for a specified reduction in principal balance associated with the sale of those individual properties.

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

In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of September 30, 2015 and December 31, 2014, the unamortized discount was $45.0 million and $51.5 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheet, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each of the 2019 Notes and 2021 Notes. As of September 30, 2015 and December 31, 2014, the unamortized deferred financing costs relating to the Convertible Notes were $15.5 million and $17.8 million, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Debt Extinguishment

During the nine months ended September 30, 2015, the Company extinguished a total of $378.6 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.64% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $2.5 million. The gain was primarily attributable to the write-off of net debt premiums and the reduction of $17.5 million of debt using net sales proceeds of $14.0 million from the sale of four properties securing a portion of a defaulted CMBS note, partially offset by defeasance costs.

Net proceeds raised from the concurrent registered offerings of Convertible Notes and common stock in May 2014 were partially used to retire the senior mortgage notes payable encumbering the Shopko properties with an aggregate principal balance of $488.7 million, redeem $18.0 million of net-lease mortgage notes that were not tendered in connection with the Exchange Offer and repay all amounts then drawn against the 2013 Credit Facility. During the nine months ended September 30, 2014, the Company extinguished a total of $532.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.53%. As a result of these transactions, the Company recognized a loss on debt extinguishment during the nine months ended September 30, 2014 of approximately $64.5 million primarily from costs incurred related to the defeasance of the Shopko indebtedness.

Debt Maturities

As of September 30, 2015, scheduled debt maturities of the Company’s Revolving Credit Facilities, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2015 (1)	$7,212	$80,127	$87,339
2016	28,012	273,059	301,071
2017	27,782	773,309	801,091
2018	42,115	244,537	286,652
2019	44,325	527,000	571,325
Thereafter	288,888	1,763,982	2,052,870
Total	$438,334	$3,662,014	$4,100,348
(1) The balloon payment balance in 2015 includes $80.1 million, including $6.9 million of capitalized interest, for the acceleration of principal payable following an event of default under four separate non-recourse CMBS loans with stated maturities in 2015 and 2017 of $25.3 million and $54.8 million, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense – Revolving Credit Facilities (1)	$608	$538	$1,997	$2,358
Interest expense – mortgages and notes payable	45,460	44,858	140,731	149,231
Interest expense – Convertible Notes	6,127	6,098	18,382	8,970
Interest expense – other	—	—	—	6
Non-cash interest expense:
Amortization of deferred financing costs	1,920	1,787	5,893	4,084
Amortization of net losses related to interest rate swaps	27	32	81	98
Amortization of debt (premium)/discount, net	531	222	1,670	(821)
Total interest expense	$54,673	$53,535	$168,754	$163,926
(1) Includes interest expense associated with non-utilization fees of approximately $0.4 million for both the three months ended September 30, 2015 and 2014 and approximately $1.2 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively.

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
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings. As of September 30, 2015 and December 31, 2014, there were no termination events or events of default related to the interest rate swaps.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	September 30, 2015	December 31, 2014
Interest Rate Swap (1)	Accounts payable, accrued expenses and other liabilities	$10,741	4.62%	06/28/12	07/06/17	$—	$(46)
Interest Rate Swap	Accounts payable, accrued expenses and other liabilities	$6,547	5.75%	07/17/13	03/01/16	(68)	(180)
Interest Rate Swap (1)	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	—	(93)
Interest Rate Swaps(2)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(1,594)	(803)
						$(1,662)	$(1,122)
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

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Interest rate swaps	$(797)	$237	$(1,608)	$(1,040)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Reclassified from AOCL into Operations	2015	2014	2015	2014
Interest expense	$(277)	$(333)	$(898)	$(987)

	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain or (Loss) Recognized in Operations on Derivatives	2015	2014	2015	2014
General and administrative expense	$—	$5	$(78)	$2
(1) Nine months ended September 30, 2015 includes a loss of $76 thousand that was reclassified from accumulated other comprehensive loss in the balance sheet resulting from hedged transactions that were no longer probable of occurring as the swaps were terminated prior to their respective maturity dates.
Approximately $0.9 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next twelve months. The Company does not enter into derivative contracts for speculative or trading purposes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
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

ATM Program

During the nine months ended September 30, 2015, the Corporation sold 6.6 million shares of its common stock under its ATM Program, at a weighted average share price of $12.07, for aggregate gross proceeds of $79.8 million and aggregate net proceeds of $78.5 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were used to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. During the three months ended September 30, 2015, no shares were sold under our ATM program. As of September 30, 2015, $103.6 million in gross proceeds capacity remained available under the ATM Program.

Treasury Shares

During the nine months ended September 30, 2015, portions of awards of restricted common stock granted to certain of the Company's officers and other employees vested. The vesting of these shares, granted pursuant to the Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.2 million shares of common stock, valued at $1.7 million, solely to pay the associated minimum statutory tax withholdings. The surrendered shares are held as treasury stock and included in stockholders' equity.
Dividends Declared
For the nine months ended September 30, 2015, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in thousands)
March 16, 2015	$0.17000	March 31, 2015	$71,123	April 15, 2015
June 15, 2015	$0.17000	June 30, 2015	$75,054	July 15, 2015
September 15, 2015	$0.17000	September 30, 2015	$75,039	October 15, 2015
(1) Net of estimated forfeitures of approximately $1,000 and $9,000 during the three and nine months ended September 30, 2015, respectively, for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividend declared on September 15, 2015 was paid on October 15, 2015 and is included in accounts payable, accrued expenses and other liabilities as of September 30, 2015.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, filed petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Haggen Operations Holdings, LLC leases 20 properties on a triple net basis from a subsidiary of the Company under a master lease with current monthly rents of $1.4 million and an initial lease expiration date of February 28, 2035. Haggen Holdings, LLC is the guarantor of the tenant’s obligations under that master lease. As of September 30, 2015, the debtors had not determined whether to assume or reject the unexpired master lease in the bankruptcy proceeding. While the Company cannot predict the final outcome of the bankruptcy proceedings, it does not currently believe the debtor’s rejection of the master lease or the court’s refusal to uphold its terms would result in a material impact on the Company’s financial position or results of operations in future periods.
As of September 30, 2015, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of September 30, 2015, the Company had commitments totaling $186.7 million, of which $180.6 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. All commitments are expected to be funded during fiscal year 2015. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Derivatives:
Interest rate swaps financial liabilities	$(1,662)	$—	$(1,662)	$—
December 31, 2014
Derivatives:
Interest rate swaps financial liabilities	$(1,122)	$—	$(1,122)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
September 30, 2015
Long-lived assets held and used	$37,589	$(3,207)	$—	$—	$40,796	$(41,294)
Lease intangible assets	4,294	—	—	—	4,294	(3,730)
Other assets	—	—	—	—	—	(338)
Long-lived assets held for sale	18,583	(30,954)	—	—	49,537	(10,894)
						$(56,256)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(20,074)
						$(36,436)
(1) Impairment charges are presented for the nine months ended September 30, 2015 and for the year ended December 31, 2014.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2015 and December 31, 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

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

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$106,944	$112,999	$109,425	$115,747
Revolving Credit Facilities, net (1)	75,000	79,067	15,114	15,254
Mortgages and notes payable, net (2)	3,242,922	3,435,150	3,629,998	3,899,950
Convertible Notes, net (2)	687,062	690,975	678,190	729,231
(1) As of September 30, 2015, only amounts under the 2015 Credit Facility were outstanding. As of December 31, 2014, only amounts under the Line of Credit were outstanding and net of unamortized deferred financing costs.
(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 9. Significant Credit and Revenue Concentration

As of September 30, 2015 and December 31, 2014, the Company’s real estate investments are leased to 435 and 454 tenants, respectively, which operate within retail, office and industrial property types across various industries throughout the United States. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended September 30, 2015 and 2014, contributed 9.9% and 14.3% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 5% or more of the Company’s Normalized Revenue during any of the periods presented. As of September 30, 2015 and December 31, 2014, the Company's net investment in Shopko properties represents approximately 7.7% and 10.7%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 9.9% and 13.1%, respectively, of the Company's total real estate investment portfolio.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rent	$56	$300	$391	$917
Non-cash rent	—	27	—	—
Other	1	3	17	2,953
Total revenues	57	330	408	3,870
Expenses:
General and administrative	1	1	3	13
Property costs	97	41	281	236
Impairments	—	—	34	—
Total expenses	98	42	318	249
Income from discontinued operations	(41)	288	90	3,621
Gain on disposition of assets	—	403	590	488
Total discontinued operations	$(41)	$691	$680	$4,109
Number of properties disposed of during period	—	1	2	6

Note 11. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$30,555	$5,001
Reduction of debt in exchange for collateral assets	7,904	—
Net real estate and other collateral assets surrendered to lender	7,384	—
Accrued interest capitalized to principal (1)	4,686	997
Accrued performance share dividend rights	459	420
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 12. Incentive Award Plan
As of September 30, 2015, 1.9 million shares remained available for award under the Incentive Award Plan.
Restricted Shares of Common Stock
During the nine months ended September 30, 2015, the Company granted 0.5 million restricted shares under the Incentive Award Plan to certain officers and employees. The Company recorded $5.6 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of September 30, 2015, there were approximately 0.8 million unvested restricted shares outstanding.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Performance Share Awards
During the nine months ended September 30, 2015, the Compensation Committee of the Board of Directors approved an initial target grant of 279,199 performance shares to certain executive officers of the Company. The performance period of this grant runs from January 1, 2015 through December 31, 2017. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Corporation's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. The percentage range is based on the attainment of TSR of the Corporation compared to certain specified peer groups of companies during the performance period. In addition, final shares issued under each performance share award entitle its holder to a cash payment equal to the aggregate dividends that were declared during the performance period as if the shares had been issued and outstanding on each dividend record date. Based on the grant date fair value, the Corporation expects to recognize $4.1 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
As of September 30, 2015, under each separate annual performance share award, the Corporation's TSR compared to the specified peer groups during the performance periods would have resulted in the release of 0.7 million shares, in the aggregate. In addition, approximately $1.1 million in dividend rights have been accrued. The projected shares to be released are not considered issued under the Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.
Stock-based Compensation Expense
For the three months ended September 30, 2015 and 2014, the Company recognized $3.5 million and $3.0 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, the Company recognized $10.8 million and $8.5 million, respectively, in stock-based compensation expense.
As of September 30, 2015, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $11.4 million, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Note 13. Income (Loss) Per Share
Income (loss) per share has been computed using the two-class method. Income (loss) per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations in the computation of net income (loss) attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted income (loss):
Income (loss) from continuing operations	$9,248	$5,728	$20,716	$(73,704)
Gain on disposition of assets	7,960	1,251	81,986	1,683
Less: income attributable to unvested restricted stock	(132)	(215)	(566)	(882)
Income (loss) used in basic and diluted income (loss) per share from continuing operations	17,076	6,764	102,136	(72,903)
(Loss) income from discontinued operations	(41)	691	680	4,109
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$17,035	$7,455	$102,816	$(68,794)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	441,512,930	398,799,661	430,650,925	384,485,286
Less: unvested weighted average shares of restricted stock	(1,307,582)	(1,992,005)	(1,263,218)	(1,959,672)
Weighted average number of shares outstanding used in basic income (loss) per share	440,205,348	396,807,656	429,387,707	382,525,614
Net income (loss) per share attributable to common stockholders—basic	$0.04	$0.02	$0.24	$(0.18)

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	147,098	800,717	347,055	—
Stock options	1,519	5,210	4,014	—
Weighted average number of shares of common stock used in diluted income (loss) per share	440,353,965	397,613,583	429,738,776	382,525,614
Net income (loss) per share attributable to common stockholders—diluted	$0.04	$0.02	$0.24	$(0.18)

Potentially dilutive shares of common stock
Unvested shares of restricted stock	271,462	761,523	393,164	787,546
Unvested performance shares	—	—	—	736,104
Stock options	—	—	—	5,033
Total	271,462	761,523	393,164	1,528,683
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
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

Note 14. Subsequent Events

On November 3, 2015, the Company entered into a Term Loan Agreement among the Operating Partnership as borrower, the Corporation as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased up to $600.0 million, subject to obtaining additional lender commitments. Borrowings may be repaid without premium or penalty, and may be reborrowed within 30 days up to the then available loan commitment. Borrowings bear interest at either prime or LIBOR plus a margin, at the Operating Partnership’s option. Initial pricing under the Term Loan is currently at LIBOR plus 145 basis points.

Concurrently, the Company entered into a first amendment to the Credit Agreement. The amendment provides for the release of the subsidiary guarantors that were parties thereto and conforms certain of the terms and covenants to those in the Term Loan Agreement. Additionally, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s.

Proceeds of the Term Loan were used primarily to refinance borrowings under the 2015 Credit Facility.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	risks related to the potential relocation of our corporate headquarters to Dallas, Texas;

•	our ability and willingness to maintain our qualification as a REIT; and

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
We generate our revenue primarily by leasing our properties to our tenants. As of September 30, 2015, our undepreciated investment in real estate and loans totaled approximately $8.26 billion, representing investments in 2,634 properties, including properties securing our mortgage loans. Of this amount, 98.7% consisted of investment in real estate, representing ownership of 2,489 properties, and the remaining 1.3% consisted of commercial mortgage and other loans receivable primarily secured by the remaining 145 real properties or other related assets.
As of September 30, 2015, our owned properties were approximately 98.5% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.8 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of September 30, 2015, approximately 88.5% of our single-tenant properties (based on total rental revenue) provided for increases in future annual base contractual rent.

2015 Highlights

For the third quarter ended September 30, 2015:

•	Recognized revenues of $168.4 million, a 10.6% increase over revenues reported in the third quarter of 2014.

•	Generated AFFO of $0.22 per share, FFO of $0.21 per share, and net income of $0.04 per share.

•
Closed 17 real estate transactions totaling $159.8 million, which added 50 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.38% under leases with an average term of 14.9 years.

•
Sold 15 properties generating gross proceeds of $82.0 million, with a weighted average capitalization rate of 7.25%, including three Shopko properties for approximately $25.6 million, resulting in an overall gain on sale of $8.0 million.

•	Extinguished $41.8 million of high coupon debt that had a 5.56% weighted average rate.

•	Declared cash dividends for the third quarter of $0.17 per share, which equates to an annualized dividend of $0.68 per share.

•	There was no activity under our ATM Program during the quarter.

For the nine months ended September 30, 2015:

•	Generated revenues of $498.6 million, an 11.3% increase over the revenues reported during the first nine months of 2014.

•	Generated AFFO of $0.65 per share, FFO of $0.63 per share and net income of $0.24 per share.

•
Closed 77 real estate transactions totaling $713.9 million, which added 198 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.61% under leases with an average term of 16.4 years.

•
Sold 72 properties generating gross proceeds of $443.9 million, with a weighted average capitalization rate of 7.26%, including 24 Shopko properties for approximately $244.7 million, resulting in an overall gain on sale of $82.6 million, including $0.6 million reflected in discontinued operations.

•	Reduced Shopko concentration to 9.9% of Normalized Revenue from 14.0% at December 31, 2014.

•	Issued 23.0 million shares of common stock in a follow-on offering at $11.85 per share, including the underwriter’s option to purchase additional shares, raising net proceeds of $268.8 million.

•	Entered into a new $600.0 million unsecured credit facility and terminated our $400.0 million secured credit facility.

▪	Sold 6.6 million shares of common stock under our ATM program, at a weighted average share price of $12.07, generating aggregate net proceeds of $78.5 million.

•	Extinguished $378.6 million of high coupon secured debt that had a 5.64% weighted average rate.

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

Operationally Essential Real Estate with Long-Term Leases

We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of September 30, 2015, our leases had a weighted average remaining lease term (based on rental revenue) of approximately 10.8 years compared to approximately 10.2 years as of September 30, 2014.

Portfolio Diversification

Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the United States without significant geographic concentration.

As of September 30, 2015, Shopko represents our most significant tenant at 9.9% of Normalized Revenue. Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued our objective to reduce the tenant concentration of Shopko. During the nine months ended September 30, 2015, we sold 24 Shopko properties having an investment value of $224.3 million. These sales, coupled with our increased rental revenue from real estate investments of $1.11 billion during the past 12 months, have reduced our current Shopko tenant concentration to 9.9% compared to 14.0% as of December 31, 2014.

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

Our Leases

Rent Escalators

Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on Normalized Rental Revenue) containing rent escalators increased to approximately 89% as of September 30, 2015 compared to approximately 87% as of September 30, 2014.

Master Lease Structure

Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. Master lease revenue contributed approximately 45% of our Normalized Rental Revenue during the month ended September 30, 2015 compared to approximately 44% for the same period in 2014.

Triple-Net Leases

Our leases are predominantly triple-net which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. As of September 30, 2015, approximately 85.9% of our single-tenant properties (based on Normalized Rental Revenue) are subject to triple-net leases compared to approximately 85.6% as of September 30, 2014.

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

On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, filed petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Haggen Operations Holdings, LLC leases 20 properties on a triple net basis from a subsidiary of the Company under a master lease with current monthly rents of $1.4 million and an initial lease expiration date of February 28, 2035. Haggen Holdings, LLC is the guarantor of the tenant’s obligations under that master lease. As of November 4, 2015, the debtors had not determined whether to assume or reject the unexpired master lease in the bankruptcy proceeding. While management cannot predict the final outcome of the bankruptcy proceedings, we do not currently believe the debtor’s rejection of the master lease or the court’s refusal to uphold its terms would result in a material impact on our financial position or results of operations in future periods.

Active Management and Monitoring of Risks Related to Our Investments

We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties). As of September 30, 2015 and September 30, 2014, the percentage of our properties that were occupied was 98.5% and 98.2%, respectively.

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

The timing of any potential dispositions will depend on market conditions and other factors, including but not limited to, our capital needs and ability to defer some or all of the taxable gains on the sales. We can provide no assurance that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as 1031 Exchanges. Furthermore, we can provide no assurance that we will deploy the proceeds from future dispositions in a manner that produces comparable or better yields.

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

Results of Operations
Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(In Thousands)
Revenues:
Rentals	$159,183	$145,591	$13,592	9.3%
Interest income on loans receivable	1,764	1,805	(41)	(2.3)%
Earned income from direct financing leases	725	837	(112)	(13.4)%
Tenant reimbursement income	3,780	3,308	472	14.3%
Other income and interest from real estate transactions	2,973	754	2,219	NM
Total revenues	168,425	152,295	16,130	10.6%
Expenses:
General and administrative	12,265	11,995	270	2.3%
Finance restructuring costs	—	(11)	11	100.0%
Property costs	6,496	5,357	1,139	21.3%
Real estate acquisition costs	576	865	(289)	(33.4)%
Interest	54,673	53,535	1,138	2.1%
Depreciation and amortization	64,493	62,069	2,424	3.9%
Impairments	20,832	12,727	8,105	63.7%
Total expenses	159,335	146,537	12,798	8.7%
Income from continuing operations before other income and income tax expense	9,090	5,758	3,332	57.9%
Other income:
Gain on debt extinguishment	342	212	130	61.3%
Total other income	342	212	130	61.3%
Income from continuing operations before income tax expense	9,432	5,970	3,462	58.0%
Income tax expense	(184)	(242)	58	24.0%
Income from continuing operations	$9,248	$5,728	$3,520	61.5%

Gain on disposition of assets	$7,960	$1,251	$6,709	NM
NM - Percentages over 100% are not displayed.
Revenues
For the three months ended September 30, 2015, approximately 94.5% of our total revenue was attributable to long-term leases. The year-over-year increase of 10.6% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to September 30, 2014, and to a lesser extent, to contractual rent escalations within our existing real estate portfolio.

Rentals

The year-over-year increase in rental revenue was primarily attributable to the acquisition of 318 properties representing an investment in real estate of $1.11 billion during the twelve-month period ended September 30, 2015. This increase was partially offset by the sale of 91 properties during the same period having an investment value of $501.5 million. Non-cash rentals for the three months ended September 30, 2015 and 2014 were $6.0 million and $5.1 million, respectively. These amounts represent approximately 3.8% and 3.5% of total rental revenue from continuing operations for the three months ended September 30, 2015 and 2014, respectively. Contractual rent escalations subsequent to September 30, 2014 also contributed to the increase.

As of September 30, 2015, 98.5% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the restaurant, manufacturing and education industries. As of September 30, 2015 and 2014, respectively, 37 and 40 of our properties, representing approximately 1.5% and 1.8% of our owned properties, were vacant and not generating rent. Of the 37 vacant properties, 14 were held for sale as of September 30, 2015.

Tenant reimbursement income

We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Expenses
General and administrative
The year-over-year increase in general and administrative expenses is primarily due to higher compensation and related benefits of $1.8 million, which includes $0.4 million in higher non-cash stock compensation. The increase in compensation and related benefits also includes $0.7 million relating to a transition and separation agreement with one of our former executive officers. The balance of the increase is attributable to an increase in employee headcount and salaries between the comparable periods. This increase was partially offset by $1.5 million in higher bad debt expense during the comparable prior period. During the three months ended September 30, 2014, certain CAM receivables, acquired in the Cole II Merger, were deemed uncollectible and written-off.
Property costs

For the three months ended September 30, 2015, property costs were $6.5 million (including $3.8 million of tenant reimbursables) as compared to $5.4 million (including $3.3 million in tenant reimbursables) for the same period in 2014. During the comparable periods, non-reimbursable property costs increased approximately $1.0 million primarily due to higher property taxes and increased vacancy at one of our multi-tenant properties.

Interest
The year-over-year increase in interest expense is primarily due to the $510.0 million borrowing under the Master Trust 2014 notes in December 2014 with a weighted average interest rate of 4.30%. In addition, we incurred approximately $0.7 million in higher interest expense from certain defaulted loans and the assumption of a $10.0 million CMBS note in connection with an acquisition during the fourth quarter of 2014. This increase was partially offset by the extinguishment of $430.0 million of debt with a weighted average interest rate of 5.58% during the twelve months ended September 30, 2015.
The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$608	$538
Interest expense – mortgages and notes payable	45,460	44,858
Interest expense – Convertible Notes	6,127	6,098
Interest expense – other	—	—
Non-cash interest expense:
Amortization of deferred financing costs	1,920	1,787
Amortization of net losses related to interest rate swaps	27	32
Amortization of debt (premium)/discount, net	531	222
Total interest expense	$54,673	$53,535
(1) Includes interest expense associated with non-utilization fees of approximately $0.4 million for each of the three months ended September 30, 2015 and 2014.

Depreciation and amortization
The year-over-year increase is primarily due to the acquisition of 318 properties, representing an investment in real estate of $1.11 billion, during the twelve-month period ended September 30, 2015. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Depreciation of real estate assets	$52,013	$48,869
Other depreciation	93	95
Amortization of lease intangibles	12,387	13,105
Total depreciation and amortization	$64,493	$62,069

Impairments

Impairment charges for the three months ended September 30, 2015 include $16.7 million on a consumer electronics property with a short-term lease expiration, $3.1 million on six properties that are held for sale and $1.0 million of lease intangible write-offs and an allowance for loan loss on an unsecured note receivable. For the same period in 2014, we recorded impairment losses of $6.8 million on seven properties that were held for sale, $1.9 million of lease intangible write-offs and $4.0 million of impairment on two underperforming properties, one in the home furnishings industry and one in the pharmaceutical industry.

Other income

During the three months ended September 30, 2015, we recorded a gain on debt extinguishment of $0.3 million, in connection with five loans with an aggregate principal balance of $41.8 million and a weighted average interest rate of 5.56%. Three of the loans were prepaid and the remaining two were related to property dispositions. During the three months ended September 30, 2014, we recorded a gain on debt extinguishment of $0.2 million following a property disposition, which was encumbered by CMBS debt and assumed by the buyer.

Gain on disposition of assets
For the three months ended September 30, 2015, the gain on disposition of assets was primarily attributable to a $4.1 million gain from the sale of three Shopko properties. The balance of the gain related to the sale of 12 additional properties including three vacant properties and two multi-tenant properties.

Results of Operations
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(In Thousands)
Revenues:
Rentals	$473,308	$426,212	$47,096	11.0%
Interest income on loans receivable	5,216	5,463	(247)	(4.5)%
Earned income from direct financing leases	2,299	2,521	(222)	(8.8)%
Tenant reimbursement income	11,903	9,548	2,355	24.7%
Other income and interest from real estate transactions	5,920	4,312	1,608	37.3%
Total revenues	498,646	448,056	50,590	11.3%
Expenses:
General and administrative	36,837	33,496	3,341	10.0%
Finance restructuring costs	—	13,022	(13,022)	(100.0)%
Property costs	20,317	17,215	3,102	18.0%
Real estate acquisition costs	2,122	2,372	(250)	(10.5)%
Interest	168,754	163,926	4,828	2.9%
Depreciation and amortization	195,460	184,586	10,874	5.9%
Impairments	56,222	42,061	14,161	33.7%
Total expenses	479,712	456,678	23,034	5.0%
Income (loss) from continuing operations before other income (expense) and income tax expense	18,934	(8,622)	27,556	NM
Other income (expense)
Gain (loss) on debt extinguishment	2,489	(64,496)	66,985	NM
Total other income (expense)	2,489	(64,496)	66,985	NM
Income (loss) from continuing operations before income tax expense	21,423	(73,118)	94,541	NM
Income tax expense	(707)	(586)	(121)	(20.6)%
Income (loss) from continuing operations	$20,716	$(73,704)	$94,420	NM

Gain on disposition of assets	$81,986	$1,683	$80,303	NM
NM - Percentages over 100% are not displayed.
Revenues
For the nine months ended September 30, 2015, approximately 94.9% of our total revenues was attributable to long-term leases. The year-over-year increase of 11.3% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to September 30, 2014.

Rentals
The year-over-year increase in rental revenue was primarily attributable to the acquisition of 318 properties with an investment value of $1.11 billion during the twelve-month period ended September 30, 2015. This increase was partially offset by the sale of 91 properties during the same period having an investment value of $501.5 million. During the nine months ended September 30, 2015 and 2014, non-cash rentals were $17.8 million and $14.8 million, respectively, representing approximately 3.8% and 3.5% of total rental revenue from continuing operations, respectively. Contractual rent escalations subsequent to September 30, 2014 also contributed to the increase.

As of September 30, 2015, 98.5% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the restaurant, manufacturing and education industries. As of September 30, 2015 and 2014, respectively, 37 and 40 properties of our owned properties, representing approximately 1.5% and 1.8% of our owned properties, were vacant and not generating rent. Of the 37 vacant properties, 14 were held for sale as of September 30, 2015.

Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Expenses
General and administrative

The year-over-year increase in general and administrative expenses is primarily due to higher compensation and related benefits of $5.0 million, which includes $2.0 million related to non-cash stock compensation. The increase in compensation and related benefits is primarily attributable to the acceleration of cash and non-cash stock compensation of approximately $2.2 million related to the departure of certain executive officers during the nine months ended September 30, 2015. The balance of the increase in compensation and related benefits is primarily attributable to an increase in employee headcount and salaries between the comparable periods. During the nine months ended September 30, 2014, $1.7 million of CAM receivables, acquired in the Cole II Merger, were deemed uncollectible and written off, which partially offset the year-over-year increase.

Finance restructuring costs

In connection with the Exchange Offer, the Company incurred costs of approximately $13.0 million during the nine months ended September 30, 2014, which included legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the corresponding period in 2015.
Property costs

For the nine months ended September 30, 2015, property costs were $20.3 million (including $11.9 million of tenant reimbursables) compared to $17.2 million (including $9.5 million of tenant reimbursables) for the same period in 2014. The increase in property costs is primarily attributable to increases in operating costs, such as utilities and property taxes at certain CMBS default properties, and general operating costs at various properties that allow for reimbursement of such costs. The increase in tenant reimbursables represents the corresponding increase in general reimbursable operating costs along with greater cost recovery realization at certain of our single site locations.
Interest
The year-over-year increase in interest expense is primarily attributable to a $4.3 million rise in non-cash interest resulting primarily from the amortization of capitalized deferred financing costs associated with the Master Trust 2014 Notes offering in December 2014 as well as the debt discount associated with our Convertible Notes offering. These amounts are being amortized to interest expense over the term of the instruments. The higher Convertible Notes interest during the current period was due to the timing of our $747.5 million May 2014 offering. The total year-over-year cash interest, however, remained stable despite our net borrowings of approximately $295.1 million from May 2014 through September 30, 2015. During that period, we borrowed $1.26 billion of debt with a weighted average interest rate of 3.69% through our Convertible Notes and Master Trust 2014 notes offerings, and we extinguished $962.4 million of mortgage and notes indebtedness with a weighted average interest rate of 6.11%. The lower weighted average interest rate offset the impact of the increase in our net borrowings.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$1,997	$2,358
Interest expense – mortgages and notes payable	140,731	149,231
Interest expense – Convertible Notes	18,382	8,970
Interest expense – other	—	6
Non-cash interest expense:
Amortization of deferred financing costs	5,893	4,084
Amortization of net losses related to interest rate swaps	81	98
Amortization of debt (premium)/discount, net	1,670	(821)
Total interest expense	$168,754	$163,926
(1) Includes interest expense associated with non-utilization fees of approximately $1.2 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Depreciation and amortization

The year-over-year increase is primarily due to the acquisition of 318 properties, representing an investment in real estate of $1.11 billion, during the twelve-month period ended September 30, 2015. The following table summarizes our depreciation and amortization expense from continuing operations:

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Depreciation of real estate assets	$157,345	$144,263
Other depreciation	281	283
Amortization of lease intangibles	37,834	40,040
Total depreciation and amortization	$195,460	$184,586

Impairments

During the nine months ended September 30, 2015, impairment losses included $45.5 million on 20 vacant or underperforming properties primarily within the education, consumer electronics and restaurant-casual dining industries. In addition, of the properties held for sale during the period, 20 properties incurred impairment losses of $10.4 million. The balance of the impairment loss included an allowance for loan loss on an unsecured note. For the same period in 2014, we recorded impairment losses of $42.1 million. These charges included $14.9 million on the impairment of 10 properties that were held for sale, including two multi-tenant properties, $4.5 million of lease intangible write-offs following lease terminations and $22.7 million of impairment on 12 properties that were underperforming. Of the 12 underperforming properties, seven were in the manufacturing industry, three were in the quick-service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry.

Other income (expense)

During the nine months ended September 30, 2015, we recognized a gain on debt extinguishment of $2.5 million. The gain on debt extinguishment was primarily the result of an agreed upon reduction in principal to a portion of a defaulted CMBS note that exceeded the proceeds from the sale of four properties that secured the loan. During the current period, we retired $378.6 million in high interest rate CMBS debt with a weighted average interest rate of 5.64%. During the nine months ended September 30, 2014, we recorded a loss on debt extinguishment of $64.5 million. The loss on debt extinguishment primarily related to the retirement of certain senior mortgage notes payable with an aggregate principal balance of $488.7 million and the redemption of $18.0 million of net-lease mortgage notes that were not tendered in connection with the Exchange Offer. The debt that was extinguished had a weighted average interest rate of 6.54% and a remaining term of 25 months. We used proceeds from the Convertible Notes offering, with a weighted average stated interest rate of 3.30%, to fund the extinguishment.

Gain on disposition of assets

During the nine months ended September 30, 2015, we recorded gains totaling $82.0 million from continuing operations on the disposition of certain real estate assets. These gains are primarily attributable to a $68.1 million gain from the sale of 24 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. Additionally, we sold or disposed of 48 other properties, including 21 vacant properties and five multi-tenant properties.

Property Portfolio Information
Our diverse real estate portfolio at September 30, 2015 consisted of 2,489 owned properties:

•	leased to 435 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only four states contributing more than 5% of our rental revenue;

•	operating in 27 different industries;

•	with an occupancy rate of 98.5%; and

•	with a weighted average remaining lease term of 10.8 years.
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

Diversification By Tenant

The tenant concentration percentage is computed by dividing a tenant's quarterly rental revenue by our Normalized Revenue. The following table lists the top ten tenants of our owned real estate properties as of September 30, 2015:

Tenant (2)	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Revenue (1)
Shopko	153	10,039	9.9%
Walgreens	66	971	3.5
84 Properties, LLC	108	4,097	2.9
Haggen Operations Holdings, LLC	20	1,013	2.4
Cajun Global, LLC (Church's Chicken)	199	254	2.2
Alimentation Couche-Tard, Inc. (Circle K)	83	251	1.8
Academy, LTD (Academy Sports + Outdoors)	6	1,798	1.8
CVS Caremark Corporation	37	412	1.5
Carmike Cinemas, Inc.	13	631	1.4
CarMax, Inc.	8	405	1.3
Other	1,759	32,843	71.3
Vacant	37	2,018	—
Total	2,489	54,732	100.0%
(1) Total revenue for the quarter ended September 30, 2015, excluding rental revenue contributed from properties sold during the period.
(2) Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of September 30, 2015:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
General Merchandise	193	11,689	12.6%
Restaurants - Casual Dining	399	2,489	10.3
Convenience Stores / Car Washes	272	998	7.4
Restaurants - Quick Service	543	1,429	7.2
Drug Stores / Pharmacies	129	1,663	6.4
Building Materials	169	6,261	5.7
Movie Theatres	48	2,389	5.1
Grocery	71	3,039	4.4
Medical / Other Office	111	1,098	4.2
Sporting Goods	26	2,947	3.9
Health and Fitness	33	1,294	3.3
Automotive Parts and Service	153	993	3.2
Education	50	1,133	2.7
Apparel	13	2,363	2.6
Home Furnishings	30	1,781	2.5
Automotive Dealers	22	680	2.3
Entertainment	16	874	2.3
Home Improvement	12	1,504	2.2
Distribution	13	1,082	1.6
Specialty Retail	22	675	1.6
Consumer Electronics	13	980	1.6
Manufacturing	23	3,664	1.4
Dollar Stores	83	857	1.3
Pet Supplies and Service	4	1,015	1.0
Wholesale Clubs	4	393	*
Financial Services	5	390	*
Office Supplies	20	464	*
Miscellaneous	12	588	*
Total	2,489	54,732	100.0%
* Less than 1%
(1) Total rental revenues during the month ended September 30, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of September 30, 2015:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Retail	2,298	42,528	86.0%
Industrial	71	10,002	7.8
Office	120	2,202	6.2
Total	2,489	54,732	100.0%
(1) Total rental revenues during the month ended September 30, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of September 30, 2015:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Texas	282	6,210	11.7%
Illinois	123	3,480	6.6
Georgia	172	2,204	5.9
California	64	1,771	5.0
Florida	134	1,425	4.9
Wisconsin	58	4,087	4.6
Ohio	135	2,169	4.3
Tennessee	121	1,898	3.2
Minnesota	54	1,722	2.9
North Carolina	69	1,432	2.8
Indiana	80	1,472	2.7
Missouri	82	1,387	2.7
South Carolina	47	1,024	2.6
Michigan	86	1,650	2.6
Alabama	104	924	2.5
Virginia	73	1,620	2.5
Pennsylvania	67	1,498	2.1
Arizona	53	870	2.0
Colorado	34	844	1.9
Kansas	40	1,019	1.8
New Mexico	41	568	1.7
Nevada	6	1,102	1.6
New York	50	986	1.5
Kentucky	62	918	1.4
Oregon	17	538	1.3
Washington	25	947	1.3
Massachusetts	6	1,232	1.2
Iowa	41	732	1.2
Nebraska	19	993	1.2

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Oklahoma	58	513	1.1
Idaho	14	707	1.0
Mississippi	40	441	1.0
Utah	10	945	*
Arkansas	40	610	*
Louisiana	27	311	*
New Hampshire	16	852	*
Maryland	24	418	*
Montana	8	531	*
New Jersey	15	516	*
West Virginia	28	568	*
South Dakota	10	428	*
North Dakota	6	288	*
Connecticut	3	306	*
Maine	26	79	*
Wyoming	9	186	*
Rhode Island	3	95	*
Delaware	3	86	*
Vermont	2	42	*
Virgin Islands	1	38	*
Alaska	1	50	*
Total	2,489	54,732	100.0%
* Less than 1%
(1) Total rental revenues during the month ended September 30, 2015, excluding rental revenues contributed from properties sold during the period.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of September 30, 2015. As of September 30, 2015, the weighted average remaining non-cancelable initial term of our leases (based on total rental revenue) was 10.8 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Expiring Annual Rental Revenue (in thousands) (1)	Total Square Feet (in thousands)	Percent of Expiring Annual Rental Revenue
Remainder of 2015	9	$3,098	248	0.5%
2016	47	22,931	2,283	3.7
2017	63	19,361	2,036	3.1
2018	74	23,078	1,939	3.7
2019	109	22,393	1,960	3.6
2020	88	23,517	2,086	3.8
2021	172	39,060	4,560	6.3
2022	100	24,133	1,944	3.9
2023	93	34,988	3,358	5.7
2024	69	21,086	1,374	3.4
2025 and thereafter	1,628	383,913	30,926	62.3
Vacant	37	—	2,018	—
Total owned properties	2,489	$617,558	54,732	100.0%
(1) Total rental revenue for the month ended September 30, 2015 from properties owned at September 30, 2015, multiplied by twelve.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under the 2015 Credit Facility. On March 31, 2015, the Operating Partnership entered into the 2015 Credit Agreement, establishing a $600.0 million unsecured credit facility and terminated its $400.0 million secured 2013 Credit Facility previously in place. Our 2015 Credit Facility increases our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. The 2015 Credit Agreement also includes an accordion feature to increase the size of the 2015 Credit Facility to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. As of September 30, 2015, $75.0 million was outstanding, $18.0 million of letters of credit were issued and $507.0 million of borrowing capacity was available under the 2015 Credit Facility. In addition, we have $40.0 million of borrowing capacity available under our Line of Credit as of September 30, 2015.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the nine months ended September 30, 2015, we sold an aggregate of 6.6 million shares under our ATM Program for net proceeds of $78.5 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were contributed to the Operating Partnership to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. As of September 30, 2015, $103.6 million in gross proceeds capacity remained available under the ATM Program. In addition, during April 2015, we completed an underwritten public offering of 23.0 million shares of our common stock and raised net proceeds of $268.8 million. The net proceeds from the offering were used to repay the outstanding balances under the 2015 Credit Facility and Line of Credit. The remaining net proceeds were retained to fund potential future acquisitions and for general corporate purposes (including additional repayments of borrowings outstanding from time to time under the Revolving Credit Facilities).

Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and occasionally by issuing fixed rate secured notes and bonds. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our 2015 Credit Facility or other indebtedness. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders.

Description of Certain Debt

Spirit Master Funding Program

The Spirit Master Funding Program is an asset-backed securitization platform in which we raise capital through the issuance of non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. The Spirit Master Funding Program allows us to issue notes that are secured by the assets of the special purpose entity note issuers that are pledged to the indenture trustee for the benefit of the noteholders and managed by the Operating Partnership as property manager. These Collateral Pools consist primarily of commercial real estate properties, the issuers’ rights in the leases of such properties and commercial mortgage loans secured by commercial real estate properties. In general, monthly rental and mortgage receipts with respect to the leases and mortgage loans are deposited with the indenture trustee who will first utilize these funds to satisfy the debt service requirements on the notes and any fees and costs associated with the administration of the Spirit Master Funding Program. The remaining funds are remitted to the issuers monthly on the note payment date.

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At September 30, 2015, $12.9 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.

The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of September 30, 2015.

The Master Trust Notes are summarized below:

	Effective Interest Rates (1)	Stated Rates (2)	Remaining Term	September 30, 2015	December 31, 2014
			(in Years)	(in Thousands)
Series 2014-1 Class A1	6.0%	5.1%	4.7	$67,701	$75,489
Series 2014-1 Class A2	6.0%	5.4%	4.8	253,300	253,300
Series 2014-2	6.1%	5.8%	5.5	230,490	232,867
Series 2014-3	6.0%	5.7%	6.5	312,385	312,705
Series 2014-4 Class A1	3.9%	3.5%	4.3	150,000	150,000
Series 2014-4 Class A2	4.8%	4.6%	14.3	360,000	360,000
Total Master Trust 2014 notes	5.5%	5.1%	7.7	1,373,876	1,384,361
Series 2013-1 Class A	4.6%	3.9%	3.2	125,000	125,000
Series 2013-2 Class A	5.6%	5.3%	8.2	197,890	201,019
Total Master Trust 2013 notes	5.3%	4.7%	6.3	322,890	326,019
Total Master Trust Notes				1,696,766	1,710,380
Debt discount, net				(23,919)	(26,903)
Deferred financing costs, net				(20,080)	(22,113)
Total Master Trust Notes, net				$1,652,767	$1,661,364
(1) The effective interest rates include amortization of debt discount and amortization of deferred financing costs calculated for the three months ended September 30, 2015 based on the average principal balance outstanding during the period.
(2) Represents the individual series stated interest rate as of September 30, 2015 and the weighted average stated rate of the Master Trust Notes, based on the outstanding principal balances as of September 30, 2015.
As of September 30, 2015, the Master Trust 2014 notes were secured by 955 owned and financed properties issued by 5 indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of September 30, 2015, the Master Trust 2013 notes were secured by 316 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both September 30, 2015 and December 31, 2014. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of September 30, 2015, the carrying amount of the Convertible Notes was $687.1 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
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

2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The 2015 Credit Facility includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.

At the election of the Operating Partnership, the 2015 Credit Facility initially bears interest at our current leverage grid pricing equal to either LIBOR plus 1.40% to 1.90% per annum, or a specified base rate plus 0.40% to 0.90% per annum. In each case, the applicable rates depend on our leverage ratio. If the Corporation obtains an investment grade rating of its senior unsecured long-term indebtedness of at least BBB- or Baa3 from S&P or Moody's, respectively, the Operating Partnership may make an irrevocable election to change the grid pricing for the 2015 Credit Facility from leverage based to credit rating based pricing. Upon such an event, the 2015 Credit Facility will bear interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum based on the credit rating for the Corporation.

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

As of September 30, 2015, $75.0 million of borrowings were outstanding, $18.0 million of letters of credit were issued and $507.0 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

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

As of September 30, 2015, the Corporation and the Operating Partnership were in compliance with these covenants.
2013 Credit Facility

On March 31, 2015, the 2013 Credit Facility was terminated and its outstanding borrowings of $130.0 million were repaid with funds drawn on the 2015 Credit Facility. Properties securing this facility became unencumbered upon its termination.
Line of Credit
As of September 30, 2015, the Line of Credit was undrawn and $40.0 million of borrowing capacity was available.

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

As of September 30, 2015, we had 162 loans with approximately $1.58 billion of outstanding principal balances under our fixed and variable-rate CMBS loans, with a weighted average contractual interest rate of 5.79% and a weighted average maturity of 2.7 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. These balances include four separate fixed-rate CMBS loans that are in default due to the underperformance of the ten properties that secure them. As of September 30, 2015, the aggregate principal balance under the defaulted CMBS loans was $80.1 million, including $6.9 million of interest added to principal, and is discussed further below. Excluding these four loans, the outstanding principal obligations under our CMBS fixed and variable-rate loans as of September 30, 2015 was $1.50 billion.

The table below shows the outstanding principal obligations of these CMBS fixed and variable-rate loans as of September 30, 2015 and the year in which the loans mature. The information displayed in the table excludes amounts and interest rates related to the defaulted loans and the ten properties securing them.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range (1)	Weighted Average Stated Rate	Scheduled Principal (2)	Balloon	Total
					(in Thousands)
Remainder of 2015	—	—			$—	$—	$—
2016	49	121	5.04%-8.39%	6.04%	1,494	273,059	274,553
2017	89	224	5.51%-6.62%	5.83%	7,420	773,310	780,730
2018	12	93	3.90%-5.14%	4.72%	733	119,537	120,270
2019	2	16	3.90%-4.61%	4.04%	—	49,500	49,500
Thereafter	6	100	4.67%-6.00%	5.36%	35,522	240,380	275,902
Total	158	554		5.63%	$45,169	$1,455,786	$1,500,955
(1) The interest rate range includes the current hedged fixed rate for variable-rate loans.
(2) Excluding loans maturing in 2015, the scheduled principal will amortize subsequent to September 30, 2015 until the maturity date of the loans.

CMBS Liquidity Matters

During the second quarter of 2015, we posted two letters of credit aggregating approximately $18.0 million to replace reserves previously held in a lender-controlled/managed account for a certain CMBS loan. The reserve balance included an $8.0 million Additional Collateral Deposit requirement following an amended loan agreement in 2012. The remaining balance consisted primarily of Excess Cash reserves held as additional deposited collateral when certain financial performance covenants of the tenant were not achieved beginning in September 2013. During 2015, certain loan covenants permitting the borrower to terminate the cash sweep trigger event period were achieved. As a result, pursuant to a consent agreement with the loan servicer, entered into in the second quarter of 2015, the servicer will allow future Excess Cash to be disbursed to us. However, until the Corporation's long-term debt is rated at or above

"Ba2" by Moody's, the cash sweep triggering event period continues and the Corporation must guarantee the Excess Cash of approximately $15.0 million for the remainder of the loan term.

As of September 30, 2015, we are in default on four separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are separate legal entities and the sole owner of their assets and responsible for their liabilities. The aggregate outstanding principal balance of these loans, including capitalized interest, totaled $80.1 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate either surrendering these properties to the lenders or selling them in certain instances in exchange for relieving the indebtedness, including any accrued interest, encumbering them.

The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate		Default Rate		Accrued Interest (1)
Drug Stores / Pharmacies	1	$1,010	$—	$1,197	$145	$1,342	$78	5.67%		9.67%		$11
Home Furnishings	1	3,266	36	12,357	1,909	14,266	—	6.88%		10.88%		86
Manufacturing	5	23,037	48	34,434	4,801	39,235	9,928	5.85%		9.85%		279
Education	3	21,248	—	25,284	—	25,284	2,205	5.26%		10.26%		1,361
	10	$48,561	$84	$73,272	$6,855	$80,127	$12,211	5.82%	(3)	10.16%	(3)	$1,737
(1) Interest capitalized to principal or accrued that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
(3) Weighted average interest rate.

Debt Maturities
Future principal payments due on our various types of debt as of September 30, 2015 (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
2015 Credit Facility	$75,000	$—	$—	$—	$—	$75,000	$—
Master Trust Notes	1,696,766	4,672	19,388	21,893	163,262	40,420	1,447,131
CMBS - fixed-rate (1)	1,512,777	82,625	275,178	779,198	61,632	53,405	260,739
CMBS - variable-rate	68,305	42	6,505	—	61,758	—	—
Convertible Notes	747,500	—	—	—	—	402,500	345,000
	$4,100,348	$87,339	$301,071	$801,091	$286,652	$571,325	$2,052,870
(1) The CMBS - fixed-rate payment balance in 2015 includes $80.1 million, including $6.9 million of capitalized interest, for the acceleration of principal payable following an event of default under four separate CMBS loans with stated maturities in 2015 and 2017.

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

Cash Flows
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

The following table presents a summary of our cash flows for the nine months ended September 30, 2015 and September 30, 2014, respectively:

	Nine Months Ended September 30,
	2015	2014	Change
	(in Thousands)
Net cash provided by operating activities	$271,214	$154,712	$116,502
Net cash used in investing activities	(275,163)	(529,979)	254,816
Net cash (used in) provided by financing activities	(144,022)	358,809	(502,831)
Net decrease in cash and cash equivalents	$(147,971)	$(16,458)	$(131,513)
As of September 30, 2015, we had $28.2 million of cash and cash equivalents as compared to $176.2 million as of December 31, 2014.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to a decrease in debt extinguishment costs of $55.3 million, an increase in cash revenue of $44.0 million, prior year restructuring charges related to our Exchange Offer of $13.0 million and net changes in operating assets and liabilities.

The increase in revenue was primarily attributable to the acquisition of 318 properties, representing an investment in real estate during the twelve months ended September 30, 2015 totaling $1.11 billion, partially offset by the disposition of 91 properties during the same period with an investment value of $501.5 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the nine months ended September 30, 2015 included $703.1 million to fund the acquisition of 198 properties (97 of which were acquired through a $233.0 million non-cash 1031 Exchange) and capitalized real estate expenditures of $7.4 million partially offset by cash proceeds of $397.3 million from the disposition of 72 properties (26 of which were disposed of through a $235.4 million 1031 Exchange). Net cash used in investing activities also included the release of sales proceeds from restricted cash accounts of $40.1 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $4.5 million partially offset by investment in loans receivable of $4.0 million.
During the same period in 2014, net cash used in investing activities included $569.8 million to fund the acquisition of 241 properties (16 of which were acquired through a $26.7 million non-cash 1031 Exchange) and transfers of sales proceeds to restricted cash accounts of $20.2 million partially offset by proceeds from property dispositions of $37.9 million (2 of which were disposed of through a $5.9 million non-cash 1031 Exchange) and collections of principal on loans receivable and real estate assets under direct financing leases of $4.6 million.
Financing Activities
Generally, our net cash used in and provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during the nine months ended September 30, 2015 was primarily attributable to repayment of our indebtedness of $347.2 million and the payment of dividends to equity owners of $216.2 million, both of which were paid primarily through sources from our operating cash flows. These amounts were partially offset by the issuance and sale of 23.0 million shares of our common stock in an underwritten public offering, the sale of 6.6 million shares of our common stock under our ATM Program for aggregate net proceeds of $347.2 million and net borrowings under our Revolving Credit Facilities of $59.8 million.
During the same period in 2014, net cash provided by financing activities was primarily attributable to the concurrent Convertible Notes and common stock offerings, which raised approximately $1.0 billion in net proceeds. The capital raised was used mostly to extinguish $532.8 million of our indebtedness, repay all amounts drawn against the 2013 Credit Facility and to fund certain acquisitions. Our net borrowings and proceeds from issuance of common stock during the period were partially offset by $189.5 million for dividends paid to stockholders, which was paid primarily through sources from our operating cash flows.

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
Adjusted Debt to Annualized Adjusted EBITDA is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this report.
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

FFO and AFFO

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average shares of common stock outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$17,167	$7,670	$103,382	$(67,912)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,399	61,973	195,178	184,302
Portfolio impairments
Continuing operations	20,434	12,727	55,730	42,061
Discontinued operations	—	—	34	—
Realized gains on sales of real estate (1)	(7,962)	(1,654)	(82,578)	(2,171)
Total adjustments	76,871	73,046	168,364	224,192

FFO	$94,038	$80,716	$271,746	$156,280
Add/(less):
(Gain) loss on debt extinguishment	(342)	(212)	(2,489)	64,496
Master Trust Exchange Costs	—	(11)	—	13,022
Real estate acquisition costs	576	865	2,122	2,372
Non-cash interest expense	2,478	2,042	7,644	3,362
Accrued interest on defaulted loans	1,960	1,217	5,412	1,217
Non-cash revenues	(5,396)	(4,533)	(15,947)	(12,877)
Non-cash compensation expense	3,469	3,019	10,757	8,503
Total adjustments to FFO	2,745	2,387	7,499	80,095

AFFO	$96,783	$83,103	$279,245	$236,375

Dividends declared to common stockholders	$75,040	$66,262	$221,225	$194,199
Net income (loss) per share of common stock
Basic (3)	$0.04	$0.02	$0.24	$(0.18)
Diluted (2) (3)	$0.04	$0.02	$0.24	$(0.18)
FFO per share of common stock
Diluted (2) (3)	$0.21	$0.20	$0.63	$0.41
AFFO per share of common stock
Diluted (2) (3)	$0.22	$0.21	$0.65	$0.61
Weighted average shares of common stock outstanding:
Basic	440,205,348	396,807,656	429,387,707	382,525,614
Diluted (2)	440,353,965	397,613,583	429,738,776	383,266,751
(1) Includes amounts related to discontinued operations.
(2) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(3) For the three months ended September 30, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.6 million and $0.9 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see Note 13).

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

	September 30,
	2015	2014 (3)
	(unaudited)
Revolving Credit Facilities	$75,000	$125,403
Mortgages and notes payable, net	3,242,922	3,170,049
Convertible Notes, net	687,062	675,349
	4,004,984	3,970,801
Add/(less):
Preferred stock	—	—
Unamortized debt discount/(premium)	54,181	50,524
Unamortized deferred financing costs	41,183	37,027
Cash and cash equivalents	(28,210)	(50,130)
Cash reserves on deposit with lenders as additional security classified as other assets	(24,578)	(36,173)
Total adjustments	42,576	1,248
Adjusted Debt	$4,047,560	$3,972,049

	Three Months Ended September 30,
	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$17,167	$7,670
Add/(less): (1)
Interest	54,673	53,535
Depreciation and amortization	64,493	62,069
Income tax expense	184	242
Total adjustments	119,350	115,846
EBITDA	$136,517	$123,516
Add/(less): (1)
Master Trust Exchange Costs	—	(11)
Real estate acquisition costs	576	865
Impairments on real estate assets	20,434	12,727
Realized (gains) losses on sales of real estate	(7,962)	(1,654)
(Gain) loss on debt extinguishment	(342)	(212)
Total adjustments to EBITDA	12,706	11,715
Adjusted EBITDA	$149,223	$135,231
Annualized Adjusted EBITDA (2)	$596,892	$540,924

Adjusted Debt / Annualized Adjusted EBITDA	6.8	7.3

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA multiplied by 4.
(3) Certain reclassifications were made to the prior period to conform to the current period presentation.

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the September 30, 2015 unaudited consolidated financial statements.

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of September 30, 2015, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of September 30, 2015, approximately $4.0 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting primarily of our Master Trust Notes, fixed-rate CMBS loans and Convertible Notes. As of September 30, 2015, the weighted average stated interest rate of fixed-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 5.03%. As of September 30, 2015, approximately $143.3 million of our indebtedness consisted of variable-rate obligations, consisting primarily of our 2015 Credit Facility and hedged variable-rate CMBS loans. As of September 30, 2015, the weighted average stated interest rate of our variable-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 2.61%. If one-month LIBOR as of September 30, 2015 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $75.0 million outstanding under our 2015 Credit Facility and the unhedged portion of our variable-rate obligations would impact our future earnings and cash flows by $0.8 million.
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
The following table discloses the fair value information for these financial instruments as of September 30, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$75,000	$79,067
Mortgages and notes payable, net (1)	3,242,922	3,435,150
Convertible Notes, net (1)	687,062	690,975
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2015 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K as well as the prospectus supplement filed with the SEC on on February 27, 2015 and April 10, 2015, respectively.
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

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Third Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 10.5 to the Company’s Form 8-K on August 28, 2015 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Registration Statement on Form S-4 on March 29, 2013 and incorporated herein by reference.

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

10.23
Transition and Separation Agreement among Spirit Realty Capital, Inc. and Michael A. Bender dated as of August 27, 2015 and filed as Exhibit 10.4 of the Company's form 8-K on August 28, 2015 and incorporated herein by reference.

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

10.28
Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated as of August 27, 2015 filed as Exhibit 10.1 of the Company's Form 8-K on August 28, 2015 and incorporated herein by reference.

10.29
Third Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of August 27, 2015 filed as Exhibit 10.2 of the Company's Form 8-K on August 28, 2015 and incorporated herein by reference.

10.30
Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark Manheimer, dated as of August 27, 2015 filed as Exhibit 10.3 of the Company's Form 8-K on August 28, 2015 and incorporated herein by reference.

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
Date: November 5, 2015