Form 10-K
period 2015-12-31
Spirit Realty Capital, Inc.
filed 2016-02-26
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant's shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $4.3 billion based on the last reported sale price of $9.67 per share on the New York Stock Exchange on June 30, 2015.
The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 19, 2016, was 441,819,444 shares.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$600.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
401(k) Plan	Defined contribution retirement savings plan qualified under Section 401(k) of the Code
ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
Additional Collateral Deposit	A cash reserve deposit or letter of credit in the amount of $8.0 million required pursuant to an amendment of a certain CMBS loan agreement
AFFO	Adjusted Funds From Operations
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CAM	Tenant Common Area Maintenance costs
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended on November 3, 2015
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDAR	Earnings Before Interest, Taxes, Depreciation, Amortization and Rent
EDF	Estimated Default Frequency
Excess Cash	Rent received in excess of debt service obligations
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Offer	Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued Master Trust 2014 notes in May 2014
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles in the United States
Incentive Award Plan	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards

Definitions:
IPO	Initial Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Exchange Costs	Legal, accounting and financial advisory services costs incurred in connection with the Exchange Offer
Master Trust Notes	The Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Merger	The transaction in which the Corporation's prior legal entity merged into the Cole II legal entity
Merger Exchange Ratio	Merger exchange ratio of 1.9048
MGCL	Maryland General Corporation Law
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
Normalized Rental Revenue	Total rental revenue normalized to exclude rental revenues contributed by properties sold during a given period
Normalized Revenue	Total revenue normalized to exclude revenues contributed by properties sold during a given period
NYSE	New York Stock Exchange
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
PATH Act	Protecting Americans from Tax Hikes Act of 2015
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$325.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015
Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TRS	Taxable REIT Subsidiaries
TSR	Total Shareholder Return
U.S.	United States
Walgreens	Walgreen Company

Unless otherwise indicated or unless the context requires otherwise, all references to the "registrant," the "Company," "Spirit Realty Capital," "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership.

PART I

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

Available Information
The Corporation's principal executive offices are located at 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. Our telephone number at that location is 480-606-0820. We maintain an Internet Web site at www.spiritrealty.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the Section 16 filings of our directors and officers as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our Investor Relations page of our Web site are available to be viewed free of charge. Also available on our Web site, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer).
Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. All reports we file with the SEC are available free of charge on the SEC's Web site at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Shares of our common stock are traded on the NYSE under the symbol “SRC.”
Item 1.    Business

The Company
The Corporation is a New York Stock Exchange listed company under the ticker symbol "SRC". We are a self-administered and self-managed REIT with in-house capabilities, including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate throughout the U.S., which is generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types.
As of December 31, 2015, our undepreciated gross investment in real estate and loans totaled approximately $8.30 billion, representing investments in 2,629 properties, including properties securing our mortgage loans. Of this amount,

98.7% consisted of our gross investment in real estate, representing ownership of 2,485 properties, and the remaining 1.3% consisted primarily of commercial mortgage loans receivable secured by 144 real properties.
As of December 31, 2015, our owned properties were approximately 98.6% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.7 years. Our leases are generally long-term, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of December 31, 2015, approximately 88% of our single-tenant leases (based on Normalized Rental Revenue) provided for increases in future annual base rent. See Item 2. "Properties - Our Real Estate Investment Portfolio" for further information on our properties and tenants.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners and together own the remaining 99.0% of the Operating Partnership.
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

As of December 31, 2015, we had 71 employees, as compared to 73 employees as of December 31, 2014. None of these employees are represented by a labor union.

History

We began operations through a predecessor legal entity in 2003. We became a public company in December 2004 and were subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, we completed our IPO of 33.35 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares).
On July 17, 2013, we completed the acquisition of Cole II through the Merger. Our board of directors (including two additional members designated by Cole II) and executive team managed the surviving entity, which was renamed Spirit Realty Capital, Inc. and began trading on the NYSE under the "SRC" symbol. Cole II was the "legal acquirer" in the Merger for certain legal and regulatory matters and the Corporation was deemed the "accounting acquirer" in the Merger for accounting and financial reporting purposes, including the financial information set forth herein.
Business and Growth Strategies
Our objective is to maximize stockholder value by seeking superior risk-adjusted returns with an emphasis on stable rental revenue, primarily by investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis. We generate our revenue primarily by leasing our properties to our tenants. We operate in one reporting segment. See Item 2. "Properties" for property information and Item 6. "Selected Financial Data" for additional financial and asset information.
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

Focus on Small and Middle Market Companies. We primarily focus on investing in properties that we net lease to small and middle market companies that we determine have attractive credit characteristics and stable operating histories, but that may not carry a credit rating from a rating agency. This strategy offers us the opportunity to achieve superior risk-adjusted returns when coupled with our intensive credit and real estate analysis, lease structuring and ongoing portfolio management. Small and middle market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases, leases with rental escalations and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments. In addition to small and middle market companies, we selectively acquire properties leased to large companies where we believe that we can achieve superior risk-adjusted returns.

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

◦
Use of the Master Lease Structure. Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to multiple lease payments relating to individually leased properties. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. As of December 31, 2015, we had 124 active master leases with portfolios of leased properties ranging from 2 to 189 and a weighted average non-cancelable remaining lease term (based on rental revenues) of 13.6 years. Master lease revenues contributed approximately 46% of our Normalized Rental Revenue. One master lease, consisting of 81 properties, contributed 7.7% of our Normalized Revenue, and our smallest master lease, consisting of 2 properties, contributed less than 1% of our Normalized Revenue for the three months ended December 31, 2015. As of December 31, 2015, the majority of our master leases include between two and eight properties.

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

◦
Portfolio Diversification. We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration. While we consider the foregoing when making investments, we have made, and may make investments in the future that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive.

Enhance Our Portfolio through Contractual Growth. Approximately 88% of our single-tenant properties (based on Normalized Rental Revenue) contain contractual provisions that increase the rental revenue over the term of the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year.

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

Deleverage Our Portfolio. A significant amount of our debt is partially amortizing, and its principal amount will be reduced prior to the balloon payments due at maturity. Contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $180.0 million prior to January 1, 2021. We may also selectively reduce our indebtedness using cash from operations in excess of our distributions or proceeds from equity offerings. We may also strategically replace or refinance certain indebtedness with proceeds from new borrowings that represent a lower cost of capital. We believe contractual rent growth, selective growth through acquisitions and the ongoing deleveraging of our portfolio will contribute to our cash available for distributions.

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

Financing Strategy

Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We finance our operations and investments using a variety of methods, including available unrestricted cash balances, property operating revenue, proceeds from property dispositions, borrowing under our available Revolving Credit Facilities and Term Loan, common stock issuances, and debt securities issuances, including mortgage indebtedness and senior unsecured debt. We determine the amount of equity and debt financing to be used when acquiring an asset by evaluating our cost of equity capital, terms available in the credit markets (such as interest rate, repayment provisions and maturity) and our assessment of the particular asset’s risk.

We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our Revolving Credit Facilities or to repay high interest rate mortgage debt.
In November 2013, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in November 2016. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) depositary shares representing shares or fractional shares of preferred stock, (4) warrants to purchase shares of common stock, preferred stock or depositary shares, (5) rights to purchase shares of common stock or other securities and (6) units consisting of two or more of the foregoing. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds from any such offerings, will be described in detail in a prospectus supplement or other offering materials at the time of such offerings.
Historically, a significant portion of our debt has consisted of long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets. We have also utilized our asset-backed securitization platform to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans under the Spirit Master Funding Program. In addition, we have issued senior unsecured debt securities and have obtained other senior unsecured debt at the Operating Partnership level. To the extent practicable, we expect to maintain a well-balanced debt profile with manageable and balanced maturities.
We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings under our available Revolving Credit Facilities and Term Loan and occasionally through issuances of common stock and entering into secured and unsecured debt agreements.
We anticipate that we will continue to use a number of different sources to finance our acquisitions and operations going forward; however, we cannot assure you that we will have access to the capital and credit markets at times and at terms that are acceptable to us.
Recent Developments

Financing Activities

2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into a new $600.0 million unsecured Credit Agreement with various lenders with an initial term that expires on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to certain requirements). The 2015 Credit Facility replaced the Operating Partnership’s previous $400.0 million secured revolving credit facility and bears interest at LIBOR plus an applicable margin based on our leverage. The applicable margin in effect at December 31, 2015 was 1.55%. The Credit Agreement includes an accordion feature to increase the size of the 2015 Credit Facility to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments.
On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment provided the release of the subsidiary guarantors that were parties thereto and conforms certain of the terms and covenants to those in the Term Loan Agreement. Additionally, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will initially require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s.

Issuance of Common Stock
In April 2015, we completed an underwritten public offering of 23.0 million shares of our common stock at $11.85 per share, including 3.0 million shares issued pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $272.6 million and net proceeds were approximately $268.7 million after underwriter discounts and offering costs paid by the Company.

Term Loan
On November 3, 2015, the Company entered into a Term Loan Agreement among the Operating Partnership as borrower, the Corporation as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. On December 3, 2015, a new lender committed an additional $45.0 million increasing the committed amount under the Term Loan to $370.0 million. An accordion feature allows the Term Loan to be increased to up to $600.0 million, subject to obtaining additional lender commitments. Borrowings may be repaid without premium or penalty and may be reborrowed within 30 days up to the then available loan commitment. Borrowings bear interest at either prime or LIBOR plus a margin at the Operating Partnership’s option. If the Operating Partnership receives at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s, then the Operating Partnership may elect to change the grid pricing from leverage based to credit rating based pricing. Pricing under the Term Loan at December 31, 2015 was LIBOR plus 1.45%. Proceeds from the borrowing were primarily used to pay off amounts then outstanding under the 2015 Credit Facility and partially defease a certain CMBS loan balance.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Description of Certain Debt” for further information on our debt and equity financings.

Real Estate Portfolio Activities

Tenant Concentration

Shopko is our most significant tenant, representing 9.1% of our Normalized Revenue for the three months ended December 31, 2015. Shopko leases 137 properties under three separate master leases and two properties under individual leases with four indirect wholly-owned subsidiaries of ours. We took a number of steps during 2015 and 2014 to reduce the tenant concentration of Shopko assets below 10%, which we accomplished during the third quarter of 2015. Our Shopko concentration will continue to decrease over time as we grow our existing portfolio base and continue to effect accretive dispositions.

During the three months ended December 31, 2015, no other tenant exceeded 4.0% of our Normalized Revenue, and no one single property contributed more than 1.5% of our Normalized Revenue. See Item 2. “Properties - Our Real Estate Investment Portfolio" for further information on our ten largest tenants and the composition of our tenant base.

Acquisition and Dispositions
During the year ended December 31, 2015, we purchased 232 properties, representing an aggregate gross investment of $889.2 million, which includes $9.2 million in revenue producing follow-on investments in existing properties. The properties acquired had a weighted average lease term of 16.4 years. During the same period, we sold 110 properties for $546.9 million in gross sales proceeds. See Note 4 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion of our investments.

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
Americans With Disabilities Act
Pursuant to the ADA, our properties are required to meet federal requirements related to access and use by persons with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws and regulations, may require modifications to properties we currently own and any properties we purchase, or may restrict renovations of those properties. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional financial obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repair costs pursuant to triple-net leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations.
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
Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties are or were used for commercial or industrial purposes that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations. As a result of the foregoing, we could be materially and adversely affected.
Environmental laws also govern the presence, maintenance and removal of ACM. Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.
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
In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage with an aggregate limit of $52.0 million. We also maintain full property coverage on all unleased properties and other property coverage as may be required by our lenders and which is not required to be carried by our tenants under our leases.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	risks related to the relocation of our corporate headquarters to Dallas, Texas;

•	our ability and willingness to maintain our qualification as a REIT; and

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

Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the U.S. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant reduction in, or elimination of, our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. The failure or default of a tenant under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming properties from the portfolio of properties leased from us, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us could materially and adversely affect us.

A substantial number of our properties are leased to one tenant, which may result in increased risk due to tenant and industry concentration.

Currently, we lease 139 properties to Shopko, primarily pursuant to three master leases. The Shopko leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko. Revenues generated from Shopko represented 9.1% of our Normalized Revenue for the three months ended December 31, 2015. Because a significant portion of our revenues are derived from rental revenues received from Shopko, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect us.

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

A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be creditworthy. Many of our tenants are required to provide financial information, which includes balance sheet, income statement and cash flow statement data, on a quarterly and/or annual basis, and approximately 63.8% of our lease investment portfolio require the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an EDF and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s, S&P, or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.

The decrease in demand for retail and restaurant space may materially and adversely affect us.
As of December 31, 2015, leases representing approximately 69.8% and 16.9% of our Normalized Rental Revenue were with tenants in the retail and restaurant industries, respectively. In the future, we may acquire additional retail and restaurant properties. Accordingly, decreases in the demand for retail and/or restaurant spaces adversely impact us. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for retail and restaurant space, which could materially and adversely affect us.
High concentration of our properties in a geographic area could magnify the effects of adverse economic or regulatory developments in such area on our results of operations and financial condition.

As of December 31, 2015, 11.6% of our portfolio (as a percentage of Normalized Rental Revenue) was located in Texas, representing the highest concentration of our assets. Geographic concentration exposes us to greater economic or regulatory risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease space in our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases expire, optimizing our tenant mix or leasing properties on more economically favorable terms. As of December 31, 2015, leases representing approximately 3.8% of our rental revenue will expire during 2016. As of December 31, 2015, 36 of our properties, representing approximately 1.4% of our total number of owned properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties, which could materially and adversely affect us.

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

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, such as in the event of cyber-attacks, could result in the theft of intellectual property, personal information or personal property, damage to our reputation and third-party claims, as well as reduced efficiency in our operations and in the accuracy in our internal and external financial reporting. The remediation of such problems could result in significant unplanned expenditures.

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

Historically, we have raised a significant amount of debt capital through our Spirit Master Funding Program and the CMBS market. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. As of December 31, 2015, we had issued notes under our Spirit Master Funding Program in eight different classes over five separate issuances with an aggregate outstanding principal balance of $1.69 billion. The Master Trust Notes had a weighted average maturity of 7.2 years as of December 31, 2015. In addition, we had CMBS loans with an aggregate outstanding principal balance of $1.42 billion and an average maturity of 2.7 years as of December 31, 2015. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our Spirit Master Funding Program, subject to certain conditions, we may substitute real estate collateral within our two securitization trusts from time to time. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our Spirit Master Funding Program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.
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

We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period. If we change our intended holding period due to our intention to sell or otherwise dispose of an asset, we must reevaluate whether that asset is impaired under GAAP. Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our assets in the period that it is recognized.

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
We are currently in the midst of a search for a new general counsel. We cannot assure you that we will be able to hire an appropriately qualified individual. We expect our employment relationship with our current general counsel to terminate on March 4, 2016. We are currently seeking to negotiate a severance agreement with our current general counsel. We cannot assure you that we will be able to reach a separation on mutually agreeable terms.

The relocation of our corporate headquarters could adversely affect our operations, operating results and financial condition.
On November 16, 2015, we issued a press release announcing that our corporate headquarters will move from Scottsdale, Arizona to Dallas, Texas in the summer of 2016 with the move expected to be finalized by the end of 2016. We do not expect that the relocation of our headquarters will change our corporate or leadership structure. However, the process of moving our headquarters is inherently complex and not part of our day to day operations. The relocation process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse affect on our operations, operating results and financial condition. We have implemented a transition plan to provide for the move of our corporate operations, including relocation benefits for employees who may be transferring, and severance and retention benefits for employees who will not be continuing with the Company after the move. We may encounter difficulties retaining employees who elected to transfer to Dallas. Similarly, we may experience difficulties attracting new talent in Dallas to replace our employees in Scottsdale who are unwilling to relocate.

The Company currently anticipates to incur total costs of approximately $20.0 million related to this relocation. This amount includes an estimated $4.8 million in capitalized costs related to tenant improvements and fixtures for the new corporate headquarters. In February 2016, the Company signed a lease for the new corporate headquarters in Dallas. We can give no assurance that the relocation will be completed as planned or within the expected timeframe. In addition, the relocation may involve significant additional costs to us and the expected benefits of the move may not be fully realized due to associated disruption to our operations and personnel.

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
If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the IRS, could affect the calculation of the corporation’s earnings and profits. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
Changes in accounting standards may materially and adversely affect us.
From time to time the FASB, and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.
The SEC is currently considering whether issuers in the U.S. should be required to prepare financial statements in accordance with IFRS instead of GAAP. IFRS is a comprehensive set of accounting standards promulgated by the IASB which are rapidly gaining worldwide acceptance. The SEC currently has not finalized the timeframe it expects that U.S. issuers would first report under the new standards. If IFRS is adopted, the potential issues associated with lease accounting, along with other potential changes associated with the adoption or convergence with IFRS, may materially and adversely affect us.
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
Risks Related to Our Indebtedness
We have approximately $4.19 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of December 31, 2015, the total principal balance outstanding on our indebtedness was approximately $4.19 billion, of which $325.0 million outstanding against the Term Loan and $61.8 million of CMBS debt incurs interest at a variable rate. The variable-rate CMBS debt is effectively fixed at approximately 5.14% through 8 amortizing swaps. In addition, we have an unsecured $600.0 million revolving Credit Facility, under which no amounts were drawn as of December 31, 2015. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2016 and 2017 is $478.2 million and $890.3 million, respectively. Debt service for 2016 also includes $81.5 million for the acceleration of principal payable following an event of default under 4 separate CMBS loans with stated maturities in 2015 and 2017.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have balloon maturities of $264.8 million and $706.5 million in 2016 and 2017, respectively. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral.
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
If an event of default occurs under certain of our CMBS loans, if the master tenants at the properties that secure the CMBS loans, fail to maintain certain EBITDAR ratios or if an uncured monetary default exists under the master leases, then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us until the terms are cured or the debt refinanced. If the financial performance of the collateral for our indebtedness under our Spirit Master Funding Program fails to achieve certain financial performance criteria, cash from such collateral may be unavailable to us until the terms are cured or the debt refinanced. Such cash sweep triggering events have occurred previously and may be ongoing from time to time. The occurrence of these events limit the amount of cash available to us for use in our business and could limit or eliminate our ability to make distributions to our common stockholders.
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
Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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
The employment agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.
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
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any future partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, one of our wholly-owned subsidiaries, OP Holdings, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its future limited partners under Delaware law and the partnership agreement of the Operating Partnership in connection with the management of the Operating Partnership. The fiduciary duties and obligations of OP Holdings, as general partner of the Operating Partnership, and its future partners may come into conflict with the duties of the directors and officers of our company.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our TRS will be subject to income tax as regular corporations in the jurisdictions in which they operate.
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
Our TRS may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.
A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of taxable REIT subsidiaries), other than those securities includable in the 75% asset test, and, for taxable years beginning after December 31, 2017, not more than 20% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that we own will be less than 25% (or 20%, as applicable) of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRS that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.
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
Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our Real Estate Investment Portfolio

As of December 31, 2015, our investment in real estate and loans totaled approximately $8.30 billion, representing investments in 2,629 properties. Of this amount, 98.7% consisted of our investment in real estate, representing ownership of 2,485 properties, and the remaining 1.3% consisted primarily of commercial mortgage loans receivable secured by 144 real properties. Over 86.0% of our leases (based on Normalized Rental Revenue) as of December 31, 2015 are triple-net, under which the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Property Portfolio Information
Our diverse real estate portfolio at December 31, 2015 consisted of 2,485 owned properties:

•	leased to 438 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only 5 states each contributing 5% or more of our rental revenue;

•	operating in 28 different industries;

•	with an occupancy rate of 98.6%; and

•	with a weighted average remaining lease term of 10.7 years.
Property Portfolio Diversification
The following tables present the diversity of our properties owned at December 31, 2015. The portfolio metrics are calculated based on the percentage of Normalized Revenue or Normalized Rental Revenue. Total revenues and total rental revenues used in the calculations are normalized to exclude revenues contributed by properties sold during the given period.
Diversification By Tenant
Tenant concentration represents the tenant's quarterly contribution to Normalized Revenue during the period. The following table lists the top ten tenants of our owned real estate properties as of December 31, 2015:

Tenant (2)	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Revenue (1)
Shopko	139	9,058	9.1%
Walgreens	63	925	3.3
84 Properties, LLC	108	3,388	2.9
Cajun Global, LLC (Church's Chicken)	199	280	2.2
Alimentation Couche-Tard, Inc. (Circle K)	84	253	1.9
Academy, LTD (Academy Sports + Outdoors)	6	2,758	1.8
CVS Caremark Corporation	37	416	1.5
Carmike Cinemas, Inc.	13	615	1.3
CarMax, Inc.	8	356	1.3
Regal Entertainment Group	13	541	1.2
Other	1,779	33,795	73.5
Vacant	36	2,170	—
Total	2,485	54,555	100.0%
(1) Total revenues for the quarter ended December 31, 2015, excluding revenue contributed from properties sold during the period.
(2) Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of December 31, 2015:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
General Merchandise	179	10,643	11.4%
Restaurants - Casual Dining	367	2,339	9.7
Restaurants - Quick Service	552	1,231	7.2
Convenience Stores	250	863	6.5
Movie Theatres	49	2,430	6.4
Grocery	69	3,267	6.0
Drug Stores / Pharmacies	125	1,637	6.0
Building Materials	171	5,634	5.5
Medical / Other Office	111	1,228	4.0
Sporting Goods	25	3,894	3.7
Health and Fitness	35	1,425	3.5
Automotive Parts and Service	151	1,043	3.0
Home Furnishings	32	1,914	2.7
Education	48	879	2.7
Apparel	13	2,184	2.5
Entertainment	19	948	2.4
Automotive Dealers	25	715	2.2
Home Improvement	12	1,487	2.0
Consumer Electronics	13	981	1.5
Specialty Retail	22	735	1.5
Distribution	12	935	1.5
Manufacturing	18	2,467	1.3
Dollar Stores	84	890	1.3
Car Washes	27	154	1.2
Pet Supplies and Service	4	1,016	1.0%
Wholesale Clubs	4	393	*
Office Supplies	19	441	*
Financial Services	4	243	*
Miscellaneous	9	369	*
Vacant	36	2,170	—
Total	2,485	54,555	100.0%
* Less than 1%
(1) Total rental revenues during the month ended December 31, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of December 31, 2015:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Retail	2,291	42,572	86.7%
Industrial	71	9,711	7.4
Office	123	2,272	5.9
Total	2,485	54,555	100.0%
(1) Total rental revenues during the month ended December 31, 2015, excluding rental revenues contributed from properties sold during the period.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of December 31, 2015:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Texas	286	6,217	11.6%
Illinois	120	3,558	6.3
California	62	1,667	5.9
Georgia	174	3,146	5.8
Ohio	139	2,625	5.0
Florida	136	1,426	4.7
Wisconsin	56	3,894	4.2
Tennessee	122	1,704	3.2
Minnesota	49	1,717	2.8
Missouri	82	1,372	2.8
North Carolina	70	1,390	2.7
Indiana	78	1,346	2.6
Michigan	89	1,691	2.6
Virginia	72	1,569	2.5
South Carolina	46	991	2.5
Alabama	102	886	2.4
Arizona	55	922	2.2
Pennsylvania	67	1,506	2.0
Colorado	35	910	1.9
New York	51	957	1.8
Kansas	40	969	1.7
New Mexico	40	563	1.6
Kentucky	63	900	1.4
Nevada	6	1,039	1.4
Washington	24	759	1.3
Oregon	17	528	1.3
Oklahoma	57	523	1.3
Massachusetts	6	1,222	1.2
Iowa	37	636	1.1

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Nebraska	18	811	1.0
Arkansas	40	696	1.0
Mississippi	41	391	1.0
Utah	10	901	*
Louisiana	28	296	*
Idaho	13	617	*
New Hampshire	16	640	*
Maryland	24	371	*
Montana	8	531	*
New Jersey	15	568	*
West Virginia	28	535	*
South Dakota	9	395	*
North Dakota	6	288	*
Connecticut	3	306	*
Maine	26	79	*
Wyoming	9	186	*
Rhode Island	3	95	*
Delaware	3	86	*
Vermont	2	42	*
Virgin Islands	1	38	*
Alaska	1	50	*
Total	2,485	54,555	100.0%
* Less than 1%
(1) Total rental revenues during the month ended December 31, 2015, excluding rental revenues contributed from properties sold during the period.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of December 31, 2015. As of December 31, 2015, the weighted average remaining non-cancelable initial term of our leases (based on total rental revenue) was 10.7 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Normalized Rental Revenue Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Expiring Annual Rental Revenue
2016	49	$24,444	2,447	3.8%
2017	63	21,276	2,012	3.3
2018	74	23,388	2,041	3.7
2019	109	22,572	1,957	3.5
2020	93	27,780	2,250	4.3
2021	162	36,480	4,050	5.7
2022	100	24,828	1,916	3.9
2023	93	35,004	3,380	5.5
2024	69	21,648	1,373	3.4
2025	81	36,156	2,115	5.6
2026 and thereafter	1,556	366,456	28,844	57.3
Vacant	36	—	2,170	—
Total owned properties	2,485	$640,032	54,555	100.0%
(1) Total rental revenues for the month ended December 31, 2015 for properties owned at December 31, 2015 multiplied by twelve.

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

None.
PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record and Dividend Policy

Our common stock is traded on the NYSE under the symbol “SRC.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and dividends declared per share of common stock, for the periods indicated.

	Price Per Share of Common Stock		Dividends
	High	Low	Declared
2015
First quarter	$12.99	$11.66	$0.17000
Second quarter	12.40	9.67	0.17000
Third quarter	10.55	9.04	0.17000
Fourth quarter	10.40	9.33	0.17500
Total			$0.68500

2014
First quarter	$11.43	$9.83	$0.16625
Second quarter	11.49	10.62	0.16625
Third quarter	12.02	10.92	0.16625
Fourth quarter	12.02	11.06	0.17000
Total			$0.66875

The closing sale price per share of our common stock on February 19, 2016, as reported by the NYSE, was $11.09. As of February 19, 2016, there were approximately 3,200 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase equity securities during the fourth quarter of 2015.

Equity Compensation Plan Information

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on September 20, 2012 and ending on December 31, 2015, with stock prices retroactively adjusted for the Merger Exchange Ratio. The graph assumes a $100 investment in each of the indices on September 20, 2012 and the reinvestment of all dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ended
Index:	9/20/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Spirit Realty Capital, Inc.	$100	$121	$136	$175	$158
S&P 500	$100	$98	$130	$148	$150
NAREIT US Equity REIT Index	$100	$105	$105	$135	$139

Item 6.    Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012	2011
	(Dollars in thousands, except share and per share data)
Operating Data:
Revenues:
Rentals	$634,151	$574,456	$404,402	$266,567	$255,672
Interest income on loans receivable	6,948	7,239	5,928	5,696	6,772
Earned income from direct financing leases	3,024	3,343	1,572	—	—
Tenant reimbursement income	15,952	13,085	5,637	—	—
Other income and interest from real estate transactions	7,260	4,748	1,928	852	786
Total revenues	667,335	602,871	419,467	273,115	263,230
Expenses:
General and administrative	47,730	44,252	35,146	36,252	27,854
Restructuring charges	7,056	—	—	—	—
Finance restructuring costs	—	13,022	717	—	—
Merger costs	—	—	56,644	—	—
Property costs	27,715	23,383	11,760	5,176	4,693
Real estate acquisition costs	2,739	3,631	1,718	1,054	553
Interest	222,901	220,070	179,267	156,220	169,343
Depreciation and amortization	260,633	247,966	164,054	104,984	103,179
Impairments (recoveries)	69,734	36,019	(185)	8,918	5,646
Total expenses	638,508	588,343	449,121	312,604	311,268
Income (loss) from continuing operations before other expense and income tax expense	28,827	14,528	(29,654)	(39,489)	(48,038)
Other expense:
Loss on debt extinguishment	(3,162)	(64,750)	(2,405)	(32,522)	—
Total other expense	(3,162)	(64,750)	(2,405)	(32,522)	—
Income (loss) from continuing operations before income tax (expense) benefit	25,665	(50,222)	(32,059)	(72,011)	(48,038)
Income tax (expense) benefit	(601)	(673)	(1,113)	(504)	60
Income (loss) from continuing operations	25,064	(50,895)	(33,172)	(72,515)	(47,978)
Discontinued operations: (2)
Income (loss) from discontinued operations	98	3,368	(2,077)	(369)	(13,149)
Gain (loss) on disposition of assets	590	488	36,926	(3,349)	(2,736)
Income (loss) from discontinued operations	688	3,856	34,849	(3,718)	(15,885)
Income (loss) before gain on disposition of assets	25,752	(47,039)	1,677	(76,233)	(63,863)
Gain on disposition of assets	88,978	13,240	—	—	—
Net income (loss)	114,730	(33,799)	1,677	(76,233)	(63,863)
Less: preferred dividends	—	—	—	(63)	(16)
Net income (loss) attributable to common stockholders	$114,730	$(33,799)	$1,677	$(76,296)	$(63,879)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.26	$(0.10)	$(0.14)	$(0.92)	$(0.97)
Discontinued operations	—	0.01	0.14	(0.05)	(0.33)
Net income (loss) per share attributable to common stockholders—basic	$0.26	$(0.09)	$0.00	$(0.97)	$(1.30)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.26	$(0.10)	$(0.14)	$(0.92)	$(0.97)
Discontinued operations	—	0.01	0.14	(0.05)	(0.33)
Net income (loss) per share attributable to common stockholders—diluted	$0.26	$(0.09)	$0.00	$(0.97)	$(1.30)
Weighted average shares of common stock outstanding:

Basic common shares (3)	432,222,953	386,809,746	255,020,565	78,625,102	49,265,701
Diluted common shares (3)	432,545,625	386,809,746	255,020,565	78,625,102	49,265,701
Dividends declared per common share issued (4)	$0.68500	$0.66875	$0.65843	$0.17480	$—

(1) As a result of the Merger completed on July 17, 2013, Operating Data includes the results of operations from the acquired properties for a full year in 2015 and 2014 and for less than half a year in 2013.

(2) Includes gains, losses and results of operations from all property dispositions and from properties classified as held for sale at the end of the period for all periods prior to 2014. During 2015 and 2014, only those properties classified as held for sale as of December 31, 2013 are reported as discontinued operations and will continue to be reported as such until they are disposed.

(3) Historical weighted average number of shares of common stock outstanding (basic and diluted) have been adjusted for the Merger Exchange Ratio. No potentially dilutive securities were included as their effect would be anti-dilutive on results from continuing operations.

(4) Dividends declared per common share issued for the years ended December 31, 2013 and 2012 have been adjusted for the Merger.

	Years Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012	2011
	(Dollars in thousands)
Balance Sheet Data (end of period):
Gross investments, including related lease intangibles	$8,303,574	$8,044,363	$7,235,732	$3,654,925	$3,582,870
Net investments	7,426,605	7,317,560	6,743,439	3,119,608	3,147,109
Cash and cash equivalents	21,790	176,181	66,588	73,568	49,536
Total assets (3)	7,918,996	7,970,669	7,211,068	3,245,938	3,225,628
Total debt, net (3)	4,092,787	4,323,302	3,758,241	1,893,139	2,621,213
Total liabilities (3)	4,429,165	4,652,568	4,093,034	1,992,495	2,699,268
Total stockholders' equity (2)	3,489,831	3,318,101	3,118,034	1,253,443	526,360

Other Data:
FFO (4)	$354,686	$236,490	$139,487	$52,830	$69,766
AFFO (4)	$378,050	$320,785	$208,853	$119,248	$99,574
Number of properties in investment portfolio	2,629	2,509	2,186	1,207	1,153
Owned properties occupancy at period end (based on number of properties)	99%	98%	99%	99%	98%
(1) As a result of the Merger completed on July 17, 2013, Balance Sheet Data and Other Data include the impact of the acquired properties for the years ended December 31, 2015, 2014 and 2013.
(2) Stockholders’ equity for the year ended December 31, 2012 includes the issuance of 33.35 million shares of our common stock in connection with the IPO.
(3) During 2015, we elected to early adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in which capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheets, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate, and this presentation is retrospectively applied to prior periods. Capitalized deferred financing costs incurred in connection with the 2013 Credit Facility and 2015 Credit Facility continue to be presented in deferred costs and other assets, net on the consolidated balance sheets as amounts can be drawn and repaid periodically, which is in accordance with ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
(4) We calculate FFO in accordance with the standards established by the NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including merger, finance and other restructuring costs, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs' AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income determined in accordance with GAAP as a performance measure. The following table sets forth a reconciliation of our FFO and AFFO to net income (loss) (computed in accordance with GAAP) for the periods presented.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net income (loss) attributable to common stockholders (1)	$114,730	$(33,799)	$1,677	$(76,296)	$(63,879)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	260,257	247,587	163,874	104,929	103,086
Discontinued operations	—	—	3,545	7,116	8,691
Portfolio impairments
Continuing operations	69,236	36,013	183	9,098	2,546
Discontinued operations	34	417	7,134	4,634	16,586
Realized (gain) loss on sales of real estate (2)	(89,571)	(13,728)	(36,926)	3,349	2,736
Total adjustments	239,956	270,289	137,810	129,126	133,645

FFO	$354,686	$236,490	$139,487	$52,830	$69,766
Add/(less):
Loss (gain) on debt extinguishment
Continuing operations	3,162	64,750	2,405	32,522	—
Discontinued operations	—	—	(1,028)	—	—
Restructuring charges	7,056	—	—	—	—
Loss on derivative instruments related to term note extinguishment	—	—	—	8,688	1,025
Expenses incurred to secure lenders’ consents to the IPO	—	—	—	4,743	374
Expenses incurred to amend term note	—	—	—	—	7,226
Litigation	—	—	—	—	151
Cole II Merger related costs (3)	—	—	66,700	—	—
Master Trust Exchange Costs	—	13,022	717	—	—
Real estate acquisition costs	2,739	3,631	1,718	1,054	553
Non-cash interest expense	10,367	5,175	8,840	16,495	22,704
Non-cash revenues	(20,930)	(16,732)	(18,755)	(3,015)	(2,225)
Accrued interest and fees on defaulted loans	7,649	3,103	—	—	—
Non-cash compensation expense	13,321	11,346	8,769	5,931	—
Total adjustments to FFO	23,364	84,295	69,366	66,418	29,808

AFFO	$378,050	$320,785	$208,853	$119,248	$99,574

FFO per share of common stock
Diluted (4) (5)	$0.82	$0.61	$0.54	$0.57	$1.42
AFFO per share of common stock
Diluted (4) (6)	$0.87	$0.82	$0.81	$1.14	$2.02
Weighted average shares of common stock outstanding:
Basic	432,222,953	386,809,746	255,020,565	78,625,102	49,265,701
Diluted	432,545,625	387,585,580	255,210,757	112,509,283	49,265,701
(1) Amount is net of distributions paid to preferred stockholders for the years ended December 31, 2012 and 2011.
(2) Includes amounts related to discontinued operations.
(3) Includes $10.1 million of interest expense charges related to the Merger.
(4) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(5) FFO per share for the years ended December 31, 2015, 2014 and 2013 deducts dividends paid to participating stockholders of $696, $1,099 and $1,291, respectively, in its computation. FFO per share for the year ended December 31, 2012 adds back cash and non-cash interest savings under the "if converted method" of $11,578 for assumed conversion of the term note in the computation of diluted FFO per share.
(6) AFFO per share for the years ended December 31, 2015, 2014 and 2013 deducts dividends paid to participating stockholders of $696, $1,099 and $1,291, respectively, in its computation. AFFO per share for the year ended December 31, 2012 adds back cash interest savings under the "if converted method" of $9,020 for assumed conversion of the term note in the computation of diluted AFFO per share.

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA

	December 31,
	2015	2014 (6)
	(in thousands)
Revolving Credit Facilities	$—	$15,114
Term Loan, net	322,902	—
Mortgages and notes payable, net	3,079,787	3,629,998
Convertible Notes, net	690,098	678,190
	4,092,787	4,323,302
Add/(less):
Preferred stock	—	—
Unamortized debt (premium) discount, net	52,203	51,586
Unamortized deferred financing costs	41,577	46,332
Cash and cash equivalents	(21,790)	(176,181)
Cash reserves on deposit with lenders as additional security classified as other assets	(24,660)	(46,481)
Total adjustments	47,330	(124,744)
Adjusted Debt (1)	$4,140,117	$4,198,558

	Three Months Ended December 31,
	2015	2014
	(Dollars in thousands)
Net income attributable to common stockholders	$11,348	$34,113
Add/(less): (2)
Interest	54,147	56,144
Depreciation and amortization	65,173	63,380
Income tax (benefit) expense	(106)	87
Total adjustments	119,214	119,611
EBITDA	$130,562	$153,724
Add/(less): (2)
Restructuring charges	6,956	—
Real estate acquisition costs	617	1,259
Impairments (recoveries)	13,506	(5,631)
Realized gain on sales of real estate	(6,993)	(11,557)
Loss on debt extinguishment	5,651	254
Total adjustments to EBITDA	19,737	(15,675)
Adjusted EBITDA (3)	$150,299	$138,049
Annualized Adjusted EBITDA (4)	$601,196	$552,196

Adjusted Debt / Annualized Adjusted EBITDA (5)	6.9	7.6
(1) Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs, as further reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security. By excluding unamortized debt discount/premium and deferred financing costs, cash and cash equivalents, and cash reserves on deposit with lenders as additional security, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.
(2) Adjustments include all amounts charged to continuing and discontinued operations.
(3) Adjusted EBITDA represents EBITDA modified to include other adjustments to GAAP net income (loss) attributable to common stockholders for restructuring charges, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that we do not consider to be indicative of our on-going operating performance. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance. A reconciliation of net income (loss) attributable to common stockholders (computed in accordance with GAAP) to EBITDA and Adjusted EBITDA is included in the financial information in the above table.
(4) Adjusted EBITDA of the current quarter multiplied by four.
(5) Adjusted Debt to Annualized Adjusted EBITDA is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and therefore, may not be comparable to such other REITs.
(6) Certain reclassifications were made to the prior period to conform to the current period presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants.
We generate our revenue primarily by leasing our properties to our tenants. As of December 31, 2015, our undepreciated investment in real estate and loans totaled approximately $8.30 billion, representing investments in 2,629 properties, including properties securing our mortgage loans. Of this amount, 98.7% consisted of our investment in real estate, representing ownership of 2,485 properties, and the remaining 1.3% consisted of commercial mortgage and other loans receivable primarily secured by the remaining 144 real properties or other related assets.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
As of December 31, 2015, our owned properties were approximately 98.6% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.7 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of December 31, 2015, approximately 88% of our single-tenant properties (based on Normalized Rental Revenue) provided for increases in future annual base contractual rent.

2015 Highlights

For the year ended December 31, 2015:

•	Generated revenues of $667.3 million, a 10.7% increase over revenues reported during the year ended December 31, 2014.

•	Generated AFFO of $0.87 per diluted share, FFO of $0.82 per diluted share, and net income of $0.26 per share.

•
Closed 97 real estate transactions totaling $889.2 million, which added 232 properties to our portfolio, earning an initial weighted average cash yield of 7.68% under leases with an average term of 16.4 years.

•
Sold 110 properties generating gross proceeds of $546.9 million, with a weighted average capitalization rate of 7.22%, including 34 Shopko properties for approximately $300.7 million, resulting in an overall gain on sale of $89.6 million, including $0.6 million reflected in discontinued operations.

•	Reduced Shopko concentration to 9.1% of Normalized Revenue from 14.0% at December 31, 2014.

•	Strengthened our balance sheet and acquisition capacity:

◦	Issued 23.0 million shares of common stock in a follow-on offering at $11.85 per share, including the underwriter’s option to purchase additional shares, raising net proceeds of $268.7 million.

◦	Sold 6.6 million shares of common stock under our ATM program, at a weighted average share price of $12.07, generating aggregate net proceeds of $78.5 million.

◦	Entered into a new $600.0 million unsecured Credit Agreement and terminated our $400.0 million secured revolving credit facility.

◦	Entered into a new $325.0 million Term Loan Agreement and increased the Term Loan to $370.0 million during the fourth quarter of 2015.

◦	Extinguished $536.6 million of high coupon debt that had a 5.73% weighted average rate.
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
In the year ended December 31, 2015, we acquired 232 properties for a gross investment of $889.2 million in 97 real estate transactions, including follow-on investments, with a weighted average initial cash yield of 7.68% and a weighted average remaining lease term of 16.4 years. Of the 232 properties acquired during 2015, 78.1% of the gross investments were direct sale leasebacks, and 96.0% of the gross investments were retail. During the year ended December 31, 2014, we acquired 361 properties for a gross investment of $971.7 million in 82 real estate transactions, including follow-on investments, with a weighted average initial cash yield of 7.55% and a weighted average remaining lease term of 15.7 years.

Operationally Essential Real Estate with Long-Term Leases

We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of December 31, 2015, our leases had a weighted average remaining lease term of approximately 10.7 years (based on rental revenue) compared to approximately 10.8 years as of December 31, 2014. Approximately 18.6% of our leases (based on rental revenue) as of December 31, 2015 will expire prior to January 1, 2021.

Portfolio Diversification

Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.

As of December 31, 2015, Shopko represents our most significant tenant. Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued our objective to reduce the tenant concentration of Shopko. During the year ended December 31, 2015, we sold 34 Shopko properties having an investment value of $287.1 million. These sales, coupled with our increased rental revenue from real estate investments of $889.2 million during the past 12 months, have reduced our current Shopko tenant concentration to 9.1% for the three months ended December 31, 2015 compared to 14.0% for the corresponding period in 2014.

84 Properties, LLC, with a 2.9% tenant concentration as of December 31, 2015, represents our third most significant tenant. As of December 31, 2015, there were 108 properties under a master lease subject to senior mortgage debt with $68.5 million of principal outstanding, which reflects a partial principal repayment of $68.7 million in the fourth quarter 2015. The master lease agreement includes a purchase option, which upon 180 days prior written notice, 84 Properties, LLC can elect to purchase all of the properties from us prior to the end of the 10th, 15th and 20th years of the lease. The purchase option does not allow for a purchase of less than all of the properties. The option purchase price is equal to 100% of our gross purchase price of approximately $200.6 million in May 2007, plus any subsequent improvements and other capitalized costs incurred in connection with the properties (as defined in the master lease agreement). 84 Properties, LLC will be eligible to execute its first purchase option in May 2017 and, if it elects to exercise it, 84 Properties, LLC will need to provide written notice in December 2016 of their intent to purchase the properties.

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

Our Leases
Rent Escalators
Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on Normalized Rental Revenue) containing rent escalators decreased slightly to approximately 88% as of December 31, 2015 compared to approximately 89% as of December 31, 2014.

Master Lease Structure

Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. We had 124 active master leases with properties ranging from 2 to 189 and a weighted average non-cancelable remaining lease term (based on Normalized Rental Revenue) of 13.6 years as of December 31, 2015 compared to 105 active master leases with properties ranging from 2 to 191 and a weighted average non-cancelable remaining lease term (based on Normalized Rental Revenue) of 13.6 years as of December 31, 2014.

Master lease revenue contributed approximately 46% of our Normalized Rental Revenue during the year ended December 31, 2015 compared to approximately 45% for the same period in 2014. One master lease, consisting of 81 and 112 properties, contributed 7.7% and 12.3% of our Normalized Revenue during the three months ended December 31, 2015 and 2014, respectively. Our smallest master lease, consisting of 2 properties, contributed less than 1% to our Normalized Revenue in each of the years ended December 31, 2015 and 2014, respectively. As of

December 31, 2015, the majority of our master leases include between two and eight properties.

Triple-Net Leases

Our leases are predominantly triple-net, which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. As a result of our Merger, we acquired a limited number of single and double-net leases where we initially incur property expenses for which we are ultimately reimbursed by the tenant, subject to certain caps and limitations as provided in the leases. We occasionally enter into leases, or acquire properties with existing leases, pursuant to which we retain responsibility for the costs of structural repair, maintenance and certain other property costs. Although such leases have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively impact our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for expenses that our tenants are currently required to pay. As of December 31, 2015, approximately 86.0% of our properties (based on Normalized Rental Revenue) are subject to triple-net leases compared to approximately 85.5% as of December 31, 2014.

Impact of Inflation

Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Since tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not adversely affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expenses, which could increase our exposure to inflation. Additionally, our leases generally provide for rent escalators designed to mitigate the effects of inflation over a lease’s term. However, since some of our leases do not contain rent escalators and many that do limit the amount by which rent may increase, any increase in our rental revenue may not keep up with the rate of inflation.

Asset Management

The stability of the rental revenue generated by our properties depends principally on our and our tenants’ ability to 1) pay rent and our ability to collect rent due, 2) renew expiring leases or re-lease space upon expiration or other termination, 3) lease or dispose of currently vacant properties, and 4) maintain or increase rental rates. Each of these could be negatively impacted by adverse economic conditions, particularly those that affect the markets in which our properties are located, downturns in our tenants’ industries, increased competition for our tenants at our property locations, or the bankruptcy of one or more of our tenants. We seek to manage these risks by using our developed underwriting and risk management processes to structure and manage our portfolio.

On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, (collectively, the "Debtors") filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of ours under a master lease with initial monthly rents of $1.4 million and an initial lease expiration date of February 28, 2035. Haggen Holdings, LLC is the guarantor of the tenant’s obligations under that master lease. Our subsidiary and the debtors entered into a settlement agreement whereby our subsidiary consented to the partial assumption and partial rejection of the master lease permitting (a) the assumption of nine stores subject to the lease and their assignment to three unaffiliated grocery operators with winning bids in an auction of the respective leaseholds, (b) the rejection of the leasehold with respect to six of the stores and their return to our possession, and (c) the assumption and continued operation by the tenant of five of the stores. Under the settlement agreement, our subsidiary received an unsecured stipulated damages claim for $21.0 million against each of Haggen Operations Holdings, LLC and Haggen Holding, LLC, as well as certain agreed upon fees, expenses and cure payments in the bankruptcy. The court approved the settlement agreement in an order entered November 25, 2015. The bankruptcy proceeding remains ongoing, and there is no guaranty that the claims will be paid or otherwise satisfied in full.

Active Management and Monitoring of Risks Related to Our Investments

We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis, and approximately 63.8% of our leases as of December 31, 2015 require the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an estimated default frequency and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. We also review current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate tenant credit quality risks and preserve the long-term return on our invested capital. We continuously monitor our underperforming and non-performing properties for potential re-lease or disposition which may trigger impairment charges when the expected future cash flows from these properties are less than their net book value. Since our inception, our occupancy has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010. The percentage of our properties (based on number of properties) that were occupied increased slightly to approximately 98.6% as of December 31, 2015 from approximately 98.4% as of December 31, 2014.

We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. During the three months ended December 31, 2015 and 2014, we reduced our tenant concentrations, with no tenant exceeding 4.0% of our Normalized Revenue, and no one single property contributing more than 1.5% of our Normalized Revenue during the three months ended December 31, 2015 compared to 1.6% during the three months ended December 31, 2014, in each case excluding Shopko. We lease 139 properties to Shopko, 137 of which are under three master leases that had a weighted average non-cancelable remaining lease term of approximately 13.7 years and 14.7 years as of December 31, 2015 and 2014, respectively. Because a significant portion of our revenue is derived from rental revenue received from Shopko, defaults, breaches or delays in rent payments by Shopko may materially and adversely affect us.

In June 2014, we released 112 Shopko properties (relating to a single master lease) from the security liens under a master loan agreement through the defeasance of an aggregate loan principal balance of approximately $488.7 million. In December 2014, we amended one of the master leases concerning these 112 properties to permit us to sell properties or sub-portfolios leased thereunder and extended the weighted average lease term by approximately five years to 15.9 years. The total annual rent of $74.7 million under the master lease remained unchanged by the amendment; however, future sales of Shopko properties would reduce the individual rents thereunder. In connection with the amendment to the master lease, we made a one-time payment of $18.8 million to Shopko which is amortized as a reduction to rental revenue over the remaining lease term. Any below market rent intangibles related to the properties for which the lease term was extended were written off as of December 31, 2014, resulting in a $9.8 million reduction to total impairment charges in our consolidated results of operations. We also agreed to pay to Shopko $50,000 for each property to which we assign our rights under the amended master lease, with such payment due at the time of the respective assignment. During the year ended December 31, 2015, we sold 34 Shopko properties for gross sales proceeds of $300.7 million and relet four additional properties to a new tenant.

Capital Recycling

We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, and tenant operation type (e.g., industry, sector, or concept/brand), as well as potential uses of proceeds and tax considerations. As part of this strategy, we attempt at times to enter into 1031 Exchanges, when possible, to defer some or all of the taxable gains on the dispositions, if any, for federal and state income tax purposes.

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
Debt Capital Structure

As of December 31, 2015, we had an approximately $4.19 billion principal balance outstanding consisting primarily of $3.11 billion of non-recourse mortgage indebtedness, $747.5 million of unsecured Convertible Notes, $325.0 million under our Term Loan and the borrowing capacity of $591.7 million and $45.0 million under our unsecured 2015 Credit Facility and Term Loan, respectively, and a $40.0 million Line of Credit, which expires in March 2016 (each described in “Liquidity and Capital Resources - Description of Certain Debt” below). These Revolving Credit Facilities and Term Loan provide for financial flexibility to help fund future acquisitions and for general corporate purposes. Our non-recourse mortgage indebtedness is comprised of $1.36 billion of fixed-rate CMBS, including $81.5 million from acceleration of defaulted loans, $61.8 million of variable-rate CMBS and $1.69 billion in securitized net-lease mortgage notes under our Spirit Master Funding Program. Approximately $1.88 billion of our outstanding principal indebtedness is fully or partially amortizing, providing for an ongoing reduction in principal prior to maturity. Prior to January 1, 2019, contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $96.6 million, and we have $1.54 billion of balloon payments due at maturity under a number of different loans, which includes $81.5 million, including $8.2 million of capitalized interest, for the acceleration of principal payable following an event of default under 4 separate CMBS loans.

Interest Costs

As of December 31, 2015, the weighted average stated interest rate on our fixed and variable-rate debt under our CMBS and Master Trust Notes, excluding the amortization of deferred financing costs and debt discounts, was approximately 5.38%. The weighted average stated rate of our unsecured Convertible Notes as of December 31, 2015 was 3.28%. Our fixed-rate debt structure provides us with a stable and predictable cash requirement related to our debt service. The stated rate of our unsecured variable-rate Term Loan as of December 31, 2015 was 1.69%. The variable-rate CMBS loans consist of eight mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 5.14% on all of the variable-rate CMBS debt. We amortize on a non-cash basis the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the year ended December 31, 2015, non-cash interest expense recognized on our Revolving Credit Facilities, mortgages and notes payable, Convertible Notes and Term Loan totaled approximately $10.4 million. Any changes to our debt structure, including borrowings under our 2015 Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Changing interest rates will increase or decrease the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.

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
Lease termination fees are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met and are included in other income and interest from real estate transactions on our consolidated statements of operations.
Purchase Accounting and Acquisition of Real Estate; Property Held for Sale
When acquiring a property for investment purposes, we allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values and acquisition costs are expensed as incurred. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result of our pre-acquisition due diligence and our marketing and leasing activities. Property classified as held for sale is recorded at the lower of its carrying value or its fair value less anticipated selling costs.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if we believe it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in our consolidated statements of operations.

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
Impairment and Provision for Loan Losses
We periodically evaluate the collectability of our loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of our allowance for loan losses. A loan is determined to be impaired when, in management's judgment based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted.
Accounting for Derivative Financial Instruments and Hedging Activities
We use derivative instruments such as interest rate swaps and caps for purposes of reducing exposures to fluctuations in interest rates associated with certain of our financing transactions. We may incur additional variable-rate debt in the future, including amounts borrowed under the Term Loan and amounts that we may borrow under the 2015 Credit Facility, and we may choose to seek to hedge the interest rate risk ascribed with any such debt. At the inception of a hedge transaction, we enter into a contractual arrangement with the hedge counterparty and formally document the relationship between the derivative instrument and the financing transaction being hedged, as well as our risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future.
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
Updates to REIT Rules
The PATH Act was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation. Below is a summary of those provisions which apply to our current operations:

•
For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, the PATH Act reduces this limit to 20%. We do not anticipate this provision to have a material impact on our investments in taxable REIT subsidiaries.

•
For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property. We do not anticipate this provision to have a material impact on our ability to meet the 75% gross income test.

•
For taxable years beginning after December 31, 2015, a 100% excise tax is imposed on “redetermined TRS service income,” which is income of a taxable REIT subsidiary attributable to services provided to, or on behalf of its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code. We do not anticipate this provision to have a material impact on how we currently utilize our taxable REIT subsidiaries nor any tax arising out of such utilization.

•
For taxable years beginning after December 31, 2015, the PATH Act expands the amount of property that a REIT may sell within the prohibited transactions safe harbor, in certain cases, from 10% of their total asset basis to 20%. However, REITs can only qualify for the safe harbor at the 20% or less level in a taxable year if the three-year average sales are 10% or less of their total asset basis. We do not anticipate this provision to have a material impact on our ability to meet the prohibited transactions safe harbor.

•
Additionally, if we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, such as our Shopko acquisition in 2006, and we subsequently recognize gain on the disposition of the asset during the applicable recognition period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair market value of the asset over our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Previously, the applicable recognition period was generally ten years but had been reduced to a shorter period for certain taxable years. The PATH Act was signed into effect which made permanent a five-year recognition period, effective for taxable years beginning after December 31, 2014. As a result, the sale of our Shopko assets will not be subject to this built-in gains tax.

Share-Based Compensation
Under our Incentive Award Plan, we may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Incentive Award Plan. Awards granted under the Incentive Award Plan may require service-based vesting over a period of years subsequent to the grant date and resulting equity-based compensation expense, measured at the fair value of the award on the date of grant, will be recognized as an expense in our consolidated financial statements over the vesting period.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Revenues:
Rentals	$634,151	$574,456	$59,695	10.4%
Interest income on loans receivable	6,948	7,239	(291)	(4.0)%
Earned income from direct financing leases	3,024	3,343	(319)	(9.5)%
Tenant reimbursement income	15,952	13,085	2,867	21.9%
Other income and interest from real estate transactions	7,260	4,748	2,512	52.9%
Total revenues	667,335	602,871	64,464	10.7%
Expenses:
General and administrative	47,730	44,252	3,478	7.9%
Restructuring charges	7,056	—	7,056	NM
Finance restructuring costs	—	13,022	(13,022)	(100.0)%
Property costs	27,715	23,383	4,332	18.5%
Real estate acquisition costs	2,739	3,631	(892)	(24.6)%
Interest	222,901	220,070	2,831	1.3%
Depreciation and amortization	260,633	247,966	12,667	5.1%
Impairment	69,734	36,019	33,715	93.6%
Total expenses	638,508	588,343	50,165	8.5%
Income from continuing operations before other expense and income tax expense	28,827	14,528	14,299	98.4%
Other expense:
Loss on debt extinguishment	(3,162)	(64,750)	61,588	95.1%
Total other expense	(3,162)	(64,750)	61,588	95.1%
Income (loss) from continuing operations before income tax expense	25,665	(50,222)	75,887	NM
Income tax expense	(601)	(673)	72	10.7%
income (loss) from continuing operations	$25,064	$(50,895)	$75,959	NM

Gain on disposition of assets	$88,978	$13,240	$75,738	NM
NM - Percentages over 100% are not displayed.

Revenues

For the year ended December 31, 2015, 95.5% of our total revenues were generated from long-term leases of our owned properties. The year over year increase of 10.7% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to December 31, 2014.

Rentals

The year-over-year increase in rental revenue was primarily attributable to the acquisition of 232 properties with a gross investment in real estate of $889.2 million during the year ended December 31, 2015. This increase was partially offset by the sale of 110 properties during the same period having a real estate investment value of $541.9 million.

During the year ended December 31, 2015 and 2014, non-cash rentals were $23.4 million and $19.3 million, respectively, representing approximately 3.7% and 3.4% of total rental revenue from continuing operations, respectively. Contractual rent escalations subsequent to December 31, 2014 also contributed to the increase.

As of December 31, 2015, 98.6% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the restaurant, grocery and manufacturing industries. As of December 31, 2015 and 2014, respectively, 36 and 37 of our properties, representing approximately 1.4% and 1.6% of our owned properties, were vacant and not generating rent. Of the 36 vacant properties, 12 were held for sale as of December 31, 2015.
Tenant reimbursement income

We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income and interest on real estate transactions
The net change is primarily attributable to lease settlement fees in 2015 of $5.8 million related to three tenants compared to income of $2.7 million from a legal settlement associated with the resolution of a dispute with a tenant during 2014.

Expenses

General and administrative

The year-over-year increase in general and administrative expenses is primarily due to higher compensation and related benefits of $4.8 million, which includes $1.7 million related to non-cash stock compensation. The increase in compensation and related benefits is primarily attributable to the acceleration of cash and non-cash stock compensation of approximately $2.2 million related to the departure of certain executive officers during the year ended December 31, 2015. The balance of the increase in compensation and related benefits is primarily attributable to an increase in employee headcount and salaries between the comparable periods. During the year ended December 31, 2014, $1.7 million of CAM receivables, acquired in the Cole II Merger, were deemed uncollectible and written off, which partially offset the year-over-year increase.
Restructuring charges

During the three months ended December 31, 2015, we made the strategic decision to relocate the Company's headquarters from Scottsdale, Arizona to Dallas, Texas. As a result, during the year ended December 31, 2015, the Company incurred $7.1 million of restructuring charges. Comprising the majority of this amount were estimated employee separation costs, which were based on the anticipated separation date of June 30, 2016 and recognized on the date the employee elected to separate in December 2015. Employee separation costs primarily consist of severance payments, retention bonuses and pro-rated 2016 annual bonuses. Costs associated with employees electing to relocate to Dallas are recognized as the liability is incurred. These costs include a transition bonus and reimbursements for certain relocation costs, including home sale costs, lease breakage penalties, moving costs and a miscellaneous allowance. Other restructuring charges, including placement fees and third party consulting fees, will be recognized when incurred. The Company currently anticipates to incur total costs of approximately $20.0 million related to this relocation. This amount includes an estimated $4.8 million in capitalized costs related to tenant improvements and fixtures for the new corporate headquarters. In February 2016, the Company signed a lease for the new corporate headquarters in Dallas. We anticipate we will begin occupying the new corporate headquarters in the summer of 2016 with the move finalized by the end of 2016. There were no such costs incurred during the year ended December 31, 2014.

Finance restructuring costs

In connection with the Exchange Offer, we incurred costs of approximately $13.0 million during the year ended December 31, 2014, which included legal, accounting and financial advisory services, and other third-party expenses. No such costs were incurred during the year ended December 31, 2015.

Property costs

For the year ended December 31, 2015, property costs were $27.7 million (including $16.0 million of tenant reimbursables) compared to $23.4 million (including $13.1 million of tenant reimbursables) for the same period in 2014. The increase in property costs is primarily attributable to increases in operating costs, such as utilities and property taxes at certain vacant properties, and general operating costs at various properties that allow for reimbursement of such costs. The increase in tenant reimbursables represents the corresponding increase in general reimbursable operating costs.
Interest

Year-over-year interest was relatively unchanged. The higher Convertible Notes interest during the current period was due to the timing of our $747.5 million May 2014 offering. Total cash interest was reduced due to the retirement of high interest rate mortgage notes and maintaining a lower average outstanding principal balance under our Revolving Credit Facilities. During 2015, we extinguished $536.6 million of mortgage notes with a weighted average interest rate of 5.73%, and our average principal balance drawn on our Revolving Credit Facilities was $48.0 million during 2015 compared to $81.3 million during 2014. The reduction in cash interest was offset by an increase in interest incurred on our Term Loan, which closed in November 2015, and the timing of the $510.0 million Master Trust 2014 Notes offering, with a weighted average interest rate of 4.30%, in December 2014.

Non-cash interest increased $5.2 million resulting primarily from the amortization of capitalized deferred financing costs associated with the Master Trust 2014 Notes offering as well as the debt discount associated with our Convertible Notes offering.

The following table summarizes our interest expense on related borrowings from continuing operations:

	Years Ended December 31,
	2015	2014
	(in thousands)
Interest expense – Revolving Credit Facilities (1)	$2,698	$3,597
Interest expense - Term Loan	888	—
Interest expense – mortgages and notes payable	184,439	196,246
Interest expense – Convertible Notes	24,509	15,046
Interest expense – other	—	6
Non-cash interest expense:
Amortization of deferred financing costs	7,937	5,899
Amortization of net losses related to interest rate swaps	108	125
Amortization of debt (premium)/discount, net	2,322	(849)
Total interest expense	$222,901	$220,070
(1) Includes non-utilization fees of approximately $1.6 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. The year-over-year increase is primarily due to the acquisition of 232 properties, representing a gross investment in real estate of $889.2 million, during the year ended December 31, 2015. The increase was partially offset by dispositions of 110 properties during 2015 with a real estate investment value of $541.9 million.
The following table summarizes our depreciation and amortization expense from continuing operations:

	Years Ended December 31,
	2015	2014
	(in thousands)
Depreciation of real estate assets	$210,395	$194,383
Other depreciation	375	379
Amortization of lease intangibles	49,863	53,204
Total depreciation and amortization	$260,633	$247,966

Impairments

During the year ended December 31, 2015, we incurred impairment losses of $55.4 million primarily from 22 vacant or underperforming properties within the education, restaurant-casual dining and sporting goods industries. In addition, 26 properties held for sale during the period incurred impairment losses of $14.0 million. The balance of the impairment loss included an allowance for loan loss on an unsecured note. During the year ended December 31, 2014, we recorded impairment losses of $36.0 million. These charges included $18.6 million on the impairment of 19 properties that were held for sale, including two multi-tenant properties, and $22.7 million of impairment on twelve properties which were underperforming. Of the twelve underperforming properties, seven were in the manufacturing industry relating to one original tenant, three were in the quick service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry. In addition during the year ended December 31, 2014, lease intangible write-offs resulted in a net credit to impairment of $4.8 million primarily due to the write-off of below market rent intangible liabilities following the amendment to the Shopko master lease.

The following summarizes our impairment loss from continuing operations:

	Years Ended December 31,
	2015	2014
	(in thousands)
Real estate and intangible asset impairment	$67,570	$40,311
Write-off of lease intangibles due to lease terminations, net	1,666	(4,820)
Loans receivable impairment	324	—
Total impairments from real estate investment net assets	69,560	35,491
Other impairment	174	528
Total impairment loss	$69,734	$36,019
Other expense

During the year ended December 31, 2015, we recognized a loss on debt extinguishment of $3.2 million. The loss included approximately $8.1 million in defeasance costs and fees paid for the retirement of $536.6 million of debt. This amount was partially offset by an agreed upon reduction in principal to a portion of a defaulted CMBS note that exceeded the proceeds from the sale of four properties that secured the loan. During the year ended December 31, 2014, we recorded a loss on debt extinguishment of $64.8 million. The loss on debt extinguishment was related to the retirement of certain senior mortgage notes payable with an aggregate principal balance of $583.8 million. The loss on debt extinguishment was primarily the result of costs incurred related to the Shopko defeasance.

Gain on disposition of assets

During the year ended December 31, 2015, we recorded gains totaling $89.0 million from continuing operations on the disposition of certain real estate assets. These gains are primarily attributable to a $73.8 million gain from the sale of 34 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. Additionally, we sold or disposed of 76 other properties, including 31 vacant properties and 5 multi-tenant properties. During 2014, we disposed of 32 properties, and recorded gains totaling $13.2 million from continuing operations. An additional $0.5 million in gains were recorded in discontinued operations from the sale of six properties during 2014.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
Revenues:
Rentals	$574,456	$404,402	$170,054	42.1%
Interest income on loans receivable	7,239	5,928	1,311	22.1%
Earned income from direct financing leases	3,343	1,572	1,771	NM
Tenant reimbursement income	13,085	5,637	7,448	NM
Other income and interest from real estate transactions	4,748	1,928	2,820	NM
Total revenues	602,871	419,467	183,404	43.7%
Expenses:
General and administrative	44,252	35,146	9,106	25.9%
Finance restructuring costs	13,022	717	12,305	NM
Merger costs	—	56,644	(56,644)	NM
Property costs	23,383	11,760	11,623	98.8%
Real estate acquisition costs	3,631	1,718	1,913	NM
Interest	220,070	179,267	40,803	22.8%
Depreciation and amortization	247,966	164,054	83,912	51.1%
Impairment (recoveries)	36,019	(185)	36,204	NM
Total expenses	588,343	449,121	139,222	31.0%
Income (loss) from continuing operations before other expense and income tax expense	14,528	(29,654)	44,182	NM
Other expense:
Loss on debt extinguishment	(64,750)	(2,405)	(62,345)	NM
Total other expense	(64,750)	(2,405)	(62,345)	NM
Loss from continuing operations before income tax expense	(50,222)	(32,059)	(18,163)	(56.7)%
Income tax expense	(673)	(1,113)	440	39.5%
Loss from continuing operations	$(50,895)	$(33,172)	$(17,723)	(53.4)%

Gain on disposition of assets	$13,240	$—	$13,240	NM
NM - Percentages over 100% are not displayed.

Revenues

For the year ended December 31, 2014, 95.8% of our total revenues were generated from long-term leases of our owned properties. As more fully described below, the year-over-year increase in total revenue was due primarily to $136.7 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $971.7 million of non-Merger real estate investments acquired subsequent to December 31, 2013 and contractual rent increases, net of $117.8 million of real estate investment value related to properties sold in 2014.

Rentals

The year-over-year increase in rental revenue was primarily attributable to $123.1 million of rental income generated from properties acquired in the Merger. Additionally, the acquisition of 361 properties with a gross investment value of $971.7 million and contractual rent increases on our existing leases further contributed to the increase. During the third quarter of 2013, we recognized $10.9 million of previously unrecognized straight-line rent due primarily to our determination that the risk of loss associated with a specific tenant had decreased due to the tenant’s sustained improvement in financial performance. This change of estimate during the prior period partially offset the increase in rental revenues attributable to our 2014 property acquisition activity noted above.

Rental revenue attributable to the amortization of non-cash rent for the years ended December 31, 2014 and 2013 was $19.3 million and $20.1 million, respectively, representing approximately 3.4% and 5.0% of total rental revenue from continuing operations for the years ended December 31, 2014 and 2013, respectively.

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
Interest income on loans receivable and other income
The year-over-year increase in interest income on loans receivable and other income was attributable to $3.3 million of additional income from loans receivable acquired in the Merger, which was partially offset by the decrease in income as a result of the prepayment of six notes totaling $11.4 million during 2013, as well as scheduled maturities and a reduction in interest amortization subsequent to December 31, 2013.
In connection with the Merger, we acquired a number of properties accounted for as direct financing leases which generated earned income of $3.3 million for the year ended December 31, 2014. During the year ended December 31, 2013, these properties were in our portfolio for less than half a year and generated earned income of $1.6 million.
Tenant reimbursement income recorded for the year ended December 31, 2014 of $13.1 million is offset by expenses recorded under property costs related to certain non-triple net properties acquired in the Merger. During the year ended December 31, 2013, tenant reimbursement income of $5.6 million was recognized on certain properties acquired in the Merger for less than half a year.
Other income and interest from real estate transactions contributed $4.7 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. The increase is primarily attributable to income of $2.7 million from a legal settlement associated with the resolution of a dispute with a tenant during 2014. During the same period in 2013, $0.9 million was attributable to a lease termination fee received from a tenant.

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

Finance restructuring costs

In connection with the Exchange Offer, we incurred costs of approximately $13.0 million during the year ended December 31, 2014, which included legal, accounting and financial advisory services, and other third-party expenses. We incurred $0.7 million of such costs during the same period during the fourth quarter of 2013.

Merger costs

During the year ended December 31, 2013, we incurred Merger related costs of approximately $56.6 million. These costs included legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses. Merger related costs represent costs incurred specifically to consummate the Merger transaction and no such costs were incurred during the same period in 2014. Costs incurred to integrate the net assets acquired in the Merger are reflected in general and administrative expenses.
Property costs
Of the year-over-year increase in property costs, $10.8 million is attributable to the year-over-year reimbursable costs incurred on non-triple-net leases acquired in the Merger during the second half of 2013. The remaining increase is mostly attributable to higher insurance premiums, legal fees, and repair and maintenance costs associated with managing the expanded portfolio.
Interest
The year-over-year increase in interest expense was primarily due to the assumption of debt of $1.8 billion in connection with our Merger on July 17, 2013. Additionally, interest expense increased as a result of our $747.5 million second quarter 2014 Convertible Notes offering and the $330.0 million Master Trust 2013 notes offering in December 2013.These increases were offset by the extinguishment of $583.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.41% during the year ended December 31, 2014.

The following table summarizes our interest expense on related borrowings from continuing operations:

	Years Ended December 31,
	2014	2013
	(in thousands)
Interest expense – Revolving Credit Facilities (1)	$3,597	$3,037
Interest expense – mortgages and notes payable	196,246	157,903
Interest expense – Convertible Notes	15,046	—
Interest expense – other	6	475
Non-cash interest expense:
Amortization of deferred financing costs (2)	5,899	13,188
Amortization of net losses related to interest rate swaps	125	11
Amortization of debt (premium)/discount, net	(849)	4,653
Total interest expense	$220,070	$179,267

(1) Includes non-utilization fees of approximately $1.2 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.
(2) Includes $9.5 million arising from financing commitments related to the Merger for the year ended December 31, 2013.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Of the year-over-year total increase, a significant portion relates to depreciation and amortization on assets acquired in the Merger, with the remainder related to $971.7 million of gross investment in real estate throughout 2014.
The following table summarizes our depreciation and amortization expense from continuing operations:

	Years Ended December 31,
	2014	2013
	(in thousands)
Depreciation of real estate assets	$194,383	$130,285
Other depreciation	379	180
Amortization of lease intangibles	53,204	33,589
Total depreciation and amortization	$247,966	$164,054

Impairments (recoveries)

During the year ended December 31, 2014, we recorded impairment losses of $36.0 million. These charges included $18.6 million on the impairment of 19 properties that were held for sale, including two multi-tenant properties, and $22.7 million of impairment losses on twelve properties which were underperforming. Of the twelve underperforming properties, seven were in the manufacturing industry relating to one original tenant, three were in the quick service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry. In addition during the year ended December 31, 2014, lease intangible write-offs resulted in a net credit to impairment of $4.8 million primarily due to the write-off of below market rent intangible liabilities following the amendment to the Shopko master lease. Beginning January 1, 2014, as a result of our adoption of ASU 2014-08, impairment losses incurred on properties classified as held for sale are prospectively reported in continuing operations. Impairment losses incurred on properties that were held for sale at or prior to December 31, 2013, are and will continue to be reflected in discontinued operations during those periods. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. The disposition or re-leasing of non-performing or underperforming properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value.

The following summarizes our impairment loss (recovery) from continuing operations:

	Years Ended December 31,
	2014	2013
	(in thousands)
Real estate and intangible asset impairment	$40,311	$182
Write-off of lease intangibles due to lease terminations, net	(4,820)	—
Loan receivable impairment recovery	—	(367)
Total impairments from real estate investment net assets	35,491	(185)
Other impairment	528	—
Total impairment loss (recovery)	$36,019	$(185)
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

Income tax expense

The year-over-year decrease in income tax expense was primarily attributable to the deferred state tax expense recognized in 2013 from our Merger and the state built-in gain tax recognized in 2013 related to one property sale.

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
We recognized income from discontinued operations of $3.9 million and $34.8 million for the years ended December 31, 2014 and 2013, respectively. For 2014, $2.9 million of the income was attributable to the receipt of a lease termination fee related to a property that was sold. The 2013 income included a $35.5 million gain attributable to the sale of a multi-tenant property. Non-cash impairment charges included in income from discontinued operations for the years ended December 31, 2014 and 2013 were $0.4 million and $7.1 million, respectively.

Gain on disposition of assets
During 2014, we disposed of 32 properties and recorded gains totaling $13.2 million from continuing operations. An additional $0.5 million in gains were recorded in discontinued operations from the sale of six properties during 2014. No such gains or losses were recorded during the year ended December 31, 2013.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under the 2015 Credit Facility and Term Loan. On March 31, 2015, the Operating Partnership entered into the Credit Agreement, establishing a $600.0 million unsecured credit facility and terminated its $400.0 million 2013 Credit Facility previously in place. On November 3, 2015, the Operating Partnership entered into the Term Loan Agreement that provides for a $325.0 million senior unsecured term facility that was upsized to $370.0 million on December 3, 2015. Our 2015 Credit Facility and Term Loan increases our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. As of December 31, 2015, $591.7 million and $45.0 million of borrowing capacity was available under the 2015 Credit Facility and Term Loan, respectively. In addition, we have $40.0 million of borrowing capacity available under our Line of Credit as of December 31, 2015, which is set to expire in March 2016.

We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During 2015, we sold an aggregate total of 6.6 million shares under our ATM Program for net proceeds of $78.5 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were contributed to the Operating Partnership to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. As of December 31, 2015, $103.6 million in gross proceeds capacity remained available under the ATM Program. In addition, during April 2015, we completed an underwritten public offering of 23.0 million shares of our common stock and raised net proceeds of $268.7 million. The net proceeds from the offering were used to repay the outstanding balances under the 2015 Credit Facility and Line of Credit. The remaining net proceeds were used to fund acquisitions and for general corporate purposes (including additional repayments of borrowings outstanding from time to time under the Revolving Credit Facilities). Further, in February 2016, our Board of Directors approved a stock repurchase program, which authorizes us to purchase up to $200.0 million of our common stock in the open market or through private transactions from time to time over the next 18 months. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion. We intend to fund any repurchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet and other sources.

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

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At December 31, 2015, $12.1 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheet included in this Annual Report on Form 10-K.

The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of December 31, 2015.

Master Trust 2013

In December 2013, an indirect wholly-owned subsidiary of ours issued $330.0 million aggregate principal amount of net-lease mortgage notes comprised of $125.0 million of 3.89% interest only notes expected to be repaid in December 2018 and $205.0 million of 5.27% amortizing notes expected to be repaid in December 2023.

Master Trust 2014

In May 2014, we completed our Exchange Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued Master Trust 2014 notes. The terms of the new notes remain generally similar to the old notes including the interest rate and anticipated final repayment dates; however, the new notes generally amortize more slowly than the old notes and have a legal final payment date that is 17 years later than the old notes (although the anticipated repayment date remains the same). The revisions to Master Trust 2014, in connection with the issuance of the new notes, generally provide the Operating Partnership more administrative flexibility as property manager and special servicer. In addition, there is no requirement that the new notes be insured by third party financial guaranty insurance as were the old notes and we no longer pay the associated insurance premium which approximated $0.2 million per month during the applicable periods of 2014. The Exchange Offer was accounted for as a debt modification and the related costs of $13.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, are classified as finance restructuring costs in our consolidated statements of operations included in this Annual Report on Form 10-K.

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
The Master Trust Notes are summarized below:

	Stated Rates (1)	Remaining Term	December 31, 2015	December 31, 2014
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	4.5	$65,027	$75,489
Series 2014-1 Class A2	5.4%	4.6	253,300	253,300
Series 2014-2	5.8%	5.2	229,674	232,867
Series 2014-3	5.7%	6.2	312,276	312,705
Series 2014-4 Class A1	3.5%	4.1	150,000	150,000
Series 2014-4 Class A2	4.6%	14.1	360,000	360,000
Total Master Trust 2014 notes	5.1%	7.5	1,370,277	1,384,361
Series 2013-1 Class A	3.9%	3.0	125,000	125,000
Series 2013-2 Class A	5.3%	8.0	196,817	201,019
Total Master Trust 2013 notes	4.7%	6.0	321,817	326,019
Total Master Trust Notes			1,692,094	1,710,380
Debt discount, net			(22,909)	(26,903)
Deferred financing costs, net			(19,345)	(22,113)
Total Master Trust Notes, net			$1,649,840	$1,661,364
(1) Represents the individual series stated interest rate as of December 31, 2015 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of December 31, 2015.

As of December 31, 2015, the Master Trust 2014 notes were secured by 942 owned and financed properties issued by 5 indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of December 31, 2015, the Master Trust 2013 notes were secured by 312 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.

Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both December 31, 2015 and December 31, 2014. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of December 31, 2015, the carrying amount of the Convertible Notes was $690.1 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.

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

The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility was subsequently amended in November and matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The 2015 Credit Facility includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. The amendment provided the release of the subsidiary guarantors that were parties thereto and conforms certain of the terms and covenants to those in the Term Loan Agreement.

At the election of the Operating Partnership, the 2015 Credit Facility initially bears interest at our current leverage grid pricing equal to either LIBOR plus 1.40% to 1.90% per annum, or a specified base rate plus 0.40% to 0.90% per annum. In each case, the applicable rates depend on our leverage ratio. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will initially require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. No assurance can be provided that the Corporation will obtain such credit ratings. If the Corporation obtains such credit ratings, the 2015 Credit Facility will bear interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum based on the credit rating for the Corporation.

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
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of December 31, 2015, there were no subsidiaries that met this requirement.

As of December 31, 2015, no borrowings were outstanding, $8.3 million of letters of credit were issued and $591.7 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness plus the Corporation’s pro rata share of indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00;

•	Minimum fixed charge coverage ratio (defined as consolidated EBITDA plus the Corporation’s pro rata share of EBITDA of unconsolidated affiliates to fixed charges) of 1.50:1.00;

•
Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Corporation’s pro rata share of secured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties to unsecured cash interest expense) of 1.75:1.00;

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

As of December 31, 2015, the Corporation and the Operating Partnership were in compliance with these covenants.
2013 Credit Facility

On March 31, 2015, the 2013 Credit Facility was terminated and its outstanding borrowings of $130.0 million were repaid with funds drawn on the 2015 Credit Facility. Properties securing this facility became unencumbered upon the termination.
Line of Credit
As of December 31, 2015, the Line of Credit was undrawn and $40.0 million of borrowing capacity was available. The Line of Credit expires in March 2016.
Term Loan
On November 3, 2015, we entered into a Term Loan Agreement among the Operating Partnership as borrower, the Corporation as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at our option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased to up to $600.0 million, subject to obtaining additional lender commitments. In December 2015, upon obtaining additional lender commitments, we increased the term facility from $325.0 million to $370.0 million. Borrowings may be repaid without premium or penalty, and may be reborrowed within 30 days up to the then available loan commitment. Borrowings bear interest at either prime or LIBOR plus a margin, at the Operating Partnership’s option. During the quarter ended December 31, 2015, the Term Loan bore interest at LIBOR plus 1.45%. Proceeds from the borrowing were primarily used to pay off amounts then outstanding under the 2015 Credit Facility and partially defease a certain CMBS loan balance.

Borrowings under the Term Loan bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum. The applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Corporation may make an irrevocable election to have the margin based upon its credit ratings, in which case borrowings under the Term Loan will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. No assurance can be provided that the Corporation will obtain such credit ratings.

The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan

Agreement) of the Corporation. The obligations of the Operating Partnership and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.

As of December 31, 2015, $325.0 million of borrowings were outstanding and $45.0 million of borrowing capacity was available under the Term Loan. Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness plus the Corporation’s pro rata share of indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00, which may be increased to 0.65:1.00 for four consecutive quarters after certain material acquisitions;

•	Minimum fixed charge coverage ratio (defined as consolidated EBITDA plus the Corporation’s pro rata share of EBITDA of unconsolidated affiliates to fixed charges) of 1.50:1.00;

•
Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Corporation’s pro rata share of secured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties to unsecured interest expense) of 1.75:1.00;

•
Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness plus the Corporation’s pro rata share of unsecured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00, which may be increased to 0.65:1.00 for four consecutive quarters after certain material acquisitions; and

•	Minimum tangible net worth of at least $3.01 billion plus 75% of the net proceeds of equity issuances by the Corporation or the Operating Partnership after December 31, 2014.

In addition, the Term Loan Agreement includes other customary affirmative and negative covenants, including (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on a national securities exchange; and (v) material modifications to organizational documents. The ability to borrow under the Term Loan Agreement is subject to continued compliance with all of the covenants described above.

As of December 31, 2015, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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

As of December 31, 2015, we had 160 loans with approximately $1.42 billion of outstanding principal balances under our fixed and variable-rate CMBS loans, with a weighted average contractual interest rate of 5.78% and a weighted average maturity of 2.7 years. Approximately one-third of this debt is partially amortizing and requires a balloon payment at maturity. These balances include four separate fixed-rate CMBS loans that are in default due to the underperformance of the ten properties that secure them. As of December 31, 2015, the aggregate principal balance under the defaulted CMBS loans was $81.5 million, including $8.2 million of default interest added to principal, and is discussed further below. Excluding these four loans, the outstanding principal obligations under our CMBS fixed and variable-rate loans as of December 31, 2015 was $1.34 billion.

The table below shows the outstanding principal obligations of these CMBS fixed and variable-rate loans as of December 31, 2015 and the year in which the loans mature (dollars in thousands). The information displayed in the table excludes amounts and interest rates related to the defaulted loans and the ten properties securing them.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range (1)	Weighted Average Stated Rate	Scheduled Principal (2)	Balloon	Total
2016	37	97	5.28%-6.59%	6.08%	$1,240	$183,284	$184,524
2017	89	224	5.51%-6.62%	5.80%	4,712	706,455	711,167
2018	12	93	3.90%-5.14%	4.72%	671	119,537	120,208
2019	12	16	3.90%-4.61%	4.04%	—	49,500	49,500
2020	—	—	—	—	—	—	—
Thereafter	6	100	4.67%-6.00%	5.35%	34,717	240,380	275,097
Total	156	530		5.58%	41,340	1,299,156	1,340,496
(1) The interest rate for variable-rate loans reflects the current hedged fixed rate.
(2) Excluding loans maturing in 2016, the scheduled principal will amortize subsequent to December 31, 2015 until the maturity date of the loans.

CMBS Liquidity Matters

During the second quarter of 2015, we posted two letters of credit aggregating approximately $18.0 million to replace reserves previously held in a lender-controlled/managed account for a certain CMBS loan. The reserve balance included an $8.0 million Additional Collateral Deposit requirement following an amended loan agreement in 2012. The remaining balance consisted primarily of Excess Cash reserves held as additional deposited collateral when certain financial performance covenants of the tenant were not achieved beginning in September 2013. During 2015, certain loan covenants permitting the borrower to terminate the cash sweep trigger event period were achieved and the long-term debt of the Corporation was rated at or above "BB" by S&P. As a result, the servicer allows future Excess Cash to be disbursed to us and the letter of credit pertaining to the Excess Cash reserves was canceled. Furthermore, following the termination of the cash sweep triggering event, the Corporation no longer must guarantee Excess Cash of approximately $15.0 million as previously required.

As of December 31, 2015, we are in default on four separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are separate legal entities and the sole owner of their assets and responsible for their liabilities. The aggregate outstanding principal balance of these loans, including capitalized interest, totaled $81.5 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate either surrendering these properties to the lenders or selling them in certain instances in exchange for relieving the indebtedness, including any accrued interest, encumbering them. In February 2016, two properties within the education industry with a net book value of $19.9 million were sold. Under the direction of the lender, net sales proceeds of $14.9 million and $0.7 million of restricted cash was applied to reduce $13.6 million of principal and all of the accrued interest outstanding as of December 31, 2015.

The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized Interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate		Default Rate		Accrued Interest (1)
Drug Stores / Pharmacies	1	$1,003	$—	$1,197	$173	$1,370	$73	5.67%		9.67%		$12
Home Furnishings	1	3,250	36	12,357	2,245	14,602	—	6.88%		10.88%		44
Manufacturing	5	21,813	50	34,434	5,786	40,220	10,073	5.85%		9.85%		297
Education	3	21,074	—	25,284	—	25,284	2,205	5.26%		10.26%		2,024
	10	$47,140	$86	$73,272	$8,204	$81,476	$12,351	5.82%	(3)	10.16%	(3)	$2,377
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
(3) Weighted average interest rate.

Debt Maturities
Future principal payments due on our various types of debt outstanding as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Term Loan	$325,000	$—	$—	$325,000	$—	$—	$—
Master Trust Notes	1,692,094	19,388	21,893	163,262	40,420	448,202	998,929
CMBS - fixed-rate (1)	1,360,215	272,536	711,904	61,632	53,405	4,100	256,638
CMBS - variable-rate	61,758	—	—	61,758	—	—	—
Convertible Notes	747,500	—	—	—	402,500	—	345,000
	$4,186,567	$291,924	$733,797	$611,652	$496,325	$452,302	$1,600,567
(1) The CMBS - fixed-rate payment balance in 2016 includes $81.5 million, including $8.2 million of capitalized interest, for the acceleration of principal payable following an event of default under 4 separate CMBS loans with stated maturities in 2015 and 2017.
Contractual Obligations
The following table provides information with respect to our commitments as well as potential acquisitions under contract as of December 31, 2015, the table does not reflect available debt extensions (in thousands):

	Payment due by period
					More than
		Less than 1	1-3 years	3-5 years	5 years
Contractual Obligations	Total	Year (2016)	(2017-2018)	(2019-2020)	(after 2020)
Debt - Principal	$4,186,567	$291,924	$1,345,449	$948,627	$1,600,567
Debt - Interest (1)	856,563	186,301	289,988	199,065	181,209
Acquisitions Under Contract (2)	34,485	34,485	—	—	—
Capital Improvements	3,922	3,922	—	—	—
Operating Lease Obligations	23,799	1,813	3,845	3,965	14,176
Total	$5,105,336	$518,445	$1,639,282	$1,151,657	$1,795,952
(1) Excludes interest on defaulted mortgage loans.
(2) Contracts contain standard cancellation clauses contingent on results of due diligence.
(3) Debt - Interest has been calculated based on outstanding balances as of December 31, 2015 through their respective maturity dates and includes the impact of interest rates swaps executed to fix floating rate indebtedness and excludes unamortized non-cash deferred financing costs of $41.6 million, unamortized debt discount of $52.2 million and any interest due on defaulted mortgage loans, including $2.4 million accrued as of December 31, 2015.
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

Cash Flows

Comparison of Years Ended December 31, 2015 and 2014

The following table presents a summary of our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended
	December 31,
	2015	2014	Change
Net cash provided by operating activities	$371,986	$218,571	$153,415
Net cash used in investing activities	(385,696)	(878,030)	492,334
Net cash (used in) provided by financing activities	(140,681)	769,052	(909,733)
Net (decrease) increase in cash and cash equivalents	$(154,391)	$109,593	$(263,984)

As of December 31, 2015, we had $21.8 million of cash and cash equivalents as compared to $176.2 million as of December 31, 2014.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to an increase in cash revenue of $56.5 million, a decrease in debt extinguishment costs of $51.5 million, net changes in operating assets and liabilities of $35.8 million and prior year restructuring charges related to our Exchange Offer of $13.0 million.

The increase in revenue was primarily attributable to the acquisition of 232 properties, representing a gross investment in real estate during the year ended December 31, 2015 totaling $889.2 million partially offset by the disposition of 110 properties during the same period with a real estate investment value of $541.9 million.

Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during 2015 included $876.0 million to fund the acquisition of 232 properties (114 of which were acquired through a $276.1 million non-cash 1031 Exchange) and capitalized real estate expenditures of $10.3 million partially offset by cash proceeds of $496.6 million from the disposition of 110 properties (44 of which were disposed of through a $315.9 million non-cash 1031 Exchange). Net cash used in investing activities also included investment in loans receivable of $4.0 million partially offset by the release of sales proceeds from restricted cash accounts of $41.0 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.8 million.

During the same period in 2014, net cash used in investing activities included $958.0 million to fund the acquisition of 361 properties (16 of which were acquired through a $26.7 million non-cash 1031 Exchange) and capitalized real estate expenditures of $5.1 million partially offset by cash proceeds of $110.2 million from the disposition of 38 properties (2 of which were disposed of through a $5.9 million non-cash 1031 Exchange). Net cash used in investing activities also included transfers of sales proceeds to restricted cash accounts of $52.0 million partially offset by collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.1 million.

Financing Activities
Generally, our net cash (used in) provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facilities and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.

Net cash used in financing activities during 2015 was primarily attributable to repayment of our indebtedness of $512.5 million, the payment of dividends to equity owners of $292.3 million, both of which were paid primarily through sources from our operating cash flows, and net repayments under our Revolving Credit Facilities of $15.2 million. These amounts were partially offset by the issuance and sale of 23.0 million shares of our common stock in an underwritten public offering and the sale of 6.6 million shares of our common stock under our ATM Program for aggregate net proceeds of $347.2 million and borrowings under our Term Loan of $325.0 million.

Net cash provided by financing activities during 2014 was attributable to our concurrent Convertible Notes and common stock offerings, sales of our common stock under our ATM Program and the net-lease mortgage notes issuance under our Spirit Master Funding Program in November 2014. Collectively these transactions raised approximately $1.7 billion in gross proceeds, net of common stock offering costs. The capital raised was used mostly to extinguish $583.8 million of our indebtedness, repay the amounts drawn against the 2013 Credit Facility and to fund certain acquisitions. Our net borrowings and proceeds from the issuance of common stock during the period were partially offset by $255.8 million for the payment of dividends to equity owners, which was paid primarily through sources from our operating cash flows.

Comparison of Years Ended December 31, 2014 and 2013
The following table presents a summary of our cash flows for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended
	December 31,
	2014	2013	Change
Net cash provided by operating activities	$218,571	$138,104	$80,467
Net cash used in investing activities	(878,030)	(159,593)	(718,437)
Net cash provided by financing activities	769,052	14,509	754,543
Net increase (decrease) in cash and cash equivalents	$109,593	$(6,980)	$116,573
As of December 31, 2014, we had $176.2 million of cash and cash equivalents as compared to $66.6 million as of December 31, 2013.
Operating Activities
The increase in net cash provided by operating activities was primarily attributable to an increase in cash revenue of $181.1 million and $56.6 million of Merger costs paid in 2013 partially offset by increases in cash paid for interest of $54.1 million and cash paid for the extinguishment of certain debt of $59.2 million, $12.3 million of finance restructuring costs related to our Exchange Offer and $10.9 million in higher property costs. The balance of the cash flow change is attributable to changes in operating assets and liabilities.
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
Investing Activities
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
During the same period in 2013, net cash used in investing activities included $401.4 million to fund the acquisition of 194 properties, partially offset by cash proceeds of $205.8 million from the disposition of 21 properties, which includes $115.3 million from the sale of two multi-tenant properties acquired in the Merger, collections of principal on loans receivable totaling $15.3 million and transfers of sales proceeds from restricted cash accounts of $13.4 million. We also acquired $7.3 million of cash in connection with the Merger.

Financing Activities
Net cash provided by financing activities during the year ended December 31, 2014 was attributable to our concurrent Convertible Notes and common stock offerings, sales of our common stock under our ATM Program and the net-lease mortgage notes issuance under our Spirit Master Funding Program in November 2014. Collectively, these transactions raised approximately $1.7 billion in gross proceeds, net of common stock offering costs. The capital raised was used mostly to extinguish $583.8 million of our indebtedness, repay the amounts drawn against the 2013 Credit Facility and to fund certain acquisitions. Our net borrowings and proceeds from the issuance of common stock during the period were offset mostly by $255.8 million for the payment of dividends to equity owners, which was paid primarily through sources from our operating cash flows.
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
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our Revolving Credit Facilities and Term Loan. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
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

The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of December 31, 2015, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of December 31, 2015, approximately $3.80 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting primarily of our Master Trust Notes, fixed-rate CMBS loans and Convertible Notes. As of December 31, 2015, the weighted average stated interest rate of fixed-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 4.99%. As of December 31, 2015, approximately $386.8 million of our indebtedness consisted of variable-rate obligations, consisting of our Term Loan and our hedged variable-rate CMBS loans. As of December 31, 2015, the weighted average stated interest rate of our variable-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 2.01%. If one-month LIBOR as of December 31, 2015 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $325.0 million outstanding under the Term Loan would impact our future earnings and cash flows by $3.3 million.
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
The estimated fair values of our Revolving Credit Facilities, Term Loan, fixed-rate and variable-rate mortgages and notes payable and Convertible Notes have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.
The following table discloses the fair value information for these financial instruments as of December 31, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
Term Loan, net (1)	$322,902	$338,366
Mortgages and notes payable, net (1)	3,079,787	3,220,239
Convertible Notes, net (1)	690,098	713,095
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Spirit Realty Capital, Inc.:

We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Spirit Realty Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Spirit Realty Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Spirit Realty Capital, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Realty Capital, Inc.

We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit Realty Capital, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in the first quarter of 2015 the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Also, as discussed in Note 12 to the consolidated financial statements, in the first quarter of 2014 the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Realty Capital Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 26, 2016

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2015	December 31, 2014
Assets
Investments:
Real estate investments:
Land and improvements	$2,710,888	$2,614,630
Buildings and improvements	4,816,481	4,579,166
Total real estate investments	7,527,369	7,193,796
Less: accumulated depreciation	(860,954)	(752,210)
	6,666,415	6,441,586
Loans receivable, net	104,003	109,425
Intangible lease assets, net	526,718	590,073
Real estate assets under direct financing leases, net	44,324	56,564
Real estate assets held for sale, net	85,145	119,912
Net investments	7,426,605	7,317,560
Cash and cash equivalents	21,790	176,181
Deferred costs and other assets, net	179,180	185,507
Goodwill	291,421	291,421
Total assets	$7,918,996	$7,970,669

Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$—	$15,114
Term Loan, net	322,902	—
Mortgages and notes payable, net	3,079,787	3,629,998
Convertible Notes, net	690,098	678,190
Total debt, net	4,092,787	4,323,302
Intangible lease liabilities, net	193,903	205,968
Accounts payable, accrued expenses and other liabilities	142,475	123,298
Total liabilities	4,429,165	4,652,568
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 441,819,964 shares and 411,350,440 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	4,418	4,113
Capital in excess of par value	4,721,323	4,361,320
Accumulated deficit	(1,234,882)	(1,046,249)
Accumulated other comprehensive loss	(1,028)	(1,083)
Total stockholders’ equity	3,489,831	3,318,101
Total liabilities and stockholders’ equity	$7,918,996	$7,970,669
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rentals	$634,151	$574,456	$404,402
Interest income on loans receivable	6,948	7,239	5,928
Earned income from direct financing leases	3,024	3,343	1,572
Tenant reimbursement income	15,952	13,085	5,637
Other income and interest from real estate transactions	7,260	4,748	1,928
Total revenues	667,335	602,871	419,467
Expenses:
General and administrative	47,730	44,252	35,146
Restructuring charges	7,056	—	—
Finance restructuring costs	—	13,022	717
Merger costs	—	—	56,644
Property costs	27,715	23,383	11,760
Real estate acquisition costs	2,739	3,631	1,718
Interest	222,901	220,070	179,267
Depreciation and amortization	260,633	247,966	164,054
Impairments (recoveries)	69,734	36,019	(185)
Total expenses	638,508	588,343	449,121
Income (loss) from continuing operations before other expense and income tax expense	28,827	14,528	(29,654)
Other expense:
Loss on debt extinguishment	(3,162)	(64,750)	(2,405)
Total other expense	(3,162)	(64,750)	(2,405)
Income (loss) from continuing operations before income tax expense	25,665	(50,222)	(32,059)
Income tax expense	(601)	(673)	(1,113)
Income (loss) from continuing operations	25,064	(50,895)	(33,172)
Discontinued operations:
Income (loss) from discontinued operations	98	3,368	(2,077)
Gain on disposition of assets	590	488	36,926
Income from discontinued operations	688	3,856	34,849
Income (loss) before gain on disposition of assets	25,752	(47,039)	1,677
Gain on disposition of assets	88,978	13,240	—
Net income (loss) attributable to common stockholders	$114,730	$(33,799)	$1,677
Net income (loss) per share of common stock—basic:
Continuing operations	$0.26	$(0.10)	$(0.14)
Discontinued operations	—	0.01	0.14
Net income (loss) per share attributable to common stockholders—basic	$0.26	$(0.09)	$0.00
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.26	$(0.10)	$(0.14)
Discontinued operations	—	0.01	0.14
Net income (loss) per share attributable to common stockholders—diluted	$0.26	$(0.09)	$0.00
Weighted average shares of common stock outstanding:
Basic	432,222,953	386,809,746	255,020,565
Diluted	432,545,625	386,809,746	255,020,565
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders	$114,730	$(33,799)	$1,677
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(1,190)	(1,760)	(314)
Net cash flow hedge losses reclassified to operations	1,245	1,315	447
Total comprehensive income (loss)	$114,785	$(34,244)	$1,810
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2012	161,625,144	$1,616	$1,827,632	$(575,034)	$(771)	$1,253,443
Common shares issued in connection with merger	208,570,007	2,086	2,023,426	—	—	2,025,512
Net income	—	—	—	1,677	—	1,677
Other comprehensive income	—	—	—	—	133	133
Dividends declared on common stock	—	—	—	(169,395)	—	(169,395)
Repurchase of shares of common stock	(206,762)	(2)	—	(1,940)	—	(1,942)
Stock-based compensation, net	375,414	4	8,765	(163)	—	8,606
Balances, December 31, 2013	370,363,803	3,704	3,859,823	(744,855)	(638)	3,118,034
Net loss	—	—	—	(33,799)	—	(33,799)
Other comprehensive loss	—	—	—	—	(445)	(445)
Dividends declared on common stock	—	—	—	(264,113)	—	(264,113)
Repurchase of shares of common stock	(266,837)	(3)	—	(2,917)	—	(2,920)
Issuance of shares of common stock, net	40,808,577	408	434,576	—	—	434,984
Embedded conversion premium of Convertible Notes, net	—	—	55,131	—	—	55,131
Exercise of stock options	20,000	—	183	—	—	183
Stock-based compensation, net	424,897	4	11,607	(565)	—	11,046
Balances, December 31, 2014	411,350,440	4,113	4,361,320	(1,046,249)	(1,083)	3,318,101
Net income	—	—	—	114,730	—	114,730
Other comprehensive income	—	—	—	—	55	55
Dividends declared on common stock	—	—	—	(298,531)	—	(298,531)
Repurchase of shares of common stock	(426,158)	(4)	—	(4,268)	—	(4,272)
Issuance of shares of common stock, net	29,610,100	296	346,915	—	—	347,211
Exercise of stock options	5,000	—	46	—	—	46
Stock-based compensation, net	1,280,582	13	13,042	(564)	—	12,491
Balances, December 31, 2015	441,819,964	$4,418	$4,721,323	$(1,234,882)	$(1,028)	$3,489,831
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss) attributable to common stockholders	$114,730	$(33,799)	$1,677
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	260,633	247,966	167,599
Impairments	69,768	36,436	6,949
Amortization of deferred financing costs	7,937	5,899	13,188
Derivative net settlements, amortization and terminations	(132)	(114)	(665)
Amortization of debt discounts (premium)	2,322	(849)	4,653
Stock-based compensation expense	13,321	11,346	8,769
Loss on debt extinguishment, net	3,162	64,750	1,377
Debt extinguishment costs	(8,112)	(59,576)	—
Gains on dispositions of real estate and other assets, net	(89,568)	(13,728)	(37,174)
Non-cash revenue	(20,930)	(16,732)	(18,755)
Other	151	260	(53)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(604)	(25,466)	(7,255)
Accounts payable, accrued expenses and other liabilities	13,382	2,178	(2,206)
Accrued restructuring charges	5,926	—	—
Net cash provided by operating activities	371,986	218,571	138,104
Investing activities
Acquisitions of real estate	(875,983)	(958,038)	(408,436)
Capitalized real estate expenditures	(10,269)	(5,087)	(13,169)
Investments in loans receivable	(4,020)	—	—
Collections of principal on loans receivable and real estate assets under direct financing leases	6,822	6,085	15,260
Proceeds from dispositions of real estate and other assets	496,646	110,185	246,783
Cash acquired in connection with merger	—	—	7,347
Transfers of net sales proceeds (to) from restricted accounts pursuant to 1031 Exchanges	(39,869)	20,784	(20,784)
Transfers of net sales proceeds from (to) Master Trust Release	40,977	(51,959)	13,406
Net cash used in investing activities	(385,696)	(878,030)	(159,593)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Financing activities
Borrowings under Revolving Credit Facilities	798,000	875,722	386,705
Repayments under Revolving Credit Facilities	(813,181)	(895,661)	(351,585)
Repayment of line of credit previously belonging to Cole II	—	—	(324,111)
Borrowings under mortgages and notes payable	—	518,846	620,290
Repayments under mortgages and notes payable	(512,486)	(610,973)	(127,572)
Borrowings under Convertible Notes	—	747,500	—
Borrowings under Term Loan	325,000	—	—
Deferred financing costs	(6,150)	(30,772)	(34,399)
Proceeds from issuance of common stock, net of offering costs	347,211	434,984	(518)
Offering costs paid on equity component of Convertible Notes	—	(1,609)	—
Purchase of treasury stock	(4,272)	(2,920)	(1,942)
Consent fees paid to lenders	—	—	(5,449)
Proceeds from exercise of stock options	46	183	—
Dividends paid/distributions to equity owners	(292,262)	(255,771)	(136,091)
Transfers to (from) reserve/escrow deposits with lenders	17,413	(10,477)	(10,819)
Net cash (used in) provided by financing activities	(140,681)	769,052	14,509
Net (decrease) increase in cash and cash equivalents	(154,391)	109,593	(6,980)
Cash and cash equivalents, beginning of period	176,181	66,588	73,568
Cash and cash equivalents, end of period	$21,790	$176,181	$66,588
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
December 31, 2015

Note 1. Organization
Company Organization and Operations
The Company operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.

The Company began operations through a predecessor legal entity in 2003. The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, the Company completed an IPO of 33.35 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares).

On July 17, 2013, the Company completed the acquisition of Cole II through a transaction in which the Company's prior legal entity merged into the Cole II legal entity, and the Company's board of directors (including two additional members designated by Cole II) and executive team managed the surviving entity, which was renamed Spirit Realty Capital, Inc. As a result, Cole II was the "legal acquirer" in the Merger for certain legal and regulatory matters and the Corporation was deemed the "accounting acquirer" in the Merger for accounting and financial reporting purposes including the accompanying consolidated financial statements.
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
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting, in accordance with GAAP. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Properties that were reported as held for sale as of December 31, 2013, will continue to be presented in discontinued operations until they are disposed of.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 5). As a result, the majority of the Company’s consolidated assets are held in these wholly- owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2015 and 2014, net assets totaling $4.57 billion and $5.68 billion, respectively, were held, and net liabilities totaling $3.19 billion and $3.77 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

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
December 31, 2015

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
Purchase Accounting and Acquisition of Real Estate
When acquiring a property for investment purposes, the Company allocates the purchase price (including acquisition and closing costs) to land, building, improvements, and equipment based on their relative fair values. For properties acquired with in-place leases, the Company allocates the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values, and acquisition costs are expensed as incurred. In making estimates of fair values for this purpose, the Company uses a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated statements of operations.

Investment in Direct Financing Leases

For real estate property leases classified as direct financing leases, the building portion of the lease is accounted for as a direct financing lease, while the land portion is accounted for as operating leases when certain criteria are met. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount the Company expects to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease primarily through the evaluation of payment history and the underlying creditworthiness of the tenant. There were no amounts past due as of December 31, 2015. The Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

down of an estimated residual value is recognized as an impairment loss in the current period and earned income adjusted prospectively. The Company's direct financing leases were acquired in connection with the Merger. There were $4.8 million in impairment losses related to two direct financing leases during the year ended December 31, 2015.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company did not record any impairment on its existing goodwill for the years ended December 31, 2015, 2014 and 2013.
Impairment
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Lease termination fees are included in “other income and interest from real estate transactions” on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $5.8 million, $3.4 million and $0.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $11.5 million and $8.4 million at December 31, 2015 and 2014, respectively, against accounts receivable balances of $26.3 million and $20.5 million, respectively. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectibility review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables. The Company established a reserve for losses of $12.2 million and $10.9 million at December 31, 2015 and 2014, respectively, against deferred rental revenue receivables of $68.0 million and $48.3 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Loans Receivable
Loans receivable consists of mortgage loans, net of premium, and notes receivables.
Impairment and Allowance for Loan Losses
The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. As of December 31, 2015, there was an allowance for loan losses on an unsecured note receivable of $0.3 million compared to no allowance for loan losses as of December 31, 2014.
A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2015, one note receivable with a balance of $0.3 million was on non-accrual status and no mortgage loans were on non-accrual status compared to no mortgage loans or note receivables on nonaccrual status as of December 31, 2014.
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
December 31, 2015

Restricted Cash and Escrow Deposits
Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Collateral deposits (1)	$14,475	$29,483
Tenant improvements, repairs, and leasing commissions (2)	8,362	13,427
Master Trust Release (3)	12,091	53,069
1031 Exchange proceeds, net	39,869	—
Loan impounds (4)	1,025	794
Other (5)	1,823	3,571
	$77,645	$100,344
(1) Funds held in reserve by lenders which can be applied at their discretion to the repayment of debt (any funds remaining on deposit after the debt is paid in full are released to the borrower).
(2) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3) Proceeds from the sale of assets pledged as collateral under the Spirit Master Funding Program, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal.
(4) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.
(5) Funds held in lender controlled accounts released after scheduled debt service requirements are met.
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

The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. For derivatives designated as cash flow hedges, the effective portions of the corresponding change in fair value of the derivatives are recorded in AOCL within stockholders’ equity. Changes in fair value reported in other comprehensive income (loss) are reclassified to operations in the period in which operations are affected by the underlying hedged transaction. Any ineffective portions of the change in fair value are recognized immediately in general and administrative expense. The amounts paid or received on the hedge are recognized as adjustments to interest expense (see Note 6).

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Earnings Per Share

The Company’s unvested restricted common stock, which contains nonforfeitable rights to receive dividends, are considered participating securities requiring the two-class method of computing earnings per share. Under the two class method, earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations in the computation of net income (loss) attributable to common stockholders. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Incentive Award Plan and the related restricted stock awards (see Note 14), losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or antidilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.

Fair Value Measurements
The fair value measurement framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The fair value hierarchy is based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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
Presentation of Treasury Stock

During the years ended December 31, 2014 and 2013, the Company repurchased a total of 266,837 and 206,762 shares of its common stock for a cost of $2.9 million and $1.9 million, respectively. The Company has historically presented share repurchases as treasury stock (thereby reducing stockholders’ equity) in the consolidated balance sheets and consolidated statements of stockholders’ equity. However, the Company is incorporated in Maryland and under Maryland law, there is no concept of treasury stock. Therefore, shares repurchased should be considered retired and constitute authorized but unissued shares rather than treasury stock as previously presented. As a result, during the year ended December 31, 2015, the Company has corrected the classification error and amounts previously reported as treasury stock of $4.9 million and $1.9 million at December 31, 2014 and 2013, respectively, are presented as a reduction to common stock and accumulated deficit in the consolidated balance sheets and consolidated statements of stockholders' equity. In addition, the number of shares previously disclosed as issued have been reduced by the number of shares repurchased of 473,599 and 206,762 at December 31, 2014 and 2013, respectively. This change does not affect previously disclosed shares outstanding, total stockholders’ equity or earnings per share computations.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, for all entities by one year. With the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has applied the provisions of ASU 2015-15 to the capitalized deferred financing costs related to its 2013 Credit Facility and 2015 Credit Facility.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which applies to the classification of deferred tax assets and liabilities. ASU 2015-17 simplifies the presentation of deferred taxes by requiring entities to classify deferred tax assets and liabilities as noncurrent within a classified balance sheet. Under the previous practice, entities were required to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted, and the amendments in this ASU can be applied either prospectively or retrospectively. The Company's deferred tax liability is recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, and as such, the early adoption of ASU 2015-17 did not have an impact on the presentation of the Company's deferred tax liability.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

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

Pro Forma Information

The following unaudited pro forma information presents the Company's operating results as though the Merger had been consummated on January 1, 2013. The pro forma information does not necessarily reflect the actual results of operations had the Merger been consummated at the beginning of the period indicated nor is it necessarily indicative of future results. Additionally, the unaudited pro forma information does not include the impact of all the potential synergies that may be achieved from the Merger or any strategies that management may consider in order to continue to efficiently manage the on-going operations of the Company. The actual results for the year ended December 31, 2013 include total revenues and net income attributable to common stockholders from the acquired properties of $116.4 million and $20.2 million, respectively, from the close of the Merger (July 17, 2013) through December 31, 2013. The following table reflects the pro forma information (in thousands):

Year Ended
December 31, 2013
Total revenues	$556,647
Income from continuing operations	64,018

The Company's pro forma information for the year ended December 31, 2013 includes $69.7 million of Merger adjustments to operations directly attributable to the Merger consisting primarily of legal, accounting and financial advisory services, debt financing related costs, and other third-party expenses.
Note 4. Investments
Real Estate Investments
As of December 31, 2015, the Company’s gross investment in real estate properties and loans totaled approximately $8.30 billion, representing investments in 2,629 properties, including 144 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.0% accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

During the years ended December 31, 2015 and 2014, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2013	2,041	145	2,186	$7,118,011	$117,721	$7,235,732
Acquisitions/improvements (1) (3)	361	—	361	973,653	—	973,653
Dispositions of real estate (2) (3)	(38)	—	(38)	(117,755)	—	(117,755)
Principal payments and payoffs	—	—	—	—	(5,771)	(5,771)
Impairments	—	—	—	(35,908)	—	(35,908)
Write-off of gross lease intangibles	—	—	—	(2,748)	—	(2,748)
Loan premium amortization and other	—	—	—	(315)	(2,525)	(2,840)
Gross balance, December 31, 2014	2,364	145	2,509	7,934,938	109,425	8,044,363
Acquisitions/improvements (1) (3)	232	—	232	886,252	4,020	890,272
Dispositions of real estate (2) (3)	(110)	—	(110)	(544,876)	—	(544,876)
Principal payments and payoffs	—	(1)	(1)	—	(6,650)	(6,650)
Impairments	—	—	—	(69,270)	(324)	(69,594)
Write-off of gross lease intangibles	—	—	—	(7,302)	—	(7,302)
Loan premium amortization and other	(1)	—	(1)	(171)	(2,468)	(2,639)
Gross balance, December 31, 2015	2,485	144	2,629	$8,199,571	$104,003	$8,303,574
Accumulated depreciation and amortization				(1,072,118)	—	(1,072,118)
Other non-real estate assets held for sale				1,246	—	1,246
Net balance, December 31, 2015				$7,128,699	$104,003	$7,232,702

(1)
Includes investments of $9.2 million and $3.1 million, respectively, in revenue producing capitalized expenditures, as well as $1.0 million and $2.0 million, respectively, of non-revenue producing capitalized maintenance expenditures for the years ended December 31, 2015 and 2014. Capitalized maintenance expenditures are not included in the Company's investment in real estate disclosed elsewhere.

(2)	The total accumulated depreciation and amortization associated with dispositions of real estate was $109.1 million and $17.3 million, respectively, for the years ended December 31, 2015 and 2014.

(3)
During the years ended December 31, 2015 and 2014, pursuant to 1031 Exchanges, the Company sold 44 and 2 properties, respectively, for $315.9 million and $5.9 million, respectively, of which $276.1 million and $26.7 million, respectively, of this amount was used to partially fund 114 and 16 property acquisitions, respectively.

(4)
At December 31, 2015 and 2014, 36 and 37, respectively, of the Company’s properties were vacant and in the Company’s possession; of these vacant properties, twelve and eight, respectively, were held for sale.

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including realized rent increases occurring after January 1, 2016) are as follows (in thousands):

December 31, 2015
2016	$607,749
2017	592,927
2018	579,113
2019	561,435
2020	539,294
Thereafter	4,043,687
Total future minimum rentals	$6,924,205

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.

Certain of the Company’s leases contain purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options.
Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	December 31, 2015	December 31, 2014
Mortgage loans - principal	$90,096	$96,594
Mortgage loans - premium	9,986	12,452
Mortgages loans, net	100,082	109,046
Other note receivables - principal	4,245	379
Allowance for loan losses	(324)	—
Other note receivables, net	3,921	379
Total loans receivable, net	$104,003	$109,425
As of December 31, 2015 and 2014, the Company held a total of 78 and 79, respectively, first-priority mortgage loans (representing loans to seven and eight borrowers, respectively). These mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable, one $3.9 million note is secured by tenant assets and stock and the other is unsecured.

Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2015	December 31, 2014
In-place leases	$649,182	$676,665
Above-market leases	98,056	100,568
Less: accumulated amortization	(220,520)	(187,160)
Intangible lease assets, net	$526,718	$590,073

Below-market leases	$238,039	$237,593
Less: accumulated amortization	(44,136)	(31,625)
Intangible lease liabilities, net	$193,903	$205,968
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $5.8 million, $6.1 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $49.9 million, $53.2 million and $33.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Based on the balance of intangible assets and liabilities at December 31, 2015, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2016	$38,941
2017	38,189
2018	34,856
2019	32,496
2020	30,147
Thereafter	158,186
Total	$332,815
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	December 31, 2015	December 31, 2014
Minimum lease payments receivable	$12,702	$15,897
Estimated residual value of leased assets	43,789	55,858
Unearned income	(12,167)	(15,191)
Real estate assets under direct financing leases, net	$44,324	$56,564
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the years ended December 31, 2015 and 2014:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2013	—	11	11	$—	$19,611	$19,611
Transfers from real estate investments	36	—	36	155,917	(276)	155,641
Sales	(17)	(6)	(23)	(44,999)	(10,341)	(55,340)
Balance, December 31, 2014	19	5	24	110,918	8,994	119,912
Transfers from real estate investments	60	—	60	193,306	(34)	193,272
Sales	(46)	(2)	(48)	(223,564)	(4,475)	(228,039)
Balance, December 31, 2015	33	3	36	$80,660	$4,485	$85,145

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Properties included in discontinued operations as of December 31, 2015 are collateral assets under the 2014 Master Trust securitization. The following table is a reconciliation of the major classes of assets and liabilities from discontinued operations included in real estate assets held for sale on the accompanying consolidated balance sheets (in thousands):

	December 31, 2015	December 31, 2014
Assets
Land and improvements	$2,922	$5,351
Buildings and improvements	2,916	5,798
Total real estate investments	5,838	11,149
Less: accumulated depreciation	(1,202)	(2,167)
Intangible lease assets, net	297	460
Total assets	$4,933	$9,442

Liabilities
Intangible lease liabilities, net	$448	$448
Total liabilities	$448	$448

Net assets	$4,485	$8,994
Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Real estate and intangible asset impairment	$67,604	$40,728	$6,829
Write-off of lease intangibles due to lease terminations, net	1,666	(4,820)	487
Loans receivable impairment/(recovery)	324	—	(367)
Total impairments from real estate investment net assets	69,594	35,908	6,949
Other impairment	174	528	—
Total impairment loss in continuing and discontinued operations	$69,768	$36,436	$6,949

Note 5. Debt

The Company's debt is summarized below:

	2015 Weighted Average Effective Interest Rates (1)	2015 Weighted Average Stated Rates (2)	2015 Weighted Average Maturity (3)	December 31, 2015	December 31, 2014
				(In Thousands)
Revolving Credit Facilities	—	—	3.2	$—	$15,181
Term Loan	1.94%	1.69%	2.8	325,000	—
Master Trust Notes	5.59%	5.03%	7.2	1,692,094	1,710,380
CMBS - fixed-rate	5.36%	5.88%	2.7	1,360,215	1,836,181
CMBS - variable-rate (4)	3.17%	3.65%	3.0	61,758	110,685
Convertible Notes	5.32%	3.28%	4.3	747,500	747,500
Unsecured fixed rate promissory note	—	—	—	—	1,293
Total debt	5.24%	4.72%	4.8	4,186,567	4,421,220
Debt discount, net				(52,203)	(51,586)
Deferred financing costs, net (5)				(41,577)	(46,332)
Total debt, net				$4,092,787	$4,323,302
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and non-utilization fees, where applicable, calculated for the three months ended December 31, 2015.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2015.
(3) Represents the weighted average maturity based on the outstanding principal balance as of December 31, 2015.
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 6).
(5) The Company early adopted ASU 2015-03 requiring deferred financing costs to be presented as a direct deduction from the carrying amount of the related indebtedness. The Company records deferred financing costs for its 2013 Credit Facility and 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets, which is in accordance with ASU 2015-15.
Revolving Credit Facilities
2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guaranties to material subsidiaries (as defined) meeting certain conditions. At December 31, 2015, there were no subsidiaries meeting this requirement.

During the quarter ended December 31, 2015, the 2015 Credit Facility bore interest at LIBOR plus 1.55% based on the Company's leverage and incurred non-utilization fees of 0.25% per annum. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will initially require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. Upon such an event, the 2015 Credit Facility will bear interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, depending on the credit rating for the Corporation.

The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). The 2015 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.

As a result of entering into the 2015 Credit Facility, the Company incurred origination costs of $3.9 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. As of December 31, 2015, the unamortized deferred financing costs relating to the 2015 Credit Facility were $3.2 million and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of December 31, 2015, no borrowings were outstanding, $8.3 million of letters of credit were issued and $591.7 million of borrowing capacity was available under the 2015 Credit Facility. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2015, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
Line of Credit
A special purpose entity indirectly owned by the Corporation has access to a $40.0 million secured revolving line of credit. Request for advances under the Line of Credit expire on March 27, 2016, and each advance under the Line of Credit has a 24-month term. As of December 31, 2015, the Line of Credit was undrawn and had $40.0 million of borrowing capacity available. The ability to borrow under the Line of Credit is subject to the Operating Partnership and special purpose entity's ongoing compliance with a number of customary financial covenants. As of December 31, 2015, the Operating Partnership and, if applicable, the special purpose entity were in compliance with these financial covenants.

Term Loan

On November 3, 2015, the Company entered into a Term Loan Agreement among the Operating Partnership, as borrower, the Company as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased to up to $600.0 million, subject to obtaining additional lender commitments. During the fourth quarter of 2015, upon obtaining additional lender commitments, the Company increased the term facility from $325.0 million to $370.0 million. Borrowings may be repaid without premium or penalty, and may be reborrowed within 30 days up to the then available loan commitment. Borrowings bear interest at either prime or LIBOR plus a margin, at the Operating Partnership’s option. During the quarter ended December 31, 2015, the Term Loan bore interest at LIBOR plus 1.45%.

Initially, borrowings under the Term Loan bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum. Initially, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Corporation may make an irrevocable election to have the margin based upon its credit ratings, in which case borrowings under the Term Loan will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings.

The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Payment of the Term Loan is unconditionally guaranteed by

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Corporation and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.

As a result of entering into the Term Loan, the Company incurred origination costs of $2.2 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of December 31, 2015, the unamortized deferred financing costs relating to the Term Loan were $2.1 million and recorded net against the principal balance of the Term Loan on the accompanying consolidated balance sheets.
As of December 31, 2015, $325.0 million of borrowings were outstanding and $45.0 million of borrowing capacity was available under the Term Loan. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of December 31, 2015, the Corporation and the Operating Partnership were in compliance with these financial covenants.

Master Trust Notes

The Company has access to an asset-backed securitization platform, the Spirit Master Funding Program, to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. The Spirit Master Funding Program consists of two separate securitization trusts, Master Trust 2013 and Master Trust 2014, each of which have one or multiple bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. Each issuer is an indirect wholly-owned special purpose entity of the Corporation.

Master Trust 2013

In December 2013, an indirect wholly-owned subsidiary of the Company issued $330.0 million aggregate principal amount of investment grade rated net-lease mortgage notes comprised of $125.0 million of 3.89% interest only notes expected to be repaid in December 2018 and $205.0 million of 5.27% amortizing notes expected to be repaid in December 2023.

Master Trust 2014

In May 2014, the Company completed its offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued 2014 Notes. The terms of the new notes remain generally similar to the old notes including the interest rate and anticipated final repayment dates; however, the new notes generally amortize more slowly than the old notes and have a legal final payment date that is 17 years later than the old notes (although the anticipated repayment date remains the same). The Exchange Offer was accounted for as a debt modification and the related costs of $13.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, are classified as finance restructuring costs in the accompanying consolidated statements of operations.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	December 31, 2015	December 31, 2014
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	4.5	$65,027	$75,489
Series 2014-1 Class A2	5.4%	4.6	253,300	253,300
Series 2014-2	5.8%	5.2	229,674	232,867
Series 2014-3	5.7%	6.2	312,276	312,705
Series 2014-4 Class A1	3.5%	4.1	150,000	150,000
Series 2014-4 Class A2	4.6%	14.1	360,000	360,000
Total Master Trust 2014 notes	5.1%	7.5	1,370,277	1,384,361
Series 2013-1 Class A	3.9%	3.0	125,000	125,000
Series 2013-2 Class A	5.3%	8.0	196,817	201,019
Total Master Trust 2013 notes	4.7%	6.0	321,817	326,019
Total Master Trust Notes			1,692,094	1,710,380
Debt discount, net			(22,909)	(26,903)
Deferred financing costs, net			(19,345)	(22,113)
Total Master Trust Notes, net			$1,649,840	$1,661,364
(1) Represents the individual series stated interest rate as of December 31, 2015 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of December 31, 2015.

As of December 31, 2015, the Master Trust 2014 notes were secured by 942 owned and financed properties issued by 5 indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of December 31, 2015, the Master Trust 2013 notes were secured by 312 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
CMBS
As of December 31, 2015, indirectly wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 148 fixed and 8 variable-rate non-recourse loans, excluding the defaulted loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of December 31, 2015 for these fixed-rate notes ranged from 3.90% to 6.62% with a weighted average stated rate of 5.88%, and the weighted average stated interest rate for the variable-rate notes was 3.65%. As of December 31, 2015, these fixed and variable-rate loans were secured by 447 and 83 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 5.14% on the variable-rate loans (see Note 6). As of December 31, 2015 and December 31, 2014, the unamortized deferred financing costs associated with the CMBS loans were $5.5 million and $6.4 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

As of December 31, 2015, certain borrowers were in default under the loan agreements relating to four separate CMBS fixed-rate loans where 10 properties securing the respective loans were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 9.67% and 10.88%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of December 31, 2015, the aggregate principal balance under the defaulted CMBS loans was $81.5 million, which includes $8.2 million of interest added to principal. In addition, approximately $12.4 million of lender controlled restricted cash is being held in connection with these loans that may be applied to reduce amounts owed. During the year ended December 31, 2015, defaulted loan balances aggregating $25.4 million, which included $0.4 million of capitalized interest, were retired upon the disposition of 5 properties and the application of $3.6 million of lender reserves securing these defaulted loans. One of the properties disposed was surrendered to the lender pursuant to a consensual foreclosure and release of the debt. The remaining four properties were sold by the Company to third parties pursuant to an amendment to the loan agreement, which provided for a specified reduction in principal balance associated with the sale of those individual properties.
Convertible Notes
In May 20, 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of December 31, 2015 and December 31, 2014, the unamortized discount was $42.7 million and $51.5 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of December 31, 2015 and December 31, 2014, the unamortized deferred financing costs relating to the Convertible Notes was $14.7 million and $17.8 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Debt Extinguishment

During the year ended December 31, 2015, the Company extinguished a total of $536.6 million aggregate principal amount of indebtedness with a weighted average contractual interest rate of 5.73% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a net loss on debt extinguishment of approximately $3.2 million. The net loss included approximately $8.1 million in defeasance costs and fees paid for the retirement of debt partially offset by an agreed upon reduction in principal to a portion of a defaulted CMBS note that exceeded the proceeds from the sale of four properties that secured the loan.

Net proceeds raised from the concurrent registered offerings of Convertible Notes and common stock (see Note 8) in May 2014 were partially used to retire the senior mortgage notes payable encumbering the Shopko properties with an aggregate principal balance of $488.7 million, redeem $18.0 million of net-lease mortgage notes that were not tendered in connection with the Exchange Offer and repay all amounts then drawn against the 2013 Credit Facility. During the year ended December 31, 2014, the Company extinguished a total of $583.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.41%. As a result of these transactions, the Company recognized a loss on debt extinguishment during the year ended December 31, 2014 of approximately $64.8 million primarily from costs incurred related to the defeasance of the Shopko indebtedness.
Debt Maturities
As of December 31, 2015, scheduled debt maturities of the Company’s Revolving Credit Facilities, Term Loan, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2016 (1)	$27,164	$264,760	$291,924
2017	27,343	706,454	733,797
2018	42,115	569,537	611,652
2019	44,325	452,000	496,325
2020	39,096	413,206	452,302
Thereafter	249,792	1,350,775	1,600,567
Total	$429,835	$3,756,732	$4,186,567
(1) The balloon payment balance in 2016 includes $81.5 million, including $8.2 million of capitalized interest, for the acceleration of principal payable following an event of default under 4 separate non-recourse CMBS loans with stated maturities in 2015 and 2017 of $25.3 million and $56.2 million, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest expense – Revolving Credit Facilities (1)	$2,698	$3,597	$3,037
Interest expense - Term Loan	888	—	—
Interest expense – mortgages and notes payable	184,439	196,246	157,903
Interest expense – Convertible Notes	24,509	15,046	—
Interest expense – other	—	6	475
Non-cash interest expense:
Amortization of deferred financing costs (2)	7,937	5,899	13,188
Amortization of net losses related to interest rate swaps	108	125	11
Amortization of debt (premium)/discount, net	2,322	(849)	4,653
Total interest expense	$222,901	$220,070	$179,267
(1) Includes non-utilization fees of approximately $1.6 million, $1.2 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(2) The year ended December 31, 2013 includes $9.5 million arising from financing commitments related to the Merger.
Note 6. Derivative and Hedging Activities
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings. As of December 31, 2015 and 2014, there were no termination events or events of default related to the interest rate swaps.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	December 31, 2015	December 31, 2014
Interest Rate Swaps (1)	Accounts payable, accrued expenses and other liabilities	$10,741	4.62%	06/28/12	07/06/17	$—	$(46)
Interest Rate Swaps (1)	Accounts payable, accrued expenses and other liabilities	$6,505	5.75%	07/17/13	03/01/16	—	(180)
Interest Rate Swaps (1)	Accounts payable, accrued expenses and other liabilities	$32,400	3.15%	07/17/13	09/05/15	—	(93)
Interest Rate Swaps (2)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	(934)	(803)
						$(934)	$(1,122)
(1) During 2015, the Company terminated certain interest rate swap agreements upon the repayment of three CMBS variable rate loans. The Company paid $0.2 million to terminate these swaps and recognized a loss of $0.1 million, which is included in general and administrative expenses.
(2) Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The swap agreements contain the same payment terms, stated interest rate, effective date, and maturity date.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following tables provide information about the amounts recorded in AOCL, as well as the (loss) or gain recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the years ended December 31, 2015, 2014, and 2013, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Interest rate swaps	$(1,190)	$(1,760)	$(314)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Years Ended December 31,
Location of Loss Reclassified from AOCL into Operations	2015	2014	2013
Interest expense	$(1,169)	$(1,315)	$(425)
General and administrative expense	—	—	(22)

	Amount of (Loss) or Gain Recognized in Operations on Derivative (Ineffective Portion)
	Years Ended December 31,
Location of (Loss) or Gain Recognized in Operations on Derivatives	2015	2014	2013
General and administrative expense (1)	$(78)	$—	$10
(1) The year ended December 31, 2015 includes a loss of $76 thousand that was reclassified from accumulated other comprehensive loss in the balance sheet resulting from hedged transactions that were no longer probable of occurring as the swaps were terminated prior to their respective maturity dates.
In December 2013, the Company terminated certain interest rate swap agreements upon the repayment of four variable rate debt obligations. The Company paid $0.4 million to terminate these swaps and recognized a gain of $0.1 million, which is included in general and administrative expenses. Approximately $0.7 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next twelve months. The Company does not enter into derivative contracts for speculative or trading purposes.
Note 7. Income Taxes

The Company’s total income tax expense was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
REIT state income tax	$601	$673	$723
REIT state built-in gain tax expense	—	—	390
Total income tax expense	$601	$673	$1,113

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, were immaterial at December 31, 2015, 2014 and 2013.
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
December 31, 2015

extent of such built-in gain. During 2013, the Company sold a property that was subject to state built-in gain tax of $0.4 million.

The Company has net operating loss carryforwards for income tax purposes totaling $66.1 million, $63.9 million and $63.9 million at December 31, 2015, 2014 and 2013, respectively. These losses, which begin to expire in 2016 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2012 are no longer subject to examination. Additionally, state tax returns for years prior to 2011 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2015, 2014 and 2013. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
For the years ended December 31, 2015, 2014 and 2013, common stock dividends were characterized for tax as follows (per share):

	Post-Merger (1)			Pre-Merger (2)
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	For the Period January 1, 2013 - July 17, 2013
Ordinary income	$0.42	$—	$0.29	$0.12
Return of capital	0.26	0.58	—	0.66
Capital gain	—	—	0.32	—
Total	$0.68	$0.58	$0.61	$0.78
(1) Cole II was the surviving legal entity in the Merger, and for federal income tax purposes, the dividends reflected as post-Merger include dividends paid by Cole II prior to the Merger and those paid by the combined company subsequent to the Merger. The capital gain includes $0.25 per share of Code Section 1250 capital gain.
(2) Pre-Merger dividends per share reflect amounts declared by the Company prior to the Merger and are not adjusted for the Merger Exchange Ratio.

The PATH Act was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates beginning as early as 2016. The Company expects that the changes will not materially impact its operations, but will continue to monitor as regulatory guidance is issued.

Note 8. Stockholders’ Equity

Issuance of Common Stock

In May 2014, the Company approved an amendment to its charter to increase the number of shares of stock that it has the authority to issue from 490.0 million to 770.0 million. As of December 31, 2015, the Company has authority to issue 770.0 million shares of stock, consisting of 750.0 million shares of common stock, $0.01 par value per share, and 20.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2015 and 2014, there were no outstanding shares of preferred stock.

Concurrent with the registered offering of Convertible Notes in May 2014, the Company completed a registered offering of 26.45 million shares of the Company’s common stock, par value $0.01 per share, pursuant to an underwriting agreement dated May 14, 2014 (including shares issued pursuant to the underwriters’ option to purchase additional shares).

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

In April 2015, the Company completed an underwritten public offering of 23.0 million shares of its common stock, at $11.85 per share, including 3.0 million shares sold pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $272.6 million; net proceeds were approximately $268.7 million after deducting underwriter discounts and offering costs paid by the Company. The net proceeds from the offering were used to repay the outstanding balances under the 2015 Credit Facility and Line of Credit. The remaining net proceeds were used to fund acquisitions and for general corporate purposes (including additional repayments of borrowings outstanding from time to time under the Revolving Credit Facilities).

ATM Program

In April 2014, the Corporation commenced a continuous equity offering under which the Corporation may sell up to an aggregate of $350.0 million of shares of its common stock from time to time through broker-dealers in the ATM Program. The Corporation may sell the shares in amounts and at times to be determined by the Corporation, but has no obligation to sell any of the shares in the ATM Program.

Since inception of the ATM Program through December 31, 2015, the Corporation sold an aggregate total of 21.0 million shares of its common stock, at a weighted average share price of $11.75, for aggregate gross proceeds of $246.4 million and aggregate net proceeds of $242.3 million after payment of commissions and other issuance costs of $4.1 million.

During the year ended December 31, 2015, the Corporation sold 6.6 million shares of its common stock, at a weighted average share price of $12.07, for aggregate gross proceeds of $79.8 million and aggregate net proceeds of $78.5 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were used to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. As of December 31, 2015, $103.6 million in gross proceeds capacity remained available under the ATM Program.

Dividends Declared
In fiscal years 2015 and 2014, the Company's board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in Thousands)
2015
March 16, 2015	$0.17000	March 31, 2015	$71,123	April 15, 2015
June 15, 2015	0.17000	June 30, 2015	75,054	July 15, 2015
September 15, 2015	0.17000	September 30, 2015	75,039	October 15, 2015
December 15, 2015	0.17500	December 31, 2015	77,315	January 15, 2016
Total	$0.68500		$298,531

2014
March 18, 2014	$0.16625	March 31, 2014	$61,628	April 15, 2014
June 16, 2014	0.16625	June 30, 2014	66,299	July 15, 2014
September 16, 2014	0.16625	September 30, 2014	66,259	October 15, 2014
December 15, 2014	0.17000	December 31, 2014	69,927	January 15, 2015
Total	$0.66875		$264,113
(1) Net of estimated forfeitures of approximately $12,000 and $16,000 during the years ended December 31, 2015 and December 31, 2014, respectively, for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividends declared in December were paid in January and were included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Treasury Shares

During the years ended December 31, 2015 and 2014, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested (see Note 14). The vesting of these shares, granted pursuant to the Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.4 million and 0.3 million shares of common stock, respectively, valued at $4.3 million and $2.9 million, respectively, solely to pay the associated minimum statutory tax withholdings during the years ended December 31, 2015 and 2014. The Company records its treasury stock using the cost method. Shares repurchased are considered retired under Maryland law and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.

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

On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, (collectively, the "Debtors") filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of the Company under a master lease with initial monthly rents of $1.4 million and an initial lease expiration date of February 28, 2035. Haggen Holdings, LLC is the guarantor of the tenant’s obligations under that master lease. A subsidiary of the Company and the debtors entered into a settlement agreement whereby the subsidiary consented to the partial assumption and partial rejection of the master lease permitting (a) the assumption of nine stores subject to the lease and their assignment to three unaffiliated grocery operators with winning bids in an auction of the respective leaseholds, (b) the rejection of the leasehold with respect to six of the stores and their return to the Company's possession, and (c) the assumption and continued operation by the tenant of five of the stores. Under the settlement agreement, the subsidiary of the Company received an unsecured stipulated damages claim for $21.0 million against each of Haggen Operations Holdings, LLC and Haggen Holding, LLC, as well as certain agreed upon fees, expenses and cure payments in the bankruptcy. The court approved the settlement agreement in an order entered November 25, 2015. The bankruptcy proceeding remains ongoing, and there is no guaranty that the claims will be paid or otherwise satisfied in full.
At December 31, 2015, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
At December 31, 2015, the Company had commitments totaling $38.4 million, of which $34.5 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the $38.4 million of total commitments, $38.3 million is expected to be funded during fiscal year 2016. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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
The Company leases its current corporate office space and certain operating equipment under non-cancelable agreements from unrelated third parties. Total rental expense included in general and administrative expense amounted to $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company is also a lessee under eight long-term, non-cancelable ground leases under which it is obligated to pay

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

monthly rent. Total rental expense included in property costs amounted to $1.2 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. Ground leases are subleased to unrelated third parties, and the corresponding rental revenue is recorded in rentals on the accompanying consolidated statements of operations.
The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2016	$1,215	$598	$1,813
2017	1,281	605	1,886
2018	1,343	616	1,959
2019	1,353	622	1,975
2020	1,356	634	1,990
Thereafter	12,316	1,860	14,176
Total	$18,864	$4,935	$23,799
Note 10. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Derivatives:
Interest rate swaps financial liabilities	$(934)	$—	$(934)	$—
December 31, 2014
Derivatives:
Interest rate swaps financial liabilities	$(1,122)	$—	$(1,122)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2015 and 2014 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
December 31, 2015
Long-lived assets held and used	$60,298	$(3,207)	$—	$—	$63,505	$(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(14,617)
						$(69,768)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(20,074)
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2015 and 2014. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The estimated fair values of the loans receivable, Revolving Credit Facilities, Term Loan, Convertible Notes and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The loans receivable, Revolving Credit Facilities, Term Loan, Convertible Notes and the mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$104,003	$110,019	$109,425	$115,747
Revolving Credit Facilities, net (1)	—	—	15,114	15,254
Term Loan, net (2)	322,902	338,366	—	—
Convertible Notes, net (2)	690,098	713,095	678,190	729,231
Mortgages and notes payable, net (2)	3,079,787	3,220,239	3,629,998	3,899,950
(1) As of December 31, 2014, only amounts under the Line of Credit were outstanding and net of unamortized deferred financing costs.
(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Note 11. Significant Credit and Revenue Concentration
As of December 31, 2015 and 2014, the Company’s real estate investments are operated by 438 and 454 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended December 31, 2015 and 2014, contributed 9.1% and 14.0% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 4% or more of the Company’s Normalized Revenue during any of the periods presented. As of December 31, 2015 and 2014, the Company's net investment in Shopko properties represents approximately 6.9% and 10.7%, respectively, of the Company's total assets and the Company's real estate investment in Shopko represents approximately 9.0% and 13.1%, respectively, of the Company’s total real estate investment portfolio.

Note 12. Discontinued Operations

Effective January 1, 2014, the Company adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, under which only disposals representing a strategic shift in operations of the Company and that have (or will have) a major effect on the Company’s operations and financial results are to be presented as discontinued operations. Properties that were reported as held for sale as of December 31, 2013, will be presented in discontinued operations until the properties are disposed of. As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, will continue to be reclassified to discontinued operations. The following sets forth the results of discontinued operations (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rent	$447	$1,206	$8,304
Non-cash rent	—	(80)	21
Other	17	2,972	433
Total revenues	464	4,098	8,758
Expenses:
General and administrative	4	15	9
Property costs	328	298	1,009
Interest	—	—	241
Depreciation and amortization	—	—	3,545
Impairments	34	417	7,134
Total expenses	366	730	11,938
Gain (loss) from discontinued operations before other income	98	3,368	(3,180)
Other income:
Gain on debt extinguishment	—	—	1,028
Other	—	—	75
Total other income	—	—	1,103
Income (loss) from discontinued operations	98	3,368	(2,077)
Gain on disposition of assets	590	488	36,926
Total discontinued operations	$688	$3,856	$34,849
Number of properties disposed of during period	2	6	22

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Note 13. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2015	2014	2013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$30,555	$5,001	$149,156
Net real estate and other collateral assets surrendered to lender	7,384	—	6,921
Reduction of debt in exchange for collateral assets	7,904	—	7,949
Debt assumed through real estate property acquisition	—	10,528	—
Accrued interest capitalized to principal (1)	6,035	2,598	—
Accrued performance share dividend rights	564	565	163
Financing of a tenant lease settlement	—	—	650
Net assets acquired in Merger in exchange for common stock	—	—	1,734,315
Common stock registered in exchange for net assets acquired	—	—	2,025,737
Supplemental Cash Flow Disclosures:
Interest paid	$206,115	$209,032	$154,919
Taxes paid, net of refunds	1,919	2,416	1,549
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
Note 14. Incentive Award Plan and Employee Benefit Plan
Incentive Award Plan
Under the Incentive Award Plan, the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Incentive Award Plan. As of December 31, 2015, 1.2 million shares remained available for award under the Incentive Award Plan.
Restricted Shares of Common Stock
During the year ended December 31, 2015, the Company granted 0.5 million restricted shares under the Incentive Award Plan to certain executive officers, employees and members of the Board of Directors. The fair value of the restricted stock grants was determined based on the Company's closing stock price on the date of grant. The Company recorded $5.7 million in deferred compensation associated with these grants, which will be recognized in expense over the requisite service period.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table summarizes restricted share activity under the Incentive Award Plan:

	2015		2014
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	1,299,807	$9.12	1,777,652	$8.41
Shares granted	495,688	11.87	372,974	10.85
Shares vested	(1,005,088)	8.77	(846,102)	8.37
Shares forfeited	(19,404)	11.53	(4,717)	10.60
Outstanding non-vested shares, end of year	771,003	$11.29	1,299,807	$9.12
(1) Grant date fair value.
Historical staff turnover rates are used by the Company to estimate the forfeiture rate for its non-vested shares. Accordingly, changes in actual forfeiture rates will affect stock-based compensation expense during the applicable period.
Performance Share Awards

Since August 2013, performance share awards have been granted to executive officers upon approval from the Board of Directors or committee thereof. These awards are granted at a target number of units and represent shares that are potentially issuable in the future. The performance share awards vest based on the Company’s stock price and dividend performance, TSR, at the end of, generally, three-year periods relative to a group of industry peers. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value of the performance share awards was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period.

In addition, final shares issued under each performance share award entitle its holder to a cash payment equal to the aggregate declared dividends with record dates during the performance period, beginning on the grant date and ending the day before the awards are released. The projected shares to be awarded are not considered issued under the Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table summarizes performance share award activity under the Incentive Award Plan:

	2015		2014
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	610,797	$13.49	367,914	$13.45
Grants at target (1)	279,199	14.78	242,883	13.56
Earned above performance target (2)	387,027	13.45	—	—
Vested (3)	(804,298)	13.46	—	—
Outstanding non-vested awards, end of year	472,725	$14.28	610,797	$13.49
(1) The performance period for the 2015 performance awards began January 1, 2015 and continues through December 31, 2017, and the performance period for the 2014 performance awards began January 1, 2014 and continues through December 31, 2016.
(2) Represents shares that were earned in excess of target for the grants whose performance period ended on December 31, 2015.
(3) The number of shares that vested in 2015 includes 134,932 shares released at target in connection with a qualifying termination of a participant. Dividend rights of $1.1 million associated with all shares released were paid in cash during 2015.
Approximately $0.2 million and $0.7 million in dividend rights have been accrued as of December 31, 2015 and 2014, respectively. For outstanding non-vested awards at December 31, 2015, no shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the years ended December 31, 2015, 2014 and 2013, the Company recognized $13.3 million, $11.3 million and $8.8 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2015, the remaining unamortized stock-based compensation expense totaled $8.7 million, including $5.1 million related to restricted stock awards and $3.6 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.
401(k) Plan
The Company has a 401(k) Plan, which is available to full-time employees who have completed at least three months of service with the Company. Currently, the Company provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Note 15. Income (Loss) Per Share
The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share computed using the two-class method (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Basic and diluted income (loss):
Income (loss) from continuing operations	$25,064	$(50,895)	$(33,172)
Gain on disposition of assets	88,978	13,240	—
Less: income attributable to unvested restricted stock	(696)	(1,099)	(1,291)
Income (loss) used in basic and diluted loss per share from continuing operations	113,346	(38,754)	(34,463)
Income from discontinued operations	688	3,856	34,849
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$114,034	$(34,898)	$386

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	433,361,726	388,604,270	257,153,935
Less: unvested weighted average shares of restricted stock	(1,138,773)	(1,794,524)	(2,133,370)
Weighted average number of shares outstanding used in basic income (loss) per share	432,222,953	386,809,746	255,020,565
Net income (loss) per share attributable to common stockholders-basic	$0.26	$(0.09)	$0.00

Diluted weighted average shares of common stock (1)
Stock options	3,384	—	—
Unvested performance shares	319,288	—	—
Weighted average number of shares of common stock used in diluted income (loss) per share	432,545,625	386,809,746	255,020,565
Net income (loss) per share attributable to common stockholders-diluted	$0.26	$(0.09)	$0.00

Potentially dilutive shares of common stock (2)
Unvested shares of restricted stock	339,541	731,444	704,306
Unvested performance shares	—	770,688	189,530
Stock options	—	5,146	662
Total	339,541	1,507,278	894,498
(1) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be antidilutive.
(2) Due to a loss from continuing operations for 2014 and 2013, no potentially dilutive securities were included in computing loss per share of common stock during those periods as their effect would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. As the Corporation's stock price is below the conversion price, there are no potentially dilutive shares associated with the Convertible Notes.

Note 16. Costs Associated With Restructuring Activities

On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company anticipates that it will begin occupying temporary office space in the new headquarters in the spring of 2016 and that the move will be finalized by the end of 2016. As a result of

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

moving its corporate headquarters, the Company will incur various restructuring charges, including employee separation and relocation costs. The restructuring charges incurred for the year ended December 31, 2015 totaled $7.1 million and are included within restructuring charges on the accompanying consolidated statements of operations. The Company currently anticipates to incur total costs of approximately $20.0 million relating to this relocation. This amount includes an estimated $4.8 million in capitalized costs related to tenant improvements and fixtures for the new corporate headquarters. In February 2016, the Company signed a lease for the new corporate headquarters in Dallas.

Employee separation costs include severance payments, retention bonuses and pro-rated annual bonuses. Estimated separation costs were generally based on the anticipated separation date of June 30, 2016 and were recognized in December 2015, the date the employee elected to separate. Estimated separation costs are subject to change as individual separation dates may vary. Employee relocation costs include a transition bonus and reimbursement for certain moving costs, which will be recognized as the service is provided and the related liability is incurred.

The fair value of the liability for the Scottsdale office lease termination will be recognized on the earlier of the sublease date (if entered into) or the cease-use date. Other costs incurred as a direct result of the restructuring plan, such as placement fees and consulting fees, are expensed as incurred.

The following table presents a reconciliation of the liability attributable to restructuring costs incurred as of December 31, 2015, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets (in thousands):

	Employee Separation/Relocation Costs	Other Restructuring Costs	Total
Beginning balance, as of December 31, 2014	$—	$—	$—
Accruals	6,045	1,011	7,056
Payments	(291)	(839)	(1,130)
Ending balance, as of December 31, 2015	$5,754	$172	$5,926

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Note 17. Consolidated Quarterly Financial Data

The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2015 and 2014 (in thousands, except share and per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2015	(unaudited)
Total revenues	$162,287	$167,934	$168,425	$168,689	$667,335
Depreciation and amortization	66,296	64,671	64,493	65,173	260,633
Interest	57,914	56,167	54,673	54,147	222,901
Other expenses	23,086	52,766	40,353	39,370	155,575
(Loss) gain on debt extinguishment	(1,230)	3,377	342	(5,651)	(3,162)
Income (loss) from continuing operations	13,761	(2,293)	9,248	4,348	25,064
Income (loss) from discontinued operations	227	494	(41)	8	688
Net income (loss) attributable to common stockholders	25,324	60,891	17,167	11,348	114,730
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.14	$0.04	$0.03	$0.26
Diluted	$0.06	$0.14	$0.04	$0.03	$0.26
Dividends declared per common share	$0.17000	$0.17000	$0.17000	$0.17500	$0.68500

2014
Total revenues	$143,972	$151,789	$152,295	$154,815	$602,871
Depreciation and amortization	60,549	61,968	62,069	63,380	247,966
Interest	54,399	55,992	53,535	56,144	220,070
Other expenses	19,554	58,023	31,175	12,228	120,980
(Loss) gain on debt extinguishment	—	(64,708)	212	(254)	(64,750)
Income (loss) from continuing operations	9,470	(88,902)	5,728	22,809	(50,895)
Income (loss) from discontinued operations	3,047	371	691	(253)	3,856
Net income (loss) attributable to common stockholders	14,239	(89,821)	7,670	34,113	(33,799)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.24)	$0.02	$0.08	$(0.09)
Diluted	$0.04	N/A	$0.02	$0.08	N/A
Dividends declared per common share	$0.16625	$0.16625	$0.16625	$0.17000	$0.66875
Note 18. Subsequent Events

On February 18, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $200.0 million of the Company's common stock in the open market or through private transactions from time to time over the next 18 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2015 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2015, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, internal control over financial reporting was effective.
Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On February 23, 2016, we entered into an amendment to the employment agreement of Phillip D. Joseph, Jr., our Chief Financial Officer, Executive Vice President and Treasurer. The amendment provides that Mr. Joseph is eligible to receive an annual discretionary incentive payment under the Company’s annual bonus plan, as may be in effect from time to time, based on a target bonus opportunity equal to 125% (originally 100%), and a maximum bonus opportunity equal to 200% (originally 150%), of his base salary, respectively. Additionally, the amendment increases Mr. Joseph’s base salary to $415,000 (originally $400,000), effective January 1, 2016. Any annual bonus plan incentive payment will be based upon the attainment of one or more pre-established performance criteria set by the Board of Directors (or a committee thereof), in its sole discretion.
We are currently in the midst of a search for a new general counsel. We expect our employment relationship with our current general counsel to terminate on March 4, 2016. We are currently seeking to negotiate a severance agreement with our current general counsel. We cannot assure you that we will be able to reach a separation on mutually agreeable terms.
On February 18, 2016, the Compensation Committee of the Board of Directors of Spirit Realty Capital, Inc. approved a 2016 bonus program applicable to its executive officers, Tom H. Nolan, Phillip D. Joseph, Jr. Gregg A. Seibert and Mark L. Manheimer. Prior to its approval, the Compensation Committee engaged in a review of its incentive compensation program, with the assistance of its independent compensation consultant, Towers Watson.
Under the 2016 Bonus Program, the executives will be eligible to earn cash bonuses based on the Company’s achievement in 2016 of performance goals relating to (i) Adjusted Funds From Operations (a supplemental non-GAAP financial measure defined in this Annual Report on Form 10-K ); (ii) ratio of debt to EBITDA (a supplemental non-GAAP financial measure meaning earnings of the Company before interest, taxes, depreciation and amortization); (iii) weighted average occupancy levels of Company real estate assets; and (iv) acquisition volume, as well as each executive’s achievement of individual performance goals. In determining each executive’s actual bonus under the 2016 Bonus Program, the goals will be weighted as follows for the applicable executive:

Executive	AFFO	Debt to EBITDA	Occupancy	Acquisitions	Individual Performance
Thomas H. Nolan	17.5%	17.5%	17.5%	17.5%	30%
Phillip D. Joseph, Jr.	17.5%	26.25%	13.125%	13.125%	30%
Gregg A. Seibert	17.5%	8.75%	8.75%	35%	30%
Mark L. Manheimer	17.5%	8.75%	21.875%	21.875%	30%

Each executive must be employed by the Company through the date on which the Company pays bonuses under the 2016 Bonus Program in order to be eligible to receive a bonus under the program.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2015 and 2014.
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Comprehensive Income (Loss) for the Years December 31, 2015, 2014 and 2013.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation.
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015.

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

Exhibit No.	Description
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

10.27*
Employment Letter Agreement between Spirit Realty Capital, Inc. and Philip D. Joseph, Jr. dated as of October 14, 2015 filed within as Exhibit 10.27 of the Company's Annual Report on Form 10-K on February 26, 2016.

Exhibit No.	Description
10.28*
First Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr, dated as of February 23, 2016 filed within as Exhibit 10.28 of the Company's Annual Report on Form 10-K on February 26, 2016.

10.29
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

10.31
Third Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of August 27, 2015 filed as Exhibit 10.2 of the Company's Form 8-K on August 28, 2015 and incorporated herein by reference.

10.32
Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark Manheimer, dated as of August 27, 2015 filed as Exhibit 10.3 of the Company's Form 8-K on August 28, 2015 and incorporated herein by reference.

10.33
Term Loan Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Bank of America, N.A., as the administrative agent, dated as of November 3, 2015, filed as Exhibit 10.1 to the Company's Form 8-K on November 6, 2015 and incorporated herein by reference.

10.34*
First Amendment to the Credit Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated as of November 3, 2015, filed within as Exhibit 10.34 to the Company's Annual Report Form 10-K on February 26, 2016.

10.35*
Credit Agreement Guaranty dated as of March 31, 2015 in favor of Wells Fargo Bank National Association, the Administrative Agent for the lenders, and among Spirit Realty, L.P., filed within as Exhibit 10.35 of the Company's Annual Report on Form 10-K on February 26, 2016.

10.36*
The 2016 executive cash bonus program, was approved by the Compensation Committee of the Board of Directors of Spirit Realty Capital, Inc.on February 18, 2016 and is filed within as Exhibit 10.36 of the Company's Annual Report on Form 10-K on February 26, 2016.

14.1	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc. filed as Exhibit 14.1 to its Annual Report on Form 10-K on March 5, 2013 and incorporated herein by reference.

16.1
Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013 filed as Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2015.

23.1*	Consent of Ernst & Young LLP the Company's Independent Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**
The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

General Merchandise
Aberdeen, SD	(d)	$3,857	$3,348	$—	$—	$3,857	$3,348	$7,205	$(1,352)	1984	05/31/06	15 to 30 Years
Ainsworth, NE	(a)	360	1,829	—	—	360	1,829	2,189	(399)	2007	12/08/09	12 to 47 Years
Alamogordo, NM	(a)	476	560	—	—	476	560	1,036	(78)	2006	07/17/13	8 to 40 Years
Albany, MO	(b)	66	410	—	—	66	410	476	(138)	1990	05/31/06	15 to 30 Years
Albert Lea, MN	(d)	2,526	3,141	—	—	2,526	3,141	5,667	(1,638)	1985	05/31/06	15 to 20 Years
Allegan, MI	(b)	741	1,198	—	—	741	1,198	1,939	(495)	2000	05/31/06	15 to 30 Years
Anderson, SC	8,160	4,770	6,883	—	—	4,770	6,883	11,653	(1,503)	1993	07/17/13	8 to 21 Years
Anderson, SC	(a)	351	966	—	—	351	966	1,317	(76)	1992	07/17/13	10 to 41 Years
Appleton, WI	(d)	4,898	5,804	—	—	4,898	5,804	10,702	(1,985)	1971	05/31/06	15 to 30 Years
Arcadia, WI	(b)	673	983	—	—	673	983	1,656	(507)	2000	05/31/06	15 to 30 Years
Archbold, OH	(b)	631	1,229	—	—	631	1,229	1,860	(506)	2000	05/31/06	15 to 30 Years
Attica, IN	(b)	550	1,116	—	—	550	1,116	1,666	(468)	1999	05/31/06	15 to 30 Years
Austin, MN	(d)	4,246	4,444	—	—	4,246	4,444	8,690	(1,694)	1983	05/31/06	15 to 30 Years
Baton Rouge, LA	(a)	328	996	—	—	328	996	1,324	(90)	1999	07/17/13	10 to 40 Years
Bay City, TX	(d)	1,192	3,250	—	—	1,192	3,250	4,442	(619)	1990	07/17/13	3 to 20 Years
Beeville, TX	(a)	101	1,814	—	—	101	1,814	1,915	(108)	2004	07/17/13	10 to 45 Years
Bellevue, NE	(d)	3,269	3,482	—	—	3,269	3,482	6,751	(1,355)	1984	05/31/06	15 to 30 Years
Beloit, WI	(d)	3,191	4,414	—	—	3,191	4,414	7,605	(2,260)	1978	05/31/06	15 to 20 Years
Belvidere, IL	(d)	3,061	3,609	—	—	3,061	3,609	6,670	(1,406)	1995	05/31/06	15 to 30 Years
Bethany, MO	(b)	648	379	—	—	648	379	1,027	(285)	1974	05/31/06	15 to 20 Years
Billings, MT	(d)	3,035	4,509	(259)	—	2,776	4,509	7,285	(1,618)	1990	05/31/06	15 to 30 Years
Bloomfield, IN	(b)	639	940	—	—	639	940	1,579	(433)	1999	05/31/06	15 to 30 Years
Boise, ID	(d)	2,036	5,555	—	—	2,036	5,555	7,591	(1,914)	1989	05/31/06	15 to 30 Years
Borger, TX	(d)	907	3,243	—	—	907	3,243	4,150	(520)	1991	07/17/13	3 to 25 Years
Burlington, KS	(b)	371	565	—	—	371	565	936	(325)	1990	05/31/06	15 to 20 Years
Calumet City, IL	(a)	393	949	—	—	393	949	1,342	(96)	1977	07/17/13	9 to 32 Years
Carrollton, MO	(b)	352	345	—	—	352	345	697	(248)	1994	07/21/11	9 to 20 Years
Centerville, TN	(b)	420	776	—	—	420	776	1,196	(342)	2000	05/31/06	15 to 30 Years
Charlotte, NC	(a)	371	598	—	—	371	598	969	(87)	1957	07/17/13	8 to 25 Years
Chiefland, FL	(a)	376	1,206	—	—	376	1,206	1,582	(100)	2007	07/17/13	10 to 47 Years
Clanton, AL	(a)	350	816	—	—	350	816	1,166	(69)	2007	07/17/13	10 to 46 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Clare, MI	(b)	1,219	760	—	—	1,219	760	1,979	(498)	2000	05/31/06	15 to 30 Years
Clarion, IA	(b)	365	812	—	—	365	812	1,177	(341)	2000	05/31/06	15 to 30 Years
Clintonville, WI	(b)	495	1,089	—	—	495	1,089	1,584	(568)	1978	05/31/06	15 to 20 Years
De Pere, WI	(d)	264	1,681	—	—	264	1,681	1,945	(541)	2000	05/31/06	15 to 30 Years
De Pere, WI	(d)	1,275	2,113	—	—	1,275	2,113	3,388	(711)	2005	05/31/06	15 to 40 Years
Delavan, WI	(d)	1,752	4,387	(118)	—	1,634	4,387	6,021	(1,584)	1995	05/31/06	15 to 30 Years
Denver, CO	(b)	7,839	9,299	—	—	7,839	9,299	17,138	(1,949)	1991	07/17/13	5 to 17 Years
Dixon, IL	(d)	1,502	2,810	—	—	1,502	2,810	4,312	(1,081)	1993	05/31/06	15 to 30 Years
Dowagiac, MI	(b)	762	984	—	—	762	984	1,746	(441)	2000	05/31/06	15 to 30 Years
Duluth, MN	(d)	4,722	6,955	—	—	4,722	6,955	11,677	(2,413)	1993	05/31/06	15 to 30 Years
Dyersville, IA	(b)	381	1,082	—	—	381	1,082	1,463	(423)	2000	05/31/06	15 to 30 Years
Escanaba, MI	(d)	3,030	3,321	—	—	3,030	3,321	6,351	(1,637)	1971	05/31/06	15 to 28 Years
Essex, MD	(a)	294	1,973	—	—	294	1,973	2,267	(121)	1998	07/17/13	10 to 45 Years
Estherville, IA	(b)	630	463	—	—	630	463	1,093	(336)	1976	05/31/06	15 to 20 Years
Fairmont, MN	(d)	2,393	3,546	—	—	2,393	3,546	5,939	(1,284)	1984	05/31/06	15 to 30 Years
Fairview Heights, IL	(d)	1,418	2,383	—	—	1,418	2,383	3,801	(823)	1990	07/17/13	3 to 10 Years
Fergus Falls, MN	(b)	738	1,175	—	—	738	1,175	1,913	(584)	1986	05/31/06	15 to 20 Years
Flagstaff, AZ	(d)	1,474	1,321	—	—	1,474	1,321	2,795	(11)	2001	11/02/15	15 to 30 Years
Foley, AL	(d)	1,240	2,983	—	—	1,240	2,983	4,223	(124)	1994	05/08/15	9 to 20 Years
Fond du Lac, WI	(d)	4,110	5,210	—	—	4,110	5,210	9,320	(1,783)	1985	05/31/06	15 to 30 Years
Forrest City, AR	(a)	331	860	—	—	331	860	1,191	(67)	2002	07/17/13	10 to 45 Years
Fort Atkinson, WI	(d)	1,005	2,873	—	—	1,005	2,873	3,878	(1,043)	1984	05/31/06	15 to 30 Years
Fountain Valley, CA	(d)	9,470	13,326	—	—	9,470	13,326	22,796	(591)	1968	12/30/14	11 to 30 Years
Freeport, IL	(d)	1,941	2,431	—	—	1,941	2,431	4,372	(1,077)	1994	05/31/06	15 to 30 Years
Gallatin, MO	(b)	57	405	—	—	57	405	462	(142)	1990	05/31/06	15 to 30 Years
Glasgow, MT	(b)	772	1,623	—	—	772	1,623	2,395	(667)	1998	05/31/06	15 to 30 Years
Glenwood, MN	(b)	775	1,404	—	—	775	1,404	2,179	(478)	1996	05/31/06	15 to 40 Years
Gothenburg, NE	(a)	391	1,798	—	—	391	1,798	2,189	(392)	2007	12/08/09	12 to 47 Years
Grafton, WI	(d)	2,952	4,206	—	—	2,952	4,206	7,158	(1,608)	1989	05/31/06	15 to 30 Years
Grand Island, NE	(d)	3,401	5,497	—	—	3,401	5,497	8,898	(2,108)	1983	05/31/06	15 to 30 Years
Green Bay, WI	(d)	6,155	6,298	—	—	6,155	6,298	12,453	(2,153)	1979	05/31/06	15 to 30 Years
Green Bay, WI	(d)	8,698	12,160	—	—	8,698	12,160	20,858	(5,517)	2000	05/31/06	15 to 28 Years
Green Bay, WI	(d)	1,269	1,937	—	—	1,269	1,937	3,206	(655)	2005	05/31/06	15 to 40 Years
Green Bay, WI	(d)	4,788	4,605	—	—	4,788	4,605	9,393	(2,308)	1966	05/31/06	15 to 28 Years
Greenfield, OH	(b)	555	1,041	—	—	555	1,041	1,596	(439)	2000	05/31/06	15 to 30 Years
Griffin, GA	(a)	459	1,322	—	—	459	1,322	1,781	(100)	2007	07/17/13	10 to 49 Years
Grovetown, GA	(a)	425	933	—	—	425	933	1,358	(82)	2007	07/17/13	10 to 45 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Harrisonville, MO	(a)	316	466	—	—	316	466	782	(71)	1996	07/17/13	8 to 33 Years
Hart, MI	(b)	565	1,377	—	—	565	1,377	1,942	(522)	1999	05/31/06	15 to 30 Years
Hartsville, SC	(a)	536	813	—	—	536	813	1,349	(113)	2007	07/17/13	10 to 37 Years
Havana, IL	(b)	526	813	—	—	526	813	1,339	(360)	2000	05/31/06	15 to 30 Years
Helena, MT	(d)	3,176	5,583	(724)	—	2,452	5,583	8,035	(1,945)	1992	05/31/06	15 to 30 Years
Hodgenville, KY	(d)	709	838	—	—	709	838	1,547	(403)	1999	05/31/06	15 to 30 Years
Houghton, MI	(d)	1,963	4,025	—	—	1,963	4,025	5,988	(1,622)	1994	05/31/06	15 to 30 Years
Hutchinson, MN	(d)	2,793	4,108	—	—	2,793	4,108	6,901	(1,474)	1991	05/31/06	15 to 30 Years
Jacksonville, IL	(d)	3,603	3,569	—	—	3,603	3,569	7,172	(1,756)	1996	05/31/06	15 to 30 Years
Janesville, WI	(d)	3,166	4,808	—	—	3,166	4,808	7,974	(2,329)	1980	05/31/06	15 to 28 Years
Kennewick, WA	(d)	4,044	5,347	—	—	4,044	5,347	9,391	(1,970)	1989	05/31/06	15 to 30 Years
Kenosha, WI	(d)	3,079	4,259	—	—	3,079	4,259	7,338	(2,174)	1980	05/31/06	15 to 20 Years
Kewaunee, WI	(b)	872	758	—	—	872	758	1,630	(458)	2000	05/31/06	15 to 30 Years
Kimberly, WI	(d)	3,550	4,749	—	—	3,550	4,749	8,299	(2,243)	1979	05/31/06	15 to 28 Years
Kingsford, MI	(d)	3,736	3,570	—	—	3,736	3,570	7,306	(1,805)	1970	05/31/06	15 to 28 Years
La Crosse, WI	(d)	2,896	3,810	—	—	2,896	3,810	6,706	(1,881)	1978	05/31/06	15 to 20 Years
Lake Hallie, WI	(d)	2,627	3,965	—	—	2,627	3,965	6,592	(1,732)	1982	05/31/06	15 to 30 Years
Lancaster, WI	(b)	581	1,018	—	—	581	1,018	1,599	(438)	1999	05/31/06	15 to 30 Years
Lander, WY	(b)	289	589	—	—	289	589	878	(318)	1974	05/31/06	15 to 20 Years
Largo, FL	(a)	758	1,025	—	—	758	1,025	1,783	(89)	1999	07/17/13	9 to 36 Years
Layton, UT	(d)	2,950	3,408	—	—	2,950	3,408	6,358	(1,300)	1988	05/31/06	15 to 30 Years
Lewiston, ID	(d)	409	2,999	—	—	409	2,999	3,408	(1,502)	1987	05/31/06	15 to 20 Years
Livingston, TN	(d)	429	822	—	—	429	822	1,251	(352)	2000	05/31/06	15 to 30 Years
Logan, UT	(d)	454	3,453	—	—	454	3,453	3,907	(1,721)	1989	05/31/06	15 to 20 Years
Madison, SD	(b)	1,060	1,015	—	—	1,060	1,015	2,075	(620)	1975	05/31/06	15 to 20 Years
Manistique, MI	(b)	659	1,223	—	—	659	1,223	1,882	(514)	2000	05/31/06	15 to 30 Years
Manitowoc, WI	(d)	2,573	4,011	—	—	2,573	4,011	6,584	(2,021)	1977	05/31/06	15 to 28 Years
Mankato, MN	(d)	6,167	4,861	—	—	6,167	4,861	11,028	(2,356)	1971	05/31/06	15 to 28 Years
Mansfield, TX	(a)	859	599	—	—	859	599	1,458	(75)	2007	07/17/13	10 to 34 Years
Marinette, WI	(d)	1,452	3,736	—	—	1,452	3,736	5,188	(1,372)	1990	05/31/06	15 to 30 Years
Marion, KY	(b)	724	765	—	—	724	765	1,489	(396)	2000	05/31/06	15 to 30 Years
Marquette, MI	(d)	4,423	5,774	—	—	4,423	5,774	10,197	(2,809)	1969	05/31/06	15 to 20 Years
Marshall, MN	(d)	4,152	2,872	—	—	4,152	2,872	7,024	(1,582)	1972	05/31/06	15 to 28 Years
Marshfield, WI	(d)	3,272	4,406	—	—	3,272	4,406	7,678	(2,086)	1968	05/31/06	15 to 28 Years
Mason City, IA	(d)	2,186	3,888	—	—	2,186	3,888	6,074	(1,905)	1985	05/31/06	15 to 28 Years
Memphis, MO	(b)	448	313	—	—	448	313	761	(218)	1983	05/31/06	15 to 20 Years
Mineral Wells, TX	(a)	448	878	—	—	448	878	1,326	(81)	2008	07/17/13	10 to 42 Years
Minerva, OH	(b)	1,103	902	—	—	1,103	902	2,005	(523)	2000	05/31/06	15 to 30 Years
Missoula, MT	(d)	4,123	5,253	—	—	4,123	5,253	9,376	(2,473)	1987	05/31/06	15 to 28 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Mitchell, IN	(b)	554	791	—	—	554	791	1,345	(374)	2000	05/31/06	15 to 30 Years
Mitchell, SD	(d)	3,918	3,126	—	—	3,918	3,126	7,044	(1,596)	1973	05/31/06	15 to 28 Years
Monmouth, IL	(d)	2,037	1,166	—	—	2,037	1,166	3,203	(818)	1971	05/31/06	15 to 20 Years
Monroe, WI	(d)	1,526	4,027	—	—	1,526	4,027	5,553	(1,453)	1994	05/31/06	15 to 30 Years
Monticello, IL	(b)	641	1,172	—	—	641	1,172	1,813	(487)	1999	05/31/06	15 to 30 Years
Montpelier, OH	(b)	557	1,130	—	—	557	1,130	1,687	(464)	2000	05/31/06	15 to 30 Years
Mount Ayr, IA	(b)	228	666	—	—	228	666	894	(251)	1995	05/31/06	15 to 30 Years
Mount Carmel, IL	(b)	972	1,602	—	—	972	1,602	2,574	(870)	2000	05/31/06	15 to 20 Years
Murfreesboro, TN	(d)	3,413	6,727	—	—	3,413	6,727	10,140	(320)	1985	02/25/15	9 to 20 Years
Navasota, TX	(a)	322	868	—	—	322	868	1,190	(80)	2007	07/17/13	10 to 44 Years
Neenah, WI	(d)	2,944	5,595	(38)	—	2,906	5,595	8,501	(1,951)	1990	05/31/06	15 to 30 Years
New London, WI	1,778	1,008	2,094	—	—	1,008	2,094	3,102	(503)	1991	07/17/13	3 to 18 Years
Newaygo, MI	(b)	633	1,155	—	—	633	1,155	1,788	(474)	2000	05/31/06	15 to 30 Years
Norfolk, NE	(d)	2,701	2,912	—	—	2,701	2,912	5,613	(1,315)	1984	05/31/06	15 to 30 Years
Oconto, WI	(b)	496	1,176	—	—	496	1,176	1,672	(493)	2000	05/31/06	15 to 30 Years
Ogden, UT	(d)	2,448	3,864	—	—	2,448	3,864	6,312	(1,401)	1988	05/31/06	15 to 30 Years
Okeechobee, FL	(a)	409	1,298	—	—	409	1,298	1,707	(95)	2006	07/17/13	10 to 47 Years
Omaha, NE	(d)	5,320	4,086	—	—	5,320	4,086	9,406	(1,537)	1985	05/31/06	15 to 30 Years
Omaha, NE	(d)	5,477	3,986	—	—	5,477	3,986	9,463	(1,492)	1984	05/31/06	15 to 30 Years
Onalaska, WI	(d)	2,468	4,392	—	—	2,468	4,392	6,860	(1,588)	1989	05/31/06	15 to 30 Years
O'Neill, NE	(a)	400	1,752	—	—	400	1,752	2,152	(427)	1972	12/08/09	12 to 47 Years
Osceola, IA	(b)	322	422	—	—	322	422	744	(227)	1978	05/31/06	15 to 20 Years
Oshkosh, WI	(d)	3,594	4,384	—	—	3,594	4,384	7,978	(1,577)	1984	05/31/06	15 to 30 Years
Peoria, IL	4,950	2,407	5,452	—	—	2,407	5,452	7,859	(467)	2006	07/17/13	2 to 40 Years
Perry, IA	(b)	651	1,015	—	—	651	1,015	1,666	(463)	1998	05/31/06	15 to 30 Years
Port Washington, WI	(d)	436	1,427	—	—	436	1,427	1,863	(484)	1982	05/31/06	15 to 40 Years
Powell, WY	(b)	1,264	859	—	—	1,264	859	2,123	(510)	1985	05/31/06	15 to 20 Years
Quincy, IL	(d)	3,510	4,916	—	—	3,510	4,916	8,426	(2,401)	1986	05/31/06	15 to 28 Years
Racine, WI	(d)	3,076	5,305	—	—	3,076	5,305	8,381	(2,439)	1979	05/31/06	15 to 20 Years
Rawlins, WY	(b)	430	581	—	—	430	581	1,011	(350)	1971	05/31/06	15 to 20 Years
Redding, CA	(d)	7,043	5,255	—	—	7,043	5,255	12,298	(1,915)	1989	05/31/06	15 to 30 Years
Rensselaer, NY	(a)	705	657	—	—	705	657	1,362	(263)	1971	07/17/13	3 to 13 Years
Rice Lake, WI	(d)	1,535	3,407	—	—	1,535	3,407	4,942	(1,350)	1995	05/31/06	15 to 30 Years
River Falls, WI	(d)	1,787	4,283	—	—	1,787	4,283	6,070	(1,565)	1994	05/31/06	15 to 30 Years
Rochester, MN	(d)	6,466	4,232	—	—	6,466	4,232	10,698	(2,180)	1981	05/31/06	15 to 28 Years
Rochester, MN	(d)	6,189	4,511	—	—	6,189	4,511	10,700	(2,256)	1981	05/31/06	15 to 20 Years
Rockville, IN	(b)	628	939	—	—	628	939	1,567	(425)	1999	05/31/06	15 to 30 Years
Rome, NY	(a)	436	699	—	—	436	699	1,135	(90)	1996	07/17/13	10 to 28 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Rothschild, WI	(d)	2,685	4,231	—	—	2,685	4,231	6,916	(2,122)	1977	05/31/06	15 to 23 Years
Sandersville, GA	(a)	503	751	—	—	503	751	1,254	(75)	2006	07/17/13	10 to 45 Years
Sheboygan, WI	(d)	2,973	4,340	—	—	2,973	4,340	7,313	(1,768)	1993	05/31/06	15 to 30 Years
Shreveport, LA	(a)	374	490	—	—	374	490	864	(88)	2001	07/17/13	10 to 31 Years
Sioux Falls, SD	(d)	4,907	4,023	—	—	4,907	4,023	8,930	(2,028)	1987	05/31/06	15 to 28 Years
Smithville, TN	(b)	570	733	(15)	—	555	733	1,288	(364)	2000	05/31/06	15 to 30 Years
Somerville, TN	(b)	345	537	—	—	345	537	882	(265)	2000	05/31/06	15 to 30 Years
Spencer, IN	1,325	971	2,483	—	—	971	2,483	3,454	(405)	1987	07/17/13	4 to 22 Years
Spokane, WA	(d)	1,014	3,005	—	—	1,014	3,005	4,019	(1,280)	1987	05/31/06	15 to 23 Years
St. Cloud, MN	(d)	3,749	4,884	—	—	3,749	4,884	8,633	(2,389)	1985	05/31/06	15 to 20 Years
St. Cloud, MN	(d)	5,033	6,589	—	—	5,033	6,589	11,622	(2,331)	1991	05/31/06	15 to 30 Years
Stevens Point, WI	(d)	1,383	5,401	—	—	1,383	5,401	6,784	(2,340)	1985	05/31/06	15 to 20 Years
Sturgis, SD	(b)	402	717	—	—	402	717	1,119	(389)	1984	05/31/06	15 to 20 Years
Sullivan, IL	(b)	557	879	—	—	557	879	1,436	(396)	1999	05/31/06	15 to 30 Years
Sweetwater, TX	(a)	415	1,097	—	—	415	1,097	1,512	(90)	2006	07/17/13	10 to 47 Years
Thermopolis, WY	(a)	589	1,600	—	—	589	1,600	2,189	(358)	2007	12/08/09	12 to 47 Years
Tuscola, IL	(b)	724	897	—	—	724	897	1,621	(439)	2000	05/31/06	15 to 30 Years
Union Gap, WA	(d)	481	4,079	—	—	481	4,079	4,560	(1,994)	1991	05/31/06	15 to 23 Years
Walla Walla, WA	(d)	2,283	1,955	—	—	2,283	1,955	4,238	(770)	1989	05/31/06	15 to 30 Years
Washington, IA	(b)	719	865	—	—	719	865	1,584	(503)	1973	05/31/06	15 to 20 Years
Washington, IL	(d)	1,195	1,441	—	—	1,195	1,441	2,636	(618)	1989	07/17/13	2 to 10 Years
Watertown, SD	(d)	3,064	3,519	—	—	3,064	3,519	6,583	(1,301)	1985	05/31/06	15 to 30 Years
Watertown, WI	(d)	3,124	4,436	—	—	3,124	4,436	7,560	(2,150)	1972	05/31/06	15 to 20 Years
Waukon, IA	(b)	604	971	—	—	604	971	1,575	(429)	1998	05/31/06	15 to 30 Years
West Valley City, UT	(d)	2,780	4,005	—	—	2,780	4,005	6,785	(1,551)	1989	05/31/06	15 to 30 Years
Whiteville, NC	(d)	1,119	1,676	—	—	1,119	1,676	2,795	(395)	1988	07/17/13	7 to 30 Years
Wichita, KS	(a)	236	741	—	—	236	741	977	(57)	1990	07/17/13	10 to 42 Years
Wilton, NY	(a)	1,348	2,165	—	—	1,348	2,165	3,513	(375)	2000	07/17/13	8 to 27 Years
Winona, MN	(d)	3,413	4,436	—	—	3,413	4,436	7,849	(2,303)	1986	05/31/06	15 to 20 Years
Wisconsin Rapids, WI	(d)	3,689	4,806	—	—	3,689	4,806	8,495	(2,316)	1969	05/31/06	15 to 28 Years
Woodsfield, OH	(b)	691	1,009	—	—	691	1,009	1,700	(464)	2000	05/31/06	15 to 30 Years
Worthington, MN	(d)	2,861	3,767	—	—	2,861	3,767	6,628	(1,399)	1984	05/31/06	15 to 30 Years

Restaurants - Casual Dining
Addison, TX	(a)	1,615	2,476	—	—	1,615	2,476	4,091	(881)	1998	07/01/05	15 to 30 Years
Adrian, MI	(d)	652	1,233	—	—	652	1,233	1,885	(55)	1991	12/23/14	15 to 30 Years
Albany, GA	(a)	1,073	1,719	—	—	1,073	1,719	2,792	(187)	2003	07/17/13	12 to 33 Years
Albany, GA	(d)	744	1,340	—	—	744	1,340	2,084	(60)	1971	12/23/14	15 to 30 Years
Albany, OR	(b)	913	1,951	—	—	913	1,951	2,864	(175)	2005	07/17/13	12 to 35 Years
Albuquerque, NM	(a)	120	1,336	—	—	120	1,336	1,456	(375)	1999	07/01/05	30 to 30 Years
Albuquerque, NM	(a)	1,036	1,655	—	—	1,036	1,655	2,691	(656)	1994	07/01/05	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Albuquerque, NM	(a)	1,473	2,947	—	—	1,473	2,947	4,420	(403)	2011	07/17/13	10 to 33 Years
Alcoa, TN	(a)	228	219	—	—	228	219	447	(101)	1982	11/02/07	15 to 30 Years
Alcoa, TN	(a)	483	318	—	—	483	318	801	(151)	1978	11/02/07	15 to 30 Years
Alexandria, VA	(a)	1,024	202	—	12	1,024	214	1,238	(131)	1979	12/19/06	11 to 20 Years
Alvin, TX	(a)	256	585	—	—	256	585	841	(527)	1997	12/30/04	10 to 15 Years
Apple Valley, MN	(a)	1,119	1,055	—	—	1,119	1,055	2,174	(419)	1999	09/24/04	15 to 30 Years
Appleton, WI	(a)	727	1,329	—	9	727	1,338	2,065	(558)	1993	12/29/06	7 to 30 Years
Ardmore, OK	(a)	1,332	1,466	(704)	(677)	628	789	1,417	(654)	1986	02/26/07	14 to 30 Years
Arkansas city, KS	(a)	239	975	—	—	239	975	1,214	(68)	1987	06/04/14	15 to 30 Years
Arlington, TX	(a)	2,064	2,043	—	—	2,064	2,043	4,107	(718)	1995	07/01/05	15 to 30 Years
Ashland, OH	(a)	294	642	—	—	294	642	936	(108)	1971	03/18/13	13 to 20 Years
Ashtabula, OH	(a)	865	244	—	—	865	244	1,109	(143)	1975	02/06/07	15 to 30 Years
Athens, TN	(a)	197	341	—	176	197	517	714	(199)	1977	11/02/07	15 to 30 Years
Augusta, GA	(b)	1,494	2,019	—	—	1,494	2,019	3,513	(165)	2005	07/17/13	13 to 40 Years
Aurora, CO	(b)	1,017	1,743	—	—	1,017	1,743	2,760	(150)	1998	07/17/13	13 to 35 Years
Aurora, CO	(b)	1,521	1,498	—	—	1,521	1,498	3,019	(159)	1992	07/17/13	9 to 32 Years
Aurora, CO	(d)	1,151	1,742	—	—	1,151	1,742	2,893	(63)	1974	12/23/14	15 to 40 Years
Aurora, CO	(d)	1,268	1,696	—	—	1,268	1,696	2,964	(68)	2007	02/10/15	15 to 30 Years
Austell, GA	(a)	838	216	—	—	838	216	1,054	(195)	1962	02/28/06	15 to 20 Years
Austintown, OH	(a)	1,106	450	—	—	1,106	450	1,556	(205)	1991	02/06/07	15 to 30 Years
Avon, IN	(a)	899	615	—	—	899	615	1,514	(44)	2014	10/31/14	14 to 30 Years
Battle Creek, MI	(a)	423	560	—	—	423	560	983	(57)	1997	12/24/13	15 to 30 Years
Beachwood, OH	(d)	1,080	1,773	—	—	1,080	1,773	2,853	(66)	1977	12/23/14	15 to 40 Years
Beaumont, TX	(a)	1,435	1,541	—	—	1,435	1,541	2,976	(612)	1997	06/29/07	15 to 40 Years
Bellflower, CA	(a)	1,284	1,636	—	—	1,284	1,636	2,920	(70)	1970	12/19/14	15 to 30 Years
Bellflower, CA	(a)	1,273	1,501	—	—	1,273	1,501	2,774	(46)	1981	12/19/14	15 to 50 Years
Benson, AZ	(d)	313	336	—	—	313	336	649	(19)	1996	03/20/15	15 to 20 Years
Berkley, MI	(a)	390	540	—	—	390	540	930	(31)	1927	10/31/14	14 to 30 Years
Bessemer, AL	(a)	622	983	—	64	622	1,047	1,669	(131)	2002	03/29/13	8 to 29 Years
Birch Run, MI	(d)	1,852	1,290	—	—	1,852	1,290	3,142	(99)	2014	12/24/14	14 to 30 Years
Birmingham, AL	(a)	321	740	—	50	321	790	1,111	(97)	1977	03/29/13	8 to 29 Years
Birmingham, AL	(a)	512	983	—	65	512	1,048	1,560	(131)	2002	03/29/13	8 to 29 Years
Blakely, GA	(a)	288	744	—	—	288	744	1,032	(420)	1987	06/25/04	15 to 20 Years
Bloomington, IL	(a)	393	629	—	—	393	629	1,022	(56)	1986	12/24/13	15 to 30 Years
Bloomington, IL	(d)	662	1,029	—	—	662	1,029	1,691	(47)	1975	12/23/14	15 to 30 Years
Boise, ID	(a)	809	601	(400)	(259)	409	342	751	(208)	1998	06/25/04	15 to 30 Years
Bowie, MD	(a)	333	173	—	200	333	373	706	(183)	1983	11/27/06	15 to 20 Years
Bowie, MD	(a)	1,501	615	—	—	1,501	615	2,116	(267)	2004	12/31/07	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Bowling Green, KY	(a)	934	3,134	—	—	934	3,134	4,068	(295)	1997	07/17/13	10 to 34 Years
Boyne City, MI	(d)	69	938	—	—	69	938	1,007	(5)	1997	11/09/15	15 to 30 Years
Bradford, PA	(a)	368	255	—	—	368	255	623	(135)	1977	02/06/07	15 to 30 Years
Bradley, IL	(d)	1,610	1,783	—	—	1,610	1,783	3,393	(89)	1991	12/23/14	15 to 30 Years
Brandon, FL	(d)	1,358	614	—	—	1,358	614	1,972	(64)	2004	11/05/14	14 to 20 Years
Branson, MO	(a)	1,497	1,684	—	—	1,497	1,684	3,181	(717)	1994	09/23/05	15 to 30 Years
Bridgeton, MO	(a)	314	1,160	—	—	314	1,160	1,474	(89)	1994	12/24/13	15 to 30 Years
Broken Arrow, OK	(a)	1,636	1,620	—	—	1,636	1,620	3,256	(116)	2006	07/21/14	14 to 30 Years
Broken Arrow, OK	(a)	1,081	226	—	—	1,081	226	1,307	(18)	2006	12/24/13	15 to 40 Years
Brooklyn, OH	(d)	1,226	672	—	—	1,226	672	1,898	(280)	2001	02/06/07	10 to 25 Years
Bryan, TX	(a)	739	700	—	—	739	700	1,439	(392)	1988	12/30/04	15 to 20 Years
Burlington, IA	(a)	304	588	—	—	304	588	892	(254)	1996	09/23/05	15 to 30 Years
Burlington, IA	(a)	318	484	—	—	318	484	802	(214)	2006	12/04/06	15 to 30 Years
Burr Ridge, IL	(a)	759	977	16	1,584	775	2,561	3,336	(871)	1997	06/25/04	15 to 30 Years
Calera, AL	(a)	560	912	—	84	560	996	1,556	(134)	2008	03/29/13	8 to 29 Years
Canfield, OH	(a)	449	644	92	—	541	644	1,185	(259)	1973	02/06/07	15 to 30 Years
Canton, MI	(a)	2,071	1,224	—	—	2,071	1,224	3,295	(604)	1996	06/25/04	15 to 30 Years
Canton, MI	(d)	914	890	—	—	914	890	1,804	(22)	2014	06/17/15	15 to 40 Years
Canton, OH	(a)	1,325	781	—	—	1,325	781	2,106	(305)	1989	02/06/07	15 to 30 Years
Carmel, IN	(a)	851	646	—	—	851	646	1,497	(39)	2014	10/31/14	14 to 30 Years
Carrollton, GA	(a)	508	603	—	—	508	603	1,111	(208)	2000	02/28/06	15 to 40 Years
Carrollton, GA	(a)	985	725	—	—	985	725	1,710	(92)	1995	07/17/13	11 to 33 Years
Cartersville, GA	(a)	581	730	—	—	581	730	1,311	(307)	1997	02/28/06	15 to 30 Years
Cartersville, GA	(a)	439	451	—	—	439	451	890	(225)	1990	02/28/06	15 to 30 Years
Casper, WY	(a)	54	762	—	—	54	762	816	(245)	1969	12/29/06	15 to 30 Years
Chanhassen, MN	(a)	1,439	784	—	—	1,439	784	2,223	(84)	1953	05/22/14	15 to 30 Years
Charleston, IL	(a)	272	220	—	—	272	220	492	(208)	1986	09/23/05	10 to 15 Years
Charleston, SC	(a)	860	1,018	—	—	860	1,018	1,878	(241)	1988	07/17/13	8 to 15 Years
Chatsworth, GA	(a)	213	558	—	—	213	558	771	(207)	1979	11/02/07	15 to 30 Years
Chesapeake, VA	(a)	1,046	334	—	75	1,046	409	1,455	(329)	1995	06/25/04	4 to 25 Years
Cheyenne, WY	(a)	277	2,041	—	—	277	2,041	2,318	(907)	1928	12/29/06	15 to 20 Years
Chicago, IL	(a)	1,675	1,112	—	—	1,675	1,112	2,787	(420)	1999	12/29/06	15 to 30 Years
Cincinnati, OH	(a)	1,614	4,134	—	—	1,614	4,134	5,748	(252)	2013	01/15/14	9 to 40 Years
Claremont, CA	(a)	2,764	2,919	—	—	2,764	2,919	5,683	(120)	2011	12/19/14	15 to 40 Years
Clarion, PA	(a)	426	653	—	—	426	653	1,079	(272)	1976	02/06/07	15 to 30 Years
Clearwater, FL	(a)	2,226	858	—	—	2,226	858	3,084	(334)	2004	12/31/07	15 to 40 Years
Cleveland, OH	(a)	875	138	—	—	875	138	1,013	(17)	1995	12/24/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Clinton Township, MI	(d)	1,377	911	—	—	1,377	911	2,288	(58)	2003	11/05/14	14 to 30 Years
Clinton, MD	(a)	300	193	—	200	300	393	693	(150)	1980	11/27/06	13 to 20 Years
Clinton, TN	(a)	417	293	—	—	417	293	710	(152)	1994	11/02/07	15 to 30 Years
Clovis, NM	(b)	861	2,172	—	—	861	2,172	3,033	(190)	2005	07/17/13	13 to 40 Years
Colby, KS	(a)	269	567	—	—	269	567	836	(45)	1987	06/04/14	15 to 30 Years
Colonial Heights, VA	(a)	1,948	—	37	1,963	1,985	1,963	3,948	(77)	1989	10/25/13	15 to 40 Years
Colonie, NY	(a)	1,322	991	(350)	(261)	972	730	1,702	(361)	1994	12/31/07	15 to 40 Years
Colorado Springs, CO	(a)	674	519	—	—	674	519	1,193	(88)	1989	11/19/12	5 to 30 Years
Colorado Springs, CO	(b)	937	1,120	—	—	937	1,120	2,057	(152)	1998	07/17/13	8 to 25 Years
Colorado Springs, CO	(d)	1,335	1,233	—	—	1,335	1,233	2,568	(62)	1982	12/23/14	15 to 30 Years
Columbus, GA	(b)	1,199	1,911	—	—	1,199	1,911	3,110	(162)	2005	07/17/13	13 to 40 Years
Columbus, GA	(b)	2,102	1,717	—	—	2,102	1,717	3,819	(132)	1993	07/17/13	13 to 40 Years
Columbus, GA	(d)	876	1,243	—	—	876	1,243	2,119	(58)	2003	12/23/14	15 to 30 Years
Conroe, TX	(a)	942	3,274	—	—	942	3,274	4,216	(318)	1993	07/17/13	11 to 32 Years
Corry, PA	(a)	411	279	—	—	411	279	690	(163)	1977	02/06/07	15 to 30 Years
Corydon, IN	(a)	890	1,220	—	—	890	1,220	2,110	(198)	1999	07/17/13	7 to 21 Years
Council Bluffs, IA	(d)	1,070	703	—	—	1,070	703	1,773	(38)	1995	12/23/14	15 to 30 Years
Creston, IA	(a)	103	180	—	—	103	180	283	(179)	1974	12/15/05	10 to 15 Years
Crossville, TN	(a)	220	288	—	176	220	464	684	(185)	1978	11/02/07	15 to 30 Years
Culpeper, VA	(a)	367	169	—	—	367	169	536	(103)	1977	12/19/06	15 to 20 Years
Dallas, TX	(a)	1,053	412	—	—	1,053	412	1,465	(228)	1976	07/01/05	15 to 20 Years
Dallas, TX	(a)	1,366	1,699	227	—	1,593	1,699	3,292	(574)	1997	07/01/05	15 to 30 Years
Dallas, TX	(a)	2,965	9,066	—	—	2,965	9,066	12,031	(708)	1998	07/17/13	11 to 35 Years
Danville, VA	(a)	957	2,813	—	—	957	2,813	3,770	(210)	2009	08/21/13	15 to 40 Years
Danville, VA	(d)	469	1,263	—	—	469	1,263	1,732	(40)	1995	12/23/14	15 to 40 Years
Dawsonville, GA	(a)	925	828	—	—	925	828	1,753	(113)	2005	07/17/13	7 to 27 Years
Dayton, OH	(a)	1,026	907	—	—	1,026	907	1,933	(383)	2002	12/31/07	15 to 40 Years
Dayton, TN	(a)	308	291	—	176	308	467	775	(184)	1979	11/02/07	15 to 30 Years
De Witt, IA	(a)	248	333	—	—	248	333	581	(213)	1984	09/23/05	15 to 20 Years
Decatur, AL	(a)	1,157	1,725	—	—	1,157	1,725	2,882	(213)	2004	07/17/13	10 to 30 Years
Decorah, IA	(a)	207	91	—	—	207	91	298	(100)	1985	09/23/05	10 to 15 Years
DeKalb, IL	(a)	1,423	1,552	—	—	1,423	1,552	2,975	(633)	1996	12/29/06	15 to 30 Years
Dickinson, ND	(a)	616	1,301	—	—	616	1,301	1,917	(375)	2003	12/29/06	15 to 40 Years
Dodge City, KS	(a)	249	587	—	—	249	587	836	(38)	1985	06/04/14	15 to 30 Years
Dothan, AL	(a)	924	1,235	—	—	924	1,235	2,159	(190)	1998	07/17/13	9 to 24 Years
Douglassville, GA	(a)	712	669	—	—	712	669	1,381	(222)	2003	02/28/06	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Douglassville, GA	(a)	764	941	—	—	764	941	1,705	(346)	1990	02/28/06	15 to 30 Years
Douglasville, GA	(a)	127	—	—	—	127	—	127	—	(f)	11/14/14	(f)
Downey, CA	(a)	2,329	2,526	—	—	2,329	2,526	4,855	(93)	1993	12/19/14	15 to 40 Years
Dubuque, IA	(a)	479	298	—	—	479	298	777	(328)	1970	09/23/05	10 to 15 Years
Duluth, MN	(a)	74	423	—	—	74	423	497	(120)	1915	05/24/05	15 to 30 Years
Durham, NC	(d)	1,477	1,661	—	—	1,477	1,661	3,138	(78)	1978	12/23/14	15 to 30 Years
Dyersville, IA	(a)	267	513	—	—	267	513	780	(319)	1983	09/23/05	14 to 20 Years
Eagen, MN	(a)	724	1,230	—	—	724	1,230	1,954	(83)	1996	05/22/14	15 to 30 Years
Edinboro, PA	(a)	384	350	—	—	384	350	734	(181)	1973	02/06/07	15 to 30 Years
Effingham, IL	(a)	357	228	—	—	357	228	585	(249)	1973	09/23/05	10 to 15 Years
El Paso, TX	(d)	1,725	1,470	—	—	1,725	1,470	3,195	(51)	2014	04/15/15	15 to 30 Years
Elizabethton, TN	(a)	727	482	—	—	727	482	1,209	(48)	2006	12/24/13	15 to 40 Years
Elk Rapids, MI	(d)	227	947	—	—	227	947	1,174	(6)	1998	11/09/15	15 to 30 Years
Emmitsburg, MD	(a)	141	182	—	—	141	182	323	(93)	1981	11/27/06	15 to 20 Years
Emporia, KS	(a)	657	219	—	—	657	219	876	(19)	1997	06/04/14	15 to 30 Years
Ephrata, PA	(a)	685	231	—	—	685	231	916	(170)	1978	01/30/06	15 to 20 Years
Erie, PA	(a)	575	740	—	—	575	740	1,315	(283)	1974	02/06/07	15 to 30 Years
Erie, PA	(a)	463	565	—	—	463	565	1,028	(232)	1973	02/06/07	15 to 30 Years
Erie, PA	(a)	855	147	—	—	855	147	1,002	(123)	1973	02/06/07	15 to 30 Years
Evansville, IN	(a)	270	231	—	—	270	231	501	(65)	2000	06/25/04	30 to 30 Years
Fairborn, OH	(a)	923	468	—	—	923	468	1,391	(240)	1998	06/25/04	15 to 30 Years
Fairview Heights, IL	(a)	1,020	826	—	—	1,020	826	1,846	(418)	1972	12/31/07	15 to 30 Years
Findlay, OH	(d)	958	1,029	—	—	958	1,029	1,987	(51)	1991	12/23/14	15 to 30 Years
Florence, AL	(a)	794	1,742	—	—	794	1,742	2,536	(206)	1995	07/17/13	8 to 27 Years
Floyd, GA	(a)	973	415	—	—	973	415	1,388	(160)	1993	02/28/06	15 to 30 Years
Fort Smith, AR	(a)	1,503	1,323	—	—	1,503	1,323	2,826	(781)	1993	09/23/05	15 to 20 Years
Fort Wayne, IN	(a)	989	2,057	—	—	989	2,057	3,046	(663)	2001	11/10/05	15 to 30 Years
Fountain Hills, AZ	(a)	825	561	—	—	825	561	1,386	(291)	1995	09/24/04	15 to 30 Years
Fountain, CO	(b)	861	2,226	—	—	861	2,226	3,087	(176)	2005	07/17/13	12 to 38 Years
Frederick, MD	(a)	440	236	—	5	440	241	681	(123)	1977	11/27/06	11 to 20 Years
Fredericksburg, TX	1,504	511	1,516	—	—	511	1,516	2,027	(158)	1985	07/17/13	11 to 30 Years
Ft Wayne, IN	(a)	1,110	817	—	—	1,110	817	1,927	(384)	2003	12/31/07	15 to 40 Years
Gadsden, AL	(a)	626	1,439	(229)	(506)	397	933	1,330	(265)	2007	12/21/07	10 to 50 Years
Gallipolis, OH	(a)	375	1,295	—	—	375	1,295	1,670	(121)	1996	10/25/13	15 to 30 Years
Gallup, NM	(b)	937	2,277	—	—	937	2,277	3,214	(190)	2004	07/17/13	13 to 40 Years
Garden City, GA	(b)	1,184	1,465	—	—	1,184	1,465	2,649	(130)	1998	07/17/13	9 to 40 Years
Garden City, KS	(a)	246	924	—	—	246	924	1,170	(73)	1984	12/24/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Gardendale, AL	(a)	438	841	—	57	438	898	1,336	(112)	1996	03/29/13	8 to 29 Years
Gaylord, MI	(a)	1,003	1,478	—	—	1,003	1,478	2,481	(99)	2014	11/05/14	14 to 30 Years
Geneva, AL	(a)	522	570	—	—	522	570	1,092	(556)	1990	06/25/04	10 to 15 Years
Geneva, NY	(a)	177	139	—	—	177	139	316	(146)	1975	08/27/09	8 to 13 Years
Gilbert, AZ	(a)	643	1,669	—	—	643	1,669	2,312	(245)	2006	10/28/11	14 to 39 Years
Glendale, AZ	(a)	1,480	1,329	—	—	1,480	1,329	2,809	(473)	1996	06/25/04	15 to 30 Years
Glendale, AZ	(a)	1,236	272	—	—	1,236	272	1,508	(218)	1995	06/25/04	15 to 20 Years
Golden, CO	(a)	649	334	—	—	649	334	983	(35)	1997	12/24/13	15 to 30 Years
Grand Junction, CO	(b)	1,363	1,990	—	—	1,363	1,990	3,353	(171)	1995	07/17/13	10 to 40 Years
Grand Rapids, MI	(a)	986	524	—	—	986	524	1,510	(40)	1985	10/31/14	14 to 30 Years
Grandview, OH	(a)	2,164	1,165	—	—	2,164	1,165	3,329	(217)	1960	07/17/13	9 to 23 Years
Greensboro, NC	(a)	1,009	444	—	—	1,009	444	1,453	(270)	2003	12/31/07	15 to 40 Years
Grove City, PA	(a)	531	495	—	—	531	495	1,026	(220)	1976	02/06/07	15 to 30 Years
Gurnee, IL	(a)	586	619	—	—	586	619	1,205	(342)	1995	06/25/04	15 to 20 Years
Hagerstown, MD	(a)	546	342	—	68	546	410	956	(190)	1975	11/27/06	11 to 20 Years
Hamilton, NY	(a)	145	152	—	—	145	152	297	(102)	1982	06/30/09	13 to 18 Years
Hammond, IN	(a)	976	1,080	—	—	976	1,080	2,056	(75)	2014	12/24/14	14 to 30 Years
Harriman, TN	(a)	314	143	—	176	314	319	633	(145)	1979	11/02/07	15 to 30 Years
Harrisburg, PA	(a)	762	241	—	176	762	417	1,179	(253)	1977	01/30/06	15 to 20 Years
Harrisburg, PA	(a)	611	239	—	—	611	239	850	(229)	1978	01/30/06	15 to 20 Years
Harrisburg, PA	(a)	423	307	—	—	423	307	730	(153)	1973	01/30/06	15 to 20 Years
Hermitage, PA	(d)	604	717	—	—	604	717	1,321	(299)	1978	02/06/07	10 to 25 Years
Hilliard, OH	(a)	1,149	1,291	—	—	1,149	1,291	2,440	(540)	1997	09/24/04	15 to 30 Years
Hiram, GA	(a)	1,006	1,142	—	—	1,006	1,142	2,148	(474)	1987	02/28/06	15 to 30 Years
Hiram, GA	(a)	813	716	—	—	813	716	1,529	(137)	1999	07/17/13	6 to 21 Years
Hiram, GA	(a)	1,255	1,766	—	—	1,255	1,766	3,021	(180)	2003	01/16/15	9 to 15 Years
Hodgkins, IL	(a)	1,230	2,048	—	—	1,230	2,048	3,278	(728)	1993	12/29/06	15 to 30 Years
Homewood, AL	(a)	583	839	—	—	583	839	1,422	(80)	2002	12/05/13	15 to 30 Years
Houston, TX	(a)	1,098	439	—	—	1,098	439	1,537	(308)	1995	06/25/04	15 to 40 Years
Houston, TX	(a)	1,156	352	(22)	—	1,134	352	1,486	(256)	1995	06/25/04	15 to 30 Years
Houston, TX	(a)	585	561	—	—	585	561	1,146	(526)	1979	12/30/04	10 to 15 Years
Houston, TX	(a)	2,844	1,620	—	—	2,844	1,620	4,464	(676)	1994	06/29/07	15 to 30 Years
Houston, TX	(a)	2,348	1,348	—	—	2,348	1,348	3,696	(616)	1997	06/29/07	15 to 30 Years
Huntington Park, CA	(a)	1,822	1,211	—	—	1,822	1,211	3,033	(60)	1957	12/19/14	15 to 30 Years
Hutchinson, KS	(a)	895	856	—	—	895	856	1,751	(66)	1987	06/04/14	15 to 30 Years
Hyattsville, MD	(a)	702	245	—	—	702	245	947	(148)	1985	11/27/06	15 to 20 Years
Independence, IA	(a)	223	473	—	—	223	473	696	(463)	1976	09/23/05	10 to 15 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Independence, MO	(a)	1,450	1,967	—	—	1,450	1,967	3,417	(599)	2002	06/29/07	15 to 40 Years
Indiana, PA	(a)	331	323	—	—	331	323	654	(161)	1982	02/06/07	15 to 30 Years
Indianapolis, IN	(a)	1,971	2,295	—	—	1,971	2,295	4,266	(577)	2003	11/10/05	15 to 40 Years
Indianapolis, IN	(d)	703	1,223	—	—	703	1,223	1,926	(59)	1974	12/23/14	15 to 30 Years
Indianapolis, IN	(d)	418	1,223	—	—	418	1,223	1,641	(44)	1992	12/23/14	15 to 30 Years
Indianapolis, IN	(a)	590	633	—	—	590	633	1,223	(46)	2014	10/31/14	14 to 30 Years
Jackson, MI	(a)	599	354	—	—	599	354	953	(39)	1997	12/24/13	15 to 30 Years
Johnson City, TN	1,933	1,331	2,304	—	—	1,331	2,304	3,635	(269)	1996	07/17/13	12 to 30 Years
Johnstown, PA	(a)	865	938	—	—	865	938	1,803	(229)	1998	07/17/13	8 to 20 Years
Joliet, IL	(a)	1,994	1,207	—	—	1,994	1,207	3,201	(561)	1996	12/29/06	15 to 30 Years
Kansas City, KS	(a)	796	609	—	—	796	609	1,405	(54)	2006	12/24/13	15 to 40 Years
Kennesaw, GA	(a)	907	499	—	—	907	499	1,406	(216)	2001	02/28/06	15 to 40 Years
Kimball, TN	(a)	367	283	—	176	367	459	826	(187)	1987	11/02/07	15 to 30 Years
Kingwood, TX	(a)	936	387	—	—	936	387	1,323	(268)	1994	06/25/04	15 to 30 Years
Knoxville, TN	(a)	296	343	—	176	296	519	815	(192)	1978	11/02/07	15 to 30 Years
Knoxville, TN	(a)	172	700	—	—	172	700	872	(224)	1991	11/02/07	15 to 30 Years
LaFayette, GA	(a)	246	434	—	176	246	610	856	(222)	1991	11/02/07	15 to 30 Years
Lake Charles, LA	(a)	1,619	1,349	—	—	1,619	1,349	2,968	(213)	1987	07/17/13	10 to 24 Years
Lakeville, MN	(a)	342	439	—	—	342	439	781	(156)	1988	05/24/05	15 to 30 Years
Lancaster, PA	(a)	308	161	—	—	308	161	469	(103)	1977	07/25/06	15 to 30 Years
Lander, WY	(a)	57	1,010	—	—	57	1,010	1,067	(456)	1883	12/29/06	15 to 20 Years
Lanham, MD	(a)	302	193	—	200	302	393	695	(153)	1980	11/27/06	13 to 20 Years
Lawrence, KS	(a)	478	209	—	—	478	209	687	(14)	1974	06/04/14	15 to 30 Years
Lebanon, PA	(a)	616	316	—	176	616	492	1,108	(263)	1980	01/30/06	15 to 20 Years
Leeds, AL	(a)	907	926	—	31	907	957	1,864	(643)	2003	09/26/06	9 to 40 Years
Lewis Center, OH	(a)	626	560	—	—	626	560	1,186	(245)	1998	06/25/04	15 to 30 Years
Lewiston, ID	(d)	1,080	866	—	—	1,080	866	1,946	(49)	1996	12/23/14	15 to 30 Years
Lexington, KY	(a)	1,267	944	—	—	1,267	944	2,211	(530)	1996	02/26/07	14 to 30 Years
Lexington, NC	(a)	910	1,059	—	—	910	1,059	1,969	(117)	1998	10/25/13	15 to 30 Years
Little Rock, AR	(a)	699	1,700	(344)	(592)	355	1,108	1,463	(822)	1972	02/26/07	14 to 20 Years
Little Rock, AR	(a)	886	—	—	—	886	—	886	—	(f)	06/26/14	(f)
Littleton, CO	(b)	696	1,943	—	—	696	1,943	2,639	(154)	1990	07/17/13	11 to 40 Years
Littleton, CO	(a)	501	629	—	—	501	629	1,130	(55)	1992	12/24/13	15 to 30 Years
Longview, WA	(b)	870	2,855	—	—	870	2,855	3,725	(216)	2004	07/17/13	13 to 40 Years
Loveland, CO	(b)	602	1,913	—	—	602	1,913	2,515	(139)	1997	07/17/13	12 to 40 Years
Lufkin, TX	(a)	927	790	—	—	927	790	1,717	(616)	1970	02/26/07	14 to 20 Years
Lynchburg, VA	(a)	2,033	2,013	—	—	2,033	2,013	4,046	(216)	2000	08/21/13	15 to 30 Years
Mableton, GA	(a)	454	826	—	—	454	826	1,280	(276)	1987	02/28/06	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Mableton, GA	(a)	634	578	—	—	634	578	1,212	(213)	1981	02/28/06	15 to 30 Years
Macon, GA	(b)	838	1,723	—	—	838	1,723	2,561	(142)	1995	07/17/13	13 to 40 Years
Macon, GA	(b)	874	1,712	—	—	874	1,712	2,586	(147)	1995	07/17/13	11 to 40 Years
Madill, OK	(a)	352	648	—	—	352	648	1,000	(656)	1972	06/25/04	10 to 15 Years
Manchester, IA	(a)	351	495	—	—	351	495	846	(483)	1977	09/23/05	10 to 15 Years
Manhattan, KS	(a)	816	388	—	—	816	388	1,204	(27)	1987	06/04/14	15 to 30 Years
Maple Grove, MN	(a)	1,852	1,096	—	—	1,852	1,096	2,948	(501)	1997	09/24/04	15 to 30 Years
Maquoketa, IA	(a)	184	90	—	—	184	90	274	(123)	1973	09/23/05	10 to 15 Years
Marietta, GA	(a)	797	428	—	—	797	428	1,225	(221)	1990	02/28/06	15 to 30 Years
Marietta, GA	(a)	1,221	1,533	—	—	1,221	1,533	2,754	(155)	2003	01/16/15	9 to 15 Years
Mars, PA	(a)	946	2,221	—	—	946	2,221	3,167	(812)	1990	06/25/04	15 to 30 Years
Mason, OH	(a)	619	599	—	—	619	599	1,218	(64)	1994	12/24/13	15 to 30 Years
Maumee, OH	(a)	1,505	1,817	(754)	(668)	751	1,149	1,900	(641)	1997	09/24/04	15 to 30 Years
Mayfield, KY	(a)	307	596	—	—	307	596	903	(300)	1997	06/25/04	15 to 30 Years
McAllen, TX	(a)	1,819	1,188	—	—	1,819	1,188	3,007	(598)	1997	06/29/07	15 to 30 Years
Meadville, PA	(a)	981	1,056	—	—	981	1,056	2,037	(389)	1983	02/06/07	15 to 30 Years
Meadville, PA	(d)	652	1,284	—	—	652	1,284	1,936	(66)	1991	12/23/14	15 to 30 Years
Mechanicsburg, PA	(a)	801	481	—	—	801	481	1,282	(293)	1995	01/30/06	15 to 20 Years
Melbourne, FL	(a)	2,005	794	—	—	2,005	794	2,799	(381)	1986	12/31/07	15 to 40 Years
Memphis, TN	(a)	817	1,637	—	—	817	1,637	2,454	(167)	2005	01/16/15	9 to 15 Years
Mendota, MN	(a)	536	963	—	—	536	963	1,499	(64)	1995	05/22/14	15 to 30 Years
Mentor, OH	(a)	873	790	—	—	873	790	1,663	(343)	2003	12/31/07	15 to 40 Years
Mesa, AZ	(a)	1,318	234	—	—	1,318	234	1,552	(211)	1995	06/25/04	15 to 20 Years
Mesa, AZ	(a)	676	911	—	—	676	911	1,587	(163)	1978	10/28/11	14 to 39 Years
Mesa, AZ	(d)	422	1,002	—	—	422	1,002	1,424	(92)	1990	06/14/13	15 to 40 Years
Metairie, LA	(b)	800	3,016	—	—	800	3,016	3,816	(259)	1964	07/17/13	10 to 30 Years
Middleburg Heights, OH	(a)	1,456	793	—	—	1,456	793	2,249	(312)	1987	02/06/07	15 to 30 Years
Midlothian, VA	(a)	823	1,151	—	246	823	1,397	2,220	(434)	1994	11/28/06	15 to 30 Years
Monroe, MI	(d)	927	897	—	—	927	897	1,824	(53)	1996	12/23/14	15 to 30 Years
Moody, AL	(a)	518	800	—	57	518	857	1,375	(111)	1997	03/29/13	8 to 29 Years
Morrow, GA	(a)	652	450	—	—	652	450	1,102	(190)	1995	02/28/06	15 to 30 Years
Muskogee, OK	(a)	968	1,259	(448)	(568)	520	691	1,211	(618)	1984	02/26/07	14 to 30 Years
New Boston, OH	(a)	599	1,498	—	—	599	1,498	2,097	(134)	1996	10/25/13	15 to 30 Years
New Cumberland, PA	(a)	634	278	—	176	634	454	1,088	(255)	1990	01/30/06	15 to 20 Years
Newport News, VA	(d)	1,184	311	—	—	1,184	311	1,495	(257)	1995	06/25/04	10 to 25 Years
Newton, KS	(a)	175	661	—	—	175	661	836	(45)	1987	06/30/14	15 to 30 Years
Norcross, GA	(a)	678	402	—	—	678	402	1,080	(215)	1982	02/28/06	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Norman, OK	(a)	1,466	2,294	—	—	1,466	2,294	3,760	(940)	1992	07/02/07	14 to 30 Years
North Little Rock, AR	(a)	1,398	1,289	—	—	1,398	1,289	2,687	(714)	1993	09/23/05	15 to 20 Years
Oak Ridge, TN	(d)	988	1,019	—	—	988	1,019	2,007	(48)	1994	12/23/14	15 to 30 Years
Oklahoma City, OK	(a)	479	1,877	—	—	479	1,877	2,356	(196)	1904	12/02/13	20 to 20 Years
Oklahoma, OK	(a)	481	2,315	—	—	481	2,315	2,796	(161)	1920	12/02/13	30 to 30 Years
Olean, NY	(a)	355	663	—	—	355	663	1,018	(269)	1977	02/06/07	15 to 30 Years
Orange City, FL	(a)	409	694	—	—	409	694	1,103	(392)	1984	09/24/04	11 to 20 Years
Orlando, FL	(a)	2,006	571	—	—	2,006	571	2,577	(264)	2002	12/31/07	15 to 40 Years
Ottawa, KS	(a)	348	816	—	—	348	816	1,164	(56)	1987	06/04/14	15 to 30 Years
Overland Park, KS	(a)	953	886	—	—	953	886	1,839	(124)	2009	08/22/13	15 to 20 Years
Overland Park, KS	(a)	2,549	3,219	—	—	2,549	3,219	5,768	(218)	1983	05/15/14	15 to 30 Years
Owensboro, KY	(a)	250	502	—	—	250	502	752	(141)	1991	06/25/04	30 to 30 Years
Oxford, AL	(d)	489	1,212	—	—	489	1,212	1,701	(56)	1991	12/23/14	15 to 30 Years
Paris, TX	1,790	552	1,821	—	—	552	1,821	2,373	(170)	1999	07/17/13	11 to 35 Years
Pasadena, TX	(a)	847	832	—	—	847	832	1,679	(780)	1973	12/30/04	10 to 15 Years
Pasadena, TX	(a)	810	739	—	—	810	739	1,549	(704)	1977	12/30/04	10 to 15 Years
Pelham, AL	(a)	605	922	—	57	605	979	1,584	(124)	1998	03/29/13	8 to 29 Years
Phoenix, AZ	(a)	787	663	—	—	787	663	1,450	(160)	1964	10/28/11	14 to 29 Years
Picayune, MS	(a)	1,250	1,409	—	—	1,250	1,409	2,659	(182)	1999	07/17/13	7 to 29 Years
Pico Rivera, CA	(a)	2,785	3,126	—	—	2,785	3,126	5,911	(115)	2014	12/19/14	15 to 40 Years
Pittsburgh, PA	(a)	1,289	1,871	—	—	1,289	1,871	3,160	(671)	1992	06/25/04	15 to 30 Years
Pittsburgh, PA	(a)	1,481	676	—	—	1,481	676	2,157	(316)	2006	12/31/07	15 to 40 Years
Plano, TX	(a)	2,418	1,529	—	—	2,418	1,529	3,947	(543)	1998	06/29/07	15 to 40 Years
Powell, TN	(a)	252	377	—	176	252	553	805	(212)	1982	11/02/07	15 to 30 Years
Princeton, WV	(a)	948	2,212	—	—	948	2,212	3,160	(294)	2001	07/17/13	11 to 25 Years
Queen Creek, AZ	(d)	609	1,159	—	—	609	1,159	1,768	(117)	2004	06/14/13	15 to 40 Years
Rapid City, SD	(a)	878	1,657	—	—	878	1,657	2,535	(736)	1902	12/29/06	15 to 20 Years
Rawlins, WY	(a)	25	406	—	—	25	406	431	(194)	1958	12/29/06	15 to 20 Years
Reston, VA	(a)	1,033	193	—	—	1,033	193	1,226	(124)	1977	11/27/06	15 to 20 Years
Richmond, VA	(a)	1,253	1,410	—	29	1,253	1,439	2,692	(469)	1977	11/28/06	15 to 30 Years
Richmond, VA	(d)	993	922	—	—	993	922	1,915	(42)	2003	03/20/15	13 to 20 Years
Ringgold, GA	(a)	387	374	—	—	387	374	761	(158)	1990	11/02/07	15 to 30 Years
Riverside, CA	(a)	1,988	1,211	—	—	1,988	1,211	3,199	(68)	2002	12/19/14	15 to 30 Years
Roanoke, VA	(a)	1,362	1,836	—	—	1,362	1,836	3,198	(167)	1996	08/21/13	15 to 30 Years
Rock Falls, IL	(a)	314	631	—	—	314	631	945	(262)	1995	09/23/05	15 to 30 Years
Salem, IL	(a)	271	218	—	—	271	218	489	(101)	2000	07/28/04	15 to 30 Years
Salina, KS	(d)	764	1,100	—	—	764	1,100	1,864	(56)	1994	12/23/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

San Antonio, TX	(a)	1,204	—	—	519	1,204	519	1,723	(30)	1993	09/26/13	30 to 30 Years
Santa Ana, CA	(a)	2,112	1,501	—	—	2,112	1,501	3,613	(69)	1976	12/19/14	15 to 30 Years
Santa Fe, NM	(b)	2,120	2,033	—	—	2,120	2,033	4,153	(167)	1997	07/17/13	13 to 40 Years
Sarasota, FL	(a)	2,758	412	—	—	2,758	412	3,170	(96)	2000	07/17/13	12 to 25 Years
Savannah, GA	(b)	1,112	1,727	—	—	1,112	1,727	2,839	(146)	1993	07/17/13	13 to 40 Years
Shawnee, OK	(a)	621	1,399	—	—	621	1,399	2,020	(113)	1984	07/29/05	15 to 30 Years
Shelbyville, IN	(d)	549	752	—	—	549	752	1,301	(230)	2006	12/21/07	15 to 50 Years
Sherman, TX	(a)	1,013	1,286	(415)	(542)	598	744	1,342	(678)	1994	02/26/07	14 to 30 Years
Shreveport, LA	(a)	759	964	—	—	759	964	1,723	(506)	1964	02/26/07	14 to 20 Years
Silver Spring, MD	(a)	1,008	251	—	—	1,008	251	1,259	(163)	1983	11/27/06	15 to 20 Years
Sioux Falls, SD	(a)	639	206	—	—	639	206	845	(20)	1994	12/24/13	15 to 30 Years
Soddy Daisy, TN	(a)	316	405	—	—	316	405	721	(172)	1989	11/02/07	15 to 30 Years
Springfield, IL	(a)	1,115	772	—	—	1,115	772	1,887	(323)	1996	12/31/07	15 to 40 Years
Springfield, MO	(a)	1,655	1,467	—	—	1,655	1,467	3,122	(691)	1993	09/23/05	15 to 30 Years
Stillwater, MN	(a)	1,051	1,051	—	—	1,051	1,051	2,102	(525)	1998	09/24/04	15 to 30 Years
Stillwater, OK	(a)	647	687	—	—	647	687	1,334	(52)	1987	06/04/14	15 to 30 Years
Stillwater, OK	(d)	611	1,447	—	—	611	1,447	2,058	(54)	1995	12/23/14	15 to 30 Years
Sweetwater, TN	(a)	231	307	—	—	231	307	538	(137)	1979	11/02/07	15 to 30 Years
Syracuse, NY	(d)	734	1,518	—	—	734	1,518	2,252	(73)	1981	12/23/14	15 to 30 Years
Taylorville, IL	(a)	154	352	—	—	154	352	506	(319)	1980	09/23/05	10 to 15 Years
Thornton, CO	(a)	943	128	—	—	943	128	1,071	(14)	1996	12/24/13	15 to 30 Years
Thurmont, MD	(a)	857	307	—	68	857	375	1,232	(190)	1985	11/27/06	11 to 20 Years
Tifton, GA	(d)	642	1,009	—	—	642	1,009	1,651	(40)	1995	12/23/14	15 to 40 Years
Tilton, NH	(b)	1,565	—	—	—	1,565	—	1,565	—	(f)	07/17/13	(f)
Tipton, IA	(a)	240	408	—	—	240	408	648	(434)	1991	09/23/05	10 to 15 Years
Titusville, PA	(a)	247	438	—	—	247	438	685	(183)	1976	04/29/11	11 to 26 Years
Topeka, KS	(a)	1,224	905	—	—	1,224	905	2,129	(82)	1988	06/04/14	15 to 30 Years
Torrance, CA	(a)	3,509	2,754	—	—	3,509	2,754	6,263	(103)	1998	12/19/14	15 to 40 Years
Traverse City, MI	(d)	651	1,255	—	—	651	1,255	1,906	(9)	2004	11/09/15	15 to 30 Years
Trenton, GA	(a)	300	227	—	—	300	227	527	(126)	1991	11/02/07	15 to 30 Years
Trussville, AL	(b)	1,222	1,770	—	—	1,222	1,770	2,992	(170)	2007	07/17/13	12 to 38 Years
Trussville, AL	(a)	909	892	—	57	909	949	1,858	(136)	2000	03/29/13	8 to 29 Years
Trussville, AL	(a)	796	256	—	—	796	256	1,052	(34)	1998	12/24/13	15 to 30 Years
Tullahoma, TN	(d)	520	886	—	—	520	886	1,406	(37)	1996	12/23/14	15 to 40 Years
Tulsa, OK	(a)	983	1,232	(497)	(573)	486	659	1,145	(570)	1976	02/26/07	14 to 30 Years
Tulsa, OK	(a)	1,540	1,997	—	—	1,540	1,997	3,537	(649)	2002	07/02/07	14 to 40 Years
Tulsa, OK	(a)	1,465	1,728	—	—	1,465	1,728	3,193	(116)	2013	07/21/14	14 to 30 Years
Tupelo, MS	(a)	1,131	1,175	—	—	1,131	1,175	2,306	(172)	1995	07/17/13	7 to 26 Years
Union Gap, WA	(b)	522	2,218	—	—	522	2,218	2,740	(155)	2004	07/17/13	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Upper Marlboro, MD	(a)	290	172	—	—	290	172	462	(122)	1983	11/27/06	15 to 20 Years
Vandalia, IL	(a)	409	202	—	—	409	202	611	(296)	1977	09/23/05	10 to 15 Years
Villa Rica, GA	(a)	807	629	—	—	807	629	1,436	(284)	1999	02/28/06	15 to 30 Years
Vinton, IA	(a)	121	114	—	—	121	114	235	(150)	1978	09/23/05	10 to 15 Years
Walkersville, MD	(a)	381	238	—	68	381	306	687	(139)	1985	11/27/06	11 to 20 Years
Walla Walla, WA	(b)	665	2,072	—	—	665	2,072	2,737	(197)	2005	07/17/13	11 to 35 Years
Warner Robins, GA	(b)	1,228	1,714	—	—	1,228	1,714	2,942	(150)	1994	07/17/13	11 to 40 Years
Warren, OH	(a)	973	640	—	—	973	640	1,613	(262)	1999	02/06/07	15 to 30 Years
Warren, PA	(a)	383	427	—	—	383	427	810	(210)	1970	02/06/07	15 to 30 Years
Warrenton, VA	(a)	378	254	—	—	378	254	632	(152)	1985	12/19/06	14 to 20 Years
Warwick, RI	(a)	1,593	1,314	—	—	1,593	1,314	2,907	(481)	1990	12/31/07	15 to 40 Years
Waterford, MI	(d)	761	1,958	—	—	761	1,958	2,719	(62)	1997	02/10/15	15 to 40 Years
Wesley Chapel, FL	(d)	2,672	1,725	—	—	2,672	1,725	4,397	(24)	2015	08/18/15	14 to 40 Years
Whittier, CA	(a)	1,439	1,874	—	—	1,439	1,874	3,313	(66)	1991	12/19/14	15 to 40 Years
Wichita Falls, TX	(a)	851	1,077	(271)	(317)	580	760	1,340	(772)	1976	02/26/07	14 to 20 Years
Winfield, KS	(a)	239	866	—	—	239	866	1,105	(64)	1995	06/04/14	15 to 30 Years
Woodbury, MN	(a)	3,165	1,707	—	—	3,165	1,707	4,872	(148)	1995	05/22/14	15 to 30 Years
Youngstown, OH	(a)	1,560	557	—	—	1,560	557	2,117	(239)	1985	02/06/07	15 to 30 Years

Restaurants - Quick Service
Aberdeen, NC	(a)	564	338	—	—	564	338	902	(35)	1994	09/17/13	15 to 30 Years
Abilene, TX	(d)	198	311	—	—	198	311	509	(42)	1975	07/17/13	10 to 26 Years
Adairsville, GA	(a)	557	318	—	—	557	318	875	(158)	1986	09/29/06	15 to 20 Years
Akron, OH	(a)	247	198	—	—	247	198	445	(123)	1971	05/25/05	15 to 20 Years
Akron, OH	(a)	218	273	—	—	218	273	491	(147)	1976	05/25/05	15 to 20 Years
Akron, OH	(a)	310	394	—	—	310	394	704	(208)	1982	05/25/05	15 to 20 Years
Alamo, TX	(d)	1,745	715	—	—	1,745	715	2,460	(62)	1984	07/17/13	9 to 35 Years
Albermarle, NC	(a)	639	310	—	—	639	310	949	(35)	1993	09/17/13	15 to 30 Years
Albuquerque, NM	(d)	265	575	—	—	265	575	840	(85)	1980	07/17/13	11 to 26 Years
Albuquerque, NM	(d)	466	591	—	—	466	591	1,057	(66)	1976	07/17/13	11 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Albuquerque, NM	(d)	267	439	—	—	267	439	706	(74)	1975	07/17/13	11 to 25 Years
Albuquerque, NM	(d)	293	300	—	—	293	300	593	(63)	1976	07/17/13	11 to 25 Years
Altus, OK	(d)	70	413	—	—	70	413	483	(53)	1980	07/17/13	7 to 25 Years
Altus, OK	(a)	103	237	—	—	103	237	340	(35)	2007	07/17/13	4 to 28 Years
Amarillo, TX	(d)	538	615	—	—	538	615	1,153	—	1985	12/29/15	15 to 30 Years
Americus, GA	(d)	282	406	—	—	282	406	688	(70)	1978	07/17/13	11 to 23 Years
Anderson, IN	(a)	363	700	—	—	363	700	1,063	(130)	1995	07/17/13	8 to 17 Years
Apopka, FL	(a)	1,038	482	—	—	1,038	482	1,520	(520)	1977	06/25/04	10 to 15 Years
Arlington, TX	(d)	168	188	—	—	168	188	356	(43)	1968	07/17/13	9 to 20 Years
Artesia, NM	(a)	435	1,106	—	—	435	1,106	1,541	(87)	1984	04/16/14	15 to 30 Years
Atlanta, GA	(a)	513	483	—	—	513	483	996	(80)	2002	02/02/12	15 to 30 Years
Atlanta, GA	(d)	336	346	—	—	336	346	682	(72)	1981	07/17/13	11 to 22 Years
Atlanta, GA	(d)	554	258	—	—	554	258	812	(59)	1980	07/17/13	11 to 23 Years
Atlanta, GA	(d)	683	5	—	—	683	5	688	(35)	1975	07/17/13	11 to 23 Years
Atlanta, GA	(d)	394	268	—	—	394	268	662	(74)	1975	07/17/13	11 to 16 Years
Atlanta, GA	(a)	488	653	—	—	488	653	1,141	(103)	1995	02/02/12	15 to 30 Years
Atlanta, GA	(a)	309	867	—	—	309	867	1,176	(74)	1994	12/24/13	15 to 30 Years
Auburn, CA	(a)	579	299	—	—	579	299	878	(125)	1992	12/29/06	15 to 30 Years
Aurora, IL	(a)	286	726	—	—	286	726	1,012	(307)	1998	12/29/06	15 to 30 Years
Austin, TX	(d)	699	417	—	—	699	417	1,116	(60)	1975	07/17/13	11 to 29 Years
Austin, TX	(d)	531	794	—	—	531	794	1,325	(75)	1967	07/17/13	11 to 32 Years
Austin, TX	(d)	904	477	—	—	904	477	1,381	(48)	1976	07/17/13	11 to 35 Years
Austin, TX	(d)	418	872	—	—	418	872	1,290	(77)	1986	07/17/13	11 to 35 Years
Austin, TX	(d)	689	634	—	—	689	634	1,323	(76)	2003	07/17/13	11 to 35 Years
Balch Springs, TX	(d)	329	576	—	—	329	576	905	(80)	1986	07/17/13	11 to 31 Years
Bartlett, TN	(a)	411	—	—	—	411	—	411	—	(f)	10/30/13	(f)
Bartonville, IL	(a)	410	856	—	—	410	856	1,266	(134)	1980	12/21/12	15 to 30 Years
Baton Rouge, LA	(a)	565	286	—	—	565	286	851	(203)	1991	06/25/04	15 to 20 Years
Baton Rouge, LA	(a)	391	599	—	—	391	599	990	(317)	1980	09/24/04	15 to 20 Years
Baton Rouge, LA	(a)	594	417	—	—	594	417	1,011	(268)	1979	06/25/04	15 to 20 Years
Baton Rouge, LA	(a)	747	558	—	—	747	558	1,305	(359)	1984	09/24/04	15 to 20 Years
Baton Rouge, LA	(a)	472	642	—	—	472	642	1,114	(258)	1987	09/24/04	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Bay Minette, AL	(a)	583	754	—	—	583	754	1,337	(50)	2000	09/22/14	15 to 30 Years
Beaumont, TX	(d)	581	284	—	—	581	284	865	(11)	2001	08/31/15	15 to 20 Years
Beaumont, TX	(d)	777	246	—	—	777	246	1,023	(12)	2000	08/31/15	15 to 20 Years
Beaumont, TX	(d)	758	325	—	—	758	325	1,083	(12)	2007	08/31/15	15 to 30 Years
Beeville, TX	(d)	120	488	—	—	120	488	608	(67)	1972	07/17/13	9 to 25 Years
Bellefontaine, OH	(a)	388	778	(12)	—	376	778	1,154	(387)	1989	12/29/06	15 to 20 Years
Bentonville, AR	(a)	635	900	—	—	635	900	1,535	(354)	2004	07/07/05	15 to 30 Years
Birmingham, AL	(d)	192	656	—	—	192	656	848	(106)	1981	07/17/13	7 to 19 Years
Birmingham, AL	(d)	120	151	—	—	120	151	271	(40)	1970	07/17/13	6 to 15 Years
Birmingham, AL	(d)	119	158	—	—	119	158	277	(38)	1970	07/17/13	5 to 15 Years
Birmingham, AL	(d)	107	508	—	—	107	508	615	(78)	1983	07/17/13	7 to 19 Years
Birmingham, AL	(d)	131	526	—	—	131	526	657	(84)	1984	07/17/13	7 to 19 Years
Bloomingdale, IL	(a)	426	1,956	13	(1,956)	439	—	439	(71)	1992	12/29/06	15 to 15 Years
Bloomsburg, PA	(d)	698	823	—	—	698	823	1,521	(42)	1993	11/18/14	15 to 30 Years
Blue Springs, MO	(d)	688	119	101	(119)	789	—	789	—	(f)	08/27/09	(f)
Bolingbrook, IL	(a)	762	821	—	—	762	821	1,583	(436)	1994	09/23/05	15 to 20 Years
Boone, NC	(a)	750	379	—	—	750	379	1,129	(190)	2006	12/29/06	15 to 30 Years
Bowling Green, KY	(d)	756	205	—	—	756	205	961	(46)	2007	07/17/13	4 to 39 Years
Brazil, IN	(a)	391	903	—	—	391	903	1,294	(100)	1996	07/17/13	8 to 33 Years
Bristol, TN	(a)	484	134	—	—	484	134	618	(199)	1991	07/01/05	15 to 20 Years
Bristol, TN	(a)	474	282	—	—	474	282	756	(107)	1985	12/21/12	10 to 15 Years
Bristol, VA	(a)	492	366	—	—	492	366	858	(102)	1982	12/21/12	15 to 20 Years
Bristol, VA	(a)	369	564	—	—	369	564	933	(114)	1991	12/21/12	15 to 20 Years
Brownsville, TX	(d)	795	556	—	—	795	556	1,351	(51)	1977	07/17/13	10 to 35 Years
Brownsville, TX	(d)	667	785	—	—	667	785	1,452	(71)	1985	07/17/13	10 to 35 Years
Brownsville, TX	(d)	369	679	—	—	369	679	1,048	(69)	1972	07/17/13	11 to 35 Years
Brownsville, TX	(d)	267	652	—	—	267	652	919	(58)	2000	07/17/13	10 to 35 Years
Brownsville, TX	(d)	430	656	—	—	430	656	1,086	(94)	1985	07/17/13	11 to 29 Years
Brownsville, TX	(d)	571	930	—	—	571	930	1,501	(99)	2002	07/17/13	11 to 35 Years
Brunswick, GA	(a)	774	614	—	—	774	614	1,388	(331)	1999	09/24/04	15 to 20 Years
Bryan, TX	(d)	441	766	—	—	441	766	1,207	(63)	1972	07/17/13	10 to 35 Years
Buckhannon, WV	(a)	438	529	—	—	438	529	967	(106)	1978	12/21/12	15 to 20 Years
Buffalo, NY	(a)	737	629	—	—	737	629	1,366	(218)	1993	11/10/05	15 to 30 Years
Buffalo, NY	(a)	821	694	—	—	821	694	1,515	(244)	1976	11/10/05	15 to 30 Years
Calhoun, GA	(a)	503	713	—	—	503	713	1,216	(118)	1988	02/02/12	15 to 30 Years
Canton, OH	(a)	215	483	—	—	215	483	698	(224)	1974	05/25/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Carrollton, GA	(a)	613	503	—	—	613	503	1,116	(115)	1988	02/02/12	15 to 20 Years
Carrollton, KY	(a)	229	730	—	—	229	730	959	(263)	1990	06/30/09	13 to 28 Years
Carrolton, TX	(d)	361	415	—	—	361	415	776	(70)	1997	07/17/13	11 to 25 Years
Cedar Hill, TX	(a)	620	501	—	—	620	501	1,121	(245)	2005	12/29/06	15 to 30 Years
Champlin, MN	(d)	710	408	—	—	710	408	1,118	(26)	2004	03/20/15	8 to 20 Years
Chattanooga, TN	(a)	482	682	—	—	482	682	1,164	(292)	1997	06/25/04	15 to 30 Years
Chattanooga, TN	(a)	600	389	—	—	600	389	989	(157)	1995	09/29/06	15 to 30 Years
Chattanooga, TN	(d)	175	271	—	—	175	271	446	(41)	2007	07/17/13	3 to 26 Years
Cheektowaga, NY	(a)	561	549	—	—	561	549	1,110	(207)	1985	11/10/05	15 to 30 Years
Chicago, IL	(a)	313	275	—	—	313	275	588	(138)	1982	05/25/05	15 to 20 Years
Chicago, IL	(a)	340	220	—	—	340	220	560	(128)	1975	05/25/05	15 to 20 Years
Chicago, IL	(a)	242	244	—	—	242	244	486	(141)	1970	05/25/05	15 to 20 Years
Chicago, IL	(a)	242	256	—	—	242	256	498	(135)	1974	05/25/05	15 to 20 Years
Chicago, IL	(a)	532	279	—	—	532	279	811	(149)	1982	05/25/05	15 to 20 Years
Chicago, IL	(a)	289	260	—	—	289	260	549	(134)	1982	05/25/05	15 to 20 Years
Chicago, IL	(a)	976	271	—	—	976	271	1,247	(276)	1987	09/23/05	10 to 15 Years
Christiansburg, VA	(a)	666	168	—	—	666	168	834	(249)	1994	07/01/05	15 to 20 Years
Cleburne, TX	(d)	129	482	—	—	129	482	611	(65)	1997	07/17/13	9 to 25 Years
Cleveland, TN	(a)	501	459	—	—	501	459	960	(165)	2004	12/29/06	15 to 40 Years
College Park, GA	(d)	839	1,439	—	—	839	1,439	2,278	(30)	2007	07/01/15	15 to 30 Years
Collierville, TN	(a)	539	—	—	—	539	—	539	—	(f)	10/30/13	(f)
Columbia, MO	(a)	339	1,126	—	—	339	1,126	1,465	(91)	1985	12/24/13	15 to 30 Years
Columbus, GA	(d)	640	403	—	—	640	403	1,043	(72)	1983	07/17/13	11 to 23 Years
Columbus, GA	(d)	342	49	—	—	342	49	391	(38)	1978	07/17/13	9 to 23 Years
Columbus, OH	(a)	268	354	—	—	268	354	622	(194)	1975	05/25/05	15 to 20 Years
Columbus, OH	(a)	294	262	—	—	294	262	556	(158)	1976	05/25/05	15 to 20 Years
Commerce, GA	(a)	219	797	—	—	219	797	1,016	(69)	1990	12/24/13	15 to 30 Years
Concord, NC	(a)	244	310	—	—	244	310	554	(32)	1993	09/17/13	15 to 30 Years
Concord, NC	(a)	855	348	—	—	855	348	1,203	(46)	2004	09/17/13	15 to 30 Years
Conroe, TX	(d)	375	692	—	—	375	692	1,067	—	1985	12/29/15	15 to 30 Years
Conyers, GA	(a)	463	557	—	—	463	557	1,020	(70)	2008	02/02/12	15 to 40 Years
Conyers, GA	(a)	509	706	—	—	509	706	1,215	(110)	1984	02/02/12	15 to 30 Years
Copperas Cove, TX	(d)	186	249	—	—	186	249	435	(38)	1973	07/17/13	11 to 23 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Cordele, GA	(d)	459	181	—	—	459	181	640	(37)	1980	07/17/13	11 to 35 Years
Council Bluffs, IA	(a)	393	484	—	—	393	484	877	(71)	2008	10/03/11	15 to 40 Years
Covington, GA	(a)	526	665	—	—	526	665	1,191	(104)	2001	02/02/12	15 to 30 Years
Covington, TN	(d)	343	152	—	—	343	152	495	(48)	2007	07/17/13	3 to 24 Years
Crawfordsville, IN	(a)	557	624	—	—	557	624	1,181	(261)	1998	09/23/05	15 to 30 Years
Creedmoor, NC	(a)	451	367	—	—	451	367	818	(56)	2006	09/17/13	15 to 30 Years
Crossville, TN	(a)	353	382	—	—	353	382	735	(105)	1977	09/01/05	15 to 40 Years
Cumming, GA	(a)	967	844	—	—	967	844	1,811	(365)	1986	09/24/04	15 to 30 Years
Cumming, GA	(a)	408	827	—	—	408	827	1,235	(75)	1988	12/24/13	15 to 30 Years
Dallas, TX	(d)	88	215	—	—	88	215	303	(42)	1980	07/17/13	9 to 19 Years
Dallas, TX	(d)	249	431	—	—	249	431	680	(44)	1985	07/17/13	9 to 33 Years
Dallas, TX	(d)	164	431	—	—	164	431	595	(70)	1968	07/17/13	10 to 18 Years
Dallas, TX	(d)	174	450	—	—	174	450	624	(59)	1969	07/17/13	10 to 26 Years
Dallas, TX	(d)	236	339	—	—	236	339	575	(48)	1971	07/17/13	10 to 23 Years
Dallas, TX	(d)	315	209	—	—	315	209	524	(35)	1999	07/17/13	10 to 25 Years
Dallas, TX	(d)	392	501	—	—	392	501	893	(59)	1985	07/17/13	11 to 30 Years
Danville, IL	(a)	619	672	—	—	619	672	1,291	(312)	1995	12/29/06	15 to 30 Years
Daphne, AL	(a)	695	302	—	—	695	302	997	(182)	1982	09/24/04	15 to 20 Years
Davenport, IA	(a)	393	405	—	—	393	405	798	(112)	1989	10/03/11	15 to 20 Years
Davenport, IA	(a)	291	633	—	—	291	633	924	(118)	1992	10/03/11	15 to 30 Years
Davenport, IA	(a)	441	646	—	—	441	646	1,087	(134)	2002	10/03/11	15 to 30 Years
Dayton, OH	(a)	526	598	—	—	526	598	1,124	(321)	1982	12/08/09	12 to 17 Years
Dayton, OH	(d)	203	258	—	—	203	258	461	(6)	1987	08/21/15	15 to 20 Years
Dayton, OH	(d)	117	314	—	—	117	314	431	(6)	1984	08/21/15	15 to 20 Years
Dayton, OH	(d)	467	237	—	—	467	237	704	(5)	1984	08/21/15	15 to 20 Years
Decatur, GA	(d)	459	133	—	—	459	133	592	(38)	1974	07/17/13	11 to 20 Years
Decatur, GA	(d)	566	49	—	—	566	49	615	(63)	1979	07/17/13	3 to 11 Years
Decatur, GA	(d)	554	49	—	—	554	49	603	(35)	1977	07/17/13	7 to 25 Years
Decatur, GA	(d)	570	30	—	—	570	30	600	(33)	1981	07/17/13	7 to 25 Years
Decatur, GA	(a)	677	539	—	—	677	539	1,216	(87)	1989	02/02/12	15 to 30 Years
Decatur, IL	(a)	940	126	—	—	940	126	1,066	(308)	1992	09/23/05	15 to 20 Years
Deerfield Beach, FL	(a)	668	295	—	—	668	295	963	(142)	1970	09/24/04	15 to 30 Years
Denham Springs, LA	(a)	419	594	—	—	419	594	1,013	(325)	1983	09/24/04	15 to 20 Years
Detroit, MI	(a)	425	200	—	—	425	200	625	(124)	1977	05/25/05	15 to 20 Years
Detroit, MI	(a)	351	209	—	—	351	209	560	(126)	1977	05/25/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Detroit, MI	(a)	426	223	—	—	426	223	649	(138)	1979	05/25/05	15 to 20 Years
Detroit, MI	(a)	413	235	—	—	413	235	648	(140)	1977	05/25/05	15 to 20 Years
Detroit, MI	(a)	301	219	—	—	301	219	520	(126)	1972	05/25/05	15 to 20 Years
Detroit, MI	(a)	270	305	—	—	270	305	575	(152)	1976	05/25/05	15 to 20 Years
Detroit, MI	(a)	271	157	—	—	271	157	428	(96)	1978	05/25/05	15 to 20 Years
Detroit, MI	(a)	385	258	—	—	385	258	643	(157)	1979	05/25/05	15 to 20 Years
Detroit, MI	(a)	428	189	—	—	428	189	617	(117)	1979	05/25/05	15 to 20 Years
Detroit, MI	(a)	614	688	—	—	614	688	1,302	(374)	1987	02/13/09	13 to 18 Years
D'Iberville, MS	(a)	597	995	—	—	597	995	1,592	(62)	2005	07/14/14	15 to 30 Years
Donna, TX	(d)	1,091	540	—	—	1,091	540	1,631	(57)	1984	07/17/13	10 to 35 Years
Douglasville, GA	(a)	452	570	—	—	452	570	1,022	(87)	1974	02/02/12	15 to 30 Years
Durham, NC	(a)	1,253	—	—	—	1,253	—	1,253	—	(f)	07/17/13	(f)
Eagle Pass, TX	(d)	597	385	—	—	597	385	982	(46)	1977	07/17/13	9 to 35 Years
East Aurora, NY	(a)	424	584	—	—	424	584	1,008	(305)	1982	11/10/05	15 to 20 Years
East Ellijay, GA	(a)	562	354	—	—	562	354	916	(218)	1984	12/29/05	15 to 20 Years
East Point, GA	(d)	429	245	—	—	429	245	674	(69)	1977	07/17/13	11 to 19 Years
East St. Louis, IL	(a)	117	334	—	—	117	334	451	(127)	1990	05/25/05	15 to 30 Years
Edinburg, TX	(d)	624	888	—	—	624	888	1,512	(82)	1985	07/17/13	11 to 35 Years
Effingham, IL	(a)	539	575	—	—	539	575	1,114	(251)	1985	09/23/05	15 to 30 Years
Elizabethton, TN	(a)	655	129	—	—	655	129	784	(202)	1993	07/01/05	15 to 20 Years
Elizabethton, TN	(a)	735	278	—	—	735	278	1,013	(76)	1971	12/21/12	15 to 20 Years
Elmwood Park, IL	(a)	650	380	—	—	650	380	1,030	(204)	1993	09/23/05	15 to 20 Years
Elsa, TX	(d)	1,159	141	—	—	1,159	141	1,300	(29)	1984	07/17/13	11 to 35 Years
Emporia, KS	(a)	508	1,175	—	—	508	1,175	1,683	(102)	1969	12/24/13	15 to 30 Years
Englewood, OH	(d)	235	345	—	—	235	345	580	(5)	1988	08/21/15	15 to 30 Years
Escanaba, MI	(a)	772	767	—	300	772	1,067	1,839	(441)	1984	12/29/05	3 to 20 Years
Eureka, IL	(a)	307	338	—	—	307	338	645	(143)	1980	12/21/12	10 to 15 Years
Eustis, FL	(a)	451	377	—	—	451	377	828	(368)	1969	12/30/04	10 to 15 Years
Fayetteville, AR	(a)	1,019	1,150	—	—	1,019	1,150	2,169	(71)	2014	06/23/14	15 to 40 Years
Fayetteville, NC	(a)	470	629	—	—	470	629	1,099	(252)	1999	09/29/06	15 to 30 Years
Fayetteville, NC	(a)	489	612	—	—	489	612	1,101	(232)	1987	09/29/06	15 to 30 Years
Fayetteville, NC	(a)	607	1,020	—	—	607	1,020	1,627	(438)	1996	09/29/06	15 to 30 Years
Ferguson, MO	(a)	293	212	—	—	293	212	505	(132)	1974	05/25/05	15 to 20 Years
Flint, MI	(a)	340	258	—	—	340	258	598	(156)	1979	05/25/05	15 to 20 Years
Florence, KY	(a)	524	209	—	—	524	209	733	(149)	1992	09/24/04	15 to 30 Years
Floresville, TX	(d)	109	555	—	—	109	555	664	(72)	1985	07/17/13	9 to 25 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Flowood, MS	(a)	338	848	—	—	338	848	1,186	(49)	1994	07/31/14	15 to 30 Years
Forsyth, GA	(a)	495	1,007	—	—	495	1,007	1,502	(378)	1984	01/12/06	15 to 30 Years
Forsythe, GA	(a)	249	936	—	—	249	936	1,185	(81)	1983	12/24/13	15 to 30 Years
Fort Lauderdale, FL	(a)	601	121	—	—	601	121	722	(180)	1984	09/24/04	10 to 15 Years
Fort Pierce, FL	(a)	667	184	—	—	667	184	851	(123)	1999	09/24/04	15 to 30 Years
Fort Wayne, IN	(a)	660	204	—	—	660	204	864	(254)	1982	09/23/05	10 to 15 Years
Fort Worth, TX	(d)	157	263	—	—	157	263	420	(50)	1965	07/17/13	11 to 20 Years
Fort Worth, TX	(d)	164	573	—	—	164	573	737	(67)	1965	07/17/13	11 to 25 Years
Fort Worth, TX	(d)	200	643	—	—	200	643	843	(72)	1979	07/17/13	11 to 30 Years
Fort Worth, TX	(d)	356	572	—	—	356	572	928	(61)	1970	07/17/13	11 to 35 Years
Fort Worth, TX	(d)	187	539	—	—	187	539	726	(57)	1984	07/17/13	11 to 35 Years
Ft Madison, IA	(a)	191	620	—	—	191	620	811	(86)	1980	12/21/12	15 to 30 Years
Ft. Valley, GA	(d)	353	379	—	—	353	379	732	(75)	1985	07/17/13	11 to 23 Years
Garland, TX	(d)	141	455	—	—	141	455	596	(59)	1986	07/17/13	10 to 25 Years
Garner, NC	(a)	600	765	—	—	600	765	1,365	(318)	1995	09/29/06	15 to 30 Years
Gary, IN	(a)	109	410	—	—	109	410	519	(202)	1980	05/25/05	15 to 20 Years
Gary, IN	(a)	210	318	—	—	210	318	528	(194)	1979	05/25/05	15 to 20 Years
Gary, IN	(a)	161	493	—	—	161	493	654	(256)	1973	05/25/05	15 to 20 Years
Gilman, IL	(a)	219	414	—	—	219	414	633	(253)	1998	09/23/05	15 to 20 Years
Graceville, FL	(a)	279	1,036	—	—	279	1,036	1,315	(93)	1985	12/24/13	15 to 30 Years
Grand Prairie, TX	(d)	335	527	—	—	335	527	862	(55)	1980	07/17/13	10 to 35 Years
Grand Prairie, TX	(d)	147	535	—	—	147	535	682	(61)	1985	07/17/13	11 to 30 Years
Greensboro, AL	(d)	100	663	—	—	100	663	763	(66)	1986	07/17/13	7 to 35 Years
Greenville, TN	(a)	289	311	—	—	289	311	600	(286)	1972	09/01/05	10 to 15 Years
Greenville, TN	(a)	735	517	—	—	735	517	1,252	(77)	2010	03/29/13	15 to 30 Years
Greenville, TX	(a)	223	304	—	—	223	304	527	(152)	1985	12/29/05	15 to 20 Years
Greenville, TX	(d)	325	441	—	—	325	441	766	(43)	1972	07/17/13	10 to 35 Years
Griffin, GA	(d)	215	492	—	—	215	492	707	(69)	1978	07/17/13	11 to 25 Years
Griffin, GA	(a)	249	877	—	—	249	877	1,126	(73)	1979	12/24/13	15 to 30 Years
Gulfport, MS	(d)	540	429	—	—	540	429	969	(40)	1971	07/17/13	11 to 35 Years
Haltom City, TX	(d)	571	425	—	—	571	425	996	(47)	2007	07/17/13	11 to 35 Years
Hampton, GA	(a)	568	648	—	—	568	648	1,216	(102)	2002	02/02/12	15 to 30 Years
Harlingen, TX	(d)	923	753	—	—	923	753	1,676	(66)	1985	07/17/13	10 to 35 Years
Harlingen, TX	(d)	226	519	—	—	226	519	745	(63)	1973	07/17/13	11 to 30 Years
Harriman, TN	(a)	387	502	—	—	387	502	889	(235)	1976	09/01/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Harrisburg, NC	(a)	489	291	—	—	489	291	780	(42)	2004	09/17/13	15 to 30 Years
Harrisonville, MO	(a)	369	1,195	—	—	369	1,195	1,564	(101)	1981	12/24/13	15 to 30 Years
Harvey, IL	(a)	361	269	(80)	—	281	269	550	(328)	1978	05/25/05	15 to 20 Years
Hattiesburg, MS	(a)	845	995	—	—	845	995	1,840	(62)	2010	07/14/14	15 to 40 Years
Havana, IL	(a)	439	297	—	—	439	297	736	(138)	1980	12/21/12	10 to 15 Years
Hawkinsville, GA	(a)	169	946	—	—	169	946	1,115	(79)	1986	12/24/13	15 to 30 Years
Henderson, KY	(a)	656	1,058	—	—	656	1,058	1,714	(96)	1992	07/17/13	7 to 35 Years
Hickory, NC	(a)	292	818	—	—	292	818	1,110	(257)	2000	09/29/06	15 to 40 Years
Hickory, NC	(a)	1,105	851	—	—	1,105	851	1,956	(585)	1995	12/29/06	13 to 28 Years
Hidalgo, TX	(d)	352	1,043	—	—	352	1,043	1,395	(100)	2001	07/17/13	10 to 31 Years
Hobbs, NM	(d)	706	534	—	—	706	534	1,240	(64)	1974	07/17/13	11 to 35 Years
Holly Springs, MS	(a)	116	—	—	—	116	—	116	—	(f)	10/30/13	(f)
Hope Mills, NC	(a)	408	930	—	—	408	930	1,338	(330)	1990	09/29/06	15 to 30 Years
Horn Lake, MS	(a)	231	—	—	—	231	—	231	—	(f)	10/30/13	(f)
Houston, TX	(a)	592	302	—	—	592	302	894	(159)	1979	09/28/06	15 to 20 Years
Houston, TX	(a)	1,329	—	—	—	1,329	—	1,329	—	(f)	07/17/13	(f)
Hudson, NC	(a)	794	616	—	—	794	616	1,410	(249)	1998	09/29/06	15 to 40 Years
Independence, MO	(a)	396	1,074	—	—	396	1,074	1,470	(194)	1984	10/03/11	15 to 30 Years
Independence, MO	(a)	279	936	—	—	279	936	1,215	(78)	1979	12/24/13	15 to 30 Years
Indianapolis, IN	(a)	460	587	—	—	460	587	1,047	(225)	1998	09/24/04	15 to 30 Years
Indianapolis, IN	(a)	258	262	—	—	258	262	520	(165)	1970	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	266	310	—	—	266	310	576	(176)	1971	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	170	749	—	—	170	749	919	(345)	1983	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	449	153	—	—	449	153	602	(125)	1968	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	370	150	—	—	370	150	520	(111)	1970	05/25/05	15 to 20 Years
Irving, TX	(d)	463	338	—	—	463	338	801	(34)	1967	07/17/13	10 to 35 Years
Jackson, GA	(a)	467	729	—	—	467	729	1,196	(133)	1992	02/02/12	15 to 30 Years
Jackson, MS	(d)	215	476	—	—	215	476	691	(62)	1977	07/17/13	11 to 25 Years
Jackson, MS	(d)	996	610	—	—	996	610	1,606	(69)	1978	07/17/13	11 to 35 Years
Jackson, MS	(d)	195	582	—	—	195	582	777	(63)	2000	07/17/13	11 to 30 Years
Jackson, MS	(d)	447	555	—	—	447	555	1,002	(67)	1998	07/17/13	11 to 35 Years
Jacksonville, FL	(a)	480	631	—	—	480	631	1,111	(263)	1998	09/24/04	15 to 30 Years
Jacksonville, FL	(a)	930	910	—	—	930	910	1,840	(365)	1986	09/24/04	15 to 30 Years
Jacksonville, FL	(a)	872	509	—	—	872	509	1,381	(296)	1984	09/24/04	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Jacksonville, FL	(a)	487	871	—	—	487	871	1,358	(411)	1985	12/30/04	15 to 20 Years
Jamestown, NY	(a)	508	573	—	—	508	573	1,081	(303)	1988	11/10/05	15 to 20 Years
Johnson City, TN	(a)	718	450	—	—	718	450	1,168	(123)	1983	12/21/12	15 to 20 Years
Joliet, IL	(a)	245	193	—	—	245	193	438	(126)	1985	05/25/05	15 to 20 Years
Jonesboro, GA	(d)	680	1,736	—	—	680	1,736	2,416	(34)	2006	07/01/15	15 to 30 Years
Jonesborough, TN	(a)	576	329	—	—	576	329	905	(81)	1987	12/21/12	15 to 20 Years
Kannapolix, NC	(a)	244	291	—	—	244	291	535	(37)	2001	09/17/13	15 to 30 Years
Kansas City, KS	(a)	349	425	—	—	349	425	774	(78)	1977	10/03/11	14 to 29 Years
Kansas City, KS	(a)	594	904	—	—	594	904	1,498	(173)	1999	10/03/11	15 to 30 Years
Kansas City, KS	(a)	289	1,066	—	—	289	1,066	1,355	(90)	1980	12/24/13	15 to 30 Years
Kansas City, MO	(d)	312	574	—	—	312	574	886	(64)	1996	07/17/13	10 to 30 Years
Kansas City, MO	(d)	348	730	—	—	348	730	1,078	(72)	1996	07/17/13	10 to 35 Years
Kansas City, MO	(d)	462	673	—	—	462	673	1,135	(67)	1996	07/17/13	10 to 35 Years
Kansas City, MO	(d)	135	616	—	—	135	616	751	(75)	1996	07/17/13	10 to 25 Years
Kansas City, MO	(d)	310	580	—	—	310	580	890	(65)	1996	07/17/13	10 to 31 Years
Kansas City, MO	(d)	189	837	—	—	189	837	1,026	(102)	1996	07/17/13	9 to 25 Years

Kansas City, MO	(a)	334	654	—	—	334	654	988	(127)	1985	10/03/11	15 to 30 Years
Kansas City, MO	(d)	772	—	—	934	772	934	1,706	—	1995	09/19/14	40 to 40 Years
Kansas City, MO	(a)	538	936	—	—	538	936	1,474	(84)	1979	12/24/13	15 to 30 Years
Kennesaw, GA	(a)	487	334	—	—	487	334	821	(76)	1991	02/02/12	15 to 20 Years
Kilgore, TX	(d)	140	415	—	—	140	415	555	(68)	1985	07/17/13	11 to 20 Years
Killeen, TX	(d)	289	513	—	—	289	513	802	(51)	1974	07/17/13	9 to 35 Years
Kingsport, TN	(a)	592	200	—	—	592	200	792	(290)	1992	07/01/05	15 to 20 Years
Kingsport, TN	(d)	307	766	—	—	307	766	1,073	(80)	2007	07/17/13	4 to 32 Years
Kingsport, TN	(a)	384	877	—	—	384	877	1,261	(126)	1992	12/21/12	15 to 30 Years
Kingston, PA	(d)	521	635	—	—	521	635	1,156	(29)	1978	11/18/14	15 to 30 Years
Kingsville, TX	(d)	263	461	—	—	263	461	724	(47)	1977	07/17/13	9 to 35 Years
Kingwood, WV	(a)	618	677	—	—	618	677	1,295	(137)	1979	12/21/12	15 to 20 Years
Kirby, TX	(d)	224	262	—	—	224	262	486	(49)	1985	07/17/13	9 to 18 Years
Knoxville, TN	(a)	635	227	—	—	635	227	862	(255)	1995	07/01/05	15 to 20 Years
Knoxville, TN	(a)	547	230	—	—	547	230	777	(320)	1987	07/01/05	10 to 15 Years
Knoxville, TN	(a)	332	185	—	—	332	185	517	(107)	1977	09/01/05	15 to 20 Years
Knoxville, TN	(a)	561	305	—	—	561	305	866	(151)	1975	09/01/05	15 to 20 Years
La Feria, TX	(d)	369	941	—	—	369	941	1,310	(84)	2003	07/17/13	11 to 35 Years
La Vista, NE	(a)	499	664	—	—	499	664	1,163	(117)	1992	10/03/11	15 to 30 Years
Lafayette, LA	(a)	300	779	—	—	300	779	1,079	(66)	1972	10/30/13	15 to 30 Years
LaGrange, GA	(d)	555	44	—	—	555	44	599	(96)	1978	07/17/13	7 to 30 Years
Laredo, TX	(d)	272	713	—	—	272	713	985	(60)	1966	07/17/13	11 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Laredo, TX	(d)	727	698	—	—	727	698	1,425	(62)	1968	07/17/13	11 to 35 Years
Lauderdale Lakes, FL	(a)	411	346	—	—	411	346	757	(134)	1998	12/29/06	15 to 30 Years
Laurel, MS	(d)	690	290	—	—	690	290	980	(52)	1971	07/17/13	11 to 24 Years
Laurel, MS	(a)	543	754	—	—	543	754	1,297	(49)	1993	09/22/14	15 to 30 Years
Lees Summit, MO	(a)	590	69	55	(69)	645	—	645	—	(f)	09/23/05	(f)
Lees Summit, MO	(a)	319	906	—	—	319	906	1,225	(79)	1985	12/24/13	15 to 30 Years
Lewisville, TX	(d)	913	470	—	—	913	470	1,383	(60)	1976	07/17/13	8 to 35 Years
Lexington, KY	(a)	636	362	—	—	636	362	998	(354)	1978	12/30/04	10 to 15 Years
Lexington, KY	(a)	713	451	—	—	713	451	1,164	(442)	1976	01/26/05	10 to 15 Years
Lillington, NC	(a)	419	687	—	—	419	687	1,106	(223)	1992	09/29/06	15 to 40 Years
Lincoln, IL	(a)	203	616	—	—	203	616	819	(322)	1990	09/23/05	15 to 20 Years
Little Rock, AR	(a)	917	847	—	—	917	847	1,764	(348)	2004	07/07/05	15 to 30 Years
Little Rock, AR	(d)	99	500	—	—	99	500	599	(55)	1970	07/17/13	8 to 30 Years
Little Rock, AR	(d)	332	432	—	—	332	432	764	(43)	1971	07/17/13	9 to 35 Years
Little Rock, AR	(d)	263	492	—	—	263	492	755	(50)	1975	07/17/13	9 to 35 Years
Lone Tree, CO	(a)	1,717	1,117	—	—	1,717	1,117	2,834	(530)	2000	12/23/08	13 to 38 Years
Longview, TX	(d)	149	552	—	—	149	552	701	(57)	1985	07/17/13	9 to 35 Years
Louisville, KY	(a)	334	251	—	—	334	251	585	(128)	1991	09/24/04	15 to 20 Years
Louisville, KY	(a)	1,010	577	—	—	1,010	577	1,587	(247)	1994	11/10/05	15 to 30 Years
Louisville, KY	(a)	854	514	—	—	854	514	1,368	(223)	1994	11/10/05	15 to 30 Years
Lubbock, TX	(a)	687	856	—	—	687	856	1,543	(349)	2003	07/07/05	15 to 30 Years
Lubbock, TX	(d)	325	794	—	—	325	794	1,119	(81)	2004	07/17/13	11 to 34 Years
Macon, GA	(d)	291	628	—	—	291	628	919	(60)	1983	07/17/13	10 to 35 Years
Macon, GA	(d)	195	347	—	—	195	347	542	(52)	1976	07/17/13	9 to 25 Years
Macon, GA	(d)	185	553	—	—	185	553	738	(63)	1980	07/17/13	11 to 30 Years
Madison, GA	(a)	892	739	—	—	892	739	1,631	(294)	1989	01/12/06	15 to 40 Years
Madisonville, KY	(a)	1,198	819	—	—	1,198	819	2,017	(343)	1990	09/24/04	15 to 30 Years
Mansfield, OH	(a)	225	327	—	—	225	327	552	(165)	1972	05/25/05	15 to 20 Years
Mansfield, TX	(a)	472	760	—	—	472	760	1,232	(346)	1991	12/29/06	15 to 30 Years
Maplewood, MO	(a)	180	225	—	—	180	225	405	(124)	1980	05/25/05	15 to 20 Years
Marietta, GA	(d)	350	173	—	—	350	173	523	(47)	1976	07/17/13	11 to 20 Years
Marion, IN	(a)	503	153	—	—	503	153	656	(119)	1990	09/24/04	15 to 20 Years
Marlin, TX	(d)	81	327	—	—	81	327	408	(52)	1985	07/17/13	8 to 25 Years
Martinsburg, WV	(a)	887	992	—	—	887	992	1,879	(395)	1999	12/29/05	15 to 30 Years
Martinsville, IN	(a)	940	1,128	—	—	940	1,128	2,068	(116)	1986	07/17/13	4 to 35 Years
Maryville, TN	(a)	810	306	—	—	810	306	1,116	(241)	1993	07/01/05	15 to 20 Years
Maryville, TN	(d)	421	380	—	—	421	380	801	(60)	2007	07/17/13	4 to 26 Years
Mayfield, KY	(a)	316	603	—	—	316	603	919	(271)	1986	12/08/09	12 to 27 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

McAllen, TX	(d)	747	408	—	—	747	408	1,155	(41)	1992	07/17/13	10 to 35 Years
McAllen, TX	(d)	601	539	—	—	601	539	1,140	(56)	1985	07/17/13	11 to 35 Years
McDonough, GA	(a)	938	697	—	—	938	697	1,635	(317)	1985	09/24/04	15 to 30 Years
McDonough, GA	(a)	179	807	—	—	179	807	986	(67)	1989	12/24/13	15 to 30 Years
McDonough, GA	(a)	418	847	—	—	418	847	1,265	(79)	1995	12/24/13	15 to 30 Years
Mebane, NC	(a)	846	682	—	—	846	682	1,528	(259)	1993	09/29/06	15 to 30 Years
Memphis, TN	(d)	208	302	—	—	208	302	510	(46)	2007	07/17/13	3 to 24 Years
Memphis, TN	(d)	103	120	—	—	103	120	223	(34)	1976	07/17/13	6 to 15 Years
Memphis, TN	(d)	128	232	—	—	128	232	360	(43)	1971	07/17/13	8 to 20 Years
Memphis, TN	(d)	156	351	—	—	156	351	507	(53)	1971	07/17/13	7 to 25 Years
Memphis, TN	(d)	288	278	—	—	288	278	566	(63)	1976	07/17/13	6 to 20 Years
Memphis, TN	(d)	206	471	—	—	206	471	677	(63)	1979	07/17/13	10 to 25 Years
Memphis, TN	(d)	163	295	—	—	163	295	458	(46)	1979	07/17/13	10 to 25 Years
Memphis, TN	(d)	212	245	—	—	212	245	457	(53)	1971	07/17/13	7 to 25 Years
Memphis, TN	(d)	119	261	—	—	119	261	380	(43)	1980	07/17/13	8 to 20 Years
Memphis, TN	(d)	180	316	—	—	180	316	496	(54)	1971	07/17/13	7 to 20 Years
Memphis, TN	(d)	264	592	—	—	264	592	856	(63)	1971	07/17/13	11 to 35 Years
Memphis, TN	(d)	426	608	—	—	426	608	1,034	(71)	1971	07/17/13	11 to 32 Years
Memphis, TN	(a)	320	—	—	—	320	—	320	—	(f)	10/30/13	(f)
Mercedes, TX	(d)	535	575	—	—	535	575	1,110	(58)	1982	07/17/13	11 to 35 Years
Mesquite, TX	(d)	234	459	—	—	234	459	693	(63)	2001	07/17/13	11 to 28 Years
Miami, FL	(a)	602	14	—	—	602	14	616	(164)	1978	09/24/04	10 to 15 Years
Miami, FL	(a)	596	105	—	—	596	105	701	(137)	1978	09/24/04	10 to 15 Years
Miamisburg, OH	(d)	140	262	—	—	140	262	402	(6)	1970	08/21/15	15 to 20 Years
Midland, TX	(d)	195	432	—	—	195	432	627	(42)	1972	07/17/13	9 to 35 Years
Midland, TX	(d)	769	893	—	—	769	893	1,662	—	1982	12/29/15	15 to 30 Years
Midwest City, OK	(d)	318	623	—	—	318	623	941	(61)	1985	07/17/13	9 to 35 Years
Milan, IL	(a)	161	533	—	—	161	533	694	(87)	1997	10/03/11	15 to 30 Years
Mission, TX	(d)	577	598	—	—	577	598	1,175	(60)	1981	07/17/13	9 to 35 Years
Mobile, AL	(a)	587	487	—	—	587	487	1,074	(245)	1985	09/24/04	15 to 20 Years
Moline, IL	(a)	424	520	—	—	424	520	944	(85)	2009	10/03/11	15 to 40 Years
Moncks Corner, SC	(a)	573	466	—	—	573	466	1,039	(297)	1998	09/24/04	15 to 20 Years
Monroe, GA	(a)	618	787	—	—	618	787	1,405	(75)	1977	12/24/13	15 to 30 Years
Montgomery, AL	(d)	288	623	—	—	288	623	911	(59)	1998	07/17/13	9 to 35 Years
Montgomery, AL	(d)	177	516	—	—	177	516	693	(93)	1984	07/17/13	9 to 19 Years
Montgomery, AL	(d)	247	376	—	—	247	376	623	(68)	1999	07/17/13	10 to 24 Years
Montgomery, AL	(d)	455	579	—	—	455	579	1,034	(71)	1972	07/17/13	11 to 33 Years
Montgomery, AL	(d)	313	601	—	—	313	601	914	(94)	1999	07/17/13	10 to 27 Years
Mooresville, IN	(a)	560	549	—	—	560	549	1,109	(332)	1998	09/23/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Morristown, TN	(a)	588	781	—	—	588	781	1,369	(271)	1987	09/01/05	15 to 30 Years
Morristown, TN	(a)	436	290	—	—	436	290	726	(160)	1976	09/01/05	15 to 20 Years
Morrow, GA	(a)	530	568	—	—	530	568	1,098	(79)	2006	02/02/12	15 to 40 Years
Moultrie, GA	(a)	437	563	—	—	437	563	1,000	(77)	2012	03/29/13	15 to 30 Years
Moultrie, GA	(a)	359	827	—	—	359	827	1,186	(70)	1997	12/24/13	15 to 30 Years
Mount Carmel, TN	(a)	499	536	—	—	499	536	1,035	(97)	1988	12/21/12	15 to 30 Years
Mount Pleasant, MI	(a)	485	642	—	—	485	642	1,127	(250)	1997	12/29/05	15 to 30 Years
Mount Pleasant, MI	(a)	657	854	—	—	657	854	1,511	(308)	2010	02/13/09	13 to 38 Years
Nappanee, IN	(a)	301	413	—	—	301	413	714	(248)	2005	12/21/07	15 to 20 Years
Nashville, TN	(a)	264	—	—	—	264	—	264	—	(f)	10/30/13	(f)
Nashville, TN	(a)	538	—	—	—	538	—	538	—	(f)	10/30/13	(f)
New Albany, IN	(a)	497	278	—	—	497	278	775	(154)	1992	09/24/04	15 to 30 Years
New Braunfels, TX	(d)	302	526	—	—	302	526	828	(69)	1973	07/17/13	10 to 27 Years
New Castle, PA	(a)	573	1,042	—	—	573	1,042	1,615	(157)	1999	07/17/13	7 to 25 Years
Niagara Falls, NY	(a)	1,359	551	—	—	1,359	551	1,910	(247)	1979	11/10/05	15 to 30 Years
Nogales, AZ	(d)	207	448	—	—	207	448	655	(61)	1976	07/17/13	11 to 25 Years
Norfolk, VA	(d)	373	517	—	—	373	517	890	(92)	1988	07/17/13	7 to 20 Years
Normal, IL	(a)	394	240	—	—	394	240	634	(92)	1980	12/21/12	10 to 15 Years
Normandy, MO	(a)	265	329	(6)	—	259	329	588	(181)	1978	05/25/05	15 to 20 Years
North Canton, OH	(a)	484	497	(14)	—	470	497	967	(274)	1989	12/29/06	15 to 20 Years
North Little Rock, AR	(d)	128	351	—	—	128	351	479	(47)	1999	07/17/13	10 to 28 Years
Oak Ridge, TN	(a)	669	548	—	—	669	548	1,217	(185)	1976	09/01/05	15 to 30 Years
Odessa, TX	(d)	597	443	—	—	597	443	1,040	(51)	1979	07/17/13	10 to 35 Years
Odessa, TX	(d)	670	563	—	—	670	563	1,233	(59)	1972	07/17/13	10 to 35 Years
Odessa, TX	(d)	500	941	—	—	500	941	1,441	—	1982	12/29/15	15 to 30 Years
Oklahoma City, OK	(d)	223	469	—	—	223	469	692	(78)	1998	07/17/13	8 to 22 Years
Oklahoma City, OK	(d)	200	428	—	—	200	428	628	(60)	1971	07/17/13	9 to 25 Years
Oklahoma City, OK	(a)	541	842	(398)	(614)	143	228	371	(51)	2007	07/17/13	4 to 33 Years
Omaha, NE	(a)	539	380	—	—	539	380	919	(50)	2006	10/03/11	15 to 40 Years
Opelousas, LA	(a)	419	659	—	—	419	659	1,078	(62)	1968	10/30/13	15 to 30 Years
Orange, TX	(d)	541	335	—	—	541	335	876	(11)	2007	08/31/15	15 to 30 Years
Orlando, FL	(a)	1,249	729	—	—	1,249	729	1,978	(445)	1985	06/25/04	15 to 20 Years
Orlando, FL	(a)	642	178	—	—	642	178	820	(212)	1967	12/30/04	10 to 15 Years
Oshkosh, WI	(a)	765	829	(40)	300	725	1,129	1,854	(496)	1984	12/29/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Overland, MO	(a)	278	494	—	—	278	494	772	(247)	1972	05/25/05	15 to 20 Years
Parkersburg, WV	(a)	416	658	—	75	416	733	1,149	(407)	1986	03/07/07	4 to 20 Years
Parkersburg, WV	(a)	457	309	—	—	457	309	766	(122)	1999	12/21/12	10 to 15 Years
Parma Heights, OH	(a)	598	535	—	—	598	535	1,133	(186)	2004	08/27/09	13 to 38 Years
Paxton, IL	(a)	324	658	—	—	324	658	982	(408)	1986	12/29/05	15 to 20 Years
Pearson, GA	(a)	159	817	—	—	159	817	976	(70)	1994	12/24/13	15 to 30 Years
Pensacola, FL	(a)	860	291	—	—	860	291	1,151	(351)	1977	07/28/04	10 to 15 Years
Peoria, IL	(a)	154	320	—	—	154	320	474	(176)	1976	05/25/05	15 to 20 Years
Peoria, IL	(a)	383	270	—	—	383	270	653	(106)	1980	12/21/12	10 to 15 Years
Peoria, IL	(a)	282	435	—	—	282	435	717	(92)	1980	12/21/12	15 to 20 Years
Pharr, TX	(d)	694	441	—	—	694	441	1,135	(64)	1997	07/17/13	10 to 26 Years
Phenix City, AL	(d)	493	497	—	—	493	497	990	(44)	1978	07/17/13	8 to 35 Years
Philippi, WV	(a)	405	232	—	—	405	232	637	(100)	1986	12/21/12	10 to 15 Years
Phoenix, AZ	(d)	523	97	—	—	523	97	620	(33)	1976	07/17/13	9 to 16 Years
Phoenix, AZ	(d)	321	276	—	—	321	276	597	(52)	1975	07/17/13	10 to 20 Years
Phoenix, AZ	(d)	384	528	—	—	384	528	912	(64)	1974	07/17/13	11 to 27 Years
Phoenix, AZ	(d)	368	267	—	—	368	267	635	(40)	1974	07/17/13	11 to 23 Years
Phoenix, AZ	(d)	415	403	—	—	415	403	818	(49)	1975	07/17/13	8 to 27 Years
Phoenix, AZ	(d)	599	412	—	—	599	412	1,011	(47)	1980	07/17/13	10 to 35 Years
Phoenix, AZ	(d)	400	120	—	—	400	120	520	(36)	1977	07/17/13	11 to 13 Years
Pine Bluff, AR	(d)	854	431	—	—	854	431	1,285	(41)	1971	07/17/13	7 to 35 Years
Pineville, LA	(a)	558	1,044	—	—	558	1,044	1,602	(399)	1996	06/25/04	11 to 30 Years
Pleasanton, TX	(d)	230	1,052	—	—	230	1,052	1,282	(96)	1985	07/17/13	11 to 35 Years
Ponca City, OK	(d)	93	249	—	—	93	249	342	(37)	2007	07/17/13	4 to 28 Years
Port Allen, LA	(a)	521	575	—	—	521	575	1,096	(278)	1997	09/24/04	15 to 30 Years
Port Arthur, TX	(d)	187	256	—	—	187	256	443	(7)	1976	08/31/15	15 to 20 Years
Port Arthur, TX	(d)	384	266	—	—	384	266	650	(10)	2002	08/31/15	15 to 20 Years
Port Arthur, TX	(d)	403	344	—	—	403	344	747	(11)	2004	08/31/15	15 to 20 Years
Port Isabel, TX	(d)	348	672	—	—	348	672	1,020	(72)	2004	07/17/13	11 to 31 Years
Port Lavaca, TX	(d)	339	594	—	—	339	594	933	(69)	1985	07/17/13	11 to 28 Years
Portsmouth, VA	(d)	574	419	—	—	574	419	993	(66)	1988	07/17/13	10 to 25 Years
Powell, TN	(d)	411	353	—	—	411	353	764	(58)	2007	07/17/13	4 to 26 Years
Princeton, IN	(a)	340	906	—	—	340	906	1,246	(185)	1992	07/17/13	7 to 15 Years
Pulaski, VA	(a)	444	236	—	—	444	236	680	(264)	1994	07/01/05	15 to 20 Years
Quincy, FL	(a)	1,015	416	—	—	1,015	416	1,431	(382)	1989	09/24/04	15 to 20 Years
Quitman, GA	(a)	259	936	—	—	259	936	1,195	(78)	1985	12/24/13	15 to 30 Years
Radford, VA	(a)	499	248	—	—	499	248	747	(310)	1995	07/01/05	15 to 20 Years
Raleigh, NC	(a)	639	320	—	—	639	320	959	(54)	2008	09/17/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Raymondville, TX	(d)	660	455	—	—	660	455	1,115	(57)	1984	07/17/13	9 to 35 Years
Red Bank, TN	(a)	610	557	—	—	610	557	1,167	(312)	1997	06/25/04	15 to 30 Years
Richland Hills, TX	(d)	229	199	—	—	229	199	428	(34)	1999	07/17/13	10 to 25 Years
Rio Grand City, TX	(d)	1,746	554	—	—	1,746	554	2,300	(56)	1984	07/17/13	12 to 35 Years
Riverdale, GA	(d)	742	1,789	—	—	742	1,789	2,531	(18)	2010	09/17/15	15 to 30 Years
Robinson, IL	(a)	250	1,021	—	—	250	1,021	1,271	(111)	1994	07/17/13	7 to 33 Years
Rochester, MN	(a)	561	83	66	(83)	627	—	627	—	(f)	09/23/05	(f)
Rock Hill, SC	(a)	373	722	—	—	373	722	1,095	(370)	1978	12/29/05	15 to 20 Years
Rockwell, NC	(a)	385	385	—	—	385	385	770	(61)	2006	09/17/13	15 to 30 Years
Rogers, AR	(d)	334	884	—	—	334	884	1,218	(43)	2005	09/30/14	15 to 30 Years
Rogersville, TN	(a)	384	964	—	—	384	964	1,348	(137)	1986	12/21/12	15 to 30 Years
Rolesville, NC	(a)	526	320	—	—	526	320	846	(51)	2007	09/17/13	15 to 30 Years
Rolla, MO	(a)	229	857	—	—	229	857	1,086	(73)	1978	12/24/13	15 to 30 Years
Roma, TX	(d)	478	855	—	—	478	855	1,333	(87)	1985	07/17/13	11 to 35 Years
Romeoville, IL	(a)	789	713	—	—	789	713	1,502	(362)	1999	09/23/05	15 to 20 Years
Roswell, GA	(a)	513	559	—	—	513	559	1,072	(74)	2006	02/02/12	15 to 40 Years
Roswell, NM	(d)	343	321	—	—	343	321	664	(68)	1974	07/17/13	11 to 23 Years
Saint Ann, MO	(a)	588	613	—	—	588	613	1,201	(380)	1985	09/23/05	15 to 20 Years
Saint Cloud, FL	(a)	1,193	557	—	—	1,193	557	1,750	(319)	1983	06/25/04	15 to 20 Years
Salisbury, NC	(a)	357	338	—	—	357	338	695	(41)	2002	09/17/13	15 to 30 Years
San Antonio, TX	(a)	517	373	—	—	517	373	890	(179)	2002	09/25/06	15 to 30 Years
San Antonio, TX	(a)	349	429	—	—	349	429	778	(233)	1983	09/25/06	15 to 20 Years
San Antonio, TX	(a)	428	339	—	—	428	339	767	(165)	2001	09/25/06	15 to 30 Years
San Antonio, TX	(a)	539	300	—	—	539	300	839	(178)	2001	09/25/06	15 to 30 Years
San Antonio, TX	(d)	205	1,042	—	—	205	1,042	1,247	(145)	1976	07/17/13	10 to 20 Years
San Antonio, TX	(d)	685	257	—	—	685	257	942	(31)	1976	07/17/13	9 to 35 Years
San Antonio, TX	(d)	592	336	—	—	592	336	928	(39)	1968	07/17/13	9 to 35 Years
San Antonio, TX	(d)	79	347	—	—	79	347	426	(33)	1977	07/17/13	9 to 33 Years
San Antonio, TX	(d)	395	414	—	—	395	414	809	(61)	1984	07/17/13	11 to 25 Years
San Antonio, TX	(d)	144	538	—	—	144	538	682	(80)	1984	07/17/13	8 to 20 Years
San Antonio, TX	(d)	544	521	—	—	544	521	1,065	(55)	1967	07/17/13	11 to 33 Years
San Antonio, TX	(d)	375	282	—	—	375	282	657	(51)	1965	07/17/13	9 to 21 Years
San Antonio, TX	(d)	373	170	—	—	373	170	543	(33)	1993	07/17/13	9 to 20 Years
San Antonio, TX	(d)	331	449	—	—	331	449	780	(62)	1983	07/17/13	10 to 25 Years
San Antonio, TX	(d)	283	573	—	—	283	573	856	(76)	1971	07/17/13	11 to 33 Years
San Antonio, TX	(d)	369	226	—	—	369	226	595	(33)	1986	07/17/13	10 to 25 Years
San Antonio, TX	(d)	397	700	—	—	397	700	1,097	(69)	1984	07/17/13	11 to 35 Years
San Antonio, TX	(d)	403	61	—	—	403	61	464	(92)	1971	07/17/13	9 to 17 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

San Antonio, TX	(d)	279	261	—	—	279	261	540	(38)	1976	07/17/13	11 to 32 Years
San Benito, TX	(d)	1,641	688	—	—	1,641	688	2,329	(62)	1977	07/17/13	9 to 35 Years
Sandusky, OH	(a)	922	406	(314)	(89)	608	317	925	(116)	1987	08/27/09	14 to 29 Years
Sedalia, MO	(a)	751	662	—	—	751	662	1,413	(314)	1983	12/29/06	15 to 30 Years
Sedalia, MO	(d)	283	641	—	—	283	641	924	(60)	2006	07/17/13	3 to 48 Years
Seven Hills, OH	(a)	496	488	—	—	496	488	984	(185)	1977	08/27/09	13 to 28 Years
Seymour, TN	(a)	365	440	—	—	365	440	805	(61)	2007	07/17/13	6 to 27 Years
Shawnee, OK	(d)	130	1,182	—	—	130	1,182	1,312	(113)	2007	07/17/13	3 to 32 Years
Siler City, NC	(a)	686	385	—	—	686	385	1,071	(68)	2005	09/17/13	15 to 30 Years
So. Parkersburg, WV	(a)	383	404	—	—	383	404	787	(83)	1986	12/21/12	15 to 20 Years
South Charleston, WV	(a)	524	541	—	—	524	541	1,065	(101)	1993	12/21/12	15 to 20 Years
South Hill, VA	(a)	564	320	—	—	564	320	884	(56)	2007	09/17/13	15 to 30 Years
Spencer, IN	(a)	136	1,040	—	—	136	1,040	1,176	(132)	1999	07/17/13	8 to 22 Years
Springfield, IL	(a)	1,072	642	—	—	1,072	642	1,714	(435)	1988	09/23/05	15 to 20 Years
Springfield, IL	(a)	571	630	—	—	571	630	1,201	(286)	1997	09/23/05	15 to 30 Years
Springfield, MO	(a)	439	719	—	—	439	719	1,158	(300)	2004	12/29/06	15 to 40 Years
Springville, NY	(a)	678	586	—	—	678	586	1,264	(234)	1988	11/10/05	15 to 30 Years
St. Louis, MO	(a)	290	211	—	—	290	211	501	(136)	1973	05/25/05	15 to 20 Years
St. Louis, MO	(a)	231	337	—	—	231	337	568	(174)	1972	05/25/05	15 to 20 Years
St. Louis, MO	(a)	189	227	—	—	189	227	416	(130)	1972	05/25/05	15 to 20 Years
St. Louis, MO	(a)	464	218	—	—	464	218	682	(155)	1978	05/25/05	15 to 20 Years
St. Louis, MO	(a)	503	651	—	—	503	651	1,154	(345)	1976	09/24/04	15 to 20 Years
St. Louis, MO	(a)	828	351	—	—	828	351	1,179	(268)	1986	09/24/04	15 to 20 Years
Statesboro, GA	(a)	779	777	—	—	779	777	1,556	(366)	1985	09/24/04	15 to 20 Years
Sterling Heights, MI	(a)	866	960	—	—	866	960	1,826	(363)	2000	12/29/05	15 to 30 Years
Stillwater, OK	(d)	218	1,262	—	—	218	1,262	1,480	(113)	2007	07/17/13	4 to 32 Years
Stillwater, OK	(d)	1,314	1,111	—	—	1,314	1,111	2,425	(36)	2015	03/31/15	15 to 40 Years
Stockbridge, GA	(a)	388	353	—	—	388	353	741	(58)	2001	02/02/12	15 to 30 Years
Stone Mountain, GA	(a)	379	487	—	—	379	487	866	(76)	1986	02/02/12	15 to 30 Years
Sun City, AZ	(a)	771	372	—	—	771	372	1,143	(212)	1986	12/29/06	15 to 20 Years
Sweetwater, TN	(a)	602	550	—	—	602	550	1,152	(218)	1999	12/29/06	15 to 40 Years
Talladega, AL	(d)	247	245	—	—	247	245	492	(64)	1998	07/17/13	11 to 21 Years
Tempe, AZ	(a)	480	361	—	—	480	361	841	(170)	2003	09/25/06	15 to 30 Years
Temple, TX	(d)	705	493	—	—	705	493	1,198	(47)	1983	07/17/13	10 to 35 Years
Texarkana, TX	(a)	265	747	—	—	265	747	1,012	(70)	2013	11/04/13	14 to 30 Years
The Village, OK	(d)	211	650	—	—	211	650	861	(59)	1978	07/17/13	9 to 35 Years
Thomasville, GA	(a)	408	837	—	—	408	837	1,245	(72)	1985	12/24/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Tipp City, OH	(a)	789	332	—	—	789	332	1,121	(225)	1991	12/29/06	15 to 20 Years
Tooele, UT	(a)	552	624	—	—	552	624	1,176	(384)	1988	09/24/04	15 to 20 Years
Trenton, MO	(a)	309	1,175	—	—	309	1,175	1,484	(98)	1976	12/24/13	15 to 30 Years
Trotwood, OH	(d)	281	220	—	—	281	220	501	(6)	1971	08/21/15	15 to 20 Years
Tucson, AZ	(d)	262	193	—	—	262	193	455	(43)	1983	07/17/13	11 to 23 Years
Tucson, AZ	(d)	191	552	—	—	191	552	743	(51)	1981	07/17/13	11 to 35 Years
Tucson, AZ	(d)	349	479	—	—	349	479	828	(51)	1976	07/17/13	11 to 35 Years
Tucson, AZ	(d)	221	434	—	—	221	434	655	(51)	1980	07/17/13	11 to 27 Years
Tulsa, OK	(d)	767	466	—	—	767	466	1,233	(53)	1976	07/17/13	8 to 35 Years
Tulsa, OK	(d)	315	717	—	—	315	717	1,032	(67)	1976	07/17/13	10 to 35 Years
Tyler, TX	(d)	227	527	—	—	227	527	754	(50)	1976	07/17/13	11 to 35 Years
Tyler, TX	(d)	355	663	—	—	355	663	1,018	—	1980	12/29/15	15 to 30 Years
Universal City, TX	(d)	408	369	—	—	408	369	777	(59)	1989	07/17/13	9 to 25 Years
Vicksburg, MS	(d)	278	333	—	—	278	333	611	(54)	1972	07/17/13	11 to 25 Years
Victoria, TX	(d)	129	490	—	—	129	490	619	(62)	1985	07/17/13	11 to 28 Years
Victoria, TX	(d)	367	182	—	—	367	182	549	(34)	1984	07/17/13	11 to 22 Years
Vincennes, IN	(a)	389	1,425	—	—	389	1,425	1,814	(146)	2000	07/17/13	8 to 30 Years
Waco, TX	(d)	365	542	—	—	365	542	907	(47)	1969	07/17/13	10 to 35 Years
Warner Robins, GA	(a)	229	887	—	—	229	887	1,116	(80)	1978	12/24/13	15 to 30 Years
Warren, MI	(a)	488	215	—	—	488	215	703	(131)	1979	05/25/05	15 to 20 Years
Washington Park, IL	(a)	119	324	—	—	119	324	443	(168)	1980	05/25/05	15 to 20 Years
Washington, IL	(a)	264	460	—	—	264	460	724	(95)	1980	12/21/12	15 to 20 Years
Washington, IN	(a)	272	949	—	—	272	949	1,221	(107)	1995	07/17/13	8 to 33 Years
Watertown, WI	(a)	267	338	—	—	267	338	605	(160)	1986	06/30/09	13 to 18 Years
Waynesburg, PA	(a)	323	918	—	—	323	918	1,241	(133)	1982	12/21/12	15 to 30 Years
Weslaco, TX	(d)	860	513	—	—	860	513	1,373	(51)	1990	07/17/13	11 to 35 Years
Weslaco, TX	(d)	291	786	—	—	291	786	1,077	(94)	1970	07/17/13	11 to 25 Years
Westchester, IL	(a)	765	437	—	—	765	437	1,202	(215)	1986	09/29/06	15 to 20 Years
Weston, WV	(a)	158	695	—	—	158	695	853	(89)	1981	12/21/12	15 to 30 Years
Williamsport, PA	(d)	864	979	—	—	864	979	1,843	(45)	1966	11/18/14	15 to 30 Years
Winchester, TN	(a)	400	291	—	—	400	291	691	(164)	1993	12/29/06	15 to 20 Years
Winter Springs, FL	(a)	523	446	—	—	523	446	969	(279)	1988	12/30/04	15 to 20 Years
Wytheville, VA	(a)	446	172	—	—	446	172	618	(188)	1995	07/01/05	15 to 20 Years
Xenia, OH	(d)	384	288	—	—	384	288	672	(7)	1985	08/21/15	15 to 20 Years
Yukon, OK	(a)	555	373	—	—	555	373	928	(211)	2003	07/01/05	15 to 30 Years
Zebulon, NC	(a)	780	395	—	—	780	395	1,175	(63)	2006	09/17/13	15 to 30 Years

Convenience Stores

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Akron, OH	(c)	424	1,139	—	—	424	1,139	1,563	(133)	1995	07/17/13	13 to 30 Years
Akron, OH	(c)	587	1,073	—	—	587	1,073	1,660	(139)	1998	07/17/13	13 to 32 Years
Akron, OH	(c)	500	2,058	—	—	500	2,058	2,558	(197)	1999	07/17/13	15 to 33 Years
Akron, OH	(c)	337	1,149	—	—	337	1,149	1,486	(113)	2001	07/17/13	15 to 35 Years
Akron, OH	(c)	595	1,031	—	—	595	1,031	1,626	(133)	1995	07/17/13	14 to 30 Years
Akron, OH	(c)	554	824	—	—	554	824	1,378	(96)	1969	07/17/13	14 to 38 Years
Akron, OH	(c)	517	1,122	—	—	517	1,122	1,639	(141)	1994	07/17/13	13 to 29 Years
Akron, OH	(c)	283	1,160	—	—	283	1,160	1,443	(119)	1997	07/17/13	14 to 32 Years
Akron, OH	(c)	434	1,198	—	—	434	1,198	1,632	(145)	1994	07/17/13	14 to 29 Years
Akron, OH	(c)	343	1,193	—	—	343	1,193	1,536	(129)	1991	07/17/13	15 to 31 Years
Akron, OH	(c)	513	1,251	—	—	513	1,251	1,764	(141)	1996	07/17/13	15 to 31 Years
Akron, OH	(c)	321	1,179	—	—	321	1,179	1,500	(131)	1994	07/17/13	13 to 29 Years
Akron, OH	(c)	402	1,263	—	—	402	1,263	1,665	(125)	2000	07/17/13	13 to 34 Years
Akron, OH	(c)	291	1,230	—	—	291	1,230	1,521	(152)	1950	07/17/13	12 to 25 Years
Albuquerque, NM	(c)	699	777	—	—	699	777	1,476	(170)	1994	07/17/13	9 to 35 Years
Altavista, VA	(d)	358	1,400	—	—	358	1,400	1,758	(28)	1981	06/30/15	15 to 30 Years
Altavista, VA	(d)	467	745	—	—	467	745	1,212	(18)	1984	06/30/15	15 to 30 Years
Apopka, FL	(d)	477	389	—	—	477	389	866	(51)	1989	12/19/13	15 to 30 Years
Apopka, FL	(d)	1,357	748	—	—	1,357	748	2,105	(14)	1997	10/28/15	15 to 30 Years
Apple Valley, CA	(d)	782	662	—	—	782	662	1,444	(157)	1985	05/02/14	10 to 15 Years
Asheville, NC	(a)	278	776	—	168	278	944	1,222	(131)	2000	01/01/14	8 to 29 Years
Asheville, NC	(a)	247	497	—	87	247	584	831	(88)	1986	01/01/14	8 to 29 Years
Ashland, NH	(d)	398	157	—	—	398	157	555	(41)	1970	06/28/12	15 to 20 Years
Auburn, AL	(c)	757	1,199	—	—	757	1,199	1,956	(172)	1990	07/17/13	10 to 25 Years
Auburn, ME	(d)	371	444	—	—	371	444	815	(73)	1996	06/28/12	15 to 30 Years
Auburn, ME	(d)	287	222	—	—	287	222	509	(52)	1968	06/28/12	15 to 20 Years
Augusta, GA	(c)	400	1,540	—	—	400	1,540	1,940	(154)	1981	07/17/13	13 to 30 Years
Augusta, ME	(d)	318	322	—	—	318	322	640	(54)	1997	06/28/12	15 to 28 Years
Bangor, ME	(d)	327	141	—	—	327	141	468	(58)	1973	06/28/12	15 to 15 Years
Barberton, OH	(c)	255	1,244	—	—	255	1,244	1,499	(145)	1991	07/17/13	12 to 26 Years
Barberton, OH	(c)	884	1,885	—	—	884	1,885	2,769	(213)	1981	07/17/13	13 to 34 Years
Barberton, OH	(c)	321	1,219	—	—	321	1,219	1,540	(127)	1983	07/17/13	14 to 31 Years
Bartlett, NH	(d)	325	399	—	—	325	399	724	(66)	1998	06/28/12	15 to 32 Years
Barton, VT	(d)	307	609	—	—	307	609	916	(45)	1975	01/24/14	14 to 40 Years
Baton Rouge, LA	(c)	260	859	—	—	260	859	1,119	(113)	1976	07/17/13	7 to 25 Years
Baton Rouge, LA	(c)	330	997	—	—	330	997	1,327	(113)	1970	07/17/13	8 to 30 Years
Baton Rouge, LA	(c)	481	913	—	—	481	913	1,394	(122)	1977	07/17/13	8 to 30 Years
Beattyville, KY	(d)	278	795	—	—	278	795	1,073	(17)	1981	06/30/15	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Beaufort, SC	(c)	850	1,337	—	—	850	1,337	2,187	(161)	1997	07/17/13	12 to 34 Years
Bedford, OH	(c)	750	680	—	—	750	680	1,430	(105)	2000	07/17/13	15 to 33 Years
Bedford, VA	(d)	258	818	—	—	258	818	1,076	(18)	1997	06/30/15	15 to 30 Years
Belle Glade, FL	(d)	978	1,184	—	—	978	1,184	2,162	(55)	1960	10/30/14	15 to 40 Years
Belle Glade, FL	(d)	356	1,125	—	—	356	1,125	1,481	(44)	1977	10/30/14	15 to 40 Years
Belle Isle, FL	(d)	908	738	—	—	908	738	1,646	(10)	1996	10/27/15	15 to 30 Years
Belmont, NH	(d)	315	218	—	—	315	218	533	(30)	1969	01/24/14	14 to 30 Years
Belmont, NH	(d)	524	879	—	—	524	879	1,403	(94)	2002	01/24/14	14 to 30 Years
Berlin, NH	(d)	387	317	—	—	387	317	704	(75)	1991	06/28/12	15 to 22 Years
Blairs, VA	(d)	318	636	—	—	318	636	954	(14)	1987	06/30/15	15 to 30 Years
Bluffton, SC	(c)	1,531	645	—	—	1,531	645	2,176	(112)	1997	07/17/13	10 to 32 Years
Bossier City, LA	(c)	565	1,051	(21)	—	544	1,051	1,595	(136)	1987	07/17/13	9 to 25 Years
Brewer, ME	(d)	238	260	—	—	238	260	498	(57)	1967	06/28/12	15 to 25 Years
Brookpark, OH	(c)	623	978	—	—	623	978	1,601	(122)	1998	07/17/13	13 to 32 Years
Bucksport, ME	(d)	1,203	587	—	—	1,203	587	1,790	(69)	1995	01/24/14	14 to 40 Years
Calais, ME	(d)	187	213	—	—	187	213	400	(53)	1968	06/28/12	15 to 20 Years
Campton, KY	(d)	189	735	—	—	189	735	924	(16)	1996	06/30/15	15 to 30 Years
Canton, OH	(c)	362	1,159	—	—	362	1,159	1,521	(145)	1990	07/17/13	12 to 26 Years
Canton, OH	(c)	1,037	1,557	—	—	1,037	1,557	2,594	(206)	2000	07/17/13	15 to 34 Years
Carlisle, KY	(d)	209	586	—	—	209	586	795	(13)	1989	06/30/15	15 to 30 Years
Carlisle, KY	(d)	298	874	—	—	298	874	1,172	(20)	2005	06/30/15	15 to 30 Years
Catlettsburg, KY	(a)	9,344	3,989	—	—	9,344	3,989	13,333	(3,616)	2001	07/01/05	13 to 40 Years
Cave Creek, AZ	(d)	2,711	2,201	—	—	2,711	2,201	4,912	(828)	1998	07/02/07	15 to 40 Years
Charleston, SC	(c)	1,547	1,242	—	—	1,547	1,242	2,789	(220)	1987	07/17/13	7 to 20 Years
Charlotte, NC	(c)	1,507	749	(127)	—	1,380	749	2,129	(112)	1996	07/17/13	9 to 35 Years
Charlotte, NC	(c)	1,442	789	—	—	1,442	789	2,231	(144)	1997	07/17/13	8 to 35 Years
Charlotte, NC	(c)	1,392	563	—	—	1,392	563	1,955	(173)	1991	07/17/13	6 to 32 Years
Clay City, KY	(d)	397	884	—	—	397	884	1,281	(24)	2002	06/30/15	15 to 30 Years
Cleveland, MO	(d)	701	894	—	—	701	894	1,595	(69)	1994	11/18/14	15 to 20 Years
Cleveland, OH	(c)	804	1,513	—	—	804	1,513	2,317	(167)	2002	07/17/13	13 to 35 Years
Columbia, SC	(c)	1,061	1,073	—	—	1,061	1,073	2,134	(131)	1997	07/17/13	11 to 32 Years
Columbia, SC	(c)	1,261	985	—	—	1,261	985	2,246	(138)	1993	07/17/13	10 to 28 Years
Columbus, GA	(c)	711	943	—	—	711	943	1,654	(114)	1990	07/17/13	13 to 32 Years
Columbus, GA	(c)	574	1,039	—	—	574	1,039	1,613	(115)	1984	07/17/13	13 to 32 Years
Columbus, GA	(c)	867	2,299	—	—	867	2,299	3,166	(242)	1978	07/17/13	13 to 30 Years
Columbus, GA	(c)	1,465	2,088	—	—	1,465	2,088	3,553	(238)	1995	07/17/13	11 to 34 Years
Columbus, GA	(c)	730	1,317	—	—	730	1,317	2,047	(161)	1978	07/17/13	13 to 28 Years
Concord, NH	(d)	260	330	—	—	260	330	590	(60)	1988	06/28/12	15 to 25 Years
Copley, OH	(c)	379	999	—	—	379	999	1,378	(129)	1993	07/17/13	12 to 28 Years
Cuyahoga Falls, OH	(c)	657	1,018	—	—	657	1,018	1,675	(146)	1995	07/17/13	13 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Cuyahoga Falls, OH	(c)	958	1,416	—	—	958	1,416	2,374	(181)	2002	07/17/13	15 to 35 Years
Cuyahoga Falls, OH	(c)	342	806	—	—	342	806	1,148	(109)	1972	07/17/13	12 to 26 Years
Cynthiana, KY	(d)	119	596	—	—	119	596	715	(12)	1985	06/30/15	15 to 30 Years
Daleville, VA	(d)	467	616	—	—	467	616	1,083	(16)	1989	06/30/15	15 to 30 Years
Danville, VA	(d)	348	477	—	—	348	477	825	(12)	1989	06/30/15	15 to 30 Years
El Paso, TX	(c)	1,143	1,029	—	—	1,143	1,029	2,172	(310)	2000	07/17/13	4 to 27 Years
El Paso, TX	(c)	987	558	—	—	987	558	1,545	(146)	1999	07/17/13	3 to 26 Years
El Paso, TX	(c)	1,090	1,203	—	—	1,090	1,203	2,293	(233)	1999	07/17/13	6 to 35 Years
Fairlawn, OH	(c)	616	1,064	—	—	616	1,064	1,680	(143)	1993	07/17/13	13 to 28 Years
Fallon, NV	(d)	1,262	1,321	—	—	1,262	1,321	2,583	(95)	1985	10/31/14	15 to 40 Years
Flemingsburg, KY	(d)	1,073	1,212	—	—	1,073	1,212	2,285	(32)	1997	06/30/15	15 to 30 Years
Forest, VA	(d)	248	834	—	—	248	834	1,082	(18)	1995	06/30/15	15 to 30 Years
Fort Mill, SC	(c)	1,589	1,356	—	—	1,589	1,356	2,945	(150)	1999	07/17/13	10 to 33 Years
Fort Pierce, FL	(d)	1,064	1,659	—	—	1,064	1,659	2,723	(88)	1977	10/30/14	15 to 40 Years
Fort Pierce, FL	(d)	681	1,404	—	—	681	1,404	2,085	(67)	1989	10/30/14	15 to 40 Years
Freeport, ME	(d)	503	343	—	—	503	343	846	(65)	1991	06/28/12	15 to 26 Years
Fremont, CA	(d)	1,905	361	—	—	1,905	361	2,266	(42)	1990	10/31/14	15 to 30 Years
Georgetown, KY	(d)	725	805	—	—	725	805	1,530	(21)	1989	06/30/15	15 to 30 Years
Georgetown, KY	(d)	815	934	—	—	815	934	1,749	(23)	1998	06/30/15	15 to 30 Years
Goose Creek, SC	(c)	682	1,571	—	—	682	1,571	2,253	(233)	1983	07/17/13	7 to 20 Years
Gorham, NH	(d)	723	358	—	—	723	358	1,081	(98)	1975	06/28/12	15 to 18 Years
Grandtham, NH	(d)	576	394	—	—	576	394	970	(53)	1989	01/24/14	14 to 30 Years
Gresham, OR	(d)	879	643	—	—	879	643	1,522	(50)	1990	10/28/14	15 to 30 Years
Gretna, VA	(d)	268	798	—	—	268	798	1,066	(19)	1978	06/30/15	15 to 30 Years
Gretna, VA	(d)	159	1,083	—	—	159	1,083	1,242	(22)	1996	06/30/15	15 to 30 Years
Hampden, ME	(d)	987	424	—	—	987	424	1,411	(91)	1997	01/24/14	14 to 30 Years
Harrington, ME	(d)	331	459	—	—	331	459	790	(88)	1992	06/28/12	15 to 32 Years
Harrodsburg, KY	(d)	229	824	—	—	229	824	1,053	(18)	1973	06/30/15	15 to 30 Years
Hazard, KY	(d)	288	805	—	—	288	805	1,093	(17)	1991	06/30/15	15 to 30 Years
Hockessin, DE	(b)	1,921	2,477	—	—	1,921	2,477	4,398	(245)	2001	07/17/13	8 to 46 Years
Honea Path, SC	(a)	1,268	1,134	—	175	1,268	1,309	2,577	(267)	1996	01/01/14	8 to 29 Years
Huntersville, NC	(c)	1,539	924	—	—	1,539	924	2,463	(188)	1996	07/17/13	8 to 35 Years
Huntington Beach, CA	(d)	2,035	155	—	—	2,035	155	2,190	(41)	1962	10/31/14	15 to 30 Years
Huntington Park, CA	(d)	1,909	891	—	—	1,909	891	2,800	(126)	1947	05/02/14	15 to 20 Years
Hurt, VA	(d)	685	1,023	—	—	685	1,023	1,708	(27)	1973	06/30/15	15 to 30 Years
Inglewood, CA	(d)	1,053	635	—	30	1,053	665	1,718	(45)	1995	06/04/14	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Inman, SC	(a)	2,183	897	—	165	2,183	1,062	3,245	(383)	1994	05/08/13	8 to 29 Years
Irvine, KY	(d)	219	666	—	—	219	666	885	(16)	1987	06/30/15	15 to 30 Years
Jackson, KY	(d)	417	765	—	—	417	765	1,182	(18)	1982	06/30/15	15 to 30 Years
Jacksonville, FL	(d)	2,285	1,537	—	—	2,285	1,537	3,822	(23)	2010	10/28/15	15 to 40 Years
Kansas City, MO	(d)	925	1,027	—	—	925	1,027	1,952	(56)	1996	11/18/14	15 to 30 Years
Kearney, MO	(d)	529	925	—	—	529	925	1,454	(47)	2001	11/18/14	15 to 30 Years
Keene, NH	(d)	553	289	—	—	553	289	842	(39)	1960	01/24/14	14 to 30 Years
Kent, OH	(c)	258	917	—	—	258	917	1,175	(104)	1994	07/17/13	13 to 29 Years
Kent, WA	(d)	1,450	381	—	—	1,450	381	1,831	(44)	1987	10/28/14	15 to 30 Years
Kissimmee, FL	(d)	759	1,060	—	—	759	1,060	1,819	(139)	2005	12/19/13	15 to 30 Years
Kissimmee, FL	(d)	2,115	1,602	—	—	2,115	1,602	3,717	(16)	2006	10/27/15	15 to 40 Years
Laconia, NH	(d)	411	770	—	—	411	770	1,181	(77)	1998	01/24/14	14 to 30 Years
Lanett, AL	(c)	299	844	—	—	299	844	1,143	(111)	1974	07/17/13	10 to 25 Years
Laurens, SC	(a)	505	622	—	118	505	740	1,245	(129)	1992	01/01/14	8 to 29 Years
Lebo, KS	(d)	1,951	762	—	—	1,951	762	2,713	(75)	1976	11/18/14	15 to 20 Years
Lewiston, ME	(d)	460	341	—	—	460	341	801	(75)	1994	06/28/12	15 to 28 Years
Long Beach, CA	(d)	1,049	635	—	—	1,049	635	1,684	(60)	1959	05/02/14	15 to 30 Years
Los Angeles, CA	(d)	2,178	504	—	—	2,178	504	2,682	(96)	1963	05/02/14	15 to 20 Years
Lynchburg, VA	(d)	467	1,391	—	—	467	1,391	1,858	(28)	2006	06/30/15	15 to 30 Years
Lynchburg, VA	(d)	278	699	—	—	278	699	977	(14)	1967	06/30/15	15 to 30 Years
Lynchburg, VA	(d)	517	1,142	—	—	517	1,142	1,659	(26)	2000	06/30/15	15 to 30 Years
Macon, GA	(c)	470	1,226	—	—	470	1,226	1,696	(178)	1974	07/17/13	7 to 35 Years
Macon, GA	(c)	471	1,066	—	—	471	1,066	1,537	(192)	1993	07/17/13	5 to 35 Years
Madison Heights, VA	(d)	268	417	—	—	268	417	685	(10)	1983	06/30/15	15 to 30 Years
Madison, ME	(d)	130	410	—	—	130	410	540	(69)	1988	06/28/12	15 to 25 Years
Manahawkin, NJ	(b)	3,258	1,954	—	—	3,258	1,954	5,212	(415)	2001	07/17/13	8 to 46 Years
Manchester, ME	(d)	279	285	—	—	279	285	564	(68)	1990	06/28/12	15 to 20 Years
Maple Heights, OH	(c)	747	917	—	—	747	917	1,664	(127)	1998	07/17/13	13 to 32 Years
Martinez, GA	(c)	626	996	—	—	626	996	1,622	(292)	1985	07/17/13	3 to 35 Years
McKee, KY	(d)	119	973	—	—	119	973	1,092	(18)	1983	06/30/15	15 to 30 Years
Midland, GA	(c)	637	2,136	—	—	637	2,136	2,773	(188)	1995	07/17/13	9 to 35 Years
Mobile, AL	(c)	552	1,664	—	—	552	1,664	2,216	(223)	1987	07/17/13	11 to 24 Years
Mobile, AL	(c)	939	878	—	—	939	878	1,817	(153)	1988	07/17/13	13 to 25 Years
Moneta, VA	(d)	437	934	—	—	437	934	1,371	(24)	1999	06/30/15	15 to 30 Years
Monroe, LA	(c)	517	1,455	—	—	517	1,455	1,972	(224)	1986	07/17/13	6 to 28 Years
Montclair, CA	(d)	4,957	4,136	—	125	4,957	4,261	9,218	(313)	1989	10/31/14	15 to 40 Years
Mount Pleasant, SC	(c)	1,328	1,073	—	—	1,328	1,073	2,401	(120)	1978	07/17/13	7 to 30 Years
Mt Sterling, KY	(d)	1,103	1,102	—	—	1,103	1,102	2,205	(30)	2000	06/30/15	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Murphy, NC	(a)	489	298	—	49	489	347	836	(68)	1965	05/08/13	8 to 19 Years
N. Augusta, SC	(c)	1,065	894	—	—	1,065	894	1,959	(104)	1999	07/17/13	12 to 33 Years
Narberth, PA	(b)	1,812	3,163	—	—	1,812	3,163	4,975	(221)	2006	07/17/13	8 to 46 Years
Newport, NH	(d)	519	581	—	—	519	581	1,100	(103)	1998	06/28/12	15 to 30 Years
Northfield, OH	(c)	873	1,633	—	—	873	1,633	2,506	(193)	1983	07/17/13	15 to 35 Years
Norton, OH	(c)	581	1,460	—	—	581	1,460	2,041	(156)	1984	07/17/13	13 to 35 Years
Oakfield, ME	(d)	273	229	—	—	273	229	502	(61)	1993	06/28/12	15 to 25 Years
Oakland, FL	(d)	1,303	1,109	—	—	1,303	1,109	2,412	(176)	2002	12/19/13	15 to 30 Years
Okeechobee, FL	(d)	468	936	—	—	468	936	1,404	(47)	1976	10/30/14	15 to 40 Years
Okeechobee, FL	(d)	808	1,191	—	—	808	1,191	1,999	(69)	1984	10/30/14	15 to 40 Years
Okeechobee, FL	(d)	386	1,764	—	—	386	1,764	2,150	(69)	1975	10/30/14	15 to 40 Years
Okeechobee, FL	(d)	558	1,024	—	—	558	1,024	1,582	(50)	1986	10/30/14	15 to 40 Years
Ontario, CA	(d)	1,307	1,307	—	—	1,307	1,307	2,614	(102)	1964	05/02/14	15 to 30 Years
Opelika, AL	(c)	960	1,716	—	—	960	1,716	2,676	(256)	1988	07/17/13	10 to 25 Years
Opelika, AL	(c)	400	1,321	—	—	400	1,321	1,721	(169)	1989	07/17/13	10 to 24 Years
Orlando, FL	(d)	1,167	982	—	—	1,167	982	2,149	(141)	2001	12/19/13	15 to 30 Years
Orlando, FL	(d)	1,080	798	—	—	1,080	798	1,878	(105)	2001	12/19/13	15 to 30 Years
Orlando, FL	(d)	1,303	496	—	—	1,303	496	1,799	(89)	1994	12/19/13	15 to 30 Years
Orlando, FL	(d)	973	350	—	—	973	350	1,323	(79)	1991	12/19/13	15 to 30 Years
Orlando, FL	(d)	1,128	496	—	—	1,128	496	1,624	(93)	1995	12/19/13	15 to 30 Years
Orlando, FL	(d)	1,644	1,829	—	—	1,644	1,829	3,473	(176)	2000	12/19/13	15 to 40 Years
Orlando, FL	(d)	1,255	1,333	—	—	1,255	1,333	2,588	(160)	2001	12/19/13	15 to 40 Years
Orlando, FL	(d)	1,397	1,028	—	—	1,397	1,028	2,425	(16)	1990	10/29/15	15 to 30 Years
Oveido, FL	(d)	1,556	982	—	—	1,556	982	2,538	(160)	2002	12/19/13	15 to 30 Years
Oviedo, FL	(d)	973	798	—	—	973	798	1,771	(117)	1995	12/19/13	15 to 30 Years
Oxnard, CA	(d)	1,330	950	—	363	1,330	1,313	2,643	(88)	1966	06/27/14	15 to 30 Years
Oxnard, CA	(d)	2,284	3,620	—	—	2,284	3,620	5,904	(167)	2003	09/09/14	15 to 40 Years
Paris, KY	(d)	129	636	—	—	129	636	765	(13)	1988	06/30/15	15 to 30 Years
Paris, KY	(d)	209	576	—	—	209	576	785	(13)	1992	06/30/15	15 to 30 Years
Paris, ME	(d)	139	153	—	—	139	153	292	(43)	1954	06/28/12	15 to 17 Years
Parma, OH	(c)	437	1,166	—	—	437	1,166	1,603	(113)	2002	07/17/13	15 to 35 Years
Phenix City, AL	(c)	554	1,392	—	—	554	1,392	1,946	(162)	1999	07/17/13	13 to 33 Years
Phoenix, AZ	(d)	2,243	4,243	—	—	2,243	4,243	6,486	(1,449)	2001	07/02/07	15 to 40 Years
Phoenix, AZ	(d)	1,212	380	—	—	1,212	380	1,592	(33)	1985	03/20/15	7 to 40 Years
Pine Mountain, GA	(c)	454	1,627	—	—	454	1,627	2,081	(169)	1999	07/17/13	10 to 37 Years
Pomona, CA	(d)	1,551	839	—	127	1,551	966	2,517	(85)	1967	05/02/14	15 to 30 Years
Pomona, CA	(d)	1,078	864	—	—	1,078	864	1,942	(68)	1999	06/04/14	15 to 40 Years
Port Wentworth, GA	(c)	1,627	1,131	—	—	1,627	1,131	2,758	(363)	1991	07/17/13	4 to 35 Years
Portland, OR	(d)	516	272	—	—	516	272	788	(24)	1991	10/28/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Presque Isle, ME	(d)	708	390	—	—	708	390	1,098	(71)	1995	01/24/14	14 to 30 Years
Prosser, WA	(d)	245	444	—	—	245	444	689	(30)	1985	10/28/14	15 to 30 Years
Raymond, NH	(d)	1,722	430	—	—	1,722	430	2,152	(105)	1986	01/24/14	14 to 20 Years
Reseda, CA	(d)	2,064	1,013	—	—	2,064	1,013	3,077	(83)	1997	05/02/14	15 to 40 Years
Reseda, CA	(d)	2,422	605	—	—	2,422	605	3,027	(93)	1997	05/02/14	15 to 30 Years
Roanoke, VA	(d)	238	497	—	—	238	497	735	(11)	1988	06/30/15	15 to 30 Years
Roanoke, VA	(d)	616	534	—	—	616	534	1,150	(15)	1988	06/30/15	15 to 30 Years
Roanoke, VA	(d)	397	785	—	—	397	785	1,182	(18)	1986	06/30/15	15 to 30 Years
Roanoke, VA	(d)	397	685	—	—	397	685	1,082	(16)	1997	06/30/15	15 to 30 Years
Rockland, ME	(d)	211	303	—	—	211	303	514	(52)	1984	06/28/12	15 to 28 Years
Roebuck, SC	(a)	708	818	—	152	708	970	1,678	(175)	1992	01/01/14	8 to 29 Years
Rustburg, VA	(d)	527	775	—	—	527	775	1,302	(21)	1990	06/30/15	15 to 30 Years
Saint Augustine, FL	(a)	9,556	2,543	—	—	9,556	2,543	12,099	(2,516)	2001	07/01/05	13 to 40 Years
Salem, OR	(d)	879	281	—	—	879	281	1,160	(52)	1991	10/28/14	15 to 30 Years
Salem, VA	(d)	209	576	—	—	209	576	785	(13)	1970	06/30/15	15 to 30 Years
Salem, VA	(d)	646	516	—	—	646	516	1,162	(15)	1987	06/30/15	15 to 30 Years
Salem, VA	(d)	387	1,172	—	—	387	1,172	1,559	(25)	1973	06/30/15	15 to 30 Years
San Francisco, CA	(d)	1,604	82	—	—	1,604	82	1,686	(22)	1980	10/28/14	15 to 30 Years
Sanford, ME	(d)	807	579	—	—	807	579	1,386	(95)	1997	06/28/12	15 to 28 Years
Savannah, GA	(c)	1,001	847	—	—	1,001	847	1,848	(145)	1997	07/17/13	8 to 37 Years
Savannah, GA	(c)	831	869	—	—	831	869	1,700	(120)	1990	07/17/13	14 to 30 Years
Scottsdale, AZ	(d)	4,416	2,384	—	—	4,416	2,384	6,800	(979)	2000	07/02/07	15 to 40 Years
Scottsdale, AZ	(d)	2,765	2,196	—	—	2,765	2,196	4,961	(899)	1995	07/02/07	15 to 40 Years
Scottsdale, AZ	(d)	5,123	2,683	—	—	5,123	2,683	7,806	(1,397)	1991	07/02/07	15 to 40 Years
Scottsdale, AZ	(d)	3,437	2,373	—	—	3,437	2,373	5,810	(1,236)	1996	07/02/07	15 to 40 Years
Seville, OH	(c)	1,141	2,604	—	—	1,141	2,604	3,745	(275)	2003	07/17/13	15 to 36 Years
Sherman Mills, ME	(d)	259	163	—	—	259	163	422	(49)	1974	06/28/12	15 to 20 Years
Shoreline, WA	(d)	516	172	—	—	516	172	688	(14)	1955	10/28/14	15 to 30 Years
Shreveport, LA	(c)	369	1,183	—	—	369	1,183	1,552	(178)	1988	07/17/13	4 to 25 Years
South Boston, VA	(d)	378	705	—	—	378	705	1,083	(15)	1988	06/30/15	15 to 30 Years
South Boston, VA	(d)	407	834	—	—	407	834	1,241	(18)	1983	06/30/15	15 to 30 Years
South Boston, VA	(d)	894	1,232	—	—	894	1,232	2,126	(29)	1997	06/30/15	15 to 30 Years
South Boston, VA	(d)	368	516	—	—	368	516	884	(14)	1997	06/30/15	15 to 30 Years
South Portland, ME	(d)	661	194	—	—	661	194	855	(71)	1970	06/28/12	15 to 15 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

South Portland, ME	(d)	448	593	—	—	448	593	1,041	(54)	1970	01/24/14	14 to 40 Years
Spiceland, IN	(a)	9,649	3,063	—	—	9,649	3,063	12,712	(3,152)	2001	07/01/05	13 to 40 Years
Springdale, SC	(c)	794	767	—	—	794	767	1,561	(95)	1999	07/17/13	13 to 33 Years
Stanton, CA	(d)	985	566	—	—	985	566	1,551	(42)	1966	10/31/14	15 to 30 Years
Summerville, SC	(a)	1,317	1,459	—	208	1,317	1,667	2,984	(225)	2001	05/08/13	8 to 29 Years
Tacoma, WA	(d)	326	290	—	—	326	290	616	(25)	1987	10/28/14	15 to 30 Years
Temple City, CA	(d)	948	544	—	134	948	678	1,626	(50)	1955	05/02/14	15 to 30 Years
Twinsburg, OH	(c)	556	1,317	—	—	556	1,317	1,873	(135)	2005	07/17/13	15 to 37 Years
Union Gap, WA	(d)	417	272	—	—	417	272	689	(26)	1983	10/28/14	15 to 30 Years
Vallejo, CA	(d)	2,923	2,904	—	—	2,923	2,904	5,827	(194)	1970	10/31/14	15 to 40 Years
Valley, AL	(c)	754	804	—	—	754	804	1,558	(117)	1974	07/17/13	9 to 25 Years
Ventura, CA	(d)	2,473	909	—	169	2,473	1,078	3,551	(109)	1971	05/02/14	15 to 30 Years
Ventura, CA	(d)	2,274	641	—	—	2,274	641	2,915	(185)	1971	05/02/14	10 to 15 Years
Vista, CA	(d)	1,745	497	—	—	1,745	497	2,242	(50)	1987	10/31/14	15 to 40 Years
Waitsburg, WA	(d)	190	344	—	—	190	344	534	(24)	1980	10/28/14	15 to 30 Years
Waldoboro, ME	(d)	1,450	834	—	—	1,450	834	2,284	(103)	1996	01/24/14	14 to 40 Years
West Monroe, LA	(c)	686	981	—	—	686	981	1,667	(297)	1983	07/17/13	5 to 25 Years
West Monroe, LA	(c)	425	1,558	—	—	425	1,558	1,983	(300)	1999	07/17/13	3 to 35 Years
Willoughby, OH	(c)	477	1,167	—	—	477	1,167	1,644	(129)	1986	07/17/13	13 to 32 Years
Winchester, KY	(d)	755	775	—	—	755	775	1,530	(21)	1981	06/30/15	15 to 30 Years
Winter Park, FL	(d)	992	1,021	—	—	992	1,021	2,013	(113)	2004	12/19/13	15 to 40 Years
Wiscasset, ME	(d)	1,305	538	—	—	1,305	538	1,843	(105)	1992	01/24/14	14 to 30 Years
Woodburn, OR	(d)	942	616	—	—	942	616	1,558	(58)	1985	10/28/14	15 to 30 Years
Yakima, WA	(d)	462	317	—	—	462	317	779	(25)	1989	10/28/14	15 to 30 Years
Yarmouth, ME	(d)	950	278	—	—	950	278	1,228	(52)	1990	01/24/14	14 to 40 Years

Movie Theatres
Anderson, SC	(d)	5,248	6,437	—	—	5,248	6,437	11,685	(437)	2000	09/25/14	15 to 30 Years
Arnold, MO	(a)	3,275	3,014	—	—	3,275	3,014	6,289	(668)	1999	07/17/13	5 to 21 Years
Batavia, IL	(a)	4,705	7,561	—	—	4,705	7,561	12,266	(2,356)	1995	06/30/09	11 to 38 Years
Bixby, OK	(a)	5,585	10,101	—	—	5,585	10,101	15,686	(3,915)	1998	07/01/05	14 to 30 Years
Carrollton, GA	(d)	1,879	5,868	—	—	1,879	5,868	7,747	(202)	2005	12/30/14	15 to 40 Years
Cedar Rapids, IA	(a)	2,521	5,461	—	—	2,521	5,461	7,982	(1,606)	1998	07/01/05	15 to 40 Years
Chubbock, ID	(a)	1,845	2,691	—	—	1,845	2,691	4,536	(117)	2004	12/23/14	10 to 30 Years
Colorado Springs, CO	(a)	1,892	1,732	—	—	1,892	1,732	3,624	(837)	1995	09/30/05	14 to 30 Years
Columbia, SC	(a)	2,115	2,091	—	—	2,115	2,091	4,206	(770)	1996	09/30/05	15 to 30 Years
Covina, CA	(d)	5,566	26,922	—	—	5,566	26,922	32,488	(6,117)	1997	06/23/04	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Danville, VA	(d)	1,349	6,406	—	—	1,349	6,406	7,755	(205)	2002	12/30/14	15 to 40 Years
Dawsonville, GA	(d)	1,859	4,207	—	—	1,859	4,207	6,066	(156)	2005	12/30/14	15 to 40 Years
Dickson City, PA	(a)	4,198	5,269	—	—	4,198	5,269	9,467	(429)	2010	09/29/14	13 to 30 Years
Downey, CA	(d)	1,767	12,172	—	—	1,767	12,172	13,939	(105)	1997	09/30/15	15 to 30 Years
Durham, NC	(a)	1,630	2,685	—	—	1,630	2,685	4,315	(1,193)	1994	09/30/05	13 to 30 Years
Fenton, MO	(a)	2,792	5,982	—	—	2,792	5,982	8,774	(322)	2008	09/29/14	13 to 40 Years
Fort Wayne, IN	(a)	2,696	9,849	682	—	3,378	9,849	13,227	(2,847)	2005	11/30/05	15 to 40 Years
Gainesville, GA	(d)	2,278	8,684	—	—	2,278	8,684	10,962	(269)	1996	12/30/14	15 to 40 Years
Gibsonton, FL	(d)	4,970	—	—	—	4,970	—	4,970	(20)	2016	11/05/15	15 to 15 Years
Goodyear, AZ	(a)	3,881	4,392	—	—	3,881	4,392	8,273	(1,320)	1998	08/01/09	10 to 37 Years
Greensboro, NC	(a)	2,359	2,431	—	—	2,359	2,431	4,790	(929)	1996	09/30/05	15 to 30 Years
Griffin, GA	(d)	1,239	3,188	—	—	1,239	3,188	4,427	(152)	2005	12/30/14	15 to 30 Years
Hinesville, GA	(d)	2,049	5,216	—	—	2,049	5,216	7,265	(171)	2001	12/30/14	15 to 40 Years
Johnston, IA	(b)	3,046	10,213	—	—	3,046	10,213	13,259	(3,381)	1998	06/23/04	15 to 30 Years
Kansas City, MO	(a)	2,543	7,943	—	—	2,543	7,943	10,486	(1,940)	2003	07/01/05	14 to 50 Years
Lebanon, PA	(a)	747	4,295	—	—	747	4,295	5,042	(204)	2006	09/29/14	13 to 30 Years
Lees Summit, MO	(a)	3,517	9,735	—	—	3,517	9,735	13,252	(2,849)	1999	07/01/05	14 to 40 Years
Longview, TX	(a)	1,432	2,946	—	—	1,432	2,946	4,378	(1,115)	1995	09/30/05	15 to 30 Years
Martinsburg, WV	(a)	2,450	3,528	—	—	2,450	3,528	5,978	(1,450)	1998	09/30/05	12 to 30 Years
Massillon, OH	(a)	1,767	2,667	—	—	1,767	2,667	4,434	(194)	2005	09/29/14	13 to 30 Years
Missoula, MT	(a)	2,333	3,406	—	—	2,333	3,406	5,739	(1,058)	1998	06/23/04	15 to 40 Years
Monrovia, CA	(d)	2,448	17,849	—	—	2,448	17,849	20,297	(150)	2000	09/30/15	15 to 30 Years
Mooresville, NC	(d)	5,087	6,800	—	—	5,087	6,800	11,887	(354)	1999	09/25/14	15 to 30 Years
Nitro, WV	(a)	1,816	3,068	—	—	1,816	3,068	4,884	(222)	2005	09/29/14	13 to 30 Years
Noblesville, IN	(a)	1,760	—	2,338	10,172	4,098	10,172	14,270	(3,011)	2008	06/30/09	14 to 39 Years
Omaha, NE	(d)	2,254	4,249	—	—	2,254	4,249	6,503	(159)	2006	03/26/15	12 to 30 Years
Overland Park, KS	(a)	4,935	12,281	—	—	4,935	12,281	17,216	(2,613)	2004	08/01/09	10 to 57 Years
Phoenix, AZ	(a)	2,652	11,495	—	—	2,652	11,495	14,147	(2,610)	1997	07/01/05	12 to 40 Years
Portage, IN	(a)	4,621	8,300	—	—	4,621	8,300	12,921	(2,867)	2007	06/30/09	13 to 38 Years
Raleigh, NC	(a)	3,636	8,833	—	—	3,636	8,833	12,469	(3,064)	1988	06/10/10	9 to 27 Years
Redlands, CA	(d)	4,443	17,859	—	—	4,443	17,859	22,302	(159)	1997	09/30/15	15 to 30 Years
Siginaw, MI	(a)	2,538	—	—	8,358	2,538	8,358	10,896	(519)	2013	12/02/13	15 to 50 Years
Simpsonville, SC	(a)	1,862	5,453	—	—	1,862	5,453	7,315	(300)	2010	09/29/14	13 to 40 Years
Surprise, AZ	(d)	2,918	7,122	—	—	2,918	7,122	10,040	(44)	2008	11/10/15	13 to 40 Years
Valdosta, GA	(d)	3,038	13,801	—	—	3,038	13,801	16,839	(408)	2001	12/30/14	15 to 40 Years
Warner Robins, GA	(d)	2,598	8,324	—	—	2,598	8,324	10,922	(265)	2010	12/30/14	15 to 40 Years
Wilmington, NC	(a)	1,552	2,934	—	—	1,552	2,934	4,486	(1,071)	1997	09/30/05	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Winston-Salem, NC	(a)	1,567	2,140	—	—	1,567	2,140	3,707	(957)	1993	10/28/05	13 to 30 Years
Woodstock, GA	(d)	2,798	5,057	—	—	2,798	5,057	7,855	(211)	1997	12/30/14	15 to 30 Years
Yukon, OK	(b)	1,082	3,538	—	—	1,082	3,538	4,620	(366)	2007	07/17/13	8 to 33 Years

Grocery
Abilene, TX	(a)	1,586	2,230	—	—	1,586	2,230	3,816	(402)	1979	03/27/13	6 to 20 Years
Alto, TX	(a)	204	464	—	—	204	464	668	(55)	1996	03/31/14	7 to 20 Years
Amarillo, TX	(d)	3,559	4,575	—	—	3,559	4,575	8,134	(1,113)	1999	05/23/05	14 to 40 Years
Amarillo, TX	(d)	1,828	1,292	—	—	1,828	1,292	3,120	(443)	1988	05/23/05	9 to 30 Years
Amarillo, TX	(d)	1,573	1,586	—	—	1,573	1,586	3,159	(541)	1989	05/23/05	9 to 30 Years
Amarillo, TX	(a)	1,574	1,389	—	—	1,574	1,389	2,963	(474)	1989	05/23/05	9 to 30 Years
Ashland, OH	(d)	2,596	8,200	—	—	2,596	8,200	10,796	(73)	2000	10/14/15	15 to 40 Years
Atascadero, CA	(d)	3,677	8,920	—	—	3,677	8,920	12,597	(275)	2000	04/06/15	15 to 30 Years
Bakersfield, CA	(d)	2,862	5,709	(496)	(978)	2,366	4,731	7,097	(182)	1991	03/30/15	15 to 30 Years
Blairsville, GA	(d)	1,652	3,102	—	—	1,652	3,102	4,754	(201)	2001	09/30/14	10 to 30 Years
Boise, ID	(b)	1,470	2,280	—	—	1,470	2,280	3,750	(287)	1982	12/17/13	4 to 20 Years
Buffalo, TX	(a)	522	987	—	—	522	987	1,509	(83)	1990	03/31/14	7 to 30 Years
Burkburnett, TX	(a)	2,030	2,706	—	—	2,030	2,706	4,736	(698)	1997	05/23/05	11 to 40 Years
Carlsbad, CA	(d)	9,216	7,189	—	—	9,216	7,189	16,405	(201)	2004	03/09/15	15 to 40 Years
Chattanooga, TN	(d)	1,817	5,281	—	—	1,817	5,281	7,098	(295)	1969	09/30/14	10 to 30 Years
Childress, TX	(d)	747	934	—	—	747	934	1,681	(269)	1997	05/23/05	7 to 40 Years
Chula Vista, CA	(d)	3,801	5,718	—	—	3,801	5,718	9,519	(174)	1986	03/20/15	15 to 30 Years
Cleveland, TX	(d)	465	2,867	—	—	465	2,867	3,332	(1,401)	1991	12/01/05	15 to 20 Years
Conway, AR	(a)	906	1,521	—	—	906	1,521	2,427	(148)	1990	03/31/14	2 to 20 Years
Corrigan, TX	(d)	395	630	—	—	395	630	1,025	(357)	1971	12/01/05	15 to 20 Years
Dallas, TX	3,290	3,975	—	—	—	3,975	—	3,975	—	(f)	07/17/13	(f)
Dayton, TN	(d)	1,122	6,767	—	—	1,122	6,767	7,889	(287)	1999	09/30/14	10 to 40 Years
Diboll, TX	(d)	775	872	—	—	775	872	1,647	(506)	1974	12/01/05	15 to 20 Years
Dover, OH	(d)	2,596	8,087	—	—	2,596	8,087	10,683	(86)	1990	10/14/15	15 to 30 Years
El Cajon, CA	(d)	7,323	10,056	—	—	7,323	10,056	17,379	(322)	1997	03/16/15	15 to 30 Years
Eugene, OR	(d)	3,141	4,995	—	—	3,141	4,995	8,136	(111)	1990	04/13/15	15 to 40 Years
Eureka, CA	(b)	3,108	12,817	—	—	3,108	12,817	15,925	(978)	1960	07/17/13	3 to 40 Years
Fort Smith, AR	(a)	837	1,831	—	—	837	1,831	2,668	(181)	1994	04/30/14	3 to 20 Years
Groveton, TX	(a)	264	540	—	—	264	540	804	(50)	1996	03/31/14	7 to 30 Years
Hallettsville, TX	(d)	550	1,545	—	—	550	1,545	2,095	(136)	2004	03/31/14	10 to 30 Years
Hartsville, SC	(d)	696	5,402	—	—	696	5,402	6,098	(236)	1988	09/30/14	10 to 40 Years
Indianapolis, IN	(d)	1,640	8,063	—	—	1,640	8,063	9,703	(726)	1999	07/17/13	7 to 33 Years
LaGrange, GA	(b)	972	8,435	—	—	972	8,435	9,407	(951)	1998	07/17/13	4 to 25 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Laguna Beach, CA	(d)	5,551	3,054	—	—	5,551	3,054	8,605	(89)	1983	03/23/15	15 to 30 Years
Lake Oswego, OR	(d)	4,257	5,891	—	—	4,257	5,891	10,148	(128)	1965	03/18/15	15 to 40 Years
Lancaster, CA	(b)	1,569	4,271	—	—	1,569	4,271	5,840	(374)	1983	12/17/13	5 to 30 Years
Las Cruces, NM	(b)	1,132	2,765	—	—	1,132	2,765	3,897	(250)	1983	12/17/13	5 to 30 Years
Las Vegas, NV	(d)	2,764	6,196	—	—	2,764	6,196	8,960	(143)	2001	06/12/15	15 to 30 Years
Levelland, TX	(d)	1,651	2,158	—	—	1,651	2,158	3,809	(557)	1997	05/23/05	11 to 40 Years
Lompoc, CA	(d)	2,743	8,316	—	—	2,743	8,316	11,059	(194)	1992	06/15/15	15 to 30 Years
Lorena, TX	(a)	657	751	—	—	657	751	1,408	(84)	1999	03/31/14	7 to 20 Years
Lubbock, TX	(a)	1,782	2,055	—	—	1,782	2,055	3,837	(530)	1997	05/23/05	11 to 40 Years
Lufkin, TX	(d)	1,178	352	—	—	1,178	352	1,530	(268)	1977	12/01/05	15 to 20 Years
McGregor, TX	(a)	748	795	—	—	748	795	1,543	(97)	1999	03/31/14	7 to 20 Years
Medina, OH	(d)	4,892	10,983	—	—	4,892	10,983	15,875	(123)	1990	10/14/15	15 to 30 Years
Midland, TX	(b)	1,498	3,096	—	—	1,498	3,096	4,594	(383)	1983	12/17/13	5 to 20 Years
Missoula, MT	(d)	2,510	4,714	—	—	2,510	4,714	7,224	(157)	1999	03/11/15	15 to 30 Years
Missoula, MT	(d)	3,008	5,168	—	—	3,008	5,168	8,176	(166)	2008	03/12/15	15 to 30 Years
Monroe, WA	(d)	2,288	7,242	—	—	2,288	7,242	9,530	(204)	1990	02/12/15	15 to 40 Years
Muleshoe, TX	(b)	471	1,770	—	—	471	1,770	2,241	(267)	1999	08/29/11	15 to 40 Years
Navasota, TX	(d)	781	1,499	—	—	781	1,499	2,280	(567)	1992	12/01/05	15 to 30 Years
Northlake, IL	(a)	1,669	4,007	—	—	1,669	4,007	5,676	(264)	2001	03/28/14	15 to 30 Years
Omaha, NE	(b)	2,198	3,328	—	—	2,198	3,328	5,526	(456)	1982	12/17/13	4 to 20 Years
Palmdale, CA	(d)	3,850	9,803	—	—	3,850	9,803	13,653	(244)	2005	03/23/15	15 to 40 Years
Perryton, TX	(a)	1,029	597	—	—	1,029	597	1,626	(200)	1997	05/23/05	7 to 40 Years
Plainview, TX	(d)	620	5,415	—	—	620	5,415	6,035	(1,208)	2000	08/25/05	14 to 40 Years
Port Angeles, WA	(d)	2,227	7,361	—	—	2,227	7,361	9,588	(250)	1995	02/17/15	15 to 30 Years
Renton, WA	(d)	5,441	16,494	—	—	5,441	16,494	21,935	(410)	1996	03/04/15	15 to 40 Years
Rogers, AR	(a)	1,028	1,685	—	—	1,028	1,685	2,713	(164)	1994	03/31/14	6 to 20 Years
Scottsdale, AZ	(d)	3,337	6,683	(598)	(1,183)	2,739	5,500	8,239	(153)	1998	05/27/15	15 to 30 Years
Silverdale, WA	(d)	3,302	5,948	—	—	3,302	5,948	9,250	(161)	1999	03/06/15	15 to 40 Years
Snyder, TX	(d)	2,062	2,963	—	—	2,062	2,963	5,025	(723)	1999	05/23/05	14 to 40 Years
St. Paul, MN	(a)	1,262	1,016	—	—	1,262	1,016	2,278	(75)	1980	03/31/14	15 to 30 Years
Tigard, OR	(d)	5,515	4,279	—	—	5,515	4,279	9,794	(131)	1998	04/01/15	15 to 30 Years
Tigard, OR	(d)	3,346	3,717	—	—	3,346	3,717	7,063	(108)	1988	03/30/15	15 to 30 Years
Timpson, TX	(d)	253	312	—	—	253	312	565	(194)	1978	12/01/05	15 to 20 Years
Vernon, TX	(a)	1,791	2,550	—	—	1,791	2,550	4,341	(658)	1997	05/23/05	11 to 40 Years
Wadsworth, OH	(d)	2,197	9,285	—	—	2,197	9,285	11,482	(91)	1985	10/14/15	15 to 30 Years
Walla Walla, WA	(d)	1,964	8,420	—	—	1,964	8,420	10,384	(212)	1972	03/02/15	15 to 40 Years
West St. Paul, MN	(a)	828	1,026	—	—	828	1,026	1,854	(81)	1980	03/31/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Westlake Village, CA	(d)	6,449	6,129	—	—	6,449	6,129	12,578	(163)	1998	04/20/15	15 to 30 Years
Wichita Falls, TX	(d)	—	6,259	—	—	—	6,259	6,259	(2,785)	1997	05/23/05	13 to 20 Years
Woodbury, MN	(a)	1,213	1,706	—	—	1,213	1,706	2,919	(120)	1976	03/31/14	15 to 30 Years
Wooster, OH	(d)	3,694	8,087	—	—	3,694	8,087	11,781	(87)	1980	10/14/15	15 to 30 Years

Drug Stores / Pharmacies
Akron, OH	(d)	401	3,153	67	—	468	3,153	3,621	(262)	1994	7/17/2013	1 to 37 Years
Albany, GA	(b)	961	3,314	—	—	961	3,314	4,275	(242)	2008	7/17/2013	12 to 43 Years
Alliance, OH	(d)	556	1,317	—	—	556	1,317	1,873	(194)	1996	7/17/2013	3 to 31 Years
Alpharetta, GA	(b)	968	2,614	—	—	968	2,614	3,582	(212)	1998	7/17/2013	5 to 40 Years
Amarillo, TX	1,741	916	2,747	—	—	916	2,747	3,663	(137)	1994	7/17/2013	20 to 20 Years
Antioch, TN	(d)	1,985	4,351	—	—	1,985	4,351	6,336	(305)	2002	7/17/2013	14 to 43 Years
Atlanta, GA	(b)	1,316	2,266	—	—	1,316	2,266	3,582	(196)	2006	7/17/2013	14 to 42 Years
Austin, MN	3,531	485	3,606	—	—	485	3,606	4,091	(261)	2004	7/17/2013	11 to 42 Years
Azle, TX	(b)	1,213	3,504	—	—	1,213	3,504	4,717	(240)	2008	7/17/2013	15 to 43 Years
Batesville, MS	(b)	421	3,932	—	—	421	3,932	4,353	(263)	2007	7/17/2013	10 to 42 Years
Beverly Hills, TX	(d)	1,142	2,559	—	—	1,142	2,559	3,701	(218)	1998	7/17/2013	5 to 40 Years
Brainerd, MN	(d)	543	4,411	—	—	543	4,411	4,954	(331)	2000	7/17/2013	7 to 42 Years
Brentwood, TN	2,683	2,933	2,584	—	—	2,933	2,584	5,517	(359)	2006	7/17/2013	11 to 38 Years
Bridgetown, OH	3,043	1,015	3,769	—	—	1,015	3,769	4,784	(275)	1999	7/17/2013	5 to 43 Years
Bryan, TX	4,111	1,049	5,633	—	—	1,049	5,633	6,682	(385)	2001	7/17/2013	6 to 40 Years
Buffalo, NY	(a)	681	925	—	—	681	925	1,606	(232)	1993	7/1/2005	19 to 40 Years
Canton, IL	4,429	703	4,098	—	—	703	4,098	4,801	(293)	2006	7/17/2013	12 to 43 Years
Carrolton, TX	(d)	945	1,967	—	—	945	1,967	2,912	(155)	1995	7/17/2013	1 to 39 Years
Chino Valley, AZ	(d)	663	3,871	—	—	663	3,871	4,534	(286)	2007	7/17/2013	10 to 42 Years
Cincinnati, OH	3,341	1,213	4,438	—	—	1,213	4,438	5,651	(338)	2001	7/17/2013	6 to 42 Years
Cincinnati, OH	(b)	1,527	4,307	—	—	1,527	4,307	5,834	(312)	2000	7/17/2013	7 to 42 Years
Cleveland, OH	(d)	776	1,158	—	—	776	1,158	1,934	(131)	1998	7/17/2013	5 to 30 Years
Clinton, NY	1,983	1,050	2,090	—	—	1,050	2,090	3,140	(190)	2005	7/17/2013	11 to 42 Years
Collierville, TN	14,200	2,217	14,205	—	—	2,217	14,205	16,422	(1,179)	2002	7/17/2013	5 to 45 Years
Columbia, MO	(b)	1,047	5,242	—	—	1,047	5,242	6,289	(330)	2002	7/17/2013	9 to 44 Years
Columbia, TN	(d)	842	1,864	—	—	842	1,864	2,706	(167)	1997	7/17/2013	4 to 37 Years
Columbia, TN	(d)	1,109	1,683	—	—	1,109	1,683	2,792	(156)	1997	7/17/2013	4 to 41 Years
Columbus, MS	(b)	769	3,475	—	—	769	3,475	4,244	(243)	2004	7/17/2013	11 to 41 Years
Crossville, TN	(b)	1,890	3,680	—	—	1,890	3,680	5,570	(273)	2001	7/17/2013	7 to 41 Years
Dallas, TX	2,175	735	3,328	—	—	735	3,328	4,063	(242)	1996	7/17/2013	3 to 40 Years
Decatur, IL	4,003	968	3,300	—	—	968	3,300	4,268	(279)	2005	7/17/2013	12 to 42 Years
Defiance, OH	(d)	645	2,452	—	—	645	2,452	3,097	(223)	2005	7/17/2013	11 to 38 Years
DeSoto, TX	(b)	1,007	2,313	—	—	1,007	2,313	3,320	(198)	1997	7/17/2013	5 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Easton, PA	4,060	1,028	3,996	—	—	1,028	3,996	5,024	(317)	2006	7/17/2013	12 to 41 Years
Elmira, NY	2,882	1,066	4,230	—	—	1,066	4,230	5,296	(308)	2007	7/17/2013	12 to 43 Years
Enterprise, AL	(d)	1,163	1,612	—	—	1,163	1,612	2,775	(168)	2006	7/17/2013	11 to 37 Years
Essex, MD	(d)	1,985	4,351	—	—	1,985	4,351	6,336	(305)	2007	7/17/2013	14 to 43 Years
Evansville, IN	(b)	1,249	3,924	—	—	1,249	3,924	5,173	(289)	2007	7/17/2013	12 to 44 Years
Florence, SC	1,706	744	2,070	—	—	744	2,070	2,814	(167)	1998	7/17/2013	5 to 39 Years
Fort Worth, TX	3,675	1,601	1,894	—	—	1,601	1,894	3,495	(174)	1999	7/17/2013	6 to 39 Years
Fredericksburg, VA	2,979	1,426	2,077	—	—	1,426	2,077	3,503	(198)	2006	7/17/2013	14 to 37 Years
Fremont, OH	(d)	504	1,405	—	—	504	1,405	1,909	(154)	1998	7/17/2013	4 to 31 Years
Gainesville, FL	2,465	922	2,705	—	—	922	2,705	3,627	(209)	1998	7/17/2013	4 to 40 Years
Galloway, OH	4,250	1,708	2,886	—	—	1,708	2,886	4,594	(266)	2002	7/17/2013	11 to 40 Years
Glassport, PA	2,325	550	2,471	—	—	550	2,471	3,021	(230)	2006	7/17/2013	11 to 37 Years
Glenville Scotia, NY	3,413	1,314	3,964	—	—	1,314	3,964	5,278	(305)	2006	7/17/2013	12 to 43 Years
Gulfport, MS	2,611	441	4,208	—	—	441	4,208	4,649	(295)	2000	7/17/2013	12 to 40 Years
Hamilton, OH	(d)	738	2,429	—	—	738	2,429	3,167	(204)	1998	7/17/2013	5 to 39 Years
Harriman, TN	2,485	1,951	3,250	—	—	1,951	3,250	5,201	(260)	2007	7/17/2013	12 to 43 Years
Houston, TX	3,673	1,079	3,582	—	—	1,079	3,582	4,661	(255)	2001	7/17/2013	6 to 40 Years
Humble, TX	4,395	1,539	3,560	—	—	1,539	3,560	5,099	(275)	2003	7/17/2013	11 to 40 Years
Indianapolis, IN	(b)	860	2,754	—	—	860	2,754	3,614	(232)	1998	7/17/2013	10 to 40 Years
Indianapolis, IN	(b)	733	2,882	—	—	733	2,882	3,615	(235)	1997	7/17/2013	10 to 38 Years
Jacksonville, FL	(b)	521	4,365	—	—	521	4,365	4,886	(307)	2000	7/17/2013	7 to 40 Years
Kansas City, MO	2,990	634	4,341	—	—	634	4,341	4,975	(313)	1997	7/17/2013	4 to 43 Years
Kansas City, MO	2,438	532	3,549	—	—	532	3,549	4,081	(282)	1998	7/17/2013	4 to 39 Years
Kansas City, MO	2,464	862	4,367	—	—	862	4,367	5,229	(312)	2000	7/17/2013	6 to 42 Years
Kansas City, MO	3,034	518	4,234	—	—	518	4,234	4,752	(303)	1999	7/17/2013	6 to 43 Years
Kissimmee, FL	(d)	1,508	2,153	—	—	1,508	2,153	3,661	(213)	1995	7/17/2013	2 to 40 Years
Knoxville, TN	(d)	2,107	3,334	—	—	2,107	3,334	5,441	(276)	2000	7/17/2013	6 to 40 Years
Lake Worth, TX	(d)	1,044	1,817	—	—	1,044	1,817	2,861	(201)	1996	7/17/2013	2 to 30 Years
Lakewood, OH	(d)	522	2,053	—	—	522	2,053	2,575	(179)	1996	7/17/2013	3 to 35 Years
LaMarque, TX	(b)	464	3,139	—	—	464	3,139	3,603	(255)	2000	7/17/2013	7 to 40 Years
Lansing, MI	1,041	196	1,487	—	—	196	1,487	1,683	(141)	1996	7/17/2013	3 to 31 Years
Lima, OH	3,103	568	3,221	—	—	568	3,221	3,789	(248)	2005	7/17/2013	12 to 43 Years
Lincoln, IL	(b)	444	3,043	—	—	444	3,043	3,487	(236)	2007	7/17/2013	11 to 43 Years
Lincolnton, NC	1,538	548	1,537	—	—	548	1,537	2,085	(143)	1998	7/17/2013	4 to 37 Years
Long Beach, MS	3,662	502	3,718	—	—	502	3,718	4,220	(255)	2005	7/17/2013	10 to 41 Years
Mableton, GA	1,370	338	1,543	(148)	(659)	190	884	1,074	(71)	1994	7/17/2013	30 to 30 Years
Madeira, OH	(d)	951	3,978	—	—	951	3,978	4,929	(277)	1998	7/17/2013	5 to 44 Years
Madison, MS	(d)	745	3,323	—	—	745	3,323	4,068	(253)	2004	7/17/2013	11 to 40 Years
Maynard, MA	5,596	1,683	3,984	—	—	1,683	3,984	5,667	(271)	2004	7/17/2013	14 to 42 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Mechanicville, NY	(d)	654	3,120	—	—	654	3,120	3,774	(240)	1997	7/17/2013	4 to 38 Years
Memphis, TN	5,058	961	5,389	—	—	961	5,389	6,350	(361)	2002	7/17/2013	12 to 43 Years
Mobile, AL	(b)	586	4,389	—	—	586	4,389	4,975	(275)	2007	7/17/2013	13 to 44 Years
Moundsville, WV	(a)	706	1,002	—	—	706	1,002	1,708	(255)	1993	7/1/2005	19 to 40 Years
Mount Pleasant, TX	(b)	1,192	4,578	—	—	1,192	4,578	5,770	(343)	2009	7/17/2013	14 to 43 Years
Myrtle Beach, SC	4,788	828	4,024	—	—	828	4,024	4,852	(293)	2004	7/17/2013	12 to 42 Years
New Cumberland, PA	(b)	794	2,663	—	—	794	2,663	3,457	(206)	2007	7/17/2013	12 to 43 Years
Newton, IA	(b)	365	4,475	—	—	365	4,475	4,840	(303)	2001	7/17/2013	7 to 44 Years
Okeechobee, FL	(d)	674	5,088	—	—	674	5,088	5,762	(468)	2001	7/17/2013	9 to 30 Years
Olivette, MO	(b)	1,816	5,917	—	—	1,816	5,917	7,733	(442)	2001	7/17/2013	11 to 42 Years
Oneida, NY	(a)	1,315	1,411	—	—	1,315	1,411	2,726	(358)	1999	7/1/2005	19 to 40 Years
Oneida, TN	2,485	1,866	3,334	—	—	1,866	3,334	5,200	(261)	2007	7/17/2013	13 to 43 Years
Onley, VA	(d)	2,530	2,296	—	—	2,530	2,296	4,826	(219)	2007	7/17/2013	12 to 43 Years
Orlando, FL	3,016	781	3,799	—	—	781	3,799	4,580	(353)	2005	7/17/2013	10 to 30 Years
Parkville, MO	4,274	1,854	2,568	—	—	1,854	2,568	4,422	(241)	2006	7/17/2013	11 to 38 Years
Philadelphia, PA	(a)	733	1,087	—	—	733	1,087	1,820	(272)	1993	7/1/2005	19 to 40 Years
Philadelphia, PA	(a)	1,613	1,880	—	—	1,613	1,880	3,493	(464)	1999	7/1/2005	19 to 40 Years
Picayune, MS	2,766	954	3,132	—	—	954	3,132	4,086	(222)	2006	7/17/2013	10 to 42 Years
Plains, PA	3,380	1,502	2,611	—	—	1,502	2,611	4,113	(244)	2006	7/17/2013	12 to 37 Years
Portsmouth, OH	(d)	354	1,953	—	—	354	1,953	2,307	(153)	1997	7/17/2013	5 to 38 Years
Portsmouth, OH	(b)	219	2,049	—	—	219	2,049	2,268	(146)	1997	7/17/2013	4 to 38 Years
Richardson, TX	(b)	803	2,575	—	—	803	2,575	3,378	(193)	1996	7/17/2013	3 to 40 Years
Richland Hills, TX	(b)	997	2,951	—	—	997	2,951	3,948	(224)	1997	7/17/2013	4 to 40 Years
Richmond Hills, GA	(b)	688	4,081	—	—	688	4,081	4,769	(287)	2009	7/17/2013	13 to 44 Years
Richmond, VA	(d)	1,885	2,752	—	—	1,885	2,752	4,637	(205)	1997	7/17/2013	4 to 39 Years
River Oaks, TX	(b)	829	2,871	—	—	829	2,871	3,700	(234)	1996	7/17/2013	3 to 40 Years
Rome, NY	(b)	1,135	3,104	—	—	1,135	3,104	4,239	(227)	2007	7/17/2013	13 to 43 Years
Roselle, NJ	5,742	2,512	4,864	—	—	2,512	4,864	7,376	(370)	2002	7/17/2013	12 to 41 Years
Saco, ME	(d)	898	1,702	—	—	898	1,702	2,600	(210)	1997	7/17/2013	3 to 29 Years
Saginaw, MI	(a)	1,064	3,906	—	—	1,064	3,906	4,970	(288)	2000	7/17/2013	7 to 41 Years
San Antonio, TX	4,060	841	3,909	—	—	841	3,909	4,750	(270)	2004	7/17/2013	14 to 40 Years
Saraland, AL	5,079	741	4,593	—	—	741	4,593	5,334	(323)	2003	7/17/2013	12 to 44 Years
Seattle, WA	(b)	2,589	4,245	—	—	2,589	4,245	6,834	(306)	2002	7/17/2013	9 to 43 Years
Sharonville, OH	(d)	2,542	1,940	—	—	2,542	1,940	4,482	(219)	1998	7/17/2013	5 to 32 Years
Shreveport, LA	2,815	1,461	3,605	—	—	1,461	3,605	5,066	(283)	1999	7/17/2013	6 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Spartanburg, SC	2,259	1,196	1,671	—	—	1,196	1,671	2,867	(164)	1999	7/17/2013	5 to 34 Years
St. Augustine, FL	(b)	1,048	2,905	—	—	1,048	2,905	3,953	(224)	2008	7/17/2013	11 to 42 Years
St. Clair Shores, MI	(a)	1,169	761	—	—	1,169	761	1,930	(258)	1991	5/2/2005	15 to 30 Years
St. Louis, MO	(d)	1,334	4,844	—	—	1,334	4,844	6,178	(373)	2001	7/17/2013	8 to 43 Years
The Colony, TX	(d)	1,028	1,769	—	—	1,028	1,769	2,797	(144)	1996	7/17/2013	1 to 40 Years
Topeka, KS	1,870	912	2,681	—	—	912	2,681	3,593	(232)	1999	7/17/2013	6 to 38 Years
Tulsa, OK	(d)	741	3,179	—	—	741	3,179	3,920	(240)	1994	7/17/2013	1 to 35 Years
Uhrichsville, OH	(a)	617	2,345	—	—	617	2,345	2,962	(552)	2000	7/1/2005	19 to 40 Years
Waco, TX	(d)	858	3,455	—	—	858	3,455	4,313	(284)	1998	7/17/2013	5 to 35 Years
Wauseon, OH	(d)	1,000	2,034	—	—	1,000	2,034	3,034	(198)	2005	7/17/2013	12 to 37 Years
Waynesville, NC	(d)	1,495	2,365	—	—	1,495	2,365	3,860	(190)	2005	7/17/2013	12 to 42 Years
Wichita Falls, TX	(d)	503	2,530	—	—	503	2,530	3,033	(202)	1995	7/17/2013	2 to 40 Years
Wichita Falls, TX	(d)	528	2,022	—	—	528	2,022	2,550	(155)	1995	7/17/2013	1 to 40 Years

Building Materials
Aiken, SC	(a)	108	265	—	—	108	265	373	(124)	1985	05/01/05	15 to 20 Years
Alamogordo, NM	(b)	645	861	—	—	645	861	1,506	(220)	1980	11/10/08	15 to 40 Years
Altoona, PA	(b)	342	545	—	—	342	545	887	(200)	1993	11/10/08	15 to 30 Years
Ankeny, IA	(b)	687	2,162	—	—	687	2,162	2,849	(204)	2006	07/17/13	8 to 43 Years
Arnold, MO	(b)	973	553	—	—	973	553	1,526	(296)	1984	07/03/12	10 to 15 Years
Asheville, NC	(b)	2,013	2,307	—	—	2,013	2,307	4,320	(1,354)	1988	07/03/12	14 to 30 Years
Ashland, KY	(b)	1,009	1,032	—	—	1,009	1,032	2,041	(485)	1991	10/14/10	15 to 30 Years
Ashland, WI	(d)	462	791	—	(154)	462	637	1,099	(360)	1975	05/31/06	15 to 20 Years
Auburn, AL	(b)	884	1,530	—	—	884	1,530	2,414	(194)	2007	07/17/13	10 to 32 Years
Auburn, NY	(b)	397	786	—	—	397	786	1,183	(303)	1962	11/10/08	15 to 30 Years
Bakersfield, CA	(b)	1,235	1,659	—	—	1,235	1,659	2,894	(611)	1976	07/03/12	14 to 30 Years
Baldwinsville, NY	1,420	1,105	2,008	—	—	1,105	2,008	3,113	(288)	2005	07/17/13	11 to 37 Years
Bardstown, KY	(b)	766	837	—	—	766	837	1,603	(333)	2000	11/10/08	15 to 40 Years
Baton Rouge, LA	(b)	1,568	5,806	—	—	1,568	5,806	7,374	(1,539)	2003	10/14/10	15 to 40 Years
Baytown, TX	2,251	1,440	1,712	—	—	1,440	1,712	3,152	(207)	2007	07/17/13	9 to 39 Years
Beaver, WV	(b)	169	375	—	—	169	375	544	(152)	1991	11/10/08	15 to 20 Years
Binghamton, NY	(b)	380	1,047	—	—	380	1,047	1,427	(402)	1975	07/03/12	14 to 30 Years
Bowling Green, KY	(a)	136	228	—	—	136	228	364	(90)	1993	05/01/05	15 to 30 Years
Bradenton, FL	(b)	2,160	3,030	—	—	2,160	3,030	5,190	(1,343)	2006	04/27/07	15 to 40 Years
Bridgeport, OH	(b)	360	544	—	—	360	544	904	(267)	1984	11/10/08	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Buckhannon, WV	(b)	343	733	—	—	343	733	1,076	(225)	1982	11/10/08	15 to 30 Years
Cambridge, MD	(b)	465	446	—	—	465	446	911	(198)	1988	07/03/12	14 to 20 Years
Cambridge, OH	(b)	542	781	—	—	542	781	1,323	(308)	1978	11/10/08	15 to 30 Years
Carroll, OH	(d)	1,144	4,557	—	—	1,144	4,557	5,701	(588)	1976	07/17/13	3 to 30 Years
Charlotte, NC	(d)	4,582	6,511	—	—	4,582	6,511	11,093	(937)	2007	07/17/13	10 to 26 Years
Charlottesville, VA	(b)	414	663	—	—	414	663	1,077	(200)	1981	06/02/08	15 to 30 Years
Chattaroy, WV	(b)	107	227	—	—	107	227	334	(159)	1982	11/10/08	10 to 18 Years
Clarkseville, DE	(b)	2,121	2,877	(30)	—	2,091	2,877	4,968	(1,146)	1970	10/14/10	15 to 40 Years
Clarksville, TN	(b)	1,145	1,972	—	—	1,145	1,972	3,117	(761)	2005	04/27/07	15 to 40 Years
Clovis, NM	(a)	1,704	1,342	—	—	1,704	1,342	3,046	(255)	2007	07/17/13	9 to 33 Years
Cohasset, MN	(b)	334	1,134	—	—	334	1,134	1,468	(167)	2007	07/17/13	10 to 26 Years
Columbus, OH	(b)	786	397	—	—	786	397	1,183	(209)	1970	11/10/08	15 to 20 Years
Conroe, TX	(a)	492	723	—	—	492	723	1,215	(294)	1999	07/01/05	14 to 30 Years
Crockett, TX	(b)	835	1,591	—	—	835	1,591	2,426	(223)	2006	07/17/13	8 to 36 Years
Cumberland, MD	(b)	678	353	—	—	678	353	1,031	(162)	1996	07/03/12	14 to 20 Years
Danville, IN	(b)	831	923	—	—	831	923	1,754	(236)	1993	11/10/08	15 to 40 Years
Danville, KY	(b)	502	703	—	—	502	703	1,205	(293)	1995	11/10/08	15 to 40 Years
Dayton, TN	(b)	437	816	—	—	437	816	1,253	(223)	1999	06/11/08	15 to 40 Years
Denton, TX	(b)	2,308	1,888	—	—	2,308	1,888	4,196	(684)	2005	04/27/07	15 to 40 Years
Depew, NY	(b)	398	1,108	—	—	398	1,108	1,506	(483)	1960	11/10/08	15 to 20 Years
D'Iberville, MS	(a)	250	339	—	—	250	339	589	(176)	1984	05/01/05	15 to 20 Years
Douglassville, PA	(b)	440	447	—	—	440	447	887	(270)	1979	11/10/08	15 to 20 Years
East Syracuse, NY	(b)	975	746	—	—	975	746	1,721	(242)	1970	11/10/08	15 to 30 Years
Ellettsville, IN	(b)	894	1,872	—	—	894	1,872	2,766	(214)	2010	07/17/13	11 to 47 Years
Empire, OH	(b)	596	394	—	—	596	394	990	(211)	1971	11/10/08	15 to 20 Years
Fairview, TN	1,930	975	2,274	—	—	975	2,274	3,249	(225)	2007	07/17/13	8 to 47 Years
Fayetteville, NC	(b)	785	2,243	—	—	785	2,243	3,028	(889)	2006	04/27/07	15 to 40 Years
Florence, SC	(a)	221	174	—	—	221	174	395	(189)	1974	05/01/05	10 to 15 Years
Fort Myers, FL	(a)	641	1,069	—	—	641	1,069	1,710	(487)	1999	07/01/05	14 to 30 Years
Fort Myers, FL	(b)	2,401	3,148	—	—	2,401	3,148	5,549	(1,261)	1973	07/03/12	14 to 30 Years
Fortson, GA	(b)	1,120	1,006	—	—	1,120	1,006	2,126	(464)	2002	10/14/10	15 to 40 Years
Fredericksburg, TX	2,031	1,194	1,636	—	—	1,194	1,636	2,830	(212)	2007	07/17/13	8 to 42 Years
Front Royal, VA	(b)	7,257	35,711	—	—	7,257	35,711	42,968	(4,201)	2007	07/17/13	9 to 34 Years
Georgetown, KY	(b)	769	885	—	—	769	885	1,654	(367)	1998	06/11/08	15 to 40 Years
Georgetown, TX	(b)	1,587	3,114	—	—	1,587	3,114	4,701	(946)	2006	04/27/07	15 to 40 Years
Greensburg, PA	(b)	391	793	—	—	391	793	1,184	(292)	1977	11/30/09	15 to 40 Years
Greenville, SC	(a)	344	210	—	—	344	210	554	(231)	1981	05/01/05	9 to 15 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Greenwood, IN	(b)	1,515	477	—	—	1,515	477	1,992	(171)	1970	07/03/12	14 to 20 Years
Greer, SC	(a)	268	236	—	—	268	236	504	(142)	1993	05/01/05	15 to 30 Years
Grove City, PA	(b)	243	863	—	—	243	863	1,106	(296)	1991	10/14/10	15 to 30 Years
Guilderland, NY	(b)	510	512	—	—	510	512	1,022	(226)	1965	11/10/08	15 to 20 Years
Gurnee, IL	(b)	2,036	2,523	—	—	2,036	2,523	4,559	(749)	1998	07/03/12	14 to 30 Years
Hendersonville, TN	(b)	1,555	2,341	—	—	1,555	2,341	3,896	(887)	2006	04/27/07	15 to 40 Years
Hickory, NC	(a)	199	262	—	—	199	262	461	(170)	1989	05/01/05	15 to 20 Years
Highspire, PA	(b)	801	2,211	—	—	801	2,211	3,012	(762)	2005	04/27/07	15 to 40 Years
Huntersville, NC	(b)	1,418	2,644	—	—	1,418	2,644	4,062	(968)	2006	04/27/07	15 to 40 Years
Huntington, WV	(b)	907	1,275	—	—	907	1,275	2,182	(526)	1985	10/14/10	15 to 30 Years
Indianapolis, IN	(a)	607	520	—	—	607	520	1,127	(307)	1990	05/01/05	15 to 20 Years
Indianapolis, IN	(b)	849	582	—	—	849	582	1,431	(236)	1970	11/10/08	15 to 20 Years
Jacksonville, FL	(a)	339	226	—	—	339	226	565	(167)	1987	07/01/05	15 to 20 Years
Jacksonville, FL	(a)	963	1,007	—	—	963	1,007	1,970	(827)	2001	07/01/05	9 to 20 Years
Jefferson City, TN	(b)	1,059	1,517	—	—	1,059	1,517	2,576	(565)	1999	07/03/12	14 to 30 Years
Jeffersonville, IN	(b)	717	730	—	—	717	730	1,447	(249)	1945	07/03/12	14 to 20 Years
Keller, VA	(b)	244	959	—	—	244	959	1,203	(271)	1995	10/14/10	15 to 40 Years
Knoxville, TN	(a)	259	111	—	—	259	111	370	(153)	1981	05/01/05	10 to 15 Years
Knoxville, TN	(b)	1,199	737	—	—	1,199	737	1,936	(368)	1972	11/10/08	15 to 30 Years
La Grange, KY	(b)	1,524	1,871	—	—	1,524	1,871	3,395	(197)	2008	07/17/13	10 to 48 Years
La Grange, TX	(b)	822	1,953	—	—	822	1,953	2,775	(237)	2006	07/17/13	8 to 40 Years
Lakeland, FL	(a)	1,098	1,281	—	—	1,098	1,281	2,379	(783)	1984	07/01/05	14 to 20 Years
Lawrenceville, GA	(a)	500	237	—	—	500	237	737	(170)	1996	05/01/05	15 to 30 Years
Lehighton, PA	(b)	645	593	—	—	645	593	1,238	(226)	1996	07/03/12	14 to 30 Years
Lexington, KY	(b)	871	1,105	—	—	871	1,105	1,976	(496)	1970	10/14/10	15 to 30 Years
Lexington, SC	(b)	1,250	2,153	—	—	1,250	2,153	3,403	(709)	2006	04/27/07	15 to 40 Years
Liberty, KY	(d)	474	945	—	—	474	945	1,419	(389)	2000	05/31/06	15 to 30 Years
Lincoln, NE	(b)	1,822	2,158	—	—	1,822	2,158	3,980	(762)	1985	11/10/08	15 to 30 Years
Livingston, TX	(b)	1,893	1,134	—	—	1,893	1,134	3,027	(223)	2006	07/17/13	8 to 33 Years
London, KY	(b)	698	701	—	—	698	701	1,399	(318)	1979	11/10/08	15 to 20 Years
Loretto, PA	(b)	283	1,144	—	—	283	1,144	1,427	(477)	1965	10/14/10	15 to 20 Years
Louisville, KY	(b)	737	758	—	—	737	758	1,495	(343)	1963	11/10/08	15 to 30 Years
Louisville, KY	(b)	800	1,274	—	—	800	1,274	2,074	(607)	1963	10/14/10	15 to 20 Years
Lowville, NY	(b)	791	1,659	—	—	791	1,659	2,450	(181)	2010	07/17/13	12 to 42 Years
Lubbock, TX	(b)	288	1,110	—	—	288	1,110	1,398	(376)	1976	11/10/08	15 to 30 Years
Madison Heights, VA	(b)	536	1,228	—	—	536	1,228	1,764	(400)	1981	07/03/12	14 to 30 Years
Madisonville, TN	(b)	418	815	—	—	418	815	1,233	(222)	1999	06/11/08	15 to 40 Years
Malone, NY	(b)	793	1,677	—	—	793	1,677	2,470	(206)	2010	07/17/13	11 to 42 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Manahawkin, NJ	(b)	961	1,259	—	—	961	1,259	2,220	(473)	1986	09/21/15	11 to 30 Years
Manassas, VA	(b)	3,591	2,021	—	—	3,591	2,021	5,612	(549)	2005	04/27/07	15 to 40 Years
Marinette, WI	(b)	1,236	1,611	—	—	1,236	1,611	2,847	(217)	2006	07/17/13	8 to 38 Years
Martinsburg, WV	(a)	173	20	—	—	173	20	193	(41)	1972	05/01/05	10 to 15 Years
Martinsville, IN	(b)	385	289	—	—	385	289	674	(87)	1990	07/03/12	14 to 30 Years
Mattoon, IL	(a)	233	263	—	—	233	263	496	(181)	1984	05/01/05	15 to 20 Years
Mechanicsville, MD	(b)	772	2,110	—	—	772	2,110	2,882	(629)	1996	10/14/10	15 to 40 Years
Milesburg, PA	(b)	323	537	—	—	323	537	860	(248)	1973	11/10/08	15 to 20 Years
Milton, WV	(b)	68	169	—	—	68	169	237	(119)	1977	11/10/08	10 to 18 Years
Moorefield, WV	(b)	572	310	—	—	572	310	882	(86)	1996	11/10/08	15 to 40 Years
Morgantown, WV	(b)	930	307	—	—	930	307	1,237	(106)	1994	11/10/08	15 to 30 Years
Moundsville, WV	(b)	712	310	—	—	712	310	1,022	(96)	1969	11/10/08	15 to 30 Years
Mount Airy, MD	(b)	4,653	2,878	—	—	4,653	2,878	7,531	(1,122)	1986	07/03/12	14 to 20 Years
Mountain Home, AR	(a)	944	690	—	—	944	690	1,634	(145)	1977	03/31/14	6 to 15 Years
Mt Pleasant, PA	(b)	399	623	—	—	399	623	1,022	(252)	1997	11/10/08	15 to 30 Years
Mt. Sterling, KY	(b)	1,785	1,051	—	—	1,785	1,051	2,836	(207)	2011	07/17/13	12 to 38 Years
Munfordville, KY	(d)	672	766	—	—	672	766	1,438	(380)	2000	05/31/06	15 to 30 Years
Murfreesboro, TN	(b)	612	1,244	—	—	612	1,244	1,856	(458)	1968	11/30/09	15 to 40 Years
Murrysville, PA	(b)	963	1,199	—	—	963	1,199	2,162	(537)	1968	10/14/10	15 to 20 Years
N. Versailles, PA	(b)	1,010	621	—	—	1,010	621	1,631	(361)	1983	09/21/15	11 to 30 Years
Navasota, TX	2,050	1,013	1,772	—	—	1,013	1,772	2,785	(236)	2006	07/17/13	8 to 41 Years
New Braunfels, TX	(b)	1,257	1,778	—	—	1,257	1,778	3,035	(212)	2006	07/17/13	7 to 38 Years
New Castle, PA	(b)	494	855	—	—	494	855	1,349	(316)	1995	10/14/10	15 to 30 Years
Niagara Falls, NY	(b)	289	807	—	—	289	807	1,096	(327)	1981	10/14/10	15 to 20 Years
North Bluefield, WV	(b)	218	492	—	—	218	492	710	(146)	1983	11/10/08	15 to 40 Years
Northport, AL	(b)	2,041	1,946	—	—	2,041	1,946	3,987	(1,006)	2006	04/27/07	15 to 40 Years
Oakland, MD	(b)	804	809	—	—	804	809	1,613	(400)	1993	11/10/08	15 to 40 Years
Ocala, FL	(d)	2,260	4,709	—	—	2,260	4,709	6,969	(590)	2006	07/17/13	8 to 46 Years
Orchard Park, NY	(b)	304	1,488	—	—	304	1,488	1,792	(572)	1966	10/14/10	15 to 20 Years
Oriskany, NY	(b)	618	749	—	—	618	749	1,367	(371)	1965	07/03/12	14 to 20 Years
Parkersburg, WV	(d)	966	1,843	—	—	966	1,843	2,809	(225)	2005	07/17/13	7 to 37 Years
Pataskala, OH	(b)	796	656	—	—	796	656	1,452	(300)	1998	11/10/08	15 to 20 Years
Patchogue, NY	(b)	1,869	797	—	—	1,869	797	2,666	(546)	1985	10/14/10	15 to 20 Years
Paw Paw, MI	(b)	1,517	1,619	—	—	1,517	1,619	3,136	(257)	2006	07/17/13	8 to 33 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Pearisburg, VA	(b)	195	688	—	—	195	688	883	(221)	1985	10/14/10	15 to 30 Years
Piperton, TN	(b)	1,338	1,916	—	—	1,338	1,916	3,254	(684)	2006	04/27/07	15 to 40 Years
Plant City, FL	(b)	2,192	3,280	—	—	2,192	3,280	5,472	(1,476)	2004	10/14/10	15 to 30 Years
Pocahontas, AR	(a)	361	471	—	—	361	471	832	(70)	1986	03/31/14	7 to 20 Years
Pompano Beach, FL	(a)	1,144	337	—	—	1,144	337	1,481	(204)	1990	07/01/05	15 to 30 Years
Powhatan, VA	(d)	4,342	2,963	—	—	4,342	2,963	7,305	(892)	2007	07/17/13	10 to 31 Years
Prior Lake, MN	3,283	1,998	2,454	—	—	1,998	2,454	4,452	(353)	1991	07/17/13	7 to 26 Years
Pulaski, VA	(b)	882	1,040	—	—	882	1,040	1,922	(333)	1979	07/03/12	14 to 30 Years
Raleigh, NC	(b)	1,066	2,497	—	—	1,066	2,497	3,563	(907)	1975	10/14/10	15 to 30 Years
Ranson, WV	(b)	1,020	1,955	—	—	1,020	1,955	2,975	(745)	2005	04/27/07	15 to 40 Years
Richland, MS	(b)	1,351	2,279	—	—	1,351	2,279	3,630	(733)	2005	04/27/07	15 to 40 Years
Richmond, KY	(b)	732	720	—	—	732	720	1,452	(301)	1976	11/10/08	15 to 30 Years
Richmond, VA	(b)	384	1,380	—	—	384	1,380	1,764	(463)	1977	07/03/12	14 to 20 Years
Riverhead, NY	(b)	1,146	1,402	—	—	1,146	1,402	2,548	(465)	1984	06/02/08	15 to 30 Years
Riviera Beach, FL	(a)	500	170	—	—	500	170	670	(126)	1987	07/01/05	15 to 20 Years
Roanoke, VA	(a)	333	124	—	—	333	124	457	(153)	1975	05/01/05	10 to 15 Years
Rockaway, NJ	(b)	1,826	948	—	—	1,826	948	2,774	(444)	1974	07/03/12	14 to 20 Years
Rockford, MN	2,228	1,298	2,652	—	—	1,298	2,652	3,950	(286)	2007	07/17/13	9 to 43 Years
Rome, NY	(d)	1,326	1,110	—	—	1,326	1,110	2,436	(185)	2007	07/17/13	9 to 34 Years
Russellville, KY	(b)	293	541	—	—	293	541	834	(238)	1995	11/10/08	15 to 30 Years
Salisbury, MD	(d)	4,210	6,613	—	—	4,210	6,613	10,823	(1,180)	2007	07/17/13	10 to 27 Years
San Antonio, TX	(b)	1,403	2,195	—	—	1,403	2,195	3,598	(857)	2004	04/27/07	15 to 40 Years
Scottsville, KY	(d)	544	840	—	—	544	840	1,384	(371)	1999	05/31/06	15 to 30 Years
Sebring, FL	(a)	318	291	—	—	318	291	609	(175)	1982	07/01/05	15 to 20 Years
Selbyville, DE	(b)	919	1,434	—	—	919	1,434	2,353	(614)	1970	10/14/10	15 to 20 Years
Seymour, IN	(b)	506	494	—	—	506	494	1,000	(288)	1995	10/14/10	15 to 30 Years
Shallotte, NC	(b)	705	1,794	—	—	705	1,794	2,499	(233)	2006	07/17/13	10 to 30 Years
Somerset, KY	(b)	731	802	—	—	731	802	1,533	(280)	1998	11/10/08	15 to 40 Years
Somerset, PA	(b)	257	604	—	—	257	604	861	(223)	1979	11/10/08	15 to 30 Years
Spokane, WA	(a)	518	193	—	—	518	193	711	(150)	1998	05/01/05	15 to 30 Years
Statesville, NC	(a)	614	355	—	—	614	355	969	(367)	1976	05/01/05	9 to 15 Years
Tonawanda, NY	(b)	168	1,104	—	—	168	1,104	1,272	(409)	1968	10/14/10	15 to 20 Years
Tontitown, AR	(a)	230	92	—	—	230	92	322	(74)	1987	05/01/05	15 to 20 Years
Troutville, VA	(b)	542	802	—	—	542	802	1,344	(206)	1979	11/10/08	15 to 40 Years
Versailles, KY	(b)	825	1,059	—	—	825	1,059	1,884	(478)	1978	10/14/10	15 to 30 Years
Watertown, NY	(b)	435	833	—	—	435	833	1,268	(360)	1997	07/03/12	14 to 30 Years
Waynesboro, PA	(b)	248	801	—	—	248	801	1,049	(259)	1996	11/10/08	15 to 30 Years
West Columbia, SC	(a)	324	108	—	—	324	108	432	(71)	1989	05/01/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

West Columbia, SC	(a)	262	598	—	—	262	598	860	(310)	1984	05/01/05	9 to 20 Years
West Springfield, MA	(b)	1,443	1,467	—	—	1,443	1,467	2,910	(956)	1983	10/14/10	10 to 16 Years
Wilmington, NC	(a)	370	122	—	—	370	122	492	(89)	1987	05/01/05	15 to 20 Years
Winchester, KY	(b)	720	646	—	—	720	646	1,366	(285)	1983	11/10/08	15 to 30 Years
Yuma, AZ	(b)	1,623	2,721	—	—	1,623	2,721	4,344	(876)	2006	04/27/07	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Medical / Other Office
Anderson, IN	(a)	411	1,673	—	—	411	1,673	2,084	(85)	1981	03/31/14	15 to 40 Years
Bath, NY	(d)	72	707	—	—	72	707	779	(18)	1970	04/30/15	15 to 30 Years
Beaumont, TX	(a)	438	1,976	—	—	438	1,976	2,414	(141)	1985	03/31/14	15 to 30 Years
Beavercreek, OH	(d)	559	1,420	—	—	559	1,420	1,979	(87)	1985	08/18/14	7 to 40 Years
Belleville, IL	(a)	140	431	—	—	140	431	571	(42)	1979	03/31/14	15 to 20 Years
Bellevue, NE	(a)	560	446	—	—	560	446	1,006	(10)	2008	08/07/15	5 to 40 Years
Binghamton, NY	(d)	328	2,214	—	—	328	2,214	2,542	(53)	1985	04/30/15	15 to 30 Years
Bonita Springs, FL	(a)	317	1,619	—	—	317	1,619	1,936	(166)	2003	08/30/12	15 to 50 Years
Bonita Springs, FL	(a)	738	4,022	—	—	738	4,022	4,760	(399)	2006	08/30/12	15 to 50 Years
Bonita Springs, FL	(a)	376	940	—	—	376	940	1,316	(113)	2006	08/30/12	15 to 50 Years
Brandon, FL	(a)	110	671	—	—	110	671	781	(40)	1999	03/31/14	15 to 30 Years
Brandon, MS	(a)	200	281	—	—	200	281	481	(27)	1986	03/31/14	15 to 30 Years
Bullhead City, AZ	(a)	147	489	—	—	147	489	636	(34)	1970	09/30/13	15 to 50 Years
Bullhead City, AZ	(a)	57	946	—	—	57	946	1,003	(44)	2005	04/08/14	15 to 40 Years
Camp Hill, PA	(a)	180	581	—	—	180	581	761	(40)	1991	03/31/14	15 to 30 Years
Camp Hill, PA	(a)	140	641	—	—	140	641	781	(42)	1990	03/31/14	15 to 30 Years
Cape Coral, FL	(a)	545	1,716	—	—	545	1,716	2,261	(209)	2011	08/30/12	15 to 50 Years
Chicago, IL	(a)	186	1,780	—	—	186	1,780	1,966	(80)	2007	09/30/13	50 to 50 Years
Clarksville, TN	(a)	281	531	—	—	281	531	812	(36)	1997	03/31/14	15 to 30 Years
Clarksville, TN	(a)	978	2,718	—	—	978	2,718	3,696	(92)	2011	12/04/14	15 to 40 Years
Clayton, GA	(a)	70	311	—	—	70	311	381	(23)	1963	03/31/14	15 to 30 Years
Columbia, MO	(a)	1,012	7,054	—	—	1,012	7,054	8,066	(338)	2004	03/31/14	15 to 40 Years
Columbia, SC	19,750	3,378	35,153	—	—	3,378	35,153	38,531	(1,854)	2003	12/31/13	15 to 40 Years
Columbus, GA	(a)	190	531	—	—	190	531	721	(41)	1993	03/31/14	15 to 30 Years
Corning, NY	(d)	123	1,261	—	—	123	1,261	1,384	(31)	1999	04/30/15	15 to 30 Years
Crystal Lake, IL	(a)	200	631	—	—	200	631	831	(45)	2001	03/31/14	15 to 30 Years
Dallas, TX	(a)	1,633	21,835	—	2,019	1,633	23,854	25,487	(4,542)	2005	08/29/05	15 to 50 Years
Dallas, TX	(a)	1,915	9,150	—	—	1,915	9,150	11,065	(979)	2006	03/28/13	11 to 50 Years
Debary, FL	(a)	100	641	—	—	100	641	741	(42)	1989	03/31/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Defiance, OH	(a)	130	491	—	—	130	491	621	(36)	1959	03/31/14	15 to 30 Years
Devine, TX	(a)	240	481	—	—	240	481	721	(39)	2002	03/31/14	15 to 30 Years
East Alton, IL	(a)	170	80	—	—	170	80	250	(13)	1960	03/31/14	15 to 20 Years
Eastman, GA	(a)	130	551	—	—	130	551	681	(41)	1988	03/31/14	15 to 30 Years
Elizabethton, TN	(d)	482	1,139	—	—	482	1,139	1,621	(79)	2008	08/18/14	6 to 30 Years
Elkhart, IN	(a)	90	341	—	—	90	341	431	(22)	1969	03/31/14	15 to 30 Years
Elmira, NY	(d)	185	3,902	—	—	185	3,902	4,087	(92)	1985	04/30/15	15 to 30 Years
Endicott, NY	(d)	92	348	—	—	92	348	440	(11)	2001	04/30/15	15 to 30 Years
Evansville, IN	(a)	130	391	—	—	130	391	521	(29)	1986	03/31/14	15 to 30 Years
Fairlea, WV	(d)	298	1,280	—	—	298	1,280	1,578	(79)	2009	08/18/14	10 to 40 Years
Franklin, TX	(d)	159	1,124	—	29	159	1,153	1,312	(63)	2012	08/18/14	4 to 40 Years
Ft. Myers, FL	(a)	903	6,445	—	—	903	6,445	7,348	(612)	1989	08/30/12	15 to 50 Years
Ft. Wayne, IN	(a)	150	1,022	—	—	150	1,022	1,172	(52)	1965	03/31/14	15 to 40 Years
Gahanna, OH	(a)	411	982	—	—	411	982	1,393	(71)	1998	03/31/14	15 to 40 Years
Gainesville, FL	(a)	180	711	—	—	180	711	891	(44)	1941	03/31/14	15 to 30 Years
Germantown, TN	(a)	91	171	—	—	91	171	262	(9)	1984	04/08/14	15 to 40 Years
Glendale, AZ	(a)	371	491	—	—	371	491	862	(33)	1988	03/31/14	15 to 30 Years
Grayson, KY	(d)	658	3,171	—	—	658	3,171	3,829	(160)	2013	08/18/14	9 to 40 Years
Hartsville, SC	(a)	90	180	—	—	90	180	270	(11)	1973	03/31/14	15 to 40 Years
Jacksonville, FL	(a)	57	365	—	—	57	365	422	(23)	1986	04/08/14	15 to 30 Years
Jacksonville, FL	(d)	815	1,606	—	—	815	1,606	2,421	(97)	1977	08/18/14	6 to 30 Years
Largo, FL	(a)	150	311	—	—	150	311	461	(20)	1962	03/31/14	15 to 30 Years
Las Cruces, NM	(d)	808	6,045	—	—	808	6,045	6,853	(497)	2008	07/17/13	4 to 52 Years
Las Vegas, NV	(a)	430	3,589	—	—	430	3,589	4,019	(183)	2002	09/30/13	15 to 50 Years
Lewisville, TX	(a)	1,766	8,087	—	—	1,766	8,087	9,853	(426)	2002	03/31/14	8 to 40 Years
Lincoln, NE	(a)	711	825	—	—	711	825	1,536	(15)	2010	08/07/15	8 to 40 Years
Litchfield, IL	(a)	210	311	—	—	210	311	521	(34)	1962	03/31/14	15 to 20 Years
Litchfield, IL	(a)	110	120	—	—	110	120	230	(12)	1962	03/31/14	15 to 20 Years
Logansport, IN	(a)	30	421	—	—	30	421	451	(26)	1920	03/31/14	15 to 30 Years
Longview, TX	(a)	200	601	—	—	200	601	801	(46)	2003	03/31/14	15 to 30 Years
Marion, IN	(a)	140	321	—	—	140	321	461	(27)	1988	03/31/14	15 to 30 Years
Marion, IN	(a)	130	421	—	—	130	421	551	(33)	1974	03/31/14	15 to 30 Years
Maryville, IL	(a)	301	401	—	—	301	401	702	(33)	1995	03/31/14	15 to 30 Years
Mechanicsburg, PA	(a)	231	1,032	152	—	383	1,032	1,415	(68)	1990	03/31/14	15 to 30 Years
Melbourne, FL	(a)	321	651	—	—	321	651	972	(41)	1987	03/31/14	15 to 30 Years
Memphis, TN	(a)	91	490	—	—	91	490	581	(31)	1987	04/08/14	15 to 30 Years
Mesa, AZ	(a)	372	1,398	—	—	372	1,398	1,770	(76)	2003	09/30/13	15 to 50 Years
Middleburg, FL	(d)	521	2,589	—	65	521	2,654	3,175	(158)	1988	08/18/14	7 to 30 Years
Monroe, GA	(a)	110	631	—	—	110	631	741	(44)	2001	03/31/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Monroe, MI	(d)	728	3,440	—	—	728	3,440	4,168	(233)	2002	08/18/14	9 to 30 Years
Naples, FL	(a)	1,351	5,368	—	—	1,351	5,368	6,719	(508)	2002	08/30/12	15 to 50 Years
Naples, FL	(a)	1,829	4,522	—	—	1,829	4,522	6,351	(512)	1978	08/30/12	15 to 40 Years
Naples, FL	(a)	1,057	3,845	—	—	1,057	3,845	4,902	(370)	2012	10/31/12	15 to 50 Years
New Port Richey, FL	(a)	274	1,162	—	—	274	1,162	1,436	(74)	2004	04/08/14	15 to 30 Years
New Port Richey, FL	(a)	456	1,151	—	—	456	1,151	1,607	(83)	2004	04/08/14	15 to 30 Years
North Myrtle Beach, SC	(a)	581	601	—	—	581	601	1,182	(54)	2004	03/31/14	15 to 30 Years
Ocala, FL	(a)	23	547	—	—	23	547	570	(32)	1984	04/08/14	30 to 30 Years
Oelwein, IA	(d)	226	681	—	—	226	681	907	(47)	1995	08/18/14	5 to 30 Years
Ogden, UT	(d)	597	2,331	—	—	597	2,331	2,928	(153)	1985	08/18/14	7 to 30 Years
Okeechobee, FL	(a)	190	521	—	—	190	521	711	(34)	1990	03/31/14	15 to 30 Years
Orlando, FL	(a)	291	230	—	—	291	230	521	(17)	1979	03/31/14	15 to 30 Years
Osceola, IN	(a)	291	671	—	—	291	671	962	(50)	1996	03/31/14	15 to 40 Years
Oxford, MS	(a)	1,416	4,451	—	—	1,416	4,451	5,867	(227)	2001	05/15/14	15 to 40 Years
Pataskala, OH	(a)	261	782	—	—	261	782	1,043	(44)	1995	03/31/14	15 to 40 Years
Phoenix, AZ	(a)	352	2,435	—	—	352	2,435	2,787	(118)	1973	09/30/13	15 to 50 Years
Port Arthur, TX	(a)	468	2,057	—	—	468	2,057	2,525	(146)	1997	03/31/14	15 to 30 Years
Raytown, MO	(a)	80	631	—	—	80	631	711	(43)	1989	03/31/14	15 to 30 Years
Rio Rancho, NM	(a)	301	461	—	—	301	461	762	(35)	1992	03/31/14	15 to 30 Years
Rogers, AR	(a)	2,014	2,313	—	—	2,014	2,313	4,327	(242)	1988	11/14/13	13 to 30 Years
Round Rock, TX	(d)	271	728	—	—	271	728	999	(36)	1985	08/18/14	8 to 40 Years
Sandy Springs, GA	(a)	455	1,147	—	—	455	1,147	1,602	(104)	1963	04/17/14	14 to 20 Years
Schertz, TX	(a)	2,596	9,944	—	—	2,596	9,944	12,540	(473)	2013	05/16/14	13 to 40 Years
Sherman, TX	(a)	1,249	4,713	—	—	1,249	4,713	5,962	(72)	2013	06/30/15	15 to 40 Years
South Bend, IN	(a)	341	321	—	—	341	321	662	(36)	1955	03/31/14	15 to 20 Years
Spartanburg, SC	(a)	150	401	—	—	150	401	551	(28)	1992	03/31/14	15 to 30 Years
Springfield, IL	(a)	451	1,162	—	—	451	1,162	1,613	(84)	1992	03/31/14	15 to 30 Years
Springfield, MO	(a)	561	631	—	—	561	631	1,192	(49)	1996	03/31/14	15 to 30 Years
Springfield, MO	(d)	2,025	3,911	—	—	2,025	3,911	5,936	(257)	1990	09/23/14	7 to 30 Years
St. John, MO	4,420	1,733	3,095	91	365	1,824	3,460	5,284	(380)	1996	07/17/13	1 to 43 Years
Steubenville, OH	(d)	363	3,726	—	—	363	3,726	4,089	(151)	2009	08/18/14	14 to 40 Years
Vernon Hills, IL	(a)	992	5,020	—	—	992	5,020	6,012	(328)	1991	03/31/14	15 to 30 Years
Vero Beach, FL	(a)	220	731	—	—	220	731	951	(47)	1974	03/31/14	15 to 30 Years
Vicksburg, MS	(a)	150	351	—	—	150	351	501	(29)	1984	03/31/14	15 to 30 Years
Waco, TX	(a)	232	1,510	—	—	232	1,510	1,742	(64)	1992	06/20/14	15 to 40 Years
Warren, IN	(d)	220	278	—	—	220	278	498	(32)	2007	08/18/14	4 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Watkins Glen, NY	(d)	113	318	—	—	113	318	431	(11)	2002	04/30/15	15 to 30 Years
Waynesboro, PA	(a)	100	601	—	—	100	601	701	(31)	1957	03/31/14	15 to 40 Years
Westfield, IN	(a)	361	751	—	—	361	751	1,112	(49)	1992	03/31/14	15 to 40 Years
Wharton, TX	(d)	192	1,090	—	—	192	1,090	1,282	(55)	2009	08/18/14	15 to 40 Years
Wittenberg, WI	(a)	41	210	—	—	41	210	251	(13)	1982	03/31/14	15 to 30 Years
Wylie, TX	(a)	210	912	—	—	210	912	1,122	(61)	1986	03/31/14	15 to 30 Years
York, PA	(a)	100	481	—	—	100	481	581	(32)	1984	03/31/14	15 to 30 Years

Sporting Goods
Amherst, NY	6,321	1,868	7,503	(1,069)	(4,385)	799	3,118	3,917	(625)	1993	07/17/13	2 to 40 Years
Ankeny, IA	(b)	3,913	3,671	—	—	3,913	3,671	7,584	(555)	2003	10/15/12	15 to 30 Years
Bend, OR	(a)	1,516	4,850	—	—	1,516	4,850	6,366	(342)	2000	08/15/13	10 to 50 Years
Houston, TX	(b)	2,150	2,320	—	—	2,150	2,320	4,470	(34)	1995	07/17/13	40 to 40 Years
Houston, TX	4,625	6,875	—	—	—	6,875	—	6,875	—	(f)	07/17/13	(f)
Houston, TX	3,045	2,060	1,248	—	—	2,060	1,248	3,308	(16)	1995	07/17/13	40 to 40 Years
Katy, TX	68,250	13,144	96,194	—	—	13,144	96,194	109,338	(7,780)	1976	07/17/13	8 to 34 Years
Kenosha, WI	(a)	3,421	7,407	—	—	3,421	7,407	10,828	(2,173)	2004	07/01/05	14 to 40 Years
Loveland, CO	(b)	2,329	4,750	—	—	2,329	4,750	7,079	(610)	2001	10/15/12	15 to 30 Years
Lufkin, TX	(b)	1,922	2,735	—	—	1,922	2,735	4,657	(341)	2003	07/17/13	9 to 30 Years
Macon, GA	(d)	1,921	4,890	—	—	1,921	4,890	6,811	(562)	2005	07/17/13	10 to 30 Years
Mesa, AZ	(b)	2,040	5,696	—	—	2,040	5,696	7,736	(734)	2005	10/15/12	15 to 30 Years
Midvale, UT	(b)	2,931	4,844	—	—	2,931	4,844	7,775	(642)	2002	10/15/12	15 to 30 Years
N. Richland Hills, TX	4,207	1,950	—	—	—	1,950	—	1,950	—	(f)	07/17/13	(f)
New Hartford, NY	(a)	2,168	4,851	—	—	2,168	4,851	7,019	(1,802)	2004	07/01/05	14 to 40 Years
Newnan, GA	(d)	2,938	4,472	—	318	2,938	4,790	7,728	(166)	2014	07/03/14	15 to 40 Years
Opelika, AL	(b)	2,117	5,737	—	—	2,117	5,737	7,854	(491)	2012	06/14/13	14 to 40 Years
Phoenix, AZ	(b)	2,098	5,338	—	—	2,098	5,338	7,436	(702)	2003	10/15/12	15 to 30 Years
Pocatello, ID	17,250	3,682	10,658	—	—	3,682	10,658	14,340	(1,174)	2006	07/17/13	5 to 38 Years
Soldotna, AK	(a)	1,177	2,245	—	—	1,177	2,245	3,422	(111)	1983	05/22/14	15 to 40 Years
Thornton, CO	(b)	2,836	5,069	—	—	2,836	5,069	7,905	(723)	2003	10/15/12	15 to 30 Years
Tuscaloosa, AL	3,968	3,321	4,053	—	—	3,321	4,053	7,374	(278)	2013	09/30/13	14 to 50 Years
Valdosta, GA	(b)	2,930	5,012	—	—	2,930	5,012	7,942	(464)	2012	06/14/13	14 to 40 Years
Williston, ND	(d)	2,190	4,132	—	—	2,190	4,132	6,322	(42)	2015	08/24/15	15 to 50 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Health and Fitness
Albuquerque, NM	(d)	1,915	3,724	—	—	1,915	3,724	5,639	(97)	1995	04/23/15	15 to 30 Years
Albuquerque, NM	(d)	2,391	4,007	—	—	2,391	4,007	6,398	(108)	2001	04/23/15	15 to 30 Years
Albuquerque, NM	(d)	4,732	6,844	—	—	4,732	6,844	11,576	(158)	1972	04/23/15	15 to 40 Years
Aurora, CO	4,777	1,452	4,413	—	—	1,452	4,413	5,865	(397)	1995	07/17/13	11 to 30 Years
Brooklyn Park, MN	(d)	3,176	7,771	—	—	3,176	7,771	10,947	(768)	2008	07/17/13	10 to 35 Years
Chandler, AZ	(a)	1,028	5,318	—	—	1,028	5,318	6,346	(397)	2002	07/17/13	8 to 40 Years
Chicago, IL	(a)	1,009	2,965	—	—	1,009	2,965	3,974	(203)	2007	12/09/13	14 to 40 Years
Clifton, CO	(a)	1,280	6,975	—	—	1,280	6,975	8,255	(128)	1983	06/30/15	15 to 30 Years
Clinton Township, MI	(a)	5,430	7,254	(2,562)	(1,160)	2,868	6,094	8,962	(502)	1999	01/09/07	15 to 30 Years
Farmington, NM	(d)	2,242	6,696	—	—	2,242	6,696	8,938	(136)	1999	04/23/15	15 to 40 Years
Grand Junction, CO	(a)	1,825	10,478	—	—	1,825	10,478	12,303	(50)	2007	11/05/15	15 to 40 Years
Greenwood, IN	(b)	1,973	9,764	—	—	1,973	9,764	11,737	(712)	2007	07/17/13	10 to 42 Years
Keizer, OR	(a)	1,208	4,089	—	—	1,208	4,089	5,297	(1,100)	1988	12/01/05	15 to 40 Years
Lancaster, CA	(d)	6,982	9,255	—	—	6,982	9,255	16,237	(279)	1987	05/07/15	9 to 30 Years
League City, TX	(b)	2,514	6,767	—	—	2,514	6,767	9,281	(546)	2008	07/17/13	10 to 42 Years
Manteca, CA	(d)	796	2,062	—	—	796	2,062	2,858	(26)	2001	09/04/15	15 to 30 Years
Matteson, IL	(b)	4,587	6,328	—	—	4,587	6,328	10,915	(634)	2007	07/17/13	10 to 34 Years
Modesto, CA	(d)	2,350	5,923	—	—	2,350	5,923	8,273	(302)	1964	12/05/14	10 to 30 Years
Naperville, IL	(b)	5,015	6,946	—	—	5,015	6,946	11,961	(628)	2007	07/17/13	9 to 38 Years
O' Fallon, MO	5,425	1,669	6,054	—	—	1,669	6,054	7,723	(544)	2007	07/17/13	9 to 34 Years
O'Fallon, IL	3,650	2,243	5,002	—	—	2,243	5,002	7,245	(483)	2005	07/17/13	6 to 37 Years
Olathe, KS	4,816	1,816	5,526	—	—	1,816	5,526	7,342	(475)	2007	07/17/13	12 to 39 Years
Phoenix, AZ	(d)	642	2,245	—	—	642	2,245	2,887	(112)	1988	09/30/14	14 to 30 Years
Rio Rancho, NM	(d)	1,448	2,172	—	—	1,448	2,172	3,620	(61)	1997	04/23/15	15 to 30 Years
Sacramento, CA	(d)	1,236	2,883	—	—	1,236	2,883	4,119	(43)	1990	09/29/15	15 to 20 Years
Saint Cloud, MN	(a)	912	1,427	—	—	912	1,427	2,339	(90)	1989	12/16/14	15 to 20 Years
Salem, OR	(a)	941	2,620	1,018	5,042	1,959	7,662	9,621	(1,983)	1996	12/01/05	15 to 40 Years
Salem, OR	(a)	1,509	5,635	—	—	1,509	5,635	7,144	(1,506)	2001	12/01/05	15 to 40 Years
Salem, OR	(a)	1,214	4,911	—	—	1,214	4,911	6,125	(1,335)	1980	12/01/05	15 to 40 Years
Salem, OR	(a)	1,589	3,834	—	—	1,589	3,834	5,423	(1,390)	1977	12/01/05	15 to 30 Years
Sartell, MN	(a)	3,092	3,765	—	—	3,092	3,765	6,857	(232)	2001	12/16/14	15 to 30 Years
Southaven, MS	(d)	1,187	1,817	—	—	1,187	1,817	3,004	(94)	2014	09/17/14	15 to 40 Years
St. Peters, MO	4,627	1,814	5,810	—	—	1,814	5,810	7,624	(586)	2007	07/17/13	9 to 34 Years
Taylorsville, UT	(d)	1,496	3,593	—	—	1,496	3,593	5,089	(19)	1988	11/20/15	12 to 20 Years
West Chester, OH	(b)	606	9,832	—	—	606	9,832	10,438	(630)	2009	07/17/13	7 to 43 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Automotive Parts and Service
Acworth, GA	(a)	823	976	—	—	823	976	1,799	(59)	1999	03/28/14	15 to 40 Years
Alabaster, AL	(a)	631	1,010	—	—	631	1,010	1,641	(213)	1995	12/22/06	40 to 40 Years
Albany, GA	(a)	242	572	—	—	242	572	814	(152)	1982	09/07/07	15 to 40 Years
Albany, GA	(a)	281	575	—	—	281	575	856	(219)	1997	09/07/07	15 to 30 Years
Albuquerque, NM	(a)	885	2,998	—	—	885	2,998	3,883	(248)	1990	07/17/13	7 to 35 Years
Ann Arbor, MI	(a)	684	413	—	—	684	413	1,097	(40)	1989	06/23/14	15 to 20 Years
Arlington Heights, IL	(a)	1,530	5,354	—	—	1,530	5,354	6,884	(439)	1995	07/17/13	9 to 36 Years
Ashland, KY	(a)	613	1,284	—	—	613	1,284	1,897	(106)	2006	07/17/13	8 to 48 Years
Atlanta, GA	(a)	1,830	363	—	—	1,830	363	2,193	(79)	1998	07/17/13	5 to 24 Years
Auburn Hills, MI	(d)	3,542	6,597	—	—	3,542	6,597	10,139	(934)	1995	07/17/13	8 to 38 Years
Auburn, AL	(a)	676	647	—	—	676	647	1,323	(261)	1995	09/07/07	15 to 30 Years
Auburn, AL	(a)	354	1,182	30	78	384	1,260	1,644	(368)	1987	12/22/06	15 to 30 Years
Battle Creek, MI	(a)	211	419	—	—	211	419	630	(38)	1981	06/23/14	15 to 20 Years
Battle Creek, MI	(a)	302	262	—	—	302	262	564	(27)	1987	06/23/14	15 to 20 Years
Battle Creek, MI	(a)	594	262	—	—	594	262	856	(46)	1998	06/23/14	15 to 20 Years
Bessemer, AL	(a)	358	1,197	—	—	358	1,197	1,555	(252)	1988	12/22/06	40 to 40 Years
Birmingham, AL	(a)	417	1,237	—	—	417	1,237	1,654	(260)	1970	12/22/06	40 to 40 Years
Birmingham, AL	(a)	300	839	—	—	300	839	1,139	(141)	1998	12/22/06	50 to 50 Years
Birmingham, AL	(a)	607	1,379	—	—	607	1,379	1,986	(290)	1988	12/22/06	40 to 40 Years
Birmingham, AL	(a)	343	901	—	—	343	901	1,244	(190)	1989	12/22/06	40 to 40 Years
Birmingham, AL	(a)	334	1,119	—	—	334	1,119	1,453	(235)	1989	12/22/06	40 to 40 Years
Birmingham, AL	(a)	372	1,073	—	—	372	1,073	1,445	(301)	1965	12/22/06	30 to 30 Years
Birmingham, AL	(a)	339	858	—	—	339	858	1,197	(181)	1990	12/22/06	40 to 40 Years
Bloomfield, MI	(a)	554	332	—	—	554	332	886	(35)	1987	06/23/14	15 to 20 Years
Bonita Springs, FL	(a)	582	312	—	101	582	413	995	(73)	1990	03/19/13	10 to 30 Years
Bradenton, FL	(a)	594	494	—	222	594	716	1,310	(130)	1988	03/19/13	10 to 30 Years
Charlotte, NC	(a)	403	1,146	—	—	403	1,146	1,549	(107)	2008	07/17/13	12 to 43 Years
Chesterfield Twshp, MI	(a)	181	302	—	—	181	302	483	(31)	1990	06/23/14	15 to 20 Years
Clarksville, IN	(a)	1,055	1,758	—	—	1,055	1,758	2,813	(204)	1993	07/17/13	8 to 30 Years
Clarksville, TN	(a)	658	1,243	—	—	658	1,243	1,901	(91)	2000	03/31/14	14 to 30 Years
Clawson, MI	(a)	262	242	—	—	262	242	504	(24)	1984	06/23/14	15 to 20 Years
Clayton, NC	(a)	684	1,254	—	—	684	1,254	1,938	(94)	2001	03/31/14	7 to 30 Years
Clearwater, FL	(a)	463	443	—	131	463	574	1,037	(91)	1989	03/19/13	10 to 30 Years
Clinton Township, MI	(a)	141	282	—	—	141	282	423	(27)	1987	06/23/14	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Colorado Springs, CO	(a)	1,335	1,587	—	—	1,335	1,587	2,922	(261)	1994	07/17/13	7 to 26 Years
Colorado Springs, CO	(d)	363	922	—	—	363	922	1,285	(29)	1976	03/26/15	14 to 30 Years
Colorado Springs, CO	(d)	792	1,598	—	—	792	1,598	2,390	(41)	2012	03/26/15	14 to 40 Years
Columbia Heights, MN	1,038	510	1,314	—	—	510	1,314	1,824	(102)	2006	07/17/13	7 to 43 Years
Crestview, FL	(a)	544	743	—	—	544	743	1,287	(249)	1975	09/07/07	15 to 30 Years
Dacula, GA	(a)	1,067	976	—	—	1,067	976	2,043	(60)	2000	03/28/14	15 to 40 Years
Decatur, AL	(a)	187	1,174	—	98	187	1,272	1,459	(226)	2000	12/22/06	19 to 50 Years
Decatur, AL	(a)	84	803	—	—	84	803	887	(135)	2001	12/22/06	50 to 50 Years
Dothan, AL	(a)	162	659	—	—	162	659	821	(216)	1996	09/07/07	15 to 30 Years
Duluth, MN	860	207	1,462	—	—	207	1,462	1,669	(92)	2006	07/17/13	7 to 48 Years
Dunellen, NJ	(a)	1,177	1,973	—	—	1,177	1,973	3,150	(133)	2008	07/17/13	10 to 48 Years
El Centro, CA	(a)	1,295	1,504	—	—	1,295	1,504	2,799	(180)	1998	07/17/13	9 to 33 Years
Estero, FL	(a)	334	571	—	—	334	571	905	(60)	2009	10/28/13	9 to 30 Years
Estero, FL	(a)	394	399	—	—	394	399	793	(49)	2004	10/28/13	9 to 30 Years
Falcon, CO	(d)	495	998	—	—	495	998	1,493	(34)	2009	03/26/15	14 to 30 Years
Farmington Hills, MI	(a)	382	282	—	—	382	282	664	(31)	1987	06/23/14	15 to 20 Years
Farragut, TN	(a)	986	1,148	—	—	986	1,148	2,134	(78)	2011	03/28/14	15 to 40 Years
Fergus Falls, MN	722	294	978	—	—	294	978	1,272	(77)	2005	07/17/13	7 to 47 Years
Florence, AL	(a)	130	1,128	—	—	130	1,128	1,258	(190)	1999	12/22/06	50 to 50 Years
Fort Myers, FL	(a)	555	312	—	131	555	443	998	(81)	1990	03/19/13	10 to 30 Years
Frederick, MD	(a)	1,571	2,529	—	—	1,571	2,529	4,100	(226)	1987	07/17/13	9 to 40 Years
Gardendale, AL	(a)	586	1,274	—	—	586	1,274	1,860	(268)	1989	12/22/06	40 to 40 Years
Grand Bay, AL	(a)	226	1,242	—	—	226	1,242	1,468	(88)	2005	07/17/13	7 to 47 Years
Grand Forks, ND	840	287	1,132	—	—	287	1,132	1,419	(100)	2005	07/17/13	7 to 45 Years
Greenfield, IN	(a)	458	996	—	—	458	996	1,454	(80)	2003	07/17/13	7 to 47 Years
Greensboro, NC	(a)	721	1,179	—	—	721	1,179	1,900	(97)	2002	03/31/14	7 to 30 Years
Gulf Breeze, FL	(a)	296	457	—	—	296	457	753	(156)	1993	09/07/07	15 to 30 Years
Hampton, VA	(a)	1,662	2,974	—	—	1,662	2,974	4,636	(317)	1993	07/17/13	9 to 35 Years
Holland Township, MI	1,231	493	1,212	—	—	493	1,212	1,705	(87)	2005	07/17/13	7 to 47 Years
Holland, MI	1,193	542	1,384	—	—	542	1,384	1,926	(104)	2005	07/17/13	7 to 47 Years
Huntsville, AL	(a)	195	1,649	—	—	195	1,649	1,844	(347)	1993	12/22/06	40 to 40 Years
Huntsville, AL	(a)	295	893	—	—	295	893	1,188	(188)	1994	12/22/06	40 to 40 Years
Huntsville, AL	(a)	374	1,295	—	109	374	1,404	1,778	(304)	1997	12/22/06	19 to 40 Years
Huntsville, AL	(a)	252	917	—	—	252	917	1,169	(257)	1965	12/22/06	30 to 30 Years
Huntsville, AL	(a)	184	1,037	—	—	184	1,037	1,221	(175)	2001	12/22/06	50 to 50 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Hurley, MS	(a)	265	1,052	—	—	265	1,052	1,317	(89)	2006	07/17/13	7 to 45 Years
Irvington, NJ	(a)	1,605	1,912	—	—	1,605	1,912	3,517	(152)	2006	07/17/13	7 to 47 Years
Jackson, OH	(a)	397	1,251	—	—	397	1,251	1,648	(98)	2005	07/17/13	7 to 47 Years
Jenison, MI	(d)	1,111	2,207	—	—	1,111	2,207	3,318	(523)	1999	07/17/13	3 to 22 Years
Kalamazoo, MI	(a)	247	333	—	—	247	333	580	(29)	1982	07/30/14	15 to 20 Years
Kalamazoo, MI	(a)	201	362	—	—	201	362	563	(33)	1987	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	312	262	—	—	312	262	574	(27)	1984	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	60	211	—	—	60	211	271	(19)	1986	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	171	332	—	—	171	332	503	(35)	1979	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	352	262	—	—	352	262	614	(32)	1987	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	503	342	—	—	503	342	845	(56)	1989	06/23/14	15 to 20 Years
Kalamzaoo, MI	(a)	141	141	—	—	141	141	282	(17)	1959	06/23/14	15 to 20 Years
Kennesaw, GA	(a)	874	1,270	—	—	874	1,270	2,144	(77)	1999	03/28/14	15 to 40 Years
Lakeland, FL	(a)	1,204	1,917	—	—	1,204	1,917	3,121	(182)	1991	07/17/13	7 to 38 Years
Largo, FL	(a)	416	493	—	111	416	604	1,020	(93)	1989	03/19/13	10 to 30 Years
Lawrenceville, GA	(a)	722	976	—	—	722	976	1,698	(60)	2000	03/28/14	15 to 40 Years
Lincoln, NE	(a)	1,318	1,604	—	—	1,318	1,604	2,922	(698)	1972	04/29/11	11 to 26 Years
Livonia, MI	(a)	252	262	—	—	252	262	514	(27)	1986	06/23/14	15 to 20 Years
Macomb Township, MI	(a)	181	262	—	—	181	262	443	(26)	1986	06/23/14	15 to 20 Years
Madison Heights, MI	(a)	352	493	—	—	352	493	845	(47)	1984	06/23/14	15 to 20 Years
Madison, AL	(a)	359	1,505	—	—	359	1,505	1,864	(317)	1995	12/22/06	40 to 40 Years
Madison, AL	(a)	211	1,401	—	—	211	1,401	1,612	(295)	1997	12/22/06	40 to 40 Years
Madison, TN	(a)	662	1,567	—	—	662	1,567	2,229	(92)	2000	03/31/14	14 to 40 Years
Marianna, FL	(a)	283	452	—	—	283	452	735	(150)	1994	09/07/07	15 to 40 Years
Maryland Heights, MO	(a)	522	1,155	—	—	522	1,155	1,677	(93)	2005	07/17/13	7 to 47 Years
Midwest City, OK	(a)	353	815	—	—	353	815	1,168	(76)	2007	07/17/13	9 to 44 Years
Milton, FL	(a)	137	577	—	—	137	577	714	(191)	1986	09/07/07	15 to 30 Years
Mobile, AL	(a)	89	501	—	—	89	501	590	(161)	1982	11/30/07	15 to 30 Years
Mobile, AL	(a)	157	508	—	—	157	508	665	(172)	1982	09/07/07	15 to 30 Years
Montgomery, AL	(a)	398	626	—	—	398	626	1,024	(231)	1997	09/07/07	15 to 30 Years
Montgomery, AL	(a)	241	628	—	—	241	628	869	(212)	1997	09/07/07	15 to 30 Years
Montgomery, AL	(a)	422	857	—	—	422	857	1,279	(291)	1992	09/07/07	15 to 30 Years
Montgomery, AL	(a)	303	636	—	—	303	636	939	(221)	1996	09/07/07	15 to 30 Years
Montgomery, AL	(a)	275	528	—	—	275	528	803	(198)	1988	09/07/07	15 to 30 Years
Moultrie, GA	(a)	179	271	—	—	179	271	450	(150)	1983	09/07/07	15 to 20 Years
Naples, FL	(a)	249	265	—	—	249	265	514	(34)	1966	10/28/13	9 to 20 Years
Naples, FL	(a)	425	424	—	—	425	424	849	(49)	2006	10/28/13	9 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Naples, FL	(a)	333	302	—	121	333	423	756	(70)	1990	03/19/13	10 to 30 Years
Nashville, TN	(a)	828	1,405	—	—	828	1,405	2,233	(112)	2000	03/31/14	14 to 30 Years
New Boston, OH	(a)	345	1,538	—	—	345	1,538	1,883	(105)	2005	07/17/13	7 to 47 Years
Niceville, FL	(a)	458	454	—	—	458	454	912	(134)	1996	09/07/07	15 to 40 Years
North Little Rock, AR	(a)	244	311	—	—	244	311	555	(27)	2001	03/31/14	2 to 30 Years
Ocean Springs, MS	(a)	145	186	—	—	145	186	331	(22)	1988	07/17/13	15 to 30 Years
Opelika, AL	(a)	503	628	—	—	503	628	1,131	(245)	1995	09/07/07	15 to 30 Years
Orem, UT	(a)	1,224	2,132	—	—	1,224	2,132	3,356	(197)	1990	07/17/13	9 to 40 Years
Oxford, AL	(a)	120	1,224	—	—	120	1,224	1,344	(258)	1990	12/22/06	40 to 40 Years
Panama City, FL	(a)	378	252	—	—	378	252	630	(38)	1997	07/17/13	15 to 30 Years
Pasadena, TX	(a)	1,224	4,263	—	—	1,224	4,263	5,487	(346)	1995	07/17/13	9 to 40 Years
Pea Ridge, AR	(a)	217	—	—	—	217	—	217	—	(f)	03/31/14	(f)
Penns Grove, NJ	(a)	612	1,564	—	—	612	1,564	2,176	(118)	2006	07/17/13	8 to 47 Years
Pensacola, FL	(a)	238	564	—	—	238	564	802	(193)	1994	09/07/07	15 to 30 Years
Pensacola, FL	(a)	104	333	—	—	104	333	437	(122)	1968	09/07/07	15 to 30 Years
Pensacola, FL	(a)	148	459	—	—	148	459	607	(153)	1972	09/07/07	15 to 30 Years
Pensacola, FL	(a)	195	569	—	—	195	569	764	(198)	1983	09/07/07	15 to 30 Years
Pensacola, FL	(a)	150	575	—	—	150	575	725	(198)	1986	09/07/07	15 to 30 Years
Pinson, AL	(a)	320	916	—	—	320	916	1,236	(154)	2001	12/22/06	50 to 50 Years
Portage, MI	(a)	423	262	—	—	423	262	685	(28)	1985	06/23/14	15 to 20 Years
Portland, ME	(a)	650	566	—	—	650	566	1,216	(252)	1993	06/30/09	13 to 28 Years
Rainsville, AL	(a)	251	1,073	—	—	251	1,073	1,324	(94)	2005	07/17/13	7 to 42 Years
Sarasota, FL	(a)	386	312	—	141	386	453	839	(79)	1987	03/19/13	10 to 30 Years
Sarasota, FL	(a)	278	312	—	131	278	443	721	(71)	1987	03/19/13	10 to 30 Years
Scottsburg, IN	(a)	238	665	—	—	238	665	903	(59)	2006	07/17/13	8 to 43 Years
Shelby Township, MI	(a)	387	355	—	—	387	355	742	(35)	1989	07/30/14	15 to 20 Years
Spanish Fort, AL	(a)	563	607	—	—	563	607	1,170	(272)	1993	09/07/07	15 to 30 Years
St Clair Shores, MI	(a)	242	272	—	—	242	272	514	(27)	1985	06/23/14	15 to 20 Years
St. Francis, WI	(a)	532	1,557	—	—	532	1,557	2,089	(129)	2006	07/17/13	8 to 48 Years
Suwanee, GA	(a)	480	1,350	—	—	480	1,350	1,830	(124)	1986	10/21/13	13 to 30 Years
Tamarac, FL	(a)	1,407	2,660	—	—	1,407	2,660	4,067	(224)	1997	07/17/13	7 to 39 Years
Trenton, OH	(a)	324	842	—	—	324	842	1,166	(74)	2003	07/17/13	7 to 47 Years
Troy, MI	(a)	322	392	—	—	322	392	714	(36)	1984	06/23/14	15 to 20 Years
Troy, MI	(a)	281	267	—	—	281	267	548	(14)	1989	12/03/14	15 to 30 Years
Valdosta, GA	(a)	376	576	—	—	376	576	952	(210)	1996	11/30/07	15 to 30 Years
Warren, AR	(a)	217	375	—	—	217	375	592	(36)	2006	03/31/14	13 to 30 Years
Warren, MI	(a)	409	344	—	—	409	344	753	(31)	1986	07/30/14	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Waterford, MI	(a)	292	362	—	—	292	362	654	(37)	1989	06/23/14	15 to 20 Years
Waycross, GA	(a)	380	142	—	—	380	142	522	(27)	1998	12/10/13	15 to 30 Years
West Warwick, RI	(a)	1,323	2,917	—	—	1,323	2,917	4,240	(261)	1993	07/17/13	9 to 41 Years
Wetumpka, AL	(a)	185	332	—	—	185	332	517	(21)	1995	06/24/14	12 to 30 Years
Willingboro, NJ	(a)	784	1,369	—	—	784	1,369	2,153	(126)	2007	07/17/13	9 to 47 Years
Woodstock, GA	(a)	1,108	1,281	—	—	1,108	1,281	2,389	(83)	1999	03/28/14	15 to 40 Years
Ypislianti, MI	(a)	1,107	745	—	—	1,107	745	1,852	(65)	1999	06/23/14	15 to 30 Years
Zeeland, MI	1,057	490	1,136	—	—	490	1,136	1,626	(88)	2005	07/17/13	7 to 47 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Home Furnishings
Abilene, TX	(a)	1,316	2,649	—	—	1,316	2,649	3,965	(823)	2000	05/19/05	15 to 40 Years
Alpharetta, GA	(d)	2,819	3,139	—	—	2,819	3,139	5,958	(260)	2000	07/17/13	5 to 43 Years
Amarillo, TX	4,026	1,481	4,999	—	—	1,481	4,999	6,480	(518)	2001	07/17/13	9 to 36 Years
Anderson, SC	(b)	870	1,909	—	—	870	1,909	2,779	(194)	2006	07/17/13	8 to 40 Years
Ashland, KY	(a)	775	2,037	—	—	775	2,037	2,812	(688)	1990	08/27/09	12 to 27 Years
Ashland, KY	(a)	629	754	—	—	629	754	1,383	(294)	1993	08/27/09	12 to 27 Years
Bensalem, PA	(a)	1,653	3,085	—	—	1,653	3,085	4,738	(1,108)	1987	01/03/07	15 to 30 Years
Chicago, IL	14,602	4,893	1,000	(2,352)	(471)	2,541	529	3,070	(100)	2006	07/17/13	10 to 48 Years
Chillicothe, OH	(a)	499	2,296	—	—	499	2,296	2,795	(770)	1995	08/27/09	12 to 27 Years
Collierville, TN	(d)	1,114	6,726	—	—	1,114	6,726	7,840	(712)	2002	07/17/13	9 to 49 Years
Columbia, SC	(d)	596	872	—	216	596	1,088	1,684	(98)	1998	07/17/13	14 to 45 Years
Douglasville, GA	(d)	2,612	4,840	—	87	2,612	4,927	7,539	(736)	2006	07/17/13	4 to 39 Years
Eau Claire, WI	(a)	1,597	6,964	—	—	1,597	6,964	8,561	(2,472)	2004	04/08/05	15 to 30 Years
El Paso, TX	(a)	1,536	3,852	—	—	1,536	3,852	5,388	(1,388)	1973	07/01/05	14 to 30 Years
Fairless Hills, PA	(a)	3,655	5,271	—	—	3,655	5,271	8,926	(2,000)	1994	01/03/07	15 to 30 Years
Fargo, ND	4,800	2,095	8,525	—	—	2,095	8,525	10,620	(753)	2005	07/17/13	8 to 32 Years
Glendale, AZ	(d)	1,395	4,242	—	—	1,395	4,242	5,637	(409)	2001	07/17/13	2 to 45 Years
Hermantown, MN	(a)	1,881	7,761	—	—	1,881	7,761	9,642	(2,052)	2003	04/08/05	15 to 40 Years
Horseheads, NY	(d)	1,376	12,506	—	—	1,376	12,506	13,882	(68)	2005	10/06/15	15 to 50 Years
Hurricane, WV	(a)	727	3,005	—	—	727	3,005	3,732	(971)	1998	08/27/09	12 to 27 Years
Independence, MO	(b)	2,157	2,597	—	—	2,157	2,597	4,754	(448)	1999	07/17/13	7 to 21 Years
Johnson City, NY	(d)	1,459	10,433	—	—	1,459	10,433	11,892	(73)	1978	10/06/15	15 to 40 Years
Kentwood, MI	(d)	1,145	4,085	—	—	1,145	4,085	5,230	(320)	1987	07/17/13	4 to 38 Years
Maple Shade, NJ	(d)	1,942	3,792	—	—	1,942	3,792	5,734	(641)	1998	07/17/13	5 to 25 Years
Morrisville, PA	(a)	1,345	8,288	—	—	1,345	8,288	9,633	(2,464)	2004	01/03/07	15 to 40 Years
Newington, CT	(b)	1,778	4,496	—	—	1,778	4,496	6,274	(326)	2006	07/17/13	8 to 45 Years
Parkersburg, WV	(a)	1,800	3,183	—	—	1,800	3,183	4,983	(1,196)	1976	08/27/09	12 to 27 Years
Portsmouth, OH	(a)	561	1,563	—	—	561	1,563	2,124	(550)	1988	08/27/09	12 to 27 Years
Reading, PA	4,257	449	3,222	—	—	449	3,222	3,671	(200)	1998	07/17/13	8 to 40 Years
South Point, OH	(a)	848	2,948	—	—	848	2,948	3,796	(975)	1990	08/27/09	12 to 27 Years
St. Louis, MO	(a)	785	1,023	—	—	785	1,023	1,808	(80)	1996	08/30/13	15 to 40 Years
Staunton, VA	(d)	578	2,062	—	276	578	2,338	2,916	(380)	1988	07/17/13	5 to 20 Years

Education
Alpena, MI	(a)	236	2,051	—	—	236	2,051	2,287	(1,046)	1936	03/17/06	13 to 20 Years
Arlington, TX	(a)	365	532	—	—	365	532	897	(89)	2006	07/17/13	10 to 33 Years
Barrington, IL	(a)	1,180	5,939	—	—	1,180	5,939	7,119	(274)	2008	05/30/14	15 to 40 Years
Chicago, IL	(a)	5,057	5,939	—	—	5,057	5,939	10,996	(255)	2009	05/30/14	15 to 40 Years
Columbus, GA	(d)	342	1,096	—	—	342	1,096	1,438	—	2015	12/22/15	15 to 40 Years
Columbus, OH	(a)	417	5,100	—	849	417	5,949	6,366	(2,006)	1980	03/17/06	13 to 30 Years
Columbus, OH	(a)	1,069	3,363	330	1,340	1,399	4,703	6,102	(2,305)	2004	03/17/06	13 to 20 Years
Cuyahoga Falls, OH	(a)	279	727	—	—	279	727	1,006	(112)	1974	07/17/13	8 to 25 Years
Denton, TX	(d)	627	1,909	—	—	627	1,909	2,536	(34)	2000	07/17/15	15 to 30 Years
Duluth, GA	(a)	2,289	4,274	—	—	2,289	4,274	6,563	(1,520)	2007	12/23/08	13 to 48 Years
Evans, GA	(d)	508	640	—	—	508	640	1,148	(34)	2003	11/14/14	15 to 30 Years
Forth Worth, TX	(d)	392	871	—	—	392	871	1,263	(19)	2006	07/17/15	15 to 30 Years
Ft. Walton Beach, FL	(d)	200	491	—	—	200	491	691	(17)	1977	02/27/15	15 to 30 Years
Grand Chute, WI	(b)	1,524	1,666	(659)	(776)	865	890	1,755	(623)	2005	07/18/05	15 to 50 Years
Grand Prairie, TX	(d)	1,057	2,350	—	—	1,057	2,350	3,407	(48)	2007	07/17/15	15 to 30 Years
Grand Rapids, MI	(d)	393	1,363	—	—	393	1,363	1,756	(47)	2001	03/20/15	5 to 30 Years
Hampton, GA	(d)	391	460	—	—	391	460	851	—	2005	12/22/15	15 to 30 Years
Henderson, NV	(d)	2,757	6,113	—	—	2,757	6,113	8,870	(356)	2010	05/16/14	15 to 40 Years
Hendersonville, NC	(a)	692	2,469	—	—	692	2,469	3,161	(1,014)	1956	12/07/05	14 to 30 Years
High Point, NC	(d)	206	978	—	—	206	978	1,184	—	1981	12/22/15	15 to 30 Years
Humble, TX	(d)	2,108	7,208	—	—	2,108	7,208	9,316	(560)	2012	12/10/13	15 to 40 Years
Lake Mary, FL	(d)	1,209	1,733	—	—	1,209	1,733	2,942	(94)	2005	09/19/14	15 to 40 Years
Leawood, KS	(a)	1,854	3,914	—	—	1,854	3,914	5,768	(1,491)	1999	09/29/05	15 to 30 Years
Lone Tree, CO	(a)	2,020	3,748	—	—	2,020	3,748	5,768	(1,371)	1999	09/29/05	15 to 30 Years
Manchester Center, VT	(a)	1,198	4,688	—	—	1,198	4,688	5,886	(1,514)	1935	12/07/05	14 to 40 Years
Mesquite, TX	(d)	2,534	1,780	—	—	2,534	1,780	4,314	(337)	1996	07/17/13	8 to 23 Years
Modesto, CA	(a)	386	664	—	—	386	664	1,050	(100)	1986	07/17/13	9 to 22 Years
Morrisville, NC	(d)	544	1,377	—	—	544	1,377	1,921	(44)	2010	02/19/15	15 to 40 Years
Mt. Laurel, NJ	(a)	1,404	5,655	—	—	1,404	5,655	7,059	(1,253)	2007	05/01/09	13 to 48 Years
Nashville, TN	(d)	2,461	1,427	—	—	2,461	1,427	3,888	(39)	1976	03/27/15	15 to 40 Years
Norcross, GA	(d)	831	624	—	—	831	624	1,455	(32)	1985	03/30/15	15 to 20 Years
Oklahoma City, OK	(a)	290	341	—	—	290	341	631	(63)	1985	07/17/13	11 to 19 Years

Orlando, FL	(d)	1,925	2,529	—	—	1,925	2,529	4,454	(123)	2007	09/19/14	15 to 40 Years
Phoenix, AZ	(b)	4,025	24,772	(1,356)	(7,367)	2,669	17,405	20,074	(5,507)	2002	05/16/05	15 to 40 Years
Phoenix, AZ	(b)	2,381	9,051	(896)	(3,040)	1,485	6,011	7,496	(2,122)	2002	05/16/05	15 to 40 Years
Phoenix, AZ	(a)	1,912	1,673	—	138	1,912	1,811	3,723	(673)	1978	07/01/05	3 to 30 Years
Phoenix, AZ	(a)	1,840	3,582	266	22	2,106	3,604	5,710	(1,125)	1975	07/01/05	3 to 40 Years
Pittsburgh, PA	(a)	457	693	—	—	457	693	1,150	(160)	1985	07/17/13	5 to 15 Years
Prineville, OR	(a)	571	4,457	—	—	571	4,457	5,028	(1,679)	1940	12/22/05	15 to 30 Years
Rochester, NY	(a)	242	539	—	—	242	539	781	(71)	1981	07/17/13	8 to 28 Years
Romeoville, IL	(a)	1,684	5,676	—	—	1,684	5,676	7,360	(1,144)	2008	11/07/08	14 to 49 Years
Sanford, FL	(d)	1,028	1,310	—	—	1,028	1,310	2,338	(78)	2003	09/19/14	15 to 40 Years
Sanford, NC	(d)	200	611	—	—	200	611	811	(21)	2002	02/27/15	15 to 30 Years
Stockbridge, GA	(d)	533	1,236	—	(16)	533	1,220	1,753	(65)	2000	10/31/14	15 to 30 Years
The Woodlands, TX	(d)	2,039	7,154	—	—	2,039	7,154	9,193	(571)	2011	09/25/13	15 to 40 Years
Tucson, AZ	(a)	983	3,782	(7)	(205)	976	3,577	4,553	(951)	1977	07/01/05	15 to 40 Years
Warner Robins, GA	(d)	431	620	—	—	431	620	1,051	(31)	1995	02/27/15	15 to 20 Years
Warrenville, IL	(a)	2,542	3,813	—	—	2,542	3,813	6,355	(1,520)	1999	09/29/05	15 to 30 Years
Westmont, IL	(a)	1,375	5,087	—	—	1,375	5,087	6,462	(1,280)	2003	12/28/05	15 to 40 Years
Windermere, FL	(d)	2,912	2,670	—	—	2,912	2,670	5,582	(140)	2011	09/19/14	15 to 40 Years
Winter Springs, FL	(d)	534	746	—	—	534	746	1,280	(52)	1987	09/19/14	15 to 30 Years

Apparel
Canton, MA	(d)	28,693	27,813	—	—	28,693	27,813	56,506	(8,388)	1962	02/01/06	15 to 30 Years
Fairview Heights, IL	35,432	8,637	23,418	—	223	8,637	23,641	32,278	(2,893)	1999	07/17/13	5 to 39 Years
Grand Forks, ND	(d)	1,516	10,008	—	—	1,516	10,008	11,524	(695)	2006	07/17/13	9 to 46 Years
Lake Zurich, IL	9,075	4,860	6,935	—	—	4,860	6,935	11,795	(901)	2000	07/17/13	7 to 32 Years
Lenexa, KS	(d)	919	2,476	—	—	919	2,476	3,395	(193)	2005	07/17/13	2 to 47 Years
Olathe, KS	(b)	3,505	5,847	—	322	3,505	6,169	9,674	(707)	1995	07/17/13	9 to 35 Years
Sherwood, AR	(d)	2,300	5,995	—	—	2,300	5,995	8,295	(266)	2003	02/23/15	8 to 30 Years
Tilton, NH	(b)	3,959	—	—	—	3,959	—	3,959	—	(f)	07/17/13	(f)
Tilton, NH	(b)	7,420	19,608	—	—	7,420	19,608	27,028	(3,016)	1998	07/17/13	8 to 25 Years
Topeka, KS	2,000	542	2,251	—	—	542	2,251	2,793	(155)	2006	07/17/13	3 to 48 Years
Victoria, TX	8,288	2,631	7,710	—	20	2,631	7,730	10,361	(867)	2006	07/17/13	3 to 43 Years
Voorhees, NJ	(a)	2,027	6,776	—	—	2,027	6,776	8,803	(1,265)	1970	07/17/13	5 to 20 Years
Wichita, KS	(b)	2,163	7,036	—	—	2,163	7,036	9,199	(717)	1996	07/17/13	8 to 36 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Entertainment
Addison, IL	5,600	4,690	6,692	—	—	4,690	6,692	11,382	(1,145)	1995	07/17/13	7 to 24 Years
Augusta, GA	(d)	1,082	1,488	—	—	1,082	1,488	2,570	(34)	1998	09/30/15	10 to 20 Years
Austin, TX	(d)	4,425	8,142	—	—	4,425	8,142	12,567	(2,435)	2005	09/30/05	15 to 40 Years
Baton Rouge, LA	(d)	1,076	2,289	—	—	1,076	2,289	3,365	(14)	2015	11/13/15	10 to 40 Years
Beaverton, OR	(a)	5,608	8,733	—	—	5,608	8,733	14,341	(422)	2010	06/30/14	15 to 40 Years
Brentwood, TN	(d)	2,292	2,273	—	—	2,292	2,273	4,565	(40)	1970	09/30/15	9 to 20 Years
Conroe, TX	(d)	2,886	5,763	—	—	2,886	5,763	8,649	(1,624)	2004	09/30/05	15 to 40 Years
Flowood, MS	(d)	900	1,137	—	—	900	1,137	2,037	(13)	1995	11/13/15	9 to 20 Years
Fort Worth, TX	(d)	2,468	5,418	—	—	2,468	5,418	7,886	(1,538)	2003	09/30/05	15 to 40 Years
Grapevine, TX	(d)	2,554	5,377	—	—	2,554	5,377	7,931	(1,542)	2000	09/30/05	15 to 40 Years
Knoxville, TN	(d)	1,509	2,016	—	—	1,509	2,016	3,525	(5)	1987	12/10/15	15 to 40 Years
Las Vegas, NV	40,820	3,225	30,483	—	—	3,225	30,483	33,708	(1,772)	2007	07/17/13	13 to 55 Years
Lewisville, TX	(d)	2,130	4,630	—	—	2,130	4,630	6,760	(1,333)	1998	09/30/05	15 to 40 Years
Louisville, KY	(d)	2,205	3,551	—	—	2,205	3,551	5,756	(40)	1995	11/02/15	9 to 20 Years
Marietta, GA	(a)	3,908	8,630	(74)	—	3,834	8,630	12,464	(3,015)	1992	07/01/05	15 to 30 Years
Pflugerville, TX	(a)	6,182	1,349	—	—	6,182	1,349	7,531	(146)	2003	08/29/14	15 to 30 Years
Plano, TX	(d)	3,225	6,302	—	—	3,225	6,302	9,527	(1,760)	2001	09/30/05	15 to 40 Years
Rogers, AR	(d)	635	2,376	—	—	635	2,376	3,011	(25)	2014	09/30/15	9 to 40 Years
Vancouver, WA	(a)	2,077	9,395	—	—	2,077	9,395	11,472	(398)	2006	06/30/14	15 to 40 Years
Wilmington, NC	(d)	837	1,429	—	—	837	1,429	2,266	(27)	2006	09/30/15	9 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Automotive Dealers
Caldwell, TX	(a)	1,775	1,725	—	—	1,775	1,725	3,500	(849)	2000	04/29/11	11 to 36 Years
Conroe, TX	(a)	4,338	448	955	145	5,293	593	5,886	(1,488)	2005	09/01/09	12 to 47 Years
Denver, CO	(d)	4,124	4,229	—	—	4,124	4,229	8,353	(48)	1980	08/21/15	15 to 40 Years
Gettysburg, PA	(a)	1,385	3,259	—	—	1,385	3,259	4,644	(1,301)	2005	02/16/07	5 to 30 Years
Gladstone, MO	(d)	1,100	774	—	—	1,100	774	1,874	(41)	2005	03/11/15	4 to 40 Years
Greenville, SC	(a)	2,561	1,526	—	—	2,561	1,526	4,087	(1,166)	1999	12/28/05	15 to 30 Years
Greenville, SC	13,892	9,731	11,625	—	—	9,731	11,625	21,356	(1,259)	1999	07/17/13	3 to 40 Years
Huntsville, AL	(a)	778	1,686	—	—	778	1,686	2,464	(624)	1997	07/01/05	15 to 30 Years
Independence, MO	(d)	1,058	1,297	—	—	1,058	1,297	2,355	(167)	1968	11/25/14	4 to 15 Years
Irving, TX	(a)	7,348	970	—	—	7,348	970	8,318	(2,030)	1960	09/01/09	12 to 27 Years
Irving, TX	(a)	931	268	—	—	931	268	1,199	(154)	1965	09/01/09	12 to 17 Years
Jacksonville, FL	(d)	6,155	10,957	—	—	6,155	10,957	17,112	(2,408)	2005	06/30/05	15 to 40 Years
Jacksonville, FL	(a)	3,170	938	—	—	3,170	938	4,108	(525)	1989	12/28/05	15 to 30 Years
Kansas City, MO	(d)	1,310	1,824	—	—	1,310	1,824	3,134	—	2001	12/18/15	15 to 20 Years
Kansas City, MO	(d)	620	1,280	—	—	620	1,280	1,900	—	1978	12/31/15	15 to 20 Years
Kennesaw, GA	(a)	3,931	5,334	—	—	3,931	5,334	9,265	(1,059)	1995	02/16/12	15 to 30 Years
Midlothian, VA	(d)	4,775	6,056	—	—	4,775	6,056	10,831	(1,319)	2004	06/30/05	15 to 40 Years
Ontario, CA	(d)	7,981	6,937	—	—	7,981	6,937	14,918	(1,500)	2005	06/30/05	15 to 40 Years
Pineville, NC	(b)	4,865	1,902	—	—	4,865	1,902	6,767	(329)	2002	07/17/13	10 to 30 Years
Plano, TX	(d)	3,064	2,707	—	—	3,064	2,707	5,771	(1,267)	1992	06/29/07	5 to 30 Years
Pompano Beach, FL	(d)	6,153	5,010	—	—	6,153	5,010	11,163	(1,095)	2004	06/30/05	15 to 40 Years
Raleigh, NC	(a)	4,163	4,017	—	—	4,163	4,017	8,180	(851)	1994	07/17/13	4 to 25 Years
Saukville, WI	(a)	2,061	4,794	—	—	2,061	4,794	6,855	(265)	2014	09/30/14	15 to 40 Years
Tulsa, OK	(a)	1,225	373	—	—	1,225	373	1,598	(602)	1999	12/28/05	15 to 20 Years
Wentzville, MO	(d)	2,040	5,133	—	—	2,040	5,133	7,173	—	2015	03/27/15	40 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Home Improvement
Bedford Park, IL	(b)	10,242	11,839	—	—	10,242	11,839	22,081	(1,948)	1993	07/17/13	7 to 20 Years
Blaine, MN	3,185	1,728	3,437	—	—	1,728	3,437	5,165	(287)	2006	07/17/13	8 to 43 Years
Bridgeton, MO	(d)	11,464	9,907	—	—	11,464	9,907	21,371	(1,805)	1991	07/17/13	7 to 25 Years
Broadview, IL	31,500	12,392	32,193	—	154	12,392	32,347	44,739	(4,287)	1994	07/17/13	2 to 30 Years
Chester, NY	(d)	6,432	—	—	—	6,432	—	6,432	—	(f)	07/17/13	(f)
Cincinnati, OH	13,800	6,086	10,984	—	—	6,086	10,984	17,070	(1,464)	1998	07/17/13	4 to 28 Years
Colma, CA	19,182	21,065	13,597	—	—	21,065	13,597	34,662	(1,306)	1995	07/17/13	2 to 33 Years
Enterprise, AL	(d)	1,924	5,083	—	260	1,924	5,343	7,267	(864)	1995	07/17/13	1 to 27 Years
Lakewood, CO	6,509	3,822	—	—	—	3,822	—	3,822	—	(f)	07/17/13	(f)
Lubbock, TX	(b)	2,644	10,009	—	481	2,644	10,490	13,134	(1,107)	1996	07/17/13	9 to 36 Years
Midland, TX	(b)	5,826	6,633	—	366	5,826	6,999	12,825	(850)	1996	07/17/13	2 to 35 Years
Tilton, NH	(b)	13,185	—	—	—	13,185	—	13,185	—	(f)	07/17/13	(f)

Consumer Electronics
Beaumont, TX	8,592	778	9,297	—	—	778	9,297	10,075	(1,259)	1971	07/17/13	3 to 25 Years
Fayetteville, NC	(b)	1,560	6,893	—	—	1,560	6,893	8,453	(552)	1999	07/17/13	6 to 41 Years
Great Falls, MT	(a)	1,486	3,856	—	—	1,486	3,856	5,342	(1,131)	2004	07/01/05	13 to 40 Years
Greensboro, NC	(b)	2,776	3,990	—	—	2,776	3,990	6,766	(312)	2007	07/17/13	10 to 47 Years
Grove City, OH	(b)	2,050	3,288	—	—	2,050	3,288	5,338	(303)	2008	07/17/13	9 to 38 Years
Kansas City, KS	(d)	1,932	5,629	—	—	1,932	5,629	7,561	(457)	2009	07/17/13	6 to 43 Years
Las Cruces, NM	(d)	1,328	2,616	—	—	1,328	2,616	3,944	(229)	2002	07/17/13	8 to 41 Years
Mt Juliet, TN	(d)	2,049	4,604	—	—	2,049	4,604	6,653	(363)	2008	07/17/13	10 to 45 Years
Roswell, NM	(a)	1,002	3,177	—	—	1,002	3,177	4,179	(759)	2004	07/01/05	14 to 50 Years
Salt Lake City, UT	18,000	4,955	18,250	(3,205)	(11,979)	1,750	6,271	8,021	(1,456)	1989	07/17/13	3 to 40 Years
Santa Clara, CA	(d)	2,873	8,252	—	—	2,873	8,252	11,125	(631)	2002	07/17/13	5 to 48 Years
Wichita, KS	(d)	3,368	6,312	—	—	3,368	6,312	9,680	(740)	1984	07/17/13	7 to 29 Years

Specialty Retail
Algonquin, IL	(a)	4,171	5,613	—	—	4,171	5,613	9,784	(1,567)	2007	04/30/09	13 to 38 Years
Alpharetta, GA	(a)	2,497	2,160	—	—	2,497	2,160	4,657	(1,014)	1994	07/01/05	15 to 30 Years
Alpharetta, GA	(a)	4,079	1,948	—	—	4,079	1,948	6,027	(1,279)	1983	07/01/05	15 to 20 Years
Atlanta, GA	(a)	4,863	815	—	—	4,863	815	5,678	(634)	1970	07/01/05	15 to 20 Years
Aurora, IL	(a)	1,979	4,111	—	—	1,979	4,111	6,090	(1,348)	1989	04/30/09	13 to 28 Years
Avon, OH	(a)	1,550	2,749	—	—	1,550	2,749	4,299	(800)	2007	04/30/09	13 to 38 Years
Batavia, IL	(a)	1,857	3,441	—	—	1,857	3,441	5,298	(1,199)	2001	04/30/09	13 to 28 Years
Caldwell, ID	(d)	470	1,739	—	—	470	1,739	2,209	(19)	2009	07/31/15	15 to 50 Years
Davenport, IA	(a)	2,823	4,475	—	—	2,823	4,475	7,298	(1,384)	2007	04/30/09	13 to 38 Years
Downers Grove, IL	(a)	1,772	2,227	—	—	1,772	2,227	3,999	(842)	1994	04/30/09	13 to 28 Years
Gurnee, IL	(a)	767	1,632	—	—	767	1,632	2,399	(624)	1999	04/30/09	13 to 28 Years
Joliet, IL	(a)	1,700	5,698	—	—	1,700	5,698	7,398	(1,476)	2004	04/30/09	13 to 38 Years
Loves Park, IL	(a)	1,551	6,447	—	—	1,551	6,447	7,998	(1,605)	2004	04/30/09	13 to 38 Years
Marietta, GA	(a)	4,675	854	—	—	4,675	854	5,529	(659)	1996	07/01/05	15 to 30 Years
Marietta, GA	(a)	2,610	865	—	—	2,610	865	3,475	(634)	1977	07/01/05	15 to 20 Years
Merrillville, IN	(a)	1,324	3,975	—	—	1,324	3,975	5,299	(1,401)	1986	04/30/09	13 to 28 Years
Mundelein, IL	(a)	1,991	4,308	—	—	1,991	4,308	6,299	(1,469)	2002	04/30/09	13 to 28 Years
Peoria, IL	(a)	2,497	4,401	—	—	2,497	4,401	6,898	(1,315)	2004	04/30/09	13 to 38 Years
Rapid City, SD	4,393	575	2,568	—	—	575	2,568	3,143	(231)	2001	07/17/13	2 to 45 Years
Schaumburg, IL	(a)	2,067	2,632	—	—	2,067	2,632	4,699	(935)	2002	04/30/09	13 to 28 Years
Spokane, WA	(d)	970	1,945	—	—	970	1,945	2,915	(24)	1994	07/31/15	15 to 40 Years
Tinley Park, IL	(a)	1,108	2,091	—	—	1,108	2,091	3,199	(697)	1990	04/30/09	13 to 28 Years

Distribution
Arlington, WA	10,200	1,860	10,402	—	—	1,860	10,402	12,262	(341)	2002	11/21/2014	7 to 40 Years
Baton Rouge, LA	(b)	2,898	8,024	—	—	2,898	8,024	10,922	(749)	2008	7/17/2013	9 to 43 Years
Edwardsville, KS	12,880	12,780	13,501	—	—	12,780	13,501	26,281	(2,622)	1999	7/17/2013	9 to 29 Years
Hickory, NC	(d)	1,356	5,406	—	—	1,356	5,406	6,762	(171)	2006	5/11/2015	10 to 30 Years
Huntsville, AL	(b)	5,115	6,701	—	—	5,115	6,701	11,816	(1,123)	2008	7/17/2013	10 to 38 Years
Mishawaka, IN	(d)	1,124	2,786	359	—	1,483	2,786	4,269	(478)	1993	7/17/2013	1 to 34 Years
Peoria, IL	2,080	953	1,916	—	13	953	1,929	2,882	(282)	1996	7/17/2013	3 to 30 Years
Riverside, CA	(a)	1,203	6,254	—	—	1,203	6,254	7,457	(1,522)	2004	7/1/2005	14 to 40 Years
Rockford, IL	(d)	1,407	3,708	—	—	1,407	3,708	5,115	(483)	1994	7/17/2013	2 to 33 Years
South Windsor, CT	(d)	1,590	6,774	—	—	1,590	6,774	8,364	(251)	1982	5/5/2015	7 to 20 Years
Tavares, FL	(a)	1,075	5,098	—	—	1,075	5,098	6,173	(1,461)	2004	7/1/2005	14 to 40 Years
Walker, MI	(b)	2,287	4,469	—	33	2,287	4,502	6,789	(630)	2001	7/17/2013	4 to 34 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Manufacturing
Annapolis Junction, MD	(a)	2,245	1,105	(1,535)	(547)	710	558	1,268	(208)	1930	09/29/06	15 to 30 Years
Avila, IN	(d)	642	4,958	—	—	642	4,958	5,600	(190)	1990	12/17/14	15 to 30 Years
Byron, IL	(a)	734	4,334	—	—	734	4,334	5,068	(2,007)	1965	12/29/06	10 to 20 Years
Dublin, VA	(a)	491	1,401	—	—	491	1,401	1,892	(750)	1985	12/11/06	15 to 20 Years
Edon, OH	(d)	642	2,649	—	—	642	2,649	3,291	(1,265)	1953	02/21/07	14 to 20 Years
Elk Grove Village, IL	(b)	3,001	5,264	(1,604)	(2,492)	1,397	2,772	4,169	(1,216)	1970	12/28/06	9 to 30 Years
Fremont, IN	(a)	427	2,176	—	—	427	2,176	2,603	(737)	1960	02/21/07	14 to 30 Years
Houston, TX	(d)	2,420	15,723	—	—	2,420	15,723	18,143	(1,720)	1983	07/17/13	2 to 35 Years
Lenexa, KS	(b)	1,463	5,110	(15)	(192)	1,448	4,918	6,366	(1,901)	1985	12/28/06	5 to 30 Years
Loudon, TN	(d)	1,188	4,904	—	—	1,188	4,904	6,092	(1,712)	1992	03/31/08	15 to 30 Years
Merced, CA	(d)	3,456	9,007	—	—	3,456	9,007	12,463	(2,695)	1998	03/31/08	15 to 30 Years
Meridian, CT	(d)	1,766	7,848	—	—	1,766	7,848	9,614	(318)	1997	12/17/14	15 to 30 Years
Minerva, OH	(d)	649	3,920	(217)	(770)	432	3,150	3,582	(1,595)	1919	02/21/07	8 to 20 Years
New Castle, PA	(d)	1,084	5,507	—	—	1,084	5,507	6,591	(680)	1999	07/17/13	8 to 26 Years
Pulaski, VA	(a)	333	1,536	—	—	333	1,536	1,869	(777)	1967	12/11/06	15 to 20 Years
Royal Oak, MI	(a)	3,426	7,071	—	—	3,426	7,071	10,497	(2,303)	1952	03/10/06	15 to 30 Years
Scottdale, PA	(b)	607	11,008	(203)	(2,239)	404	8,769	9,173	(4,673)	1959	12/28/06	14 to 20 Years
Sidney, OH	(a)	921	4,177	—	—	921	4,177	5,098	(2,040)	1987	12/22/05	12 to 20 Years
Troy, MI	(a)	1,128	947	—	—	1,128	947	2,075	(314)	1952	03/10/06	15 to 30 Years
Winston-Salem, NC	(b)	927	3,455	—	—	927	3,455	4,382	(422)	1987	07/17/13	5 to 40 Years

Dollar Stores
Adair, OK	(b)	264	855	—	—	264	855	1,119	(60)	2012	10/29/13	13 to 40 Years
Alpena, AR	(d)	359	600	—	—	359	600	959	(32)	2014	12/15/14	14 to 40 Years
Altus, OK	(b)	315	918	—	—	315	918	1,233	(62)	2012	10/29/13	13 to 40 Years
Anderson, IN	(d)	359	781	—	—	359	781	1,140	(24)	2015	03/20/15	14 to 40 Years
Ardmore, TN	1,804	950	1,847	—	—	950	1,847	2,797	(215)	2005	07/17/13	8 to 40 Years
Atoka, OK	(b)	466	1,304	—	—	466	1,304	1,770	(89)	2012	10/29/13	13 to 40 Years
Avoca, AR	(d)	247	642	—	—	247	642	889	(29)	2014	12/15/14	14 to 40 Years
Aztec, NM	(d)	548	623	—	—	548	623	1,171	(23)	2014	03/31/15	14 to 40 Years
Bald Knob, AR	(a)	328	327	—	—	328	327	655	(66)	1971	03/31/14	1 to 15 Years
Bentonia, MS	(a)	227	745	—	—	227	745	972	(14)	2014	06/22/15	13 to 40 Years
Birch Tree, MO	(d)	252	659	—	—	252	659	911	(24)	2014	03/31/15	14 to 40 Years
Bloomfield, NM	(d)	409	663	—	—	409	663	1,072	(19)	2015	05/14/15	14 to 40 Years
Bogue Chitto, MS	(a)	270	808	—	—	270	808	1,078	(16)	2013	06/22/15	13 to 40 Years
Buckatunna, MS	(d)	199	798	—	—	199	798	997	(8)	2014	09/24/15	13 to 40 Years
Bulls Gap, TN	(d)	467	761	—	—	467	761	1,228	(23)	2014	03/20/15	14 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Byng, OK	(a)	205	646	—	—	205	646	851	(12)	2015	07/14/15	14 to 40 Years
Cabot, AR	(a)	132	404	—	—	132	404	536	(73)	1970	03/31/14	1 to 15 Years
Cameron, OK	(d)	312	710	—	—	312	710	1,022	(27)	2014	12/15/14	14 to 40 Years
Center Ridge, AR	(d)	313	595	—	—	313	595	908	(32)	2014	12/15/14	14 to 40 Years
Centre, AL	(b)	233	767	—	—	233	767	1,000	(58)	2011	09/17/13	12 to 40 Years
Claremore, OK	(b)	243	928	—	—	243	928	1,171	(63)	2012	10/29/13	13 to 40 Years
Clear Lake, IA	(d)	374	760	—	—	374	760	1,134	(21)	2015	05/14/15	14 to 40 Years
Clovis, NM	(d)	311	659	—	—	311	659	970	(18)	2015	05/14/15	14 to 40 Years
Cowarts, AL	(b)	396	836	—	—	396	836	1,232	(62)	2011	09/17/13	12 to 40 Years
Creal Springs, IL	(d)	261	653	—	—	261	653	914	(20)	2014	04/27/15	14 to 40 Years
Crossville, TN	1,950	1,041	1,871	—	—	1,041	1,871	2,912	(213)	2006	07/17/13	7 to 40 Years
Crossville, TN	(b)	264	849	—	—	264	849	1,113	(62)	2011	09/17/13	12 to 40 Years
Crystal City, TX	(b)	295	939	—	—	295	939	1,234	(63)	2012	10/29/13	13 to 40 Years
De Soto, KS	(b)	301	1,049	—	—	301	1,049	1,350	(84)	2012	10/29/13	13 to 40 Years
Des Moines, IA	(d)	354	807	—	—	354	807	1,161	(26)	2014	03/20/15	8 to 40 Years
Drexel, MO	(d)	184	727	—	—	184	727	911	(19)	2015	05/14/15	14 to 40 Years
Duluth, MN	(d)	422	869	—	—	422	869	1,291	(24)	2015	05/12/15	9 to 40 Years
Eastaboga, AL	(b)	223	937	—	—	223	937	1,160	(67)	2011	09/17/13	12 to 40 Years
Emporia, KS	(b)	292	1,176	—	—	292	1,176	1,468	(85)	2012	10/29/13	13 to 40 Years
Enterprise, AL	(b)	255	803	—	—	255	803	1,058	(58)	2011	09/17/13	12 to 40 Years
Evart, MI	(d)	306	703	—	—	306	703	1,009	(22)	2014	03/20/15	14 to 40 Years
Fruita, CO	(b)	255	1,025	—	—	255	1,025	1,280	(72)	2012	10/29/13	13 to 40 Years
Gore, OK	(b)	182	924	—	—	182	924	1,106	(67)	2012	10/29/13	13 to 40 Years
Hill City, KS	(b)	243	815	—	—	243	815	1,058	(67)	2012	10/29/13	13 to 40 Years
Hobart, OK	(b)	230	910	—	—	230	910	1,140	(67)	2012	10/29/13	13 to 40 Years
Hobbs, NM	(b)	405	949	—	—	405	949	1,354	(77)	2012	10/29/13	13 to 40 Years
Hurley, MS	(a)	412	1,084	—	—	412	1,084	1,496	(21)	2013	06/22/15	13 to 40 Years
Jasper, AL	(b)	365	1,052	—	—	365	1,052	1,417	(76)	2011	09/17/13	12 to 40 Years
Keota, OK	(d)	215	687	—	—	215	687	902	(29)	2014	12/15/14	14 to 40 Years
Ketchum, OK	(b)	297	760	—	—	297	760	1,057	(66)	2012	10/29/13	13 to 40 Years
Kinross/Kincheloe, MI	(d)	317	626	—	—	317	626	943	(23)	2014	03/20/15	14 to 40 Years
La Cygne, KS	(b)	120	833	—	—	120	833	953	(59)	2012	10/29/13	13 to 40 Years
La Plata, MO	(d)	283	653	—	—	283	653	936	(20)	2014	04/27/15	14 to 40 Years
Lakeview, IA	(d)	251	567	—	—	251	567	818	(17)	2015	04/27/15	14 to 40 Years
Las Cruces, NM	(b)	452	900	—	—	452	900	1,352	(71)	2012	10/29/13	13 to 40 Years
Laurel, MS	(a)	432	705	—	—	432	705	1,137	(16)	2012	06/22/15	11 to 40 Years
Livingston, TN	1,856	1,073	1,889	—	—	1,073	1,889	2,962	(235)	2006	07/17/13	7 to 40 Years
Los Lunas, NM	(d)	282	740	—	—	282	740	1,022	(23)	2015	05/14/15	14 to 40 Years
Maben, MS	(d)	263	734	—	—	263	734	997	(8)	2014	09/24/15	13 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Mansfield, OH	(d)	288	824	—	—	288	824	1,112	(21)	2014	04/28/15	9 to 40 Years
Meridian, MS	(d)	211	934	—	—	211	934	1,145	(9)	2014	09/24/15	14 to 40 Years
Mesa, AZ	(d)	734	—	102	632	836	632	1,468	(15)	1955	11/13/14	10 to 50 Years
Nashville, AR	(d)	519	697	—	—	519	697	1,216	(80)	1995	03/31/14	1 to 20 Years
Okay, OK	(b)	200	901	—	—	200	901	1,101	(64)	2012	10/29/13	13 to 40 Years
Oppelo, AR	(a)	354	553	—	—	354	553	907	(14)	2015	07/14/15	14 to 40 Years
Ord, NE	(b)	222	1,010	—	—	222	1,010	1,232	(73)	2012	10/29/13	13 to 40 Years
Orrville, AL	(b)	192	826	—	—	192	826	1,018	(66)	2011	09/17/13	12 to 40 Years
Otter Tail, MN	(d)	338	791	—	—	338	791	1,129	(23)	2014	03/20/15	14 to 40 Years
Pagosa Springs, CO	(b)	253	1,031	—	—	253	1,031	1,284	(70)	2012	10/29/13	13 to 40 Years
Pineville, MO	(d)	253	698	—	—	253	698	951	(25)	2014	03/31/15	14 to 40 Years
Pleasant Hope, MO	(d)	263	650	—	—	263	650	913	(19)	2014	05/14/15	14 to 40 Years
Quinton, OK	(d)	245	683	—	—	245	683	928	(27)	2014	12/15/14	14 to 40 Years
Quitman, MS	(a)	395	979	—	—	395	979	1,374	(20)	2013	06/22/15	13 to 40 Years
Red Oak, OK	(a)	245	675	—	—	245	675	920	(13)	2015	07/14/15	14 to 40 Years
Rehobeth, AL	(b)	259	774	—	—	259	774	1,033	(56)	2011	09/17/13	12 to 40 Years
Salem, MO	(d)	410	778	—	—	410	778	1,188	(25)	2015	04/27/15	14 to 40 Years
Sand Springs, OK	(b)	396	1,039	—	—	396	1,039	1,435	(75)	2012	10/29/13	13 to 40 Years
Silt, CO	(b)	334	894	—	—	334	894	1,228	(61)	2012	10/29/13	13 to 40 Years
Spiro, OK	(b)	263	1,099	—	—	263	1,099	1,362	(85)	2012	10/29/13	13 to 40 Years
Stigler, OK	(b)	610	809	—	—	610	809	1,419	(68)	2012	10/29/13	13 to 40 Years
Tallassee, AL	(b)	141	895	—	—	141	895	1,036	(60)	2011	09/17/13	12 to 40 Years
Temple, TX	(b)	414	897	—	—	414	897	1,311	(67)	2012	10/29/13	13 to 40 Years
Texarkana, AR	(a)	303	201	—	—	303	201	504	(28)	1988	03/31/14	4 to 20 Years
Topeka, KS	(b)	313	882	—	—	313	882	1,195	(67)	2012	10/29/13	13 to 40 Years
Tornillo, TX	(b)	255	818	—	—	255	818	1,073	(66)	2012	10/29/13	13 to 40 Years
Walters, OK	(b)	173	1,042	—	—	173	1,042	1,215	(72)	2012	10/29/13	13 to 40 Years
Western Grove, AR	(d)	391	595	—	—	391	595	986	(32)	2014	12/15/14	14 to 40 Years
Wetumpka, AL	(b)	303	784	—	—	303	784	1,087	(60)	2011	09/17/13	12 to 40 Years
Wilburton, OK	(d)	522	887	—	—	522	887	1,409	(38)	2014	12/15/14	14 to 40 Years

Car Washes
Abilene, TX	(d)	2,733	3,079	—	—	2,733	3,079	5,812	(105)	1993	04/07/15	15 to 30 Years
Albuquerque, NM	(a)	2,472	2,117	—	—	2,472	2,117	4,589	(215)	2005	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	2,657	3,225	—	—	2,657	3,225	5,882	(335)	1960	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	1,179	—	—	—	1,179	—	1,179	—	(f)	05/13/14	(f)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Albuquerque, NM	(a)	1,151	1,677	—	—	1,151	1,677	2,828	(148)	1976	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	1,563	2,700	—	—	1,563	2,700	4,263	(196)	1994	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	2,586	2,742	—	—	2,586	2,742	5,328	(234)	2002	05/13/14	15 to 30 Years
Arlington, TN	(d)	868	1,487	—	—	868	1,487	2,355	(17)	2010	09/30/15	15 to 30 Years
Boise, ID	(a)	2,155	2,488	—	—	2,155	2,488	4,643	(401)	2004	05/15/13	15 to 30 Years
Boise, ID	(a)	217	—	—	—	217	—	217	(5)	Land Only	05/15/13	15 to 15 Years
Edgewater, MD	(d)	4,720	1,460	—	—	4,720	1,460	6,180	(78)	2005	01/21/15	15 to 30 Years
Edmond, OK	(d)	644	1,896	—	—	644	1,896	2,540	(19)	2005	09/30/15	15 to 30 Years
Houston, TX	(a)	1,703	1,221	—	—	1,703	1,221	2,924	(130)	1991	06/18/14	15 to 30 Years
Madison, WI	(d)	564	1,623	—	—	564	1,623	2,187	(31)	1956	06/30/15	15 to 30 Years
Madison, WI	(d)	612	1,775	—	—	612	1,775	2,387	(40)	1958	06/30/15	15 to 30 Years
Madison, WI	(d)	905	2,728	—	—	905	2,728	3,633	(56)	1961	06/30/15	15 to 30 Years
Meridian, ID	(a)	1,924	2,170	—	—	1,924	2,170	4,094	(373)	2006	05/15/13	15 to 30 Years
Millersville, MD	(d)	2,250	1,635	—	—	2,250	1,635	3,885	(70)	2007	01/21/15	15 to 30 Years
Nampa, ID	(a)	3,240	2,343	—	—	3,240	2,343	5,583	(435)	2010	05/15/13	15 to 30 Years
Oklahoma City, OK	(d)	545	1,995	—	—	545	1,995	2,540	(19)	2005	09/30/15	15 to 30 Years
Oklahoma City, OK	(d)	1,004	1,933	—	—	1,004	1,933	2,937	(21)	2005	09/30/15	15 to 30 Years
Rockford, IL	(d)	706	2,669	—	—	706	2,669	3,375	(50)	1959	06/30/15	15 to 30 Years
Round Rock, TX	(d)	1,167	1,549	—	—	1,167	1,549	2,716	(49)	2009	05/07/15	15 to 30 Years
Sherwood, AR	(d)	1,128	1,388	—	—	1,128	1,388	2,516	(18)	2010	09/30/15	15 to 30 Years
Siloam Springs, AR	(d)	991	1,884	—	—	991	1,884	2,875	(20)	2005	09/30/15	15 to 30 Years
Springdale, AR	(d)	521	2,032	—	—	521	2,032	2,553	(20)	2005	09/30/15	15 to 30 Years
Texarkana, TX	(d)	483	1,400	—	—	483	1,400	1,883	(14)	2010	09/30/15	15 to 30 Years

Pet Supplies and Service
Chattanooga, TN	(b)	1,689	2,837	—	—	1,689	2,837	4,526	(243)	1996	07/17/13	8 to 40 Years
Daytona Beach, FL	(b)	775	3,880	—	—	775	3,880	4,655	(283)	1996	07/17/13	8 to 42 Years
Fredericksburg, VA	(b)	1,783	3,491	—	—	1,783	3,491	5,274	(280)	1997	07/17/13	8 to 44 Years
McCarran, NV	21,865	8,333	37,763	—	—	8,333	37,763	46,096	(3,566)	2008	07/17/13	8 to 40 Years

Wholesale Clubs
Ft Lauderdale, FL	(d)	6,775	18,649	—	—	6,775	18,649	25,424	(1,571)	2007	07/17/13	12 to 37 Years
Haverhill, MA	9,044	3,192	15,353	—	—	3,192	15,353	18,545	(1,494)	2007	07/17/13	11 to 32 Years
St. Croix, VI	4,035	2,132	5,992	—	—	2,132	5,992	8,124	(548)	2005	07/17/13	8 to 37 Years
Woodstock, GA	(b)	4,383	16,588	—	—	4,383	16,588	20,971	(1,650)	2001	07/17/13	8 to 33 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

Office Supplies
Alcoa, TN	(d)	918	3,170	—	—	918	3,170	4,088	(247)	1999	07/17/13	8 to 40 Years
Angola, IN	(d)	431	2,488	—	—	431	2,488	2,919	(187)	2000	07/17/13	1 to 44 Years
Balcones Heights, TX	(b)	1,888	2,117	—	—	1,888	2,117	4,005	(180)	2009	07/17/13	11 to 46 Years
Benton, AR	2,130	1,236	1,926	—	—	1,236	1,926	3,162	(184)	2001	07/17/13	3 to 38 Years
Clarksville, IN	2,900	991	3,161	—	—	991	3,161	4,152	(214)	2006	07/17/13	3 to 48 Years
Crossville, TN	(d)	668	2,705	—	—	668	2,705	3,373	(205)	2001	07/17/13	3 to 46 Years
Dayton, OH	(d)	710	2,417	—	—	710	2,417	3,127	(181)	2005	07/17/13	8 to 47 Years
Enterprise, AL	1,850	675	2,239	—	—	675	2,239	2,914	(182)	2006	07/17/13	8 to 43 Years
Greenville, MS	(d)	583	2,315	—	—	583	2,315	2,898	(204)	2000	07/17/13	1 to 35 Years
Greenville, SC	2,955	742	3,026	—	—	742	3,026	3,768	(190)	2006	07/17/13	3 to 48 Years
Guntersville, AL	(d)	1,039	2,535	—	—	1,039	2,535	3,574	(191)	2001	07/17/13	2 to 46 Years
Laurel, MS	(d)	401	2,164	—	—	401	2,164	2,565	(193)	2002	07/17/13	3 to 35 Years
London, KY	(d)	1,398	2,061	—	—	1,398	2,061	3,459	(175)	2001	07/17/13	3 to 46 Years
Moraine, OH	(d)	781	2,649	—	—	781	2,649	3,430	(205)	2006	07/17/13	2 to 43 Years
Morrisville, NC	(b)	408	2,732	—	—	408	2,732	3,140	(194)	2008	07/17/13	11 to 47 Years
Orangeburg, SC	(d)	621	2,208	—	—	621	2,208	2,829	(169)	1999	07/17/13	13 to 45 Years
Oxford, MS	2,295	1,625	1,024	—	—	1,625	1,024	2,649	(134)	2006	07/17/13	9 to 33 Years
Peru, IL	(d)	963	2,033	—	—	963	2,033	2,996	(207)	1998	07/17/13	1 to 35 Years
Warrensburg, MO	(d)	651	2,261	—	—	651	2,261	2,912	(207)	2001	07/17/13	3 to 38 Years
Warsaw, IN	1,846	590	2,504	—	—	590	2,504	3,094	(198)	1998	07/17/13	11 to 44 Years

Financial Services
Cross Plains, WI	(d)	1,117	1,479	—	—	1,117	1,479	2,596	(393)	1988	07/17/13	1 to 22 Years
Delray Beach, FL	(b)	3,831	16,789	—	—	3,831	16,789	20,620	(1,010)	1975	07/17/13	8 to 50 Years
Kennesaw, GA	(d)	3,560	23,583	—	—	3,560	23,583	27,143	(1,618)	1996	07/17/13	8 to 45 Years
Yuma, AZ	(b)	2,583	5,221	—	—	2,583	5,221	7,804	(558)	2007	07/17/13	4 to 46 Years

Other
Corpus Christi, TX	(d)	1,790	1,267	—	—	1,790	1,267	3,057	(145)	2014	09/30/14	11 to 30 Years
Gillette, WY	(d)	1,520	4,561	—	—	1,520	4,561	6,081	(184)	2001	12/30/14	15 to 40 Years
Henderson, CO	(d)	3,240	5,720	—	—	3,240	5,720	8,960	(212)	1977	12/30/14	15 to 50 Years
Kings Mountain, NC	(d)	1,774	5,902	—	—	1,774	5,902	7,676	(609)	2007	07/17/13	4 to 52 Years
Rio Grande, NJ	(d)	753	3,299	—	—	753	3,299	4,052	(84)	2006	03/31/15	11 to 40 Years
Tampa, FL	(d)	1,588	6,134	—	—	1,588	6,134	7,722	(107)	1990	06/05/15	15 to 40 Years
	$690,625	$2,727,517	$4,818,285	$(16,629)	$(1,804)	$2,710,888	$4,816,481	$7,527,369	$(860,954)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2015 (g)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired

(a)	Represents properties collateralized with Master Trust Debt of $1,692,094.
(b)	Represents properties collateralized with Fixed CMBS Debt of $657,547.
(c)	Represents properties collateralized with Variable CMBS Debt of $61,758.
(d)	Represents unencumbered Properties.
(e)	As of December 31, 2015 certain direct finance lease and held for sale properties had Fixed CMBS encumbrances of $12,042 and are not included in the table above.
(f)	Represents Land only properties with no depreciation and therefore date of construction and estimated life for depreciation is not applicable.
(g)	The aggregate cost of properties for federal income tax purposes is approximately $6.03 billion at December 31, 2015.

	2015	2014	2013
Land, buildings, and improvements
Balance at the beginning of the year	$7,193,796	$6,519,293	$3,365,424
Additions:
Acquisitions - Cole/Merger	—	—	3,148,943
Acquisitions/capital expenditures/other additions - non-merger	873,344	936,916	402,519
Deductions:
Dispositions of land, buildings, and improvements	(405,437)	(99,798)	(371,960)
Held for sale	(74,638)	(123,776)	(19,611)
Impairment	(59,696)	(38,839)	(6,022)
Gross Real Estate Balance at close of the year	$7,527,369	$7,193,796	$6,519,293

Accumulated depreciation and amortization
Balance at the beginning of the year	$(752,210)	$(590,067)	$(490,938)
Additions:
Depreciation expense	(210,395)	(194,382)	(130,285)
Deductions:
Dispositions of land, buildings, and improvements	80,965	13,528	26,335
Held for sale	20,686	18,711	4,821
Balance at close of the year	(860,954)	(752,210)	(590,067)

Net Real Estate Investment	$6,666,415	$6,441,586	$5,929,226

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2015
(In thousands)

Mortgage	Stated Interest Rate	Final Maturity Date (1)		Periodic Payment Terms	Face Amount	Carrying Amount of Mortgages
Automotive parts and service <3%	8.60% - 9.35%	1/1/2021	3/1/2021	Principal & Interest (2)	$30,588	$24,937
Restaurants <3%	9.00% - 10.47%	7/1/2016	7/1/2028	Principal & Interest (3)	80,589	75,145
					$111,177	$100,082

(1) Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity
(2) Balloon payments of $11.9 million at maturity
(3) Balloon payments of $37.7 million at maturity

	2015	2014	2013
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$109,046	$117,291	$44,916
Additions during period
Mortgage loans acquired in Merger Transaction	—	—	66,238
Premium on mortgage loans acquired in Merger	—	—	15,195
New mortgage loans	—	—	650
Deductions during period
Collections of principal	(6,497)	(5,720)	(4,499)
Foreclosures	—	—	(3,863)
Amortization of premium	(2,466)	(2,525)	(1,334)
Amortization of capitalized loan origination costs	(1)	—	(12)
Mortgage loans receivable December 31,	100,082	109,046	117,291
Equipment and other loans receivable	4,245	379	430
Provision for other loan loss	(324)	—	—
	3,921	379	430
Total loans receivable	$104,003	$109,425	$117,721

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
Date: February 26, 2016

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Thomas H. Nolan Jr., Phillip D. Joseph, Jr. and Ryan A. Berry, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas H. Nolan Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2016

/s/ Phillip D. Joseph, Jr.	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ Kevin M. Charlton	Director	February 26, 2016

/s/ Todd A. Dunn	Director	February 26, 2016

/s/ David J. Gilbert	Director	February 26, 2016

/s/ Richard I. Gilchrist	Director	February 26, 2016

/s/ Diane M. Morefield	Director	February 26, 2016

/s/ Sheli Z. Rosenberg	Director	February 26, 2016

/s/ Thomas D. Senkbeil	Director	February 26, 2016

/s/ Nicholas P. Shepherd	Director	February 26, 2016