Form 10-Q
period 2016-03-31
Spirit Realty Capital, Inc.
filed 2016-05-05
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of May 2, 2016, there were 479,655,830 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$600.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
AFFO	Adjusted Funds From Operations
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CAM	Tenant Common Area Maintenance costs
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended on November 3, 2015
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles in the United States
Incentive Award Plan	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Notes	The Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts

Definitions:
Normalized Rental Revenue
Total rental revenues and earned income from direct financing leases from our owned properties during the final month of the reporting period normalized to exclude total rental revenues and earned income from direct financing leases from our owned properties during the final month of the reporting period contributed by properties sold during that period

Normalized Revenue	Total revenues normalized to exclude total revenues contributed by properties sold during that period
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$325.0 million senior unsecured term facility pursuant to the Term Loan Agreement as amended from time to time
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015
Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TSR	Total Shareholder Return
Walgreens	Walgreen Company

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,679,409	$2,710,888
Buildings and improvements	4,767,151	4,816,481
Total real estate investments	7,446,560	7,527,369
Less: accumulated depreciation	(891,909)	(860,954)
	6,554,651	6,666,415
Loans receivable, net	101,602	104,003
Intangible lease assets, net	509,089	526,718
Real estate assets under direct financing leases, net	41,499	44,324
Real estate assets held for sale, net	115,423	85,145
Net investments	7,322,264	7,426,605
Cash and cash equivalents	8,992	21,790
Deferred costs and other assets, net	173,295	179,180
Goodwill	291,421	291,421
Total assets	$7,795,972	$7,918,996
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$24,000	$—
Term Loan, net	332,019	322,902
Mortgages and notes payable, net	2,969,893	3,079,787
Convertible Notes, net	693,173	690,098
Total debt, net	4,019,085	4,092,787
Intangible lease liabilities, net	187,211	193,903
Accounts payable, accrued expenses and other liabilities	136,743	142,475
Total liabilities	4,343,039	4,429,165
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 443,435,556 and 441,819,964 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4,434	4,418
Capital in excess of par value	4,737,534	4,721,323
Accumulated deficit	(1,287,386)	(1,234,882)
Accumulated other comprehensive loss	(1,649)	(1,028)
Total stockholders’ equity	3,452,933	3,489,831
Total liabilities and stockholders’ equity	$7,795,972	$7,918,996
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rentals	$161,819	$154,518
Interest income on loans receivable	1,659	1,722
Earned income from direct financing leases	724	795
Tenant reimbursement income	3,824	4,631
Other income and interest from real estate transactions	331	621
Total revenues	168,357	162,287
Expenses:
General and administrative	11,649	12,600
Restructuring charges	649	—
Property costs	7,327	7,407
Real estate acquisition costs	57	1,093
Interest	53,017	57,914
Depreciation and amortization	64,664	66,296
Impairments	12,131	1,624
Total expenses	149,494	146,934
Income from continuing operations before other expense and income tax expense	18,863	15,353
Other expense:
Loss on debt extinguishment	(5,341)	(1,230)
Total other expense	(5,341)	(1,230)
Income from continuing operations before income tax expense	13,522	14,123
Income tax expense	(81)	(362)
Income from continuing operations	13,441	13,761
Discontinued operations:
Income from discontinued operations	—	227
Income before gain on disposition of assets	13,441	13,988
Gain on disposition of assets	12,562	11,336
Net income attributable to common stockholders	$26,003	$25,324
Net income per share of common stock—basic:
Continuing operations	$0.06	$0.06
Discontinued operations	—	—
Net income per share attributable to common stockholders—basic	$0.06	$0.06
Net income per share of common stock—diluted:
Continuing operations	$0.06	$0.06
Discontinued operations	—	—
Net income per share attributable to common stockholders—diluted	$0.06	$0.06
Weighted average shares of common stock outstanding:
Basic	441,365,927	411,017,895
Diluted	441,368,407	411,622,434
Dividends declared per common share issued	$0.17500	$0.17000
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders	$26,003	$25,324
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(856)	(852)
Net cash flow hedge losses reclassified to operations	235	317
Total comprehensive income	$25,382	$24,789
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2015	441,819,964	$4,418	$4,721,323	$(1,234,882)	$(1,028)	$3,489,831
Net income	—	—	—	26,003	—	26,003
Other comprehensive loss	—	—	—	—	(621)	(621)
Dividends declared on common stock	—	—	—	(77,596)	—	(77,596)
Repurchase of shares of common stock	(71,658)	(1)	—	(737)	—	(738)
Issuance of shares of common stock, net	1,282,560	13	13,910	—	—	13,923
Stock-based compensation, net	404,690	4	2,301	(174)	—	2,131
Balances, March 31, 2016	443,435,556	$4,434	$4,737,534	$(1,287,386)	$(1,649)	$3,452,933
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income attributable to common stockholders	$26,003	$25,324
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	64,664	66,296
Impairments	12,131	1,658
Amortization of deferred financing costs	2,166	2,072
Derivative amortization and interest rate net settlements	30	(28)
Amortization of debt discounts	760	476
Stock-based compensation expense	2,305	3,827
Loss on debt extinguishment	5,341	1,230
Debt extinguishment costs	(540)	(2,733)
Gains on dispositions of real estate and other assets, net	(12,562)	(11,336)
Non-cash revenue	(6,587)	(4,809)
Other	(14)	(14)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	95	(1,938)
Accounts payable, accrued expenses and other liabilities	(3,085)	(420)
Accrued restructuring charges	(1,072)	—
Net cash provided by operating activities	89,635	79,605
Investing activities
Acquisitions of real estate	(72,458)	(265,314)
Capitalized real estate expenditures	(3,552)	(426)
Collections of principal on loans receivable and real estate assets under direct financing leases	2,151	1,452
Proceeds from dispositions of real estate and other assets	89,349	71,547
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	39,867	(6,937)
Transfers of net sales proceeds (to) from Master Trust Release	(30,578)	43,412
Net cash provided by (used in) investing activities	24,779	(156,266)
Financing activities
Borrowings under Revolving Credit Facilities	60,000	345,000
Repayments under Revolving Credit Facilities	(36,000)	(175,101)
Repayments under mortgages and notes payable	(96,732)	(167,102)
Borrowings under Term Loan	45,000	—
Repayments under Term Loan	(36,000)	—
Deferred financing costs	(125)	(3,562)
Proceeds from issuance of common stock, net of offering costs	13,923	78,552
Repurchase of shares of common stock	(738)	(720)
Dividends paid to equity owners	(77,381)	(70,046)
Transfers from reserve/escrow deposits with lenders	841	1,593
Net cash (used in) provided by financing activities	(127,212)	8,614
Net decrease in cash and cash equivalents	(12,798)	(68,047)
Cash and cash equivalents, beginning of period	21,790	176,181
Cash and cash equivalents, end of period	$8,992	$108,134
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 1. Organization
Company Organization and Operations
The Company operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
The Company’s operations are generally carried out through the Operating Partnership. OP Holdings, one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Corporation and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.

As of March 31, 2016, our undepreciated investment in real estate and loans totaled approximately $8.25 billion, representing investments in 2,610 properties, including properties securing mortgage loans made by the Company. Of this amount, 98.8% consisted of our $8.15 billion investment in real estate, representing ownership of 2,467 properties, and the remaining 1.2% consisted of $101.6 million in commercial mortgage and other loans receivable, primarily secured by the remaining 143 properties or other related assets.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2015.
The unaudited consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). As a result, the majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. At March 31, 2016 and December 31, 2015, net assets totaling $4.38 billion and $4.57 billion, respectively, were held, and net liabilities totaling $3.07 billion and $3.19 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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
March 31, 2016
(Unaudited)

Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Allowance for Doubtful Accounts

The Company provided for reserves for uncollectible amounts related to its rent and other tenant receivables totaling $11.8 million and $11.5 million at March 31, 2016 and December 31, 2015, respectively, against accounts receivable balances of $26.9 million and $26.3 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
The Company established a reserve for losses of $9.9 million and $12.2 million at March 31, 2016 and December 31, 2015, respectively, against deferred rental revenue receivables of $70.8 million and $68.0 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Collateral deposits (1)	$13,903	$14,475
Tenant improvements, repairs, and leasing commissions (2)	8,708	8,362
Master Trust Release (3)	42,670	12,091
1031 Exchange proceeds, net	2	39,869
Loan impounds (4)	1,054	1,025
Other (5)	1,178	1,823
	$67,515	$77,645
(1) Funds held in reserve by lenders which can be applied at their discretion to the repayment of debt (any funds remaining on deposit after the debt is paid in full are released to the borrower).
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
(5) Funds held in lender controlled accounts released after scheduled debt service requirements are met.
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
March 31, 2016
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies many aspects of accounting for share-based payment transactions under ASC Topic 718, Compensation - Stock Compensation, including income tax consequences, classification of awards as either equity or liability, forfeiture rate calculations and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3. Investments
Real Estate Investments

As of March 31, 2016, the Company's gross investment in real estate properties and loans totaled approximately $8.25 billion, representing investments in 2,610 properties, including 143 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.0%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

During the three months ended March 31, 2016, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2015	2,485	144	2,629	$8,199,571	$104,003	$8,303,574
Acquisitions/improvements (1) (3)	15	—	15	76,010	—	76,010
Dispositions of real estate (2) (3)	(33)	—	(33)	(113,471)	—	(113,471)
Principal payments and payoffs	—	(1)	(1)	—	(2,121)	(2,121)
(Impairments)/recoveries	—	—	—	(12,452)	324	(12,128)
Write-off of gross lease intangibles	—	—	—	(1,771)	—	(1,771)
Loan premium amortization and other	—	—	—	(30)	(604)	(634)
Gross balance, March 31, 2016	2,467	143	2,610	$8,147,857	$101,602	$8,249,459
Accumulated depreciation and amortization				(1,116,106)	—	(1,116,106)
Other non-real estate assets held for sale				1,700	—	1,700
Net balance, March 31, 2016				$7,033,451	$101,602	$7,135,053
(1) Includes investments of $3.1 million in revenue producing capitalized expenditures, as well as $0.4 million of non-revenue producing capitalized maintenance expenditures. Capitalized maintenance expenditures are not included in the Company's investment in real estate disclosed elsewhere.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $17.3 million.
(3) During the three months ended March 31, 2016, pursuant to 1031 Exchanges, the Company sold 4 properties for $21.0 million. Of this amount, and including $39.9 million of 2015 proceeds, $60.9 million was used to partially fund 10 property acquisitions.
(4) At March 31, 2016 and December 31, 2015, 31 and 36, respectively, of the Company's properties were vacant and in the Company’s possession; of these vacant properties, 9 and 12, respectively, were held for sale.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases at March 31, 2016 (in thousands):

Remainder of 2016	$443,714
2017	579,699
2018	565,883
2019	547,960
2020	526,685
Thereafter	3,889,569
Total future minimum rentals	$6,553,510
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	March 31, 2016	December 31, 2015
Mortgage loans - principal	$88,040	$90,096
Mortgage loans - premium	9,382	9,986
Mortgages loans, net	97,422	100,082
Other note receivables - principal	4,180	4,245
Allowance for loan losses	—	(324)
Other note receivables, net	4,180	3,921
Total loans receivable, net	$101,602	$104,003
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable, one $3.9 million note is secured by tenant assets and stock and the other is unsecured.
Allowance for Loan Losses

At March 31, 2016, there was no allowance for loan losses compared to an allowance for loan losses on an unsecured note receivable of $0.3 million at December 31, 2015. At March 31, 2016, there were no mortgages or notes receivable on non-accrual status compared to no mortgage loans and one note receivable with a balance of $0.3 million on non-accrual status at December 31, 2015.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2016	December 31, 2015
In-place leases	$643,725	$649,182
Above-market leases	96,490	98,056
Less: accumulated amortization	(231,126)	(220,520)
Intangible lease assets, net	$509,089	$526,718

Below-market leases	$234,557	$238,039
Less: accumulated amortization	(47,346)	(44,136)
Intangible lease liabilities, net	$187,211	$193,903
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases were $1.5 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $11.9 million and $12.8 million for the three months ended March 31, 2016 and 2015, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	March 31, 2016	December 31, 2015
Minimum lease payments receivable	$11,517	$12,702
Estimated residual value of leased assets	41,091	43,789
Unearned income	(11,109)	(12,167)
Real estate assets under direct financing leases, net	$41,499	$44,324
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the three months ended March 31, 2016 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2015	36	$85,145
Transfers from real estate investments	20	55,995
Sales	(14)	(25,717)
Balance, March 31, 2016	42	$115,423
Impairments

The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Real estate and intangible asset impairment	$12,143	$1,043
Write-off of lease intangibles due to lease terminations, net	309	512
Loans receivable recovery	(324)	—
Total impairments from real estate investment net assets	12,128	1,555
Other impairment	3	103
Total impairment loss in continuing and discontinued operations	$12,131	$1,658

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Note 4. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)		Weighted Average Maturity (3)	March 31, 2016	December 31, 2015
				(in Years)	(In Thousands)
Revolving Credit Facilities	NM	4.20%	(6)	3.0	$24,000	$—
Term Loan	2.16%	2.04%		2.6	334,000	325,000
Master Trust Notes	5.59%	5.03%		7.0	1,687,353	1,692,094
CMBS - fixed-rate	5.34%	5.81%		2.6	1,255,960	1,360,215
CMBS - variable-rate (4)	2.95%	3.84%		2.7	61,758	61,758
Convertible Notes	5.32%	3.28%		4.0	747,500	747,500
Total debt	5.18%	4.69%		4.7	4,110,571	4,186,567
Debt discount, net					(51,707)	(52,203)
Deferred financing costs, net (5)					(39,779)	(41,577)
Total debt, net					$4,019,085	$4,092,787
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and non-utilization fees, where applicable, calculated for the three months ended March 31, 2016 and based on the average principal balance outstanding during the period. The average outstanding principal balance of the Revolving Credit Facilities was not significant during the three months ended March 31, 2016, resulting in an effective interest rate that was not meaningful.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of March 31, 2016.
(3) Represents the weighted average maturity based on the outstanding principal balance as of March 31, 2016.
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 5).
(5) The Company records deferred financing costs for its 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.
(6) At the end of the first quarter 2016, the Company borrowed $24.0 million on short notice incurring interest charges at a higher base rate (prime rate) plus an applicable margin. These borrowings were repaid within 5 business days.
Revolving Credit Facilities
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guaranties to material subsidiaries (as defined) meeting certain conditions. At March 31, 2016, there were no subsidiaries meeting this requirement.
Borrowings bear interest at either a specified base rate or LIBOR plus an applicable margin, at the Operating Partnership's option. As of March 31, 2016, the 2015 Credit Facility bore interest at LIBOR plus 1.70% based on the Company's leverage and incurred non-utilization fees of 0.25% per annum. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will initially require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. Upon such an event, the 2015 Credit Facility will bear interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

(whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). The 2015 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.

As a result of entering into the 2015 Credit Facility, the Company incurred origination costs of $3.9 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. As of March 31, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the 2015 Credit Facility were $2.9 million and $3.2 million, respectively, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of March 31, 2016, $24.0 million of borrowings were outstanding, $8.3 million of letters of credit were issued and $567.7 million of borrowing capacity was available under the 2015 Credit Facility. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
Line of Credit
A special purpose entity indirectly owned by the Corporation had access to a $40.0 million secured revolving line of credit, which expired on March 27, 2016.

Term Loan

On November 3, 2015, the Company entered into a Term Loan Agreement among the Operating Partnership, as borrower, the Company as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased to up to $600.0 million, subject to obtaining additional lender commitments. During the fourth quarter of 2015, upon obtaining additional lender commitments, the Company increased the term facility from $325.0 million to $370.0 million. Borrowings may be repaid without premium or penalty, and may be reborrowed within 30 days up to the then available loan commitment. Borrowings bear interest at either a specified base rate or LIBOR plus a margin, at the Operating Partnership’s option. As of March 31, 2016, the Term Loan bore interest at LIBOR plus 1.60%.

Initially, borrowings under the Term Loan bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum. Initially, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings, in which case borrowings under the Term Loan will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Corporation and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.

As a result of entering into the Term Loan, the Company incurred origination costs of $2.3 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of March 31, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the Term Loan were $2.0 million and $2.1 million, respectively, and recorded net against the principal balance of the Term Loan on the accompanying consolidated balance sheets.
As of March 31, 2016, $334.0 million of borrowings were outstanding and $36.0 million of borrowing capacity was available under the Term Loan. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of March 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Master Trust Notes

The Company has access to an asset-backed securitization platform, the Spirit Master Funding Program, to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. The Spirit Master Funding Program consists of two separate securitization trusts, Master Trust 2013 and Master Trust 2014, each of which have one or multiple bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. Each issuer is an indirect wholly-owned special purpose entity of the Corporation.
The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	March 31, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	4.2	$62,312	$65,027
Series 2014-1 Class A2	5.4%	4.3	253,300	253,300
Series 2014-2	5.8%	5.0	228,845	229,674
Series 2014-3	5.7%	6.0	312,164	312,276
Series 2014-4 Class A1	3.5%	3.8	150,000	150,000
Series 2014-4 Class A2	4.6%	13.8	360,000	360,000
Total Master Trust 2014 notes	5.1%	7.2	1,366,621	1,370,277
Series 2013-1 Class A	3.9%	2.7	125,000	125,000
Series 2013-2 Class A	5.3%	7.7	195,732	196,817
Total Master Trust 2013 notes	4.7%	5.8	320,732	321,817
Total Master Trust Notes			1,687,353	1,692,094
Debt discount, net			(21,890)	(22,909)
Deferred financing costs, net			(18,644)	(19,345)
Total Master Trust Notes, net			$1,646,819	$1,649,840
(1) Represents the individual series stated interest rate as of March 31, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of March 31, 2016.

As of March 31, 2016, the Master Trust 2014 notes were secured by 929 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

collateralized by the assets of all issuers within this trust. As of March 31, 2016, the Master Trust 2013 notes were secured by 307 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.

CMBS

As of March 31, 2016, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 133 fixed and 8 variable-rate non-recourse loans, excluding the defaulted loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of March 31, 2016 for the fixed-rate notes, excluding the defaulted loans, ranged from 3.90% to 6.62% with a weighted average stated interest rate of 5.81%, and the weighted average stated interest rate for the variable-rate notes was 3.84%. As of March 31, 2016, these fixed and variable-rate loans were secured by 377 and 83 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 5.14% on the variable-rate loans (see Note 5). As of March 31, 2016 and December 31, 2015, the unamortized deferred financing costs associated with the CMBS loans were $5.3 million and $5.5 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.

As of March 31, 2016, certain borrowers were in default under the loan agreements relating to four separate CMBS fixed-rate loans where the eight properties securing the respective loans were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 9.67% and 10.88%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of March 31, 2016, the aggregate principal balance under the defaulted CMBS loans was $69.1 million, which includes $9.5 million of interest added to principal. In addition, approximately $12.5 million of lender controlled restricted cash is being held in connection with these loans that may be applied to reduce amounts owed.

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

In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of March 31, 2016 and December 31, 2015, the unamortized discount was $40.5 million and $42.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of March 31, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the Convertible Notes were $13.9 million and $14.7 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Debt Extinguishment

During the three months ended March 31, 2016, the Company extinguished a total of $103.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.72%. As a result of these transactions, the Company recognized a net loss on debt extinguishment of approximately $5.3 million.

During the three months ended March 31, 2015, the Company extinguished a total of $162.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.76% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a net loss on debt extinguishment of approximately $1.2 million.

Debt Maturities

As of March 31, 2016, scheduled debt maturities of the Company’s Revolving Credit Facilities, Term Loan, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2016 (1)	$19,724	$167,830	$187,554
2017	27,343	701,829	729,172
2018	42,115	578,537	620,652
2019	44,325	476,000	520,325
2020	39,096	413,206	452,302
Thereafter	249,792	1,350,774	1,600,566
Total	$422,395	$3,688,176	$4,110,571
(1) The balloon payment balance in 2016 includes $69.1 million, including $9.5 million of capitalized interest, for the acceleration of principal payable following an event of default under four separate non-recourse CMBS loans with stated maturities in 2015 and 2017 of $11.7 million and $57.4 million, respectively.

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense – Revolving Credit Facilities (1)	$457	$803
Interest expense – Term Loan	1,747	—
Interest expense – mortgages and notes payable	41,730	48,408
Interest expense – Convertible Notes	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,166	2,072
Amortization of net losses related to interest rate swaps	30	28
Amortization of debt (premium)/discount, net	760	476
Total interest expense	$53,017	$57,914
(1) Includes non-utilization fees of approximately $0.4 million for both the three months ended March 31, 2016 and 2015, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

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
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings. As of March 31, 2016 and December 31, 2015, there were no termination events or events of default related to the interest rate swaps.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	March 31, 2016	December 31, 2015
Interest Rate Swaps(1)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	$(1,585)	$(934)
						$(1,585)	$(934)
(1) Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The payment terms, stated interest rate, effective date, and maturity date of these swaps are consistent with the terms of the debt.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Interest rate swaps	$(856)	$(852)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended March 31,
Location of Loss Reclassified from AOCL into Operations	2016	2015
Interest expense	$(235)	$(317)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
	Three Months Ended March 31,
Location of Loss Recognized in Operations on Derivatives	2016	2015
General and administrative expense	$—	$(4)
Approximately $0.8 million of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next twelve months. The Company does not enter into derivative contracts for speculative or trading purposes.

Note 6. Stockholders’ Equity

ATM Program

During the three months ended March 31, 2016, the Corporation sold 1.3 million shares of its common stock under its ATM Program, at a weighted average share price of $11.10, for aggregate gross proceeds of $14.2 million and aggregate net proceeds of $13.9 million after payment of commissions and other issuance costs of $0.3 million. The net proceeds were used to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. As of March 31, 2016, $89.3 million in gross proceeds capacity remained available under the ATM Program.

Stock Repurchase Program
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $200.0 million of its common stock in the open market or through private transactions from time to time over the next 18 months. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. The Company intends to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. During the three months ended March 31, 2016, no stock was repurchased under the stock repurchase program.

Repurchase of Shares of Common Stock

During the three months ended March 31, 2016, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

pursuant to the Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.1 million shares of common stock valued at $0.7 million, solely to pay the associated minimum statutory tax withholdings during the three months ended March 31, 2016. The Company records its repurchased shares of common stock using the cost method. Shares repurchased are considered retired under Maryland law and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.
Dividends Declared
For the three months ended March 31, 2016, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in thousands)
March 15, 2016	$0.17500	March 31, 2016	$77,596	April 15, 2016
(1) Net of estimated forfeitures of approximately $5,000 during the three months ended March 31, 2016, for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividend declared on March 15, 2016 was paid on April 15, 2016 and is included in accounts payable, accrued expenses and other liabilities as of March 31, 2016.

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

On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, (collectively, the "Debtors") filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of the Company under a master lease with initial monthly rents of $1.4 million and an initial lease expiration date of February 28, 2035. Haggen Holdings, LLC is the guarantor of the tenant’s obligations under that master lease. A subsidiary of the Company and the debtors entered into a settlement agreement whereby the subsidiary consented to the partial assumption and partial rejection of the master lease permitting (a) the assumption of nine stores subject to the lease and their assignment to three unaffiliated grocery operators with winning bids in an auction of the respective leaseholds, (b) the rejection of the leasehold with respect to six of the stores and their return to the Company's possession, and (c) the assumption and continued operation by the tenant of five of the stores. Under the settlement agreement, the subsidiary of the Company received an unsecured stipulated damages claim for $21.0 million against each of Haggen Operations Holdings, LLC and Haggen Holdings, LLC, as well as certain agreed upon fees, expenses and cure payments in the bankruptcy. The court approved the settlement agreement in an order entered November 25, 2015. The bankruptcy proceeding remains ongoing, and there is no guaranty that the claims will be paid or otherwise satisfied in full.
As of March 31, 2016, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of March 31, 2016, the Company had commitments totaling $30.1 million, of which $3.0 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the $30.1 million of total commitments, $29.8 million is expected to be funded during fiscal year 2016. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

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

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Derivatives:
Interest rate swaps financial liabilities	$(1,585)	$—	$(1,585)	$—
December 31, 2015
Derivatives:
Interest rate swaps financial liabilities	$(934)	$—	$(934)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
March 31, 2016
Long-lived assets held and used	$6,329	$—	$—	$—	$6,329	$(7,235)
Lease intangible assets	1,723	—	—	—	1,723	(1,267)
Other assets	—	—	—	—	—	324
Long-lived assets held for sale	21,874	—	—	—	21,874	(3,953)
						$(12,131)
December 31, 2015
Long-lived assets held and used	$60,298	$(3,207)	$—	$—	$63,505	$(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(14,617)
						$(69,768)
(1) Impairment charges are presented for the three months ended March 31, 2016 and for the year ended December 31, 2015.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2016 and December 31, 2015. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The estimated fair values of the loans receivable, Revolving Credit Facilities, Term Loan, Convertible Notes and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The loans receivable, Revolving Credit Facilities, Term Loan, Convertible Notes and mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$101,602	$107,284	$104,003	$110,019
Revolving Credit Facilities	24,000	24,430	—	—
Term Loan, net (1)	332,019	334,206	322,902	338,366
Mortgages and notes payable, net (1)	2,969,893	3,151,982	3,079,787	3,220,239
Convertible Notes, net (1)	693,173	751,519	690,098	713,095
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 9. Significant Credit and Revenue Concentration

As of March 31, 2016 and December 31, 2015, the Company’s real estate investments are operated by 435 and 438 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended March 31, 2016 and 2015, contributed 9.1% and 12.8% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 4% or more of the Company’s Normalized Revenue during any of the periods presented. As of both March 31, 2016 and December 31, 2015, the Company's net investment in Shopko properties represents approximately 6.9% of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 9.0% of the Company's total real estate investment portfolio.

Note 10. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$—	$3,615
Reduction of debt in exchange for collateral assets	13,631	—
Net real estate and other collateral assets surrendered to lender	19,942	—
Accrued interest capitalized to principal (1)	1,260	1,799
Accrued performance share dividend rights	174	115
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 11. Incentive Award Plan
As of March 31, 2016, 0.8 million shares remained available for award under the Incentive Award Plan. On March 30, 2016, the Company's Board of Directors adopted, subject to stockholder approval, an amendment and restatement of the Incentive Award Plan, which would increase the number of shares of common stock reserved for issuance thereunder by 5,500,000 shares.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Restricted Shares of Common Stock
During the three months ended March 31, 2016, the Company granted 0.4 million restricted shares under the Incentive Award Plan to certain executive officers and employees. The Company recorded $3.8 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of March 31, 2016, there were approximately 0.8 million unvested restricted shares outstanding.
Performance Share Awards
During the three months ended March 31, 2016, the Board of Directors or committee thereof approved an initial target grant of 310,706 performance shares to executive officers of the Company. The performance period of this grant runs from January 1, 2016 through December 31, 2018. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years. Based on the grant date fair value, the Corporation expects to recognize $5.0 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
Approximately $0.3 million and $0.2 million in dividend rights have been accrued for non-vested performance share awards outstanding as of March 31, 2016 and December 31, 2015, respectively. For outstanding non-vested awards at March 31, 2016, 0.6 million shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date. During the three months ended March 31, 2016, 53,533 shares were released at target in connection with qualifying terminations of participants.
Stock-based Compensation Expense
For the three months ended March 31, 2016 and 2015, the Company recognized $2.3 million and $3.8 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of March 31, 2016, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $15.2 million, including $7.4 million related to restricted stock awards and $7.8 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Note 12. Income Per Share
Income per share has been computed using the two-class method. Income per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Basic and diluted income:
Income from continuing operations	$13,441	$13,761
Gain on disposition of assets	12,562	11,336
Less: income attributable to unvested restricted stock	(127)	(209)
Income used in basic and diluted income per share from continuing operations	25,876	24,888
Income from discontinued operations	—	227
Net income attributable to common stockholders used in basic and diluted income per share	$25,876	$25,115

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	442,033,226	412,195,685
Less: unvested weighted average shares of restricted stock	(667,299)	(1,177,790)
Weighted average shares of common stock outstanding used in basic income per share	441,365,927	411,017,895
Net income per share attributable to common stockholders—basic	$0.06	$0.06

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	—	598,015
Stock options	2,480	6,524
Weighted average shares of common stock outstanding used in diluted income per share	441,368,407	411,622,434
Net income per share attributable to common stockholders—diluted	$0.06	$0.06

Potentially dilutive shares of common stock
Unvested shares of restricted stock	67,709	457,283
Total	67,709	457,283
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

Note 13. Costs Associated With Restructuring Activities

On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters in the spring of 2016, and the Company anticipates the move will be finalized by the end of 2016. As a result of moving its corporate headquarters, the Company is incurring various restructuring charges, including employee separation and relocation costs. Restructuring charges incurred for the three months ended March 31, 2016 totaled $0.6 million and are included within restructuring charges on the accompanying consolidated statements of operations. To date, the Company has incurred restructuring charges totaling $7.7 million.

The following table presents a reconciliation of the liability attributable to restructuring charges incurred as of March 31, 2016, which is recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets (in thousands):

	Employee Separation/Relocation Costs	Other Restructuring Costs	Total
Beginning balance, as of December 31, 2015	$5,754	$172	$5,926
Accruals	196	453	649
Payments	(1,316)	(405)	(1,721)
Ending balance, as of March 31, 2016	$4,634	$220	$4,854

The Company currently anticipates to incur total relocation costs of approximately $20.7 million, of which $10.3 million is restructuring, $5.1 million is capitalized costs related to tenant improvements and fixtures for the new corporate headquarters and $5.3 million represents other relocation costs primarily for redundant office space and employee salaries and benefits of departing employees during the transition phase.

Note 14. Subsequent Events

On April 15, 2016, the Company completed an underwritten public offering of 34.5 million shares of its common stock, at $11.15 per share, including 4.5 million shares sold pursuant to the underwriters' option to purchase additional shares. Gross proceeds raised were approximately $384.7 million; net proceeds were approximately $368.9 million after deducting underwriter discounts and offering costs paid by the Company. The net proceeds were primarily used to reduce amounts outstanding under the Term Loan.

During April 2016 and prior to the public offering above, the Corporation sold an additional 1.7 million shares of its common stock under its ATM Program, at a weighted average share price of $11.22, for aggregate gross proceeds of $19.4 million and aggregate net proceeds of $19.1 million after payment of commissions and other issuance costs of $0.3 million. The net proceeds were used to fund acquisitions and for general corporate purposes.

On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	risks related to the relocation of our corporate headquarters to Dallas, Texas;

•	our ability and willingness to maintain our qualification as a REIT; and

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

Overview
Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC". We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate assets throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants.
We generate our revenue primarily by leasing our properties to our tenants. As of March 31, 2016, our undepreciated investment in real estate and loans totaled approximately $8.25 billion, representing investments in 2,610 properties, including properties securing our mortgage loans. Of this amount, 98.8% consisted of investment in real estate, representing ownership of 2,467 properties, and the remaining 1.2% consisted of commercial mortgage and other loans receivable primarily secured by the remaining 143 real properties or other related assets.

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
As of March 31, 2016, our owned properties were approximately 98.7% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.6 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of March 31, 2016, approximately 89% of our single-tenant properties (based on Normalized Rental Revenue) provided for increases in future annual base contractual rent.

2016 Highlights

For the first quarter ended March 31, 2016:

•	Recognized revenues of $168.4 million, a 3.7% increase over revenues reported in the first quarter of 2015.

•	Generated AFFO of $0.22 per share, FFO of $0.20 per share, and net income of $0.06 per share.

•
Closed 9 real estate transactions totaling $75.6 million, which added 15 properties to our portfolio, earning an initial weighted average cash yield of approximately 8.09% under leases with an average term of 15.6 years.

•
Disposed of 33 properties generating gross proceeds of $106.3 million, with a weighted average capitalization rate of 6.37%, resulting in an overall gain on sale of $12.6 million. Included in gross proceeds was $14.9 million of principal and interest that was extinguished as a partial settlement of debt related to the transfer of two vacant real estate properties securing a fixed-rate CMBS loan that was in default.

•	Extinguished $103.8 million of high coupon debt that had a 6.72% weighted average rate.

•	Declared cash dividends in the first quarter of $0.175 per share, which equates to an annualized dividend of $0.70 per share.

•	Sold 1.3 million shares of common stock under our ATM program, at a weighted average share price of $11.10, generating aggregate net proceeds of $13.9 million.

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

Operationally Essential Real Estate with Long-Term Leases

We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of March 31, 2016, our leases had a weighted average remaining lease term (based on rental revenue) of approximately 10.6 years compared to approximately 10.9 years as of March 31, 2015.

Portfolio Diversification

Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.

As of March 31, 2016, Shopko represents our most significant tenant at 9.1% of Normalized Revenue. Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued our objective to reduce the tenant concentration of Shopko. During the twelve months ended March 31, 2016, we sold 29 Shopko properties having an investment value of $248.1 million. These sales, coupled with our increased rental revenue from real estate investments of $695.3 million acquired during the twelve months ended March 31, 2016, have reduced our current Shopko tenant concentration to 9.1% for the three months ended March 31, 2016 compared to 12.8% for the same period in 2015.

84 Properties, LLC, with a 3.1% tenant concentration as of March 31, 2016, represents our second most significant tenant. As of March 31, 2016, there were 108 properties under a master lease subject to senior mortgage debt with $68.2 million of principal outstanding. The master lease agreement includes a purchase option, which upon 180 days prior written notice, 84 Properties, LLC can elect to purchase all of the properties from us prior to the end of the 10th, 15th and 20th years of the lease. The purchase option does not allow for a purchase of less than all of the properties. The option purchase price is equal to 100% of our gross purchase price of approximately $200.6 million in May 2007, plus any subsequent improvements and other capitalized costs incurred in connection with the properties (as defined in the master lease agreement). 84 Properties, LLC will be eligible to execute its first purchase option in May 2017 and, if it elects to exercise it, 84 Properties, LLC will need to provide written notice in December 2016 of their intent to purchase the properties.

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

Our Leases

Rent Escalators

Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on Normalized Rental Revenue) containing rent escalators remained consistent at approximately 89% as of both March 31, 2016 and March 31, 2015, respectively.

Master Lease Structure

Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. Master lease revenue contributed approximately 46% of our Normalized Rental Revenue during both months ended March 31, 2016 and March 31, 2015, respectively.

Triple-Net Leases

Our leases are predominantly triple-net which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. As of March 31, 2016, approximately 86.2% of our single-tenant properties (based on Normalized Rental Revenue) are subject to triple-net leases compared to approximately 86.5% as of March 31, 2015.

Asset Management

The stability of the rental revenue generated by our properties depends principally on our and our tenants’ ability to 1) pay rent and our ability to collect rent due, 2) renew expiring leases or re-lease space upon expiration or other termination, 3) lease currently vacant properties, and 4) maintain or increase rental rates. Each of these could be negatively impacted by adverse economic conditions, particularly those that affect the markets in which our properties are located, downturns in our tenants’ industries, increased competition for our tenants at our property locations, or the bankruptcy of one or more of our tenants. We seek to manage these risks by using our developed underwriting and risk management processes to structure and manage our portfolio.

On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, (collectively, the "Debtors") filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of ours under a master lease with initial monthly rents of $1.4 million and an initial lease expiration date of February 28, 2035. Haggen Holdings, LLC is the guarantor of the tenant’s obligations under that master lease. Our subsidiary and the Debtors entered into a settlement agreement whereby our subsidiary consented to the partial assumption and partial rejection of the master lease permitting (a) the assumption of nine stores subject to the lease and their assignment to three unaffiliated grocery operators with winning bids in an auction of the respective leaseholds, (b) the rejection of the leasehold with respect to six of the stores and their return to our possession, and (c) the assumption and continued operation by the tenant of five of the stores. Under the settlement agreement, our subsidiary received an unsecured stipulated damages claim for $21.0 million against each of Haggen Operations Holdings, LLC and Haggen Holdings, LLC, as well as certain agreed upon fees, expenses and cure payments in the bankruptcy. The bankruptcy court approved the settlement agreement in an order entered November 25, 2015.

During the three months ended March 31, 2016, we sold two of the six rejected stores for $15.0 million and sold a third store at the beginning of the second quarter for $5.8 million, with the remaining three rejected stores being marketed for sale or lease. In April 2016, the bankruptcy court approved a settlement agreement, by and between our subsidiary, the Debtors and Albertson’s LLC, which provides for (a) the partial assignment of the existing Haggen Operations Holdings, LLC master lease to Albertson’s LLC with respect to four of the five properties under the master lease, (b) the rejection of the leasehold with respect to the one store not included in the master lease assignment, (c) the execution of a new lease or leases between our subsidiary and Albertson’s LLC with respect to the four assigned stores, including a $0.35 million annual rent reduction for one store, and (d) the reimbursement of certain of our fees, expenses and cure amounts solely with respect to the assigned stores. In return for the rent concession, Albertson’s LLC shall pay us $3.0 million upon execution of the amended lease or leases and the Debtors have agreed to grant us an allowed administrative claim of $0.8 million. In return for the rejected store, we have been granted an incremental allowed unsecured claim of $2.6 million, of which $1.8 million shall be entitled to administrative priority, against each of Haggen Operations Holdings, LLC and Haggen Holdings, LLC. The bankruptcy proceeding remains ongoing, and there is no guaranty that the claims will be paid or otherwise satisfied in full.

Active Management and Monitoring of Risks Related to Our Investments

We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties). As of March 31, 2016 and March 31, 2015, the percentage of our properties that were occupied was 98.7% and 98.3%, respectively.

Capital Recycling

We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector, or concept/brand), as well as potential uses of proceeds and tax considerations. As part of this strategy, we attempt at times to enter into 1031 Exchanges, when possible, to defer some or all of the taxable gains on the dispositions, if any, for federal and state income tax purposes.

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

Capital Funding

Our principal demands for funds are for property acquisitions, payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. Generally, cash needs for payments of principal and interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations, which are primarily driven by the rental income received from our leased properties, interest income earned on loans receivable and interest income on our cash balances. We generally temporarily fund the acquisition of real estate utilizing our Revolving Credit Facilities or Term Loan, followed by permanent financing through asset level financing or by issuing debt or equity securities.
Interest Costs

Our fixed-rate debt structure provides us with a stable and predictable cash requirement related to our debt service. Any changes to our debt structure, including borrowings under our 2015 Credit Facility, Term Loan or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Changing interest rates will increase or decrease the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(In Thousands)
Revenues:
Rentals	$161,819	$154,518	$7,301	4.7%
Interest income on loans receivable	1,659	1,722	(63)	(3.7)%
Earned income from direct financing leases	724	795	(71)	(8.9)%
Tenant reimbursement income	3,824	4,631	(807)	(17.4)%
Other income and interest from real estate transactions	331	621	(290)	(46.7)%
Total revenues	168,357	162,287	6,070	3.7%
Expenses:
General and administrative	11,649	12,600	(951)	(7.5)%
Restructuring charges	649	—	649	NM
Property costs	7,327	7,407	(80)	(1.1)%
Real estate acquisition costs	57	1,093	(1,036)	(94.8)%
Interest	53,017	57,914	(4,897)	(8.5)%
Depreciation and amortization	64,664	66,296	(1,632)	(2.5)%
Impairments	12,131	1,624	10,507	NM
Total expenses	149,494	146,934	2,560	1.7%
Income from continuing operations before other expense and income tax expense	18,863	15,353	3,510	22.9%
Other expense:
Loss on debt extinguishment	(5,341)	(1,230)	(4,111)	NM
Total other expense	(5,341)	(1,230)	(4,111)	NM
Income from continuing operations before income tax expense	13,522	14,123	(601)	(4.3)%
Income tax expense	(81)	(362)	281	77.6%
Income from continuing operations	$13,441	$13,761	$(320)	(2.3)%

Gain on disposition of assets	$12,562	$11,336	$1,226	10.8%
NM - Percentages over 100% are not displayed.
Revenues
For the three months ended March 31, 2016, approximately 96.5% of our total revenue was attributable to long-term leases. The year-over-year increase of 3.7% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to March 31, 2015 and to a lesser extent, to contractual rent escalations within our existing real estate portfolio.

Rentals

The year-over-year increase in rental revenue was primarily attributable to the acquisition of 194 properties representing an investment in real estate of $695.3 million during the twelve-month period ended March 31, 2016. This increase was partially offset by the sale of 128 properties during the same period having an investment value of $579.7 million. Non-cash rentals for the three months ended March 31, 2016 and 2015 were $7.2 million and $5.4 million, respectively. These amounts represent approximately 4.4% and 3.5% of total rental revenue from continuing operations for the three months ended March 31, 2016 and 2015, respectively. Contractual rent escalations subsequent to March 31, 2015 also contributed to the increase.

As of March 31, 2016, 98.7% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the manufacturing, grocery and general merchandise industries. As of March 31, 2016 and 2015, respectively, 31 and 42 of our properties, representing approximately 1.3% and 1.7% of our owned properties, were vacant and not generating rent. Of the 31 vacant properties, 9 were held for sale as of March 31, 2016.

Tenant reimbursement income

We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Expenses
General and administrative
The year-over-year decrease in general and administrative expenses is primarily due to a decrease in compensation and related benefits of $2.3 million, which includes $1.5 million in lower non-cash stock compensation. This decrease was offset by $1.1 million in higher professional fees. The decrease in compensation expense was due to the departure of an executive officer during the prior period resulting in the acceleration of cash and non-cash stock compensation. Higher professional fees during the current period related primarily to consulting charges incurred in connection with the Company's relocation to Dallas. As a result of our relocation to Dallas, we anticipate a temporary increase in compensation costs and certain professional fees over the next several quarters.
Restructuring charges

During the fourth quarter of 2015, we made the strategic decision to relocate the Company's headquarters from Scottsdale, Arizona to Dallas, Texas. During the three months ended March 31, 2016, we incurred $0.6 million in restructuring charges related to our relocation. Of this amount, $0.4 million related to professional fees and consulting services, while the balance was for employee related charges. There were no such costs incurred during the three months ended March 31, 2015.
Property costs

For the three months ended March 31, 2016, property costs were $7.3 million (including $3.8 million of tenant reimbursables) as compared to $7.4 million (including $4.6 million in tenant reimbursables) for the same period in 2015. Although total property costs remained relatively flat during the comparable periods, non-reimbursable property costs increased by approximately $0.7 million primarily due to higher non-routine repair, maintenance and other property expenses on our operating properties and a decrease in occupancy at one of our multi-tenants, which was offset by lower property taxes and property protection expenses due to a decrease in the number of vacant properties as compared to the same period a year ago.
Interest
The year-over-year decrease in interest expense is primarily due to the extinguishment of $477.6 million of mortgage debt with a weighted average interest rate of 5.93% during the twelve months ended March 31, 2016. This decrease was partially offset by an increase in interest from our Term Loan which was entered into during November 2015.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$457	$803
Interest expense – Term Loan	1,747	—
Interest expense – mortgages and notes payable	41,730	48,408
Interest expense – Convertible Notes	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,166	2,072
Amortization of net losses related to interest rate swaps	30	28
Amortization of debt (premium)/discount, net	760	476
Total interest expense	$53,017	$57,914
(1) Includes interest expense associated with non-utilization fees of approximately $0.4 million for both of the three months ended March 31, 2016 and 2015.
Depreciation and amortization
During the twelve months ended March 31, 2016, we acquired 194 properties, representing an investment in real estate of $695.3 million. During that same period we disposed of 128 properties with a gross investment of $616.0 million. Despite our net acquisitions during this period, our year-over-year depreciation expense decreased primarily as a result of a reduction in our real estate investment value due to impairment charges during the twelve-month period ended March 31, 2016 of $50.3 million on properties that remain in our portfolio and $30.9 million in the real estate value of properties held for sale throughout the current period, which were not classified as such during the comparable period. Properties held for sale are no longer depreciated. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Depreciation of real estate assets	$52,679	$53,380
Other depreciation	93	94
Amortization of lease intangibles	11,892	12,822
Total depreciation and amortization	$64,664	$66,296

Impairments

Impairment charges for the three months ended March 31, 2016 includes $5.3 million on two properties within the casual dining industry, $2.9 million on a single movie theatre property, $4.2 million in properties held for sale and intangible lease write-offs and a $0.3 million impairment recovery on a loan receivable. For the same period in 2015, we recorded impairment losses of $1.0 million on the impairment of five properties that were held for sale and $0.6 million of lease intangible write-offs resulting from lease terminations.

Other expense

During the three months ended March 31, 2016, we extinguished $103.8 million of mortgage debt and recorded a loss on debt extinguishment of $5.3 million. The loss was primarily from the partial extinguishment of a defaulted mortgage loan after transferring two of the three properties collateralizing this loan to the lender. We anticipate recording a net gain on debt extinguishment for this defaulted loan during the second quarter of 2016 when we transfer the final property to the lender and the loan is fully extinguished. During the three months ended March 31, 2015, we recorded a loss on debt extinguishment of $1.2 million. The amount of aggregate principal indebtedness extinguished was $162.8 million primarily from property sales encumbered by CMBS debt and other debt prepayments.

Gain on disposition of assets
For the three months ended March 31, 2016, the gain on disposition of assets included $5.2 million from the sale of a five property pizza restaurant master lease and $2.6 million from the sale of eight quick service restaurants. The balance of the gain related to the sale of twenty additional properties including ten vacant properties. For the three months ended March 31, 2015, gain on disposition of assets included $7.1 million from the sale of five Shopko properties and $2.1 million from the sale of one of our distribution properties.

Property Portfolio Information

Our diverse real estate portfolio at March 31, 2016 consisted of 2,467 owned properties:

•	leased to 435 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only four states each contributing 5% or more of our rental revenue;

•	operating in 28 different industries;

•	with an occupancy rate of 98.7%; and

•	with a weighted average remaining lease term of 10.6 years.
Property Portfolio Diversification
The following tables present the diversity of our properties owned at March 31, 2016. The portfolio metrics are calculated based on the percentage of Normalized Revenue or Normalized Rental Revenue. Total revenues and total rental revenues used in the calculations are normalized to exclude revenues contributed by properties sold during the given period.

Diversification By Tenant

Tenant concentration represents the tenant's quarterly contribution to Normalized Revenue during the period. The following table lists the top ten tenants of our owned real estate properties as of March 31, 2016:

Tenant (2)	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Revenue (1)
Shopko	139	9,058	9.1%
84 Properties, LLC	108	3,349	3.1
Walgreens	58	853	3.0
Cajun Global, LLC (Church's Chicken)	197	278	2.1
Alimentation Couche-Tard, Inc. (Circle K)	84	253	1.8
Academy, LTD (Academy Sports + Outdoors)	5	2,705	1.7
CVS Caremark Corporation	37	416	1.5
Carmike Cinemas, Inc.	13	615	1.3
CarMax, Inc.	8	356	1.3
Regal Entertainment Group	14	601	1.2
Other	1,773	33,601	73.9
Vacant	31	2,040	—
Total	2,467	54,125	100.0%
(1) Total revenue for the quarter ended March 31, 2016, excluding total rental revenue contributed from properties sold during the period.
(2) Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of March 31, 2016:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
General Merchandise	178	10,565	11.2%
Restaurants - Casual Dining	358	2,253	8.8
Restaurants - Quick Service	544	1,209	7.2
Movie Theatres	52	2,554	6.6
Convenience Stores	253	864	6.5
Grocery	69	3,267	6.4
Building Materials	173	5,649	6.0
Drug Stores / Pharmacies	120	1,564	5.7
Medical / Other Office	114	1,134	4.0
Sporting Goods	23	3,788	3.6
Health and Fitness	36	1,513	3.5
Automotive Parts and Service	150	989	3.0
Education	45	869	2.8
Home Furnishings	33	1,835	2.7
Entertainment	22	1,129	2.7
Apparel	13	2,186	2.5
Automotive Dealers	26	770	2.4
Home Improvement	13	1,512	2.1
Specialty Retail	22	674	1.6
Consumer Electronics	13	951	1.5
Distribution	12	935	1.5
Manufacturing	18	2,467	1.3
Car Washes	30	170	1.3
Dollar Stores	83	857	1.3
Pet Supplies and Service	4	1,016	*
Wholesale Clubs	4	393	*
Financial Services	4	367	*
Office Supplies	18	420	*
Miscellaneous	6	185	*
Vacant	31	2,040	—
Total	2,467	54,125	100.0%
* Less than 1%
(1) Total rental revenues during the month ended March 31, 2016, excluding rental revenues contributed from properties sold during the period.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of March 31, 2016:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Retail	2,274	42,324	86.7%
Industrial	71	9,711	7.4
Office	122	2,090	5.9
Total	2,467	54,125	100.0%
(1) Total rental revenues during the month ended March 31, 2016, excluding rental revenues contributed from properties sold during the period.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of March 31, 2016:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Texas	281	6,221	11.0%
California	61	1,667	6.4
Illinois	118	3,459	6.2
Georgia	173	3,141	5.8
Florida	138	1,433	4.9
Ohio	137	2,597	4.9
Wisconsin	56	3,894	4.2
Tennessee	121	1,704	3.2
Indiana	80	1,470	2.9
North Carolina	70	1,384	2.9
Missouri	84	1,379	2.8
Minnesota	48	1,702	2.7
Michigan	89	1,691	2.6
Kentucky	62	893	2.6
South Carolina	46	985	2.5
Alabama	102	886	2.3
Arizona	51	657	2.1
Pennsylvania	67	1,476	2.0
Colorado	34	903	1.9
Kansas	41	1,023	1.8
New York	50	957	1.8
New Mexico	40	563	1.6
Washington	25	774	1.5
Oregon	17	528	1.4
Nevada	6	1,039	1.4
Virginia	71	1,563	1.3
Massachusetts	6	1,222	1.3
Oklahoma	56	517	1.2
Iowa	36	634	1.1

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Arkansas	39	693	1.0
Nebraska	17	808	1.0
Mississippi	41	391	*
Utah	10	901	*
Louisiana	28	296	*
Idaho	13	617	*
New Jersey	15	433	*
New Hampshire	16	640	*
Montana	8	531	*
Maryland	23	352	*
West Virginia	28	535	*
South Dakota	9	395	*
North Dakota	6	288	*
Connecticut	3	306	*
Maine	26	79	*
Wyoming	9	186	*
Rhode Island	3	95	*
Delaware	3	87	*
Vermont	2	42	*
Virgin Islands	1	38	*
Alaska	1	50	*
Total	2,467	54,125	100.0%
* Less than 1%
(1) Total rental revenues during the month ended March 31, 2016, excluding rental revenues contributed from properties sold during the period.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of March 31, 2016. As of March 31, 2016, the weighted average remaining non-cancelable initial term of our leases (based on total rental revenue) was 10.6 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Normalized Rental Revenue Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Expiring Annual Rental Revenue
Remainder of 2016	34	$18,718	2,149	2.9%
2017	62	19,918	2,015	3.1
2018	72	23,154	1,903	3.6
2019	107	22,463	1,923	3.5
2020	82	24,088	1,825	3.7
2021	172	41,807	4,182	6.5
2022	104	26,541	2,206	4.1
2023	93	31,053	3,380	4.8
2024	68	22,177	1,366	3.4
2025	82	38,655	2,187	6.0
2026 and thereafter	1,560	378,024	28,949	58.4
Vacant	31	—	2,040	—
Total owned properties	2,467	$646,598	54,125	100.0%
(1) Total rental revenues for the month ended March 31, 2016 for properties owned at March 31, 2016 multiplied by twelve.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under the 2015 Credit Facility and Term Loan. Our 2015 Credit Facility and Term Loan increases our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. As of March 31, 2016, $567.7 million and $36.0 million of borrowing capacity was available under the 2015 Credit Facility and Term Loan, respectively.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the three months ended March 31, 2016, we sold a total of 1.3 million shares under our ATM Program for net proceeds of $13.9 million after payment of commissions and other issuance costs of $0.3 million. The net proceeds were contributed to the Operating Partnership to repay outstanding borrowings and for general corporate purposes. As of March 31, 2016, $89.3 million in gross proceeds capacity remained available under the ATM Program. In addition, during April 2016, we completed an underwritten public offering of 34.5 million shares of our common stock and raised net proceeds of $368.9 million. The net proceeds were used to reduce amounts outstanding under the Term Loan. The Operating Partnership expects to redraw on its Term Loan and 2015 Credit Facility from time to time to repay approximately $200.0 million of outstanding CMBS notes maturing within the next 12 months, to fund identified and potential future acquisitions and for general corporate purposes.
In February 2016, our Board of Directors approved a stock repurchase program, which authorizes us to purchase up to $200.0 million of our common stock in the open market or through private transactions from time to time over the next 18 months. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources.
Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and occasionally by issuing fixed rate secured or unsecured notes and bonds. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our 2015 Credit Facility or other indebtedness. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.

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

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At March 31, 2016, $42.7 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.

The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of March 31, 2016.

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	March 31, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	4.2	$62,312	$65,027
Series 2014-1 Class A2	5.4%	4.3	253,300	253,300
Series 2014-2	5.8%	5.0	228,845	229,674
Series 2014-3	5.7%	6.0	312,164	312,276
Series 2014-4 Class A1	3.5%	3.8	150,000	150,000
Series 2014-4 Class A2	4.6%	13.8	360,000	360,000
Total Master Trust 2014 notes	5.1%	7.2	1,366,621	1,370,277
Series 2013-1 Class A	3.9%	2.7	125,000	125,000
Series 2013-2 Class A	5.3%	7.7	195,732	196,817
Total Master Trust 2013 notes	4.7%	5.8	320,732	321,817
Total Master Trust Notes			1,687,353	1,692,094
Debt discount, net			(21,890)	(22,909)
Deferred financing costs, net			(18,644)	(19,345)
Total Master Trust Notes, net			$1,646,819	$1,649,840
(1) Represents the individual series stated interest rate as of March 31, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of March 31, 2016.
As of March 31, 2016, the Master Trust 2014 notes were secured by 929 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of March 31, 2016, the Master Trust 2013 notes were secured by 307 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both March 31, 2016 and December 31, 2015. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of March 31, 2016, the carrying amount of the Convertible Notes was $693.2 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
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

The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility was subsequently amended in November 2015 and matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The 2015 Credit Facility includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Facility includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. The amendment provided the release of the subsidiary guarantors that were parties thereto and conforms certain of the terms and covenants to those in the Term Loan Agreement.

At the election of the Operating Partnership, the 2015 Credit Facility initially bears interest at our current leverage grid pricing equal to either LIBOR plus 1.40% to 1.90% per annum, or a specified base rate plus 0.40% to 0.90% per annum. In each case, the applicable rates depend on our leverage ratio. The Operating Partnership is initially required to pay a fee on the unused portion of the 2015 Credit Facility at a rate equal to either 0.15% or 0.25% per annum, based on percentage thresholds for the average daily amount by which the aggregate amount of the revolving credit commitment exceeds the aggregate principal amount of advances during a fiscal quarter. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will initially require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid pricing from leverage based to credit rating based pricing in the second quarter of 2016. Under credit based pricing, the 2015 Credit Facility will bear interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of March 31, 2016, there were no subsidiaries that met this requirement.

As of March 31, 2016, $24.0 million of borrowings were outstanding, $8.3 million of letters of credit were issued and $567.7 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness plus the Corporation’s pro rata share of indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00, which may be increased to 0.65:1.00 for four consecutive quarters after certain material acquisitions;

•	Minimum fixed charge coverage ratio (defined as EBITDA plus the Corporation’s pro rata share of EBITDA of unconsolidated affiliates, to fixed charges) of 1.50:1.00;

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

•
Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness plus the Corporation’s pro rata share of unsecured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00, which may be increased to 0.65:1.00 for four consecutive quarters after certain material acquisitions; and

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

As of March 31, 2016, the Corporation and the Operating Partnership were in compliance with these covenants.
Line of Credit
A special purpose entity indirectly owned by the Corporation had access to a $40.0 million secured revolving line of credit, which expired on March 27, 2016.
Term Loan
On November 3, 2015, we entered into a Term Loan Agreement among the Operating Partnership as borrower, the Corporation as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at our option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased to up to $600.0 million, subject to obtaining additional lender commitments. In December 2015, upon obtaining additional lender commitments, we increased the term facility from $325.0 million to $370.0 million. Borrowings may be repaid without premium or penalty, and may be reborrowed within 30 days up to the then available loan commitment. Borrowings bear interest at either prime or LIBOR plus a margin, at the Operating Partnership’s option.

Borrowings under the Term Loan bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum. The applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid pricing from leverage based to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings.

The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Operating Partnership and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.

As of March 31, 2016, $334.0 million of borrowings were outstanding and $36.0 million of borrowing capacity was available under the Term Loan. Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness plus the Corporation’s pro rata share of indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00, which may be increased to 0.65:1.00 for four consecutive quarters after certain material acquisitions;

•	Minimum fixed charge coverage ratio (defined as consolidated EBITDA plus the Corporation’s pro rata share of EBITDA of unconsolidated affiliates to fixed charges) of 1.50:1.00;

•
Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Corporation’s pro rata share of secured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties to unsecured interest expense) of 1.75:1.00;

•
Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness plus the Corporation’s pro rata share of unsecured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00, which may be increased to 0.65:1.00 for four consecutive quarters after certain material acquisitions; and

•	Minimum tangible net worth of at least $3.01 billion plus 75% of the net proceeds of equity issuances by the Corporation or the Operating Partnership after December 31, 2014.

In addition, the Term Loan Agreement includes other customary affirmative and negative covenants, including (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on a national securities exchange; and (v) material modifications to organizational documents. The ability to borrow under the Term Loan Agreement is subject to continued compliance with all of the covenants described above.

As of March 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.

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

As of March 31, 2016, we had 145 loans with approximately $1.32 billion of outstanding principal balances under our fixed and variable-rate CMBS loans, with a weighted average contractual interest rate of 5.72% and a weighted average maturity of 2.6 years. Approximately one-third of this debt is partially amortizing and requires a balloon payment at maturity. These balances include four separate fixed-rate CMBS loans that are in default due to the underperformance of the eight properties that secure them. As of March 31, 2016, the aggregate principal balance under the defaulted CMBS loans was $69.1 million, including $9.5 million of default interest added to principal, and is discussed further below. Excluding these four loans, the outstanding principal obligations under our CMBS fixed and variable-rate loans as of March 31, 2016 was $1.25 billion.

The table below shows the outstanding principal obligations of these CMBS fixed and variable-rate loans as of March 31, 2016 and the year in which the loans mature (dollars in thousands). The information displayed in the table excludes amounts and interest rates related to the defaulted loans and the eight properties securing them.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range (1)	Weighted Average Stated Rate	Scheduled Principal (2)	Balloon	Total
Remainder of 2016	23	28	5.53%-6.26%	5.97%	$165	$98,724	$98,889
2017	88	223	5.51%-6.62%	5.80%	3,965	701,830	705,795
2018	12	93	3.90%-5.14%	4.72%	8,216	111,931	120,147
2019	12	16	3.90%-4.61%	4.04%	—	49,500	49,500
2020	—	—	—	—	—	—	—
Thereafter	6	100	4.67%-6.00%	5.35%	33,902	240,380	274,282
Total	141	460		5.54%	$46,248	$1,202,365	$1,248,613
(1) The interest rate for variable-rate loans reflects the current hedged fixed rate.
(2) Excluding loans maturing in 2016, the scheduled principal will amortize subsequent to March 31, 2016 until the maturity date of the loans.

CMBS Liquidity Matters

As of March 31, 2016, we are in default on four separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are separate legal entities and the sole owner of their assets and responsible for their liabilities. The aggregate outstanding principal balance of these loans, including capitalized interest, totaled $69.1 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate either surrendering these properties to the lenders or selling them in certain instances in exchange for relieving the indebtedness, including any accrued interest, encumbering them. In February 2016, two properties within the education industry with a net book value of $19.9 million were sold. Under the direction of the lender, net sales proceeds of $14.9 million were applied to reduce $13.6 million of principal and $1.3 million of accrued interest that was outstanding as of December 31, 2015.

The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate		Default Rate		Accrued Interest (1)
Drug Stores / Pharmacies	1	$996	$—	$1,197	$207	$1,404	$73	5.67%		9.67%		$11
Home Furnishings	1	3,234	36	12,357	2,461	14,818	—	6.88%		10.88%		125
Manufacturing	5	21,483	50	34,434	6,796	41,230	10,272	5.85%		9.85%		305
Education	1	1,120	—	11,653	—	11,653	2,204	5.26%		10.26%		1,241
	8	$26,833	$86	$59,641	$9,464	$69,105	$12,549	5.95%	(3)	10.14%	(3)	$1,682
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
(3) Weighted average interest rate.

Debt Maturities
Future principal payments due on our various types of debt outstanding as of March 31, 2016 (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
2015 Credit Facility	$24,000	$—	$—	$—	$24,000	$—	$—
Term Loan	334,000	—	—	334,000	—	—	—
Master Trust Notes	1,687,353	14,647	21,893	163,262	40,420	448,202	998,929
CMBS - fixed-rate (1)	1,255,960	172,907	707,279	61,632	53,405	4,100	256,637
CMBS - variable-rate	61,758	—	—	61,758	—	—	—
Convertible Notes	747,500	—	—	—	402,500	—	345,000
	$4,110,571	$187,554	$729,172	$620,652	$520,325	$452,302	$1,600,566
(1) The CMBS - fixed-rate payment balance in 2016 includes $69.1 million, including $9.5 million of capitalized interest, for the acceleration of principal payable following an event of default under four separate CMBS loans with stated maturities in 2015 and 2017.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.
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

Cash Flows
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

The following table presents a summary of our cash flows for the three months ended March 31, 2016 and March 31, 2015, respectively:

	Three Months Ended March 31,
	2016	2015	Change
	(in Thousands)
Net cash provided by operating activities	$89,635	$79,605	$10,030
Net cash provided by (used in) investing activities	24,779	(156,266)	181,045
Net cash (used in) provided by financing activities	(127,212)	8,614	(135,826)
Net decrease in cash and cash equivalents	$(12,798)	$(68,047)	$55,249
As of March 31, 2016, we had $9.0 million of cash and cash equivalents as compared to $21.8 million as of December 31, 2015.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to a reduction in cash paid for interest of $5.8 million, an increase in cash revenue of $3.9 million and a decrease in debt extinguishment costs of $2.2 million.
The increase in revenue was primarily attributable to the acquisition of 194 properties, representing an investment in real estate during the twelve months ended March 31, 2016 totaling $695.3 million, partially offset by the disposition of 128 properties during the same period with an investment value of $579.7 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash provided by investing activities during the three months ended March 31, 2016 included cash proceeds of $89.3 million from the disposition of 33 properties (4 of which were disposed of through a $21.0 million 1031 Exchange) partially offset by $72.5 million to fund the acquisition of 15 properties (10 of which were acquired through a $60.9 million non-cash 1031 Exchange) and capitalized real estate expenditures of $3.6 million. Net cash provided by investing activities also included the release of sales proceeds from restricted cash accounts of $30.6 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $2.2 million.
During the same period in 2015, net cash used in investing activities included $265.3 million to fund the acquisition of 53 properties (4 of which were acquired through a $32.5 million non-cash 1031 Exchange) partially offset by cash proceeds of $71.5 million from the disposition of 15 properties (6 of which were disposed of through a $39.4 million non-cash 1031 Exchange), transfers of sales proceeds to restricted cash accounts of $43.4 million and collections of principal on loans receivable and real estate assets under direct financing leases of $1.5 million.

Financing Activities
Generally, our net cash used in and provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facilities and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during the three months ended March 31, 2016 was primarily attributable to repayment of our indebtedness of $96.7 million and the payment of dividends to equity owners of $77.4 million, both of which were paid primarily through sources from our operating cash flows. These amounts were partially offset by the sale of 1.3 million shares of our common stock under our ATM Program for aggregate net proceeds of $13.9 million and net borrowings under our Revolving Credit Facilities and Term Loan of $24.0 million and $9.0 million, respectively.
During the same period in 2015, net cash provided by financing activities was primarily attributable to net borrowings under our Revolving Credit Facilities of $169.9 million, which was used mostly to extinguish $162.8 million of higher cost senior mortgage indebtedness. During the three months ended March 31, 2015, we sold 6.6 million shares of our common stock under our ATM Program for net proceeds of $78.6 million. This amount was partially offset by the payment of dividends to equity owners of $70.0 million, which were paid primarily through sources from our operating cash flows.

Non-GAAP Financial Measures
FFO and AFFO
We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring costs, other general and administrative costs associated with relocation of our headquarters, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs' AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income determined in accordance with GAAP as a performance measure. A reconciliation of our FFO and AFFO to net income (loss) attributable to common stockholders (computed in accordance with GAAP) is included in the financial information accompanying this report.

Adjusted EBITDA and Annualized Adjusted EBITDA

Adjusted EBITDA represents EBITDA modified to include other adjustments to GAAP net income (loss) attributable to common stockholders for restructuring charges, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that we do not consider to be indicative of our on-going operating performance. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance. A reconciliation of net income (loss) attributable to common stockholders (computed in accordance with GAAP) to EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA is included in the financial information accompanying this report.
Adjusted Debt
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs, as further reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security. By excluding unamortized debt discount/premium and deferred financing costs, cash and cash equivalents, and cash reserves on deposit with lenders as additional security, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.
Adjusted Debt to Annualized Adjusted EBITDA is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this report.
Initial Cash Yield

We calculate initial cash yield from properties by dividing the annualized first month base rent (excluding any future rent escalations provided for in the lease) by the gross investment in the related properties. Gross investment for an acquired property represents gross acquisition costs including the contracted purchase price and related capitalized transaction costs. Initial cash yield is a measure (expressed as a percentage) of the contractual cash rent expected to be earned on an acquired property in the first year. Because it excludes any future rent increases or additional rent that may be contractually provided for in the lease, as well as any other income or fees that may be earned from lease modifications or asset dispositions, initial cash yield does not represent the annualized investment rate of return of our acquired properties. Additionally, actual contractual cash rent earned from the properties acquired may differ from the initial cash yield based on other factors, including difficulties collecting anticipated rental revenues and unanticipated expenses at these properties that we cannot pass on to tenants, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

FFO and AFFO

The following is a reconciliation of net income (loss) attributable to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average shares of common stock outstanding used for the basic and diluted computations per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income attributable to common stockholders	$26,003	$25,324
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,571	66,202
Portfolio impairments
Continuing operations	12,451	1,521
Discontinued operations	—	34
Realized gain on sales of real estate (1)	(12,562)	(11,338)
Total adjustments	64,460	56,419

FFO	$90,463	$81,743
Add/(less):
Loss on debt extinguishment	5,341	1,230
Restructuring charges	649	—
Other costs in general and administrative associated with headquarter relocation	812	—
Real estate acquisition costs	57	1,093
Non-cash interest expense	2,956	2,576
Accrued interest and fees on defaulted loans	1,855	1,822
Non-cash revenues	(6,587)	(4,809)
Non-cash compensation expense	2,305	3,827
Total adjustments to FFO	7,388	5,739

AFFO	$97,851	$87,482

Dividends declared to common stockholders	$77,601	$71,128
Net income per share of common stock
Basic (3)	$0.06	$0.06
Diluted (2) (3)	$0.06	$0.06
FFO per share of common stock
Diluted (2) (3)	$0.20	$0.20
AFFO per share of common stock
Diluted (2) (3)	$0.22	$0.21
Weighted average shares of common stock outstanding:
Basic	441,365,927	411,017,895
Diluted (2)	441,368,407	411,622,434
(1) Includes amounts related to discontinued operations.
(2) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(3) For the three months ended March 31, 2016 and 2015, dividends paid to unvested restricted stockholders of $0.1 million and $0.2 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see Note 12).

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

	March 31,
	2016	2015 (3)
	(unaudited)
Revolving Credit Facilities	$24,000	$185,022
Term Loan, net	332,019	—
Mortgages and notes payable, net	2,969,893	3,456,609
Convertible Notes, net	693,173	681,109
	4,019,085	4,322,740
Add/(less):
Preferred stock	—	—
Unamortized debt discount (premium)	51,707	54,574
Unamortized deferred financing costs	39,779	44,995
Cash and cash equivalents	(8,992)	(108,134)
Cash reserves on deposit with lenders as additional security classified as other assets	(23,789)	(45,010)
Total adjustments	58,705	(53,575)
Adjusted Debt	$4,077,790	$4,269,165

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income attributable to common stockholders	$26,003	$25,324
Add/(less): (1)
Interest	53,017	57,914
Depreciation and amortization	64,664	66,296
Income tax expense	81	362
Total adjustments	117,762	124,572
EBITDA	$143,765	$149,896
Add/(less): (1)
Restructuring charges	649	—
Other costs in general and administrative associated with headquarter relocation	812	—
Real estate acquisition costs	57	1,093
Impairments on real estate assets	12,451	1,555
Realized gain on sales of real estate	(12,562)	(11,338)
Loss on debt extinguishment	5,341	1,230
Total adjustments to EBITDA	6,748	(7,460)
Adjusted EBITDA	$150,513	$142,436
Annualized Adjusted EBITDA (2)	$602,052	$569,744

Adjusted Debt / Annualized Adjusted EBITDA	6.8	7.5

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA of the current quarter multiplied by 4.
(3) Certain reclassifications were made to the prior period to conform to the current period presentation.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements
See Note 2 to our March 31, 2016 unaudited consolidated financial statements.

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
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our Revolving Credit Facilities and Term Loan. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of March 31, 2016, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of March 31, 2016, approximately $3.69 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting primarily of our Master Trust Notes, fixed-rate CMBS loans and Convertible Notes. As of March 31, 2016, the weighted average stated interest rate of fixed-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 4.94%. As of March 31, 2016, approximately $419.8 million of our indebtedness consisted of variable-rate obligations, consisting primarily of our 2015 Credit Facility, Term Loan and our hedged variable-rate CMBS loans. As of March 31, 2016, the weighted average stated interest rate of our variable-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 2.43%. If one-month LIBOR as of March 31, 2016 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $358.0 million outstanding under the 2015 Credit Facility and Term Loan would impact our future earnings and cash flows by $3.6 million.
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
The estimated fair values of our Revolving Credit Facilities, Term Loan, fixed-rate and variable-rate mortgages and notes payable and Convertible Notes have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.
The following table discloses the fair value information for these financial instruments as of March 31, 2016 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$24,000	$24,430
Term Loan, net (1)	332,019	334,206
Mortgages and notes payable, net (1)	2,969,893	3,151,982
Convertible Notes, net (1)	693,173	751,519
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2016 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K filed with the SEC on February 26, 2016.

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

10.27
Employment Letter Agreement between Spirit Realty Capital, Inc. and Philip D. Joseph, Jr. dated as of October 14, 2015 filed within as Exhibit 10.27 of the Company's Annual Report on Form 10-K on February 26, 2016.

10.28
First Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr, dated as of February 23, 2016 filed within as Exhibit 10.28 of the Company's Annual Report on Form 10-K on February 26, 2016.

10.29
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

10.31
Third Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated as of August 27, 2015 filed as Exhibit 10.2 of the Company's Form 8-K on August 28, 2015 and incorporated herein by reference.

Exhibit No.	Description
10.32
Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Mark Manheimer, dated as of August 27, 2015 filed as Exhibit 10.3 of the Company's Form 8-K on August 28, 2015 and incorporated herein by reference.

10.33
Term Loan Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Bank of America, N.A., as the administrative agent, dated as of November 3, 2015, filed as Exhibit 10.1 to the Company's Form 8-K on November 6, 2015 and incorporated herein by reference.

10.34
First Amendment to the Credit Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated as of November 3, 2015, filed within as Exhibit 10.34 to the Company's Annual Report Form 10-K on February 26, 2016.

10.35
Credit Agreement Guaranty dated as of March 31, 2015 in favor of Wells Fargo Bank National Association, the Administrative Agent for the lenders, and among Spirit Realty, L.P., filed within as Exhibit 10.35 of the Company's Annual Report on Form 10-K on February 26, 2016.

10.36
The 2016 executive cash bonus program, was approved by the Compensation Committee of the Board of Directors of Spirit Realty Capital, Inc. on February 18, 2016 and is filed within as Exhibit 10.36 of the Company's Annual Report on Form 10-K on February 26, 2016.

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
Date: May 5, 2016