Form 10-Q
period 2016-06-30
Spirit Realty Capital, Inc.
filed 2016-08-05
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-36004
_______________________________________________
SPIRIT REALTY CAPITAL, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(480) 606-0820
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
______________16767 North Perimeter Drive, Suite 210, Scottsdale, Arizona 85260__________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of August 1, 2016, there were 479,678,090 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
AFFO	Adjusted Funds From Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CAM	Tenant Common Area Maintenance costs
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, or otherwise modified from time to time
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Notes	The Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts

Definitions:
Normalized Rental Revenue
Total rental revenues and earned income from direct financing leases from our owned properties during the final month of the reporting period normalized to exclude total rental revenues and earned income from direct financing leases from our owned properties during the final month of the reporting period contributed by properties sold during that period

Normalized Revenue	Total revenues normalized to exclude total revenues contributed by properties sold during that period
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$370.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TSR	Total Shareholder Return
Walgreens	Walgreen Company

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$2,716,408	$2,710,888
Buildings and improvements	4,821,840	4,816,481
Total real estate investments	7,538,248	7,527,369
Less: accumulated depreciation	(931,834)	(860,954)
	6,606,414	6,666,415
Loans receivable, net	86,165	104,003
Intangible lease assets, net	491,489	526,718
Real estate assets under direct financing leases, net	36,021	44,324
Real estate assets held for sale, net	80,665	85,145
Net investments	7,300,754	7,426,605
Cash and cash equivalents	29,410	21,790
Deferred costs and other assets, net	148,497	179,180
Goodwill	291,421	291,421
Total assets	$7,770,082	$7,918,996
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$—	$—
Term Loan, net	368,207	322,902
Mortgages and notes payable, net	2,571,844	3,079,787
Convertible Notes, net	696,290	690,098
Total debt, net	3,636,341	4,092,787
Intangible lease liabilities, net	185,811	193,903
Accounts payable, accrued expenses and other liabilities	138,457	142,475
Total liabilities	3,960,609	4,429,165
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 479,678,090 and 441,819,964 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4,797	4,418
Capital in excess of par value	5,126,685	4,721,323
Accumulated deficit	(1,321,973)	(1,234,882)
Accumulated other comprehensive loss	(36)	(1,028)
Total stockholders’ equity	3,809,473	3,489,831
Total liabilities and stockholders’ equity	$7,770,082	$7,918,996
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rentals	$160,506	$159,607	$322,325	$314,125
Interest income on loans receivable	1,625	1,730	3,284	3,452
Earned income from direct financing leases	698	779	1,422	1,574
Tenant reimbursement income	3,200	3,492	7,024	8,123
Other income and interest from real estate transactions	5,697	2,326	6,028	2,947
Total revenues	171,726	167,934	340,083	330,221
Expenses:
General and administrative	13,850	11,972	25,499	24,572
Restructuring charges	1,813	—	2,462	—
Property costs	6,611	6,414	13,938	13,821
Real estate acquisition costs	979	453	1,036	1,546
Interest	49,172	56,167	102,189	114,081
Depreciation and amortization	64,263	64,671	128,927	130,967
Impairments	12,732	33,766	24,863	35,390
Total expenses	149,420	173,443	298,914	320,377
Income (loss) from continuing operations before other income and income tax expense	22,306	(5,509)	41,169	9,844
Other income:
Gain on debt extinguishment	14,016	3,377	8,675	2,147
Total other income	14,016	3,377	8,675	2,147
Income (loss) from continuing operations before income tax expense	36,322	(2,132)	49,844	11,991
Income tax expense	(839)	(161)	(920)	(523)
Income (loss) from continuing operations	35,483	(2,293)	48,924	11,468
Discontinued operations:
(Loss) income from discontinued operations	—	(96)	—	131
Gain on disposition of assets	—	590	—	590
Income from discontinued operations	—	494	—	721
Income (loss) before gain on disposition of assets	35,483	(1,799)	48,924	12,189
Gain on disposition of assets	14,027	62,690	26,589	74,026
Net income attributable to common stockholders	$49,510	$60,891	$75,513	$86,215
Net income per share of common stock—basic:
Continuing operations	$0.10	$0.14	$0.16	$0.20
Discontinued operations	—	—	—	—
Net income per share attributable to common stockholders—basic	$0.10	$0.14	$0.16	$0.20
Net income per share of common stock—diluted:
Continuing operations	$0.10	$0.14	$0.16	$0.20
Discontinued operations	—	—	—	—
Net income per share attributable to common stockholders—diluted	$0.10	$0.14	$0.16	$0.20
Weighted average shares of common stock outstanding:
Basic	473,161,125	436,619,138	457,263,526	423,889,238
Diluted	473,164,386	436,923,755	457,267,015	424,343,232
Dividends declared per common share issued	$0.17500	$0.17000	$0.35000	$0.34000
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$49,510	$60,891	$75,513	$86,215
Other comprehensive income:
Change in net unrealized (losses) gains on cash flow hedges	(317)	40	(1,173)	(811)
Net cash flow hedge losses reclassified to operations	1,930	381	2,165	697
Total comprehensive income	$51,123	$61,312	$76,505	$86,101
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2015	441,819,964	$4,418	$4,721,323	$(1,234,882)	$(1,028)	$3,489,831
Net income	—	—	—	75,513	—	75,513
Other comprehensive income	—	—	—	—	992	992
Dividends declared on common stock	—	—	—	(161,536)	—	(161,536)
Repurchase of shares of common stock	(174,235)	(2)	—	(737)	—	(739)
Issuance of shares of common stock, net	37,512,260	375	401,578	—	—	401,953
Stock-based compensation, net	520,101	6	3,784	(331)	—	3,459
Balances, June 30, 2016	479,678,090	$4,797	$5,126,685	$(1,321,973)	$(36)	$3,809,473
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income attributable to common stockholders	$75,513	$86,215
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	128,927	130,967
Impairments	24,863	35,424
Amortization of deferred financing costs	4,402	3,973
Payment to terminate interest rate swap	(1,724)	(64)
Derivative interest rate amortization and other interest rate swap losses (gains)	1,781	(21)
Amortization of debt discounts	1,507	1,139
Stock-based compensation expense	3,790	7,288
Gain on debt extinguishment	(8,675)	(2,147)
Debt extinguishment costs	(10,625)	(3,623)
Gains on dispositions of real estate and other assets, net	(26,589)	(74,616)
Non-cash revenue	(11,954)	(10,551)
Other	210	(27)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(179)	(1,641)
Accounts payable, accrued expenses and other liabilities	(3,620)	(4,677)
Accrued restructuring charges	(647)	—
Net cash provided by operating activities	176,980	167,639
Investing activities
Acquisitions of real estate	(235,342)	(547,487)
Capitalized real estate expenditures	(5,978)	(3,175)
Investments in loans receivable	—	(4,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	16,783	2,924
Proceeds from dispositions of real estate and other assets	189,023	340,971
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	39,867	(40,034)
Transfers of net sales proceeds (to) from Master Trust Release	(3,862)	43,442
Net cash provided by (used in) investing activities	491	(207,359)
Financing activities
Borrowings under Revolving Credit Facilities	357,000	405,000
Repayments under Revolving Credit Facilities	(357,000)	(400,181)
Repayments under mortgages and notes payable	(460,766)	(321,884)
Borrowings under Term Loan	451,000	—
Repayments under Term Loan	(406,000)	—
Deferred financing costs	(1,077)	(3,782)
Proceeds from issuance of common stock, net of offering costs	401,953	347,255
Proceeds from exercise of stock options	—	46
Repurchase of shares of common stock	(739)	(720)
Dividends paid to equity owners	(154,982)	(141,174)
Transfers from reserve/escrow deposits with lenders	760	18,653
Net cash used in financing activities	(169,851)	(96,787)
Net increase (decrease) in cash and cash equivalents	7,620	(136,507)
Cash and cash equivalents, beginning of period	21,790	176,181
Cash and cash equivalents, end of period	$29,410	$39,674
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
June 30, 2016
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

As of June 30, 2016, our undepreciated investment in real estate and loans totaled approximately $8.27 billion, representing investments in 2,654 properties, including properties or other related assets securing mortgage loans made by the Company. Of this amount, 99.0% consisted of our $8.18 billion investment in real estate, representing ownership of 2,545 properties, and the remaining 1.0% consisted of $86.2 million in commercial mortgage and other loans receivable, primarily secured by the remaining 109 properties or other related assets.
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
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). As a result, the majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. At June 30, 2016 and December 31, 2015, net assets totaling $3.62 billion and $4.57 billion, respectively, were held, and net liabilities totaling $2.67 billion and $3.19 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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
June 30, 2016
(Unaudited)

Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Allowance for Doubtful Accounts

The Company provided for reserves for uncollectible amounts related to its rent and other tenant receivables totaling $12.0 million and $11.5 million at June 30, 2016 and December 31, 2015, respectively, against accounts receivable balances of $25.6 million and $26.3 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
The Company established a reserve for losses of $9.9 million and $12.2 million at June 30, 2016 and December 31, 2015, respectively, against deferred rental revenue receivables of $75.4 million and $68.0 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Restricted Cash and Escrow Deposits

Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Collateral deposits (1)	$11,786	$14,475
Tenant improvements, repairs, and leasing commissions (2)	9,212	8,362
Master Trust Release (3)	15,954	12,091
1031 Exchange proceeds, net	2	39,869
Loan impounds (4)	907	1,025
Other (5)	706	1,823
	$38,567	$77,645
(1) Funds held in reserve by lenders which can be applied at their discretion to the repayment of debt (any funds remaining on deposit after the debt is paid in full are released to the borrower). During the six months ended June 30, 2016, $2.3 million of lender reserves were surrendered to lenders in connection with the extinguishment of certain loans in default.
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
June 30, 2016
(Unaudited)

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

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the guidance under ASU 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2016-12. is effective for annual reporting periods beginning after December 15, 2017 with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3. Investments
Real Estate Investments

As of June 30, 2016, the Company's gross investment in real estate properties and loans totaled approximately $8.27 billion, representing investments in 2,654 properties, including 109 properties or other related assets securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.2%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

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
June 30, 2016
(Unaudited)

by: (1) a fixed amount or (2) increases in CPI over a specified period (typically subject to ceilings) or (b) a fixed percentage.

During the six months ended June 30, 2016, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2015	2,485	144	2,629	$8,199,571	$104,003	$8,303,574
Acquisitions/improvements (1) (3) (5)	125	—	125	241,321	—	241,321
Dispositions of real estate (2) (3)	(65)	—	(65)	(227,470)	—	(227,470)
Principal payments and payoffs (5)	—	(35)	(35)	—	(16,726)	(16,726)
(Impairments)/recoveries	—	—	—	(25,187)	324	(24,863)
Write-off of gross lease intangibles	—	—	—	(6,182)	—	(6,182)
Loan premium amortization and other	—	—	—	(40)	(1,436)	(1,476)
Gross balance, June 30, 2016	2,545	109	2,654	$8,182,013	$86,165	$8,268,178
Accumulated depreciation and amortization				(1,154,525)	—	(1,154,525)
Other non-real estate assets held for sale				1,290	—	1,290
Net balance, June 30, 2016				$7,028,778	$86,165	$7,114,943
(1) Includes investments of $5.2 million in revenue producing capitalized expenditures, as well as $0.7 million of non-revenue producing capitalized maintenance expenditures. Capitalized maintenance expenditures are not included in the Company's investment in real estate disclosed elsewhere.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $37.2 million.
(3) During the six months ended June 30, 2016, pursuant to 1031 Exchanges, the Company sold 5 properties for $24.4 million. Of this amount, and including $39.9 million of 2015 proceeds, $64.3 million was used to partially fund 11 property acquisitions.
(4) At June 30, 2016 and December 31, 2015, 43 and 36, respectively, of the Company's properties were vacant and in the Company’s possession; of these vacant properties, 10 and 12, respectively, were held for sale.
(5) During the six months ended June 30, 2016, the Company transferred cash and mortgage notes receivable secured by 35 properties to acquire the fee simple interest of those properties.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases at June 30, 2016 (in thousands):

Remainder of 2016	$311,429
2017	618,687
2018	605,423
2019	588,134
2020	567,348
Thereafter	4,489,458
Total future minimum rentals	$7,180,479
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	June 30, 2016	December 31, 2015
Mortgage loans - principal	$73,503	$90,096
Mortgage loans - premium	8,550	9,986
Mortgages loans, net	82,053	100,082
Other note receivables - principal	4,112	4,245
Allowance for loan losses	—	(324)
Other note receivables, net	4,112	3,921
Total loans receivable, net	$86,165	$104,003
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable, one $3.8 million note is secured by tenant assets and stock and the other is unsecured.
Allowance for Loan Losses

At June 30, 2016, there was no allowance for loan losses compared to an allowance for loan losses on an unsecured note receivable of $0.3 million at December 31, 2015. At June 30, 2016, there were no mortgages or notes receivable on non-accrual status compared to no mortgage loans and one note receivable with a balance of $0.3 million on non-accrual status at December 31, 2015.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2016	December 31, 2015
In-place leases	$637,073	$649,182
Above-market leases	93,532	98,056
Less: accumulated amortization	(239,116)	(220,520)
Intangible lease assets, net	$491,489	$526,718

Below-market leases	$233,392	$238,039
Less: accumulated amortization	(47,581)	(44,136)
Intangible lease liabilities, net	$185,811	$193,903
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases were $3.0 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively, and $1.5 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $23.5 million and $25.4 million for the six months ended June 30, 2016 and 2015, respectively, and $11.6 million and $12.6 million for the three months ended June 30, 2016 and 2015, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	June 30, 2016	December 31, 2015
Minimum lease payments receivable	$10,793	$12,702
Estimated residual value of leased assets	35,640	43,789
Unearned income	(10,412)	(12,167)
Real estate assets under direct financing leases, net	$36,021	$44,324
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the six months ended June 30, 2016 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2015	36	$85,145
Transfers from real estate investments	31	81,371
Sales	(34)	(85,851)
Balance, June 30, 2016	33	$80,665
Impairments

The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate and intangible asset impairment	$8,068	$33,730	$20,211	$34,773
Write-off of lease intangibles due to lease terminations, net	4,663	43	4,972	555
Loans receivable recovery	—	—	(324)	—
Total impairments from real estate investment net assets	12,731	33,773	24,859	35,328
Other impairment	1	(7)	4	96
Total impairment loss in continuing and discontinued operations	$12,732	$33,766	$24,863	$35,424

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Note 4. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	June 30, 2016	December 31, 2015
			(in Years)	(In Thousands)
Revolving Credit Facilities	NM	—	2.7	$—	$—
Term Loan	3.61%	1.80%	2.3	370,000	325,000
Master Trust Notes	5.59%	5.03%	6.7	1,682,542	1,692,094
CMBS - fixed-rate	5.10%	5.63%	3.0	925,930	1,360,215
CMBS - variable-rate (4)	2.99%	—	0.0	—	61,758
Convertible Notes	5.32%	3.28%	3.8	747,500	747,500
Total debt	5.32%	4.51%	4.8	3,725,972	4,186,567
Debt discount, net				(51,783)	(52,203)
Deferred financing costs, net (5)				(37,848)	(41,577)
Total debt, net				$3,636,341	$4,092,787
NM - The average outstanding principal balance of the Revolving Credit Facilities was not significant during the three months ended June 30, 2016, resulting in an effective interest rate that was not meaningful.
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and credit facility fees, where applicable, calculated for the three months ended June 30, 2016 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2016.
(3) Represents the weighted average maturity based on the outstanding principal balance as of June 30, 2016.
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 5).
(5) The Company records deferred financing costs for its 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.
Revolving Credit Facilities
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The 2015 Credit Facility also includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guarantees to material subsidiaries (as defined in the Credit Agreement) meeting certain conditions. At June 30, 2016, there were no subsidiaries meeting this requirement.
Borrowings bear interest at either a specified base rate or LIBOR plus an applicable margin, at the Operating Partnership's option. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will initially require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, the 2015 Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of June 30, 2016, the 2015 Credit Facility bore interest at LIBOR plus 1.25% based on the Company's credit rating and incurred a facility fee of 0.25% per annum.
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

As a result of entering into the 2015 Credit Facility and expanding the borrowing capacity, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. As of June 30, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the 2015 Credit Facility were $3.6 million and $3.2 million, respectively, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of June 30, 2016, no borrowings were outstanding, $0.3 million of letters of credit were issued and $799.7 million of borrowing capacity was available under the 2015 Credit Facility. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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

The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's option. In each case, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

each case depending on the Corporation’s credit ratings. As of June 30, 2016, the Term Loan bore interest at LIBOR plus 1.35% based on the Company's credit rating.

The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Borrowings may be repaid without premium or penalty, and may be reborrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve month period. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Corporation and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.

As a result of entering into the Term Loan, the Company incurred origination costs of $2.3 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of June 30, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the Term Loan were $1.8 million and $2.1 million, respectively, and recorded net against the principal balance of the Term Loan on the accompanying consolidated balance sheets.
As of June 30, 2016, the Term Loan was fully drawn. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of June 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	June 30, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	4.0	$59,556	$65,027
Series 2014-1 Class A2	5.4%	4.1	253,300	253,300
Series 2014-2	5.8%	4.7	228,004	229,674
Series 2014-3	5.7%	5.7	312,051	312,276
Series 2014-4 Class A1	3.5%	3.6	150,000	150,000
Series 2014-4 Class A2	4.6%	13.6	360,000	360,000
Total Master Trust 2014 notes	5.1%	7.0	1,362,911	1,370,277
Series 2013-1 Class A	3.9%	2.5	125,000	125,000
Series 2013-2 Class A	5.3%	7.5	194,631	196,817
Total Master Trust 2013 notes	4.7%	5.5	319,631	321,817
Total Master Trust Notes			1,682,542	1,692,094
Debt discount, net			(20,864)	(22,909)
Deferred financing costs, net			(17,894)	(19,345)
Total Master Trust Notes, net			$1,643,784	$1,649,840

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

(1) Represents the individual series stated interest rate as of June 30, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of June 30, 2016.

As of June 30, 2016, the Master Trust 2014 notes were secured by 898 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of June 30, 2016, the Master Trust 2013 notes were secured by 309 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.

CMBS

As of June 30, 2016, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 102 fixed-rate non-recourse loans, excluding one loan in default, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of June 30, 2016, excluding the defaulted loan, ranged from 3.90% to 6.62% with a weighted average stated interest rate of 5.45%. As of June 30, 2016, these fixed-rate loans were secured by 232 properties. As of June 30, 2016 and December 31, 2015, the unamortized deferred financing costs associated with these fixed-rate loans were $5.1 million and $5.5 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.

As of June 30, 2016, a borrower was in default under the loan agreement relating to one CMBS fixed-rate loan where the four properties securing the respective loan were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on this loan was 9.85%. The borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of June 30, 2016, the aggregate principal balance under the defaulted loan was $36.5 million, which includes $7.9 million of interest added to principal. In addition, approximately $10.4 million of lender controlled restricted cash is being held in connection with this loan that may be applied to reduce amounts owed.

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

The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.

In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of June 30, 2016 and December 31, 2015, the unamortized discount was $38.1 million and $42.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

the term of each note. As of June 30, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the Convertible Notes were $13.1 million and $14.7 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.

Debt Extinguishment

During the six months ended June 30, 2016, the Company extinguished a total of $495.2 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.28%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $8.7 million. The gain was primarily attributable to the extinguishment of four defaulted mortgage loans upon transferring the properties collateralizing these loans to the lender.

During the six months ended June 30, 2015, the Company extinguished a total of $336.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.64% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $2.1 million. The gain was primarily attributable to the write-off of net debt premiums and the reduction of $17.5 million of debt using net sale proceeds of $14.0 million from the sale of four properties securing a portion of a defaulted CMBS loan, partially offset by defeasance costs.

Debt Maturities

As of June 30, 2016, scheduled debt maturities of the Company’s Revolving Credit Facilities, Term Loan, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2016 (1)	$12,525	$42,892	$55,417
2017	26,903	499,563	526,466
2018	42,115	552,779	594,894
2019	44,325	452,000	496,325
2020	39,096	413,206	452,302
Thereafter	249,794	1,350,774	1,600,568
Total	$414,758	$3,311,214	$3,725,972
(1) The balloon payment balance in 2016 includes $36.5 million, including $7.9 million of capitalized interest, for the acceleration of principal payable following an event of default under one non-recourse CMBS loan with a stated maturity in 2017.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense – Revolving Credit Facilities (1)	$895	$586	$1,352	$1,389
Interest expense – Term Loan	322	—	2,069	—
Interest expense – mortgages and notes payable	38,817	46,863	80,547	95,271
Interest expense – Convertible Notes	6,128	6,128	12,255	12,255
Non-cash interest expense:
Amortization of deferred financing costs	2,236	1,901	4,402	3,973
Amortization of net losses related to interest rate swaps	27	26	57	54
Amortization of debt (premium)/discount, net	747	663	1,507	1,139
Total interest expense	$49,172	$56,167	$102,189	$114,081
(1) Includes facility fees of approximately $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

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
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	June 30, 2016	December 31, 2015
Interest Rate Swaps(1)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	$—	$(934)
						$—	$(934)
(1) Represents a tranche of eight individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The payment terms, stated interest rate, effective date, and maturity date of these swaps are consistent with the terms of the debt.

During June 2016, the Company terminated the remaining interest rate swap agreements upon the repayment of eight CMBS variable-rate loans. The Company paid $1.7 million to terminate these interest rate swap agreements and recognized a loss of $1.7 million, which is included in general and administrative expenses.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Interest rate swaps	$(317)	$40	$(1,173)	$(811)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Reclassified from AOCL into Operations	2016	2015	2016	2015
Interest expense	$(224)	$(305)	$(459)	$(621)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Recognized in Operations on Derivatives	2016	2015	2016	2015
General and administrative expense	$(1,706)	$(75)	$(1,706)	$(78)

	Amount of Loss Recognized in Operations on Derivative
Derivatives Not Designated as Hedging instruments	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Recognized in Operations on Derivatives	2016	2015	2016	2015
General and administrative expense	$(18)	$—	$(18)	$—
(1) Amounts for the three months and six months ended June 30, 2016 and 2015, respectively, includes losses of $1.7 million and $76.0 thousand that were reclassified from accumulated other comprehensive loss in the balance sheet resulting from hedged transactions that were no longer probable of occurring as the swaps were terminated prior to their respective maturity dates.
Approximately $35.0 thousand of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next twelve months. The Company does not enter into derivative contracts for speculative or trading purposes.

Note 6. Stockholders’ Equity

Issuance of Common Stock

On April 15, 2016, the Company completed an underwritten public offering of 34.5 million shares of its common stock, at $11.15 per share, including 4.5 million shares sold pursuant to the underwriters' option to purchase additional shares, for gross proceeds of approximately $384.7 million. Net proceeds were approximately $368.9 million after deducting underwriter discounts and offering costs paid by the Company. The net proceeds were initially used to reduce amounts outstanding under the Term Loan.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

ATM Program

During the six months ended June 30, 2016, the Corporation sold 3.0 million shares of its common stock under its ATM Program, at a weighted average share price of $11.17, for aggregate gross proceeds of $33.6 million and aggregate net proceeds of $33.0 million after payment of commissions and other issuance costs of $0.6 million. The net proceeds were used to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. As of June 30, 2016, $69.9 million in gross proceeds capacity remained available under the ATM Program.

Stock Repurchase Program
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $200.0 million of its common stock in the open market or through private transactions from time to time over the next 18 months. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. The Company intends to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. During the six months ended June 30, 2016, no stock was repurchased under the stock repurchase program.

Repurchase of Shares of Common Stock

During the six months ended June 30, 2016, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.2 million shares of common stock valued at $0.7 million, solely to pay the associated minimum statutory tax withholdings during the six months ended June 30, 2016. The Company records its repurchased shares of common stock using the cost method. Shares repurchased are considered retired under Maryland law and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.
Dividends Declared
For the six months ended June 30, 2016, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in thousands)
March 15, 2016	$0.17500	March 31, 2016	$77,596	April 15, 2016
June 15, 2016	$0.17500	June 30, 2016	$83,940	July 15, 2016
(1) Net of estimated forfeitures of approximately $4,000 and $9,000 during the three and six months ended June 30, 2016, respectively, for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividend declared on June 15, 2016 was paid on July 15, 2016 and is included in accounts payable, accrued expenses and other liabilities as of June 30, 2016.

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
June 30, 2016
(Unaudited)

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

During the three months ended June 30, 2016, the bankruptcy court approved a settlement agreement, by and between our subsidiary, the Debtors and Albertson’s LLC, which provides for (a) the partial assignment of the existing Haggen Operations Holdings, LLC master lease to Albertson’s LLC with respect to four of the five properties under the master lease, (b) the rejection of the leasehold with respect to the one store not included in the master lease assignment, (c) the execution of a new lease or leases between the subsidiary of the Company and Albertson’s LLC with respect to the four assigned stores, including a $0.35 million annual rent reduction for one store, and (d) the reimbursement of certain of the Company's fees, expenses and cure amounts solely with respect to the assigned stores. In return for the rent concession, Albertson’s LLC paid the Company $3.0 million upon execution of the amended leases during the three months ended June 30, 2016 and the Debtors have agreed to grant the Company an allowed administrative claim of $0.8 million. The $3.0 million payment has been recorded to other liabilities on the balance sheet and will be amortized to rent over the remaining lease term. In return for the rejected store, the Company has been granted an incremental allowed unsecured claim of $2.6 million, of which $1.8 million is entitled to administrative priority, against each of Haggen Operations Holdings, LLC and Haggen Holdings, LLC.

Pursuant to the terms of the settlement agreement, the Company collected and recognized $2.5 million of the $21.0 million original stipulated damages claim following the property assignments to Albertsons's LLC, and the remaining amounts will be recognized when collected. The amount of the settlement claim was negotiated based on lost rent relating to rejected properties and below market rents on properties assigned to new operators through bankruptcy. As a result, a portion of the collections are recorded in interest income and other in the income statement, and the remainder is recorded in other liabilities on the balance sheet and amortized to rent over the remaining lease term. Of the $2.5 million noted above, $1.8 million was recognized as lease termination income with the remainder recorded on the balance sheet. As of June 30, 2016, the bankruptcy proceeding remains ongoing and there is no guaranty that the remaining claims will be paid or otherwise satisfied in full.
As of June 30, 2016, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of June 30, 2016, the Company had commitments totaling $56.4 million, of which $31.7 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the $56.4 million of total commitments, $56.0 million is expected to be funded during fiscal year 2016. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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
June 30, 2016
(Unaudited)

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
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
June 30, 2016
Retail	$6,308	$—	$—	$—	$6,308	$(7,235)
Industrial	1,362	—	—	—	1,362	(2,329)
Long-lived assets held and used by asset type	7,670	—	—	—	7,670	(9,564)
Lease intangible assets	2,940	—	—	—	2,940	(5,926)
Other assets	—	—	—	—	—	324
Long-lived assets held for sale	19,761	(21,874)	—	—	41,635	(9,697)
						$(24,863)
December 31, 2015
Retail	$29,626	$(3,207)	$—	$—	$32,833	$(20,727)
Industrial	9,598	—	—	—	9,598	(16,182)
Office	21,074	—	—	—	21,074	(14,093)
Long-lived assets held and used by asset type	60,298	(3,207)	—	—	63,505	(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(14,617)
						$(69,768)
(1) Impairment charges are presented for the six months ended June 30, 2016 and for the year ended December 31, 2015.
The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; judicial foreclosure price; sales prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.

During the six months ended June 30, 2016 and for the year ended December 31, 2015, we determined that four and eighteen long-lived assets held and used, respectively, were impaired. The Company estimated the fair value of these properties using weighted average sales price per square foot of comparable properties for all of the impaired properties during the six months ended June 30, 2016 and for thirteen of the eighteen impaired properties during the year ended December 31, 2015.

The following table provides information about the weighted average sales price per square foot of comparable properties used to estimate fair value (price per square foot in dollars).

	June 30, 2016			December 31, 2015
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$62.84 - $214.29	$114.16	70,539	$41.21 - $168.30	$79.90	153,008
Industrial	$2.50 - $3.45	$3.17	55,613	$17.77 - $22.00	$19.40	375,076
Office	N/A	N/A	N/A	$58.17 - $133.61	$104.53	204,936
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2016 and December 31, 2015. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$86,165	$89,734	$104,003	$110,019
Term Loan, net (1)	368,207	369,182	322,902	338,366
Mortgages and notes payable, net (1)	2,571,844	2,673,824	3,079,787	3,220,239
Convertible Notes, net (1)	696,290	818,775	690,098	713,095
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Note 9. Significant Credit and Revenue Concentration

As of June 30, 2016 and December 31, 2015, the Company’s real estate investments are operated by 443 and 438 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended June 30, 2016 and 2015, contributed 8.2% and 10.4% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 4% or more of the Company’s Normalized Revenue during any of the periods presented. As of June 30, 2016 and December 31, 2015, the Company's net investment in Shopko properties represents approximately 6.4% and 6.9%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 8.4% and 9.0%, respectively, of the Company's total real estate investment portfolio.

Note 10. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$—	$7,155
Reduction of debt in exchange for collateral assets	47,544	7,904
Net real estate and other collateral assets surrendered to lender	31,833	7,384
Accrued interest capitalized to principal (1)	2,175	3,551
Accrued performance share dividend rights	330	288
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 11. Incentive Award Plan
On May 11, 2016, the stockholders of the Company approved the Amended Incentive Award Plan, which increased the number of shares of common stock reserved for issuance thereunder by 5,500,000 shares. As of June 30, 2016, 6.3 million shares remained available for award under the Amended Incentive Award Plan.
Restricted Shares of Common Stock
During the six months ended June 30, 2016, the Company granted 0.5 million restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $5.2 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of June 30, 2016, there were approximately 0.7 million unvested restricted shares outstanding.
Performance Share Awards
During the six months ended June 30, 2016, the Board of Directors or committee thereof approved an initial target grant of 269,035 performance shares, net of forfeitures of 52,514, to executive officers of the Company. The performance period of this grant runs from January 1, 2016 through December 31, 2018. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years. Based on the grant date fair value, the Corporation expects to recognize $4.3 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Approximately $0.4 million and $0.2 million in dividend rights have been accrued for non-vested performance share awards outstanding as of June 30, 2016 and December 31, 2015, respectively. For outstanding non-vested awards at June 30, 2016, 0.4 million shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date. During the six months ended June 30, 2016, 53,533 shares were released at target in connection with qualifying terminations of participants.
Stock-based Compensation Expense
For the three months ended June 30, 2016 and 2015, the Company recognized $1.5 million and $3.5 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. For the six months ended June 30, 2016 and 2015, the Company recognized $3.8 million and $7.3 million, respectively, in stock-based compensation expense.
As of June 30, 2016, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $12.3 million, including $6.4 million related to restricted stock awards and $5.9 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted income:
Income (loss) from continuing operations	$35,483	$(2,293)	$48,924	$11,468
Gain on disposition of assets	14,027	62,690	26,589	74,026
Less: income attributable to unvested restricted stock	(111)	(225)	(238)	(434)
Income used in basic and diluted income per share from continuing operations	49,399	60,172	75,275	85,060
Income from discontinued operations	—	494	—	721
Net income attributable to common stockholders used in basic and diluted income per share	$49,399	$60,666	$75,275	$85,781

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	473,907,406	437,921,663	457,970,316	425,129,740
Less: unvested weighted average shares of restricted stock	(746,281)	(1,302,525)	(706,790)	(1,240,502)
Weighted average shares of common stock outstanding used in basic income per share	473,161,125	436,619,138	457,263,526	423,889,238
Net income per share attributable to common stockholders—basic	$0.10	$0.14	$0.16	$0.20

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	—	301,007	—	448,691
Stock options	3,261	3,610	3,489	5,303
Weighted average shares of common stock outstanding used in diluted income per share	473,164,386	436,923,755	457,267,015	424,343,232
Net income per share attributable to common stockholders—diluted	$0.10	$0.14	$0.16	$0.20

Potentially dilutive shares of common stock
Unvested shares of restricted stock	113,649	452,791	90,679	455,024
Total	113,649	452,791	90,679	455,024
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
June 30, 2016
(Unaudited)

Note 13. Costs Associated With Restructuring Activities

On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters in the spring of 2016, and the Company anticipates the move will be finalized by the end of 2016. As a result of moving its corporate headquarters, the Company is incurring various restructuring charges, including employee separation and relocation costs. Restructuring charges incurred for the three and six months ended June 30, 2016 totaled $1.8 million and $2.5 million, respectively, and are included within restructuring charges on the accompanying consolidated statements of operations. Restructuring charges for the three and six months ended June 30, 2016 were reduced for $0.2 million of straight-line rent payable that was previously recognized for the Company's Scottsdale headquarters in association with lease termination. To date, the Company has incurred restructuring charges totaling $9.5 million.

The following table presents a reconciliation of the liability attributable to restructuring charges incurred as of June 30, 2016, which is recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets (in thousands):

	Employee Separation/Relocation Costs	Other Restructuring Costs	Total
Beginning balance, as of December 31, 2015	$5,754	$172	$5,926
Accruals	400	2,266	2,666
Payments	(2,055)	(1,258)	(3,313)
Ending balance, as of June 30, 2016	$4,099	$1,180	$5,279

The Company currently anticipates to incur total relocation related costs of approximately $19.5 million, of which $11.6 million is restructuring, $4.4 million is capitalizable costs related to tenant improvements and fixtures for the new corporate headquarters and $3.5 million represents other relocation costs primarily for redundant office space and employee salaries and benefits of departing employees during the transition phase.

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
We generate our revenue primarily by leasing our properties to our tenants. As of June 30, 2016, our undepreciated investment in real estate and loans totaled approximately $8.27 billion, representing investments in 2,654 properties, including properties and other assets securing our mortgage loans. Of this amount, 99.0% consisted of investment in real estate, representing ownership of 2,545 properties, and the remaining 1.0% consisted of commercial mortgage and other loans receivable primarily secured by the remaining 109 real properties or other related assets.

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
As of June 30, 2016, our owned properties were approximately 98.3% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.7 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional years. As of June 30, 2016, approximately 89% of our single-tenant properties (based on Normalized Rental Revenue) provided for increases in future annual base contractual rent.

2016 Highlights

For the second quarter ended June 30, 2016:

•	Generated revenues of $171.7 million, a 2.3% increase over revenues reported during the second quarter of 2015.

•	Generated net income of $0.10 per diluted share, AFFO of $0.22 per diluted share, and FFO of $0.24 per diluted share.

•
Closed 14 real estate transactions totaling $165.0 million, which added 110 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.61% under leases with a weighted average term of 15.9 years.

•
Disposed of 32 properties generating gross proceeds of $138.2 million, with a weighted average capitalization rate of 6.38%, resulting in an overall gain on sale of $14.0 million. Included in gross proceeds was $35.3 million of principal and interest that was extinguished as a full or partial settlement of debt related to the transfer of four vacant real estate properties securing four CMBS fixed-rate loans that were in default.

•
Issued 34.5 million shares of common stock, including the underwriter’s option to purchase additional shares, in an underwritten public offering at $11.15 per share, raising net proceeds of $368.9 million.

•	Sold 1.7 million shares of common stock under our ATM program, at a weighted average share price of $11.22, generating aggregate net proceeds of $19.1 million.

•	Expanded the borrowing capacity under our 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement.

•	Extinguished $391.4 million of high coupon debt that had a 6.16% weighted average rate.

•	Declared cash dividends in the second quarter of $0.175 per share, which equates to an annualized dividend of $0.700 per share.

For the six months ended June 30, 2016:

•	Generated revenues of $340.1 million, a 3.0% increase over the revenues reported during the first six months of 2015.

•	Generated net income of $0.16 per diluted share, AFFO of $0.44 per diluted share, and FFO of $0.44 per diluted share.

•
Closed 23 real estate transactions totaling $240.6 million, which added 125 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.76% under leases with a weighted average term of 15.8 years.

•
Disposed of 65 properties generating gross proceeds of $244.4 million, with a weighted average capitalization rate of 6.37%, resulting in an overall gain on sale of $26.6 million. Included in gross proceeds was $50.1 million of principal and interest that was extinguished as a full or partial settlement of debt related to the transfer of six vacant real estate properties securing four CMBS fixed-rate loans that were in default.

•
Issued 34.5 million shares of common stock, including the underwriter’s option to purchase additional shares, in an underwritten public offering at $11.15 per share, raising net proceeds of $368.9 million.

•	Sold 3.0 million shares of common stock under our ATM program, at a weighted average share price of $11.17, generating aggregate net proceeds of $33.0 million.

•	Reduced Shopko concentration to 8.2% of Normalized Revenue from 9.1% at December 31, 2015.

•	Extinguished $495.2 million of high coupon secured debt that had a 6.28% weighted average rate.

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

Operationally Essential Real Estate with Long-Term Leases

We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of June 30, 2016, our leases had a weighted average remaining lease term (based on rental revenue) of approximately 10.7 years compared to approximately 10.8 years as of June 30, 2015.

Portfolio Diversification

Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.

As of June 30, 2016, Shopko represents our most significant tenant at 8.2% of Normalized Revenue. Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued

our objective to reduce the tenant concentration of Shopko. During the twelve months ended June 30, 2016, we sold 18 Shopko properties having an investment value of $124.8 million. These sales, coupled with our increased rental revenue from real estate investments of $575.7 million acquired during the twelve months ended June 30, 2016, have reduced our current Shopko tenant concentration to 8.2% for the six months ended June 30, 2016 compared to 10.4% for the same period in 2015.

As of June 30, 2016, 84 Properties, LLC, with a 2.8% tenant concentration, is our second most significant tenant. As of June 30, 2016, there were 108 properties under a master lease. The master lease was subject to senior mortgage debt, which was repaid during the three months ended June 30, 2016. The master lease agreement includes a purchase option, which upon 180 days prior written notice, 84 Properties, LLC can elect to purchase all of the properties from us prior to the end of the 10th, 15th and 20th years of the lease. The purchase option does not allow for a purchase of less than all of the properties. The option purchase price is equal to 100% of our gross purchase price of approximately $200.6 million in May 2007, plus any subsequent improvements and other capitalized costs incurred in connection with the properties (as defined in the master lease agreement). 84 Properties, LLC will be eligible to execute its first purchase option in May 2017 and, if it elects to exercise it, 84 Properties, LLC will need to provide written notice in December 2016 of their intent to purchase the properties.

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

Our Leases

Rent Escalators

Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on Normalized Rental Revenue) containing rent escalators remained consistent at approximately 89% as of both June 30, 2016 and June 30, 2015, respectively.

Master Lease Structure

Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. Master lease revenue contributed approximately 45% of our Normalized Rental Revenue as of both June 30, 2016 and June 30, 2015, respectively.

Triple-Net Leases

Our leases are predominantly triple-net which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. As of June 30, 2016, approximately 86.2% of our single-tenant properties (based on Normalized Rental Revenue) are subject to triple-net leases compared to approximately 86.4% as of June 30, 2015.

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

During the second quarter of 2016, the bankruptcy court approved a settlement agreement, by and between our subsidiary, the Debtors and Albertson’s LLC, which provides for (a) the partial assignment of the existing Haggen Operations Holdings, LLC master lease to Albertson’s LLC with respect to four of the five properties under the master lease, (b) the rejection of the leasehold with respect to the one store not included in the master lease assignment, (c) the execution of a new lease or leases between our subsidiary and Albertson’s LLC with respect to the four assigned stores, including a $0.35 million annual rent reduction for one store, and (d) the reimbursement of certain of our fees, expenses and cure amounts solely with respect to the assigned stores. In return for the rent concession, Albertson’s LLC paid us $3.0 million upon execution of the amended lease or leases and the Debtors have agreed to grant us an allowed administrative claim of $0.8 million. In return for the rejected store, we have been granted an incremental allowed unsecured claim of $2.6 million, of which $1.8 million is entitled to administrative priority, against each of Haggen Operations Holdings, LLC and Haggen Holdings, LLC.

During the six months ended June 30, 2016, we sold three of the seven rejected stores for $20.8 million, with the remaining four rejected stores being marketed for sale or lease. In June 2016, we collected $2.5 million of the $21.0 million original stipulated damages claim. We anticipate collecting the balance of each of the aforementioned claims within the next several quarters, although the bankruptcy proceeding remains ongoing, and there is no guaranty that the remaining claims will be paid or otherwise satisfied in full.

Active Management and Monitoring of Risks Related to Our Investments

We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties). As of June 30, 2016 and June 30, 2015, the percentage of our properties that were occupied was 98.3% and 98.7%, respectively.

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

Results of Operations
Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(In Thousands)
Revenues:
Rentals	$160,506	$159,607	$899	0.6%
Interest income on loans receivable	1,625	1,730	(105)	(6.1)%
Earned income from direct financing leases	698	779	(81)	(10.4)%
Tenant reimbursement income	3,200	3,492	(292)	(8.4)%
Other income and interest from real estate transactions	5,697	2,326	3,371	NM
Total revenues	171,726	167,934	3,792	2.3%
Expenses:
General and administrative	13,850	11,972	1,878	15.7%
Restructuring charges	1,813	—	1,813	NM
Property costs	6,611	6,414	197	3.1%
Real estate acquisition costs	979	453	526	NM
Interest	49,172	56,167	(6,995)	(12.5)%
Depreciation and amortization	64,263	64,671	(408)	(0.6)%
Impairments	12,732	33,766	(21,034)	(62.3)%
Total expenses	149,420	173,443	(24,023)	(13.9)%
Income (loss) from continuing operations before other income and income tax expense	22,306	(5,509)	27,815	NM
Other income:
Gain on debt extinguishment	14,016	3,377	10,639	NM
Total other income	14,016	3,377	10,639	NM
Income (loss) from continuing operations before income tax expense	36,322	(2,132)	38,454	NM
Income tax expense	(839)	(161)	(678)	NM
Income (loss) from continuing operations	$35,483	$(2,293)	$37,776	NM

Gain on disposition of assets	$14,027	$62,690	$(48,663)	(77.6)%
NM - Percentages over 100% are not displayed.
Revenues
For the three months ended June 30, 2016, approximately 93.9% of our total revenue was attributable to long-term leases. The year-over-year increase of 2.3% in total revenue was due primarily to the recognition of other tenant income recorded in other income and interest from real estate transactions.

Rentals

Rental revenue for the comparative period remained flat as increases in base rent were partially offset by rental reserves on certain tenants in the casual dining industry. Our base rental revenue between periods increased 1.6%, which was attributable to the acquisition of 209 properties representing an investment in real estate of $575.7 million during the twelve-month period ended June 30, 2016. This increase was partially offset by the sale of 118 properties during the same period having an investment value of $422.8 million. Non-cash rentals for the three months ended June 30, 2016 and 2015 were $6.0 million and $6.4 million, respectively. These amounts represent approximately 3.7% and 4.0% of total rental revenue from continuing operations for the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, 98.3% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the manufacturing, grocery and restaurants - casual dining industries. As of June 30, 2016 and 2015, respectively, 43 and 33 of our properties, representing approximately 1.7% and 1.3% of our owned properties, were vacant and not generating rent. Of the 43 vacant properties, 10 were held for sale as of June 30, 2016.

Tenant reimbursement income

We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.

Other income and interest from real estate transactions

The year-over-year increase was due primarily to $3.1 million in fee income associated with the prepayment of certain mortgage loans receivable and $1.8 million in lease termination income received from the Haggen settlement. The positive change from these revenue items was reduced by lease settlement fee income of $2.2 million recognized during the comparable prior period.

Expenses

General and administrative

The year-over-year increase in general and administrative expenses is primarily due to a $1.7 million increase in professional fees and office expenses and a $1.7 million charge for the termination of our interest rate swaps. Higher professional fees include legal, consulting and temporary services attributable to our relocation to Dallas and certain financing activities. These increases were partially offset by the reversal of $0.8 million in previously recognized non-cash stock compensation following the departure of an executive officer.
As a result of our relocation to Dallas, we anticipate an increase in compensation costs and certain professional fees.
Restructuring charges

During the fourth quarter of 2015, we made the strategic decision to relocate our headquarters from Scottsdale, Arizona to Dallas, Texas. During the three months ended June 30, 2016, we incurred $1.8 million in restructuring charges related to our relocation. Of this amount, $1.6 million related to professional fees, consulting services and a lease loss reserve for our prior headquarters, while the balance was for employee related charges and other restructuring charges. There were no such costs incurred during the three months ended June 30, 2015.
Property costs

For the three months ended June 30, 2016, property costs were $6.6 million (including $3.2 million in tenant reimbursables) as compared to $6.4 million (including $3.5 million in tenant reimbursables) for the same period in 2015. Total property costs and the related reimbursable amounts remained relatively flat during the comparable periods, mostly due to consistency in the portfolio between periods.
Interest
The year-over-year decrease in interest expense is primarily due to the extinguishment of $695.0 million of mortgage debt with a weighted average interest rate of 6.16% during the twelve months ended June 30, 2016. This decrease was partially offset by an increase in interest from our Term Loan that was entered into during November 2015.

The following table summarizes our interest expense on related borrowings from continuing operations:

	Three Months Ended June 30,
	2016	2015
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$895	$586
Interest expense – Term Loan	322	—
Interest expense – mortgages and notes payable	38,817	46,863
Interest expense – Convertible Notes	6,128	6,128
Non-cash interest expense:
Amortization of deferred financing costs	2,236	1,901
Amortization of net losses related to interest rate swaps	27	26
Amortization of debt (premium)/discount, net	747	663
Total interest expense	$49,172	$56,167
(1) Includes interest expense associated with facility fees of approximately $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively.
Depreciation and amortization
During the twelve months ended June 30, 2016, we acquired 209 properties, representing an investment in real estate of $575.7 million. During that same period we disposed of 118 properties with a gross investment of $422.8 million. Despite our net acquisitions during this period, our year-over-year depreciation expense decreased primarily as a result of a reduction in our real estate investment value due to impairment charges during the twelve-month period ended June 30, 2016 on properties that remain in our portfolio and the real estate value of properties held for sale throughout the current period, which were not classified as such during the comparable period. Properties held for sale are no longer depreciated. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended June 30,
	2016	2015
	(In Thousands)
Depreciation of real estate assets	$52,533	$51,952
Other depreciation	97	94
Amortization of lease intangibles	11,633	12,625
Total depreciation and amortization	$64,263	$64,671

Impairments

Impairment charges for the three months ended June 30, 2016 includes $2.3 million on a single property within the distribution industry, $5.7 million in properties held for sale and $4.7 million from intangible lease write-offs. For the same period in 2015, we recorded impairment losses of $27.5 million on 14 vacant or underperforming properties within the education, restaurant-casual dining and sporting goods industry. In addition, of the properties held for sale, seven had impairment losses totaling $6.3 million.

Gain on debt extinguishment

During the three months ended June 30, 2016, we extinguished $391.4 million of mortgage debt representing 47 loans and recorded a gain on debt extinguishment of $14.0 million. The gain was primarily attributable to the extinguishment of four defaulted mortgage loans upon transferring the properties collateralizing these loans to the lender. For the same period in 2015, we extinguished $174.0 million of mortgage debt and recorded a gain on debt extinguishment of $3.4 million.

Gain on disposition of assets
For the three months ended June 30, 2016, the gain on disposition of 32 properties included $5.9 million from the sale of five Shopko properties and $5.2 million from the sale of nine quick service and five casual dining restaurants. For the same period in 2015, the gain on disposition of assets was primarily attributable to a $57.0 million gain from the sale of 16 Shopko properties.
Results of Operations
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(In Thousands)
Revenues:
Rentals	$322,325	$314,125	$8,200	2.6%
Interest income on loans receivable	3,284	3,452	(168)	(4.9)%
Earned income from direct financing leases	1,422	1,574	(152)	(9.7)%
Tenant reimbursement income	7,024	8,123	(1,099)	(13.5)%
Other income and interest from real estate transactions	6,028	2,947	3,081	NM
Total revenues	340,083	330,221	9,862	3.0%
Expenses:
General and administrative	25,499	24,572	927	3.8%
Restructuring charges	2,462	—	2,462	NM
Property costs	13,938	13,821	117	0.8%
Real estate acquisition costs	1,036	1,546	(510)	(33.0)%
Interest	102,189	114,081	(11,892)	(10.4)%
Depreciation and amortization	128,927	130,967	(2,040)	(1.6)%
Impairments	24,863	35,390	(10,527)	(29.7)%
Total expenses	298,914	320,377	(21,463)	(6.7)%
Income from continuing operations before other income and income tax expense	41,169	9,844	31,325	NM
Other income
Gain on debt extinguishment	8,675	2,147	6,528	NM
Total other income	8,675	2,147	6,528	NM
Income from continuing operations before income tax expense	49,844	11,991	37,853	NM
Income tax expense	(920)	(523)	(397)	NM
Income from continuing operations	$48,924	$11,468	$37,456	NM

Gain on disposition of assets	$26,589	$74,026	$(47,437)	(64.1)%
NM - Percentages over 100% are not displayed.
Revenues
For the six months ended June 30, 2016, approximately 95.2% of our total revenues was attributable to long-term leases. The year-over-year increase of 3.0% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to June 30, 2015.

Rentals
The year-over-year increase in rental revenue was primarily attributable to the acquisition of 209 properties with an investment value of $575.7 million during the twelve-month period ended June 30, 2016. This increase was partially offset by the sale of 118 properties during the same period having an investment value of $422.8 million. During the six months ended June 30, 2016 and 2015, non-cash rentals were $13.2 million and $11.8 million, respectively, representing approximately 4.1% and 3.8% of total rental revenue from continuing operations, respectively.

As of June 30, 2016, 98.3% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the manufacturing, grocery and restaurants-casual dining industries. As of June 30, 2016 and 2015, respectively, 43 and 33 properties of our owned properties, representing approximately 1.7% and 1.3% of our owned properties, were vacant and not generating rent. Of the 43 vacant properties, 10 were held for sale as of June 30, 2016.

Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.

Other income and interest from real estate transactions

The year-over-year increase in other income and interest from real estate transactions is primarily due to $3.1 million in fee income associated with the prepayment of certain mortgage loans receivable and $1.8 million in lease termination income received from the Haggen settlement. The positive change from these revenue items was reduced by lease settlement fee income of $2.7 million recognized during the comparable prior period.
Expenses
General and administrative

The year-over-year increase in general and administrative expenses is primarily due to a $3.1 million increase in professional fees and office expenses, and a $1.7 million charge for the termination of our interest rate swaps. Higher professional fees include legal, consulting and temporary services attributable to our relocation to Dallas and certain financing activities. These increases were partially offset by a decrease in compensation and related benefits of $3.8 million related to the forfeiture of previously recognized non-cash stock compensation following the departure of an executive officer in the current period, and the acceleration of cash and non-cash stock compensation following the departure of an executive officer in the prior period.

As a result of our relocation to Dallas, we anticipate an increase in compensation costs and certain professional fees.
Restructuring charges

During the fourth quarter of 2015, we made the strategic decision to relocate our headquarters from Scottsdale, Arizona to Dallas, Texas. During the six months ended June 30, 2016, we incurred $2.5 million in restructuring charges related to our relocation. Of this amount, $2.1 million related to professional fees, consulting services and a lease loss reserve for our prior headquarters, while the balance was for employee related charges. There were no such costs incurred during the six months ended June 30, 2015.
Property costs

For the six months ended June 30, 2016, property costs were $13.9 million (including $7.0 million of tenant reimbursables) compared to $13.8 million (including $8.1 million of tenant reimbursables) for the same period in 2015. Although total property costs remained relatively flat during the comparable periods, non-reimbursable property costs increased by approximately $0.7 million primarily due to higher non-routine repair, maintenance and other property expenses on our operating properties, and a decrease in occupancy at one of our multi-tenants, which was offset by lower property taxes and property protection expenses due to a decrease in the number of vacant properties as compared to the same period a year ago.

Interest
The year-over-year decrease in interest expense is primarily due to the extinguishment of $695.0 million of mortgage debt with a weighted average interest rate of 6.16% during the twelve months ended June 30, 2016. This decrease was partially offset by an increase in interest from our Term Loan which was entered into during November 2015.

The following table summarizes our interest expense on related borrowings from continuing operations:

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$1,352	$1,389
Interest expense – Term Loan	2,069	—
Interest expense – mortgages and notes payable	80,547	95,271
Interest expense – Convertible Notes	12,255	12,255
Non-cash interest expense:
Amortization of deferred financing costs	4,402	3,973
Amortization of net losses related to interest rate swaps	57	54
Amortization of debt (premium)/discount, net	1,507	1,139
Total interest expense	$102,189	$114,081
(1) Includes interest expense associated with facility fees of approximately $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.
Depreciation and amortization
During the twelve months ended June 30, 2016, we acquired 209 properties, representing an investment in real estate of $575.7 million. During that same period we disposed of 118 properties with a gross investment of $422.8 million. Despite our net acquisitions during this period, our year-over-year depreciation expense decreased primarily as a result of a reduction in our real estate investment value due to impairment charges during the twelve-month period ended June 30, 2016 on properties that remain in our portfolio and the real estate value of properties held for sale throughout the current period, which were not classified as such during the comparable period. Properties held for sale are no longer depreciated. The following table summarizes our depreciation and amortization expense from continuing operations. The following table summarizes our depreciation and amortization expense from continuing operations:

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Depreciation of real estate assets	$105,212	$105,332
Other depreciation	190	188
Amortization of lease intangibles	23,525	25,447
Total depreciation and amortization	$128,927	$130,967

Impairments

During the six months ended June 30, 2016, impairment losses included $10.5 million on four vacant or underperforming properties within the restaurant-casual dining, movie theatre and distribution industries. In addition, impairment losses of $9.7 million were recorded on properties held for sale and $5.0 million were recorded from intangible lease write-offs, which were partially offset by a $0.3 million impairment recovery on a loan receivable. During the same period in 2015, we recorded impairment losses of $28.1 million on 16 vacant or underperforming properties primarily within the education, restaurant-casual dining and sporting goods industry. In addition, 14 properties held for sale had impairment losses of $7.3 million.

Gain on debt extinguishment

During the six months ended June 30, 2016, we extinguished $495.2 million of mortgage debt and recognized a gain on debt extinguishment of $8.7 million. The gain was primarily attributable to the extinguishment of four defaulted mortgage loans upon transferring the properties collateralizing these loans to the lender. During the six months ended June 30, 2015, we recognized a gain on debt extinguishment of $2.1 million. The gain on debt extinguishment was primarily attributable to the sale of four properties securing a portion of a defaulted CMBS fixed-rate loan.

Gain on disposition of assets

During the six months ended June 30, 2016, we disposed of 65 properties and recorded gains totaling $26.6 million. These gains were primarily attributable to a $15.0 million gain from the sale of 35 properties within the restaurant - quick service and casual dining industries and a $5.9 million gain from the sale of five Shopko properties. During the six months ended June 30, 2015, the gain on disposition of assets was primarily attributable to a $64.1 million gain from the sale of 21 Shopko properties.

Property Portfolio Information

Our diverse real estate portfolio at June 30, 2016 consisted of 2,545 owned properties:

•	leased to 443 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only 4 states each contributing greater than 5% of our rental revenue;

•	operating in 28 different industries;

•	with an occupancy rate of 98.3%; and

•	with a weighted average remaining lease term of 10.7 years.
Property Portfolio Diversification
The following tables present the diversity of our properties owned at June 30, 2016. The portfolio metrics are calculated based on the percentage of Normalized Revenue or Normalized Rental Revenue. Total revenues and total rental revenues used in the calculations are normalized to exclude revenues contributed by properties sold during the given period.

Diversification By Tenant

Tenant concentration represents the tenant's quarterly contribution to Normalized Revenue during the period. The following table lists the top ten tenants of our owned real estate properties as of June 30, 2016:

Tenant (2)	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Revenue (1)
Shopko	124	8,357	8.2%
84 Properties, LLC	108	3,349	2.8
Walgreens	52	766	2.7
Cajun Global, LLC (Church's Chicken)	194	273	2.1
Alimentation Couche-Tard, Inc. (Circle K)	84	253	1.8
Academy, LTD (Academy Sports + Outdoors)	5	2,705	1.7
CVS Caremark Corporation	37	416	1.5
AB Acquisition, LLC (Albertsons)	20	879	1.4
Carmike Cinemas, Inc.	13	615	1.3
CarMax, Inc.	8	356	1.3
Other	1,857	33,784	75.2
Vacant	43	2,524	—
Total	2,545	54,277	100.0%
(1) Total revenue for the quarter ended June 30, 2016, excluding total rental revenue contributed from properties sold during the period.
(2) Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of June 30, 2016:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
General Merchandise	166	10,154	10.8%
Restaurants - Casual Dining	345	2,130	8.8
Restaurants - Quick Service	571	1,288	7.4
Convenience Stores	313	970	7.3
Movie Theatres	52	2,554	6.7
Grocery	69	3,252	6.1
Building Materials	173	5,649	5.6
Drug Stores / Pharmacies	115	1,614	5.4
Medical / Other Office	118	1,163	4.4
Sporting Goods	22	3,778	3.6
Health and Fitness	38	1,557	3.6
Automotive Parts and Service	152	998	3.1
Home Furnishings	32	1,921	2.9
Entertainment	22	1,129	2.8
Education	51	886	2.7
Apparel	13	2,182	2.5
Automotive Dealers	26	770	2.4
Home Improvement	13	1,512	2.1
Specialty Retail	22	671	1.5
Distribution	12	935	1.5
Consumer Electronics	13	951	1.4
Car Washes	31	176	1.4
Manufacturing	17	2,301	1.3
Dollar Stores	83	857	1.3
Pet Supplies and Service	4	1,016	1.0
Wholesale Clubs	4	393	*
Financial Services	4	366	*
Office Supplies	18	420	*
Miscellaneous	3	160	*
Vacant	43	2,524	—
Total	2,545	54,277	100.0%
* Less than 1%
(1) Total rental revenues during the month ended June 30, 2016, excluding rental revenues contributed from properties sold during the period.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of June 30, 2016:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Retail	2,349	42,490	86.5%
Industrial	71	9,682	7.4
Office	125	2,105	6.1
Total	2,545	54,277	100.0%
(1) Total rental revenues during the month ended June 30, 2016, excluding rental revenues contributed from properties sold during the period.

Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of June 30, 2016:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Texas	303	6,281	11.5%
California	60	1,573	6.2
Illinois	116	3,393	6.1
Georgia	172	3,152	5.7
Florida	140	1,443	5.0
Ohio	136	2,590	4.8
Wisconsin	55	3,880	4.2
Michigan	139	1,790	3.3
Tennessee	119	1,686	3.2
Indiana	90	1,477	3.0
Missouri	84	1,378	2.9
Minnesota	47	1,851	2.9
North Carolina	70	1,384	2.7
South Carolina	46	985	2.6
Alabama	101	871	2.3
Virginia	69	1,556	2.3
Arizona	52	663	2.1
Pennsylvania	67	1,476	2.0
New York	50	957	1.8
Kansas	40	857	1.8
Colorado	31	874	1.7
Kentucky	62	893	1.6
New Mexico	40	563	1.6
Nevada	6	1,102	1.4
Washington	25	883	1.3
Oklahoma	68	548	1.3
Oregon	16	528	1.2
Massachusetts	5	1,150	1.1
Iowa	35	632	1.0

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Arkansas	39	693	1.0
Mississippi	41	391	*
Utah	10	901	*
Idaho	13	617	*
Louisiana	28	296	*
New Hampshire	16	640	*
Nebraska	15	613	*
New Jersey	15	568	*
Maryland	23	352	*
Montana	8	531	*
West Virginia	28	535	*
South Dakota	9	395	*
North Dakota	6	288	*
Connecticut	4	442	*
Maine	26	79	*
Wyoming	9	186	*
Rhode Island	4	117	*
Delaware	3	87	*
Vermont	2	42	*
Virgin Islands	1	38	*
Alaska	1	50	*
Total	2,545	54,277	100.0%
* Less than 1%
(1) Total rental revenues during the month ended June 30, 2016, excluding rental revenues contributed from properties sold during the period.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of June 30, 2016. As of June 30, 2016, the weighted average remaining non-cancelable initial term of our leases (based on total rental revenue) was 10.7 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Normalized Rental Revenue Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Expiring Annual Rental Revenue
Remainder of 2016	23	$12,460	1,470	1.9%
2017	64	19,474	2,085	3.0
2018	71	22,702	1,893	3.5
2019	109	21,745	1,966	3.4
2020	80	23,018	1,774	3.6
2021	188	44,443	3,945	6.9
2022	98	26,188	2,061	4.1
2023	82	31,306	3,264	4.9
2024	67	22,488	1,318	3.5
2025	80	37,891	2,168	5.9
2026 and thereafter	1,640	380,889	29,809	59.3
Vacant	43	—	2,524	—
Total owned properties	2,545	$642,604	54,277	100.0%
(1) Total rental revenues for the month ended June 30, 2016 for properties owned at June 30, 2016 multiplied by twelve.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for short-term liquidity requirements including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under the 2015 Credit Facility and Term Loan. Our 2015 Credit Facility and Term Loan increases our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. As of June 30, 2016, $799.7 million and no borrowing capacity was available under the 2015 Credit Facility and Term Loan, respectively.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the six months ended June 30, 2016, we sold a total of 3.0 million shares under our ATM Program for net proceeds of $33.0 million after payment of commissions and other issuance costs of $0.6 million. The net proceeds were contributed to the Operating Partnership to repay outstanding borrowings and for general corporate purposes. As of June 30, 2016, $69.9 million in gross proceeds capacity remained available under the ATM Program. In addition, during April 2016, we completed an underwritten public offering of 34.5 million shares of our common stock and raised net proceeds of $368.9 million. The net proceeds were used to reduce amounts outstanding under the Term Loan.
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

Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and occasionally by issuing fixed rate secured or unsecured notes and bonds. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our 2015 Credit Facility, Term Loan or other indebtedness. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.

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

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At June 30, 2016, $16.0 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.

The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of June 30, 2016.

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	June 30, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	4.0	$59,556	$65,027
Series 2014-1 Class A2	5.4%	4.1	253,300	253,300
Series 2014-2	5.8%	4.7	228,004	229,674
Series 2014-3	5.7%	5.7	312,051	312,276
Series 2014-4 Class A1	3.5%	3.6	150,000	150,000
Series 2014-4 Class A2	4.6%	13.6	360,000	360,000
Total Master Trust 2014 notes	5.1%	7.0	1,362,911	1,370,277
Series 2013-1 Class A	3.9%	2.5	125,000	125,000
Series 2013-2 Class A	5.3%	7.5	194,631	196,817
Total Master Trust 2013 notes	4.7%	5.5	319,631	321,817
Total Master Trust Notes			1,682,542	1,692,094
Debt discount, net			(20,864)	(22,909)
Deferred financing costs, net			(17,894)	(19,345)
Total Master Trust Notes, net			$1,643,784	$1,649,840
(1) Represents the individual series stated interest rate as of June 30, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of June 30, 2016.
As of June 30, 2016, the Master Trust 2014 notes were secured by 898 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of June 30, 2016, the Master Trust 2013 notes were secured by 309 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both June 30, 2016 and December 31, 2015. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of June 30, 2016, the carrying amount of the Convertible Notes was $696.3 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
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

2015 Credit Facility

On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility was subsequently amended in November 2015 and matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guarantees to material subsidiaries (as defined) meeting certain conditions. The 2015 Credit Facility includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The 2015 Credit Facility also includes a $50.0 million sublimit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.

At the election of the Operating Partnership, the 2015 Credit Facility initially bears interest at our current leverage grid pricing equal to either LIBOR plus 1.40% to 1.90% per annum, or a specified base rate plus 0.40% to 0.90% per annum. In each case, the applicable rates depend on our leverage ratio. The Operating Partnership is initially required to pay a fee on the unused portion of the 2015 Credit Facility at a rate equal to either 0.15% or 0.25% per annum, based on percentage thresholds for the average daily amount by which the aggregate amount of the revolving credit commitment exceeds the aggregate principal amount of advances during a fiscal quarter. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing will initially require at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, the 2015 Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of June 30, 2016, the 2015 Credit Facility bore interest at LIBOR plus 1.25% based on our credit rating and incurred a facility fee of 0.25% per annum.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of June 30, 2016, there were no subsidiaries that met this requirement.

As of June 30, 2016, no borrowings were outstanding, $0.3 million of letters of credit were issued and $799.7 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

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

As of June 30, 2016, the Corporation and the Operating Partnership were in compliance with these covenants.
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

The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's election. In each case, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of June 30, 2016, the Term Loan bore interest at LIBOR plus 1.35% based on our credit rating.

The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Borrowings may be repaid without premium or penalty, and may be reborrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve month period. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Operating Partnership and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.

As of June 30, 2016, the Term Loan was fully drawn. Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants including:

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

As of June 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.

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

As of June 30, 2016, we had 103 loans with approximately $925.9 million of outstanding principal balances under our CMBS fixed-rate loans, with a weighted average contractual interest rate of 5.63% and a weighted average maturity of 3.0 years. Approximately one-third of this debt is partially amortizing and requires a balloon payment at maturity. These balances include one CMBS fixed-rate loan that is in default due to the underperformance of the four properties that secure it. As of June 30, 2016, the aggregate principal balance under the defaulted loan was $36.5 million, including $7.9 million of default interest added to principal, and is discussed further below. Excluding this loan, the outstanding principal obligations under our CMBS fixed-rate loans as of June 30, 2016 was $889.5 million.

The table below shows the outstanding principal obligations of these CMBS fixed-rate loans as of June 30, 2016 and the year in which the loans mature (dollars in thousands). The information displayed in the table excludes amounts and interest rates related to the defaulted loan and the four properties securing it.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal (1)	Balloon	Total
Remainder of 2016	3	3	5.77%-6.17%	5.91%	$—	$6,425	$6,425
2017	77	103	5.51%-6.62%	5.78%	2,162	499,564	501,726
2018	4	10	3.90%-4.65%	4.27%	549	57,779	58,328
2019	12	16	3.90%-4.61%	4.04%	—	49,500	49,500
2020	—	—	—	—	—	—	—
Thereafter	6	100	4.67%-6.00%	5.35%	75,504	197,980	273,484
Total	102	232		5.45%	$78,215	$811,248	$889,463
(1) Excluding loans maturing in 2016, the scheduled principal will amortize subsequent to June 30, 2016 until the maturity date of the loans.

CMBS Liquidity Matters

During the six months ended June 30, 2016, we transferred six properties with a net book value of $29.5 million and extinguished defaulted principal and accrued interest outstanding of $50.1 million. As of June 30, 2016, we are in default on one CMBS fixed-rate loan due to the underperformance of the properties securing this loan. The wholly-owned special purpose entity subject to this mortgage loan is a separate legal entity and the sole owner of its assets and responsible for its liabilities. The aggregate outstanding principal balance of this loan, including capitalized interest, totaled $36.5 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lender of the special purpose entity that we anticipate either surrendering these properties to the lender or selling them in exchange for relieving the indebtedness, including any accrued interest, encumbering them.

The following table provides key elements of the defaulted mortgage loan (dollars in thousands) as of June 30, 2016:

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate	Default Rate	Accrued Interest (1)
Manufacturing	4	17,064	16	28,577	7,890	36,467	10,387	5.85%	9.85%	219
	4	$17,064	$16	$28,577	$7,890	$36,467	$10,387	5.85%	9.85%	$219
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.

Debt Maturities
Future principal payments due on our various types of debt outstanding as of June 30, 2016 (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Term Loan	$370,000	$—	$—	$370,000	$—	$—	$—
Master Trust Notes	1,682,542	9,836	21,893	163,262	40,420	448,202	998,929
CMBS - fixed-rate (1)	925,930	45,581	504,573	61,632	53,405	4,100	256,639
Convertible Notes	747,500	—	—	—	402,500	—	345,000
	$3,725,972	$55,417	$526,466	$594,894	$496,325	$452,302	$1,600,568
(1) The CMBS - fixed-rate payment balance in 2016 includes $36.5 million, including $7.9 million of capitalized interest, for the acceleration of principal payable following an event of default under one CMBS fixed-rate loan with a stated maturity in 2017.
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

Cash Flows
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

The following table presents a summary of our cash flows for the six months ended June 30, 2016 and June 30, 2015, respectively:

	Six Months Ended June 30,
	2016	2015	Change
	(in Thousands)
Net cash provided by operating activities	$176,980	$167,639	$9,341
Net cash provided by (used in) investing activities	491	(207,359)	207,850
Net cash used in financing activities	(169,851)	(96,787)	(73,064)
Net increase (decrease) in cash and cash equivalents	$7,620	$(136,507)	$144,127
As of June 30, 2016, we had $29.4 million of cash and cash equivalents as compared to $21.8 million as of December 31, 2015.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to a reduction in cash paid for interest of $11.2 million and an increase in cash revenue of $8.1 million partially offset by an increase in debt extinguishment costs of $7.0 million, restructuring charge payments of $3.3 million and payments to terminate interest rate swap agreements of $1.7 million.
The increase in revenue was primarily attributable to the acquisition of 209 properties, representing an investment in real estate during the twelve months ended June 30, 2016 totaling $575.7 million, partially offset by the disposition of 118 properties during the same period with an investment value of $422.8 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash provided by investing activities during the six months ended June 30, 2016 included cash proceeds of $189.0 million from the disposition of 65 properties (5 of which were disposed of through a $24.4 million 1031 Exchange) partially offset by $235.3 million to fund the acquisition of 125 properties (11 of which were acquired through a $64.3 million non-cash 1031 Exchange) and capitalized real estate expenditures of $6.0 million. Net cash provided by investing activities also included the release of sales proceeds from restricted cash accounts of $3.9 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $16.8 million.
During the same period in 2015, net cash used in investing activities included $547.5 million to fund the acquisition of 148 properties (62 of which were acquired through a $172.1 million non-cash 1031 Exchange) and capitalized real estate expenditures of $3.2 million partially offset by cash proceeds of $341.0 million from the disposition of 57 properties (23 of which were disposed of through a $212.1 million non-cash 1031 Exchange). Net cash used in investing activities also included the release of sales proceeds from restricted cash accounts of $43.4 million and collections of principal on loans receivable and real estate assets under direct financing leases of $2.9 million partially offset by investment in loans receivable of $4.0 million.
Financing Activities
Generally, our net cash used in and provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facilities and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during the six months ended June 30, 2016 was primarily attributable to repayment of our indebtedness of $460.8 million and the payment of dividends to equity owners of $155.0 million, both of which were paid primarily through sources from our operating cash flows. These amounts were partially offset by the sale of 3.0 million shares of our common stock under our ATM Program for aggregate net proceeds of $402.0 million and net borrowings under our Revolving Credit Facilities and Term Loan of $45.0 million.
During the same period in 2015, net cash used in financing activities was primarily attributable to repayment of our indebtedness of $321.9 million, and the payment of dividends to equity owners of $141.2 million, both of which were paid primarily through operating cash flows and net borrowings under our Revolving Credit Facilities of $4.8 million. These amounts were partially offset by the issuance and sale of 23.0 million shares of our common stock in an underwritten public offering and the sale of 6.6 million shares of our common stock under our ATM Program for aggregate net proceeds of $347.3 million as well as transfers of funds held in reserve by lenders of $18.7 million.

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
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring costs, other general and administrative costs associated with relocation of our headquarters, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), costs associated with swap terminations, transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs' AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income determined in accordance with GAAP as a performance measure. A reconciliation of our FFO and AFFO to net income (loss) attributable to common stockholders (computed in accordance with GAAP) is included in the financial information accompanying this report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Net income attributable to common stockholders (1)	$49,510	$60,891	$75,513	$86,215
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,166	64,577	128,737	130,779
Portfolio impairments
Continuing operations	12,732	33,775	25,183	35,296
Discontinued operations	—	—		34
Realized gain on sales of real estate (2)	(14,027)	(63,278)	(26,589)	(74,616)
Total adjustments	62,871	35,074	127,331	91,493

FFO	$112,381	$95,965	$202,844	$177,708
Add/(less):
Gain on debt extinguishment	(14,016)	(3,377)	(8,675)	(2,147)
Restructuring charges	1,813	—	2,462	—
Other costs included in general and administrative associated with headquarters relocation	1,129	—	1,941	—
Real estate acquisition costs	979	453	1,036	1,546
Non-cash interest expense	3,010	2,590	5,966	5,166
Accrued interest and fees on defaulted loans	1,243	1,630	3,098	3,452
Swap termination costs (included in general and administrative)	1,724	—	1,724	—
Non-cash revenues	(5,367)	(5,742)	(11,954)	(10,551)
Non-cash compensation expense	1,485	3,461	3,790	7,288
Total adjustments to FFO	(8,000)	(985)	(612)	4,754

AFFO	$104,381	$94,980	$202,232	$182,462

Dividends declared to common stockholders	$83,944	$75,057	$161,545	$146,185
Net income per share of common stock
Basic (4)	$0.10	$0.14	$0.16	$0.20
Diluted (3) (4)	$0.10	$0.14	$0.16	$0.20
FFO per share of common stock
Diluted (3) (4)	$0.24	$0.22	$0.44	$0.42
AFFO per share of common stock
Diluted (3) (4)	$0.22	$0.22	$0.44	$0.43
Weighted average shares of common stock outstanding:
Basic	473,161,125	436,619,138	457,263,526	423,889,238
Diluted (3)	473,164,386	436,923,755	457,267,015	424,343,232
(1) For the three and six months ended June 30, 2016, net income attributable to common stockholders includes compensation for lost rent received from the Haggen Holdings, LLC settlement for 6 rejected stores as follows (in millions):

Contractual rent from date of rejection through either sale or June 30, 2016	$1.3
Three months of prepaid rent for the 3 stores subsequently sold	0.5
Total included in AFFO	$1.8
(2) Includes amounts related to discontinued operations.
(3) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(4) For the three months ended June 30, 2016 and 2015, dividends paid to unvested restricted stockholders of $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2016 and 2015, dividends paid to unvested restricted stockholders of $0.2 million and $0.4 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see Note 12).

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

	June 30,
	2016	2015
	(unaudited)
Revolving Credit Facilities	$—	$20,000
Term Loan, net	368,207	—
Mortgages and notes payable, net	2,571,844	3,291,679
Convertible Notes, net	696,290	684,066
	3,636,341	3,995,745
Add/(less):
Preferred stock	—	—
Unamortized debt discount (premium)	51,783	54,247
Unamortized deferred financing costs	37,848	42,870
Cash and cash equivalents	(29,410)	(39,674)
Cash reserves on deposit with lenders as additional security classified as other assets	(21,704)	(23,716)
Total adjustments	38,517	33,727
Adjusted Debt	$3,674,858	$4,029,472

	Three Months Ended June 30,
	2016	2015
	(unaudited)
Net income attributable to common stockholders	$49,510	$60,891
Add/(less): (1)
Interest	49,172	56,167
Depreciation and amortization	64,263	64,671
Income tax expense	839	161
Total adjustments	114,274	120,999
EBITDA	$163,784	$181,890
Add/(less): (1)
Restructuring charges	1,813	—
Other costs in general and administrative associated with headquarters relocation	1,129	—
Real estate acquisition costs	979	453
Impairments on real estate assets	12,732	33,775
Swap termination costs (included in general and administrative)	1,724	—
Realized gain on sales of real estate	(14,027)	(63,278)
Gain on debt extinguishment	(14,016)	(3,377)
Total adjustments to EBITDA	(9,666)	(32,427)
Adjusted EBITDA	$154,118	$149,463
Annualized Adjusted EBITDA (2)	$616,472	$597,852

Adjusted Debt / Annualized Adjusted EBITDA	6.0	6.7

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA of the current quarter multiplied by 4.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements
See Note 2 to our June 30, 2016 unaudited consolidated financial statements.

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of June 30, 2016, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of June 30, 2016, approximately $3.36 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting primarily of our Master Trust Notes, CMBS fixed-rate loans and Convertible Notes. As of June 30, 2016, the weighted average stated interest rate of fixed-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 4.81%. As of June 30, 2016, approximately $370.0 million of our indebtedness consisted of variable-rate obligations, consisting primarily of our Term Loan. As of June 30, 2016, the weighted average stated interest rate of our variable-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 1.80%. If one-month LIBOR as of June 30, 2016 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $370.0 million outstanding under the Term Loan would impact our future earnings and cash flows by $3.7 million.
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
The following table discloses the fair value information for these financial instruments as of June 30, 2016 (in thousands):

	Carrying Value	Estimated Fair Value
Term Loan, net (1)	$368,207	$369,182
Mortgages and notes payable, net (1)	2,571,844	2,673,824
Convertible Notes, net (1)	696,290	818,775
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2016 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

4.9
Series 2013-1 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2014 and incorporated herein by reference.

Exhibit No.	Description
4.10
Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

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

10.1
Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed within the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 11, 2016 and incorporated herein by reference.

10.2	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.3	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.4
Form of Performance Share Award Agreement. Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013 and incorporated herein by reference.

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

10.8
Omnibus Collateral Assignment of Material Agreements, Permits and Licenses, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013. Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013 and incorporated herein by reference.

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

10.15
Property Management and Servicing Agreement, between Midland Loan Services, Spirit Master Funding VII, LLC and Spirit Realty, L.P., dated as of December 23, 2013, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on March 4, 2014 and incorporated herein by reference.

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

10.17	First Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. on September 12, 2014 and incorporated herein by reference.

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

10.25	Director Compensation Program of Spirit Realty Capital, Inc. as of January 1, 2015 filed within as Exhibit 10.25 of the Company's Form 10-Q on August 4, 2016.

10.26
Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr., dated as of March 25, 2015 filed as Exhibit 10.1 of the Company's Form 8-K on March 25, 2015 and incorporated herein by reference.

10.27
Employment Letter Agreement between Spirit Realty Capital, Inc. and Philip D. Joseph, Jr. dated as of October 14, 2015 filed as Exhibit 10.27 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.28
First Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr, dated as of February 23, 2016 filed as Exhibit 10.28 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.29
Credit Agreement among Spirit Realty L.P., Wells Fargo Bank, N.A., as the administrative agent, and the various financial institutions as are or may become parties thereto, dated as of March 31, 2015, filed as Exhibit 10.1 of the Company's Form 8-K on March 31, 2015 and incorporated herein by reference.

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

10.33
Term Loan Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Bank of America, N.A., as the administrative agent, dated as of November 3, 2015, filed as Exhibit 10.1 of the Company's Form 8-K on November 6, 2015 and incorporated herein by reference.

10.34
First Amendment to the Credit Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated as of November 3, 2015, filed as Exhibit 10.34 of the Company's Annual Report Form 10-K on February 26, 2016 and incorporated herein by reference.

10.35
Credit Agreement Guaranty dated as of March 31, 2015 in favor of Wells Fargo Bank National Association, the Administrative Agent for the lenders, and among Spirit Realty, L.P., filed as Exhibit 10.35 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.36
The 2016 executive cash bonus program, was approved by the Compensation Committee of the Board of Directors of Spirit Realty Capital, Inc. on February 18, 2016 and filed as Exhibit 10.36 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.37
Employment Agreement among Spirit Realty Capital, Inc. and Boyd Messmann, dated as of June 3, 2016, filed as Exhibit 10.1 of the Company's Form 8-K on June 6, 2016 and incorporated herein by reference.

10.38
Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated as of September 7, 2016 filed as Exhibit 10.1 of the Company's Form 8-K on July 27, 2016 and incorporated herein by reference.

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

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)
Date: August 4, 2016