Form 10-Q/A
period 2015-03-31
SPIRIT REALTY CAPITAL, INC.
filed 2016-11-01
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-36004
_______________________________________________
SPIRIT REALTY CAPITAL, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(972) 476-1900
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

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

SPIRIT REALTY CAPITAL, INC.

EXPLANATORY NOTE
The Company is restating its interim unaudited consolidated financial statements for the quarter ended March 31, 2015. See the Company's Current Report on Form 8-K filed with the SEC on October 19, 2016 for additional details.
When the Company disposes of real estate assets, if the real estate assets constitute a business, a portion of the Company’s goodwill should be allocated to the carrying value of the business disposed of to determine the gain/loss on disposal. Further, when the Company classifies real estate assets that constitute a business as held for sale, the carrying amount used to determine an impairment loss, if any, should include an allocation of goodwill, in accordance with ASC 350 “Intangibles - Goodwill and Other." Historically, the Company did not allocate goodwill resulting from the Cole II Merger to real estate assets disposed of or consider the amount of goodwill attributable to real estate assets held for sale in assessing impairment in the Company’s consolidated financial statements as of and for the three months ended March 31, 2015.
As explained in Note 2 to the consolidated financial statements included within this Form 10-Q/A (as defined below), the restatement is a correction of an error in the application of the accounting treatment under ASC 350. For each real estate asset that constitutes a business that was disposed of or classified as held for sale, the restatement reflects an allocation of goodwill that has been derived based upon the proportionate fair value of the real estate asset to the fair value of the Company’s reporting unit (i.e. the Company's equity).
The allocation of goodwill to real estate assets disposed of resulted in a decrease in gain on disposition of assets of $2.2 million for the three months ended March 31, 2015 and a decrease of $7.8 million to goodwill as of March 31, 2015. The allocation of goodwill to real estate assets held for sale resulted in an increase of $0.6 million to impairments for the three months ended March 31, 2015 and a decrease of $1.4 million to real estate assets held for sale, net as of March 31, 2015. Additionally, the correction of these errors resulted in an increase of $9.2 million to accumulated deficit as of March 31, 2015.
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, initially filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2015 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s consolidated balance sheet at March 31, 2015 and (ii) the Company’s consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2015, and the notes related thereto. Additionally, although the effects were determined to be immaterial, the Company’s consolidated balance sheet as of December 31, 2014 and the Company’s consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2014 included in this Form 10-Q/A are being restated to reflect the correction of these errors. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and only amends and restates Items 1, 2, and 4 of Part I of the Original Filing to reflect the adjustments described above and in Note 2, and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 2 to the accompanying consolidated financial statements in this Form 10-Q/A.
Notably, these adjustments did not negatively impact the following metrics of the Company:

•	Revenues;

•	Cash position or its total cash flows from operating, investing or financing activities;

•	Liquidity;

•	Funds from operations (“FFO”);

•	Adjusted funds from operations (“AFFO”);

•	Reported capitalization rates on the sale of assets; and

•	Any metric utilized in the determination of executive compensation.
Additionally, the Company remains in compliance with all of its debt agreements and financial covenants.
Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1, respectively.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2015	December 31, 2014
	(Restated)	(Restated)
Assets
Investments:
Real estate investments:
Land and improvements	$2,666,746	$2,614,630
Buildings and improvements	4,651,097	4,579,166
Total real estate investments	7,317,843	7,193,796
Less: accumulated depreciation	(779,083)	(752,210)
	6,538,760	6,441,586
Loans receivable, net	107,403	109,425
Intangible lease assets, net	573,925	590,073
Real estate assets under direct financing leases, net	52,852	56,564
Real estate assets held for sale, net	175,794	119,046
Net investments	7,448,734	7,316,694
Cash and cash equivalents	108,134	176,181
Deferred costs and other assets, net	149,789	185,507
Goodwill	283,664	285,848
Total assets	$7,990,321	$7,964,230
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities, net	$181,518	$15,114
Mortgages and notes payable, net	3,456,609	3,629,998
Convertible Notes, net	681,109	678,190
Total debt, net	4,319,236	4,323,302
Intangible lease liabilities, net	204,161	205,968
Accounts payable, accrued expenses and other liabilities	122,973	123,298
Total liabilities	4,646,370	4,652,568
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 418,401,109 shares and 411,350,440 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4,184	4,113
Capital in excess of par value	4,443,468	4,361,320
Accumulated deficit	(1,102,083)	(1,052,688)
Accumulated other comprehensive loss	(1,618)	(1,083)
Total stockholders’ equity	3,343,951	3,311,662
Total liabilities and stockholders’ equity	$7,990,321	$7,964,230
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:	(Restated)	(Restated)
Rentals	$154,518	$137,479
Interest income on loans receivable	1,722	1,837
Earned income from direct financing leases	795	846
Tenant reimbursement income	4,631	3,319
Interest income and other	621	491
Total revenues	162,287	143,972
Expenses:
General and administrative	12,600	11,067
Property costs	7,407	5,282
Real estate acquisition costs	1,093	1,281
Interest	57,914	54,399
Depreciation and amortization	66,296	60,549
Impairments	2,200	1,911
Total expenses	147,510	134,489
Income from continuing operations before other expense and income tax expense	14,777	9,483
Other expense:
Loss on debt extinguishment	(1,230)	—
Total other expense	(1,230)	—
Income from continuing operations before income tax expense	13,547	9,483
Income tax expense	(362)	(217)
Income from continuing operations	13,185	9,266
Discontinued operations:
Income from discontinued operations	227	3,054
Loss on dispositions of assets	—	(7)
Income from discontinued operations	227	3,047
Income before gain on dispositions of assets	13,412	12,313
Gain on dispositions of assets	9,151	1,535
Net income attributable to common stockholders	$22,563	$13,848
Net income per share of common stock—basic:
Continuing operations	$0.05	$0.03
Discontinued operations	—	0.01
Net income per share attributable to common stockholders—basic	$0.05	$0.04
Net income per share of common stock—diluted:
Continuing operations	$0.05	$0.03
Discontinued operations	—	0.01
Net income per share attributable to common stockholders—diluted	$0.05	$0.04
Weighted average common shares outstanding:
Basic	411,017,895	368,684,942
Diluted	411,622,434	369,387,638
Dividends declared per common share issued	$0.17000	$0.16625
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
Net income	$22,563	$13,848
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(852)	(402)
Net cash flow hedge losses reclassified to operations	317	323
Total comprehensive income	$22,028	$13,769
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity (As Restated, see Note 2)
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Total Stockholders’ Equity
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL
Balances, December 31, 2014 (Restated)	411,350,440	$4,113	$4,361,320	$(1,052,688)	$(1,083)	$3,311,662
Net income (Restated)	—	—	—	22,563	—	22,563
Other comprehensive loss	—	—	—	—	(535)	(535)
Dividends declared on common stock	—	—	—	(71,123)	—	(71,123)
Repurchase of shares of common stock	(60,603)	—	—	(720)	—	(720)
Issuance of shares of common stock, net	6,610,100	66	78,486	—	—	78,552
Stock-based compensation, net	501,172	5	3,662	(115)	—	3,552
Balances, March 31, 2015 (Restated)	418,401,109	$4,184	$4,443,468	$(1,102,083)	$(1,618)	$3,343,951
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
Operating activities
Net income attributable to common stockholders	$22,563	$13,848
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	66,296	60,549
Impairments	2,234	1,911
Amortization of deferred financing costs	2,072	973
Derivative net settlements, amortization and other interest rate hedge losses	(28)	(26)
Amortization of debt discounts (premiums)	476	(929)
Stock-based compensation expense	3,827	2,452
Loss on debt extinguishment	1,230	—
Debt extinguishment costs	(2,733)	—
Gains on dispositions of real estate and other assets, net	(9,151)	(1,528)
Non-cash revenue	(4,809)	(3,962)
Other	(14)	121
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,938)	(1,510)
Accounts payable, accrued expenses and other liabilities	(420)	(6,055)
Net cash provided by operating activities	79,605	65,844
Investing activities
Acquisitions/investments of real estate	(265,740)	(157,972)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,452	1,319
Proceeds from dispositions of real estate and other assets	71,547	6,243
Transfers of net sales proceeds (to) from restricted accounts under 1031 Exchanges	(6,937)	20,784
Transfers of net sales proceeds from (to) Master Trust Release	43,412	(6,345)
Net cash used in investing activities	(156,266)	(135,971)
Financing activities
Borrowings under Revolving Credit Facilities	345,000	180,535
Repayments under Revolving Credit Facilities	(175,101)	(80,049)
Borrowings under mortgages and notes payable	—	10,000
Repayments under mortgages and notes payable	(167,102)	(14,116)
Deferred financing costs	(3,562)	(503)
Proceeds from issuance of common stock, net of offering costs	78,552	—
Proceeds from exercise of stock options	—	183
Purchase of shares of common stock	(720)	(104)
Dividends paid/distributions to equity owners	(70,046)	(61,573)
Transfers from (to) escrow deposits with lenders	1,593	(850)
Net cash provided by financing activities	8,614	33,523
Net decrease in cash and cash equivalents	(68,047)	(36,604)
Cash and cash equivalents, beginning of period	176,181	66,588
Cash and cash equivalents, end of period	$108,134	$29,984
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

As of March 31, 2015, our undepreciated gross investment in real estate and loans totaled approximately $8.22 billion, representing investments in 2,547 properties, including properties securing mortgage loans made by the Company. Of this amount, 98.7% consisted of our gross investment in real estate, representing ownership of 2,402 properties, having a gross investment of $8.12 billion, and the remaining 1.3% consisted of commercial mortgage loans receivable, having a gross investment of $107.4 million, secured by the remaining 145 properties or other related assets.
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
Acquisitions and Dispositions

During the three months ended March 31, 2015, the Company purchased 53 properties, representing an aggregate gross investment in real estate properties of $265.5 million, which includes $0.2 million in revenue producing capital expenditures in existing properties. During the same period, the Company sold 15 properties for $77.2 million in gross sales proceeds. See Note 4 for additional discussion of the Company's investments.

Note 2. Restatement
The restatement of the Company's consolidated financial statements results from the Company's subsequent accounting for goodwill resulting from the Cole II Merger. Previously, the Company did not allocate goodwill to the disposal of real estate assets or held for sale real estate assets that met the definition of a business under GAAP, as required by ASC 350 “Intangibles - Goodwill and Other” in order to determine gain on disposition of assets or impairments, if any, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

For the disposal of real estate assets that constituted a business, goodwill and gain on disposition of assets both should have been reduced by the proportionate amount of goodwill allocated to each disposed of real estate asset. The amount of goodwill allocated is derived as the proportionate fair value of the real estate considered to be a business under GAAP at the time of sale to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to goodwill of $7.8 million at March 31, 2015 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $2.2 million for the three months ended March 31, 2015. The restated consolidated balance sheet includes a reduction to goodwill of $5.6 million at December 31, 2014 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $0.2 million for the three months ended March 31, 2014.
Further, in evaluating the impairment on held for sale real estate assets considered to be a business under GAAP, the proportionate amount of goodwill attributable to the real estate asset held for sale should be considered in determining the amount of impairment, if any. The amount of goodwill attributed is derived as the proportionate fair value of the real estate asset considered to be a business under GAAP held for sale at measurement date to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $1.4 million at March 31, 2015 and the restated consolidated statement of operations includes an increase to impairments of $0.6 million for the three months ended March 31, 2015. The restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.9 million at December 31, 2014 and the restated consolidated statement of operations includes an increase to impairments of $0.2 million for the three months ended March 31, 2014.

The Company has historically presented share repurchases as treasury stock (thereby reducing stockholders’ equity) in the consolidated balance sheets and consolidated statements of stockholders’ equity. However, the Company is incorporated in Maryland and under Maryland law, there is no concept of treasury stock. Therefore, shares repurchased should be considered retired and constitute authorized but unissued shares rather than treasury stock as previously presented. As a result, during the three months ended March 31, 2015, the Company has corrected the classification error and the amount previously reported as treasury stock of $4.9 million at December 31, 2014 is presented as a reduction to common stock and an increase in accumulated deficit in the restated consolidated balance sheet and consolidated statement of stockholders' equity. In addition, the number of shares previously disclosed as issued has been reduced by the number of shares repurchased of 473,599 at December 31, 2014. This change does not affect previously disclosed shares outstanding, total stockholders’ equity or earnings per share computations.
The consolidated financial statements included in this Form 10-Q/A have been restated as of March 31, 2015 and for the three months then ended to reflect the adjustments described above. The consolidated financial statements included in this Form 10-Q/A have been restated as of December 31, 2014 and for the three months ended March 31, 2014 to reflect the adjustments described above. The following statements present the effect of the restatement on (i) the Company's consolidated balance sheets at March 31, 2015 and December 31, 2014, (ii) the Company's consolidated statements of operations for the three months ended March 31, 2015 and 2014 and (iii) the Company's consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The Company did not present a summary of the effect of the restatement on the consolidated statement of stockholders' equity for any of the above referenced periods because the impact to stockholders' equity is reflected below in the restated consolidated balance sheets. The Company did not present a summary of the effect of the restatement on the consolidated statements of comprehensive income for any of the above referenced periods because the impact to net income is reflected below in the restated consolidated statements of operations and the restatement adjustments did not affect any other component of comprehensive income.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at March 31, 2015 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,666,746	$—	$2,666,746
Buildings and improvements	4,651,097	—	4,651,097
Total real estate investments	7,317,843	—	7,317,843
Less: accumulated depreciation	(779,083)	—	(779,083)
	6,538,760	—	6,538,760
Loans receivable, net	107,403	—	107,403
Intangible lease assets, net	573,925	—	573,925
Real estate assets under direct financing leases, net	52,852	—	52,852
Real estate assets held for sale, net	177,237	(1,443)	175,794
Net investments	7,450,177	(1,443)	7,448,734
Cash and cash equivalents	108,134	—	108,134
Deferred costs and other assets, net	149,789	—	149,789
Goodwill	291,421	(7,757)	283,664
Total assets	$7,999,521	$(9,200)	$7,990,321
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$181,518	$—	$181,518
Mortgages and notes payable, net	3,456,609	—	3,456,609
Convertible Notes, net	681,109	—	681,109
Total debt, net	4,319,236	—	4,319,236
Intangible lease liabilities, net	204,161	—	204,161
Accounts payable, accrued expenses and other liabilities	122,973	—	122,973
Total liabilities	4,646,370	—	4,646,370
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,189	(5)	4,184
Capital in excess of par value	4,443,468	—	4,443,468
Accumulated deficit	(1,087,306)	(14,777)	(1,102,083)
Accumulated other comprehensive loss	(1,618)	—	(1,618)
Treasury stock, at cost	(5,582)	5,582	—
Total stockholders’ equity	3,353,151	(9,200)	3,343,951
Total liabilities and stockholders’ equity	$7,999,521	$(9,200)	$7,990,321

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2014 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,614,630	$—	$2,614,630
Buildings and improvements	4,579,166	—	4,579,166
Total real estate investments	7,193,796	—	7,193,796
Less: accumulated depreciation	(752,210)	—	(752,210)
	6,441,586	—	6,441,586
Loans receivable, net	109,425	—	109,425
Intangible lease assets, net	590,073	—	590,073
Real estate assets under direct financing leases, net	56,564	—	56,564
Real estate assets held for sale, net	119,912	(866)	119,046
Net investments	7,317,560	(866)	7,316,694
Cash and cash equivalents	176,181	—	176,181
Deferred costs and other assets, net	183,173	2,334	185,507
Goodwill	291,421	(5,573)	285,848
Total assets	$7,968,335	$(4,105)	$7,964,230
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$12,780	$2,334	$15,114
Mortgages and notes payable, net	3,629,998	—	3,629,998
Convertible Notes, net	678,190	—	678,190
Total debt, net	4,320,968	2,334	4,323,302
Intangible lease liabilities, net	205,968	—	205,968
Accounts payable, accrued expenses and other liabilities	123,298	—	123,298
Total liabilities	4,650,234	2,334	4,652,568
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,118	(5)	4,113
Capital in excess of par value	4,361,320	—	4,361,320
Accumulated deficit	(1,041,392)	(11,296)	(1,052,688)
Accumulated other comprehensive loss	(1,083)	—	(1,083)
Treasury stock, at cost	(4,862)	4,862	—
Total stockholders’ equity	3,318,101	(6,439)	3,311,662
Total liabilities and stockholders’ equity	$7,968,335	$(4,105)	$7,964,230

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended March 31, 2015 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$154,518	$—	$154,518
Interest income on loans receivable	1,722	—	1,722
Earned income from direct financing leases	795	—	795
Tenant reimbursement income	4,631	—	4,631
Interest income and other	621	—	621
Total revenues	162,287	—	162,287
Expenses:
General and administrative	12,600	—	12,600
Property costs	7,407	—	7,407
Real estate acquisition costs	1,093	—	1,093
Interest	57,914	—	57,914
Depreciation and amortization	66,296	—	66,296
Impairments	1,624	576	2,200
Total expenses	146,934	576	147,510
Income from continuing operations before other expense and income tax expense	15,353	(576)	14,777
Other expense:
Loss on debt extinguishment	(1,230)	—	(1,230)
Total other expense	(1,230)	—	(1,230)
Income from continuing operations before income tax expense	14,123	(576)	13,547
Income tax expense	(362)	—	(362)
Income from continuing operations	13,761	(576)	13,185
Discontinued operations:
Income from discontinued operations	227	—	227
Income before gain on dispositions of assets	13,988	(576)	13,412
Gain on dispositions of assets	11,336	(2,185)	9,151
Net income attributable to common stockholders	$25,324	$(2,761)	$22,563
Net income per share of common stock—basic:
Continuing operations	$0.06	$(0.01)	$0.05
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—basic:	$0.06	$(0.01)	$0.05
Net income per share of common stock—diluted:
Continuing operations	$0.06	$(0.01)	$0.05
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—diluted:	$0.06	$(0.01)	$0.05
Weighted average common shares outstanding:
Basic	411,017,895	—	411,017,895
Diluted	411,622,434	—	411,622,434

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended March 31, 2014 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$137,479		$137,479
Interest income on loans receivable	1,837		1,837
Earned income from direct financing leases	846		846
Tenant reimbursement income	3,319		3,319
Interest income and other	491		491
Total revenues	143,972	—	143,972
Expenses:
General and administrative	11,067		11,067
Property costs	5,282		5,282
Real estate acquisition costs	1,281		1,281
Interest	54,399		54,399
Depreciation and amortization	60,549		60,549
Impairments	1,707	204	1,911
Total expenses	134,285	204	134,489
Income from continuing operations before income tax expense	9,687	(204)	9,483
Income tax expense	(217)		(217)
Income from continuing operations	9,470	(204)	9,266
Discontinued operations:
Income from discontinued operations	3,054		3,054
Loss on dispositions of assets	(7)		(7)
Income from discontinued operations	3,047	—	3,047
Income before gain on dispositions of assets	12,517	(204)	12,313
Gain on dispositions of assets	1,722	(187)	1,535
Net income attributable to common stockholders	$14,239	$(391)	$13,848
Net income per share of common stock—basic:
Continuing operations	$0.03	$—	$0.03
Discontinued operations	0.01	—	0.01
Net income per share attributable to common stockholders—basic:	$0.04	$—	$0.04
Net income per share of common stock—diluted:
Continuing operations	$0.03	$—	$0.03
Discontinued operations	0.01	—	0.01
Net income per share attributable to common stockholders—diluted:	$0.04	$—	$0.04
Weighted average common shares outstanding:
Basic	368,684,942	—	368,684,942
Diluted	369,387,638	—	369,387,638

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the three months ended March 31, 2015 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$25,324	$(2,761)	$22,563
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	66,296	—	66,296
Impairments	1,658	576	2,234
Amortization of deferred financing costs	2,072	—	2,072
Derivative net settlements, amortization and other interest rate hedge losses	(28)	—	(28)
Amortization of debt (premiums) discounts	476	—	476
Stock-based compensation expense	3,827	—	3,827
Loss (gain) on debt extinguishment	1,230	—	1,230
Debt extinguishment costs	(2,733)	—	(2,733)
Gains on dispositions of real estate and other assets, net	(11,336)	2,185	(9,151)
Non-cash revenue	(4,809)	—	(4,809)
Other	(14)	—	(14)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,938)	—	(1,938)
Accounts payable, accrued expenses and other liabilities	(420)	—	(420)
Net cash provided by operating activities	79,605	—	79,605
Investing activities
Acquisitions/investments of real estate	(265,740)	—	(265,740)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,452	—	1,452
Proceeds from dispositions of real estate and other assets	71,547	—	71,547
Transfers of net sales proceeds to restricted accounts under 1031 exchanges	(6,937)	—	(6,937)
Transfers of net sales proceeds from Master Trust Release	43,412	—	43,412
Net cash used in investing activities	(156,266)	—	(156,266)
Financing activities
Borrowings under credit facilities	345,000	—	345,000
Repayments under credit facilities	(175,101)	—	(175,101)
Borrowings under Convertible Notes	—	—	—
Borrowings under mortgages and notes payable	—	—	—
Repayments under mortgages and notes payable	(167,102)	—	(167,102)
Deferred financing costs	(3,562)	—	(3,562)
Proceeds from issuance of common stock, net of offering costs	78,552	—	78,552
Proceeds from exercise of stock options	—	—	—
Purchase of shares of common stock	(720)	—	(720)
Dividends paid/distributions to equity owners	(70,046)	—	(70,046)
Transfers from escrow deposits with lenders	1,593	—	1,593
Net cash provided by financing activities	8,614	—	8,614
Net decrease in cash and cash equivalents	(68,047)	—	(68,047)
Cash and cash equivalents, beginning of period	176,181	—	176,181
Cash and cash equivalents, end of period	$108,134	$—	$108,134

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the three months ended March 31, 2014 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$14,239	$(391)	$13,848
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	60,549	—	60,549
Impairments	1,707	204	1,911
Amortization of deferred financing costs	973	—	973
Derivative net settlements, amortization and other interest rate hedge losses	(26)	—	(26)
Amortization of debt (premiums) discounts	(929)	—	(929)
Stock-based compensation expense	2,452	—	2,452
Loss (gain) on debt extinguishment	—	—	—
Debt extinguishment costs	—	—	—
Gains on dispositions of real estate and other assets, net	(1,715)	187	(1,528)
Non-cash revenue	(3,962)	—	(3,962)
Other	121	—	121
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,510)	—	(1,510)
Accounts payable, accrued expenses and other liabilities	(6,055)	—	(6,055)
Net cash provided by operating activities	65,844	—	65,844
Investing activities
Acquisitions/investments of real estate	(157,972)	—	(157,972)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,319	—	1,319
Proceeds from dispositions of real estate and other assets	6,243	—	6,243
Transfers of net sales proceeds from restricted accounts under 1031 Exchanges	20,784	—	20,784
Transfers of net sales proceeds to Master Trust Release	(6,345)	—	(6,345)
Net cash used in investing activities	(135,971)	—	(135,971)
Financing activities
Borrowings under credit facilities	180,535	—	180,535
Repayments under credit facilities	(80,049)	—	(80,049)
Borrowings under mortgages and notes payable	10,000	—	10,000
Repayments under mortgages and notes payable	(14,116)	—	(14,116)
Deferred financing costs	(503)	—	(503)
Proceeds from issuance of common stock, net of offering costs	—	—	—
Proceeds from exercise of stock options	183	—	183
Purchase of shares of common stock	(104)	—	(104)
Dividends paid/distributions to equity owners	(61,573)	—	(61,573)
Transfers to escrow deposits with lenders	(850)	—	(850)
Net cash provided by financing activities	33,523	—	33,523
Net decrease in cash and cash equivalents	(36,604)	—	(36,604)
Cash and cash equivalents, beginning of period	66,588	—	66,588
Cash and cash equivalents, end of period	$29,984	$—	$29,984
Note 3. Summary of Significant Accounting Policies
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
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 5). As a result, the majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At March 31, 2015 and December 31, 2014, net assets totaling $5.2 billion and $5.7 billion, respectively, were held, and net liabilities totaling $3.6 billion and $3.8 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation. During the quarter ended March 31, 2015, the Company elected to early adopt ASU 2015-03 described below. Under the ASU, capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheet, are presented as a direct deduction from the carrying amount of the debt liability these costs relate to and retrospectively applied to prior periods. As of December 31, 2014, unamortized deferred financing costs of approximately $48.7 million was previously presented in deferred costs and other assets, net on the consolidated balance sheet. Of the $48.7 million, $46.3 million is now presented as a reduction of debt as of December 31, 2014. The remaining $2.3 million continues to be included in deferred costs and other assets, net as it relates to the revolving credit facilities.
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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

The Company early adopted the provisions of ASU 2015-03 beginning with the period ended March 31, 2015, and has applied the provisions retrospectively.

Note 4. Investments
Real Estate Investments

As of March 31, 2015, the Company's gross investment in real estate and loans totaled approximately $8.22 billion, representing investments in 2,547 properties, including 145 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with an 11.9% investment, accounting for more than 10% of the total dollar amount of the Company’s investment portfolio.

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
During the three months ended March 31, 2015, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization, as restated:

	Number of Properties			Dollar Amount of Investments, net
	Owned (3)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2014	2,364	145	2,509	$7,934,072	$109,425	$8,043,497
Acquisitions/improvements (1) (3)	53	—	53	265,740	—	265,740
Dispositions of real estate (2) (3)	(15)	—	(15)	(78,428)	—	(78,428)
Principal payments and payoffs	—	—	—	—	(1,403)	(1,403)
Impairments	—	—	—	(2,132)	—	(2,132)
Write off of gross lease intangibles	—	—	—	(1,844)	—	(1,844)
Loan premium amortization and other	—	—	—	(49)	(619)	(668)
Gross balance, March 31, 2015	2,402	145	2,547	$8,117,359	$107,403	$8,224,762
Accumulated depreciation and amortization				(981,784)	—	(981,784)
Other non-real estate assets held for sale				1,595	—	1,595
Net balance, March 31, 2015				$7,137,170	$107,403	$7,244,573
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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale, for continuing and discontinued operations, for the three months ended March 31, 2015, as restated:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2014	19	5	24	$110,052	$8,994	$119,046
Transfers from real estate investments	23	—	23	105,399	(34)	105,365
Sales	(10)	—	(10)	(48,617)	—	(48,617)
Balance, March 31, 2015	32	5	37	$166,834	$8,960	$175,794

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

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
Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations, as restated (in thousands):

	Three Months Ended March 31,
	2015	2014
Real estate and intangible asset impairment	$1,619	$1,841
Write-off of lease intangibles due to lease terminations, net	512	70
Total impairments from real estate investment net assets	2,131	1,911
Other impairment	103	—
Total impairment loss in continuing and discontinued operations	$2,234	$1,911

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 5. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Term (3)	March 31, 2015	December 31, 2014
			(in Years)	(In Thousands)
Revolving Credit Facilities	NM	2.23%	3.8	$185,081	$15,181
Master Trust Notes	5.44%	5.04%	7.9	1,705,910	1,710,380
CMBS - fixed-rate	5.45%	5.86%	3.0	1,671,951	1,836,181
CMBS - variable-rate (4)	3.50%	3.30%	2.5	110,598	110,685
Convertible Notes	4.84%	3.28%	5.0	747,500	747,500
Unsecured fixed rate promissory note	9.12%	7.00%	6.8	1,269	1,293
	5.33%	4.89%	5.3	4,422,309	4,421,220
Debt discount, net				(54,574)	(51,586)
Deferred financing costs, net (5)				(48,499)	(46,332)
Total debt, net				$4,319,236	$4,323,302
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
(4) Variable-rate notes are predominantly hedged with interest rate swaps (see Note 6).
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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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

CMBS

As of March 31, 2015, indirect wholly-owned subsidiaries of the Corporation were borrowers under 163 fixed and 11 variable-rate non-recourse loans which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of March 31, 2015 for these fixed-rate notes ranged from 3.90% to 8.39%. The stated interest rates as of March 31, 2015 for the variable-rate notes ranged from 2.67% to 3.68%. As of March 31, 2015, these fixed and variable-rate loans were secured by 505 and 123 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 4.55% on a significant portion of the variable-rate debt (see Note 6).

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

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

Note 9. Fair Value Measurements
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1) (Restated)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
March 31, 2015
Lease intangible assets	$—	$—	$—	$—	$—	$(615)
Long-lived assets held for sale	4,495	—	—	—	4,495	(1,619)
						$(2,234)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(21,653)
						$(38,015)
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
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

	March 31, 2015		December 31, 2014
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Loans receivable, net	$107,403	$113,495	$109,425	$115,747
Revolving Credit Facilities	181,518	185,212	15,114	15,254
Mortgages and notes payable, net	3,456,609	3,697,971	3,629,998	3,899,950
Convertible Notes, net	681,109	747,589	678,190	729,231
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.

Note 10. Significant Credit and Revenue Concentration

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 11. Discontinued Operations

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

Note 12. Supplemental Cash Flow Information
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

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
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 14. Income Per Share
Income per share has been computed using the two-class method. Income per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted income per share, as restated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Basic and diluted earnings:
Income from continuing operations	$13,185	$9,266
Gain on dispositions of assets	9,151	1,535
Less: income attributable to unvested restricted stock	(209)	(333)
Income used in basic and diluted income per share from continuing operations	22,127	10,468
Income from discontinued operations	227	3,047
Net income attributable to common stockholders used in basic and diluted income per share	$22,354	$13,515

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	412,195,685	370,535,587
Less: unvested weighted average shares of restricted stock	(1,177,790)	(1,850,645)
Weighted average number of shares outstanding used in basic income per share	411,017,895	368,684,942

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	598,015	697,638
Stock options	6,524	5,058
Weighted average number of shares of common stock used in diluted income per share	411,622,434	369,387,638

Potentially dilutive shares of common stock
Unvested shares of restricted stock	457,283	688,348
Total	457,283	688,348
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

(In Thousands, Except Share and Per Share Data)

Notes to Consolidated Financial Statements - (continued)
March 31, 2015
(Unaudited)

Note 15. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures for the quarter ended March 31, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
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
We generate our revenue primarily by leasing our properties to our tenants. As of March 31, 2015, our undepreciated gross investment in real estate and loans totaled approximately $8.22 billion, representing investments in 2,547 properties, including properties securing our mortgage loans. Of this amount, 98.7% consisted of our gross investment in real estate, representing ownership of 2,402 properties, and the remaining 1.3% consisted primarily of commercial mortgage loans receivable secured by 145 real properties.
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

2015 Highlights

For the first quarter ended March 31, 2015:

•	Recognized revenues of $162.3 million, a 12.7% increase over the revenues reported in the first quarter of 2014.

•	Generated AFFO of $0.21 per share, FFO of $0.20 per share, and net income of $0.05 per share.

•
Closed 32 real estate transactions and invested $265.5 million (including $0.2 million in follow on investments in existing properties), which added 53 properties to our portfolio, earning an initial cash yield of approximately 7.68% under leases with an average remaining term of 17.2 years.

•	Sold 15 properties generating gross proceeds of $77.2 million, including 5 Shopko properties for approximately $38.8 million, with an overall gain on sale of $9.2 million.

•	Entered into a new $600.0 million unsecured credit facility and terminated our $400.0 million secured credit facility.

•	Extinguished $162.8 million of high coupon debt that had a 5.76% weighted average coupon rate.

•	Sold 6.6 million common shares through Spirit's at-the-market program ("ATM"), at an average share price of $12.07, and generating net proceeds of $78.6 million.

•	Reduced Shopko tenant concentration to 12.8% of total revenues down from 14.0% at December 31, 2014.

•	Declared cash dividends for the first quarter of $0.17 per share, which equates to an annualized dividend of $0.68 per share.

•	Maintained essentially full occupancy at over 98%.

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

Results of Operations
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$154,518	$137,479	$17,039	12.4%
Interest income on loans receivable	1,722	1,837	(115)	(6.3)%
Earned income from direct financing leases	795	846	(51)	(6.0)%
Tenant reimbursement income	4,631	3,319	1,312	39.5%
Interest income and other	621	491	130	26.5%
Total revenues	162,287	143,972	18,315	12.7%
Expenses:
General and administrative	12,600	11,067	1,533	13.9%
Property costs	7,407	5,282	2,125	40.2%
Real estate acquisition costs	1,093	1,281	(188)	(14.7)%
Interest	57,914	54,399	3,515	6.5%
Depreciation and amortization	66,296	60,549	5,747	9.5%
Impairments	2,200	1,911	289	15.1%
Total expenses	147,510	134,489	13,021	9.7%
Income from continuing operations before other expense and income tax expense	14,777	9,483	5,294	55.8%
Other expense:
Loss on debt extinguishment	(1,230)	—	(1,230)	NM
Total other expense	(1,230)	—	(1,230)	NM
Income from continuing operations before income tax expense	13,547	9,483	4,064	42.9%
Income tax expense	(362)	(217)	(145)	(66.8)%
Income from continuing operations	$13,185	$9,266	$3,919	42.3%

Gain on dispositions of assets	$9,151	$1,535	$7,616	NM
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

Impairments

Impairment charges for the three months ended March 31, 2015 included $1.6 million on the impairment of ten properties that were held for sale and $0.6 million of lease intangible write-offs resulting from lease terminations. For the same period in 2014, impairment charges included $1.0 million on the impairment of one held for sale property, $0.8 million on the impairment of 2 vacant restaurants and $0.1 million of lease intangible write-offs.

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

Gain on dispositions of assets
For the three months ended March 31, 2015, gain on dispositions of assets included $5.2 million from the sale of 5 Shopko properties and $2.1 million from the sale of one of our distribution properties. During the same period in 2014, the gain on disposition of assets included $1.5 million from the sale of one of our restaurant properties.

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

FFO and AFFO

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computations per share, as restated (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income attributable to common stockholders	$22,563	$13,848
Add/(less):
Portfolio depreciation and amortization
Continuing operations	66,202	60,455
Portfolio impairments
Continuing operations	2,097	1,911
Discontinued operations	34	—
Realized gains on sales of real estate (1)	(9,153)	(1,528)
Total adjustments	59,180	60,838

FFO	$81,743	$74,686
Add/(less):
Loss on debt extinguishment	1,230	—
Master Trust Notes exchange costs	—	17
Real estate acquisition costs	1,093	1,281
Non-cash interest expense	2,576	76
Accrued interest on defaulted loans	1,822	—
Non-cash revenues	(4,809)	(3,962)
Non-cash compensation expense	3,827	2,452
Total adjustments to FFO	5,739	(136)

AFFO	$87,482	$74,550

Dividends declared to common stockholders	$71,128	$61,634
Net income per share of common stock
Basic(3)	$0.05	$0.04
Diluted (2) (3)	$0.05	$0.04
FFO per share of common stock
Diluted (2) (3)	$0.20	$0.20
AFFO per share of common stock
Diluted (2) (3)	$0.21	$0.20
Weighted average shares of common stock outstanding:
Basic	411,017,895	368,684,942
Diluted (2)	411,622,434	369,387,638

(1) Includes amounts related to discontinued operations.
(2) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(3) For the quarter ended March 31, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.2 million and $0.3 million, respectively, are deducted from net income attributable to common stockholders, FFO and AFFO in the computation of per share amounts (see Note 14).

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA, as restated (dollars in thousands):

	March 31,
	2015	2014
	(unaudited)
Revolving Credit Facilities, net	$181,518	$132,086
Mortgages and notes payable, net	3,456,609	3,718,220
Convertible Notes, net	681,109	—
	4,319,236	3,850,306
Add/(less):
Preferred stock	~~—~~	~~—~~
Unamortized debt discount/(premium)	54,574	(740)
Unamortized deferred financing costs	48,499	23,355
Cash and cash equivalents	(108,134)	(29,984)
Cash collateral deposits for the benefit of lenders classified as other assets	(29,783)	(21,865)
Total adjustments	(34,844)	(29,234)
Adjusted Debt	$4,284,392	$3,821,072

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income attributable to common stockholders	$22,563	$13,848
Add/(less)(1):
Interest	57,914	54,399
Depreciation and amortization	66,296	60,549
Income tax expense	362	217
Total adjustments	124,572	115,165
EBITDA	$147,135	$129,013
Add/(less):(1)
Master Trust Notes exchange costs	—	17
Real estate acquisition costs	1,093	1,281
Impairments	2,131	1,911
Realized gains on sales of real estate	(9,153)	(1,528)
Loss on debt extinguishment	1,230	—
Total adjustments to EBITDA	(4,699)	1,681
Adjusted EBITDA	$142,436	$130,694
Annualized Adjusted EBITDA (2)	$569,744	$522,776

Leverage (Adjusted Debt / Annualized Adjusted EBITDA)	7.5	7.3

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA multiplied by 4.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 3 to the March 31, 2015 unaudited consolidated financial statements.

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
The following table discloses the fair value information for these financial instruments as of March 31, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$181,518	$185,212
Mortgages and notes payable, net	3,456,609	3,697,971
Convertible Notes, net (1)	681,109	747,589
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of the Original Filing, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
As disclosed in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015, filed concurrently with this Form 10-Q/A, the Company failed to design controls over the review of the accounting for real estate asset dispositions; specifically, the allocation of a portion of the Company's goodwill to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale.
Management became aware of this material weakness in internal control over financial reporting and took immediate actions to remediate the material weakness. The Company will initiate robust controls over the proper application of GAAP in accounting for goodwill related to the disposal of assets and in allocating goodwill to held for sale assets in determining the amount, if any, for impairment charges. The Company currently expects to have this material weakness remediated no later than December 31, 2016.
Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 31, 2016