Form 10-Q/A
period 2015-06-30
SPIRIT REALTY CAPITAL, INC.
filed 2016-11-01
CIK 1308606

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
SPIRIT REALTY CAPITAL, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(972) 746-1900
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

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

SPIRIT REALTY CAPITAL, INC.

EXPLANATORY NOTE
The Company is restating its interim unaudited consolidated financial statements for the quarter ended June 30, 2015. See the Company's Current Report on Form 8-K filed with the SEC on October 19, 2016 for additional details.
When the Company disposes of real estate assets, if the real estate assets constitute a business, a portion of the Company’s goodwill should be allocated to the carrying value of the business disposed of to determine the gain/loss on disposal. Further, when the Company classifies real estate assets that constitute a business as held for sale, the carrying amount used to determine an impairment loss, if any, should include an allocation of goodwill, in accordance with ASC 350 “Intangibles - Goodwill and Other." Historically, the Company did not allocate goodwill resulting from the Cole II Merger to real estate assets disposed of or consider the amount of goodwill attributable to real estate assets held for sale in assessing impairment in the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2015.
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
The allocation of goodwill to real estate assets disposed of resulted in a decrease in gain on disposition of assets of $11.5 million and $13.7 million for the three and six months ended June 30, 2015, respectively, and a decrease of $19.5 million to goodwill as of June 30, 2015. The allocation of goodwill to real estate assets held for sale resulted in an increase of $0.01 million and $0.6 million to impairments for the three and six months ended June 30, 2015, respectively, and a decrease of $1.2 million to real estate assets held for sale, net as of June 30, 2015. Additionally, the correction of these errors resulted in an increase of $20.7 million to accumulated deficit as of June 30, 2015.
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, initially filed with the SEC on August 7, 2015 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s consolidated balance sheet at June 30, 2015, (ii) the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and (iii) the Company's consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2015, and the notes related thereto. Additionally, although the effects were determined to be immaterial, the Company’s consolidated balance sheet as of December 31, 2014, the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and the Company's consolidated statement of cash flows for the six months ended June 30, 2014 included in this Form 10-Q/A are being restated to reflect the correction of these errors. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and only amends and restates Items 1, 2, and 4 of Part I of the Original Filing to reflect the adjustments described above and in Note 2, and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 2 to the accompanying consolidated financial statements in this Form 10-Q/A.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2015	December 31, 2014
	(Restated)	(Restated)
Assets
Investments:
Real estate investments:
Land and improvements	$2,679,387	$2,614,630
Buildings and improvements	4,714,561	4,579,166
Total real estate investments	7,393,948	7,193,796
Less: accumulated depreciation	(785,360)	(752,210)
	6,608,588	6,441,586
Loans receivable, net	109,377	109,425
Intangible lease assets, net	557,214	590,073
Real estate assets under direct financing leases, net	44,382	56,564
Real estate assets held for sale, net	107,100	119,046
Net investments	7,426,661	7,316,694
Cash and cash equivalents	39,674	176,181
Deferred costs and other assets, net	170,244	185,507
Goodwill	271,914	285,848
Total assets	$7,908,493	$7,964,230
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$20,000	$15,114
Mortgages and notes payable, net	3,291,679	3,629,998
Convertible Notes, net	684,066	678,190
Total debt, net	3,995,745	4,323,302
Intangible lease liabilities, net	202,021	205,968
Accounts payable, accrued expenses and other liabilities	120,134	123,298
Total liabilities	4,317,900	4,652,568
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 441,512,923 shares and 411,350,440 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4,415	4,113
Capital in excess of par value	4,715,340	4,361,320
Accumulated deficit	(1,127,965)	(1,052,688)
Accumulated other comprehensive loss	(1,197)	(1,083)
Total stockholders’ equity	3,590,593	3,311,662
Total liabilities and stockholders’ equity	$7,908,493	$7,964,230
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:	(Restated)	(Restated)	(Restated)	(Restated)
Rentals	$159,607	$143,142	$314,125	$280,621
Interest income on loans receivable	1,730	1,821	3,452	3,658
Earned income from direct financing leases	779	838	1,574	1,684
Tenant reimbursement income	3,492	2,921	8,123	6,240
Other income and interest from real estate transactions	2,326	3,067	2,947	3,558
Total revenues	167,934	151,789	330,221	295,761
Expenses:
General and administrative	11,972	10,451	24,572	21,501
Finance restructuring costs	—	13,016	—	13,033
Property costs	6,414	6,576	13,821	11,858
Real estate acquisition costs	453	226	1,546	1,507
Interest	56,167	55,992	114,081	110,391
Depreciation and amortization	64,671	61,968	130,967	122,517
Impairments	33,771	28,152	35,971	30,063
Total expenses	173,448	176,381	320,958	310,870
(Loss) income from continuing operations before other income (expense) and income tax expense	(5,514)	(24,592)	9,263	(15,109)
Other income (expense):
Gain (loss) on debt extinguishment	3,377	(64,708)	2,147	(64,708)
Total other income (expense)	3,377	(64,708)	2,147	(64,708)
(Loss) income from continuing operations before income tax expense	(2,137)	(89,300)	11,410	(79,817)
Income tax expense	(161)	(127)	(523)	(344)
(Loss) income from continuing operations	(2,298)	(89,427)	10,887	(80,161)
Discontinued operations:
(Loss) income from discontinued operations	(96)	279	131	3,333
Gain on disposition of assets	590	92	590	85
Income from discontinued operations	494	371	721	3,418
(Loss) income before gain (loss) on disposition of assets	(1,804)	(89,056)	11,608	(76,743)
Gain (loss) on disposition of assets	51,149	(1,290)	60,300	245
Net income (loss) attributable to common stockholders	$49,345	$(90,346)	$71,908	$(76,498)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.11	$(0.24)	$0.17	$(0.21)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—basic	$0.11	$(0.24)	$0.17	$(0.20)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.11	$(0.24)	$0.17	$(0.21)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—diluted	$0.11	$(0.24)	$0.17	$(0.20)
Weighted average shares of common stock outstanding:
Basic	436,619,138	381,775,203	423,889,238	375,266,233
Diluted	436,923,755	381,775,203	424,343,232	375,266,233
Dividends declared per common share issued	$0.17000	$0.16625	$0.34000	$0.33250
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss) (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) attributable to common stockholders	$49,345	$(90,346)	$71,908	$(76,498)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges	40	(875)	(811)	(1,277)
Net cash flow hedge losses reclassified to operations	381	331	697	654
Total comprehensive income (loss)	$49,766	$(90,890)	$71,794	$(77,121)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity (As Restated, see Note 2)
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Total Stockholders’ Equity
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL
Balances, December 31, 2014 (Restated)	411,350,440	$4,113	$4,361,320	$(1,052,688)	$(1,083)	$3,311,662
Net income (Restated)	—	—	—	71,908	—	71,908
Other comprehensive loss	—	—	—	—	(114)	(114)
Dividends declared on common stock	—	—	—	(146,177)	—	(146,177)
Repurchase of shares of common stock	(60,603)	—	—	(720)	—	(720)
Issuance of shares of common stock, net	29,610,100	296	346,959	—	—	347,255
Exercise of stock options	5,000	—	46	—	—	46
Stock-based compensation, net	607,986	6	7,015	(288)	—	6,733
Balances, June 30, 2015 (Restated)	441,512,923	$4,415	$4,715,340	$(1,127,965)	$(1,197)	$3,590,593
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities	(Restated)	(Restated)
Net income (loss) attributable to common stockholders	$71,908	$(76,498)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	130,967	122,517
Impairments	36,005	30,063
Amortization of deferred financing costs	3,973	2,297
Derivative net settlements, amortization and other interest rate hedge losses	(85)	(50)
Amortization of debt discounts (premiums)	1,139	(1,043)
Stock-based compensation expense	7,288	5,484
(Gain) loss on debt extinguishment	(2,147)	64,708
Debt extinguishment costs	(3,623)	(59,069)
Gains on dispositions of real estate and other assets, net	(60,890)	(330)
Non-cash revenue	(10,551)	(8,344)
Other	(27)	242
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,641)	(2,352)
Accounts payable, accrued expenses and other liabilities	(4,677)	(9,062)
Net cash provided by operating activities	167,639	68,563
Investing activities
Acquisitions of real estate	(547,487)	(363,643)
Capitalized real estate expenditures	(3,175)	(2,250)
Investments in loans receivable	(4,000)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	2,924	3,286
Proceeds from dispositions of real estate and other assets	340,971	14,218
Transfers of net sales proceeds (to) from restricted accounts pursuant to 1031 Exchanges	(40,034)	20,784
Transfers of net sales proceeds from (to) Master Trust Release	43,442	(13,054)
Net cash used in investing activities	(207,359)	(340,659)
Financing activities
Borrowings under Revolving Credit Facilities	405,000	405,535
Repayments under Revolving Credit Facilities	(400,181)	(425,127)
Borrowings under mortgages and notes payable	—	757,500
Repayments under mortgages and notes payable	(321,884)	(553,882)
Deferred financing costs	(3,782)	(20,000)
Proceeds from issuance of common stock, net of offering costs	347,255	287,704
Proceeds from exercise of stock options	46	183
Offering costs paid on equity component of Convertible Notes	—	(1,609)
Purchase of shares of common stock	(720)	(110)
Dividends paid/distributions to equity owners	(141,174)	(123,207)
Transfers from (to) reserve/escrow deposits with lenders	18,653	(503)
Net cash (used in) provided by financing activities	(96,787)	326,484
Net (decrease) increase in cash and cash equivalents	(136,507)	54,388
Cash and cash equivalents, beginning of period	176,181	66,588
Cash and cash equivalents, end of period	$39,674	$120,976
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
For the disposal of real estate assets that constituted a business, goodwill and gain on disposition of assets both should have been reduced by the proportionate amount of goodwill allocated to each disposed of real estate asset. The amount of goodwill allocated is derived as the proportionate fair value of the real estate considered to be a business under GAAP at the time of sale to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to goodwill of $19.5 million at June 30, 2015 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $11.5 million and $13.7 million for the three and six months ended June 30, 2015, respectively. The restated consolidated balance sheet includes a reduction to goodwill of $5.6 million at December 31, 2014. There was no reduction and a $0.2 million reduction to (loss) gain on disposition of assets for the three and six months ended June 30, 2014, respectively.
Further, in evaluating the impairment on held for sale real estate assets considered to be a business under GAAP, the proportionate amount of goodwill attributable to the real estate asset held for sale should be considered in determining the amount of impairment, if any. The amount of goodwill attributed is derived as the proportionate fair value of the real estate asset considered to be a business under GAAP held for sale at measurement date to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $1.2 million at June 30, 2015 and the restated consolidated statement of operations includes an increase to impairments of $0.01 million and $0.6 million for the three and six months ended June 30, 2015, respectively. The restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.9 million at December 31, 2014 and the restated consolidated statement of operations includes an increase to impairments of $0.5 million and $0.7 million for the three and six month ended June 30, 2014, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The Company has historically presented share repurchases as treasury stock (thereby reducing stockholders’ equity) in the consolidated balance sheets and consolidated statements of stockholders’ equity. However, the Company is incorporated in Maryland and under Maryland law, there is no concept of treasury stock. Therefore, shares repurchased should be considered retired and constitute authorized but unissued shares rather than treasury stock as previously presented. As a result, during the six months ended June 31, 2015, the Company has corrected the classification error and the amount previously reported as treasury stock of $4.9 million at December 31, 2014 is presented as a reduction to common stock and an increase in accumulated deficit in the restated consolidated balance sheet and consolidated statement of stockholders' equity. In addition, the number of shares previously disclosed as issued have been reduced by the number of shares repurchased of 473,599 December 31, 2014. This change does not affect previously disclosed shares outstanding, total stockholders’ equity or earnings per share computations.
The consolidated financial statements included in this Form 10-Q/A have been restated as of June 30, 2015 and for the three and six months then ended to reflect the adjustments described above. The consolidated financial statements included in this Form 10-Q/A have been restated as of December 31, 2014 and for the three and six months ended June 30, 2014 to reflect the adjustments described above. The following statements present the effect of the restatement on (i) the Company's consolidated balance sheets at June 30, 2015 and December 31, 2014, (ii) the Company's consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and (iii) the Company's consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The Company did not present a summary of the effect of the restatement on the consolidated statement of stockholders' equity for any of the above referenced periods because the impact to stockholders' equity is reflected below in the restated consolidated balance sheets. The Company did not present a summary of the effect of the restatement on the consolidated statements of comprehensive income (loss) for any of the above referenced periods because the impact to net income (loss) is reflected below in the restated consolidated statements of operations and the restatement adjustments did not affect any other component of comprehensive income (loss).

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at June 30, 2015 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,679,387	$—	$2,679,387
Buildings and improvements	4,714,561	—	4,714,561
Total real estate investments	7,393,948	—	7,393,948
Less: accumulated depreciation	(785,360)	—	(785,360)
	6,608,588	—	6,608,588
Loans receivable, net	109,377	—	109,377
Intangible lease assets, net	557,214	—	557,214
Real estate assets under direct financing leases, net	44,382	—	44,382
Real estate assets held for sale, net	108,339	(1,239)	107,100
Net investments	7,427,900	(1,239)	7,426,661
Cash and cash equivalents	39,674	—	39,674
Deferred costs and other assets, net	170,244	—	170,244
Goodwill	291,421	(19,507)	271,914
Total assets	$7,929,239	$(20,746)	$7,908,493
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$20,000	$—	$20,000
Mortgages and notes payable, net	3,291,679	—	3,291,679
Convertible Notes, net	684,066	—	684,066
Total debt, net	3,995,745	—	3,995,745
Intangible lease liabilities, net	202,021	—	202,021
Accounts payable, accrued expenses and other liabilities	120,134	—	120,134
Total liabilities	4,317,900	—	4,317,900
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,420	(5)	4,415
Capital in excess of par value	4,715,340	—	4,715,340
Accumulated deficit	(1,101,642)	(26,323)	(1,127,965)
Accumulated other comprehensive loss	(1,197)	—	(1,197)
Treasury stock, at cost	(5,582)	5,582	—
Total stockholders’ equity	3,611,339	(20,746)	3,590,593
Total liabilities and stockholders’ equity	$7,929,239	$(20,746)	$7,908,493

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2014 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,614,630	$—	$2,614,630
Buildings and improvements	4,579,166	—	4,579,166
Total real estate investments	7,193,796	—	7,193,796
Less: accumulated depreciation	(752,210)	—	(752,210)
	6,441,586	—	6,441,586
Loans receivable, net	109,425	—	109,425
Intangible lease assets, net	590,073	—	590,073
Real estate assets under direct financing leases, net	56,564	—	56,564
Real estate assets held for sale, net	119,912	(866)	119,046
Net investments	7,317,560	(866)	7,316,694
Cash and cash equivalents	176,181	—	176,181
Deferred costs and other assets, net	185,507	—	185,507
Goodwill	291,421	(5,573)	285,848
Total assets	$7,970,669	$(6,439)	$7,964,230
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$15,114	$—	$15,114
Mortgages and notes payable, net	3,629,998	—	3,629,998
Convertible Notes, net	678,190	—	678,190
Total debt, net	4,323,302	—	4,323,302
Intangible lease liabilities, net	205,968	—	205,968
Accounts payable, accrued expenses and other liabilities	123,298	—	123,298
Total liabilities	4,652,568	—	4,652,568
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,118	(5)	4,113
Capital in excess of par value	4,361,320	—	4,361,320
Accumulated deficit	(1,041,392)	(11,296)	(1,052,688)
Accumulated other comprehensive loss	(1,083)	—	(1,083)
Treasury stock, at cost	(4,862)	4,862	—
Total stockholders’ equity	3,318,101	(6,439)	3,311,662
Total liabilities and stockholders’ equity	$7,970,669	$(6,439)	$7,964,230

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended June 30, 2015 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$159,607	$—	$159,607
Interest income on loans receivable	1,730	—	1,730
Earned income from direct financing leases	779	—	779
Tenant reimbursement income	3,492	—	3,492
Other income and interest from real estate transactions	2,326	—	2,326
Total revenues	167,934	—	167,934
Expenses:
General and administrative	11,972	—	11,972
Property costs	6,414	—	6,414
Real estate acquisition costs	453	—	453
Interest	56,167	—	56,167
Depreciation and amortization	64,671	—	64,671
Impairments	33,766	5	33,771
Total expenses	173,443	5	173,448
Loss from continuing operations before other income and income tax expense	(5,509)	(5)	(5,514)
Other income:
Gain on debt extinguishment	3,377	—	3,377
Total other income	3,377	—	3,377
Loss from continuing operations before income tax expense	(2,132)	(5)	(2,137)
Income tax expense	(161)	—	(161)
Loss from continuing operations	(2,293)	(5)	(2,298)
Discontinued operations:
Loss from discontinued operations	(96)	—	(96)
Gain on disposition of assets	590	—	590
Income from discontinued operations	494	—	494
Loss before gain on disposition of assets	(1,799)	(5)	(1,804)
Gain on disposition of assets	62,690	(11,541)	51,149
Net income attributable to common stockholders	$60,891	$(11,546)	$49,345
Net income per share of common stock—basic:
Continuing operations	$0.14	$(0.03)	$0.11
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—basic	$0.14	$(0.03)	$0.11
Net income per share of common stock—diluted:
Continuing operations	$0.14	$(0.03)	$0.11
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—diluted	$0.14	$(0.03)	$0.11
Weighted average shares of common stock outstanding:
Basic	436,619,138	—	436,619,138
Diluted	436,923,755	—	436,923,755

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended June 30, 2014, (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$143,142	$—	$143,142
Interest income on loans receivable	1,821	—	1,821
Earned income from direct financing leases	838	—	838
Tenant reimbursement income	2,921	—	2,921
Other income and interest from real estate transactions	3,067	—	3,067
Total revenues	151,789	—	151,789
Expenses:
General and administrative	10,451	—	10,451
Finance restructuring costs	13,016	—	13,016
Property costs	6,576	—	6,576
Real estate acquisition costs	226	—	226
Interest	55,992	—	55,992
Depreciation and amortization	61,968	—	61,968
Impairments	27,627	525	28,152
Total expenses	175,856	525	176,381
Loss from continuing operations before other expense and income tax expense	(24,067)	(525)	(24,592)
Other expense:
Loss on debt extinguishment	(64,708)	—	(64,708)
Total other expense	(64,708)	—	(64,708)
Loss from continuing operations before income tax expense	(88,775)	(525)	(89,300)
Income tax expense	(127)	—	(127)
Loss from continuing operations	(88,902)	(525)	(89,427)
Discontinued operations:
Income from discontinued operations	279	—	279
Gain on disposition of assets	92	—	92
Income from discontinued operations	371	—	371
Loss before loss on disposition of assets	(88,531)	(525)	(89,056)
Loss on disposition of assets	(1,290)	—	(1,290)
Net loss attributable to common stockholders	$(89,821)	$(525)	$(90,346)
Net loss per share of common stock—basic:
Continuing operations	$(0.24)	$—	$(0.24)
Discontinued operations	—	—	—
Net loss per share attributable to common stockholders—basic	$(0.24)	$—	$(0.24)
Net loss per share of common stock—diluted:
Continuing operations	$(0.24)	$—	$(0.24)
Discontinued operations	—	—	—
Net loss per share attributable to common stockholders—diluted	$(0.24)	$—	$(0.24)
Weighted average shares of common stock outstanding:
Basic	381,775,203	—	381,775,203
Diluted	381,775,203	—	381,775,203

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the six months ended June 30, 2015 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$314,125	$—	$314,125
Interest income on loans receivable	3,452	—	3,452
Earned income from direct financing leases	1,574	—	1,574
Tenant reimbursement income	8,123	—	8,123
Other income and interest from real estate transactions	2,947	—	2,947
Total revenues	330,221	—	330,221
Expenses:
General and administrative	24,572	—	24,572
Property costs	13,821	—	13,821
Real estate acquisition costs	1,546	—	1,546
Interest	114,081	—	114,081
Depreciation and amortization	130,967	—	130,967
Impairments	35,390	581	35,971
Total expenses	320,377	581	320,958
Income from continuing operations before other income and income tax expense	9,844	(581)	9,263
Other income:
Gain on debt extinguishment	2,147	—	2,147
Total other income	2,147	—	2,147
Income from continuing operations before income tax expense	11,991	(581)	11,410
Income tax expense	(523)	—	(523)
Income from continuing operations	11,468	(581)	10,887
Discontinued operations:
Income from discontinued operations	131	—	131
Gain on disposition of assets	590	—	590
Income from discontinued operations	721	—	721
Income before gain on disposition of assets	12,189	(581)	11,608
Gain on disposition of assets	74,026	(13,726)	60,300
Net income attributable to common stockholders	$86,215	$(14,307)	$71,908
Net income per share of common stock—basic:
Continuing operations	$0.20	$(0.03)	$0.17
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—basic	$0.20	$(0.03)	$0.17
Net income per share of common stock—diluted:
Continuing operations	$0.20	$(0.03)	$0.17
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—diluted	$0.20	$(0.03)	$0.17
Weighted average shares of common stock outstanding:
Basic	423,889,238	—	423,889,238
Diluted	424,343,232	—	424,343,232

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the six months ended June 30, 2014 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$280,621	$—	$280,621
Interest income on loans receivable	3,658	—	3,658
Earned income from direct financing leases	1,684	—	1,684
Tenant reimbursement income	6,240	—	6,240
Other income and interest from real estate transactions	3,558	—	3,558
Total revenues	295,761	—	295,761
Expenses:
General and administrative	21,501	—	21,501
Finance restructuring costs	13,033	—	13,033
Property costs	11,858	—	11,858
Real estate acquisition costs	1,507	—	1,507
Interest	110,391	—	110,391
Depreciation and amortization	122,517	—	122,517
Impairments	29,334	729	30,063
Total expenses	310,141	729	310,870
Loss from continuing operations before other expense and income tax expense	(14,380)	(729)	(15,109)
Other expense:
Loss on debt extinguishment	(64,708)	—	(64,708)
Total other expense	(64,708)	—	(64,708)
Loss from continuing operations before income tax expense	(79,088)	(729)	(79,817)
Income tax expense	(344)	—	(344)
Loss from continuing operations	(79,432)	(729)	(80,161)
Discontinued operations:
Income from discontinued operations	3,333	—	3,333
Gain on disposition of assets	85	—	85
Income from discontinued operations	3,418	—	3,418
Loss before gain on disposition of assets	(76,014)	(729)	(76,743)
Gain on disposition of assets	432	(187)	245
Net loss attributable to common stockholders	$(75,582)	$(916)	$(76,498)
Net (loss) income per share of common stock—basic:
Continuing operations	$(0.21)	$—	$(0.21)
Discontinued operations	0.01	—	0.01
Net loss per share attributable to common stockholders—basic	$(0.20)	$—	$(0.20)
Net (loss) income per share of common stock—diluted:
Continuing operations	$(0.21)	$—	$(0.21)
Discontinued operations	0.01	—	0.01
Net loss per share attributable to common stockholders—diluted	$(0.20)	$—	$(0.20)
Weighted average shares of common stock outstanding:
Basic	375,266,233	—	375,266,233
Diluted	375,266,233	—	375,266,233

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the six months ended June 30, 2015 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$86,215	$(14,307)	$71,908
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	130,967	—	130,967
Impairments	35,424	581	36,005
Amortization of deferred financing costs	3,973	—	3,973
Derivative net settlements, amortization and other interest rate hedge losses	(85)	—	(85)
Amortization of debt discounts	1,139	—	1,139
Stock-based compensation expense	7,288	—	7,288
Gain on debt extinguishment	(2,147)	—	(2,147)
Debt extinguishment costs	(3,623)	—	(3,623)
Gains on dispositions of real estate and other assets, net	(74,616)	13,726	(60,890)
Non-cash revenue	(10,551)	—	(10,551)
Other	(27)	—	(27)
Changes in operating assets and liabilities:		—
Deferred costs and other assets, net	(1,641)	—	(1,641)
Accounts payable, accrued expenses and other liabilities	(4,677)	—	(4,677)
Net cash provided by operating activities	167,639	—	167,639
Investing activities
Acquisitions of real estate	(547,487)	—	(547,487)
Capitalized real estate expenditures	(3,175)	—	(3,175)
Investments in loans receivable	(4,000)	—	(4,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	2,924	—	2,924
Proceeds from dispositions of real estate and other assets	340,971	—	340,971
Transfers of net sales proceeds to restricted accounts pursuant to 1031 Exchanges	(40,034)	—	(40,034)
Transfers of net sales proceeds from Master Trust Release	43,442	—	43,442
Net cash used in investing activities	(207,359)	—	(207,359)
Financing activities
Borrowings under Revolving Credit Facilities	405,000	—	405,000
Repayments under Revolving Credit Facilities	(400,181)	—	(400,181)
Repayments under mortgages and notes payable	(321,884)	—	(321,884)
Deferred financing costs	(3,782)	—	(3,782)
Proceeds from issuance of common stock, net of offering costs	347,255	—	347,255
Proceeds from exercise of stock options	46	—	46
Purchase of shares of common stock	(720)	—	(720)
Dividends paid/distributions to equity owners	(141,174)	—	(141,174)
Transfers from reserve/escrow deposits with lenders	18,653	—	18,653
Net cash used in financing activities	(96,787)	—	(96,787)
Net decrease in cash and cash equivalents	(136,507)	—	(136,507)
Cash and cash equivalents, beginning of period	176,181	—	176,181
Cash and cash equivalents, end of period	$39,674	$—	$39,674

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the six months ended June 30, 2014 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net loss attributable to common stockholders	$(75,582)	$(916)	$(76,498)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	122,517		122,517
Impairments	29,334	729	30,063
Amortization of deferred financing costs	2,297		2,297
Derivative net settlements, amortization and other interest rate hedge losses	(50)		(50)
Amortization of debt premiums	(1,043)		(1,043)
Stock-based compensation expense	5,484		5,484
Loss on debt extinguishment	64,708		64,708
Debt extinguishment costs	(59,069)		(59,069)
Gains on dispositions of real estate and other assets, net	(517)	187	(330)
Non-cash revenue	(8,344)		(8,344)
Other	242		242
Changes in operating assets and liabilities:	—		—
Deferred costs and other assets, net	(2,352)		(2,352)
Accounts payable, accrued expenses and other liabilities	(9,062)		(9,062)
Net cash provided by operating activities	68,563	—	68,563
Investing activities
Acquisitions of real estate	(363,643)		(363,643)
Capitalized real estate expenditures	(2,250)		(2,250)
Investments in loans receivable	—		—
Collections of principal on loans receivable and real estate assets under direct financing leases	3,286		3,286
Proceeds from dispositions of real estate and other assets	14,218		14,218
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	20,784		20,784
Transfers of net sales proceeds to Master Trust Release	(13,054)		(13,054)
Net cash used in investing activities	(340,659)	—	(340,659)
Financing activities
Borrowings under Revolving Credit Facilities	405,535		405,535
Repayments under Revolving Credit Facilities	(425,127)		(425,127)
Borrowings under mortgages and notes payable	757,500		757,500
Repayments under mortgages and notes payable	(553,882)		(553,882)
Deferred financing costs	(20,000)		(20,000)
Proceeds from issuance of common stock, net of offering costs	287,704		287,704
Proceeds from exercise of stock options	183		183
Offering costs paid on equity component of Convertible Notes	(1,609)		(1,609)
Purchase of shares of common stock	(110)		(110)
Dividends paid/distributions to equity owners	(123,207)		(123,207)
Transfers to reserve/escrow deposits with lenders	(503)		(503)
Net cash provided by financing activities	326,484	—	326,484
Net increase in cash and cash equivalents	54,388	—	54,388
Cash and cash equivalents, beginning of period	66,588		66,588
Cash and cash equivalents, end of period	$120,976	$—	$120,976

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
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation. During the quarter ended March 31, 2015, the Company elected to early adopt ASU 2015-03 described below. Under the ASU, capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheet, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate, and this presentation is retrospectively applied to prior periods. For capitalized deferred financing costs that have been incurred relating to the 2013 Credit Facility and 2015 Credit Facility, the Company continues to present these costs in deferred costs and other assets, net on the accompanying consolidated balance sheets as amounts can be drawn and repaid periodically. As of December 31, 2014, unamortized deferred financing costs of approximately $46.3 million were previously presented in deferred costs and other assets, net on the consolidated balance sheet and are now included as a reduction of debt (see Note 5).
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

During the six months ended June 30, 2015, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization, as restated:

	Number of Properties			Dollar Amount of Investments, net
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2014	2,364	145	2,509	$7,934,072	$109,425	$8,043,497
Acquisitions/improvements (1) (3)	148	—	148	550,662	4,000	554,662
Dispositions of real estate (2) (3)	(57)	—	(57)	(349,154)	—	(349,154)
Principal payments and payoffs	—	—	—	—	(2,811)	(2,811)
Impairments	—	—	—	(35,909)	—	(35,909)
Write off of gross lease intangibles	—	—	—	(2,382)	—	(2,382)
Loan premium amortization and other	—	—	—	(113)	(1,237)	(1,350)
Gross balance, June 30, 2015	2,455	145	2,600	$8,097,176	$109,377	$8,206,553
Accumulated depreciation and amortization				(983,229)	—	(983,229)
Other non-real estate assets held for sale				1,316	—	1,316
Net balance, June 30, 2015				$7,115,263	$109,377	$7,224,640
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
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale, for continuing and discontinued operations, for the six months ended June 30, 2015, as restated:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2014	19	5	24	$110,052	$8,994	$119,046
Transfers from real estate investments	33	—	33	139,479	(34)	139,445
Sales	(28)	(2)	(30)	(146,916)	(4,475)	(151,391)
Balance, June 30, 2015	24	3	27	$102,615	$4,485	$107,100

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
Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations, as restated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate and intangible asset impairment	$33,735	$25,135	$35,354	$26,976
Write-off of lease intangibles due to lease terminations, net	43	2,529	555	2,599
Total impairments from real estate investment net assets	33,778	27,664	35,909	29,575
Other impairment	(7)	488	96	488
Total impairment loss in continuing and discontinued operations	$33,771	$28,152	$36,005	$30,063

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

CMBS

As of June 30, 2015, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 153 fixed and 9 variable-rate non-recourse loans which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of June 30, 2015 for these fixed-rate notes, excluding the defaulted loans, ranged from 3.90% to 8.39%. The stated interest rates as of June 30, 2015 for the variable-rate notes ranged from 3.18% to 3.59%. As of June 30, 2015, these fixed and variable-rate loans were secured by 475 and 86 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 5.2% on a significant portion of the variable-rate debt (see Note 6). As of June 30, 2015 and December 31, 2014, the unamortized deferred financing costs relating to certain of the CMBS loans were $5.8 million and $6.4 million, respectively. The deferred financing costs are being amortized to expense over the term of the respective loans.

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

Note 7. Stockholders’ Equity

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
June 30, 2015
(Unaudited)

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1) (Restated)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
June 30, 2015
Long-lived assets held and used	$32,671	$(3,207)	$—	$—	$35,878	$(26,110)
Lease intangible assets	2,303	—	—	—	2,303	(1,493)
Long-lived assets held for sale	42,047	(1,096)	—	—	43,143	(8,402)
						$(36,005)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(21,653)
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

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$109,377	$115,735	$109,425	$115,747
Revolving Credit Facilities (1)	20,000	19,405	15,114	15,254
Mortgages and notes payable, net (2)	3,291,679	3,467,272	3,629,998	3,899,950
Convertible Notes, net (2)	684,066	700,170	678,190	729,231
(1) As of December 31, 2014, only amounts under the Line of Credit were outstanding and net of unamortized deferred financing costs. As of June 30, 2015, only amounts under the 2015 Credit Facility were outstanding.
(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 10. Significant Credit and Revenue Concentration

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rent	$25	$309	$335	$617
Non-cash rent	—	2	—	(27)
Other	3	33	16	2,950
Total revenues	28	344	351	3,540
Expenses:
General and administrative	1	9	2	12
Property costs	123	56	184	195
Impairments	—	—	34	—
Total expenses	124	65	220	207
Income from discontinued operations	(96)	279	131	3,333
Gain on dispositions of assets	590	92	590	85
Total discontinued operations	$494	$371	$721	$3,418
Number of properties disposed of during period	2	3	2	5

Note 12. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$7,155	$—
Reduction of debt in exchange for collateral assets	7,904	—
Net real estate and other collateral assets surrendered to lender	7,384	—
Mortgage notes receivable exchanged for real estate properties	13,188	—
Accrued interest capitalized to principal (1)	3,551	—
Accrued performance share dividend rights	288	280
Accrued equity offering costs	—	250
Accrued deferred financing costs	—	281
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2015
(Unaudited)

Note 14. Income (Loss) Per Share
Income (loss) per share has been computed using the two-class method. Income (loss) per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) per share, as restated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted income (loss):
(Loss) income from continuing operations	$(2,298)	$(89,427)	$10,887	$(80,161)
Gain (loss) on disposition of assets	51,149	(1,290)	60,300	245
Less: income attributable to unvested restricted stock	(225)	(334)	(434)	(667)
Income (loss) used in basic and diluted income (loss) per share from continuing operations	48,626	(91,051)	70,753	(80,583)
Income from discontinued operations	494	371	721	3,418
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$49,120	$(90,680)	$71,474	$(77,165)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	437,921,663	383,810,017	425,129,740	377,209,471
Less: unvested weighted average shares of restricted stock	(1,302,525)	(2,034,814)	(1,240,502)	(1,943,238)
Weighted average number of shares outstanding used in basic income (loss) per share	436,619,138	381,775,203	423,889,238	375,266,233
Net income (loss) per share attributable to common stockholders—basic	$0.11	$(0.24)	$0.17	$(0.20)

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	301,007	—	448,691	—
Stock options	3,610	—	5,303	—
Weighted average number of shares of common stock used in diluted income (loss) per share	436,923,755	381,775,203	424,343,232	375,266,233
Net income (loss) per share attributable to common stockholders—diluted	$0.11	$(0.24)	$0.17	$(0.20)

Potentially dilutive shares of common stock
Unvested shares of restricted stock	452,791	911,962	455,024	800,773
Unvested performance shares	—	708,823	—	703,262
Stock options	—	4,416	—	4,830
Total	452,791	1,625,201	455,024	1,508,865
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
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures for the quarter ended June 30, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
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

2015 Highlights

For the second quarter ended June 30, 2015:

•	Recognized revenues of $167.9 million, a 10.6% increase over the revenues reported in the second quarter of 2014.

•	Generated AFFO of $0.22 per share, FFO of $0.22 per share, and net income of $0.11 per share.

•
Closed 28 real estate transactions totaling $288.6 million, which added 95 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.67% under leases with an average term of 16.5 years.

•
Sold 42 properties generating gross proceeds of $284.7 million, with a weighted average capitalization rate of 7.25%, including 16 Shopko properties for approximately $180.4 million, resulting in an overall gain on sale of $51.7 million, including $0.6 million reflected in discontinued operations.

•	Issued 23.0 million shares of common stock in a follow-on offering at $11.85 per share, including the underwriter’s option to purchase additional shares, raising net proceeds of $268.8 million.

•	Extinguished $174.0 million of high coupon debt that had a 5.54% weighted average rate.

•	Declared cash dividends for the second quarter of $0.17 per share, which equates to an annualized dividend of $0.68 per share.

•	There was no activity under our ATM Program during the quarter.

For the six months ended June 30, 2015:

•	Generated revenues of $330.2 million, an 11.7% increase over the revenues reported during the first six months of 2014.

•	Generated AFFO of $0.43 per share, FFO of $0.42 per share and net income of $0.17 per share.

•
Closed 60 real estate transactions totaling $554.1 million, which added 148 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.67% under leases with an average term of 16.8 years.

•
Sold 57 properties generating gross proceeds of $362.0 million, with a weighted average capitalization rate of 7.29%, including 21 Shopko properties for approximately $219.2 million, resulting in an overall gain on sale of $60.9 million, including $0.6 million reflected in discontinued operations.

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

Results of Operations
Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$159,607	$143,142	$16,465	11.5%
Interest income on loans receivable	1,730	1,821	(91)	(5.0)%
Earned income from direct financing leases	779	838	(59)	(7.0)%
Tenant reimbursement income	3,492	2,921	571	19.5%
Other income and interest from real estate transactions	2,326	3,067	(741)	(24.2)%
Total revenues	167,934	151,789	16,145	10.6%
Expenses:
General and administrative	11,972	10,451	1,521	14.6%
Finance restructuring costs	—	13,016	(13,016)	(100.0)%
Property costs	6,414	6,576	(162)	(2.5)%
Real estate acquisition costs	453	226	227	NM
Interest	56,167	55,992	175	0.3%
Depreciation and amortization	64,671	61,968	2,703	4.4%
Impairments	33,771	28,152	5,619	20.0%
Total expenses	173,448	176,381	(2,933)	(1.7)%
Loss from continuing operations before other expense and income tax expense	(5,514)	(24,592)	19,078	77.6%
Other income (expense):
Gain (loss) on debt extinguishment	3,377	(64,708)	68,085	NM
Total other income (expense)	3,377	(64,708)	68,085	NM
Loss from continuing operations before income tax expense	(2,137)	(89,300)	87,163	97.6%
Income tax expense	(161)	(127)	(34)	(26.8)%
Loss from continuing operations	$(2,298)	$(89,427)	$87,129	97.4%

Gain (loss) on disposition of assets	$51,149	$(1,290)	$52,439	NM
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

Impairments

Impairment charges for the three months ended June 30, 2015, included $27.5 million of impairment losses on 14 vacant or underperforming properties within the education, restaurant-casual dining and sporting goods industry. In addition, of the properties held for sale, seven had impairment losses totaling $6.3 million. For the same period in 2014, we recorded impairment losses of 28.2 million including $7.7 million on the impairment of three properties that were held for sale, $2.5 million of lease intangible write-offs following lease terminations and $17.9 million of impairment on eight properties which were underperforming. Of the eight underperforming properties, seven were in the manufacturing industry and one was in the quick-service restaurant industry.

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

Gain on disposition of assets
For the three months ended June 30, 2015, the gain on disposition of assets was primarily attributable to a $47.5 million gain from the sale of 16 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. The balance of the gain related to the sale of 26 additional properties including 14 vacant properties and two multi-tenant properties.
Results of Operations
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$314,125	$280,621	$33,504	11.9%
Interest income on loans receivable	3,452	3,658	(206)	(5.6)%
Earned income from direct financing leases	1,574	1,684	(110)	(6.5)%
Tenant reimbursement income	8,123	6,240	1,883	30.2%
Other income and interest from real estate transactions	2,947	3,558	(611)	(17.2)%
Total revenues	330,221	295,761	34,460	11.7%
Expenses:
General and administrative	24,572	21,501	3,071	14.3%
Finance restructuring costs	—	13,033	(13,033)	(100.0)%
Property costs	13,821	11,858	1,963	16.6%
Real estate acquisition costs	1,546	1,507	39	2.6%
Interest	114,081	110,391	3,690	3.3%
Depreciation and amortization	130,967	122,517	8,450	6.9%
Impairments	35,971	30,063	5,908	19.7%
Total expenses	320,958	310,870	10,088	3.2%
Income (loss) from continuing operations before other income (expense) and income tax expense	9,263	(15,109)	24,372	NM
Other income (expense)
Gain (loss) on debt extinguishment	2,147	(64,708)	66,855	NM
Total other income (expense)	2,147	(64,708)	66,855	NM
Income (loss) from continuing operations before income tax expense	11,410	(79,817)	91,227	NM
Income tax expense	(523)	(344)	(179)	(52.0)%
Income (loss) from continuing operations	$10,887	$(80,161)	$91,048	NM

Gain on disposition of assets	$60,300	$245	$60,055	NM
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

Impairments

During the six months ended June 30, 2015, impairment losses included $28.1 million on 16 vacant or underperforming properties primarily within the education, restaurant-casual dining and sporting goods industry. In addition, 17 properties held for sale had impairment losses of $7.9 million. For the same period in 2014 we recorded impairment losses of $30.1 million. These charges included $8.8 million on the impairment of four properties that were held for sale, $2.6 million of lease intangible write-offs following lease terminations and $18.7 million of impairment on 10 properties which were underperforming. Of the 10 underperforming properties, seven were in the manufacturing industry and three were in the quick service restaurant industry.

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

Gain on disposition of assets

During the six months ended June 30, 2015, we recorded gains totaling $60.3 million from continuing operations on the disposition of certain real estate assets. These gains are primarily attributable to a $52.7 million gain from the sale of 21 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. Additionally, we sold or disposed of 36 other properties including 18 vacant properties and three multi-tenant properties.

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

FFO and AFFO

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average shares of common stock outstanding used for the basic and diluted computations per share, as restated (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$49,345	$(90,346)	$71,908	$(76,498)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,577	61,874	130,779	122,329
Portfolio impairments
Continuing operations	33,780	28,152	35,877	30,063
Discontinued operations	—	—	34	—
Realized (gains) losses on sales of real estate (1)	(51,737)	1,198	(60,890)	(330)
Total adjustments	46,620	91,224	105,800	152,062

FFO	$95,965	$878	$177,708	$75,564
Add/(less):
(Gain) loss on debt extinguishment	(3,377)	64,708	(2,147)	64,708
Master Trust Exchange Costs	—	13,016	—	13,033
Real estate acquisition costs	453	226	1,546	1,507
Non-cash interest expense	2,590	1,244	5,166	1,320
Accrued interest on defaulted loans	1,630	—	3,452	—
Non-cash revenues	(5,742)	(4,382)	(10,551)	(8,344)
Non-cash compensation expense	3,461	3,032	7,288	5,484
Total adjustments to FFO	(985)	77,844	4,754	77,708

AFFO	$94,980	$78,722	$182,462	$153,272

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Dividends declared to common stockholders	$75,057	$66,303	$146,185	$127,937
Net income (loss) per share of common stock
Basic (3)	$0.11	$(0.24)	$0.17	$(0.20)
Diluted (2) (3)	$0.11	$(0.24)	$0.17	$(0.20)
FFO per share of common stock
Diluted (2) (3)	$0.22	$—	$0.42	$0.20
AFFO per share of common stock
Diluted (2) (3)	$0.22	$0.20	$0.43	$0.41
Weighted average shares of common stock outstanding:
Basic	436,619,138	381,775,203	423,889,238	375,266,233
Diluted (2)	436,923,755	382,488,442	424,343,232	375,974,325
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

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA, as restated (dollars in thousands):

	June 30,
	2015	2014 (3)
	(unaudited)
Revolving Credit Facilities	$20,000	$15,489
Mortgages and notes payable, net	3,291,679	3,183,469
Convertible Notes, net	684,066	672,430
	3,995,745	3,871,388
Add/(less):
Preferred stock	~~—~~	~~—~~
Unamortized debt discount/(premium)	54,247	50,483
Unamortized deferred financing costs	42,870	38,704
Cash and cash equivalents	(39,674)	(120,976)
Cash reserves on deposit with lenders as additional security classified as other assets	(23,716)	(35,062)
Total adjustments	33,727	(66,851)
Adjusted Debt	$4,029,472	$3,804,537

	Three Months Ended June 30,
	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$49,345	$(90,346)
Add/(less): (1)
Interest	56,167	55,992
Depreciation and amortization	64,671	61,968
Income tax expense	161	127
Total adjustments	120,999	118,087
EBITDA	$170,344	$27,741
Add/(less): (1)
Master Trust Exchange Costs	—	13,016
Real estate acquisition costs	453	226
Impairments	33,780	28,152
Realized (gains) losses on sales of real estate	(51,737)	1,198
(Gain) loss on debt extinguishment	(3,377)	64,708
Total adjustments to EBITDA	(20,881)	107,300
Adjusted EBITDA	$149,463	$135,041
Annualized Adjusted EBITDA (2)	$597,852	$540,164

Adjusted Debt / Annualized Adjusted EBITDA	6.7	7.0

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA multiplied by 4.
(3) Certain reclassifications were made to the prior period to conform to the current period presentation.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 3 to the June 30, 2015 unaudited consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Prior to the filing of the Original Filing, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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