Form 10-Q/A
period 2015-09-30
SPIRIT REALTY CAPITAL, INC.
filed 2016-11-01
CIK 1308606

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

SPIRIT REALTY CAPITAL, INC.

Explanatory Note
The Company is restating its interim unaudited consolidated financial statements for the quarter ended September 30, 2015. See the Company's Current Report on Form 8-K filed with the SEC on October 19, 2016 for additional details.
When the Company disposes of real estate assets, if the real estate assets constitute a business, a portion of the Company’s goodwill should be allocated to the carrying value of the business disposed of to determine the gain/loss on disposal. Further, when the Company classifies real estate assets that constitute a business as held for sale, the carrying amount used to determine an impairment loss, if any, should include an allocation of goodwill, in accordance with ASC 350 “Intangibles - Goodwill and Other." Historically, the Company did not allocate goodwill resulting from the Cole II Merger to real estate assets disposed of or consider the amount of goodwill attributable to real estate assets held for sale in assessing impairment in the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2015.
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
The allocation of goodwill to real estate assets disposed of resulted in a decrease in gain on disposition of assets of $2.0 million and $15.7 million for the three and nine months ended September 30, 2015, respectively, and a decrease of $22.2 million to goodwill as of September 30, 2015. The allocation of goodwill to real estate assets held for sale resulted in an increase of $0.2 million and $0.8 million to impairments for the three and nine months ended September 30, 2015, respectively, and a decrease of $0.7 million to real estate assets held for sale, net as of September 30, 2015. Additionally, the correction of these errors resulted in an increase of $22.9 million to accumulated deficit as of September 30, 2015.
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, initially filed with the SEC on November 6, 2015 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s consolidated balance sheet at September 30, 2015, (ii) the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and (iii) the Company's consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2015, and the notes related thereto. Additionally, although the effects were determined to be immaterial, the Company’s consolidated balance sheet as of December 31, 2014, the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and the Company's consolidated statement of cash flows for the nine months ended September 30, 2014 included in this Form 10-Q/A are being restated to reflect the correction of these errors. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and only amends and restates Items 1, 2, and 4 of Part I of the Original Filing to reflect the adjustments described above and in Note 2, and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 2 to the accompanying consolidated financial statements in this Form 10-Q/A.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2015	December 31, 2014
	(Restated)	(Restated)
Assets
Investments:
Real estate investments:
Land and improvements	$2,702,922	$2,614,630
Buildings and improvements	4,779,228	4,579,166
Total real estate investments	7,482,150	7,193,796
Less: accumulated depreciation	(826,280)	(752,210)
	6,655,870	6,441,586
Loans receivable, net	106,944	109,425
Intangible lease assets, net	543,620	590,073
Real estate assets under direct financing leases, net	44,353	56,564
Real estate assets held for sale, net	77,306	119,046
Net investments	7,428,093	7,316,694
Cash and cash equivalents	28,210	176,181
Deferred costs and other assets, net	143,808	185,507
Goodwill	269,212	285,848
Total assets	$7,869,323	$7,964,230
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$75,000	$15,114
Mortgages and notes payable, net	3,242,922	3,629,998
Convertible Notes, net	687,062	678,190
Total debt, net	4,004,984	4,323,302
Intangible lease liabilities, net	200,601	205,968
Accounts payable, accrued expenses and other liabilities	131,426	123,298
Total liabilities	4,337,011	4,652,568
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 441,411,091 shares and 411,350,440 shares issued and outstanding at September 30, 2015 December 31, 2014, respectively	4,414	4,113
Capital in excess of par value	4,718,765	4,361,320
Accumulated deficit	(1,189,150)	(1,052,688)
Accumulated other comprehensive loss	(1,717)	(1,083)
Total stockholders’ equity	3,532,312	3,311,662
Total liabilities and stockholders’ equity	$7,869,323	$7,964,230
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Rentals	$159,183	$145,591	$473,308	$426,212
Interest income on loans receivable	1,764	1,805	5,216	5,463
Earned income from direct financing leases	725	837	2,299	2,521
Tenant reimbursement income	3,780	3,308	11,903	9,548
Other income and interest from real estate transactions	2,973	754	5,920	4,312
Total revenues	168,425	152,295	498,646	448,056
Expenses:
General and administrative	12,265	10,380	36,837	31,881
Finance restructuring costs	—	(11)	—	13,022
Property costs	6,496	5,357	20,317	17,215
Real estate acquisition costs	576	865	2,122	2,372
Interest	54,673	53,535	168,754	163,926
Depreciation and amortization	64,493	62,069	195,460	184,586
Impairments	21,027	13,214	56,998	43,277
Total expenses	159,530	145,409	480,488	456,279
Income (loss) from continuing operations before other income (expense) and income tax expense	8,895	6,886	18,158	(8,223)
Other income (expense):
Gain (loss) on debt extinguishment	342	212	2,489	(64,496)
Total other income (expense)	342	212	2,489	(64,496)
Income (loss) from continuing operations before income tax expense	9,237	7,098	20,647	(72,719)
Income tax expense	(184)	(242)	(707)	(586)
Income (loss) from continuing operations	9,053	6,856	19,940	(73,305)
Discontinued operations:
(Loss) income from discontinued operations	(41)	288	90	3,621
Gain on disposition of assets	—	240	590	325
(Loss) income from discontinued operations	(41)	528	680	3,946
Income (loss) before gain on disposition of assets	9,012	7,384	20,620	(69,359)
Gain on disposition of assets	5,991	841	66,291	1,086
Net income (loss) attributable to common stockholders	$15,003	$8,225	$86,911	$(68,273)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.03	$0.02	$0.20	$(0.19)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—basic	$0.03	$0.02	$0.20	$(0.18)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.03	$0.02	$0.20	$(0.19)
Discontinued operations	—	—	—	0.01
Net income (loss) per share attributable to common stockholders—diluted	$0.03	$0.02	$0.20	$(0.18)
Weighted average shares of common stock outstanding:
Basic	440,205,348	396,807,656	429,387,707	382,525,614
Diluted	440,353,965	397,613,583	429,738,776	382,525,614
Dividends declared per common share issued	$0.17000	$0.16625	$0.51000	$0.49875
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss) (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) attributable to common stockholders	$15,003	$8,225	$86,911	$(68,273)
Other comprehensive income (loss):
Change in net unrealized (losses) gains on cash flow hedges	(797)	237	(1,608)	(1,040)
Net cash flow hedge losses reclassified to operations	277	333	974	987
Total comprehensive income (loss)	$14,483	$8,795	$86,277	$(68,326)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity (As Restated, see Note 2)
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock					Total Stockholders’ Equity
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL
Balances, December 31, 2014 (Restated)	411,350,440	$4,113	$4,361,320	$(1,052,688)	$(1,083)	$3,311,662
Net income (Restated)	—	—	—	86,911	—	86,911
Other comprehensive loss	—	—	—	—	(634)	(634)
Dividends declared on common stock	—	—	—	(221,216)	—	(221,216)
Repurchase of shares of common stock	(169,515)	(2)	—	(1,698)	—	(1,700)
Issuance of shares of common stock, net	29,610,100	296	346,915	—	—	347,211
Exercise of stock options	5,000	—	46	—	—	46
Stock-based compensation, net	615,066	7	10,484	(459)	—	10,032
Balances, September 30, 2015 (Restated)	441,411,091	$4,414	$4,718,765	$(1,189,150)	$(1,717)	$3,532,312
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Restated)	(Restated)
Operating activities
Net income (loss) attributable to common stockholders	$86,911	$(68,273)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	195,460	184,586
Impairments	57,032	43,277
Amortization of deferred financing costs	5,893	4,084
Derivative net settlements, amortization and other interest rate hedge losses	(95)	(83)
Amortization of debt discounts (premiums)	1,670	(821)
Stock-based compensation expense	10,757	8,503
(Gain) loss on debt extinguishment	(2,489)	64,496
Debt extinguishment costs	(3,760)	(59,069)
Gains on dispositions of real estate and other assets, net	(66,881)	(1,411)
Non-cash revenue	(15,947)	(12,877)
Other	165	(1,341)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(4,935)	(3,111)
Accounts payable, accrued expenses and other liabilities	7,433	(3,248)
Net cash provided by operating activities	271,214	154,712
Investing activities
Acquisitions of real estate	(703,106)	(569,806)
Capitalized real estate expenditures	(7,449)	(3,244)
Investments in loans receivable	(4,020)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	4,450	4,641
Proceeds from dispositions of real estate and other assets	397,325	37,886
Transfers of net sales proceeds (to) from restricted accounts pursuant to 1031 Exchanges	(2,489)	20,784
Transfers of net sales proceeds from (to) Master Trust Release	40,126	(20,240)
Net cash used in investing activities	(275,163)	(529,979)
Financing activities
Borrowings under Revolving Credit Facilities	535,000	515,535
Repayments under Revolving Credit Facilities	(475,181)	(425,219)
Borrowings under Convertible Notes	—	757,500
Repayments under mortgages and notes payable	(347,242)	(562,104)
Deferred financing costs	(3,782)	(20,011)
Proceeds from issuance of common stock, net of offering costs	347,211	287,454
Proceeds from exercise of stock options	46	183
Offering costs paid on equity component of Convertible Notes	—	(1,609)
Purchase of shares of common stock	(1,700)	(2,920)
Dividends paid/distributions to equity owners	(216,231)	(189,510)
Transfers from (to) reserve/escrow deposits with lenders	17,857	(490)
Net cash (used in) provided by financing activities	(144,022)	358,809
Net decrease in cash and cash equivalents	(147,971)	(16,458)
Cash and cash equivalents, beginning of period	176,181	66,588
Cash and cash equivalents, end of period	$28,210	$50,130
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
For the disposal of real estate assets that constituted a business, goodwill and gain on disposition of assets both should have been reduced by the proportionate amount of goodwill allocated to each disposed of real estate asset. The amount of goodwill allocated is derived as the proportionate fair value of the real estate considered to be a business under GAAP at the time of sale to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to goodwill of $22.2 million at September 30, 2015 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $2.0 million and $15.7 million for the three and nine months ended September 30, 2015, respectively. The restated consolidated balance sheet includes a reduction to goodwill of $5.6 million at December 31, 2014 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $0.6 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.
Further, in evaluating the impairment on held for sale real estate assets considered to be a business under GAAP, the proportionate amount of goodwill attributable to the real estate asset held for sale should be considered in determining the amount of impairment, if any. The amount of goodwill attributed is derived as the proportionate fair value of the real estate asset considered to be a business under GAAP held for sale at measurement date to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.7 million at September 30, 2015 and the restated consolidated statement of operations includes an increase to impairments of $0.2 million and $0.8 million for the three and nine months ended September 30, 2015, respectively. The restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.9 million at December 31, 2014 and the restated consolidated statement of operations includes an increase to impairments of $0.5 million and $1.2 million for the three and nine months ended September 30, 2014, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

As part of its restatement, the Company also identified one other immaterial error affecting the consolidated financial statements as of and for the three and nine months ended September 30, 2014. The Company recorded an increase to goodwill of $1.6 million in the restated consolidated balance sheet as of September 30, 2014 and recorded a decrease of $1.6 million to general and administrative expense in the restated consolidated statements of operations for the three and nine months ended September 30, 2014 to correct the presentation of account receivable balances acquired in the Cole II Merger as an increase to goodwill from the merger instead of a bad debt expense included in general and administrative expense based on facts that existed at the acquisition date.

The Company has historically presented share repurchases as treasury stock (thereby reducing stockholders’ equity) in the consolidated balance sheets and consolidated statements of stockholders’ equity. However, the Company is incorporated in Maryland and under Maryland law, there is no concept of treasury stock. Therefore, shares repurchased should be considered retired and constitute authorized but unissued shares rather than treasury stock as previously presented. As a result, during the nine months ended September 30, 2015, the Company has corrected the classification error and the amount previously reported as treasury stock of $4.9 million at December 31, 2014 is presented as a reduction to common stock and common stock par value and an increase in accumulated deficit in the restated consolidated balance sheet and consolidated statement of stockholders' equity. In addition, the number of shares previously disclosed as issued have been reduced by the number of shares repurchased of 473,599 at December 31, 2014. This change does not affect previously disclosed shares outstanding, total stockholders’ equity or earnings per share computations.
The consolidated financial statements included in this Form 10-Q/A have been restated as of September 30, 2015 and for the three and nine months then ended to reflect the adjustments described above. The consolidated financial statements included in this Form 10-Q/A have been restated as of December 31, 2014 and for the three and nine ended September 30, 2014 to reflect the adjustments described above. The following statements present the effect of the restatement on (i) the Company's consolidated balance sheets at September 30, 2015 and December 31, 2014, (ii) the Company's consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and (iii) the Company's consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The Company did not present a summary of the effect of the restatement on the consolidated statement of stockholders' equity for any of the above referenced periods because the impact to stockholders' equity is reflected below in the restated consolidated balance sheets. The Company did not present a summary of the effect of the restatement on the consolidated statements of comprehensive income (loss) for any of the above referenced periods because the impact to net income (loss) is reflected below in the restated consolidated statements of operations and the restatement adjustments did not affect any other component of comprehensive income (loss).

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at September 30, 2015 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,702,922	$—	$2,702,922
Buildings and improvements	4,779,228	—	4,779,228
Total real estate investments	7,482,150	—	7,482,150
Less: accumulated depreciation	(826,280)	—	(826,280)
	6,655,870	—	6,655,870
Loans receivable, net	106,944	—	106,944
Intangible lease assets, net	543,620	—	543,620
Real estate assets under direct financing leases, net	44,353	—	44,353
Real estate assets held for sale, net	78,007	(701)	77,306
Net investments	7,428,794	(701)	7,428,093
Cash and cash equivalents	28,210	—	28,210
Deferred costs and other assets, net	143,808	—	143,808
Goodwill	291,421	(22,209)	269,212
Total assets	$7,892,233	$(22,910)	$7,869,323
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$75,000	$—	$75,000
Mortgages and notes payable, net	3,242,922	—	3,242,922
Convertible Notes, net	687,062	—	687,062
Total debt, net	4,004,984	—	4,004,984
Intangible lease liabilities, net	200,601	—	200,601
Accounts payable, accrued expenses and other liabilities	131,426	—	131,426
Total liabilities	4,337,011	—	4,337,011
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,421	(7)	4,414
Capital in excess of par value	4,718,765	—	4,718,765
Accumulated deficit	(1,159,685)	(29,465)	(1,189,150)
Accumulated other comprehensive loss	(1,717)	—	(1,717)
Treasury stock, at cost	(6,562)	6,562	—
Total stockholders’ equity	3,555,222	(22,910)	3,532,312
Total liabilities and stockholders’ equity	$7,892,233	$(22,910)	$7,869,323

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2014 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,614,630		$2,614,630
Buildings and improvements	4,579,166		4,579,166
Total real estate investments	7,193,796	—	7,193,796
Less: accumulated depreciation	(752,210)		(752,210)
	6,441,586	—	6,441,586
Loans receivable, net	109,425		109,425
Intangible lease assets, net	590,073		590,073
Real estate assets under direct financing leases, net	56,564		56,564
Real estate assets held for sale, net	119,912	(866)	119,046
Net investments	7,317,560	(866)	7,316,694
Cash and cash equivalents	176,181		176,181
Deferred costs and other assets, net	185,507		185,507
Goodwill	291,421	(5,573)	285,848
Total assets	$7,970,669	$(6,439)	$7,964,230
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$15,114		$15,114
Mortgages and notes payable, net	3,629,998		3,629,998
Convertible Notes, net	678,190		678,190
Total debt, net	4,323,302	—	4,323,302
Intangible lease liabilities, net	205,968		205,968
Accounts payable, accrued expenses and other liabilities	123,298		123,298
Total liabilities	4,652,568	—	4,652,568
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,118	(5)	4,113
Capital in excess of par value	4,361,320		4,361,320
Accumulated deficit	(1,041,392)	(11,296)	(1,052,688)
Accumulated other comprehensive loss	(1,083)		(1,083)
Treasury stock, at cost	(4,862)	4,862	—
Total stockholders’ equity	3,318,101	(6,439)	3,311,662
Total liabilities and stockholders’ equity	$7,970,669	$(6,439)	$7,964,230

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended September 30, 2015 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$159,183	$—	$159,183
Interest income on loans receivable	1,764	—	1,764
Earned income from direct financing leases	725	—	725
Tenant reimbursement income	3,780	—	3,780
Other income and interest from real estate transactions	2,973	—	2,973
Total revenues	168,425	—	168,425
Expenses:
General and administrative	12,265	—	12,265
Property costs	6,496	—	6,496
Real estate acquisition costs	576	—	576
Interest	54,673	—	54,673
Depreciation and amortization	64,493	—	64,493
Impairments	20,832	195	21,027
Total expenses	159,335	195	159,530
Income from continuing operations before other income and income tax expense	9,090	(195)	8,895
Other income:
Gain on debt extinguishment	342	—	342
Total other income	342	—	342
Income from continuing operations before income tax expense	9,432	(195)	9,237
Income tax expense	(184)	—	(184)
Income from continuing operations	9,248	(195)	9,053
Discontinued operations:
Loss from discontinued operations	(41)	—	(41)
Income before gain on disposition of assets	9,207	(195)	9,012
Gain on disposition of assets	7,960	(1,969)	5,991
Net income attributable to common stockholders	$17,167	$(2,164)	$15,003
Net income per share of common stock—basic:
Continuing operations	$0.04	$(0.01)	$0.03
Net income per share attributable to common stockholders—basic	$0.04	$(0.01)	$0.03
Net income per share of common stock—diluted:
Continuing operations	$0.04	$(0.01)	$0.03
Net income per share attributable to common stockholders—diluted	$0.04	$(0.01)	$0.03
Weighted average shares of common stock outstanding:
Basic	440,205,348	—	440,205,348
Diluted	440,353,965	—	440,353,965

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended September 30, 2014 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$145,591	$—	$145,591
Interest income on loans receivable	1,805	—	1,805
Earned income from direct financing leases	837	—	837
Tenant reimbursement income	3,308	—	3,308
Other income and interest from real estate transactions	754	—	754
Total revenues	152,295	—	152,295
Expenses:
General and administrative	11,995	(1,615)	10,380
Finance restructuring costs	(11)	—	(11)
Property costs	5,357	—	5,357
Real estate acquisition costs	865	—	865
Interest	53,535	—	53,535
Depreciation and amortization	62,069	—	62,069
Impairments	12,727	487	13,214
Total expenses	146,537	(1,128)	145,409
Income from continuing operations before other income and income tax expense	5,758	1,128	6,886
Other income:
Gain on debt extinguishment	212	—	212
Total other income	212	—	212
Income from continuing operations before income tax expense	5,970	1,128	7,098
Income tax expense	(242)	—	(242)
Income from continuing operations	5,728	1,128	6,856
Discontinued operations:
Income from discontinued operations	288	—	288
Gain on disposition of assets	403	(163)	240
Income from discontinued operations	691	(163)	528
Income before gain on disposition of assets	6,419	965	7,384
Gain on disposition of assets	1,251	(410)	841
Net income attributable to common stockholders	$7,670	$555	$8,225
Net income per share of common stock—basic:
Continuing operations	$0.02	$—	$0.02
Net income per share attributable to common stockholders—basic	$0.02	$—	$0.02
Net income per share of common stock—diluted:
Continuing operations	$0.02	$—	$0.02
Net income per share attributable to common stockholders—diluted	$0.02	$—	$0.02
Weighted average shares of common stock outstanding:
Basic	396,807,656	—	396,807,656
Diluted	397,613,583	—	397,613,583

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the nine months ended September 30, 2015 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$473,308	$—	$473,308
Interest income on loans receivable	5,216	—	5,216
Earned income from direct financing leases	2,299	—	2,299
Tenant reimbursement income	11,903	—	11,903
Other income and interest from real estate transactions	5,920	—	5,920
Total revenues	498,646	—	498,646
Expenses:
General and administrative	36,837	—	36,837
Property costs	20,317	—	20,317
Real estate acquisition costs	2,122	—	2,122
Interest	168,754	—	168,754
Depreciation and amortization	195,460	—	195,460
Impairments	56,222	776	56,998
Total expenses	479,712	776	480,488
Income from continuing operations before other income and income tax expense	18,934	(776)	18,158
Other income:
Gain on debt extinguishment	2,489	—	2,489
Total other income	2,489	—	2,489
Income from continuing operations before income tax expense	21,423	(776)	20,647
Income tax expense	(707)	—	(707)
Income from continuing operations	20,716	(776)	19,940
Discontinued operations:
Income from discontinued operations	90	—	90
Gain on disposition of assets	590	—	590
Income from discontinued operations	680	—	680
Income before gain on disposition of assets	21,396	(776)	20,620
Gain on disposition of assets	81,986	(15,695)	66,291
Net income attributable to common stockholders	$103,382	$(16,471)	$86,911
Net income per share of common stock—basic:
Continuing operations	$0.24	$(0.04)	$0.20
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—basic	$0.24	$(0.04)	$0.20
Net income per share of common stock—diluted:
Continuing operations	$0.24	$(0.04)	$0.20
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—diluted	$0.24	$(0.04)	$0.20
Weighted average shares of common stock outstanding:
Basic	429,387,707	—	429,387,707
Diluted	429,738,776	—	429,738,776

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the nine months ended September 30, 2014 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$426,212	$—	$426,212
Interest income on loans receivable	5,463	—	5,463
Earned income from direct financing leases	2,521	—	2,521
Tenant reimbursement income	9,548	—	9,548
Other income and interest from real estate transactions	4,312	—	4,312
Total revenues	448,056	—	448,056
Expenses:
General and administrative	33,496	(1,615)	31,881
Finance restructuring costs	13,022	—	13,022
Property costs	17,215	—	17,215
Real estate acquisition costs	2,372	—	2,372
Interest	163,926	—	163,926
Depreciation and amortization	184,586	—	184,586
Impairments	42,061	1,216	43,277
Total expenses	456,678	(399)	456,279
Loss from continuing operations before other expense and income tax expense	(8,622)	399	(8,223)
Other expense:
Loss on debt extinguishment	(64,496)	—	(64,496)
Total other expense	(64,496)	—	(64,496)
Loss from continuing operations before income tax expense	(73,118)	399	(72,719)
Income tax expense	(586)	—	(586)
Loss from continuing operations	(73,704)	399	(73,305)
Discontinued operations:
Income from discontinued operations	3,621	—	3,621
Gain on disposition of assets	488	(163)	325
Income from discontinued operations	4,109	(163)	3,946
Loss before gain on disposition of assets	(69,595)	236	(69,359)
Gain on disposition of assets	1,683	(597)	1,086
Net loss attributable to common stockholders	$(67,912)	$(361)	$(68,273)
Net (loss) income per share of common stock—basic:
Continuing operations	$(0.19)	$—	$(0.19)
Discontinued operations	0.01	—	0.01
Net loss per share attributable to common stockholders—basic	$(0.18)	$—	$(0.18)
Net (loss) income per share of common stock—diluted:
Continuing operations	$(0.19)	$—	$(0.19)
Discontinued operations	0.01	—	0.01
Net loss per share attributable to common stockholders—diluted	$(0.18)	$—	$(0.18)
Weighted average shares of common stock outstanding:
Basic	382,525,614	—	382,525,614
Diluted	382,525,614	—	382,525,614

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the nine months ended September 30, 2015 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$103,382	$(16,471)	$86,911
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	195,460	—	195,460
Impairments	56,256	776	57,032
Amortization of deferred financing costs	5,893	—	5,893
Derivative net settlements, amortization and other interest rate hedge losses	(95)	—	(95)
Amortization of debt discounts	1,670	—	1,670
Stock-based compensation expense	10,757	—	10,757
Gain on debt extinguishment	(2,489)	—	(2,489)
Debt extinguishment costs	(3,760)	—	(3,760)
Gains on dispositions of real estate and other assets, net	(82,576)	15,695	(66,881)
Non-cash revenue	(15,947)	—	(15,947)
Other	165	—	165
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(4,935)	—	(4,935)
Accounts payable, accrued expenses and other liabilities	7,433	—	7,433
Net cash provided by operating activities	271,214	—	271,214
Investing activities
Acquisitions of real estate	(703,106)	—	(703,106)
Capitalized real estate expenditures	(7,449)	—	(7,449)
Investments in loans receivable	(4,020)	—	(4,020)
Collections of principal on loans receivable and real estate assets under direct financing leases	4,450	—	4,450
Proceeds from dispositions of real estate and other assets	397,325	—	397,325
Transfers of net sales proceeds to restricted accounts pursuant to 1031 Exchanges	(2,489)	—	(2,489)
Transfers of net sales proceeds from Master Trust Release	40,126	—	40,126
Net cash used in investing activities	(275,163)	—	(275,163)
Financing activities
Borrowings under Revolving Credit Facilities	535,000	—	535,000
Repayments under Revolving Credit Facilities	(475,181)	—	(475,181)
Repayments under mortgages and notes payable	(347,242)	—	(347,242)
Deferred financing costs	(3,782)	—	(3,782)
Proceeds from issuance of common stock, net of offering costs	347,211	—	347,211
Proceeds from exercise of stock options	46	—	46
Purchase of shares of common stock	(1,700)	—	(1,700)
Dividends paid/distributions to equity owners	(216,231)	—	(216,231)
Transfers from reserve/escrow deposits with lenders	17,857	—	17,857
Net cash used in financing activities	(144,022)	—	(144,022)
Net decrease in cash and cash equivalents	(147,971)	—	(147,971)
Cash and cash equivalents, beginning of period	176,181	—	176,181
Cash and cash equivalents, end of period	$28,210	$—	$28,210

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the nine months ended September 30, 2014 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net loss attributable to common stockholders	$(67,912)	$(361)	$(68,273)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	184,586	—	184,586
Impairments	42,061	1,216	43,277
Amortization of deferred financing costs	4,084	—	4,084
Derivative net settlements, amortization and other interest rate hedge losses	(83)	—	(83)
Amortization of debt premiums	(821)	—	(821)
Stock-based compensation expense	8,503	—	8,503
Loss on debt extinguishment	64,496	—	64,496
Debt extinguishment costs	(59,069)	—	(59,069)
Gains on dispositions of real estate and other assets, net	(2,171)	760	(1,411)
Non-cash revenue	(12,877)	—	(12,877)
Other	274	(1,615)	(1,341)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(3,111)	—	(3,111)
Accounts payable, accrued expenses and other liabilities	(3,248)	—	(3,248)
Net cash provided by operating activities	154,712	—	154,712
Investing activities
Acquisitions of real estate	(569,806)	—	(569,806)
Capitalized real estate expenditures	(3,244)	—	(3,244)
Collections of principal on loans receivable and real estate assets under direct financing leases	4,641	—	4,641
Proceeds from dispositions of real estate and other assets	37,886	—	37,886
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	20,784	—	20,784
Transfers of net sales proceeds to Master Trust Release	(20,240)	—	(20,240)
Net cash used in investing activities	(529,979)	—	(529,979)
Financing activities
Borrowings under Revolving Credit Facilities	515,535	—	515,535
Repayments under Revolving Credit Facilities	(425,219)	—	(425,219)
Borrowings under Convertible Notes	757,500	—	757,500
Repayments under mortgages and notes payable	(562,104)	—	(562,104)
Deferred financing costs	(20,011)	—	(20,011)
Proceeds from issuance of common stock, net of offering costs	287,454	—	287,454
Proceeds from exercise of stock options	183	—	183
Offering costs paid on equity component of Convertible Notes	(1,609)	—	(1,609)
Purchase of shares of common stock	(2,920)	—	(2,920)
Consent fees paid to lenders	—	—	—
Dividends paid/distributions to equity owners	(189,510)	—	(189,510)
Transfers to reserve/escrow deposits with lenders	(490)	—	(490)
Net cash provided by financing activities	358,809	—	358,809
Net decrease in cash and cash equivalents	(16,458)	—	(16,458)
Cash and cash equivalents, beginning of period	66,588	—	66,588
Cash and cash equivalents, end of period	$50,130	$—	$50,130

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

Note 4. Investments
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
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

During the nine months ended September 30, 2015, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization, as restated:

	Number of Properties			Dollar Amount of Investments, Net
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2014	2,364	145	2,509	$7,934,072	$109,425	$8,043,497
Acquisitions/improvements (1) (3)	198	—	198	710,555	4,020	714,575
Dispositions of real estate (2) (3)	(72)	—	(72)	(432,471)	—	(432,471)
Principal payments and payoffs	—	—	—	—	(4,308)	(4,308)
Impairments	—	—	—	(56,541)	(338)	(56,879)
Write-off of gross lease intangibles	—	—	—	(6,655)	—	(6,655)
Loan premium amortization and other	(1)	—	(1)	(142)	(1,855)	(1,997)
Gross balance, September 30, 2015	2,489	145	2,634	$8,148,818	$106,944	$8,255,762
Accumulated depreciation and amortization				(1,029,332)	—	(1,029,332)
Other non-real estate assets held for sale				1,062	—	1,062
Net balance, September 30, 2015				$7,120,548	$106,944	$7,227,492
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
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale, for continuing and discontinued operations, for the nine months ended September 30, 2015, as restated:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2014	19	5	24	$110,052	$8,994	$119,046
Transfers from real estate investments	43	—	43	162,093	(34)	162,059
Sales	(35)	(2)	(37)	(199,324)	(4,475)	(203,799)
Balance, September 30, 2015	27	3	30	$72,821	$4,485	$77,306

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
September 30, 2015
(Unaudited)

Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations, as restated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real estate and intangible asset impairment	$19,919	$11,270	$55,273	$38,246
Write-off of lease intangibles due to lease terminations, net	713	1,910	1,268	4,509
Loans receivable impairment	338	—	338	—
Total impairments from real estate investment net assets	20,970	13,180	56,879	42,755
Other impairment	57	34	153	522
Total impairment loss in continuing and discontinued operations	$21,027	$13,214	$57,032	$43,277

Note 5. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Term (3)	September 30, 2015	December 31, 2014
			(in Years)	(In Thousands)
Revolving Credit Facilities	NM	1.74%	3.5	$75,000	$15,181
Master Trust Notes	5.44%	5.03%	7.5	1,696,766	1,710,380
CMBS - fixed-rate	5.40%	5.89%	2.7	1,512,777	1,836,181
CMBS - variable-rate (4)	3.14%	3.56%	2.9	68,305	110,685
Convertible Notes	4.88%	3.28%	4.5	747,500	747,500
Unsecured fixed rate promissory note (5)	—	—	0.0	—	1,293
Total debt	5.32%	4.95%	5.0	4,100,348	4,421,220
Debt discount, net				(54,181)	(51,586)
Deferred financing costs, net (6)				(41,183)	(46,332)
Total debt, net				$4,004,984	$4,323,302
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
September 30, 2015
(Unaudited)

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1) (Restated)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
September 30, 2015
Long-lived assets held and used	$37,589	$(3,207)	$—	$—	$40,796	$(41,294)
Lease intangible assets	4,294	—	—	—	4,294	(3,730)
Other assets	—	—	—	—	—	(338)
Long-lived assets held for sale	18,583	(30,954)	—	—	49,537	(11,670)
						$(57,032)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(21,653)
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

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$106,944	$112,999	$109,425	$115,747
Revolving Credit Facilities (1)	75,000	79,067	15,114	15,254
Mortgages and notes payable, net (2)	3,242,922	3,435,150	3,629,998	3,899,950
Convertible Notes, net (2)	687,062	690,975	678,190	729,231
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2015
(Unaudited)

Note 11. Discontinued Operations

Properties that were reported as held for sale as of December 31, 2013, will be presented in discontinued operations until the properties are disposed of. As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, will continue to be reclassified to discontinued operations. The following sets forth the results of discontinued operations, as restated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rent	$56	$300	$391	$917
Non-cash rent	—	27	—	—
Other	1	3	17	2,953
Total revenues	57	330	408	3,870
Expenses:
General and administrative	1	1	3	13
Property costs	97	41	281	236
Impairments	—	—	34	—
Total expenses	98	42	318	249
Income from discontinued operations	(41)	288	90	3,621
Gain on disposition of assets	—	240	590	325
Total discontinued operations	$(41)	$528	$680	$3,946
Number of properties disposed of during period	—	1	2	6

Note 12. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$30,555	$5,001
Reduction of debt in exchange for collateral assets	7,904	—
Net real estate and other collateral assets surrendered to lender	7,384	—
Accrued interest capitalized to principal (1)	4,686	997
Accrued performance share dividend rights	459	420
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted income (loss):
Income (loss) from continuing operations	$9,053	$6,856	$19,940	$(73,305)
Gain on disposition of assets	5,991	841	66,291	1,086
Less: income attributable to unvested restricted stock	(132)	(215)	(566)	(882)
Income (loss) used in basic and diluted income (loss) per share from continuing operations	14,912	7,482	85,665	(73,101)
(Loss) income from discontinued operations	(41)	528	680	3,946
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$14,871	$8,010	$86,345	$(69,155)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	441,512,930	398,799,661	430,650,925	384,485,286
Less: unvested weighted average shares of restricted stock	(1,307,582)	(1,992,005)	(1,263,218)	(1,959,672)
Weighted average number of shares outstanding used in basic income (loss) per share	440,205,348	396,807,656	429,387,707	382,525,614
Net income (loss) per share attributable to common stockholders—basic	$0.03	$0.02	$0.20	$(0.18)

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	147,098	800,717	347,055	—
Stock options	1,519	5,210	4,014	—
Weighted average number of shares of common stock used in diluted income (loss) per share	440,353,965	397,613,583	429,738,776	382,525,614
Net income (loss) per share attributable to common stockholders—diluted	$0.03	$0.02	$0.20	$(0.18)

Potentially dilutive shares of common stock
Unvested shares of restricted stock	271,462	761,523	393,164	787,546
Unvested performance shares	—	—	—	736,104
Stock options	—	—	—	5,033
Total	271,462	761,523	393,164	1,528,683
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

Note 15. Subsequent Events

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
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures for the quarter ended September 30, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
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

2015 Highlights

For the third quarter ended September 30, 2015:

•	Recognized revenues of $168.4 million, a 10.6% increase over revenues reported in the third quarter of 2014.

•	Generated AFFO of $0.22 per share, FFO of $0.21 per share, and net income of $0.03 per share.

•
Closed 17 real estate transactions totaling $159.8 million, which added 50 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.38% under leases with an average term of 14.9 years.

•
Sold 15 properties generating gross proceeds of $82.0 million, with a weighted average capitalization rate of 7.25%, including three Shopko properties for approximately $25.6 million, resulting in an overall gain on sale of $6.0 million.

•	Extinguished $41.8 million of high coupon debt that had a 5.56% weighted average rate.

•	Declared cash dividends for the third quarter of $0.17 per share, which equates to an annualized dividend of $0.68 per share.

•	There was no activity under our ATM Program during the quarter.

For the nine months ended September 30, 2015:

•	Generated revenues of $498.6 million, an 11.3% increase over the revenues reported during the first nine months of 2014.

•	Generated AFFO of $0.65 per share, FFO of $0.63 per share and net income of $0.20 per share.

•
Closed 77 real estate transactions totaling $713.9 million, which added 198 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.61% under leases with an average term of 16.4 years.

•
Sold 72 properties generating gross proceeds of $443.9 million, with a weighted average capitalization rate of 7.26%, including 24 Shopko properties for approximately $244.7 million, resulting in an overall gain on sale of $66.9 million, including $0.6 million reflected in discontinued operations.

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

Results of Operations
Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$159,183	$145,591	$13,592	9.3%
Interest income on loans receivable	1,764	1,805	(41)	(2.3)%
Earned income from direct financing leases	725	837	(112)	(13.4)%
Tenant reimbursement income	3,780	3,308	472	14.3%
Other income and interest from real estate transactions	2,973	754	2,219	NM
Total revenues	168,425	152,295	16,130	10.6%
Expenses:
General and administrative	12,265	10,380	1,885	18.2%
Finance restructuring costs	—	(11)	11	100.0%
Property costs	6,496	5,357	1,139	21.3%
Real estate acquisition costs	576	865	(289)	(33.4)%
Interest	54,673	53,535	1,138	2.1%
Depreciation and amortization	64,493	62,069	2,424	3.9%
Impairments	21,027	13,214	7,813	59.1%
Total expenses	159,530	145,409	14,121	9.7%
Income from continuing operations before other income and income tax expense	8,895	6,886	2,009	29.2%
Other income:
Gain on debt extinguishment	342	212	130	61.3%
Total other income	342	212	130	61.3%
Income from continuing operations before income tax expense	9,237	7,098	2,139	30.1%
Income tax expense	(184)	(242)	58	24.0%
Income from continuing operations	$9,053	$6,856	$2,197	32.0%

Gain on disposition of assets	$5,991	$841	$5,150	NM
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

Impairments

Impairment charges for the three months ended September 30, 2015 include $16.7 million on a consumer electronics property with a short-term lease expiration, $3.3 million on six properties that are held for sale and $1.0 million of lease intangible write-offs and an allowance for loan loss on an unsecured note receivable. For the same period in 2014, we recorded impairment losses of $7.3 million on seven properties that were held for sale, $1.9 million of lease intangible write-offs and $4.0 million of impairment on two underperforming properties, one in the home furnishings industry and one in the pharmaceutical industry.

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

Gain on disposition of assets
For the three months ended September 30, 2015, the gain on disposition of assets was primarily attributable to a $3.0 million gain from the sale of three Shopko properties. The balance of the gain related to the sale of 12 additional properties including three vacant properties and two multi-tenant properties.

Results of Operations
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$473,308	$426,212	$47,096	11.0%
Interest income on loans receivable	5,216	5,463	(247)	(4.5)%
Earned income from direct financing leases	2,299	2,521	(222)	(8.8)%
Tenant reimbursement income	11,903	9,548	2,355	24.7%
Other income and interest from real estate transactions	5,920	4,312	1,608	37.3%
Total revenues	498,646	448,056	50,590	11.3%
Expenses:
General and administrative	36,837	31,881	4,956	15.5%
Finance restructuring costs	—	13,022	(13,022)	(100.0)%
Property costs	20,317	17,215	3,102	18.0%
Real estate acquisition costs	2,122	2,372	(250)	(10.5)%
Interest	168,754	163,926	4,828	2.9%
Depreciation and amortization	195,460	184,586	10,874	5.9%
Impairments	56,998	43,277	13,721	31.7%
Total expenses	480,488	456,279	24,209	5.3%
Income (loss) from continuing operations before other income (expense) and income tax expense	18,158	(8,223)	26,381	NM
Other income (expense)
Gain (loss) on debt extinguishment	2,489	(64,496)	66,985	NM
Total other income (expense)	2,489	(64,496)	66,985	NM
Income (loss) from continuing operations before income tax expense	20,647	(72,719)	93,366	NM
Income tax expense	(707)	(586)	(121)	(20.6)%
Income (loss) from continuing operations	$19,940	$(73,305)	$93,245	NM

Gain on disposition of assets	$66,291	$1,086	$65,205	NM
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

Impairments

During the nine months ended September 30, 2015, impairment losses included $45.5 million on 20 vacant or underperforming properties primarily within the education, consumer electronics and restaurant-casual dining industries. In addition, of the properties held for sale during the period, 23 properties incurred impairment losses of $11.2 million. The balance of the impairment loss included an allowance for loan loss on an unsecured note. For the same period in 2014, we recorded impairment losses of $43.3 million. These charges included $16.1 million on the impairment of 11 properties that were held for sale, including two multi-tenant properties, $4.5 million of lease intangible write-offs following lease terminations and $22.7 million of impairment on 12 properties that were underperforming. Of the 12 underperforming properties, seven were in the manufacturing industry, three were in the quick-service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry.

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

Gain on disposition of assets

During the nine months ended September 30, 2015, we recorded gains totaling $66.3 million from continuing operations on the disposition of certain real estate assets. These gains are primarily attributable to a $55.6 million gain from the sale of 24 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. Additionally, we sold or disposed of 48 other properties, including 21 vacant properties and five multi-tenant properties.

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

FFO and AFFO

The following is a reconciliation of net income (loss) (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average shares of common stock outstanding used for the basic and diluted computations per share, as restated (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$15,003	$8,225	$86,911	$(68,273)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,399	61,973	195,178	184,302
Portfolio impairments
Continuing operations	20,629	13,214	56,506	43,277
Discontinued operations	—	—	34	—
Realized gains on sales of real estate (1)	(5,993)	(1,081)	(66,883)	(1,411)
Total adjustments	79,035	74,106	184,835	226,168

FFO	$94,038	$82,331	$271,746	$157,895
Add/(less):
(Gain) loss on debt extinguishment	(342)	(212)	(2,489)	64,496
Master Trust Exchange Costs	—	(11)	—	13,022
Real estate acquisition costs	576	865	2,122	2,372
Non-cash interest expense	2,478	2,042	7,644	3,362
Accrued interest on defaulted loans	1,960	1,217	5,412	1,217
Non-cash revenues	(5,396)	(4,533)	(15,947)	(12,877)
Non-cash compensation expense	3,469	3,019	10,757	8,503
Total adjustments to FFO	2,745	2,387	7,499	80,095

AFFO	$96,783	$84,718	$279,245	$237,990

Dividends declared to common stockholders	$75,040	$66,262	$221,225	$194,199
Net income (loss) per share of common stock
Basic (3)	$0.03	$0.02	$0.20	$(0.18)
Diluted (2) (3)	$0.03	$0.02	$0.20	$(0.18)
FFO per share of common stock
Diluted (2) (3)	$0.21	$0.21	$0.63	$0.41
AFFO per share of common stock
Diluted (2) (3)	$0.22	$0.21	$0.65	$0.62
Weighted average shares of common stock outstanding:
Basic	440,205,348	396,807,656	429,387,707	382,525,614
Diluted (2)	440,353,965	397,613,583	429,738,776	383,266,751
(1) Includes amounts related to discontinued operations.
(2) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(3) For the three months ended September 30, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2015 and 2014, dividends paid to unvested restricted stockholders of $0.6 million and $0.9 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see Note 14).

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA, as restated (dollars in thousands):

	September 30,
	2015	2014 (3)
	(unaudited)
Revolving Credit Facilities	$75,000	$125,403
Mortgages and notes payable, net	3,242,922	3,170,049
Convertible Notes, net	687,062	675,349
	4,004,984	3,970,801
Add/(less):
Preferred stock	—	—
Unamortized debt discount/(premium)	54,181	50,524
Unamortized deferred financing costs	41,183	37,027
Cash and cash equivalents	(28,210)	(50,130)
Cash reserves on deposit with lenders as additional security classified as other assets	(24,578)	(36,173)
Total adjustments	42,576	1,248
Adjusted Debt	$4,047,560	$3,972,049

	Three Months Ended September 30,
	2015	2014
	(unaudited)
Net income (loss) attributable to common stockholders	$15,003	$8,225
Add/(less): (1)
Interest	54,673	53,535
Depreciation and amortization	64,493	62,069
Income tax expense	184	242
Total adjustments	119,350	115,846
EBITDA	$134,353	$124,071
Add/(less): (1)
Master Trust Exchange Costs	—	(11)
Real estate acquisition costs	576	865
Impairments on real estate assets	20,629	13,214
Realized (gains) losses on sales of real estate	(5,993)	(1,081)
(Gain) loss on debt extinguishment	(342)	(212)
Total adjustments to EBITDA	14,870	12,775
Adjusted EBITDA	$149,223	$136,846
Annualized Adjusted EBITDA (2)	$596,892	$547,384

Adjusted Debt / Annualized Adjusted EBITDA	6.8	7.3

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA multiplied by 4.
(3) Certain reclassifications were made to the prior period to conform to the current period presentation.

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 3 to the September 30, 2015 unaudited consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of the Original Filing, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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