Form 10-K/A
period 2015-12-31
SPIRIT REALTY CAPITAL, INC.
filed 2016-11-01
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K/A Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K/A.

Explanatory Note
The Company is restating its audited consolidated financial statements for the year ended December 31, 2015 and its interim unaudited consolidated financial statements for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015. See the Company's Current Report on Form 8-K filed with the SEC on October 19, 2016 for additional details.
When the Company disposes of real estate assets, if the real estate assets constitute a business, a portion of the Company’s goodwill should be allocated to the carrying value of the business disposed of to determine the gain/loss on disposal. Further, when the Company classifies real estate assets that constitute a business as held for sale, the carrying amount used to determine an impairment loss, if any, should include an allocation of goodwill, in accordance with ASC 350 “Intangibles - Goodwill and Other". Historically, the Company did not allocate goodwill resulting from the Cole II Merger to real estate assets disposed of or consider the amount of goodwill attributable to real estate assets held for sale in assessing impairment in the Company’s consolidated financial statements as of and for the year ended December 31, 2015.
As explained in Note 2 to the consolidated financial statements included within this Form 10-K/A (as defined below), the restatement is a correction of an error in the application of the accounting treatment under ASC 350. For each real estate asset that constitutes a business that was disposed of or classified as held for sale, the restatement reflects an allocation of goodwill that has been derived based upon the proportionate fair value of the real estate asset to the fair value of the Company’s reporting unit (i.e. the Company's equity).
The allocation of goodwill to real estate assets disposed of resulted in a decrease in gain on disposition of assets of $20.6 million for the year ended December 31, 2015 and a decrease of $27.1 million to goodwill as of December 31, 2015. The allocation of goodwill to real estate assets held for sale resulted in an increase of $1.0 million to impairments for the year ended December 31, 2015 and a decrease of $0.9 million to real estate assets held for sale, net as of December 31, 2015. Additionally, the correction of these errors resulted in an increase of $28.0 million to accumulated deficit as of December 31, 2015.
This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the annual period ended December 31, 2015, initially filed with the SEC on February 26, 2016 (the "Original Filing"), is being filed to reflect the restatement of (i) the Company's consolidated balance sheet at December 31, 2015 and (ii) the Company's consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2015, and the notes related thereto. Additionally, although the effects were immaterial, the Company’s consolidated balance sheet as of December 31, 2014 and the Company’s consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2014 and 2013 included in this Form 10-K/A are being restated to reflect the correction of these errors. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety and only amends and restates Item 1A of Part I and Items 6, 7, 8 and 9A of Part II of the Original Filing to reflect the adjustments described above and in Note 2, and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 2 to the accompanying consolidated financial statements in this Form 10-K/A.
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
Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1, respectively.

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

PART I

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. Statements contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic situation and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A. “Risk Factors - Special Note Regarding Forward-Looking Statements” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K/A might not occur.

Available Information
The Corporation's principal executive offices are located at 2727 North Harwood Street, Suite 300, Dallas, Texas 75201. Our telephone number at that location is 972-476-1900. We maintain an Internet Web site at www.spiritrealty.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the Section 16 filings of our directors and officers as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our Investor Relations page of our Web site are available to be viewed free of charge. Also available on our Web site, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer).
Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K/A or our other filings with the SEC. A copy of this Annual Report on Form 10-K/A is available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 2727 North Harwood Street, Suite 300, Dallas, Texas 75201. All reports we file with the SEC are available free of charge on the SEC's Web site at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Shares of our common stock are traded on the NYSE under the symbol “SRC.”
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

Acquisition and Dispositions
During the year ended December 31, 2015, we purchased 232 properties, representing an aggregate gross investment of $889.2 million, which includes $9.2 million in revenue producing follow-on investments in existing properties. The properties acquired had a weighted average lease term of 16.4 years. During the same period, we sold 110 properties for $546.9 million in gross sales proceeds. See Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K/A for additional discussion of our investments.

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

Item 1A. Risk Factors

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this Annual Report on Form 10-K/A, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.
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

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

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

The market price and trading volume of our common stock may be adversely impacted by various factors.

The market price and trading volume of our common stock may fluctuate widely due to various factors, including:

•	actual or anticipated variations in our quarterly operating results or distributions, or those of our competitors;

•	publication of research reports about us, our competitors or the real estate industry;

•	adverse market reaction to any additional indebtedness we incur or debt or equity securities we or the Operating Partnership issue in the future;

•	additions or departures of key management personnel;

•	changes in our credit ratings;

•	the financial condition, performance and prospects of our tenants; and

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K/A.

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
We recently identified a deficiency in our internal control over financial reporting, which is considered to be a material weakness and led to the restatement of our audited consolidated financial statements for the year ended December 31, 2015 and our interim unaudited consolidated financial statements for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, March 31, 2016 and June 30, 2016. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness related to our failure to maintain effective procedures and controls over the evaluation of and accounting for goodwill related to the disposal of assets and the allocation of goodwill to held for sale assets in determining impairment charges. To remedy the material weakness, we have designed and implemented additional controls, including the performance of additional analyses and procedures. However, there is no assurance that such actions have, in fact, fully remediated the material weakness, or that other deficiencies will not be identified in the future.
As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such weaknesses or deficiencies, we will make efforts to further improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

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
We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005, and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K/A are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:

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

Item 6.    Selected Financial Data

As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2015. The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K/A.

	Years Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012	2011
	(Dollars in thousands, except share and per share data)
	(Restated)	(Restated)	(Restated)
Operating Data:
Revenues:
Rentals	$634,151	$574,456	$404,402	$266,567	$255,672
Interest income on loans receivable	6,948	7,239	5,928	5,696	6,772
Earned income from direct financing leases	3,024	3,343	1,572	—	—
Tenant reimbursement income	15,952	13,085	5,637	—	—
Other income and interest from real estate transactions	7,260	4,748	1,928	852	786
Total revenues	667,335	602,871	419,467	273,115	263,230
Expenses:
General and administrative	47,730	42,637	35,146	36,252	27,854
Restructuring charges	7,056	—	—	—	—
Finance restructuring costs	—	13,022	717	—	—
Merger costs	—	—	56,644	—	—
Property costs	27,715	23,383	11,760	5,176	4,693
Real estate acquisition costs	2,739	3,631	1,718	1,054	553
Interest	222,901	220,070	179,267	156,220	169,343
Depreciation and amortization	260,633	247,966	164,054	104,984	103,179
Impairments (recoveries)	70,695	37,598	(185)	8,918	5,646
Total expenses	639,469	588,307	449,121	312,604	311,268
Income (loss) from continuing operations before other expense and income tax expense	27,866	14,564	(29,654)	(39,489)	(48,038)
Other expense:
Loss on debt extinguishment	(3,162)	(64,750)	(2,405)	(32,522)	—
Total other expense	(3,162)	(64,750)	(2,405)	(32,522)	—
Income (loss) from continuing operations before income tax (expense) benefit	24,704	(50,186)	(32,059)	(72,011)	(48,038)
Income tax (expense) benefit	(601)	(673)	(1,113)	(504)	60
Income (loss) from continuing operations	24,103	(50,859)	(33,172)	(72,515)	(47,978)
Discontinued operations: (2)
Income (loss) from discontinued operations	98	3,368	(4,530)	(369)	(13,149)
Gain (loss) on disposition of assets	590	325	36,086	(3,349)	(2,736)
Income (loss) from discontinued operations	688	3,693	31,556	(3,718)	(15,885)
Income (loss) before gain on disposition of assets	24,791	(47,166)	(1,616)	(76,233)	(63,863)
Gain on disposition of assets	68,421	10,221	—	—	—
Net income (loss)	93,212	(36,945)	(1,616)	(76,233)	(63,863)
Less: preferred dividends	—	—	—	(63)	(16)
Net income (loss) attributable to common stockholders	$93,212	$(36,945)	$(1,616)	$(76,296)	$(63,879)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.21	$(0.11)	$(0.14)	$(0.92)	$(0.97)
Discontinued operations	—	0.01	0.13	(0.05)	(0.33)
Net income (loss) per share attributable to common stockholders—basic	$0.21	$(0.10)	$(0.01)	$(0.97)	$(1.30)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.21	$(0.11)	$(0.14)	$(0.92)	$(0.97)

Discontinued operations	—	0.01	0.13	(0.05)	(0.33)
Net income (loss) per share attributable to common stockholders—diluted	$0.21	$(0.10)	$(0.01)	$(0.97)	$(1.30)
Weighted average shares of common stock outstanding:
Basic common shares (3)	432,222,953	386,809,746	255,020,565	78,625,102	49,265,701
Diluted common shares (3)	432,545,625	386,809,746	255,020,565	78,625,102	49,265,701
Dividends declared per common share issued (4)	$0.68500	$0.66875	$0.65843	$0.17480	$—

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

(4) Dividends declared per common share issued for the years ended December 31, 2013 and 2012 have been adjusted for the Merger.

	Years Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012	2011
	(Dollars in thousands)
	(Restated)	(Restated)	(Restated)
Balance Sheet Data (end of period):
Gross investments, including related lease intangibles	$8,302,688	$8,043,497	$7,235,732	$3,654,925	$3,582,870
Net investments	7,425,719	7,316,694	6,743,439	3,119,608	3,147,109
Cash and cash equivalents	21,790	176,181	66,588	73,568	49,536
Total assets (3)	7,891,039	7,964,230	7,207,775	3,245,938	3,225,628
Total debt, net (3)	4,092,787	4,323,302	3,758,241	1,893,139	2,621,213
Total liabilities (3)	4,429,165	4,652,568	4,093,034	1,992,495	2,699,268
Total stockholders' equity (2)	3,461,874	3,311,662	3,114,741	1,253,443	526,360

Other Data:
FFO (4)	$354,686	$238,105	$139,487	$52,830	$69,766
AFFO (4)	$378,050	$322,400	$208,853	$119,248	$99,574
Number of properties in investment portfolio	2,629	2,509	2,186	1,207	1,153
Owned properties occupancy at period end (based on number of properties)	99%	98%	99%	99%	98%
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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
	(Restated)	(Restated)	(Restated)
Net income (loss) attributable to common stockholders (1)	$93,212	$(36,945)	$(1,616)	$(76,296)	$(63,879)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	260,257	247,587	163,874	104,929	103,086
Discontinued operations	—	—	3,545	7,116	8,691
Portfolio impairments
Continuing operations	70,197	37,592	183	9,098	2,546
Discontinued operations	34	417	9,587	4,634	16,586
Realized (gain) loss on sales of real estate (2)	(69,014)	(10,546)	(36,086)	3,349	2,736
Total adjustments	261,474	275,050	141,103	129,126	133,645

FFO	$354,686	$238,105	$139,487	$52,830	$69,766
Add/(less):
Loss (gain) on debt extinguishment
Continuing operations	3,162	64,750	2,405	32,522	—
Discontinued operations	—	—	(1,028)	—	—
Restructuring charges	7,056	—	—	—	—
Loss on derivative instruments related to term note extinguishment	—	—	—	8,688	1,025
Expenses incurred to secure lenders’ consents to the IPO	—	—	—	4,743	374
Expenses incurred to amend term note	—	—	—	—	7,226
Litigation	—	—	—	—	151
Cole II Merger related costs (3)	—	—	66,700	—	—
Master Trust Exchange Costs	—	13,022	717	—	—
Real estate acquisition costs	2,739	3,631	1,718	1,054	553
Non-cash interest expense	10,367	5,175	8,840	16,495	22,704
Non-cash revenues	(20,930)	(16,732)	(18,755)	(3,015)	(2,225)
Accrued interest and fees on defaulted loans	7,649	3,103	—	—	—
Non-cash compensation expense	13,321	11,346	8,769	5,931	—
Total adjustments to FFO	23,364	84,295	69,366	66,418	29,808

AFFO	$378,050	$322,400	$208,853	$119,248	$99,574

FFO per share of common stock
Diluted (4) (5)	$0.82	$0.61	$0.54	$0.57	$1.42
AFFO per share of common stock
Diluted (4) (6)	$0.87	$0.83	$0.81	$1.14	$2.02
Weighted average shares of common stock outstanding:
Basic	432,222,953	386,809,746	255,020,565	78,625,102	49,265,701
Diluted	432,545,625	387,585,580	255,210,757	112,509,283	49,265,701
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

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA

	December 31,
	2015	2014 (6)
	(in thousands)
Revolving Credit Facilities	$—	$15,114
Term Loan, net	322,902	—
Mortgages and notes payable, net	3,079,787	3,629,998
Convertible Notes, net	690,098	678,190
	4,092,787	4,323,302
Add/(less):
Preferred stock	—	—
Unamortized debt (premium) discount, net	52,203	51,586
Unamortized deferred financing costs	41,577	46,332
Cash and cash equivalents	(21,790)	(176,181)
Cash reserves on deposit with lenders as additional security classified as other assets	(24,660)	(46,481)
Total adjustments	47,330	(124,744)
Adjusted Debt (1)	$4,140,117	$4,198,558

	Three Months Ended December 31,
	2015	2014
	(Dollars in thousands)
	(Restated)	(Restated)
Net income attributable to common stockholders	$6,301	$31,328
Add/(less): (2)
Interest	54,147	56,144
Depreciation and amortization	65,173	63,380
Income tax (benefit) expense	(106)	87
Total adjustments	119,214	119,611
EBITDA	$125,515	$150,939
Add/(less): (2)
Restructuring charges	6,956	—
Real estate acquisition costs	617	1,259
Impairments (recoveries)	13,691	(5,268)
Realized gain on sales of real estate	(2,131)	(9,135)
Loss on debt extinguishment	5,651	254
Total adjustments to EBITDA	24,784	(12,890)
Adjusted EBITDA (3)	$150,299	$138,049
Annualized Adjusted EBITDA (4)	$601,196	$552,196

Adjusted Debt / Annualized Adjusted EBITDA (5)	6.9	7.6
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
As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 7 may not be comparable to the discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2015.
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

2015 Highlights

For the year ended December 31, 2015:

•	Generated revenues of $667.3 million, a 10.7% increase over revenues reported during the year ended December 31, 2014.

•	Generated AFFO of $0.87 per diluted share, FFO of $0.82 per diluted share, and net income of $0.21 per share.

•
Closed 97 real estate transactions totaling $889.2 million, which added 232 properties to our portfolio, earning an initial weighted average cash yield of 7.68% under leases with an average term of 16.4 years.

•
Sold 110 properties generating gross proceeds of $546.9 million, with a weighted average capitalization rate of 7.22%, including 34 Shopko properties for approximately $300.7 million, resulting in an overall gain on sale of $69.0 million, including $0.6 million reflected in discontinued operations.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$634,151	$574,456	$59,695	10.4%
Interest income on loans receivable	6,948	7,239	(291)	(4.0)%
Earned income from direct financing leases	3,024	3,343	(319)	(9.5)%
Tenant reimbursement income	15,952	13,085	2,867	21.9%
Other income and interest from real estate transactions	7,260	4,748	2,512	52.9%
Total revenues	667,335	602,871	64,464	10.7%
Expenses:
General and administrative	47,730	42,637	5,093	11.9%
Restructuring charges	7,056	—	7,056	NM
Finance restructuring costs	—	13,022	(13,022)	(100.0)%
Property costs	27,715	23,383	4,332	18.5%
Real estate acquisition costs	2,739	3,631	(892)	(24.6)%
Interest	222,901	220,070	2,831	1.3%
Depreciation and amortization	260,633	247,966	12,667	5.1%
Impairment	70,695	37,598	33,097	88.0%
Total expenses	639,469	588,307	51,162	8.7%
Income from continuing operations before other expense and income tax expense	27,866	14,564	13,302	91.3%
Other expense:
Loss on debt extinguishment	(3,162)	(64,750)	61,588	95.1%
Total other expense	(3,162)	(64,750)	61,588	95.1%
Income (loss) from continuing operations before income tax expense	24,704	(50,186)	74,890	NM
Income tax expense	(601)	(673)	72	10.7%
Income (loss) from continuing operations	$24,103	$(50,859)	$74,962	NM

Gain on disposition of assets	$68,421	$10,221	$58,200	NM
NM - Percentages over 100% are not displayed.

Revenues

For the year ended December 31, 2015, 95.5% of our total revenues were generated from long-term leases of our owned properties. The year over year increase of 10.7% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to December 31, 2014.

Rentals

The year-over-year increase in rental revenue was primarily attributable to the acquisition of 232 properties with a gross investment in real estate of $889.2 million during the year ended December 31, 2015. This increase was partially offset by the sale of 110 properties during the same period having a real estate investment value of $541.0 million. During the year ended December 31, 2015 and 2014, non-cash rentals were $23.4 million and $19.3 million, respectively, representing approximately 3.7% and 3.4% of total rental revenue from continuing operations, respectively. Contractual rent escalations subsequent to December 31, 2014 also contributed to the increase.

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

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. The year-over-year increase is primarily due to the acquisition of 232 properties, representing a gross investment in real estate of $889.2 million, during the year ended December 31, 2015. The increase was partially offset by dispositions of 110 properties during 2015 with a real estate investment value of $541.0 million.
The following table summarizes our depreciation and amortization expense from continuing operations:

	Years Ended December 31,
	2015	2014
	(in thousands)
Depreciation of real estate assets	$210,395	$194,383
Other depreciation	375	379
Amortization of lease intangibles	49,863	53,204
Total depreciation and amortization	$260,633	$247,966

Impairments

During the year ended December 31, 2015, we incurred impairment losses of $55.4 million primarily from 22 vacant or underperforming properties within the education, restaurant-casual dining and sporting goods industries. In addition, 29 properties held for sale during the period incurred impairment losses of $15.0 million. The balance of the impairment loss included an allowance for loan loss on an unsecured note. During the year ended December 31, 2014, we recorded impairment losses of $37.6 million. These charges included $20.2 million on the impairment of 21 properties that were held for sale, including two multi-tenant properties, and $22.7 million of impairment on twelve properties which were underperforming. Of the twelve underperforming properties, seven were in the manufacturing industry relating to one original tenant, three were in the quick service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry. In addition during the year ended December 31, 2014, lease intangible write-offs resulted in a net credit to impairment of $4.8 million primarily due to the write-off of below market rent intangible liabilities following the amendment to the Shopko master lease.

The following summarizes our impairment loss from continuing operations:

	Years Ended December 31,
	2015	2014
	(in thousands)
	(Restated)	(Restated)
Real estate and intangible asset impairment	$68,531	$41,890
Write-off of lease intangibles due to lease terminations, net	1,666	(4,820)
Loans receivable impairment	324	—
Total impairments from real estate investment net assets	70,521	37,070
Other impairment	174	528
Total impairment loss	$70,695	$37,598
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

Gain on disposition of assets

During the year ended December 31, 2015, we recorded gains totaling $68.4 million from continuing operations on the disposition of certain real estate assets. These gains are primarily attributable to a $58.7 million gain from the sale of 34 Shopko properties. The Shopko property sales are consistent with management's strategic decision to reduce our Shopko tenant concentration while maximizing our investment value. Additionally, we sold or disposed of 76 other properties, including 31 vacant properties and 5 multi-tenant properties. During 2014, we disposed of 32 properties, and recorded gains totaling $10.2 million from continuing operations. An additional $0.3 million in gains were recorded in discontinued operations from the sale of six properties during 2014.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2014	2013	Change	% Change
	(in thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$574,456	$404,402	$170,054	42.1%
Interest income on loans receivable	7,239	5,928	1,311	22.1%
Earned income from direct financing leases	3,343	1,572	1,771	NM
Tenant reimbursement income	13,085	5,637	7,448	NM
Other income and interest from real estate transactions	4,748	1,928	2,820	NM
Total revenues	602,871	419,467	183,404	43.7%
Expenses:
General and administrative	42,637	35,146	7,491	21.3%
Finance restructuring costs	13,022	717	12,305	NM
Merger costs	—	56,644	(56,644)	NM
Property costs	23,383	11,760	11,623	98.8%
Real estate acquisition costs	3,631	1,718	1,913	NM
Interest	220,070	179,267	40,803	22.8%
Depreciation and amortization	247,966	164,054	83,912	51.1%
Impairment (recoveries)	37,598	(185)	37,783	NM
Total expenses	588,307	449,121	139,186	31.0%
Income (loss) from continuing operations before other expense and income tax expense	14,564	(29,654)	44,218	NM
Other expense:
Loss on debt extinguishment	(64,750)	(2,405)	(62,345)	NM
Total other expense	(64,750)	(2,405)	(62,345)	NM
Loss from continuing operations before income tax expense	(50,186)	(32,059)	(18,127)	(56.5)%
Income tax expense	(673)	(1,113)	440	39.5%
Loss from continuing operations	$(50,859)	$(33,172)	$(17,687)	(53.3)%

Gain on disposition of assets	$10,221	$—	$10,221	NM
NM - Percentages over 100% are not displayed.

Revenues

For the year ended December 31, 2014, 95.8% of our total revenues were generated from long-term leases of our owned properties. As more fully described below, the year-over-year increase in total revenue was due primarily to $136.7 million of additional revenue provided by the properties acquired in the Merger. The remaining increase is attributable to an increase in base rental revenue resulting from $971.7 million of non-Merger real estate investments acquired subsequent to December 31, 2013 and contractual rent increases, net of $117.0 million of real estate investment value related to properties sold in 2014.

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

Impairments

During the year ended December 31, 2014, we recorded impairment losses of $37.6 million. These charges included $20.2 million on the impairment of 19 properties that were held for sale, including two multi-tenant properties, and $22.7 million of impairment losses on twelve properties which were underperforming. Of the twelve underperforming properties, seven were in the manufacturing industry relating to one original tenant, three were in the quick service restaurant industry, one in the home furnishings industry and one in the pharmaceutical industry. In addition during the year ended December 31, 2014, lease intangible write-offs resulted in a net credit to impairment of $4.8 million primarily due to the write-off of below market rent intangible liabilities following the amendment to the Shopko master lease. Beginning January 1, 2014, as a result of our adoption of ASU 2014-08, impairment losses incurred on properties classified as held for sale are prospectively reported in continuing operations. Impairment losses incurred on properties that were held for sale at or prior to December 31, 2013, are and will continue to be reflected in discontinued operations during those periods. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. The disposition or re-leasing of non-performing or underperforming properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value.

The following summarizes our impairment loss (recovery) from continuing operations:

	Years Ended December 31,
	2014	2013
	(in thousands)
	(Restated)	(Restated)
Real estate and intangible asset impairment	$41,890	$182
Write-off of lease intangibles due to lease terminations, net	(4,820)	—
Loan receivable impairment recovery	—	(367)
Total impairments from real estate investment net assets	37,070	(185)
Other impairment	528	—
Total impairment loss (recovery)	$37,598	$(185)

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
We recognized income from discontinued operations of $3.7 million and $31.6 million for the years ended December 31, 2014 and 2013, respectively. For 2014, $2.9 million of the income was attributable to the receipt of a lease termination fee related to a property that was sold. The 2013 income included a $35.5 million gain attributable to the sale of a multi-tenant property. Non-cash impairment charges included in income from discontinued operations for the years ended December 31, 2014 and 2013 were $0.4 million and $9.6 million, respectively.

Gain on disposition of assets
During 2014, we disposed of 32 properties and recorded gains totaling $10.2 million from continuing operations. An additional $0.3 million in gains were recorded in discontinued operations from the sale of six properties during 2014. No such gains or losses were recorded during the year ended December 31, 2013.

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

In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At December 31, 2015, $12.1 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheet included in this Annual Report on Form 10-K/A.

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

Master Trust 2014

In May 2014, we completed our Exchange Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued Master Trust 2014 notes. The terms of the new notes remain generally similar to the old notes including the interest rate and anticipated final repayment dates; however, the new notes generally amortize more slowly than the old notes and have a legal final payment date that is 17 years later than the old notes (although the anticipated repayment date remains the same). The revisions to Master Trust 2014, in connection with the issuance of the new notes, generally provide the Operating Partnership more administrative flexibility as property manager and special servicer. In addition, there is no requirement that the new notes be insured by third party financial guaranty insurance as were the old notes and we no longer pay the associated insurance premium which approximated $0.2 million per month during the applicable periods of 2014. The Exchange Offer was accounted for as a debt modification and the related costs of $13.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, are classified as finance restructuring costs in our consolidated statements of operations included in this Annual Report on Form 10-K/A.

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

The increase in revenue was primarily attributable to the acquisition of 232 properties, representing a gross investment in real estate during the year ended December 31, 2015 totaling $889.2 million partially offset by the disposition of 110 properties during the same period with a real estate investment value of $541.0 million.

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
In our report dated February 26, 2016, we expressed an unqualified opinion that Spirit Realty Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria. Management has subsequently determined that a deficiency in controls existed over the review of the accounting for real estate dispositions; specifically, the allocation of a portion of the Company’s goodwill to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale. Management has further concluded that such deficiency represented a material weakness as of December 31, 2015. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that Spirit Realty Capital, Inc.’s internal control over financial reporting was not effective as of December 31, 2015. Accordingly, our present opinion on the effectiveness of Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2015, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s allocation of goodwill related to the disposal of assets and allocation of goodwill to assets held for sale in determining impairment charges. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 26, 2016, except for the effects of the restatement described in Note 2, as to which the date is October 31, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Spirit Realty Capital, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2016 except for the effect of the material weakness described in the sixth paragraph above, as to which the date is October 31, 2016

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
As discussed in Note 3 to the consolidated financial statements, in the first quarter of 2015 the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Also, as discussed in Note 13 to the consolidated financial statements, in the first quarter of 2014 the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
As discussed in Note 2, the consolidated financial statements as of and for the year ended December 31, 2015, have been restated to allocate goodwill to the carrying amount of assets sold or assets held for sale which met the definition of a business under U.S. generally accepted accounting principles, in order to determine gain or loss on disposition of assets or impairment losses recognized on assets held for sale.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is October 31, 2016, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2016 except for the effects of the restatement described in Note 2, as to which the date is October 31, 2016

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)

	December 31, 2015	December 31, 2014
	(Restated)	(Restated)
Assets
Investments:
Real estate investments:
Land and improvements	$2,710,888	$2,614,630
Buildings and improvements	4,816,481	4,579,166
Total real estate investments	7,527,369	7,193,796
Less: accumulated depreciation	(860,954)	(752,210)
	6,666,415	6,441,586
Loans receivable, net	104,003	109,425
Intangible lease assets, net	526,718	590,073
Real estate assets under direct financing leases, net	44,324	56,564
Real estate assets held for sale, net	84,259	119,046
Net investments	7,425,719	7,316,694
Cash and cash equivalents	21,790	176,181
Deferred costs and other assets, net	179,180	185,507
Goodwill	264,350	285,848
Total assets	$7,891,039	$7,964,230

Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$—	$15,114
Term Loan, net	322,902	—
Mortgages and notes payable, net	3,079,787	3,629,998
Convertible Notes, net	690,098	678,190
Total debt, net	4,092,787	4,323,302
Intangible lease liabilities, net	193,903	205,968
Accounts payable, accrued expenses and other liabilities	142,475	123,298
Total liabilities	4,429,165	4,652,568
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 441,819,964 shares and 411,350,440 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	4,418	4,113
Capital in excess of par value	4,721,323	4,361,320
Accumulated deficit	(1,262,839)	(1,052,688)
Accumulated other comprehensive loss	(1,028)	(1,083)
Total stockholders’ equity	3,461,874	3,311,662
Total liabilities and stockholders’ equity	$7,891,039	$7,964,230
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)	(Restated)
Revenues:
Rentals	$634,151	$574,456	$404,402
Interest income on loans receivable	6,948	7,239	5,928
Earned income from direct financing leases	3,024	3,343	1,572
Tenant reimbursement income	15,952	13,085	5,637
Other income and interest from real estate transactions	7,260	4,748	1,928
Total revenues	667,335	602,871	419,467
Expenses:
General and administrative	47,730	42,637	35,146
Restructuring charges	7,056	—	—
Finance restructuring costs	—	13,022	717
Merger costs	—	—	56,644
Property costs	27,715	23,383	11,760
Real estate acquisition costs	2,739	3,631	1,718
Interest	222,901	220,070	179,267
Depreciation and amortization	260,633	247,966	164,054
Impairments (recoveries)	70,695	37,598	(185)
Total expenses	639,469	588,307	449,121
Income (loss) from continuing operations before other expense and income tax expense	27,866	14,564	(29,654)
Other expense:
Loss on debt extinguishment	(3,162)	(64,750)	(2,405)
Total other expense	(3,162)	(64,750)	(2,405)
Income (loss) from continuing operations before income tax expense	24,704	(50,186)	(32,059)
Income tax expense	(601)	(673)	(1,113)
Income (loss) from continuing operations	24,103	(50,859)	(33,172)
Discontinued operations:
Income (loss) from discontinued operations	98	3,368	(4,530)
Gain on disposition of assets	590	325	36,086
Income from discontinued operations	688	3,693	31,556
Income (loss) before gain on disposition of assets	24,791	(47,166)	(1,616)
Gain on disposition of assets	68,421	10,221	—
Net income (loss) attributable to common stockholders	$93,212	$(36,945)	$(1,616)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.21	$(0.11)	$(0.14)
Discontinued operations	—	0.01	0.13
Net income (loss) per share attributable to common stockholders—basic	$0.21	$(0.10)	$(0.01)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.21	$(0.11)	$(0.14)
Discontinued operations	—	0.01	0.13
Net income (loss) per share attributable to common stockholders—diluted	$0.21	$(0.10)	$(0.01)
Weighted average shares of common stock outstanding:
Basic	432,222,953	386,809,746	255,020,565
Diluted	432,545,625	386,809,746	255,020,565
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss) (As Restated, see Note 2)
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)	(Restated)
Net income (loss) attributable to common stockholders	$93,212	$(36,945)	$(1,616)
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(1,190)	(1,760)	(314)
Net cash flow hedge losses reclassified to operations	1,245	1,315	447
Total comprehensive income (loss)	$93,267	$(37,390)	$(1,483)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity (As Restated, see Note 2)
(In Thousands, Except Share Data)

	Common Stock			Accumulated Deficit		Total Stockholders’ Equity
	Shares	Par Value	Capital in Excess of Par Value		AOCL
Balances, December 31, 2012	161,625,144	$1,616	$1,827,632	$(575,034)	$(771)	$1,253,443
Common shares issued in connection with merger	208,570,007	2,086	2,023,426	—	—	2,025,512
Net loss (Restated)	—	—	—	(1,616)	—	(1,616)
Other comprehensive income	—	—	—	—	133	133
Dividends declared on common stock	—	—	—	(169,395)	—	(169,395)
Repurchase of shares of common stock	(206,762)	(2)	—	(1,940)	—	(1,942)
Stock-based compensation, net	375,414	4	8,765	(163)	—	8,606
Balances, December 31, 2013 (Restated)	370,363,803	3,704	3,859,823	(748,148)	(638)	3,114,741
Net loss (Restated)	—	—	—	(36,945)	—	(36,945)
Other comprehensive loss	—	—	—	—	(445)	(445)
Dividends declared on common stock	—	—	—	(264,113)	—	(264,113)
Repurchase of shares of common stock	(266,837)	(3)	—	(2,917)	—	(2,920)
Issuance of shares of common stock, net	40,808,577	408	434,576	—	—	434,984
Embedded conversion premium of Convertible Notes, net	—	—	55,131	—	—	55,131
Exercise of stock options	20,000	—	183	—	—	183
Stock-based compensation, net	424,897	4	11,607	(565)	—	11,046
Balances, December 31, 2014 (Restated)	411,350,440	4,113	4,361,320	(1,052,688)	(1,083)	3,311,662
Net income (Restated)	—	—	—	93,212	—	93,212
Other comprehensive income	—	—	—	—	55	55
Dividends declared on common stock	—	—	—	(298,531)	—	(298,531)
Repurchase of shares of common stock	(426,158)	(4)	—	(4,268)	—	(4,272)
Issuance of shares of common stock, net	29,610,100	296	346,915	—	—	347,211
Exercise of stock options	5,000	—	46	—	—	46
Stock-based compensation, net	1,280,582	13	13,042	(564)	—	12,491
Balances, December 31, 2015 (Restated)	441,819,964	$4,418	$4,721,323	$(1,262,839)	$(1,028)	$3,461,874
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows (As Restated/Revised, see Note 2)
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)	(Restated)
Operating activities
Net income (loss) attributable to common stockholders	$93,212	$(36,945)	$(1,616)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	260,633	247,966	167,599
Impairments	70,729	38,015	9,402
Amortization of deferred financing costs	7,937	5,899	13,188
Derivative net settlements, amortization and terminations	(132)	(114)	(665)
Amortization of debt discounts (premium)	2,322	(849)	4,653
Stock-based compensation expense	13,321	11,346	8,769
Loss on debt extinguishment, net	3,162	64,750	1,377
Debt extinguishment costs	(8,112)	(59,576)	—
Gains on dispositions of real estate and other assets, net	(69,011)	(10,546)	(36,334)
Non-cash revenue	(20,930)	(16,732)	(18,755)
Other	151	(1,355)	(53)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(604)	(25,466)	(7,255)
Accounts payable, accrued expenses and other liabilities	13,382	2,178	(2,206)
Accrued restructuring charges	5,926	—	—
Net cash provided by operating activities	371,986	218,571	138,104
Investing activities
Acquisitions of real estate	(875,983)	(958,038)	(408,436)
Capitalized real estate expenditures	(10,269)	(5,087)	(13,169)
Investments in loans receivable	(4,020)	—	—
Collections of principal on loans receivable and real estate assets under direct financing leases	6,822	6,085	15,260
Proceeds from dispositions of real estate and other assets	496,646	110,185	246,783
Cash acquired in connection with merger	—	—	7,347
Transfers of net sales proceeds (to) from restricted accounts pursuant to 1031 Exchanges	(39,869)	20,784	(20,784)
Transfers of net sales proceeds from (to) Master Trust Release	40,977	(51,959)	13,406
Net cash used in investing activities	(385,696)	(878,030)	(159,593)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows (As Restated/Revised, see Note 2)
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)	(Restated)
Financing activities
Borrowings under Revolving Credit Facilities	798,000	875,722	386,705
Repayments under Revolving Credit Facilities	(813,181)	(895,661)	(351,585)
Repayment of line of credit previously belonging to Cole II	—	—	(324,111)
Borrowings under mortgages and notes payable	—	518,846	620,290
Repayments under mortgages and notes payable	(512,486)	(610,973)	(127,572)
Borrowings under Convertible Notes	—	747,500	—
Borrowings under Term Loan	325,000	—	—
Deferred financing costs	(6,150)	(30,772)	(34,399)
Proceeds from issuance of common stock, net of offering costs	347,211	434,984	(518)
Offering costs paid on equity component of Convertible Notes	—	(1,609)	—
Purchase of shares of common stock	(4,272)	(2,920)	(1,942)
Consent fees paid to lenders	—	—	(5,449)
Proceeds from exercise of stock options	46	183	—
Dividends paid/distributions to equity owners	(292,262)	(255,771)	(136,091)
Transfers to (from) reserve/escrow deposits with lenders	17,413	(10,477)	(10,819)
Net cash (used in) provided by financing activities	(140,681)	769,052	14,509
Net (decrease) increase in cash and cash equivalents	(154,391)	109,593	(6,980)
Cash and cash equivalents, beginning of period	176,181	66,588	73,568
Cash and cash equivalents, end of period	$21,790	$176,181	$66,588
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

Note 2. Restatement
The restatement of the Company's audited consolidated financial statements results from the Company's subsequent accounting for goodwill resulting from the Cole II Merger. Previously, the Company did not allocate goodwill to the disposal of real estate assets or held for sale real estate assets that met the definition of a business under GAAP, as required by ASC 350 “Intangibles - Goodwill and Other” in order to determine gain on disposition of assets or impairments, if any, respectively.
For the disposal of real estate assets that constituted a business, goodwill and gain on disposition of assets both should have been reduced by the proportionate amount of goodwill allocated to each disposed real estate asset. The amount of goodwill allocated is derived as the proportionate fair value of the real estate considered to be a business under GAAP at the time of sale to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to goodwill of $27.1 million at December 31, 2015 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $20.6 million for the year ended December 31, 2015. The restated consolidated balance sheet includes a reduction to goodwill of $5.6 million at December 31, 2014 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $3.2 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively.
Further, in evaluating the impairment on held for sale real estate assets considered to be a business under GAAP, the proportionate amount of goodwill attributable to the real estate asset held for sale should be considered in determining the amount of impairment, if any. The amount of goodwill attributed is derived as the proportionate fair value of the real estate asset considered to be a business under GAAP held for sale at measurement date to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.9 million at December 31, 2015 and the restated consolidated statement of operations includes an increase to impairments of $1.0 million for the year ended December 31, 2015. The restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.9 million at December 31, 2014 and

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

the restated consolidated statement of operations includes an increase to impairments of $1.6 million for the year ended December 31, 2014 and an increase to loss from discontinued operations of $2.5 million for the year ended December 31, 2013.
As part of its restatement, the Company also identified one other immaterial error affecting the consolidated financial statements as of and for the year ended December 31, 2014. The Company recorded an increase to goodwill of $1.6 million in the restated consolidated balance sheet as of December 31, 2014 and recorded a decrease of $1.6 million to general and administrative expense in the restated consolidated statement of operations for the year ended December 31, 2014 to correct the presentation of account receivable balances acquired in the Cole II Merger as an increase to goodwill from the merger instead of a bad debt expense included in general and administrative expense based on facts that existed at the acquisition date.
The consolidated financial statements included in this Form 10-K/A have been restated as of December 31, 2015, 2014 and 2013 and for the years then ended to reflect the adjustments described above. The following statements present the effect of the restatement on (i) the Company's consolidated balance sheets at December 31, 2015 and December 31, 2014, (ii) the Company's consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 and (iii) the Company's consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013. The Company did not present a summary of the effect of the restatement on the consolidated statement of stockholders' equity for any of the above referenced periods because the impact to stockholders' equity is reflected below in the restated consolidated balance sheets. The Company did not present a summary of the effect of the restatement on the consolidated statements of comprehensive income (loss) for any of the above referenced periods because the impact to net income (loss) is reflected below in the restated consolidated statements of operations and the restatement adjustments did not affect any other component of comprehensive income (loss).

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2015 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,710,888	$—	$2,710,888
Buildings and improvements	4,816,481	—	4,816,481
Total real estate investments	7,527,369	—	7,527,369
Less: accumulated depreciation	(860,954)	—	(860,954)
	6,666,415	—	6,666,415
Loans receivable, net	104,003	—	104,003
Intangible lease assets, net	526,718	—	526,718
Real estate assets under direct financing leases, net	44,324	—	44,324
Real estate assets held for sale, net	85,145	(886)	84,259
Net investments	7,426,605	(886)	7,425,719
Cash and cash equivalents	21,790	—	21,790
Deferred costs and other assets, net	179,180	—	179,180
Goodwill	291,421	(27,071)	264,350
Total assets	$7,918,996	$(27,957)	$7,891,039
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$—	$—	$—
Term Loan, net	322,902	—	322,902
Mortgages and notes payable, net	3,079,787	—	3,079,787
Convertible Notes, net	690,098	—	690,098
Total debt, net	4,092,787	—	4,092,787
Intangible lease liabilities, net	193,903	—	193,903
Accounts payable, accrued expenses and other liabilities	142,475	—	142,475
Total liabilities	4,429,165	—	4,429,165
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.01 par value	4,418	—	4,418
Capital in excess of par value	4,721,323	—	4,721,323
Accumulated deficit	(1,234,882)	(27,957)	(1,262,839)
Accumulated other comprehensive loss	(1,028)	—	(1,028)
Total stockholders’ equity	3,489,831	(27,957)	3,461,874
Total liabilities and stockholders’ equity	$7,918,996	$(27,957)	$7,891,039

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2014 (in thousands except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,614,630	$—	$2,614,630
Buildings and improvements	4,579,166	—	4,579,166
Total real estate investments	7,193,796	—	7,193,796
Less: accumulated depreciation	(752,210)	—	(752,210)
	6,441,586	—	6,441,586
Loans receivable, net	109,425	—	109,425
Intangible lease assets, net	590,073	—	590,073
Real estate assets under direct financing leases, net	56,564	—	56,564
Real estate assets held for sale, net	119,912	(866)	119,046
Net investments	7,317,560	(866)	7,316,694
Cash and cash equivalents	176,181	—	176,181
Deferred costs and other assets, net	185,507	—	185,507
Goodwill	291,421	(5,573)	285,848
Total assets	$7,970,669	$(6,439)	$7,964,230
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$15,114	$—	$15,114
Term Loan, net	—	—	—
Mortgages and notes payable, net	3,629,998	—	3,629,998
Convertible Notes, net	678,190	—	678,190
Total debt, net	4,323,302	—	4,323,302
Intangible lease liabilities, net	205,968	—	205,968
Accounts payable, accrued expenses and other liabilities	123,298	—	123,298
Total liabilities	4,652,568	—	4,652,568
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.01 par value	4,113	—	4,113
Capital in excess of par value	4,361,320	—	4,361,320
Accumulated deficit	(1,046,249)	(6,439)	(1,052,688)
Accumulated other comprehensive loss	(1,083)	—	(1,083)
Total stockholders’ equity	3,318,101	(6,439)	3,311,662
Total liabilities and stockholders’ equity	$7,970,669	$(6,439)	$7,964,230

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2015 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$634,151	$—	$634,151
Interest income on loans receivable	6,948	—	6,948
Earned income from direct financing leases	3,024	—	3,024
Tenant reimbursement income	15,952	—	15,952
Other income and interest from real estate transactions	7,260	—	7,260
Total revenues	667,335	—	667,335
Expenses:
General and administrative	47,730	—	47,730
Restructuring charges	7,056	—	7,056
Property costs	27,715	—	27,715
Real estate acquisition costs	2,739	—	2,739
Interest	222,901	—	222,901
Depreciation and amortization	260,633	—	260,633
Impairments	69,734	961	70,695
Total expenses	638,508	961	639,469
Income from continuing operations before other expense and income tax expense	28,827	(961)	27,866
Other expense:
Loss on debt extinguishment	(3,162)	—	(3,162)
Total other expense	(3,162)	—	(3,162)
Income from continuing operations before income tax expense	25,665	(961)	24,704
Income tax expense	(601)	—	(601)
Income from continuing operations	25,064	(961)	24,103
Discontinued operations:
Income from discontinued operations	98	—	98
Gain on disposition of assets	590	—	590
Income from discontinued operations	688	—	688
Income before gain on disposition of assets	25,752	(961)	24,791
Gain on disposition of assets	88,978	(20,557)	68,421
Net income attributable to common stockholders	$114,730	$(21,518)	$93,212
Net income per share of common stock—basic:
Continuing operations	$0.26	$(0.05)	$0.21
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—basic	$0.26	$(0.05)	$0.21
Net income per share of common stock—diluted:
Continuing operations	$0.26	$(0.05)	$0.21
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—diluted	$0.26	$(0.05)	$0.21
Weighted average shares of common stock outstanding:
Basic	432,222,953	—	432,222,953
Diluted	432,545,625	—	432,545,625

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2014 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$574,456	$—	$574,456
Interest income on loans receivable	7,239	—	7,239
Earned income from direct financing leases	3,343	—	3,343
Tenant reimbursement income	13,085	—	13,085
Other income and interest from real estate transactions	4,748	—	4,748
Total revenues	602,871	—	602,871
Expenses:
General and administrative	44,252	(1,615)	42,637
Finance restructuring costs	13,022	—	13,022
Property costs	23,383	—	23,383
Real estate acquisition costs	3,631	—	3,631
Interest	220,070	—	220,070
Depreciation and amortization	247,966	—	247,966
Impairments	36,019	1,579	37,598
Total expenses	588,343	(36)	588,307
Income from continuing operations before other expense and income tax expense	14,528	36	14,564
Other expense:
Loss on debt extinguishment	(64,750)	—	(64,750)
Total other expense	(64,750)	—	(64,750)
Loss from continuing operations before income tax expense	(50,222)	36	(50,186)
Income tax expense	(673)	—	(673)
Loss from continuing operations	(50,895)	36	(50,859)
Discontinued operations:
Income from discontinued operations	3,368	—	3,368
Gain on disposition of assets	488	(163)	325
Income from discontinued operations	3,856	(163)	3,693
Loss before gain on disposition of assets	(47,039)	(127)	(47,166)
Gain on disposition of assets	13,240	(3,019)	10,221
Net loss attributable to common stockholders	$(33,799)	$(3,146)	$(36,945)
Net (loss) income per share of common stock—basic:
Continuing operations	$(0.10)	$(0.01)	$(0.11)
Discontinued operations	0.01	—	0.01
Net loss per share attributable to common stockholders—basic	$(0.09)	$(0.01)	$(0.10)
Net (loss) income per share of common stock—diluted:
Continuing operations	$(0.10)	$(0.01)	$(0.11)
Discontinued operations	0.01	—	0.01
Net loss per share attributable to common stockholders—diluted	$(0.09)	$(0.01)	$(0.10)
Weighted average shares of common stock outstanding:
Basic	386,809,746		386,809,746
Diluted	386,809,746		386,809,746

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2013 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$404,402	$—	$404,402
Interest income on loans receivable	5,928	—	5,928
Earned income from direct financing leases	1,572	—	1,572
Tenant reimbursement income	5,637	—	5,637
Other income and interest from real estate transactions	1,928	—	1,928
Total revenues	419,467	—	419,467
Expenses:
General and administrative	35,146	—	35,146
Finance restructuring costs	717	—	717
Merger costs	56,644	—	56,644
Property costs	11,760	—	11,760
Real estate acquisition costs	1,718	—	1,718
Interest	179,267	—	179,267
Depreciation and amortization	164,054	—	164,054
Recoveries	(185)	—	(185)
Total expenses	449,121	—	449,121
Loss from continuing operations before other expense and income tax expense	(29,654)	—	(29,654)
Other expense:
Loss on debt extinguishment	(2,405)	—	(2,405)
Total other expense	(2,405)	—	(2,405)
Loss from continuing operations before income tax expense	(32,059)	—	(32,059)
Income tax expense	(1,113)	—	(1,113)
Loss from continuing operations	(33,172)	—	(33,172)
Discontinued operations:
Loss from discontinued operations	(2,077)	(2,453)	(4,530)
Gain on disposition of assets	36,926	(840)	36,086
Income from discontinued operations	34,849	(3,293)	31,556
Income (loss) before gain on disposition of assets	1,677	(3,293)	(1,616)
Gain on disposition of assets	—	—	—
Net income (loss) attributable to common stockholders	$1,677	$(3,293)	$(1,616)
Net (loss) income per share of common stock—basic:
Continuing operations	$(0.14)	$—	$(0.14)
Discontinued operations	0.14	(0.01)	0.13
Net income (loss) per share attributable to common stockholders—basic	$0.00	$(0.01)	$(0.01)
Net (loss) income per share of common stock—diluted:
Continuing operations	$(0.14)	$—	$(0.14)
Discontinued operations	0.14	(0.01)	0.13
Net income (loss) per share attributable to common stockholders—diluted	$0.00	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding:
Basic	255,020,565		255,020,565
Diluted	255,020,565		255,020,565

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the year ended December 31, 2015 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$114,730	$(21,518)	$93,212
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	260,633	—	260,633
Impairments	69,768	961	70,729
Amortization of deferred financing costs	7,937	—	7,937
Derivative net settlements, amortization and terminations	(132)	—	(132)
Amortization of debt discounts	2,322	—	2,322
Stock-based compensation expense	13,321	—	13,321
Loss on debt extinguishment, net	3,162	—	3,162
Debt extinguishment costs	(8,112)	—	(8,112)
Gains on dispositions of real estate and other assets, net	(89,568)	20,557	(69,011)
Non-cash revenue	(20,930)	—	(20,930)
Other	151	—	151
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(604)	—	(604)
Accounts payable, accrued expenses and other liabilities	13,382	—	13,382
Accrued restructuring charges	5,926	—	5,926
Net cash provided by operating activities	371,986	—	371,986
Investing activities
Acquisitions of real estate	(875,983)	—	(875,983)
Capitalized real estate expenditures	(10,269)	—	(10,269)
Investments in loans receivable	(4,020)	—	(4,020)
Collections of principal on loans receivable and real estate assets under direct financing leases	6,822	—	6,822
Proceeds from dispositions of real estate and other assets	496,646	—	496,646
Transfers of net sales proceeds to restricted accounts pursuant to 1031 Exchanges	(39,869)	—	(39,869)
Transfers of net sales proceeds from Master Trust Release	40,977	—	40,977
Net cash used in investing activities	(385,696)	—	(385,696)
Financing activities
Borrowings under Revolving Credit Facilities	798,000	—	798,000
Repayments under Revolving Credit Facilities	(813,181)	—	(813,181)
Repayments under mortgages and notes payable	(512,486)	—	(512,486)
Borrowings under Term Loan	325,000	—	325,000
Deferred financing costs	(6,150)	—	(6,150)
Proceeds from issuance of common stock, net of offering costs	347,211	—	347,211
Purchase of shares of common stock	(4,272)	—	(4,272)
Proceeds from exercise of stock options	46	—	46
Dividends paid/distributions to equity owners	(292,262)	—	(292,262)
Transfers to reserve/escrow deposits with lenders	17,413	—	17,413
Net cash used in financing activities	(140,681)	—	(140,681)
Net decrease in cash and cash equivalents	(154,391)	—	(154,391)
Cash and cash equivalents, beginning of period	176,181	—	176,181
Cash and cash equivalents, end of period	$21,790	$—	$21,790

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the year ended December 31, 2014 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net loss attributable to common stockholders	$(33,799)	$(3,146)	$(36,945)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	247,966	—	247,966
Impairments	36,436	1,579	38,015
Amortization of deferred financing costs	5,899	—	5,899
Derivative net settlements, amortization and terminations	(114)	—	(114)
Amortization of debt premium	(849)	—	(849)
Stock-based compensation expense	11,346	—	11,346
Loss on debt extinguishment, net	64,750	—	64,750
Debt extinguishment costs	(59,576)	—	(59,576)
Gains on dispositions of real estate and other assets, net	(13,728)	3,182	(10,546)
Non-cash revenue	(16,732)	—	(16,732)
Other	260	(1,615)	(1,355)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(25,466)	—	(25,466)
Accounts payable, accrued expenses and other liabilities	2,178	—	2,178
Net cash provided by operating activities	218,571	—	218,571
Investing activities
Acquisitions of real estate	(958,038)	—	(958,038)
Capitalized real estate expenditures	(5,087)	—	(5,087)
Collections of principal on loans receivable and real estate assets under direct financing leases	6,085	—	6,085
Proceeds from dispositions of real estate and other assets	110,185	—	110,185
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	20,784	—	20,784
Transfers of net sales proceeds to Master Trust Release	(51,959)	—	(51,959)
Net cash used in investing activities	(878,030)	—	(878,030)
Financing activities
Borrowings under Revolving Credit Facilities	875,722	—	875,722
Repayments under Revolving Credit Facilities	(895,661)	—	(895,661)
Borrowings under mortgages and notes payable	518,846	—	518,846
Repayments under mortgages and notes payable	(610,973)	—	(610,973)
Borrowings under Convertible Notes	747,500	—	747,500
Deferred financing costs	(30,772)	—	(30,772)
Proceeds from issuance of common stock, net of offering costs	434,984	—	434,984
Offering costs paid on equity component of Convertible Notes	(1,609)	—	(1,609)
Purchase of shares of common stock	(2,920)	—	(2,920)
Proceeds from exercise of stock options	183	—	183
Dividends paid/distributions to equity owners	(255,771)	—	(255,771)
Transfers from reserve/escrow deposits with lenders	(10,477)	—	(10,477)
Net cash provided by financing activities	769,052	—	769,052
Net increase in cash and cash equivalents	109,593	—	109,593
Cash and cash equivalents, beginning of period	66,588	—	66,588
Cash and cash equivalents, end of period	$176,181	$—	$176,181

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the year ended December 31, 2013 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income (loss) attributable to common stockholders	$1,677	$(3,293)	$(1,616)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	167,599	—	167,599
Impairments	6,949	2,453	9,402
Amortization of deferred financing costs	13,188	—	13,188
Derivative net settlements, amortization and terminations	(665)	—	(665)
Amortization of debt discounts	4,653	—	4,653
Stock-based compensation expense	8,769	—	8,769
Loss on debt extinguishment, net	1,377	—	1,377
Gains on dispositions of real estate and other assets, net	(37,174)	840	(36,334)
Non-cash revenue	(18,755)	—	(18,755)
Other	(53)	—	(53)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(7,255)	—	(7,255)
Accounts payable, accrued expenses and other liabilities	(2,206)	—	(2,206)
Net cash provided by operating activities	138,104	—	138,104
Investing activities
Acquisitions of real estate	(408,436)	—	(408,436)
Capitalized real estate expenditures	(13,169)	—	(13,169)
Collections of principal on loans receivable and real estate assets under direct financing leases	15,260	—	15,260
Proceeds from dispositions of real estate and other assets	246,783	—	246,783
Cash acquired in connection with merger	7,347	—	7,347
Transfers of net sales proceeds to restricted accounts pursuant to 1031 Exchanges	(20,784)	—	(20,784)
Transfers of net sales proceeds from Master Trust Release	13,406	—	13,406
Net cash used in investing activities	(159,593)	—	(159,593)
Financing activities
Borrowings under Revolving Credit Facilities	386,705	—	386,705
Repayments under Revolving Credit Facilities	(351,585)	—	(351,585)
Repayment of line of credit previously belonging to Cole II	(324,111)	—	(324,111)
Borrowings under mortgages and notes payable	620,290	—	620,290
Repayments under mortgages and notes payable	(127,572)	—	(127,572)
Deferred financing costs	(34,399)	—	(34,399)
Proceeds from issuance of common stock, net of offering costs	(518)	—	(518)
Purchase of shares of common stock	(1,942)	—	(1,942)
Consent fees paid to lenders	(5,449)	—	(5,449)
Dividends paid/distributions to equity owners	(136,091)	—	(136,091)
Transfers from reserve/escrow deposits with lenders	(10,819)	—	(10,819)
Net cash provided by financing activities	14,509	—	14,509
Net decrease in cash and cash equivalents	(6,980)	—	(6,980)
Cash and cash equivalents, beginning of period	73,568	—	73,568
Cash and cash equivalents, end of period	$66,588	$—	$66,588

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
When the Company classifies a real estate asset that constitutes a business under GAAP as held for sale, the proportionate amount of goodwill attributable to the real estate asset should be considered in determining the amount of impairment, if any. The portion of goodwill attributed is derived from the proportionate fair value of the real estate asset considered to be a business to the fair value of the Company’s reporting unit. Goodwill of $2.0 million and $3.1 million relates to real estate assets held for sale as of December 31, 2015 and 2014, respectively.
When the Company disposes of a real estate asset that constitutes a business under GAAP, a portion of goodwill is allocated to the carrying value of the real estate asset considered to be a business to determine the gain/loss on the disposal. The portion of goodwill allocated is derived from the proportionate fair value of the business to the fair value of the Company’s reporting unit. Goodwill derecognized during the years ended December 31, 2015, 2014 and 2013 from real estate assets not previously classified as held for sale was $12.7 million, $2.3 million and $0.4 million, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

The following table presents a reconciliation of the Company’s goodwill from January 1, 2013 to December 31, 2015 (in thousands):

Consolidated
Balance as of January 1, 2013	$—
Cole II Merger	291,421
Goodwill allocated to disposition of real estate assets	(3,293)
Balance as of December 31, 2013 (Restated)	288,128
Goodwill allocated to disposition of real estate assets	(2,280)
Balance as of December 31, 2014 (Restated)	285,848
Goodwill allocated to disposition of real estate assets	(21,498)
Balance as of December 31, 2015 (Restated)	$264,350
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

Earnings Per Share

The Company’s unvested restricted common stock, which contains nonforfeitable rights to receive dividends, are considered participating securities requiring the two-class method of computing earnings per share. Under the two class method, earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations in the computation of net income (loss) attributable to common stockholders. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Incentive Award Plan and the related restricted stock awards (see Note 15), losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or antidilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.

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

Unaudited Interim Information

The restated consolidated quarterly financial data in Note 18 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.
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

Note 4. Merger with Cole II

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
Note 5. Investments
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

During the years ended December 31, 2015 and 2014, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization, as restated:

	Number of Properties			Dollar Amount of Investments
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2013	2,041	145	2,186	$7,118,011	$117,721	$7,235,732
Acquisitions/improvements (1) (3)	361	—	361	973,653	—	973,653
Dispositions of real estate (2) (3)	(38)	—	(38)	(117,042)	—	(117,042)
Principal payments and payoffs	—	—	—	—	(5,771)	(5,771)
Impairments	—	—	—	(37,487)	—	(37,487)
Write-off of gross lease intangibles	—	—	—	(2,748)	—	(2,748)
Loan premium amortization and other	—	—	—	(315)	(2,525)	(2,840)
Gross balance, December 31, 2014	2,364	145	2,509	7,934,072	109,425	8,043,497
Acquisitions/improvements (1) (3)	232	—	232	886,252	4,020	890,272
Dispositions of real estate (2) (3)	(110)	—	(110)	(543,935)	—	(543,935)
Principal payments and payoffs	—	(1)	(1)	—	(6,650)	(6,650)
Impairments	—	—	—	(70,231)	(324)	(70,555)
Write-off of gross lease intangibles	—	—	—	(7,302)	—	(7,302)
Loan premium amortization and other	(1)	—	(1)	(171)	(2,468)	(2,639)
Gross balance, December 31, 2015	2,485	144	2,629	$8,198,685	$104,003	$8,302,688
Accumulated depreciation and amortization				(1,072,118)	—	(1,072,118)
Other non-real estate assets held for sale				1,246	—	1,246
Net balance, December 31, 2015				$7,127,813	$104,003	$7,231,816

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the years ended December 31, 2015 and 2014, as restated:

	Number of Properties			Carrying Value
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
				(In Thousands)
Balance, December 31, 2013	—	11	11	$—	$19,611	$19,611
Transfers from real estate investments	36	—	36	154,338	(276)	154,062
Sales	(17)	(6)	(23)	(44,286)	(10,341)	(54,627)
Balance, December 31, 2014	19	5	24	110,052	8,994	119,046
Transfers from real estate investments	60	—	60	192,345	(34)	192,311
Sales	(46)	(2)	(48)	(222,623)	(4,475)	(227,098)
Balance, December 31, 2015	33	3	36	$79,774	$4,485	$84,259

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
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations, as restated (in thousands):

	Years Ended December 31,
	2015	2014	2013
Real estate and intangible asset impairment	$68,565	$42,307	$9,282
Write-off of lease intangibles due to lease terminations, net	1,666	(4,820)	487
Loans receivable impairment/(recovery)	324	—	(367)
Total impairments from real estate investment net assets	70,555	37,487	9,402
Other impairment	174	528	—
Total impairment loss in continuing and discontinued operations	$70,729	$38,015	$9,402

Note 6. Debt

The Company's debt is summarized below:

	2015 Weighted Average Effective Interest Rates (1)	2015 Weighted Average Stated Rates (2)	2015 Weighted Average Maturity (3)	December 31, 2015	December 31, 2014
				(In Thousands)
Revolving Credit Facilities	—	—	3.2	$—	$15,181
Term Loan	1.94%	1.69%	2.8	325,000	—
Master Trust Notes	5.59%	5.03%	7.2	1,692,094	1,710,380
CMBS - fixed-rate	5.36%	5.88%	2.7	1,360,215	1,836,181
CMBS - variable-rate (4)	3.17%	3.65%	3.0	61,758	110,685
Convertible Notes	5.32%	3.28%	4.3	747,500	747,500
Unsecured fixed rate promissory note	—	—	—	—	1,293
Total debt	5.24%	4.72%	4.8	4,186,567	4,421,220
Debt discount, net				(52,203)	(51,586)
Deferred financing costs, net (5)				(41,577)	(46,332)
Total debt, net				$4,092,787	$4,323,302
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
CMBS
As of December 31, 2015, indirectly wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 148 fixed and 8 variable-rate non-recourse loans, excluding the defaulted loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of December 31, 2015 for these fixed-rate notes ranged from 3.90% to 6.62% with a weighted average stated rate of 5.88%, and the weighted average stated interest rate for the variable-rate notes was 3.65%. As of December 31, 2015, these fixed and variable-rate loans were secured by 447 and 83 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 5.14% on the variable-rate loans (see Note 7). As of December 31, 2015 and December 31, 2014, the unamortized deferred financing costs associated with the CMBS loans were $5.5 million and $6.4 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.

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

Net proceeds raised from the concurrent registered offerings of Convertible Notes and common stock (see Note 9) in May 2014 were partially used to retire the senior mortgage notes payable encumbering the Shopko properties with an aggregate principal balance of $488.7 million, redeem $18.0 million of net-lease mortgage notes that were not tendered in connection with the Exchange Offer and repay all amounts then drawn against the 2013 Credit Facility. During the year ended December 31, 2014, the Company extinguished a total of $583.8 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.41%. As a result of these transactions, the Company recognized a loss on debt extinguishment during the year ended December 31, 2014 of approximately $64.8 million primarily from costs incurred related to the defeasance of the Shopko indebtedness.
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

Note 9. Stockholders’ Equity

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
Note 11. Fair Value Measurements
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
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2015 and 2014 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (Restated)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
December 31, 2015
Long-lived assets held and used	$60,298	$(3,207)	$—	$—	$63,505	$(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(15,578)
						$(70,729)
December 31, 2014
Long-lived assets held and used	$37,278	$—	$—	$—	$37,278	$(20,679)
Lease intangible assets	10,013	—	—	—	10,013	4,317
Long-lived assets held for sale	65,958	(26,721)	—	—	92,679	(21,653)
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
Note 12. Significant Credit and Revenue Concentration
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

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rent	$447	$1,206	$8,304
Non-cash rent	—	(80)	21
Other	17	2,972	433
Total revenues	464	4,098	8,758
Expenses:
General and administrative	4	15	9
Property costs	328	298	1,009
Interest	—	—	241
Depreciation and amortization	—	—	3,545
Impairments	34	417	9,587
Total expenses	366	730	14,391
Gain (loss) from discontinued operations before other income	98	3,368	(5,633)
Other income:
Gain on debt extinguishment	—	—	1,028
Other	—	—	75
Total other income	—	—	1,103
Income (loss) from discontinued operations	98	3,368	(4,530)
Gain on disposition of assets	590	325	36,086
Total discontinued operations	$688	$3,693	$31,556
Number of properties disposed of during period	2	6	22

Note 14. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2015	2014	2013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$30,555	$5,001	$149,156
Net real estate and other collateral assets surrendered to lender	7,384	—	6,921
Reduction of debt in exchange for collateral assets	7,904	—	7,949
Debt assumed through real estate property acquisition	—	10,528	—
Accrued interest capitalized to principal (1)	6,035	2,598	—
Accrued performance share dividend rights	564	565	163
Financing of a tenant lease settlement	—	—	650
Net assets acquired in Merger in exchange for common stock	—	—	1,734,315
Common stock registered in exchange for net assets acquired	—	—	2,025,737
Supplemental Cash Flow Disclosures:
Interest paid	$206,115	$209,032	$154,919
Taxes paid, net of refunds	1,919	2,416	1,549
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
Note 16. Income (Loss) Per Share
The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share computed using the two-class method, as restated (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Basic and diluted income (loss):
Income (loss) from continuing operations	$24,103	$(50,859)	$(33,172)
Gain on disposition of assets	68,421	10,221	—
Less: income attributable to unvested restricted stock	(696)	(1,099)	(1,291)
Income (loss) used in basic and diluted loss per share from continuing operations	91,828	(41,737)	(34,463)
Income from discontinued operations	688	3,693	31,556
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$92,516	$(38,044)	$(2,907)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	433,361,726	388,604,270	257,153,935
Less: unvested weighted average shares of restricted stock	(1,138,773)	(1,794,524)	(2,133,370)
Weighted average number of shares outstanding used in basic income (loss) per share	432,222,953	386,809,746	255,020,565
Net income (loss) per share attributable to common stockholders-basic	$0.21	$(0.10)	$(0.01)

Diluted weighted average shares of common stock (1)
Stock options	3,384	—	—
Unvested performance shares	319,288	—	—
Weighted average number of shares of common stock used in diluted income (loss) per share	432,545,625	386,809,746	255,020,565
Net income (loss) per share attributable to common stockholders-diluted	$0.21	$(0.10)	$(0.01)

Potentially dilutive shares of common stock (2)
Unvested shares of restricted stock	339,541	731,444	704,306
Unvested performance shares	—	770,688	189,530
Stock options	—	5,146	662
Total	339,541	1,507,278	894,498
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

Note 17. Costs Associated With Restructuring Activities

On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company anticipates that it will begin occupying temporary office space

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2015

in the new headquarters in the spring of 2016 and that the move will be finalized by the end of 2016. As a result of moving its corporate headquarters, the Company will incur various restructuring charges, including employee separation and relocation costs. The restructuring charges incurred for the year ended December 31, 2015 totaled $7.1 million and are included within restructuring charges on the accompanying consolidated statements of operations. The Company currently anticipates to incur total costs of approximately $20.0 million relating to this relocation. This amount includes an estimated $4.8 million in capitalized costs related to tenant improvements and fixtures for the new corporate headquarters. In February 2016, the Company signed a lease for the new corporate headquarters in Dallas.

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
December 31, 2015

Note 18. Consolidated Quarterly Financial Data

The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2015 and 2014 (in thousands, except share and per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2015	(Unaudited) (Restated)
Total revenues	$162,287	$167,934	$168,425	$168,689	$667,335
Depreciation and amortization	66,296	64,671	64,493	65,173	260,633
Interest	57,914	56,167	54,673	54,147	222,901
Other expenses	23,662	52,771	40,548	39,555	156,536
(Loss) gain on debt extinguishment	(1,230)	3,377	342	(5,651)	(3,162)
Income (loss) from continuing operations	13,185	(2,298)	9,053	4,163	24,103
Income (loss) from discontinued operations	227	494	(41)	8	688
Net income (loss) attributable to common stockholders	22,563	49,345	15,003	6,301	93,212
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.11	$0.03	$0.02	$0.21
Diluted	$0.05	$0.11	$0.03	$0.02	$0.21
Dividends declared per common share	$0.17000	$0.17000	$0.17000	$0.17500	$0.68500

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(Unaudited) (Restated)
2014
Total revenues	$143,972	$151,789	$152,295	$154,815	$602,871
Depreciation and amortization	60,549	61,968	62,069	63,380	247,966
Interest	54,399	55,992	53,535	56,144	220,070
Other expenses	19,758	58,548	30,047	12,591	120,944
(Loss) gain on debt extinguishment	—	(64,708)	212	(254)	(64,750)
Income (loss) from continuing operations	9,266	(89,427)	6,856	22,446	(50,859)
Income (loss) from discontinued operations	3,047	371	528	(253)	3,693
Net income (loss) attributable to common stockholders	13,848	(90,346)	8,225	31,328	(36,945)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.24)	$0.02	$0.08	$(0.10)
Diluted	$0.04	N/A	$0.02	$0.08	N/A
Dividends declared per common share	$0.16625	$0.16625	$0.16625	$0.17000	$0.66875
Note 19. Subsequent Events

On February 18, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $200.0 million of the Company's common stock in the open market or through private transactions from time to time over the next 18 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Prior to the Original Filing, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2015 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, management became aware of a material weakness in the Company’s internal control over financial reporting. As a result of this material weakness, described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were not effective. The Company has undertaken remediation efforts, as discussed below.
In light of the material weakness referred to above, the Company has designed and implemented additional controls, including the performance of additional analyses and procedures, in order to conclude that the consolidated financial statements in this Form 10-K/A for the year ended December 31, 2015 and for each of the quarterly periods within fiscal 2015 are fairly presented, in all material respects, in accordance with GAAP.
Management's Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based on such assessments, at the time the Original Filing was filed on February 26, 2016, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2015. Subsequent to this evaluation, the Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting.
The Company failed to design controls over the review of the accounting for real estate dispositions; specifically, the allocation of a portion of the Company's goodwill to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale.
The material weakness was identified by Ernst & Young LLP, the Company's independent registered public accounting firm, in October 2016.
Ernst & Young LLP has reissued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included in this Annual Report on Form 10-K/A.
Management's Plans for Remediation
Management became aware of this material weakness in internal control over financial reporting and took immediate actions to remediate the material weakness.
The Company will design controls over the review of the accounting for real estate dispositions; specifically, the allocation of a portion of the Company's goodwill to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale.
The Company does not expect to incur material costs to remediate this control and expects to have this material weakness remediated no later than December 31, 2016.

Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the 2016 Bonus Program, the executives will be eligible to earn cash bonuses based on the Company’s achievement in 2016 of performance goals relating to (i) Adjusted Funds From Operations (a supplemental non-GAAP financial measure defined in this Annual Report on Form 10-K/A); (ii) ratio of debt to EBITDA (a supplemental non-GAAP financial measure meaning earnings of the Company before interest, taxes, depreciation and amortization); (iii) weighted average occupancy levels of Company real estate assets; and (iv) acquisition volume, as well as each executive’s achievement of individual performance goals. In determining each executive’s actual bonus under the 2016 Bonus Program, the goals will be weighted as follows for the applicable executive:

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

101.1**
The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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
Date: October 31, 2016

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Thomas H. Nolan Jr., Phillip D. Joseph, Jr. and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas H. Nolan Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 31, 2016

/s/ Phillip D. Joseph, Jr.	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)	October 31, 2016

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	October 31, 2016

/s/ Kevin M. Charlton	Director	October 31, 2016

/s/ Todd A. Dunn	Director	October 31, 2016

/s/ David J. Gilbert	Director	October 31, 2016

/s/ Richard I. Gilchrist	Director	October 31, 2016

/s/ Diane M. Morefield	Director	October 31, 2016

/s/ Sheli Z. Rosenberg	Director	October 31, 2016

/s/ Thomas D. Senkbeil	Director	October 31, 2016

/s/ Nicholas P. Shepherd	Director	October 31, 2016