Form 10-Q/A
period 2016-03-31
SPIRIT REALTY CAPITAL, INC.
filed 2016-11-01
CIK 1308606

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
SPIRIT REALTY CAPITAL, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 North Harwood Street, Suite 300, Dallas, TX 75201	(972) 476-1900
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

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

SPIRIT REALTY CAPITAL, INC.

Explanatory Note
The Company is restating its interim unaudited consolidated financial statements for the quarter ended March 31, 2016. See the Company's Current Report on Form 8-K filed with the SEC on October 19, 2016 for additional details.
When the Company disposes of real estate assets, if the real estate assets constitute a business, a portion of the Company’s goodwill should be allocated to the carrying value of the business disposed of to determine the gain/loss on disposal. Further, when the Company classifies real estate assets that constitute a business as held for sale, the carrying amount used to determine an impairment loss, if any, should include an allocation of goodwill, in accordance with ASC 350 “Intangibles - Goodwill and Other.” Historically, the Company did not allocate goodwill resulting from the Cole II Merger to real estate assets disposed of or consider the amount of goodwill attributable to real estate assets held for sale in assessing impairment in the Company’s consolidated financial statements as of and for the three months ended March 31, 2016.
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
The allocation of goodwill to real estate assets disposed of resulted in a decrease in gain on disposition of assets of $2.4 million for the three months ended March 31, 2016 and a decrease of $29.5 million to goodwill as of March 31, 2016. The allocation of goodwill to real estate assets held for sale resulted in an increase of $0.5 million to impairments for the three months ended March 31, 2016 and a decrease of $1.4 million to real estate assets held for sale, net as of March 31, 2016. Additionally, the correction of these errors resulted in an increase of $30.9 million to accumulated deficit as of March 31, 2016.
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, initially filed with the SEC on May 5, 2016 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s consolidated balance sheet at March 31, 2016 and December 31, 2015, (ii) the Company’s consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 31, 2016 and 2015 and (iii) the Company's consolidated statement of stockholders’ equity for the three months ended March 31, 2016, and the notes related thereto. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and only amends and restates Items 1, 2, and 4 of Part I of the Original Filing to reflect the adjustments described above and in Note 2, and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 2 to the accompanying consolidated financial statements in this Form 10-Q/A.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2016	December 31, 2015
	(Restated)	(Restated)
Assets
Investments:
Real estate investments:
Land and improvements	$2,679,409	$2,710,888
Buildings and improvements	4,767,151	4,816,481
Total real estate investments	7,446,560	7,527,369
Less: accumulated depreciation	(891,909)	(860,954)
	6,554,651	6,666,415
Loans receivable, net	101,602	104,003
Intangible lease assets, net	509,089	526,718
Real estate assets under direct financing leases, net	41,499	44,324
Real estate assets held for sale, net	114,050	84,259
Net investments	7,320,891	7,425,719
Cash and cash equivalents	8,992	21,790
Deferred costs and other assets, net	173,295	179,180
Goodwill	261,934	264,350
Total assets	$7,765,112	$7,891,039
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$24,000	$—
Term Loan, net	332,019	322,902
Mortgages and notes payable, net	2,969,893	3,079,787
Convertible Notes, net	693,173	690,098
Total debt, net	4,019,085	4,092,787
Intangible lease liabilities, net	187,211	193,903
Accounts payable, accrued expenses and other liabilities	136,743	142,475
Total liabilities	4,343,039	4,429,165
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 443,435,556 and 441,819,964 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4,434	4,418
Capital in excess of par value	4,737,534	4,721,323
Accumulated deficit	(1,318,246)	(1,262,839)
Accumulated other comprehensive loss	(1,649)	(1,028)
Total stockholders’ equity	3,422,073	3,461,874
Total liabilities and stockholders’ equity	$7,765,112	$7,891,039
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Restated)	(Restated)
Revenues:
Rentals	$161,819	$154,518
Interest income on loans receivable	1,659	1,722
Earned income from direct financing leases	724	795
Tenant reimbursement income	3,824	4,631
Other income and interest from real estate transactions	331	621
Total revenues	168,357	162,287
Expenses:
General and administrative	11,649	12,600
Restructuring charges	649	—
Property costs	7,327	7,407
Real estate acquisition costs	57	1,093
Interest	53,017	57,914
Depreciation and amortization	64,664	66,296
Impairments	12,618	2,200
Total expenses	149,981	147,510
Income from continuing operations before other expense and income tax expense	18,376	14,777
Other expense:
Loss on debt extinguishment	(5,341)	(1,230)
Total other expense	(5,341)	(1,230)
Income from continuing operations before income tax expense	13,035	13,547
Income tax expense	(81)	(362)
Income from continuing operations	12,954	13,185
Discontinued operations:
Income from discontinued operations	—	227
Income before gain on disposition of assets	12,954	13,412
Gain on disposition of assets	10,146	9,151
Net income attributable to common stockholders	$23,100	$22,563
Net income per share of common stock—basic:
Continuing operations	$0.05	$0.05
Discontinued operations	—	—
Net income per share attributable to common stockholders—basic	$0.05	$0.05
Net income per share of common stock—diluted:
Continuing operations	$0.05	$0.05
Discontinued operations	—	—
Net income per share attributable to common stockholders—diluted	$0.05	$0.05
Weighted average shares of common stock outstanding:
Basic	441,365,927	411,017,895
Diluted	441,368,407	411,622,434
Dividends declared per common share issued	$0.17500	$0.17000
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Restated)	(Restated)
Net income attributable to common stockholders	$23,100	$22,563
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(856)	(852)
Net cash flow hedge losses reclassified to operations	235	317
Total comprehensive income	$22,479	$22,028
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity (As Restated, see Note 2)
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2015 (Restated)	441,819,964	$4,418	$4,721,323	$(1,262,839)	$(1,028)	$3,461,874
Net income (Restated)	—	—	—	23,100	—	23,100
Other comprehensive loss	—	—	—	—	(621)	(621)
Dividends declared on common stock	—	—	—	(77,596)	—	(77,596)
Repurchase of shares of common stock	(71,658)	(1)	—	(737)	—	(738)
Issuance of shares of common stock, net	1,282,560	13	13,910	—	—	13,923
Stock-based compensation, net	404,690	4	2,301	(174)	—	2,131
Balances, March 31, 2016 (Restated)	443,435,556	$4,434	$4,737,534	$(1,318,246)	$(1,649)	$3,422,073
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Restated)	(Restated)
Operating activities
Net income attributable to common stockholders	$23,100	$22,563
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	64,664	66,296
Impairments	12,618	2,234
Amortization of deferred financing costs	2,166	2,072
Derivative amortization and interest rate net settlements	30	(28)
Amortization of debt discounts	760	476
Stock-based compensation expense	2,305	3,827
Loss on debt extinguishment	5,341	1,230
Debt extinguishment costs	(540)	(2,733)
Gains on dispositions of real estate and other assets, net	(10,146)	(9,151)
Non-cash revenue	(6,587)	(4,809)
Other	(14)	(14)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	95	(1,938)
Accounts payable, accrued expenses and other liabilities	(3,085)	(420)
Accrued restructuring charges	(1,072)	—
Net cash provided by operating activities	89,635	79,605
Investing activities
Acquisitions of real estate	(72,458)	(265,314)
Capitalized real estate expenditures	(3,552)	(426)
Collections of principal on loans receivable and real estate assets under direct financing leases	2,151	1,452
Proceeds from dispositions of real estate and other assets	89,349	71,547
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	39,867	(6,937)
Transfers of net sales proceeds (to) from Master Trust Release	(30,578)	43,412
Net cash provided by (used in) investing activities	24,779	(156,266)
Financing activities
Borrowings under Revolving Credit Facilities	60,000	345,000
Repayments under Revolving Credit Facilities	(36,000)	(175,101)
Repayments under mortgages and notes payable	(96,732)	(167,102)
Borrowings under Term Loan	45,000	—
Repayments under Term Loan	(36,000)	—
Deferred financing costs	(125)	(3,562)
Proceeds from issuance of common stock, net of offering costs	13,923	78,552
Repurchase of shares of common stock	(738)	(720)
Dividends paid to equity owners	(77,381)	(70,046)
Transfers from reserve/escrow deposits with lenders	841	1,593
Net cash (used in) provided by financing activities	(127,212)	8,614
Net decrease in cash and cash equivalents	(12,798)	(68,047)
Cash and cash equivalents, beginning of period	21,790	176,181
Cash and cash equivalents, end of period	$8,992	$108,134
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
For the disposal of real estate assets that constituted a business, goodwill and gain on disposition of assets both should have been reduced by the proportionate amount of goodwill allocated to each disposed real estate asset. The amount of goodwill allocated is derived as the proportionate fair value of the real estate considered to be a business under GAAP at the time of sale to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to goodwill of $29.5 million at March 31, 2016 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $2.4 million for the three months ended March 31, 2016. The restated consolidated balance sheet includes a reduction to goodwill of $27.1 million at December 31, 2015 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $2.2 million for the three months ended March 31, 2015.
Further, in evaluating the impairment on held for sale real estate assets considered to be a business under GAAP, the proportionate amount of goodwill attributable to the real estate asset held for sale should be considered in determining the amount of impairment, if any. The amount of goodwill attributed is derived as the proportionate fair value of the real estate asset considered to be a business under GAAP held for sale at measurement date to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $1.4 million at March 31, 2016 and the restated consolidated statement of operations includes an increase to impairments of $0.5 million for the three months ended March 31, 2016. The restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.9 million at December 31, 2015 and the restated consolidated statement of operations includes an increase to impairments of $0.6 million for the three months ended March 31, 2015.
The consolidated financial statements included in this Form 10-Q/A have been restated as of March 31, 2016 and for the three months then ended to reflect the adjustments described above. The consolidated financial statements included in this Form 10-Q/A have been restated as of December 31, 2015 and for the three months ended March 31, 2015 to reflect the adjustments described above. The following statements present the effect of the restatement on (i) the

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Company's consolidated balance sheets at March 31, 2016 and December 31, 2015, (ii) the Company's consolidated statements of operations for the three months ended March 31, 2016 and 2015 and (iii) the Company's consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. The Company did not present a summary of the effect of the restatement on the consolidated statement of stockholders' equity for any of the above referenced periods because the impact to stockholders' equity is reflected below in the restated consolidated balance sheets. The Company did not present a summary of the effect of the restatement on the consolidated statements of comprehensive income for any of the above referenced periods because the impact to net income is reflected below in the restated consolidated statements of operations and the restatement adjustments did not affect any other component of comprehensive income.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at March 31, 2016 (in thousands except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,679,409	$—	$2,679,409
Buildings and improvements	4,767,151	—	4,767,151
Total real estate investments	7,446,560	—	7,446,560
Less: accumulated depreciation	(891,909)	—	(891,909)
	6,554,651	—	6,554,651
Loans receivable, net	101,602	—	101,602
Intangible lease assets, net	509,089	—	509,089
Real estate assets under direct financing leases, net	41,499	—	41,499
Real estate assets held for sale, net	115,423	(1,373)	114,050
Net investments	7,322,264	(1,373)	7,320,891
Cash and cash equivalents	8,992	—	8,992
Deferred costs and other assets, net	173,295	—	173,295
Goodwill	291,421	(29,487)	261,934
Total assets	$7,795,972	$(30,860)	$7,765,112
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$24,000	$—	$24,000
Term Loan, net	332,019	—	332,019
Mortgages and notes payable, net	2,969,893	—	2,969,893
Convertible Notes, net	693,173	—	693,173
Total debt, net	4,019,085	—	4,019,085
Intangible lease liabilities, net	187,211	—	187,211
Accounts payable, accrued expenses and other liabilities	136,743	—	136,743
Total liabilities	4,343,039	—	4,343,039
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,434	—	4,434
Capital in excess of par value	4,737,534	—	4,737,534
Accumulated deficit	(1,287,386)	(30,860)	(1,318,246)
Accumulated other comprehensive loss	(1,649)	—	(1,649)
Total stockholders’ equity	3,452,933	(30,860)	3,422,073
Total liabilities and stockholders’ equity	$7,795,972	$(30,860)	$7,765,112

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2015 (in thousands except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,710,888	$—	$2,710,888
Buildings and improvements	4,816,481	—	4,816,481
Total real estate investments	7,527,369	—	7,527,369
Less: accumulated depreciation	(860,954)	—	(860,954)
	6,666,415	—	6,666,415
Loans receivable, net	104,003	—	104,003
Intangible lease assets, net	526,718	—	526,718
Real estate assets under direct financing leases, net	44,324	—	44,324
Real estate assets held for sale, net	85,145	(886)	84,259
Net investments	7,426,605	(886)	7,425,719
Cash and cash equivalents	21,790	—	21,790
Deferred costs and other assets, net	179,180	—	179,180
Goodwill	291,421	(27,071)	264,350
Total assets	$7,918,996	$(27,957)	$7,891,039
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$—	$—
Term Loan, net	322,902	—	322,902
Mortgages and notes payable, net	3,079,787	—	3,079,787
Convertible Notes, net	690,098	—	690,098
Total debt, net	4,092,787	—	4,092,787
Intangible lease liabilities, net	193,903	—	193,903
Accounts payable, accrued expenses and other liabilities	142,475	—	142,475
Total liabilities	4,429,165	—	4,429,165
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,418	—	4,418
Capital in excess of par value	4,721,323	—	4,721,323
Accumulated deficit	(1,234,882)	(27,957)	(1,262,839)
Accumulated other comprehensive loss	(1,028)	—	(1,028)
Total stockholders’ equity	3,489,831	(27,957)	3,461,874
Total liabilities and stockholders’ equity	$7,918,996	$(27,957)	$7,891,039

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended March 31, 2016 (in thousands except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$161,819	$—	$161,819
Interest income on loans receivable	1,659	—	1,659
Earned income from direct financing leases	724	—	724
Tenant reimbursement income	3,824	—	3,824
Other income and interest from real estate transactions	331	—	331
Total revenues	168,357	—	168,357
Expenses:
General and administrative	11,649	—	11,649
Restructuring charges	649	—	649
Property costs	7,327	—	7,327
Real estate acquisition costs	57	—	57
Interest	53,017	—	53,017
Depreciation and amortization	64,664	—	64,664
Impairments	12,131	487	12,618
Total expenses	149,494	487	149,981
Income from continuing operations before other expense and income tax expense	18,863	(487)	18,376
Other expense:
Loss on debt extinguishment	(5,341)	—	(5,341)
Total other expense	(5,341)	—	(5,341)
Income from continuing operations before income tax expense	13,522	(487)	13,035
Income tax expense	(81)		(81)
Income from continuing operations	13,441	(487)	12,954
Income before gain on disposition of assets	13,441	(487)	12,954
Gain on disposition of assets	12,562	(2,416)	10,146
Net income attributable to common stockholders	$26,003	$(2,903)	$23,100
Net income per share of common stock—basic:
Continuing operations	0.06	(0.01)	0.05
Net income per share attributable to common stockholders—basic	$0.06	$(0.01)	$0.05
Net income per share of common stock—diluted:
Continuing operations	0.06	(0.01)	0.05
Net income per share attributable to common stockholders—diluted	$0.06	$(0.01)	$0.05
Weighted average shares of common stock outstanding:
Basic	441,365,927	—	441,365,927
Diluted	441,368,407	—	441,368,407

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended March 31, 2015 (in thousands except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$154,518	$—	$154,518
Interest income on loans receivable	1,722	—	1,722
Earned income from direct financing leases	795	—	795
Tenant reimbursement income	4,631	—	4,631
Other income and interest from real estate transactions	621	—	621
Total revenues	162,287	—	162,287
Expenses:
General and administrative	12,600	—	12,600
Property costs	7,407	—	7,407
Real estate acquisition costs	1,093	—	1,093
Interest	57,914	—	57,914
Depreciation and amortization	66,296	—	66,296
Impairments	1,624	576	2,200
Total expenses	146,934	576	147,510
Income from continuing operations before other expense and income tax expense	15,353	(576)	14,777
Other expense:
Loss on debt extinguishment	(1,230)	—	(1,230)
Total other expense	(1,230)	—	(1,230)
Income from continuing operations before income tax expense	14,123	(576)	13,547
Income tax expense	(362)		(362)
Income from continuing operations	13,761	(576)	13,185
Discontinued operations:
Income from discontinued operations	227	—	227
Income before gain on disposition of assets	13,988	(576)	13,412
Gain on disposition of assets	11,336	(2,185)	9,151
Net income attributable to common stockholders	$25,324	$(2,761)	$22,563
Net income per share of common stock—basic:
Continuing operations	0.06	(0.01)	0.05
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—basic	$0.06	$(0.01)	$0.05
Net income per share of common stock—diluted:
Continuing operations	0.06	(0.01)	0.05
Discontinued operations	—	—	—
Net income per share attributable to common stockholders—diluted	$0.06	$(0.01)	$0.05
Weighted average shares of common stock outstanding:
Basic	411,017,895	—	411,017,895
Diluted	411,622,434	—	411,622,434

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the three months ended March 31, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$26,003	$(2,903)	$23,100
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	64,664	—	64,664
Impairments	12,131	487	12,618
Amortization of deferred financing costs	2,166	—	2,166
Derivative amortization and interest rate net settlements	30	—	30
Amortization of debt discounts	760	—	760
Stock-based compensation expense	2,305	—	2,305
Loss on debt extinguishment	5,341	—	5,341
Debt extinguishment costs	(540)	—	(540)
Gains on dispositions of real estate and other assets, net	(12,562)	2,416	(10,146)
Non-cash revenue	(6,587)	—	(6,587)
Other	(14)	—	(14)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	95	—	95
Accounts payable, accrued expenses and other liabilities	(3,085)	—	(3,085)
Accrued restructuring charges	(1,072)	—	(1,072)
Net cash provided by operating activities	89,635	—	89,635
Investing activities
Acquisitions of real estate	(72,458)	—	(72,458)
Capitalized real estate expenditures	(3,552)	—	(3,552)
Collections of principal on loans receivable and real estate assets under direct financing leases	2,151	—	2,151
Proceeds from dispositions of real estate and other assets	89,349	—	89,349
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	39,867	—	39,867
Transfers of net sales proceeds to Master Trust Release	(30,578)	—	(30,578)
Net cash provided by investing activities	24,779	—	24,779
Financing activities
Borrowings under Revolving Credit Facilities	60,000	—	60,000
Repayments under Revolving Credit Facilities	(36,000)	—	(36,000)
Repayments under mortgages and notes payable	(96,732)	—	(96,732)
Borrowings under Term Loan	45,000	—	45,000
Repayments under Term Loan	(36,000)	—	(36,000)
Deferred financing costs	(125)	—	(125)
Proceeds from issuance of common stock, net of offering costs	13,923	—	13,923
Repurchase of shares of common stock	(738)	—	(738)
Dividends paid to equity owners	(77,381)	—	(77,381)
Transfers from reserve/escrow deposits with lenders	841	—	841
Net cash used in financing activities	(127,212)	—	(127,212)
Net decrease in cash and cash equivalents	(12,798)	—	(12,798)
Cash and cash equivalents, beginning of period	21,790	—	21,790
Cash and cash equivalents, end of period	$8,992	$—	$8,992

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the three months ended March 31, 2015 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$25,324	$(2,761)	$22,563
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	66,296	—	66,296
Impairments	1,658	576	2,234
Amortization of deferred financing costs	2,072	—	2,072
Derivative amortization and interest rate net settlements	(28)	—	(28)
Amortization of debt discounts	476	—	476
Stock-based compensation expense	3,827	—	3,827
Loss on debt extinguishment	1,230	—	1,230
Debt extinguishment costs	(2,733)	—	(2,733)
Gains on dispositions of real estate and other assets, net	(11,336)	2,185	(9,151)
Non-cash revenue	(4,809)	—	(4,809)
Other	(14)	—	(14)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,938)	—	(1,938)
Accounts payable, accrued expenses and other liabilities	(420)	—	(420)
Accrued restructuring charges	—	—	—
Net cash provided by operating activities	79,605	—	79,605
Investing activities
Acquisitions of real estate	(265,314)	—	(265,314)
Capitalized real estate expenditures	(426)	—	(426)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,452	—	1,452
Proceeds from dispositions of real estate and other assets	71,547	—	71,547
Transfers of net sales proceeds to restricted accounts pursuant to 1031 Exchanges	(6,937)	—	(6,937)
Transfers of net sales proceeds from Master Trust Release	43,412	—	43,412
Net cash used in investing activities	(156,266)	—	(156,266)
Financing activities
Borrowings under Revolving Credit Facilities	345,000	—	345,000
Repayments under Revolving Credit Facilities	(175,101)	—	(175,101)
Repayments under mortgages and notes payable	(167,102)	—	(167,102)
Deferred financing costs	(3,562)	—	(3,562)
Proceeds from issuance of common stock, net of offering costs	78,552	—	78,552
Repurchase of shares of common stock	(720)	—	(720)
Dividends paid to equity owners	(70,046)	—	(70,046)
Transfers from reserve/escrow deposits with lenders	1,593	—	1,593
Net cash provided by financing activities	8,614	—	8,614
Net decrease in cash and cash equivalents	(68,047)	—	(68,047)
Cash and cash equivalents, beginning of period	176,181	—	176,181
Cash and cash equivalents, end of period	$108,134	$—	$108,134

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Note 3. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K/A for the year ended December 31, 2015.
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

Note 4. Investments
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
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

During the three months ended March 31, 2016, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization, as restated:

	Number of Properties			Dollar Amount of Investments
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2015	2,485	144	2,629	$8,198,685	$104,003	$8,302,688
Acquisitions/improvements (1) (3)	15	—	15	76,010	—	76,010
Dispositions of real estate (2) (3)	(33)	—	(33)	(113,471)	—	(113,471)
Principal payments and payoffs	—	(1)	(1)	—	(2,121)	(2,121)
(Impairments)/recoveries	—	—	—	(12,939)	324	(12,615)
Write-off of gross lease intangibles	—	—	—	(1,771)	—	(1,771)
Loan premium amortization and other	—	—	—	(30)	(604)	(634)
Gross balance, March 31, 2016	2,467	143	2,610	$8,146,484	$101,602	$8,248,086
Accumulated depreciation and amortization				(1,116,106)	—	(1,116,106)
Other non-real estate assets held for sale				1,700	—	1,700
Net balance, March 31, 2016				$7,032,078	$101,602	$7,133,680
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
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the three months ended March 31, 2016, as restated (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2015	36	$84,259
Transfers from real estate investments	20	55,508
Sales	(14)	(25,717)
Balance, March 31, 2016	42	$114,050
Impairments

The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations, as restated (in thousands):

	Three Months Ended March 31,
	2016	2015
Real estate and intangible asset impairment	$12,630	$1,619
Write-off of lease intangibles due to lease terminations, net	309	512
Loans receivable recovery	(324)	—
Total impairments from real estate investment net assets	12,615	2,131
Other impairment	3	103
Total impairment loss in continuing and discontinued operations	$12,618	$2,234

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

CMBS

As of March 31, 2016, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 133 fixed and 8 variable-rate non-recourse loans, excluding the defaulted loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of March 31, 2016 for the fixed-rate notes, excluding the defaulted loans, ranged from 3.90% to 6.62% with a weighted average stated interest rate of 5.81%, and the weighted average stated interest rate for the variable-rate notes was 3.84%. As of March 31, 2016, these fixed and variable-rate loans were secured by 377 and 83 properties, respectively. The Company entered into interest rate swaps that effectively fixed the interest rates at approximately 5.14% on the variable-rate loans (see Note 6). As of March 31, 2016 and December 31, 2015, the unamortized deferred financing costs associated with the CMBS loans were $5.3 million and $5.5 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.

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
March 31, 2016
(Unaudited)

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1) (Restated)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
March 31, 2016
Long-lived assets held and used	$6,329	$—	$—	$—	$6,329	$(7,235)
Lease intangible assets	1,723	—	—	—	1,723	(1,267)
Other assets	—	—	—	—	—	324
Long-lived assets held for sale	21,874	—	—	—	21,874	(4,440)
						$(12,618)
December 31, 2015
Long-lived assets held and used	$60,298	$(3,207)	$—	$—	$63,505	$(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(15,578)
						$(70,729)
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

Note 10. Significant Credit and Revenue Concentration

As of March 31, 2016 and December 31, 2015, the Company’s real estate investments are operated by 435 and 438 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended March 31, 2016 and 2015, contributed 9.1% and 12.8% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 4% or more of the Company’s Normalized Revenue during any of the periods presented. As of March 31, 2016 and December 31, 2015, the Company's net investment in Shopko properties represents approximately 7.0% and 6.9%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 9.0% of the Company's total real estate investment portfolio at both dates.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
March 31, 2016
(Unaudited)

Note 13. Income Per Share
Income per share has been computed using the two-class method. Income per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method, as restated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Basic and diluted income:
Income from continuing operations	$12,954	$13,185
Gain on disposition of assets	10,146	9,151
Less: income attributable to unvested restricted stock	(127)	(209)
Income used in basic and diluted income per share from continuing operations	22,973	22,127
Income from discontinued operations	—	227
Net income attributable to common stockholders used in basic and diluted income per share	$22,973	$22,354

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	442,033,226	412,195,685
Less: unvested weighted average shares of restricted stock	(667,299)	(1,177,790)
Weighted average shares of common stock outstanding used in basic income per share	441,365,927	411,017,895
Net income per share attributable to common stockholders—basic	$0.05	$0.05

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	—	598,015
Stock options	2,480	6,524
Weighted average shares of common stock outstanding used in diluted income per share	441,368,407	411,622,434
Net income per share attributable to common stockholders—diluted	$0.05	$0.05

Potentially dilutive shares of common stock
Unvested shares of restricted stock	67,709	457,283
Total	67,709	457,283
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
March 31, 2016
(Unaudited)

Note 14. Costs Associated With Restructuring Activities

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

Note 15. Subsequent Events

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
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures for the quarter ended March 31, 2016. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
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

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our most recent Annual Report on Form 10-K/A. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

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

2016 Highlights

For the first quarter ended March 31, 2016:

•	Recognized revenues of $168.4 million, a 3.7% increase over revenues reported in the first quarter of 2015.

•	Generated AFFO of $0.22 per share, FFO of $0.20 per share, and net income of $0.05 per share.

•
Closed 9 real estate transactions totaling $75.6 million, which added 15 properties to our portfolio, earning an initial weighted average cash yield of approximately 8.09% under leases with an average term of 15.6 years.

•
Disposed of 33 properties generating gross proceeds of $106.3 million, with a weighted average capitalization rate of 6.37%, resulting in an overall gain on sale of $10.1 million. Included in gross proceeds was $14.9 million of principal and interest that was extinguished as a partial settlement of debt related to the transfer of two vacant real estate properties securing a fixed-rate CMBS loan that was in default.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K/A for the year ended

December 31, 2015 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$161,819	$154,518	$7,301	4.7%
Interest income on loans receivable	1,659	1,722	(63)	(3.7)%
Earned income from direct financing leases	724	795	(71)	(8.9)%
Tenant reimbursement income	3,824	4,631	(807)	(17.4)%
Other income and interest from real estate transactions	331	621	(290)	(46.7)%
Total revenues	168,357	162,287	6,070	3.7%
Expenses:
General and administrative	11,649	12,600	(951)	(7.5)%
Restructuring charges	649	—	649	NM
Property costs	7,327	7,407	(80)	(1.1)%
Real estate acquisition costs	57	1,093	(1,036)	(94.8)%
Interest	53,017	57,914	(4,897)	(8.5)%
Depreciation and amortization	64,664	66,296	(1,632)	(2.5)%
Impairments	12,618	2,200	10,418	NM
Total expenses	149,981	147,510	2,471	1.7%
Income from continuing operations before other expense and income tax expense	18,376	14,777	3,599	24.4%
Other expense:
Loss on debt extinguishment	(5,341)	(1,230)	(4,111)	NM
Total other expense	(5,341)	(1,230)	(4,111)	NM
Income from continuing operations before income tax expense	13,035	13,547	(512)	(3.8)%
Income tax expense	(81)	(362)	281	77.6%
Income from continuing operations	$12,954	$13,185	$(231)	(1.8)%

Gain on disposition of assets	$10,146	$9,151	$995	10.9%
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

Impairments

Impairment charges for the three months ended March 31, 2016 includes $5.3 million on two properties within the casual dining industry, $2.9 million on a single movie theatre property, $4.7 million in properties held for sale and intangible lease write-offs and a $0.3 million impairment recovery on a loan receivable. For the same period in 2015, we recorded impairment losses of $1.6 million on the impairment of ten properties that were held for sale and $0.6 million of lease intangible write-offs resulting from lease terminations.

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

Gain on disposition of assets
For the three months ended March 31, 2016, the gain on disposition of assets included $5.2 million from the sale of a five property pizza restaurant master lease and $2.2 million from the sale of eight quick service restaurants. The balance of the gain related to the sale of twenty additional properties including ten vacant properties. For the three months ended March 31, 2015, gain on disposition of assets included $5.2 million from the sale of five Shopko properties and $2.1 million from the sale of one of our distribution properties.

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
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K/A for the year ended December 31, 2015, as filed with the SEC.
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
Initial Cash Yield

We calculate initial cash yield from properties by dividing the annualized first month base rent (excluding any future rent escalations provided for in the lease) by the gross investment in the related properties. Gross investment for an acquired property represents gross acquisition costs including the contracted purchase price and related capitalized transaction costs. Initial cash yield is a measure (expressed as a percentage) of the contractual cash rent expected to be earned on an acquired property in the first year. Because it excludes any future rent increases or additional rent that may be contractually provided for in the lease, as well as any other income or fees that may be earned from lease modifications or asset dispositions, initial cash yield does not represent the annualized investment rate of return of our acquired properties. Additionally, actual contractual cash rent earned from the properties acquired may differ from the initial cash yield based on other factors, including difficulties collecting anticipated rental revenues and unanticipated expenses at these properties that we cannot pass on to tenants, as well as the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income attributable to common stockholders	$23,100	$22,563
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,571	66,202
Portfolio impairments
Continuing operations	12,938	2,097
Discontinued operations	—	34
Realized gain on sales of real estate (1)	(10,146)	(9,153)
Total adjustments	67,363	59,180

FFO	$90,463	$81,743
Add/(less):
Loss on debt extinguishment	5,341	1,230
Restructuring charges	649	—
Other costs in general and administrative associated with headquarter relocation	812	—
Real estate acquisition costs	57	1,093
Non-cash interest expense	2,956	2,576
Accrued interest and fees on defaulted loans	1,855	1,822
Non-cash revenues	(6,587)	(4,809)
Non-cash compensation expense	2,305	3,827
Total adjustments to FFO	7,388	5,739

AFFO	$97,851	$87,482

Dividends declared to common stockholders	$77,601	$71,128
Net income per share of common stock
Basic (3)	$0.05	$0.05
Diluted (2) (3)	$0.05	$0.05
FFO per share of common stock
Diluted (2) (3)	$0.20	$0.20
AFFO per share of common stock
Diluted (2) (3)	$0.22	$0.21
Weighted average shares of common stock outstanding:
Basic	441,365,927	411,017,895
Diluted (2)	441,368,407	411,622,434
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

Adjusted Debt and EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA, as restated (dollars in thousands):

	March 31,
	2016	2015 (3)
	(unaudited)
Revolving Credit Facilities	$24,000	$185,022
Term Loan, net	332,019	—
Mortgages and notes payable, net	2,969,893	3,456,609
Convertible Notes, net	693,173	681,109
	4,019,085	4,322,740
Add/(less):
Preferred stock	—	—
Unamortized debt discount (premium)	51,707	54,574
Unamortized deferred financing costs	39,779	44,995
Cash and cash equivalents	(8,992)	(108,134)
Cash reserves on deposit with lenders as additional security classified as other assets	(23,789)	(45,010)
Total adjustments	58,705	(53,575)
Adjusted Debt	$4,077,790	$4,269,165

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income attributable to common stockholders	$23,100	$22,563
Add/(less): (1)
Interest	53,017	57,914
Depreciation and amortization	64,664	66,296
Income tax expense	81	362
Total adjustments	117,762	124,572
EBITDA	$140,862	$147,135
Add/(less): (1)
Restructuring charges	649	—
Other costs in general and administrative associated with headquarter relocation	812	—
Real estate acquisition costs	57	1,093
Impairments on real estate assets	12,938	2,131
Realized gain on sales of real estate	(10,146)	(9,153)
Loss on debt extinguishment	5,341	1,230
Total adjustments to EBITDA	9,651	(4,699)
Adjusted EBITDA	$150,513	$142,436
Annualized Adjusted EBITDA (2)	$602,052	$569,744

Adjusted Debt / Annualized Adjusted EBITDA	6.8	7.5

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA of the current quarter multiplied by 4.
(3) Certain reclassifications were made to the prior period to conform to the current period presentation.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements
See Note 3 to our March 31, 2016 unaudited consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of the Original Filing, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K/A for the year ended December 31, 2015 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K/A filed with the SEC on October 31, 2016.

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