Form 10-Q/A
period 2016-06-30
SPIRIT REALTY CAPITAL, INC.
filed 2016-11-01
CIK 1308606

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

SPIRIT REALTY CAPITAL, INC.

Explanatory Note
The Company is restating its interim unaudited consolidated financial statements for the quarter ended June 30, 2016. See the Company's Current Report on Form 8-K filed with the SEC on October 19, 2016 for additional details.
When the Company disposes of real estate assets, if the real estate assets constitute a business, a portion of the Company’s goodwill should be allocated to the carrying value of the business disposed of to determine the gain/loss on disposal. Further, when the Company classifies real estate assets that constitute a business as held for sale, the carrying amount used to determine an impairment loss, if any, should include an allocation of goodwill, in accordance with ASC 350 “Intangibles - Goodwill and Other.” Historically, the Company did not allocate goodwill resulting from the Cole II Merger to real estate assets disposed of or consider the amount of goodwill attributable to real estate assets held for sale in assessing impairment in the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2016.
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
The allocation of goodwill to real estate assets disposed of resulted in a decrease in gain on disposition of assets of $2.9 million and $5.3 million for the three and six months ended June 30, 2016, respectively, and a decrease of $33.1 million to goodwill as of June 30, 2016. The allocation of goodwill to real estate assets held for sale resulted in an increase of $0.6 million and $1.1 million to impairments for the three and six months ended June 30, 2016, respectively, and a decrease of $1.4 million to real estate assets held for sale, net as of June 30, 2016. Additionally, the correction of these errors resulted in an increase of $34.4 million to accumulated deficit as of June 30, 2016.
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, initially filed with the SEC on August 5, 2016 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s consolidated balance sheet at June 30, 2016 and December 31, 2015, (ii) the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, (iii) the Company's consolidated statement of stockholders’ equity for the six months ended June 30, 2016 and (iv) the Company's consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and the notes related thereto. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and only amends and restates Items 1, 2, and 4 of Part I of the Original Filing to reflect the adjustments described above and in Note 2, and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 2 to the accompanying consolidated financial statements in this Form 10-Q/A.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2016	December 31, 2015
	(Restated)	(Restated)
Assets
Investments:
Real estate investments:
Land and improvements	$2,716,408	$2,710,888
Buildings and improvements	4,821,840	4,816,481
Total real estate investments	7,538,248	7,527,369
Less: accumulated depreciation	(931,834)	(860,954)
	6,606,414	6,666,415
Loans receivable, net	86,165	104,003
Intangible lease assets, net	491,489	526,718
Real estate assets under direct financing leases, net	36,021	44,324
Real estate assets held for sale, net	79,306	84,259
Net investments	7,299,395	7,425,719
Cash and cash equivalents	29,410	21,790
Deferred costs and other assets, net	148,497	179,180
Goodwill	258,369	264,350
Total assets	$7,735,671	$7,891,039
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$—	$—
Term Loan, net	368,207	322,902
Mortgages and notes payable, net	2,571,844	3,079,787
Convertible Notes, net	696,290	690,098
Total debt, net	3,636,341	4,092,787
Intangible lease liabilities, net	185,811	193,903
Accounts payable, accrued expenses and other liabilities	138,457	142,475
Total liabilities	3,960,609	4,429,165
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 479,678,090 and 441,819,964 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4,797	4,418
Capital in excess of par value	5,126,685	4,721,323
Accumulated deficit	(1,356,384)	(1,262,839)
Accumulated other comprehensive loss	(36)	(1,028)
Total stockholders’ equity	3,775,062	3,461,874
Total liabilities and stockholders’ equity	$7,735,671	$7,891,039
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations (As Restated, see Note 2)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Rentals	$160,506	$159,607	$322,325	$314,125
Interest income on loans receivable	1,625	1,730	3,284	3,452
Earned income from direct financing leases	698	779	1,422	1,574
Tenant reimbursement income	3,200	3,492	7,024	8,123
Other income and interest from real estate transactions	5,697	2,326	6,028	2,947
Total revenues	171,726	167,934	340,083	330,221
Expenses:
General and administrative	13,850	11,972	25,499	24,572
Restructuring charges	1,813	—	2,462	—
Property costs	6,611	6,414	13,938	13,821
Real estate acquisition costs	979	453	1,036	1,546
Interest	49,172	56,167	102,189	114,081
Depreciation and amortization	64,263	64,671	128,927	130,967
Impairments	13,371	33,771	25,989	35,971
Total expenses	150,059	173,448	300,040	320,958
Income (loss) from continuing operations before other income and income tax expense	21,667	(5,514)	40,043	9,263
Other income:
Gain on debt extinguishment	14,016	3,377	8,675	2,147
Total other income	14,016	3,377	8,675	2,147
Income (loss) from continuing operations before income tax expense	35,683	(2,137)	48,718	11,410
Income tax expense	(839)	(161)	(920)	(523)
Income (loss) from continuing operations	34,844	(2,298)	47,798	10,887
Discontinued operations:
(Loss) income from discontinued operations	—	(96)	—	131
Gain on disposition of assets	—	590	—	590
Income from discontinued operations	—	494	—	721
Income (loss) before gain on disposition of assets	34,844	(1,804)	47,798	11,608
Gain on disposition of assets	11,115	51,149	21,261	60,300
Net income attributable to common stockholders	$45,959	$49,345	$69,059	$71,908
Net income per share of common stock—basic:
Continuing operations	$0.10	$0.11	$0.15	$0.17
Discontinued operations	—	—	—	—
Net income per share attributable to common stockholders—basic	$0.10	$0.11	$0.15	$0.17
Net income per share of common stock—diluted:
Continuing operations	$0.10	$0.11	$0.15	$0.17
Discontinued operations	—	—	—	—
Net income per share attributable to common stockholders—diluted	$0.10	$0.11	$0.15	$0.17
Weighted average shares of common stock outstanding:
Basic	473,161,125	436,619,138	457,263,526	423,889,238
Diluted	473,164,386	436,923,755	457,267,015	424,343,232
Dividends declared per common share issued	$0.17500	$0.17000	$0.35000	$0.34000
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Restated)	(Restated)	(Restated)	(Restated)
Net income attributable to common stockholders	$45,959	$49,345	$69,059	$71,908
Other comprehensive income:
Change in net unrealized (losses) gains on cash flow hedges	(317)	40	(1,173)	(811)
Net cash flow hedge losses reclassified to operations	1,930	381	2,165	697
Total comprehensive income	$47,572	$49,766	$70,051	$71,794
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity (As Restated, see Note 2)
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2015 (Restated)	441,819,964	$4,418	$4,721,323	$(1,262,839)	$(1,028)	$3,461,874
Net income (Restated)	—	—	—	69,059	—	69,059
Other comprehensive income	—	—	—	—	992	992
Dividends declared on common stock	—	—	—	(161,536)	—	(161,536)
Repurchase of shares of common stock	(174,235)	(2)	—	(737)	—	(739)
Issuance of shares of common stock, net	37,512,260	375	401,578	—	—	401,953
Stock-based compensation, net	520,101	6	3,784	(331)	—	3,459
Balances, June 30, 2016 (Restated)	479,678,090	$4,797	$5,126,685	$(1,356,384)	$(36)	$3,775,062
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows (As Restated, see Note 2)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Restated)	(Restated)
Operating activities
Net income attributable to common stockholders	$69,059	$71,908
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	128,927	130,967
Impairments	25,989	36,005
Amortization of deferred financing costs	4,402	3,973
Payment to terminate interest rate swap	(1,724)	(64)
Derivative interest rate amortization and other interest rate swap losses (gains)	1,781	(21)
Amortization of debt discounts	1,507	1,139
Stock-based compensation expense	3,790	7,288
Gain on debt extinguishment	(8,675)	(2,147)
Debt extinguishment costs	(10,625)	(3,623)
Gains on dispositions of real estate and other assets, net	(21,261)	(60,890)
Non-cash revenue	(11,954)	(10,551)
Other	210	(27)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(179)	(1,641)
Accounts payable, accrued expenses and other liabilities	(3,620)	(4,677)
Accrued restructuring charges	(647)	—
Net cash provided by operating activities	176,980	167,639
Investing activities
Acquisitions of real estate	(235,342)	(547,487)
Capitalized real estate expenditures	(5,978)	(3,175)
Investments in loans receivable	—	(4,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	16,783	2,924
Proceeds from dispositions of real estate and other assets	189,023	340,971
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	39,867	(40,034)
Transfers of net sales proceeds (to) from Master Trust Release	(3,862)	43,442
Net cash provided by (used in) investing activities	491	(207,359)
Financing activities
Borrowings under Revolving Credit Facilities	357,000	405,000
Repayments under Revolving Credit Facilities	(357,000)	(400,181)
Repayments under mortgages and notes payable	(460,766)	(321,884)
Borrowings under Term Loan	451,000	—
Repayments under Term Loan	(406,000)	—
Deferred financing costs	(1,077)	(3,782)
Proceeds from issuance of common stock, net of offering costs	401,953	347,255
Proceeds from exercise of stock options	—	46
Repurchase of shares of common stock	(739)	(720)
Dividends paid to equity owners	(154,982)	(141,174)
Transfers from reserve/escrow deposits with lenders	760	18,653
Net cash used in financing activities	(169,851)	(96,787)
Net increase (decrease) in cash and cash equivalents	7,620	(136,507)
Cash and cash equivalents, beginning of period	21,790	176,181
Cash and cash equivalents, end of period	$29,410	$39,674
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
For the disposal of real estate assets that constituted a business, goodwill and gain on disposition of assets both should have been reduced by the proportionate amount of goodwill allocated to each disposed real estate asset. The amount of goodwill allocated is derived as the proportionate fair value of the real estate considered to be a business under GAAP at the time of sale to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to goodwill of $33.1 million at June 30, 2016 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $2.9 million and $5.3 million for the three and six months ended June 30, 2016, respectively. The restated consolidated balance sheet includes a reduction to goodwill of $27.1 million at December 31, 2015 and the restated consolidated statement of operations includes a reduction to gain on disposition of assets of $11.5 million and $13.7 million for the three and six months ended June 30, 2015, respectively.
Further, in evaluating the impairment on held for sale real estate assets considered to be a business under GAAP, the proportionate amount of goodwill attributable to the real estate asset held for sale should be considered in determining the amount of impairment, if any. The amount of goodwill attributed is derived as the proportionate fair value of the real estate asset considered to be a business under GAAP held for sale at measurement date to the fair value of the Company’s reporting unit. As a result, the restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $1.4 million at June 30, 2016 and the restated consolidated statement of operations includes an increase to impairments of $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively. The restated consolidated balance sheet includes a reduction to real estate assets held for sale, net of $0.9 million at December 31, 2015 and the restated consolidated statement of operations includes an increase to impairments of $0.01 million and $0.6 million for the three and six months ended June 30, 2015, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The consolidated financial statements included in this Form 10-Q/A have been restated as of June 30, 2016 and for the three and six months then ended to reflect the adjustments described above. The consolidated financial statements included in this Form 10-Q/A have been restated as of December 31, 2015 and for the three and six months ended June 30, 2015 to reflect the adjustments described above. The following statements present the effect of the restatement on (i) the Company's consolidated balance sheets at June 30, 2016 and December 31, 2015, (ii) the Company's consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and (iii) the Company's consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The Company did not present a summary of the effect of the restatement on the consolidated statement of stockholders' equity for any of the above referenced periods because the impact to stockholders' equity is reflected below in the restated consolidated balance sheets. The Company did not present a summary of the effect of the restatement on the consolidated statements of comprehensive income for any of the above referenced periods because the impact to net income is reflected below in the restated consolidated statements of operations and the restatement adjustments did not affect any other component of comprehensive income.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at June 30, 2016 (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Investments:
Real estate investments:
Land and improvements	$2,716,408	$—	$2,716,408
Buildings and improvements	4,821,840	—	4,821,840
Total real estate investments	7,538,248	—	7,538,248
Less: accumulated depreciation	(931,834)	—	(931,834)
	6,606,414	—	6,606,414
Loans receivable, net	86,165	—	86,165
Intangible lease assets, net	491,489	—	491,489
Real estate assets under direct financing leases, net	36,021	—	36,021
Real estate assets held for sale, net	80,665	(1,359)	79,306
Net investments	7,300,754	(1,359)	7,299,395
Cash and cash equivalents	29,410	—	29,410
Deferred costs and other assets, net	148,497	—	148,497
Goodwill	291,421	(33,052)	258,369
Total assets	$7,770,082	$(34,411)	$7,735,671
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$—	$—
Term Loan, net	368,207	—	368,207
Mortgages and notes payable, net	2,571,844	—	2,571,844
Convertible Notes, net	696,290	—	696,290
Total debt, net	3,636,341	—	3,636,341
Intangible lease liabilities, net	185,811	—	185,811
Accounts payable, accrued expenses and other liabilities	138,457	—	138,457
Total liabilities	3,960,609	—	3,960,609
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value	4,797	—	4,797
Capital in excess of par value	5,126,685	—	5,126,685
Accumulated deficit	(1,321,973)	(34,411)	(1,356,384)
Accumulated other comprehensive loss	(36)	—	(36)
Total stockholders’ equity	3,809,473	(34,411)	3,775,062
Total liabilities and stockholders’ equity	$7,770,082	$(34,411)	$7,735,671

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2015 (in thousands, except per share data):

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the three months ended June 30, 2016 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$160,506	$—	$160,506
Interest income on loans receivable	1,625	—	1,625
Earned income from direct financing leases	698	—	698
Tenant reimbursement income	3,200	—	3,200
Other income and interest from real estate transactions	5,697	—	5,697
Total revenues	171,726	—	171,726
Expenses:
General and administrative	13,850	—	13,850
Restructuring charges	1,813	—	1,813
Property costs	6,611	—	6,611
Real estate acquisition costs	979	—	979
Interest	49,172	—	49,172
Depreciation and amortization	64,263	—	64,263
Impairments	12,732	639	13,371
Total expenses	149,420	639	150,059
Income from continuing operations before other income and income tax expense	22,306	(639)	21,667
Other income:
Gain on debt extinguishment	14,016	—	14,016
Total other income	14,016	—	14,016
Income from continuing operations before income tax expense	36,322	(639)	35,683
Income tax expense	(839)	—	(839)
Income from continuing operations	35,483	(639)	34,844
Income before gain on disposition of assets	35,483	(639)	34,844
Gain on disposition of assets	14,027	(2,912)	11,115
Net income attributable to common stockholders	$49,510	$(3,551)	$45,959
Net income per share of common stock—basic:
Continuing operations	$0.10	$—	$0.10
Net income per share attributable to common stockholders—basic	$0.10	$—	$0.10
Net income per share of common stock—diluted:
Continuing operations	$0.10	$—	$0.10
Net income per share attributable to common stockholders—diluted	$0.10	$—	$0.10
Weighted average shares of common stock outstanding:
Basic	473,161,125	—	473,161,125
Diluted	473,164,386	—	473,164,386

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the six months ended June 30, 2016 (in thousands, except share and per share data):

	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Rentals	$322,325	$—	$322,325
Interest income on loans receivable	3,284	—	3,284
Earned income from direct financing leases	1,422	—	1,422
Tenant reimbursement income	7,024	—	7,024
Other income and interest from real estate transactions	6,028	—	6,028
Total revenues	340,083	—	340,083
Expenses:
General and administrative	25,499	—	25,499
Restructuring charges	2,462	—	2,462
Property costs	13,938	—	13,938
Real estate acquisition costs	1,036	—	1,036
Interest	102,189	—	102,189
Depreciation and amortization	128,927	—	128,927
Impairments	24,863	1,126	25,989
Total expenses	298,914	1,126	300,040
Income from continuing operations before other income and income tax expense	41,169	(1,126)	40,043
Other income:
Gain on debt extinguishment	8,675	—	8,675
Total other income	8,675	—	8,675
Income from continuing operations before income tax expense	49,844	(1,126)	48,718
Income tax expense	(920)	—	(920)
Income from continuing operations	48,924	(1,126)	47,798
Income before gain on disposition of assets	48,924	(1,126)	47,798
Gain on disposition of assets	26,589	(5,328)	21,261
Net income attributable to common stockholders	$75,513	$(6,454)	$69,059
Net income per share of common stock—basic:
Continuing operations	$0.16	$(0.01)	$0.15
Net income per share attributable to common stockholders—basic	$0.16	$(0.01)	$0.15
Net income per share of common stock—diluted:
Continuing operations	$0.16	$(0.01)	$0.15
Net income per share attributable to common stockholders—diluted	$0.16	$(0.01)	$0.15
Weighted average shares of common stock outstanding:
Basic	457,263,526	—	457,263,526
Diluted	457,267,015	—	457,267,015

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the six months ended June 30, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$75,513	$(6,454)	$69,059
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	128,927	—	128,927
Impairments	24,863	1,126	25,989
Amortization of deferred financing costs	4,402	—	4,402
Payment to terminate interest rate swap	(1,724)	—	(1,724)
Derivative interest rate amortization and other interest rate swap losses	1,781	—	1,781
Amortization of debt discounts	1,507	—	1,507
Stock-based compensation expense	3,790	—	3,790
Gain on debt extinguishment	(8,675)	—	(8,675)
Debt extinguishment costs	(10,625)	—	(10,625)
Gains on dispositions of real estate and other assets, net	(26,589)	5,328	(21,261)
Non-cash revenue	(11,954)	—	(11,954)
Other	210	—	210
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(179)	—	(179)
Accounts payable, accrued expenses and other liabilities	(3,620)	—	(3,620)
Accrued restructuring charges	(647)	—	(647)
Net cash provided by operating activities	176,980	—	176,980
Investing activities
Acquisitions of real estate	(235,342)	—	(235,342)
Capitalized real estate expenditures	(5,978)	—	(5,978)
Collections of principal on loans receivable and real estate assets under direct financing leases	16,783	—	16,783
Proceeds from dispositions of real estate and other assets	189,023	—	189,023
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	39,867	—	39,867
Transfers of net sales proceeds to Master Trust Release	(3,862)	—	(3,862)
Net cash provided by investing activities	491	—	491
Financing activities
Borrowings under Revolving Credit Facilities	357,000	—	357,000
Repayments under Revolving Credit Facilities	(357,000)	—	(357,000)
Repayments under mortgages and notes payable	(460,766)	—	(460,766)
Borrowings under Term Loan	451,000	—	451,000
Repayments under Term Loan	(406,000)	—	(406,000)
Deferred financing costs	(1,077)	—	(1,077)
Proceeds from issuance of common stock, net of offering costs	401,953	—	401,953
Repurchase of shares of common stock	(739)	—	(739)
Dividends paid to equity owners	(154,982)	—	(154,982)
Transfers from reserve/escrow deposits with lenders	760	—	760
Net cash used in financing activities	(169,851)	—	(169,851)
Net increase in cash and cash equivalents	7,620	—	7,620
Cash and cash equivalents, beginning of period	21,790	—	21,790
Cash and cash equivalents, end of period	$29,410	$—	$29,410

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the six months ended June 30, 2015 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income attributable to common stockholders	$86,215	$(14,307)	$71,908
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	130,967	—	130,967
Impairments	35,424	581	36,005
Amortization of deferred financing costs	3,973	—	3,973
Payment to terminate interest rate swap	(64)	—	(64)
Derivative interest rate amortization and other interest rate swap gains	(21)	—	(21)
Amortization of debt discounts	1,139	—	1,139
Stock-based compensation expense	7,288	—	7,288
Gain on debt extinguishment	(2,147)	—	(2,147)
Debt extinguishment costs	(3,623)	—	(3,623)
Gains on dispositions of real estate and other assets, net	(74,616)	13,726	(60,890)
Non-cash revenue	(10,551)	—	(10,551)
Other	(27)	—	(27)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,641)	—	(1,641)
Accounts payable, accrued expenses and other liabilities	(4,677)	—	(4,677)
Net cash provided by operating activities	167,639	—	167,639
Investing activities
Acquisitions of real estate	(547,487)	—	(547,487)
Capitalized real estate expenditures	(3,175)	—	(3,175)
Investments in loans receivable	(4,000)	—	(4,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	2,924	—	2,924
Proceeds from dispositions of real estate and other assets	340,971	—	340,971
Transfers of net sales proceeds to restricted accounts pursuant to 1031 Exchanges	(40,034)	—	(40,034)
Transfers of net sales proceeds from Master Trust Release	43,442	—	43,442
Net cash used in investing activities	(207,359)	—	(207,359)
Financing activities
Borrowings under Revolving Credit Facilities	405,000	—	405,000
Repayments under Revolving Credit Facilities	(400,181)	—	(400,181)
Repayments under mortgages and notes payable	(321,884)	—	(321,884)
Deferred financing costs	(3,782)	—	(3,782)
Proceeds from issuance of common stock, net of offering costs	347,255	—	347,255
Proceeds from exercise of stock options	46	—	46
Repurchase of shares of common stock	(720)	—	(720)
Dividends paid to equity owners	(141,174)	—	(141,174)
Transfers from reserve/escrow deposits with lenders	18,653	—	18,653
Net cash used in financing activities	(96,787)	—	(96,787)
Net decrease in cash and cash equivalents	(136,507)	—	(136,507)
Cash and cash equivalents, beginning of period	176,181	—	176,181
Cash and cash equivalents, end of period	$39,674	$—	$39,674

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
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

During the six months ended June 30, 2016, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization, as restated:

	Number of Properties			Dollar Amount of Investments
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2015	2,485	144	2,629	$8,198,685	$104,003	$8,302,688
Acquisitions/improvements (1) (3) (5)	125	—	125	241,321	—	241,321
Dispositions of real estate (2) (3)	(65)	—	(65)	(226,817)	—	(226,817)
Principal payments and payoffs (5)	—	(35)	(35)	—	(16,726)	(16,726)
(Impairments)/recoveries	—	—	—	(26,313)	324	(25,989)
Write-off of gross lease intangibles	—	—	—	(6,182)	—	(6,182)
Loan premium amortization and other	—	—	—	(40)	(1,436)	(1,476)
Gross balance, June 30, 2016	2,545	109	2,654	$8,180,654	$86,165	$8,266,819
Accumulated depreciation and amortization				(1,154,525)	—	(1,154,525)
Other non-real estate assets held for sale				1,290	—	1,290
Net balance, June 30, 2016				$7,027,419	$86,165	$7,113,584
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	June 30, 2016	December 31, 2015
Minimum lease payments receivable	$10,793	$12,702
Estimated residual value of leased assets	35,640	43,789
Unearned income	(10,412)	(12,167)
Real estate assets under direct financing leases, net	$36,021	$44,324
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the six months ended June 30, 2016, as restated (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2015	36	$84,259
Transfers from real estate investments	31	80,245
Sales	(34)	(85,198)
Balance, June 30, 2016	33	$79,306
Impairments

The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations, as restated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate and intangible asset impairment	$8,707	$33,735	$21,337	$35,354
Write-off of lease intangibles due to lease terminations, net	4,663	43	4,972	555
Loans receivable recovery	—	—	(324)	—
Total impairments from real estate investment net assets	13,370	33,778	25,985	35,909
Other impairment	1	(7)	4	96
Total impairment loss in continuing and discontinued operations	$13,371	$33,771	$25,989	$36,005

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
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1) (Restated)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
June 30, 2016
Retail	$6,308	$—	$—	$—	$6,308	$(7,235)
Industrial	1,362	—	—	—	1,362	(2,329)
Long-lived assets held and used by asset type	7,670	—	—	—	7,670	(9,564)
Lease intangible assets	2,940	—	—	—	2,940	(5,926)
Other assets	—	—	—	—	—	324
Long-lived assets held for sale	19,761	(21,874)	—	—	41,635	(10,823)
						$(25,989)
December 31, 2015
Retail	$29,626	$(3,207)	$—	$—	$32,833	$(20,727)
Industrial	9,598	—	—	—	9,598	(16,182)
Office	21,074	—	—	—	21,074	(14,093)
Long-lived assets held and used by asset type	60,298	(3,207)	—	—	63,505	(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(15,578)
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Note 10. Significant Credit and Revenue Concentration

As of June 30, 2016 and December 31, 2015, the Company’s real estate investments are operated by 443 and 438 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended June 30, 2016 and 2015, contributed 8.2% and 10.4% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 4% or more of the Company’s Normalized Revenue during any of the periods presented. As of June 30, 2016 and December 31, 2015, the Company's net investment in Shopko properties represents approximately 6.5% and 6.9%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 8.4% and 9.0%, respectively, of the Company's total real estate investment portfolio.

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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
June 30, 2016
(Unaudited)

Note 13. Income Per Share
Income per share has been computed using the two-class method. Income per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method, as restated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted income:
Income (loss) from continuing operations	$34,844	$(2,298)	$47,798	$10,887
Gain on disposition of assets	11,115	51,149	21,261	60,300
Less: income attributable to unvested restricted stock	(111)	(225)	(238)	(434)
Income used in basic and diluted income per share from continuing operations	45,848	48,626	68,821	70,753
Income from discontinued operations	—	494	—	721
Net income attributable to common stockholders used in basic and diluted income per share	$45,848	$49,120	$68,821	$71,474

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	473,907,406	437,921,663	457,970,316	425,129,740
Less: unvested weighted average shares of restricted stock	(746,281)	(1,302,525)	(706,790)	(1,240,502)
Weighted average shares of common stock outstanding used in basic income per share	473,161,125	436,619,138	457,263,526	423,889,238
Net income per share attributable to common stockholders—basic	$0.10	$0.11	$0.15	$0.17

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	—	301,007	—	448,691
Stock options	3,261	3,610	3,489	5,303
Weighted average shares of common stock outstanding used in diluted income per share	473,164,386	436,923,755	457,267,015	424,343,232
Net income per share attributable to common stockholders—diluted	$0.10	$0.11	$0.15	$0.17

Potentially dilutive shares of common stock
Unvested shares of restricted stock	113,649	452,791	90,679	455,024
Total	113,649	452,791	90,679	455,024
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
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures for the quarter ended June 30, 2016. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
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

•
Disposed of 32 properties generating gross proceeds of $138.2 million, with a weighted average capitalization rate of 6.38%, resulting in an overall gain on sale of $11.1 million. Included in gross proceeds was $35.3 million of principal and interest that was extinguished as a full or partial settlement of debt related to the transfer of four vacant real estate properties securing four CMBS fixed-rate loans that were in default.

•
Issued 34.5 million shares of common stock, including the underwriter’s option to purchase additional shares, in an underwritten public offering at $11.15 per share, raising net proceeds of $368.9 million.

•	Sold 1.7 million shares of common stock under our ATM program, at a weighted average share price of $11.22, generating aggregate net proceeds of $19.1 million.

•	Expanded the borrowing capacity under our 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement.

•	Extinguished $391.4 million of high coupon debt that had a 6.16% weighted average rate.

•	Declared cash dividends in the second quarter of $0.175 per share, which equates to an annualized dividend of $0.700 per share.

For the six months ended June 30, 2016:

•	Generated revenues of $340.1 million, a 3.0% increase over the revenues reported during the first six months of 2015.

•	Generated net income of $0.15 per diluted share, AFFO of $0.44 per diluted share, and FFO of $0.44 per diluted share.

•
Closed 23 real estate transactions totaling $240.6 million, which added 125 properties to our portfolio, earning an initial weighted average cash yield of approximately 7.76% under leases with a weighted average term of 15.8 years.

•
Disposed of 65 properties generating gross proceeds of $244.4 million, with a weighted average capitalization rate of 6.37%, resulting in an overall gain on sale of $21.3 million. Included in gross proceeds was $50.1 million of principal and interest that was extinguished as a full or partial settlement of debt related to the transfer of six vacant real estate properties securing four CMBS fixed-rate loans that were in default.

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

Results of Operations
Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$160,506	$159,607	$899	0.6%
Interest income on loans receivable	1,625	1,730	(105)	(6.1)%
Earned income from direct financing leases	698	779	(81)	(10.4)%
Tenant reimbursement income	3,200	3,492	(292)	(8.4)%
Other income and interest from real estate transactions	5,697	2,326	3,371	NM
Total revenues	171,726	167,934	3,792	2.3%
Expenses:
General and administrative	13,850	11,972	1,878	15.7%
Restructuring charges	1,813	—	1,813	NM
Property costs	6,611	6,414	197	3.1%
Real estate acquisition costs	979	453	526	NM
Interest	49,172	56,167	(6,995)	(12.5)%
Depreciation and amortization	64,263	64,671	(408)	(0.6)%
Impairments	13,371	33,771	(20,400)	(60.4)%
Total expenses	150,059	173,448	(23,389)	(13.5)%
Income (loss) from continuing operations before other income and income tax expense	21,667	(5,514)	27,181	NM
Other income:
Gain on debt extinguishment	14,016	3,377	10,639	NM
Total other income	14,016	3,377	10,639	NM
Income (loss) from continuing operations before income tax expense	35,683	(2,137)	37,820	NM
Income tax expense	(839)	(161)	(678)	NM
Income (loss) from continuing operations	$34,844	$(2,298)	$37,142	NM

Gain on disposition of assets	$11,115	$51,149	$(40,034)	(78.3)%
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

Impairments

Impairment charges for the three months ended June 30, 2016 includes $2.3 million on a single property within the distribution industry, $6.3 million in properties held for sale and $4.7 million from intangible lease write-offs. For the same period in 2015, we recorded impairment losses of $27.5 million on 14 vacant or underperforming properties within the education, restaurant-casual dining and sporting goods industry. In addition, of the properties held for sale, seven had impairment losses totaling $6.3 million.

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

Gain on disposition of assets
For the three months ended June 30, 2016, the gain on disposition of 32 properties included $4.5 million from the sale of five Shopko properties and $4.5 million from the sale of nine quick service and five casual dining restaurants. For the same period in 2015, the gain on disposition of assets was primarily attributable to a $47.5 million gain from the sale of 16 Shopko properties.
Results of Operations
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(In Thousands)
	(Restated)	(Restated)
Revenues:
Rentals	$322,325	$314,125	$8,200	2.6%
Interest income on loans receivable	3,284	3,452	(168)	(4.9)%
Earned income from direct financing leases	1,422	1,574	(152)	(9.7)%
Tenant reimbursement income	7,024	8,123	(1,099)	(13.5)%
Other income and interest from real estate transactions	6,028	2,947	3,081	NM
Total revenues	340,083	330,221	9,862	3.0%
Expenses:
General and administrative	25,499	24,572	927	3.8%
Restructuring charges	2,462	—	2,462	NM
Property costs	13,938	13,821	117	0.8%
Real estate acquisition costs	1,036	1,546	(510)	(33.0)%
Interest	102,189	114,081	(11,892)	(10.4)%
Depreciation and amortization	128,927	130,967	(2,040)	(1.6)%
Impairments	25,989	35,971	(9,982)	(27.8)%
Total expenses	300,040	320,958	(20,918)	(6.5)%
Income from continuing operations before other income and income tax expense	40,043	9,263	30,780	NM
Other income
Gain on debt extinguishment	8,675	2,147	6,528	NM
Total other income	8,675	2,147	6,528	NM
Income from continuing operations before income tax expense	48,718	11,410	37,308	NM
Income tax expense	(920)	(523)	(397)	NM
Income from continuing operations	$47,798	$10,887	$36,911	NM

Gain on disposition of assets	$21,261	$60,300	$(39,039)	(64.7)%
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

Impairments

During the six months ended June 30, 2016, impairment losses included $10.5 million on four vacant or underperforming properties within the restaurant-casual dining, movie theatre and distribution industries. In addition, impairment losses of $10.8 million were recorded on properties held for sale and $5.0 million were recorded from intangible lease write-offs, which were partially offset by a $0.3 million impairment recovery on a loan receivable. During the same period in 2015, we recorded impairment losses of $28.1 million on 16 vacant or underperforming properties primarily within the education, restaurant-casual dining and sporting goods industry. In addition, 14 properties held for sale had impairment losses of $7.9 million.

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

Gain on disposition of assets

During the six months ended June 30, 2016, we disposed of 65 properties and recorded gains totaling $21.3 million. These gains were primarily attributable to a $13.6 million gain from the sale of 35 properties within the restaurant - quick service and casual dining industries and a $4.5 million gain from the sale of five Shopko properties. During the six months ended June 30, 2015, the gain on disposition of assets was primarily attributable to a $52.7 million gain from the sale of 21 Shopko properties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Net income attributable to common stockholders (1)	$45,959	$49,345	$69,059	$71,908
Add/(less):
Portfolio depreciation and amortization
Continuing operations	64,166	64,577	128,737	130,779
Portfolio impairments
Continuing operations	13,371	33,780	26,309	35,877
Discontinued operations	—	—		34
Realized gain on sales of real estate (2)	(11,115)	(51,737)	(21,261)	(60,890)
Total adjustments	66,422	46,620	133,785	105,800

FFO	$112,381	$95,965	$202,844	$177,708
Add/(less):
Gain on debt extinguishment	(14,016)	(3,377)	(8,675)	(2,147)
Restructuring charges	1,813	—	2,462	—
Other costs included in general and administrative associated with headquarters relocation	1,129	—	1,941	—
Real estate acquisition costs	979	453	1,036	1,546
Non-cash interest expense	3,010	2,590	5,966	5,166
Accrued interest and fees on defaulted loans	1,243	1,630	3,098	3,452
Swap termination costs (included in general and administrative)	1,724	—	1,724	—
Non-cash revenues	(5,367)	(5,742)	(11,954)	(10,551)
Non-cash compensation expense	1,485	3,461	3,790	7,288
Total adjustments to FFO	(8,000)	(985)	(612)	4,754

AFFO	$104,381	$94,980	$202,232	$182,462

Dividends declared to common stockholders	$83,944	$75,057	$161,545	$146,185
Net income per share of common stock
Basic (4)	$0.10	$0.11	$0.15	$0.17
Diluted (3) (4)	$0.10	$0.11	$0.15	$0.17
FFO per share of common stock
Diluted (3) (4)	$0.24	$0.22	$0.44	$0.42
AFFO per share of common stock
Diluted (3) (4)	$0.22	$0.22	$0.44	$0.43
Weighted average shares of common stock outstanding:
Basic	473,161,125	436,619,138	457,263,526	423,889,238
Diluted (3)	473,164,386	436,923,755	457,267,015	424,343,232
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

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA, as restated (dollars in thousands):

	June 30,
	2016	2015
	(unaudited)
Revolving Credit Facilities	$—	$20,000
Term Loan, net	368,207	—
Mortgages and notes payable, net	2,571,844	3,291,679
Convertible Notes, net	696,290	684,066
	3,636,341	3,995,745
Add/(less):
Preferred stock	—	—
Unamortized debt discount (premium)	51,783	54,247
Unamortized deferred financing costs	37,848	42,870
Cash and cash equivalents	(29,410)	(39,674)
Cash reserves on deposit with lenders as additional security classified as other assets	(21,704)	(23,716)
Total adjustments	38,517	33,727
Adjusted Debt	$3,674,858	$4,029,472

	Three Months Ended June 30,
	2016	2015
	(unaudited)
Net income attributable to common stockholders	$45,959	$49,345
Add/(less): (1)
Interest	49,172	56,167
Depreciation and amortization	64,263	64,671
Income tax expense	839	161
Total adjustments	114,274	120,999
EBITDA	$160,233	$170,344
Add/(less): (1)
Restructuring charges	1,813	—
Other costs in general and administrative associated with headquarters relocation	1,129	—
Real estate acquisition costs	979	453
Impairments on real estate assets	13,371	33,780
Swap termination costs (included in general and administrative)	1,724	—
Realized gain on sales of real estate	(11,115)	(51,737)
Gain on debt extinguishment	(14,016)	(3,377)
Total adjustments to EBITDA	(6,115)	(20,881)
Adjusted EBITDA	$154,118	$149,463
Annualized Adjusted EBITDA (2)	$616,472	$597,852

Adjusted Debt / Annualized Adjusted EBITDA	6.0	6.7

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA of the current quarter multiplied by 4.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements
See Note 3 to our June 30, 2016 unaudited consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of the Original Filing, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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