Form 10-Q
period 2016-09-30
SPIRIT REALTY CAPITAL, INC.
filed 2016-11-09
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
__________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of November 4, 2016, there were 483,566,341 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
AFFO	Adjusted Funds From Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, or otherwise modified from time to time
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Notes	The Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts

Definitions:
Normalized Rental Revenue
Total rental revenues and earned income from direct financing leases from our owned properties during the final month of the reporting period normalized to exclude total rental revenues and earned income from direct financing leases from our owned properties during the final month of the reporting period contributed by properties sold during that period

Normalized Revenue	Total revenues normalized to exclude total revenues contributed by properties sold during that period
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$370.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TSR	Total Shareholder Return
U.S.	United States

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2016	December 31, 2015
		(Restated)
Assets
Investments:
Real estate investments:
Land and improvements	$2,769,045	$2,710,888
Buildings and improvements	4,877,955	4,816,481
Total real estate investments	7,647,000	7,527,369
Less: accumulated depreciation	(974,859)	(860,954)
	6,672,141	6,666,415
Loans receivable, net	69,218	104,003
Intangible lease assets, net	484,600	526,718
Real estate assets under direct financing leases, net	36,013	44,324
Real estate assets held for sale, net	118,425	84,259
Net investments	7,380,397	7,425,719
Cash and cash equivalents	13,184	21,790
Deferred costs and other assets, net	160,949	179,180
Goodwill	256,470	264,350
Total assets	$7,811,000	$7,891,039
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facilities	$105,000	$—
Term Loan, net	368,400	322,902
Senior Unsecured Notes, net	295,215	—
Mortgages and notes payable, net	2,241,783	3,079,787
Convertible Notes, net	699,465	690,098
Total debt, net	3,709,863	4,092,787
Intangible lease liabilities, net	186,935	193,903
Accounts payable, accrued expenses and other liabilities	148,267	142,475
Total liabilities	4,045,065	4,429,165
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 483,566,341 and 441,819,964 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,836	4,418
Capital in excess of par value	5,174,706	4,721,323
Accumulated deficit	(1,413,599)	(1,262,839)
Accumulated other comprehensive loss	(8)	(1,028)
Total stockholders’ equity	3,765,935	3,461,874
Total liabilities and stockholders’ equity	$7,811,000	$7,891,039
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenues:
Rentals	$161,765	$159,183	$484,090	$473,308
Interest income on loans receivable	1,042	1,764	4,326	5,216
Earned income from direct financing leases	660	725	2,082	2,299
Tenant reimbursement income	3,469	3,780	10,493	11,903
Other income and interest from real estate transactions	5,572	2,973	11,600	5,920
Total revenues	172,508	168,425	512,591	498,646
Expenses:
General and administrative	15,112	12,165	40,611	36,737
Restructuring charges	3,264	100	5,726	100
Property costs	6,916	6,496	20,854	20,317
Real estate acquisition costs	1,056	576	2,092	2,122
Interest	47,653	54,673	149,842	168,754
Depreciation and amortization	65,300	64,493	194,227	195,460
Impairments	15,407	21,027	41,396	56,998
Total expenses	154,708	159,530	454,748	480,488
Income from continuing operations before other (expense) income and income tax expense	17,800	8,895	57,843	18,158
Other (expense) income:
(Loss) gain on debt extinguishment	(8,349)	342	326	2,489
Total other (expense) income	(8,349)	342	326	2,489
Income from continuing operations before income tax expense	9,451	9,237	58,169	20,647
Income tax expense	(12)	(184)	(932)	(707)
Income from continuing operations	9,439	9,053	57,237	19,940
Discontinued operations:
(Loss) income from discontinued operations	—	(41)	—	90
Gain on disposition of assets	—	—	—	590
(Loss) income from discontinued operations	—	(41)	—	680
Income before gain on disposition of assets	9,439	9,012	57,237	20,620
Gain on disposition of assets	17,960	5,991	39,221	66,291
Net income attributable to common stockholders	$27,399	$15,003	$96,458	$86,911
Net income per share of common stock—basic:
Continuing operations	$0.06	$0.03	$0.21	$0.20
Discontinued operations	—	—	—	—
Net income per share attributable to common stockholders—basic	$0.06	$0.03	$0.21	$0.20
Net income per share of common stock—diluted:
Continuing operations	$0.06	$0.03	$0.21	$0.20
Discontinued operations	—	—	—	—
Net income per share attributable to common stockholders—diluted	$0.06	$0.03	$0.21	$0.20
Weighted average shares of common stock outstanding:
Basic	479,554,362	440,205,348	457,263,526	429,387,707
Diluted	480,598,610	440,353,965	457,301,623	429,738,776
Dividends declared per common share issued	$0.17500	$0.17000	$0.52500	$0.51000
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Net income attributable to common stockholders	$27,399	$15,003	$96,458	$86,911
Other comprehensive income:
Change in net unrealized gains (losses) on cash flow hedges	28	(797)	(1,145)	(1,608)
Net cash flow hedge losses reclassified to operations	—	277	2,165	974
Total comprehensive income	$27,427	$14,483	$97,478	$86,277
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2015 (Restated)	441,819,964	$4,418	$4,721,323	$(1,262,839)	$(1,028)	$3,461,874
Net income	—	—	—	96,458	—	96,458
Other comprehensive income	—	—	—	—	1,020	1,020
Dividends declared on common stock	—	—	—	(246,141)	—	(246,141)
Repurchase of shares of common stock	(193,558)	(2)	—	(737)	—	(739)
Issuance of shares of common stock, net	40,835,360	408	446,205	—	—	446,613
Stock-based compensation, net	1,104,575	12	7,178	(340)	—	6,850
Balances, September 30, 2016	483,566,341	$4,836	$5,174,706	$(1,413,599)	$(8)	$3,765,935
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities		(Restated)
Net income attributable to common stockholders	$96,458	$86,911
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	194,227	195,460
Impairments	41,396	57,032
Amortization of deferred financing costs	6,706	5,893
Payment to terminate interest rate swaps	(1,724)	(64)
Derivative interest rate amortization and other interest rate swap losses (gains)	1,809	(31)
Amortization of debt discounts	3,354	1,670
Stock-based compensation expense	7,190	10,757
Gain on debt extinguishment	(326)	(2,489)
Debt extinguishment costs	(25,344)	(3,760)
Gains on dispositions of real estate and other assets, net	(39,221)	(66,881)
Non-cash revenue	(16,155)	(15,947)
Other	(1,514)	165
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(8,911)	(4,935)
Accounts payable, accrued expenses and other liabilities	1,346	7,433
Net cash provided by operating activities	259,291	271,214
Investing activities
Acquisitions of real estate	(424,468)	(703,106)
Capitalized real estate expenditures	(8,307)	(7,449)
Investments in corporate leasehold improvements	(2,839)	—
Investments in loans receivable	—	(4,020)
Collections of principal on loans receivable and real estate assets under direct financing leases	6,331	4,450
Proceeds from dispositions of real estate and other assets	245,921	397,325
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	58,194	(2,489)
Transfers of net sales proceeds (to) from Master Trust Release	(3,953)	40,126
Net cash used in investing activities	(129,121)	(275,163)
Financing activities
Borrowings under Revolving Credit Facilities	828,000	535,000
Repayments under Revolving Credit Facilities	(723,000)	(475,181)
Repayments under mortgages and notes payable	(790,224)	(347,242)
Borrowings under Term Loan	746,000	—
Repayments under Term Loan	(701,000)	—
Borrowings under Senior Unsecured Notes	298,134	—
Deferred financing costs	(4,017)	(3,782)
Proceeds from issuance of common stock, net of offering costs	446,613	347,211
Proceeds from exercise of stock options	—	46
Repurchase of shares of common stock	(739)	(1,700)
Dividends paid to equity owners	(238,926)	(216,231)
Transfers from reserve/escrow deposits with lenders	383	17,857
Net cash used in financing activities	(138,776)	(144,022)
Net decrease in cash and cash equivalents	(8,606)	(147,971)
Cash and cash equivalents, beginning of period	21,790	176,181
Cash and cash equivalents, end of period	$13,184	$28,210
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements
September 30, 2016
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
As of September 30, 2016, our undepreciated investment in real estate and loans totaled approximately $8.39 billion, representing investments in 2,705 properties, including properties or other related assets securing mortgage loans made by the Company. Of this amount, 99.2% consisted of our $8.32 billion investment in real estate, representing ownership of 2,630 properties, and the remaining 0.8% consisted of $69.2 million in commercial mortgage and other loans receivable, primarily secured by the remaining 75 properties or other related assets.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s restated audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K/A for the year ended December 31, 2015.
The unaudited consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). As a result, the majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. At September 30, 2016 and December 31, 2015, net assets totaling $3.08 billion and $4.57 billion, respectively, were held, and net liabilities totaling $2.34 billion and $3.19 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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
September 30, 2016
(Unaudited)

Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Allowance for Doubtful Accounts
The Company provided for reserves for uncollectible amounts related to its rent and other tenant receivables totaling $14.7 million and $11.5 million at September 30, 2016 and December 31, 2015, respectively, against accounts receivable balances of $32.8 million and $26.3 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
The Company established a reserve for losses of $12.2 million at both September 30, 2016 and December 31, 2015, against deferred rental revenue receivables of $79.8 million and $68.0 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Restricted Cash and Escrow Deposits
Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Collateral deposits (1)	$12,078	$14,475
Tenant improvements, repairs, and leasing commissions (2)	9,282	8,362
Master Trust Release (3)	16,044	12,091
1031 Exchange proceeds, net	6	39,869
Loan impounds (4)	763	1,025
Other (5)	864	1,823
	$39,037	$77,645
(1) Funds held in reserve by lenders which can be applied at their discretion to the repayment of debt (any funds remaining on deposit after the debt is paid in full are released to the borrower). During the nine months ended September 30, 2016, $2.3 million of lender reserves were surrendered to lenders in connection with the extinguishment of certain loans in default.
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
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.
When the Company classifies a real estate asset that constitutes a business under GAAP as held for sale (typically real estate assets with an in-place lease), the proportionate amount of goodwill attributable to the real estate asset should be considered in determining the amount of impairment, if any. The portion of goodwill attributed is derived from the proportionate fair value of the real estate asset considered to be a business to the fair value of the Company’s reporting unit.
When the Company disposes of a real estate asset that constitutes a business under GAAP (typically real estate assets with an in-place lease), a portion of goodwill is allocated to the carrying value of the real estate asset considered to

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

be a business to determine the gain/loss on the disposal. The portion of goodwill allocated is derived from the proportionate fair value of the business to the fair value of the Company’s reporting unit.
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
Restatement
The Company amended and restated its previously issued audited consolidated financial statements and other financial information contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the previously issued interim financial statements and other financial information contained in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2015, June 30, 2015, September 30, 2015, March 31, 2016 and June 30, 2016. The restatement resulted from the Company's accounting for goodwill subsequent to the Cole II Merger. Previously, the Company did not allocate goodwill to the disposal of real estate assets or held for sale real estate assets that met the definition of a business under GAAP, as required by ASC 350 “Intangibles - Goodwill and Other” in order to determine gain on disposition of assets or impairments, if any, respectively. See the Company's Current Report on Form 8-K filed with the SEC on October 19, 2016 and the restated financial statements filed with the SEC on October 31, 2016 for additional details.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by the Company as of the specified effective date. Unless discussed below, these new accounting pronouncements entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on the Company's financial position or results of operations upon adoption.
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
In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the guidance under ASU 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017 with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
Note 3. Investments
Real Estate Investments

As of September 30, 2016, the Company's gross investment in real estate properties and loans totaled approximately $8.39 billion, representing investments in 2,705 properties, including 75 properties or other related assets securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.3%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

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

During the nine months ended September 30, 2016, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned (4)	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2015	2,485	144	2,629	$8,198,685	$104,003	$8,302,688
Acquisitions/improvements (1) (3) (5)	227	—	227	459,384	—	459,384
Dispositions of real estate (2) (3)	(82)	—	(82)	(281,474)	—	(281,474)
Principal payments and payoffs (5)	—	(69)	(69)	—	(32,875)	(32,875)
(Impairments)/recoveries	—	—	—	(41,699)	324	(41,375)
Write-off of gross assets	—	—	—	(15,556)	—	(15,556)
Loan premium amortization and other	—	—	—	(64)	(2,234)	(2,298)
Gross balance, September 30, 2016	2,630	75	2,705	8,319,276	69,218	8,388,494
Accumulated depreciation and amortization				(1,197,104)	—	(1,197,104)
Other non-real estate assets held for sale				2,072	—	2,072
Net balance, September 30, 2016				$7,124,244	$69,218	$7,193,462
(1) Includes investments of $5.4 million in revenue producing capitalized expenditures, as well as $2.9 million of non-revenue producing capitalized maintenance expenditures. Capitalized maintenance expenditures are not included in the Company's investment in real estate disclosed elsewhere.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $48.6 million.
(3) During the nine months ended September 30, 2016, pursuant to 1031 Exchanges, the Company sold 6 properties for $43.7 million. This amount, along with $39.9 million of 2015 proceeds, was used to partially fund 33 property acquisitions.
(4) At September 30, 2016 and December 31, 2015, 43 and 36, of the Company's properties, respectively, were vacant and in the Company’s possession; of these vacant properties, 11 and 12, respectively, were held for sale.
(5) During the nine months ended September 30, 2016, the Company transferred cash and mortgage notes receivable secured by 69 properties to acquire the fee simple interest of those properties.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases at September 30, 2016 (in thousands):

Remainder of 2016	$151,256
2017	607,742
2018	594,423
2019	577,854
2020	557,730
Thereafter	4,535,935
Total future minimum rentals	$7,024,940
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	September 30, 2016	December 31, 2015
Mortgage loans - principal	$57,422	$90,096
Mortgage loans - premium	7,752	9,986
Mortgages loans, net	65,174	100,082
Other note receivables - principal	4,044	4,245
Allowance for loan losses	—	(324)
Other note receivables, net	4,044	3,921
Total loans receivable, net	$69,218	$104,003
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable, of which one $3.8 million note is secured by tenant assets and stock and the other is unsecured.
Allowance for Loan Losses

At September 30, 2016, there was no allowance for loan losses compared to an allowance for loan losses on an unsecured note receivable of $0.3 million at December 31, 2015. At September 30, 2016, there were no mortgages or notes receivable on non-accrual status compared to no mortgage loans and one note receivable with a balance of $0.3 million on non-accrual status at December 31, 2015.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2016	December 31, 2015
In-place leases	$640,108	$649,182
Above-market leases	90,645	98,056
Less: accumulated amortization	(246,153)	(220,520)
Intangible lease assets, net	$484,600	$526,718

Below-market leases	$237,667	$238,039
Less: accumulated amortization	(50,732)	(44,136)
Intangible lease liabilities, net	$186,935	$193,903
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases were $4.7 million and $4.3 million for the nine months ended September 30, 2016 and 2015, respectively, and $1.8 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $35.1 million and $37.8 million for the nine months ended September 30, 2016 and 2015, respectively, and $11.6 million and $12.4 million for the three months ended September 30, 2016 and 2015, respectively.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	September 30, 2016	December 31, 2015
Minimum lease payments receivable	$10,124	$12,702
Estimated residual value of leased assets	35,640	43,789
Unearned income	(9,751)	(12,167)
Real estate assets under direct financing leases, net	$36,013	$44,324
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the nine months ended September 30, 2016 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2015	36	$84,259
Transfers from real estate investments	47	146,107
Sales	(44)	(106,317)
Transfers to real estate investments	(3)	(5,624)
Balance, September 30, 2016	36	$118,425
Impairments

The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Real estate and intangible asset impairment	$13,894	$19,919	$35,236	$55,273
Write-off of lease intangibles, net	1,491	713	6,463	1,268
Loans receivable impairment (recovery)	—	338	(324)	338
Total impairments from real estate investment net assets	15,385	20,970	41,375	56,879
Other impairment	22	57	21	153
Total impairment loss in continuing and discontinued operations	$15,407	$21,027	$41,396	$57,032

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Note 4. Debt
The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	September 30, 2016	December 31, 2015
			(in Years)	(In Thousands)
Revolving Credit Facilities	3.44%	1.79%	2.5	$105,000	$—
Term Loan	2.17%	1.88%	2.1	370,000	325,000
Senior Unsecured Notes	4.64%	4.45%	10.0	300,000	—
Master Trust Notes	5.58%	5.03%	6.5	1,677,660	1,692,094
CMBS - fixed-rate	4.91%	5.63%	3.7	603,490	1,360,215
CMBS - variable-rate (4)	—	—	—	—	61,758
Convertible Notes	5.31%	3.28%	3.5	747,500	747,500
Total debt	4.94%	4.34%	5.2	3,803,650	4,186,567
Debt discount, net				(54,975)	(52,203)
Deferred financing costs, net (5)				(38,812)	(41,577)
Total debt, net				$3,709,863	$4,092,787
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and credit facility fees, where applicable, calculated for the three months ended September 30, 2016 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2016.
(3) Represents the weighted average maturity based on the outstanding principal balance as of September 30, 2016.
(4) Variable-rate notes were predominantly hedged with interest rate swaps (see Note 5).
(5) The Company records deferred financing costs for its 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.
Revolving Credit Facilities
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The 2015 Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guarantees to material subsidiaries (as defined in the Credit Agreement) meeting certain conditions. At September 30, 2016, there were no subsidiaries meeting this requirement.
Borrowings bear interest at either a specified base rate or LIBOR plus an applicable margin, at the Operating Partnership's option. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing initially requires at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, the 2015 Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of September 30, 2016, the 2015 Credit Facility bore interest at LIBOR plus 1.25% based on the Company's credit rating and incurred a facility fee of 0.25% per annum.
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
As a result of entering into the 2015 Credit Facility and expanding the borrowing capacity, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. The unamortized deferred financing costs relating to the 2015 Credit Facility were $3.2 million as of both September 30, 2016 and December 31, 2015, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of September 30, 2016, $105.0 million was outstanding, $0.3 million of letters of credit were issued and $694.7 million of borrowing capacity was available under the 2015 Credit Facility. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's option. In each case, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of September 30, 2016, the Term Loan bore interest at LIBOR plus 1.35% based on the Company's credit rating.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Corporation and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.
As a result of entering into the Term Loan, the Company incurred origination costs of $2.3 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of September 30, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the Term Loan were $1.6 million and $2.1 million, respectively, and recorded net against the principal balance of the Term Loan on the accompanying consolidated balance sheets.
As of September 30, 2016, the Term Loan was fully drawn. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of September 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount of senior notes, which are guaranteed by the Corporation. The Senior Unsecured Notes were issued at 99.378% of their principal amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.450% per year, payable on March 15 and September 15 of each year, until the maturity date of September 15, 2026. The Company has agreed to file with the SEC and cause to become effective a registration statement pursuant to which the Company will offer to exchange the Senior Unsecured Notes for substantially similar registered notes.
The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed on or after June 15, 2026 (three months prior to the maturity date of the Senior Unsecured Notes), the redemption price will not include a make-whole premium.
In connection with the offering, the Operating Partnership incurred $3.0 million in deferred financing costs. This amount is being amortized to interest expense over the life of the Senior Unsecured Notes. As of September 30, 2016, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $2.9 million and recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Corporation and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	September 30, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	3.7	$56,759	$65,027
Series 2014-1 Class A2	5.4%	3.8	253,300	253,300
Series 2014-2	5.8%	4.5	227,150	229,674
Series 2014-3	5.7%	5.5	311,936	312,276
Series 2014-4 Class A1	3.5%	3.3	150,000	150,000
Series 2014-4 Class A2	4.6%	13.3	360,000	360,000
Total Master Trust 2014 notes	5.1%	6.8	1,359,145	1,370,277
Series 2013-1 Class A	3.9%	2.2	125,000	125,000
Series 2013-2 Class A	5.3%	7.2	193,515	196,817
Total Master Trust 2013 notes	4.7%	5.3	318,515	321,817
Total Master Trust Notes			1,677,660	1,692,094
Debt discount, net			(19,829)	(22,909)
Deferred financing costs, net			(17,138)	(19,345)
Total Master Trust Notes, net			$1,640,693	$1,649,840
(1) Represents the individual series stated interest rate as of September 30, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of September 30, 2016.
As of September 30, 2016, the Master Trust 2014 notes were secured by 863 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of September 30, 2016, the Master Trust 2013 notes were secured by 307 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
CMBS
As of September 30, 2016, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 30 fixed-rate non-recourse loans, excluding one loan in default, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of September 30, 2016, excluding the defaulted loan, ranged from 3.90% to 6.52% with a weighted average stated interest rate of 5.91%. As of September 30, 2016, these fixed-rate loans were secured by 139 properties. As of September 30, 2016 and December 31, 2015, the unamortized deferred financing costs associated with these fixed-rate loans were $4.9 million and $5.5 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.
As of September 30, 2016, a borrower was in default under the loan agreement relating to one CMBS fixed-rate loan where the three properties securing the respective loan were no longer generating sufficient revenue to pay the scheduled debt service. These properties with either be sold or foreclosed. The default interest rate on this loan was 9.85%. The borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of September 30, 2016, the aggregate principal balance under the defaulted loan was $28.6 million, which includes $8.8 million of interest added to principal. In addition, approximately $10.5 million of lender controlled restricted cash is being held in connection with this loan that may be applied to reduce amounts owed.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
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
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. As of September 30, 2016, the conversion rate was 76.7079 per $1,000 principal note. Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of September 30, 2016 and December 31, 2015, the unamortized discount was $35.8 million and $42.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of September 30, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the Convertible Notes were $12.2 million and $14.7 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Debt Extinguishment
During the nine months ended September 30, 2016, the Company extinguished a total of $817.3 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.02%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $0.3 million. The gain was primarily attributable to the extinguishment of seven defaulted mortgage loans upon transferring the properties collateralizing these loans to the lender.
During the nine months ended September 30, 2015, the Company extinguished a total of $378.6 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.64% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $2.5 million. The gain was primarily attributable to the write-off of net debt premiums and the reduction of $17.5 million of debt using net sale proceeds of $14.0 million from the sale of four properties securing a portion of a defaulted CMBS loan, partially offset by defeasance fees.
Debt Maturities
As of September 30, 2016, scheduled debt maturities of the Company’s Revolving Credit Facilities, Term Loan, Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2016 (1)	$6,004	$28,557	$34,561
2017	26,115	233,386	259,501
2018	42,115	552,779	594,894
2019	44,325	517,500	561,825
2020	39,096	413,206	452,302
Thereafter	249,792	1,650,775	1,900,567
Total	$407,447	$3,396,203	$3,803,650
(1) The balloon payment balance in 2016 includes $28.6 million, including $8.8 million of capitalized interest, for the acceleration of principal payable following an event of default under one non-recourse CMBS loan with a stated maturity in 2017.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense – Revolving Credit Facilities (1)	$1,155	$608	$2,507	$1,997
Interest expense – Term Loan	1,307	—	3,376	—
Interest expense – Senior Unsecured Notes	1,595	—	1,595	—
Interest expense – mortgages and notes payable	33,291	45,460	113,837	140,731
Interest expense – Convertible Notes	6,127	6,127	18,382	18,382
Non-cash interest expense:
Amortization of deferred financing costs	2,303	1,920	6,706	5,893
Amortization of net losses related to interest rate swaps	28	27	85	81
Amortization of debt (premium)/discount, net	1,847	531	3,354	1,670
Total interest expense	$47,653	$54,673	$149,842	$168,754
(1) Includes facility fees of approximately $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.5 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.
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

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	September 30, 2016	December 31, 2015
Interest Rate Swaps(1)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	$—	$(934)
						$—	$(934)
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
The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Interest rate swaps	$28	$(797)	$(1,145)	$(1,608)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Reclassified from AOCL into Operations	2016	2015	2016	2015
Interest expense	$—	$(277)	$(459)	$(898)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Recognized in Operations on Derivatives	2016	2015	2016	2015
General and administrative expense	$—	$—	$(1,706)	$(78)

	Amount of Loss Recognized in Operations on Derivative
Derivatives Not Designated as Hedging instruments	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Recognized in Operations on Derivatives	2016	2015	2016	2015
General and administrative expense	$—	$—	$(18)	$—
(1) Amounts for the nine months ended September 30, 2016 and 2015, respectively, include losses of $1.7 million and $76.0 thousand that were reclassified from accumulated other comprehensive loss in the balance sheet resulting from hedged transactions that were no longer probable of occurring as the swaps were terminated prior to their respective maturity dates.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Approximately $8 thousand of the remaining balance in AOCL is estimated to be reclassified as an increase to interest expense during the next twelve months. The Company does not enter into derivative contracts for speculative or trading purposes.
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
During the nine months ended September 30, 2016, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.2 million shares of common stock valued at $0.7 million, solely to pay the associated minimum statutory tax withholdings during the nine months ended September 30, 2016. The Company records its repurchased shares of common stock using the cost method. Shares repurchased are considered retired under Maryland law and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.
ATM Program
During the nine months ended September 30, 2016, the Corporation sold 6.3 million shares of its common stock under its ATM Program, at a weighted average share price of $12.47, for aggregate gross proceeds of $79.0 million and aggregate net proceeds of $77.7 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were used to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes. As of September 30, 2016, $24.5 million in gross proceeds capacity remained available under the ATM Program.
Stock Repurchase Program
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $200 million of its common stock in the open market or through private transactions from time to time over the next 18 months. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. The Company intends to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. During the nine months ended September 30, 2016, no stock was repurchased under the stock repurchase program.
Dividends Declared
For the nine months ended September 30, 2016, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
March 15, 2016	$0.17500	March 31, 2016	$77,596	April 15, 2016
June 15, 2016	$0.17500	June 30, 2016	$83,939	July 15, 2016
September 15, 2016	$0.17500	September 30, 2016	$84,606	October 14, 2016
The dividend declared on September 15, 2016 was paid on October 14, 2016 and is included in accounts payable, accrued expenses and other liabilities as of September 30, 2016.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

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

During the second quarter of 2016, the bankruptcy court approved a settlement agreement, by and between our subsidiary, the Debtors and Albertson’s LLC, which provides for (a) the partial assignment of the existing Haggen Operations Holdings, LLC master lease to Albertson’s LLC with respect to four of the five properties under the master lease, (b) the rejection of the leasehold with respect to the one store not included in the master lease assignment, (c) the execution of a new lease or leases between the subsidiary of the Company and Albertson’s LLC with respect to the four assigned stores, including a $0.35 million annual rent reduction for one store, and (d) the reimbursement of certain of the Company's fees, expenses and cure amounts solely with respect to the assigned stores. In return for the rent concession, Albertson’s LLC paid the Company $3.0 million upon execution of the amended leases and the Debtors have agreed to grant the Company an allowed administrative claim of $0.8 million. The $3.0 million payment has been recorded to other liabilities on the balance sheet and will be amortized to rent over the remaining lease term. In return for the rejected store, the Company has been granted an incremental allowed unsecured claim of $2.6 million, of which $1.8 million is entitled to administrative priority, against each of Haggen Operations Holdings, LLC and Haggen Holdings, LLC.

Pursuant to the terms of the settlement agreement, the Company collected and recognized $2.5 million of the $21.0 million original stipulated damages claim following the property assignments to Albertsons's LLC, and the remaining amounts will be recognized when collected. The amount of the settlement claim was negotiated based on lost rent relating to rejected properties and below market rents on properties assigned to new operators through bankruptcy. As a result, a portion of the collections are recorded in interest income and other in the income statement, and the remainder is recorded in other liabilities on the balance sheet and amortized to rent over the remaining lease term. Of the $2.5 million noted above, $1.8 million was recognized as lease termination income with the remainder recorded on the balance sheet. As of September 30, 2016, the bankruptcy proceeding remains ongoing and there is no guaranty that the remaining claims will be paid or otherwise satisfied in full.
As of September 30, 2016, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of September 30, 2016, the Company had commitments totaling $58.0 million, of which $24.7 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the total commitments of $58.0 million, $43.6 million is expected to be funded during fiscal year 2016. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
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
September 30, 2016
(Unaudited)

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

			Fair Value Hierarchy Level			Impairment Charges (1)
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
September 30, 2016
Retail	$7,772	$—	$—	$—	$7,772	$(12,612)
Industrial	3,753	—	—	—	3,753	(5,432)
Long-lived assets held and used by asset type	11,525	—	—	—	11,525	(18,044)
Lease intangible assets	5,059	—	—	—	5,059	(8,403)
Other assets	—	—	—	—	—	301
Long-lived assets held for sale	9,746	(33,668)	—	—	43,414	(15,250)
						$(41,396)
December 31, 2015
Retail	$29,626	$(3,207)	$—	$—	$32,833	$(20,727)
Industrial	9,598	—	—	—	9,598	(16,182)
Office	21,074	—	—	—	21,074	(14,093)
Long-lived assets held and used by asset type	60,298	(3,207)	—	—	63,505	(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(15,578)
						$(70,729)
(1) Impairment charges are presented for the nine months ended September 30, 2016 and for the year ended December 31, 2015.
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

During the nine months ended September 30, 2016 and for the year ended December 31, 2015, we determined that seven and eighteen long-lived assets held and used, respectively, were impaired. The Company estimated the fair value of these properties using weighted average sales price per square foot of comparable properties for all of the impaired properties during the nine months ended September 30, 2016 and for thirteen of the eighteen impaired properties during the year ended December 31, 2015.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

The following table provides information about the weighted average sales price per square foot of comparable properties used to estimate fair value (price per square foot in dollars):

	September 30, 2016			December 31, 2015
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$62.84 - $214.29	$110.54	91,817	$41.21 - $168.30	$79.90	153,008
Industrial	$2.50 - $38.15	$21.59	160,477	$17.77 - $22.00	$19.40	375,076
Office	N/A	N/A	N/A	$58.17 - $133.61	$104.53	204,936
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2016 and December 31, 2015. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
The estimated fair value of the loans receivable is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using contractual loan payments. The current replacement rates are determined by using yield curves calculated by aggregating comparably rated USD denominated U.S. corporate debt or the index to which these financial instruments are tied. The Revolving Credit Facilities, Term Loan, Senior Unsecured Notes, mortgages and notes payable and Convertible Notes were measured using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$69,218	$75,749	$104,003	$110,019
Revolving Credit Facilities	105,000	107,841	—	—
Term Loan, net (1)	368,400	378,223	322,902	338,366
Senior Unsecured Notes, net (1)	295,215	300,186	—	—
Mortgages and notes payable, net (1)	2,241,783	2,401,124	3,079,787	3,220,239
Convertible Notes, net (1)	699,465	837,650	690,098	713,095
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Note 9. Significant Credit and Revenue Concentration
As of September 30, 2016 and December 31, 2015, the Company’s real estate investments are operated by 452 and 438 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of Normalized Revenue. Total rental revenues from properties leased to Shopko for the three months ended September 30, 2016 and 2015, contributed 8.0% and 9.9% of the Company's Normalized Revenue from continuing operations, respectively. No other tenant contributed 4% or more of the Company’s Normalized Revenue during any of the periods presented. As of September 30, 2016 and December 31, 2015, the Company's net investment in Shopko properties represents approximately 6.1% and 6.9%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 8.0% and 9.0%, respectively, of the Company's total real estate investment portfolio.
Note 10. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt through sale of certain real estate properties	$—	$30,555
Reduction of debt in exchange for collateral assets	47,780	7,904
Real estate acquired in exchange for loans receivable	26,609	—
Net real estate and other collateral assets surrendered to lender	22,728	7,384
Accrued interest capitalized to principal (1)	3,584	4,686
Accrued performance share dividend rights	340	459
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 11. Incentive Award Plan
On May 11, 2016, the stockholders of the Company approved the Amended Incentive Award Plan, which increased the number of shares of common stock reserved for issuance thereunder by 5.5 million shares. As of September 30, 2016, 5.7 million shares remained available for award under the Amended Incentive Award Plan.
Restricted Shares of Common Stock
During the nine months ended September 30, 2016, the Company granted 0.9 million restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $11.7 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of September 30, 2016, there were approximately 1.0 million unvested restricted shares outstanding.
Performance Share Awards
During the nine months ended September 30, 2016, the Board of Directors or committee thereof approved an initial target grant of 0.3 million performance shares, net of forfeitures of 0.1 million, to executive officers of the Company. The performance period of this grant runs from January 1, 2016 through December 31, 2018. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years. Based on the grant date fair value, the Corporation expects to recognize $4.1 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
Approximately $0.4 million and $0.2 million in dividend rights have been accrued for non-vested performance share awards outstanding as of September 30, 2016 and December 31, 2015, respectively. For outstanding non-vested awards at September 30, 2016, 0.8 million shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date. During the nine months ended September 30, 2016, 0.2 million shares were released at target in connection with qualifying terminations of participants.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Stock-based Compensation Expense
For the three months ended September 30, 2016 and 2015, the Company recognized $3.4 million and $3.5 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, the Company recognized $7.2 million and $10.8 million, respectively, in stock-based compensation expense.
As of September 30, 2016, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $16.7 million, including $11.2 million related to restricted stock awards and $5.5 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

Note 12. Income Per Share
Income per share has been computed using the two-class method. Income per common share under the two-class method is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive non-forfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted income:
Income from continuing operations	$9,439	$9,053	$57,237	$19,940
Gain on disposition of assets	17,960	5,991	39,221	66,291
Less: income attributable to unvested restricted stock	(192)	(132)	(430)	(566)
Income used in basic and diluted income per share from continuing operations	27,207	14,912	96,028	85,665
(Loss) income from discontinued operations	—	(41)	—	680
Net income attributable to common stockholders used in basic and diluted income per share	$27,207	$14,871	$96,028	$86,345

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	480,326,857	441,512,930	457,992,378	430,650,925
Less: unvested weighted average shares of restricted stock	(772,495)	(1,307,582)	(728,852)	(1,263,218)
Weighted average shares of common stock outstanding used in basic income per share	479,554,362	440,205,348	457,263,526	429,387,707
Net income per share attributable to common stockholders—basic	$0.06	$0.03	$0.21	$0.20

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	67,506	147,098	33,938	347,055
Stock options	4,688	1,519	4,159	4,014
Convertible debt	972,054	—	—	—
Weighted average shares of common stock outstanding used in diluted income per share	480,598,610	440,353,965	457,301,623	429,738,776
Net income per share attributable to common stockholders—diluted	$0.06	$0.03	$0.21	$0.20

Potentially dilutive shares of common stock
Unvested shares of restricted stock	181,667	271,462	121,230	393,164
Total	181,667	271,462	121,230	393,164
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

SPIRIT REALTY CAPITAL, INC.
Notes to Consolidated Financial Statements - (continued)
September 30, 2016
(Unaudited)

The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three months ended September 30, 2016, the Corporation's average stock price was above the conversion price, resulting in 972,054 potentially dilutive shares related to the conversion spread. For the nine months ended September 30, 2016, the Corporation's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread.
Note 13. Costs Associated With Restructuring Activities
On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters building in the spring of 2016, and finalized the move with the opening of the new office space in late September 2016. As a result of moving its corporate headquarters, the Company is incurring various restructuring charges, including employee separation and relocation costs. Restructuring charges incurred for the three and nine months ended September 30, 2016 totaled $3.3 million and $5.7 million, respectively, and are included within restructuring charges on the accompanying consolidated statements of operations. Restructuring charges for the nine months ended September 30, 2016 were reduced for $0.2 million of straight-line rent payable that was previously recognized for the Company's Scottsdale headquarters in association with lease termination. To date, the Company has incurred restructuring charges totaling $12.8 million.
The following table presents a reconciliation of the liability attributable to restructuring charges incurred as of September 30, 2016, which is recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets (in thousands):

	Employee Separation/Relocation Costs	Other Restructuring Costs	Total
Beginning balance, as of December 31, 2015	$5,754	$172	$5,926
Accruals	2,360	2,786	5,146
Payments	(5,901)	(1,993)	(7,894)
Ending balance, as of September 30, 2016	$2,213	$965	$3,178
The Company currently anticipates total relocation related costs of approximately $20.9 million, of which $13.0 million is for restructuring, $3.9 million is for capitalizable costs related to tenant improvements and fixtures for the new corporate headquarters space and $4.0 million represents other relocation costs, primarily for redundant office space and employee salaries and benefits for departing employees, incurred during the transition phase.
Note 14. Subsequent Events
On October 26, 2016, the Company completed the sale of 108 properties to a tenant, 84 Properties, LLC, for total cash consideration of $205.7 million.
On November 2, 2016, the Company's Board of Directors authorized a new $500 million ATM Program, and on November 8, 2016, the Corporation terminated its existing ATM Program.

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
We generate our revenue primarily by leasing our properties to our tenants. As of September 30, 2016, our undepreciated investment in real estate and loans totaled approximately $8.39 billion, representing investments in 2,705 properties, including properties and other assets securing our mortgage loans. Of this amount, 99.2% consisted of investment in real estate, representing ownership of 2,630 properties, and the remaining 0.8% consisted of commercial mortgage and other loans receivable primarily secured by the remaining 75 real properties or other related assets.
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
As of September 30, 2016, our owned properties were approximately 98.4% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on total rental revenue) of approximately 10.5 years. Our leases are generally originated with long lease terms, typically non-cancelable initial terms of 15 to 20 years with tenant renewal options for additional years. As of September 30, 2016, approximately 89% of our single-tenant properties (based on Normalized Rental Revenue) provided for increases in future annual base contractual rent.
2016 Highlights
For the third quarter ended September 30, 2016:

•	Generated revenues of $172.5 million, a 2.4% increase over revenues reported during the third quarter of 2015.

•	Generated net income of $0.06 per diluted share, AFFO of $0.22 per diluted share, and FFO of $0.19 per diluted share.

•
Closed 13 real estate transactions totaling $215.9 million, which added 102 properties to our portfolio, earning a weighted average initial cash yield of approximately 7.50% under leases with a weighted average term of 15.3 years.

•
Disposed of 17 properties generating gross proceeds of $68.8 million, with a weighted average capitalization rate of 6.18%, resulting in an overall gain on sale of $18.0 million. Included in gross proceeds was $8.8 million of principal and interest that was extinguished as a full or partial settlement of debt related to the transfer of one vacant real estate property securing a CMBS fixed-rate loan that was in default.

•	Sold 3.3 million shares of common stock under our ATM program, at a weighted average share price of $13.66, generating aggregate net proceeds of $44.7 million.

•	Issued $300.0 million aggregate principal amount of Senior Unsecured Notes.

•	Extinguished $322.1 million of high coupon debt that had a 5.63% weighted average interest rate.

•	Declared cash dividends in the third quarter of $0.175 per share, which equates to an annualized dividend of $0.700 per share.

For the nine months ended September 30, 2016:

•	Generated revenues of $512.6 million, a 2.8% increase over the revenues reported during the first nine months of 2015.

•	Generated net income of $0.21 per diluted share, AFFO of $0.68 per diluted share, and FFO of $0.64 per diluted share.

•
Closed 36 real estate transactions totaling $456.5 million, which added 227 properties to our portfolio, earning a weighted average initial cash yield of approximately 7.64% under leases with a weighted average term of 15.6 years.

•
Disposed of 82 properties generating gross proceeds of $313.3 million, with a weighted average capitalization rate of 6.33%, resulting in an overall gain on sale of $39.2 million. Included in gross proceeds was $58.9 million of principal and interest that was extinguished as a full or partial settlement of debt related to the transfer of seven vacant real estate properties securing four CMBS fixed-rate loans that were in default.

•
Issued 34.5 million shares of common stock, including the underwriters' option to purchase additional shares, in an underwritten public offering at $11.15 per share, raising net proceeds of $368.9 million.

•	Sold 6.3 million shares of common stock under our ATM program, at a weighted average share price of $12.47, generating aggregate net proceeds of $77.7 million.

•	Expanded the borrowing capacity under our 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement.

•	Issued $300.0 million aggregate principal amount of Senior Unsecured Notes.

•	Reduced Shopko concentration to 8.0% of Normalized Revenue from 9.1% at December 31, 2015.

•	Extinguished $817.3 million of high coupon secured debt that had a 6.02% weighted average interest rate.
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
Operationally Essential Real Estate with Long-Term Leases
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenants would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of September 30, 2016 and 2015, our leases had a weighted average remaining lease term (based on rental revenue) of approximately 10.5 years.
Portfolio Diversification
Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.
As of September 30, 2016, Shopko represents our most significant tenant at 8.0% of Normalized Revenue. Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued our objective to reduce the tenant concentration of Shopko. During the twelve months ended September 30, 2016, we sold 19 Shopko properties having an investment value of $118.4 million. These sales, coupled with our increased rental revenue from real estate investments of $627.8 million acquired during the twelve months ended September 30, 2016, have reduced our current Shopko tenant concentration to 8.0% for the nine months ended September 30, 2016 compared to 9.9% for the same period in 2015.
As of September 30, 2016, 84 Properties, LLC, with a 2.8% tenant concentration, was our second most significant tenant. As of September 30, 2016, there were 108 properties under a master lease. The master lease was subject to senior mortgage debt, which was repaid during the three months ended June 30, 2016. The master lease agreement included a purchase option, which upon 180 days prior written notice, 84 Properties, LLC could elect to purchase all of the properties from us prior to the end of the 10th, 15th and 20th years of the lease. On October 5, 2016, an amendment to the master lease agreement was executed allowing 84 Properties, LLC to accelerate the exercise of the first purchase option date. On October 26, 2016, we completed the sale of all 108 properties to 84 Properties, LLC for total cash consideration of $205.7 million.
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
Our Leases
Rent Escalators
Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on Normalized Rental Revenue) containing rent escalators remained consistent at approximately 89% as of both September 30, 2016 and September 30, 2015.
Master Lease Structure
Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up under-performing properties while retaining well-performing properties. Master lease revenue contributed approximately 46% and 45% of our Normalized Rental Revenue as of September 30, 2016 and September 30, 2015, respectively.
Triple-Net Leases
Our leases are predominantly triple-net leases, which require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. As of September 30, 2016, approximately 84.0% of our single-tenant properties (based on Normalized Rental Revenue) are subject to triple-net leases compared to approximately 85.9% as of September 30, 2015.
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
During the nine months ended September 30, 2016, we sold three of the seven rejected stores for $20.8 million, with the remaining four rejected stores being marketed for sale or lease. In June 2016, we collected $2.5 million of the $21.0 million original stipulated damages claim. We anticipate collecting the balance of each of the aforementioned claims within the next several quarters, although the bankruptcy proceeding remains ongoing, and there is no guaranty that the remaining claims will be paid or otherwise satisfied in full.
Active Management and Monitoring of Risks Related to Our Investments
We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and/or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties). As of September 30, 2016 and September 30, 2015, the percentage of our properties that were occupied was 98.4% and 98.5%, respectively.
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

Results of Operations
Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(In Thousands)
		(Restated)
Revenues:
Rentals	$161,765	$159,183	$2,582	1.6%
Interest income on loans receivable	1,042	1,764	(722)	(40.9)%
Earned income from direct financing leases	660	725	(65)	(9.0)%
Tenant reimbursement income	3,469	3,780	(311)	(8.2)%
Other income and interest from real estate transactions	5,572	2,973	2,599	87.4%
Total revenues	172,508	168,425	4,083	2.4%
Expenses:
General and administrative	15,112	12,165	2,947	24.2%
Restructuring charges	3,264	100	3,164	NM
Property costs	6,916	6,496	420	6.5%
Real estate acquisition costs	1,056	576	480	83.3%
Interest	47,653	54,673	(7,020)	(12.8)%
Depreciation and amortization	65,300	64,493	807	1.3%
Impairments	15,407	21,027	(5,620)	(26.7)%
Total expenses	154,708	159,530	(4,822)	(3.0)%
Income from continuing operations before other (expenses) income and income tax expense	17,800	8,895	8,905	NM
Other (expenses) income:
(Loss) gain on debt extinguishment	(8,349)	342	(8,691)	NM
Total other (expenses) income	(8,349)	342	(8,691)	NM
Income from continuing operations before income tax expense	9,451	9,237	214	2.3%
Income tax expense	(12)	(184)	172	(93.5)%
Income from continuing operations	$9,439	$9,053	$386	4.3%

Gain on disposition of assets	$17,960	$5,991	$11,969	NM
NM - Percentages over 100% are not displayed.
Revenues
For the three months ended September 30, 2016, approximately 94.2% of our total revenue was attributable to long-term leases. The year-over-year increase of 2.4% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to September 30, 2015, as well as recognition of other non-tenant income recorded in other income and interest from real estate transactions.
Rentals
The increase in rental revenue for the comparative period was primarily attributable to the acquisition of 261 properties representing an investment in real estate of $627.8 million during the twelve-month period ended September 30, 2016. This increase was partially offset by the sale of 120 properties during the same period having an investment value of $393.8 million. Non-cash rentals for the three months ended September 30, 2016 and 2015 were $6.7 million and $6.0 million, respectively. These amounts represent approximately 4.2% and 3.8% of total rental revenue from continuing operations for the three months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, 98.4% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the convenience stores and restaurants-casual dining industries. As of September 30, 2016 and 2015, respectively, 43 and 37 of our properties, representing approximately 1.6% and 1.5% of our owned properties, were vacant and not generating rent. Of the 43 vacant properties, 11 were held for sale as of September 30, 2016.
Interest income on loans receivable
The decrease in interest income on loans receivable is a result of a decrease in financed properties from 145 at September 30, 2015 to 75 financed properties at September 30, 2016, resulting in a decrease in mortgage loans receivable balances for the comparative period of 36.7%.
Other income and interest from real estate transactions
The year-over-year increase was due primarily to $2.6 million in fee income associated with the prepayment of certain mortgage loans receivable and $2.3 million in lease termination income, offset by lease termination income of $2.2 million recognized during the comparable prior period.
Expenses
General and administrative
The year-over-year increase in general and administrative expenses is primarily due to $2.0 million of bad debt expense recorded in the three months ended September 30, 2016 in relation to four convenience store properties for which the rent has been determined to be uncollectible. Additionally, there is an increase in professional fees and office expenses of $0.7 million for the comparable periods. Higher professional fees include legal, consulting and temporary services attributable to our relocation to Dallas.
Restructuring charges
During the fourth quarter of 2015, we made the strategic decision to relocate our headquarters from Scottsdale, Arizona to Dallas, Texas. During the three months ended September 30, 2016, we incurred $3.3 million in restructuring charges related to our relocation. Of this amount, $2.7 million related to employee relocation costs, employee severance costs and furniture, fixture and equipment disposals at our prior headquarters, while the balance was for professional fees, consulting services, a lease loss reserve for our prior headquarters and other restructuring charges.
Property costs
For the three months ended September 30, 2016, property costs were $6.9 million (including $3.5 million in tenant reimbursables) as compared to $6.5 million (including $3.8 million in tenant reimbursables) for the same period in 2015. Although total property costs remained relatively flat during the comparable periods, non-reimbursable property costs increased by approximately $0.8 million primarily due to increased property taxes primarily related to an increase in the number of vacant properties as compared to the same period a year ago.
Interest
The year-over-year decrease in interest expense is primarily due to the extinguishment of $322.1 million of mortgage debt with a weighted average interest rate of 5.63% during the three months ended September 30, 2016. This decrease was partially offset by an increase in interest from our Term Loan, which was entered into during November 2015, and our Senior Unsecured Notes, which were issued in August 2016.

The following table summarizes our interest expense on related borrowings from continuing operations:

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$1,155	$608
Interest expense – Term Loan	1,307	—
Interest expense – Senior Unsecured Notes	1,595	—
Interest expense – mortgages and notes payable	33,291	45,460
Interest expense – Convertible Notes	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,303	1,920
Amortization of net losses related to interest rate swaps	28	27
Amortization of debt (premium)/discount, net	1,847	531
Total interest expense	$47,653	$54,673
(1) Includes interest expense associated with facility fees of approximately $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively.
Depreciation and amortization
During the twelve months ended September 30, 2016, we acquired 261 properties, representing an investment in real estate of $627.8 million. During that same period we disposed of 120 properties with a gross investment of $393.8 million. Our net acquisitions during this period were partially offset by a reduction in our real estate investment value due to impairment charges during the twelve-month period ended September 30, 2016 on properties that remain in our portfolio and a higher real estate value of properties held for sale compared to the prior period. Properties held for sale are no longer depreciated. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Depreciation of real estate assets	$53,592	$52,013
Other depreciation	145	93
Amortization of lease intangibles	11,563	12,387
Total depreciation and amortization	$65,300	$64,493
Impairments
Impairment charges for the three months ended September 30, 2016 includes $9.5 million on underperforming properties within the restaurant-casual dining, distribution and drug store/pharmacy industries and $4.4 million on properties held for sale. For the same period in 2015, recorded impairment losses include $16.7 million on a consumer electronics property with a short-term lease expiration, $3.3 million on six properties that are held for sale, $1.0 million of lease intangible write-offs and an allowance for loan loss on an unsecured note receivable.
(Loss) gain on debt extinguishment
During the three months ended September 30, 2016, we extinguished $322.1 million of mortgage debt representing 62 loans and recorded a loss on debt extinguishment of $8.3 million. The loss was primarily attributable to the defeasance fees on 93 properties for the period. For the same period in 2015, we extinguished $41.8 million of mortgage debt and recorded a gain on debt extinguishment of $0.3 million.
Gain on disposition of assets
For the three months ended September 30, 2016, the gain on disposition of 17 properties included $3.9 million from the sale of four Shopko properties and $10.3 million from the sale of one grocery property. For the same period in 2015, the gain on disposition of assets was primarily attributable to a $3.0 million gain from the sale of three Shopko properties. The balance of the gain related to the sale of 12 additional properties including three vacant properties and two multi-tenant properties.
Results of Operations
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(In Thousands)
		(Restated)
Revenues:
Rentals	$484,090	$473,308	$10,782	2.3%
Interest income on loans receivable	4,326	5,216	(890)	(17.1)%
Earned income from direct financing leases	2,082	2,299	(217)	(9.4)%
Tenant reimbursement income	10,493	11,903	(1,410)	(11.8)%
Other income and interest from real estate transactions	11,600	5,920	5,680	95.9%
Total revenues	512,591	498,646	13,945	2.8%
Expenses:
General and administrative	40,611	36,737	3,874	10.5%
Restructuring charges	5,726	100	5,626	NM
Property costs	20,854	20,317	537	2.6%
Real estate acquisition costs	2,092	2,122	(30)	(1.4)%
Interest	149,842	168,754	(18,912)	(11.2)%
Depreciation and amortization	194,227	195,460	(1,233)	(0.6)%
Impairments	41,396	56,998	(15,602)	(27.4)%
Total expenses	454,748	480,488	(25,740)	(5.4)%
Income from continuing operations before other income and income tax expense	57,843	18,158	39,685	NM
Other income
Gain on debt extinguishment	326	2,489	(2,163)	(86.9)%
Total other income	326	2,489	(2,163)	(86.9)%
Income from continuing operations before income tax expense	58,169	20,647	37,522	NM
Income tax expense	(932)	(707)	(225)	31.8%
Income from continuing operations	$57,237	$19,940	$37,297	NM

Gain on disposition of assets	$39,221	$66,291	$(27,070)	(40.8)%
NM - Percentages over 100% are not displayed.
Revenues
For the nine months ended September 30, 2016, approximately 94.8% of our total revenues was attributable to long-term leases. The year-over-year increase of 2.8% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to September 30, 2015, as well as recognition of other non-tenant income recorded in other income and interest from real estate transactions.
Rentals
The year-over-year increase in rental revenue was primarily attributable to the acquisition of 261 properties with an investment value of $627.8 million during the twelve-month period ended September 30, 2016. This increase was partially offset by the sale of 120 properties during the same period having an investment value of $393.8 million. During the nine months ended September 30, 2016 and 2015, non-cash rentals were $19.9 million and $17.8 million, respectively, representing approximately 4.1% and 3.8% of total rental revenue from continuing operations, respectively.
As of September 30, 2016, 98.4% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the convenience stores and restaurants-casual dining industries. As of September 30, 2016 and 2015, respectively, 43 and 37 properties of our owned properties, representing approximately 1.6% and 1.5% of our owned properties, were vacant and not generating rent. Of the 43 vacant properties, 11 were held for sale as of September 30, 2016.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income and interest from real estate transactions
The year-over-year increase in other income and interest from real estate transactions is primarily due to $5.5 million in fee income associated with the prepayment of certain mortgage loans receivable and $4.2 million in lease termination income received from the Haggen settlement and one other property. The positive change from these revenue items was reduced by lease settlement fee income of $4.9 million recognized during the comparable prior period.
Expenses
General and administrative
The year-over-year increase in general and administrative expenses is primarily due to a $3.8 million increase in professional fees and office expenses, $2.0 million of bad debt expense recorded in relation to four convenience store properties for which the rent has been determined to be uncollectible and a $1.7 million charge for the termination of our interest rate swaps. Higher professional fees include legal, consulting and temporary services attributable to our relocation to Dallas. These increases were partially offset by a decrease in compensation and related benefits of $3.9 million related to the forfeiture of previously recognized non-cash stock compensation following the departure of an executive officer in the current period.
Restructuring charges
During the fourth quarter of 2015, we made the strategic decision to relocate our headquarters from Scottsdale, Arizona to Dallas, Texas. During the nine months ended September 30, 2016, we incurred $5.7 million in restructuring charges related to our relocation. Of this amount, $4.8 million related to professional fees, consulting services, employee severance costs and a lease loss reserve for our prior headquarters, while the balance was for employee relocation costs and other restructuring charges.
Property costs
For the nine months ended September 30, 2016, property costs were $20.9 million (including $10.5 million of tenant reimbursables) compared to $20.3 million (including $11.9 million of tenant reimbursables) for the same period in 2015. Although total property costs remained relatively flat during the comparable periods, non-reimbursable property costs increased by approximately $1.4 million primarily due to increased property taxes primarily related to an increase in the number of vacant properties as compared to the same period a year ago.
Interest
The year-over-year decrease in interest expense is primarily due to the extinguishment of $817.3 million of mortgage debt with a weighted average interest rate of 6.02% during the nine months ended September 30, 2016. This decrease was partially offset by an increase in interest from our Term Loan, which was entered into during November 2015, and our Senior Unsecured Notes, which were issued in August 2016.

The following table summarizes our interest expense on related borrowings from continuing operations:

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Interest expense – Revolving Credit Facilities (1)	$2,507	$1,997
Interest expense – Term Loan	3,376	—
Interest expense – Senior Unsecured Notes	1,595	—
Interest expense – mortgages and notes payable	113,837	140,731
Interest expense – Convertible Notes	18,382	18,382
Non-cash interest expense:
Amortization of deferred financing costs	6,706	5,893
Amortization of net losses related to interest rate swaps	85	81
Amortization of debt (premium)/discount, net	3,354	1,670
Total interest expense	$149,842	$168,754
(1) Includes interest expense associated with facility fees of approximately $1.5 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Depreciation and amortization
During the twelve months ended September 30, 2016, we acquired 261 properties, representing an investment in real estate of $627.8 million. During that same period we disposed of 120 properties with a gross investment of $393.8 million. Our net acquisitions during this period were partially offset by a reduction in our real estate investment value due to impairment charges during the twelve-month period ended September 30, 2016 on properties that remain in our portfolio and a higher real estate value of properties held for sale compared to the prior period. Properties held for sale are no longer depreciated. The following table summarizes our depreciation and amortization expense from continuing operations. The following table summarizes our depreciation and amortization expense from continuing operations:

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Depreciation of real estate assets	$158,804	$157,345
Other depreciation	335	281
Amortization of lease intangibles	35,088	37,834
Total depreciation and amortization	$194,227	$195,460
Impairments
During the nine months ended September 30, 2016, impairment losses included $20.0 million on seven under-performing properties within the restaurant-casual dining, movie theatre, distribution and drug store/pharmacy industries. In addition, impairment losses of $14.1 million were recorded on properties held for sale and $6.5 million were recorded from intangible lease write-offs, which were partially offset by a $0.3 million impairment recovery on a loan receivable. During the same period in 2015, impairment losses included $45.5 million on 20 vacant or under-performing properties primarily within the education, consumer electronics and restaurant-casual dining industries. In addition, of the properties held for sale during the period, 23 properties incurred impairment losses of $11.2 million. The balance of the impairment loss included an allowance for loan loss on an unsecured note.
Gain on debt extinguishment
During the nine months ended September 30, 2016, we extinguished $817.3 million of mortgage debt and recognized a gain on debt extinguishment of $0.3 million. The gain was primarily attributable to the extinguishment of four defaulted mortgage loans upon transferring the properties collateralizing these loans to the lender, offset by losses from the defeasance fees on 391 properties. During the same period in 2015, we retired $378.6 million in high interest rate CMBS debt with a weighted average interest rate of 5.64%.

Gain on disposition of assets
During the nine months ended September 30, 2016, we disposed of 82 properties and recorded gains totaling $39.2 million. These gains were primarily attributable to a $25.4 million gain from the sale of 21 properties within the restaurant-quick service industries, $10.3 million from the sale of one grocery property and a $8.4 million gain from the sale of nine Shopko properties. During the same period in 2015, the gain on disposition of assets was primarily attributable to a $55.6 million gain from the sale of 24 Shopko properties.
Property Portfolio Information
Our diverse real estate portfolio at September 30, 2016 consisted of 2,630 owned properties:

•	leased to 452 tenants;

•	located in 49 states as well as in the U.S. Virgin Islands, with only four states each contributing greater than 5% of our rental revenue;

•	operating in 28 different industries;

•	with an occupancy rate of 98.4%; and

•	with a weighted average remaining lease term of 10.5 years.
Property Portfolio Diversification
The following tables present the diversity of our properties owned at September 30, 2016. The portfolio metrics are calculated based on the percentage of Normalized Revenue or Normalized Rental Revenue. Total revenues and total rental revenues used in the calculations are normalized to exclude revenues contributed by properties sold during the given period.
Diversification By Tenant
Tenant concentration represents the tenant's quarterly contribution to Normalized Revenue during the period. The following table lists the top ten tenants of our owned real estate properties as of September 30, 2016:

Tenant (2)	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Revenue (1)
Shopko	120	8,113	8.0%
84 Properties, LLC	108	3,349	2.8
Walgreen Company	50	737	2.6
Cajun Global, LLC (Church's Chicken)	193	272	2.1
AB Acquisition, LLC (Albertsons)	24	1,063	1.8
Alimentation Couche-Tard, Inc. (Circle K)	83	250	1.8
Academy, LTD (Academy Sports + Outdoors)	5	2,705	1.7
CVS Caremark Corporation	37	415	1.4
Carmike Cinemas, Inc.	13	615	1.3
Carmax, Inc.	8	356	1.3
Other	1,946	34,940	75.2
Vacant	43	2,209	—
Total	2,630	55,024	100.0%
(1) Total revenue for the quarter ended September 30, 2016, excluding total rental revenue contributed from properties sold during the period.
(2) Tenants represent legal entities ultimately responsible for obligations under the lease agreements. Other tenants may operate certain of the same business concepts or brands set forth above, but represent distinct tenant credits.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of September 30, 2016:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
General Merchandise	161	9,692	10.3%
Restaurants - Casual Dining	346	2,171	8.7
Restaurants - Quick Service	578	1,293	7.7
Movie Theatres	60	3,006	7.1
Convenience Stores	347	1,096	6.5
Grocery	67	3,147	5.9
Building Materials	172	5,614	5.5
Drug Stores / Pharmacies	113	1,586	5.3
Medical / Other Office	118	1,163	4.5
Sporting Goods	24	4,046	4.0
Health and Fitness	40	1,617	3.6
Automotive Parts and Service	184	1,321	3.6
Home Furnishings	32	1,852	2.8
Entertainment	22	1,129	2.8
Education	52	872	2.6
Apparel	13	2,231	2.5
Automotive Dealers	26	770	2.4
Home Improvement	13	1,512	2.1
Specialty Retail	27	1,176	2.0
Distribution	11	879	1.4
Car washes	36	198	1.4
Manufacturing	17	2,301	1.3
Dollar Stores	83	857	1.3
Consumer Electronics	12	576	1.2
Pet Supplies & Service	4	1,016	*
Wholesale Clubs	4	393	*
Financial Services	4	366	*
Office Supplies	17	400	*
Other	4	535	*
Vacant	43	2,209	—
Total	2,630	55,024	100.0%
* Less than 1%
(1) Total rental revenues during the month ended September 30, 2016, excluding rental revenues contributed from properties sold during the period.

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of September 30, 2016:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Retail	2,440	43,569	87.0%
Industrial	70	9,429	7.1
Office	120	2,026	5.9
Total	2,630	55,024	100.0%
(1) Total rental revenues during the month ended September 30, 2016, excluding rental revenues contributed from properties sold during the period.
Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of September 30, 2016:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Texas	314	6,432	12.0%
Georgia	185	3,366	6.0
Florida	148	1,546	6.0
Illinois	117	3,557	5.9
Ohio	135	2,569	4.7
California	59	1,538	4.5
Wisconsin	53	3,558	4.2
Minnesota	55	2,303	3.4
Michigan	140	1,894	3.4
Tennessee	119	1,697	3.2
Missouri	92	1,405	2.8
Indiana	89	1,472	2.8
North Carolina	70	1,384	2.7
Alabama	114	908	2.6
South Carolina	47	990	2.5
Virginia	69	1,556	2.2
Arizona	58	695	2.1
Pennsylvania	68	1,479	2.0
Colorado	33	1,040	1.9
Kansas	40	852	1.8
New York	50	957	1.8
New Mexico	40	563	1.6
Kentucky	61	858	1.6
Oklahoma	68	548	1.4
Washington	25	882	1.3
Nevada	6	1,102	1.3
Oregon	16	528	1.1
Massachusetts	5	1,150	1.1
Mississippi	47	432	1.1

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue (1)
Iowa	35	638	1.0
Arkansas	53	707	0.9
Louisiana	29	303	0.9
Idaho	13	617	0.8
New Hampshire	16	640	0.8
Nebraska	15	613	0.8
New Jersey	15	433	0.7
Maryland	23	352	0.7
West Virginia	28	535	0.7
Montana	7	431	0.6
South Dakota	9	395	0.5
Utah	9	863	0.5
Connecticut	4	442	0.5
North Dakota	5	236	0.4
Maine	26	79	0.4
Wyoming	9	185	0.3
Rhode Island	4	117	0.2
Delaware	3	87	0.1
Alaska	1	50	0.1
Vermont	2	2	0.1
Virgin Islands	1	38	*
Total	2,630	55,024	100.0%
* Less than 1%
(1) Total rental revenues during the month ended September 30, 2016, excluding rental revenues contributed from properties sold during the period.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of September 30, 2016. As of September 30, 2016, the weighted average remaining non-cancelable initial term of our leases (based on total rental revenue) was 10.5 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Normalized Rental Revenue Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Expiring Annual Rental Revenue
Remainder of 2016	16	$7,603	969	1.2%
2017	67	19,999	2,173	3.1
2018	70	22,353	1,749	3.4
2019	109	22,547	1,966	3.5
2020	76	21,493	1,728	3.3
2021	186	45,538	3,899	7.0
2022	98	25,976	2,061	4.0
2023	109	34,746	3,438	5.3
2024	68	22,148	1,325	3.4
2025	80	37,940	2,168	5.8
2026 and thereafter	1,708	391,019	31,339	60.0
Vacant	43	—	2,209	—
Total owned properties	2,630	651,362	55,024	100.0%
(1) Total rental revenues for the month ended September 30, 2016 for properties owned at September 30, 2016 multiplied by twelve.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for short-term liquidity requirements, including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under the 2015 Credit Facility and Term Loan. Our 2015 Credit Facility and Term Loan increase our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. As of September 30, 2016, $694.7 million and $0.0 million borrowing capacity was available under the 2015 Credit Facility and Term Loan, respectively.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the nine months ended September 30, 2016, the Operating Partnership issued $300.0 million aggregate principal amount senior notes. The Senior Unsecured Notes are fully and unconditionally guaranteed by the Corporation with a purchase price paid by the initial purchasers for the Senior Unsecured Notes of 99.378% of the principal amount. Net proceeds from this offering were used to initially repay amounts outstanding under the Company's Term Loan, Revolving Credit Facility and for general corporate purposes. During 2016, we also sold a total of 6.3 million shares under our ATM Program for net proceeds of $77.7 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were contributed to the Operating Partnership to repay outstanding borrowings and for general corporate purposes. In November 2016, the Corporation's Board of Directors authorized a new $500 million ATM Program, and the Corporation terminated its existing ATM Program. In addition, during April 2016, we completed an underwritten public offering of 34.5 million shares of our common stock and raised net proceeds of $368.9 million. The net proceeds were used to reduce amounts outstanding under the Term Loan.
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
In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At September 30, 2016, $16.0 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.
The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of September 30, 2016.

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	September 30, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	3.7	$56,759	$65,027
Series 2014-1 Class A2	5.4%	3.8	253,300	253,300
Series 2014-2	5.8%	4.5	227,150	229,674
Series 2014-3	5.7%	5.5	311,936	312,276
Series 2014-4 Class A1	3.5%	3.3	150,000	150,000
Series 2014-4 Class A2	4.6%	13.3	360,000	360,000
Total Master Trust 2014 notes	5.1%	6.8	1,359,145	1,370,277
Series 2013-1 Class A	3.9%	2.2	125,000	125,000
Series 2013-2 Class A	5.3%	7.2	193,515	196,817
Total Master Trust 2013 notes	4.7%	5.3	318,515	321,817
Total Master Trust Notes			1,677,660	1,692,094
Debt discount, net			(19,829)	(22,909)
Deferred financing costs, net			(17,138)	(19,345)
Total Master Trust Notes, net			$1,640,693	$1,649,840
(1) Represents the individual series stated interest rate as of September 30, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of September 30, 2016.
As of September 30, 2016, the Master Trust 2014 notes were secured by 863 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of September 30, 2016, the Master Trust 2013 notes were secured by 307 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both September 30, 2016 and December 31, 2015. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of September 30, 2016, the carrying amount of the Convertible Notes was $699.5 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
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
The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2016 the conversion rate was 76.7079 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility was subsequently amended in November 2015 and matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guarantees to material subsidiaries (as defined) meeting certain conditions. The 2015 Credit Facility includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The 2015 Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.
At the election of the Operating Partnership, the 2015 Credit Facility initially bears interest at our current leverage grid pricing equal to either LIBOR plus 1.40% to 1.90% per annum, or a specified base rate plus 0.40% to 0.90% per annum. In each case, the applicable rates depend on our leverage ratio. The Operating Partnership is initially required to pay a fee on the unused portion of the 2015 Credit Facility at a rate equal to either 0.15% or 0.25% per annum, based on percentage thresholds for the average daily amount by which the aggregate amount of the revolving credit commitment exceeds the aggregate principal amount of advances during a fiscal quarter. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing initially requires at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, the 2015 Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of September 30, 2016, the 2015 Credit Facility bore interest at LIBOR plus 1.25% based on our credit rating and incurred a facility fee of 0.25% per annum.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of September 30, 2016, there were no subsidiaries that met this requirement.
As of September 30, 2016, $105.0 million borrowings were outstanding, $0.3 million of letters of credit were issued and $694.7 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

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

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties, to unsecured interest expense) of 1.75:1.00;

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
As of September 30, 2016, the Corporation and the Operating Partnership were in compliance with these covenants.
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
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's election. In each case, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of September 30, 2016, the Term Loan bore interest at LIBOR plus 1.35% based on our credit rating.
The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve month period. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Operating Partnership and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.
As of September 30, 2016, the Term Loan was fully drawn. Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness plus the Corporation’s pro rata share of indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00, which may be increased to 0.65:1.00 for four consecutive quarters after certain material acquisitions;

•	Minimum fixed charge coverage ratio (defined as consolidated EBITDA plus the Corporation’s pro rata share of EBITDA of unconsolidated affiliates, to fixed charges) of 1.50:1.00;

•
Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Corporation’s pro rata share of secured indebtedness of unconsolidated affiliates, net of certain cash and cash equivalents, to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties, to unsecured interest expense) of 1.75:1.00;

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
As of September 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount senior notes, which are guaranteed by the Corporation. The Senior Unsecured Notes were issued at 99.378% of their principal amount, resulting in net proceeds of $296.2 million after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.450% per year, payable on March 15 and September 15 of each year, until the maturity date of September 15, 2026. We have agreed to file with the SEC and cause to become effective a registration statement pursuant to which we will offer to exchange the Senior Unsecured Notes for substantially similar registered notes.
The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed on or after June 15, 2026 (three months prior to the maturity date of the Senior Unsecured Notes), the redemption price will not include a make-whole premium.
In connection with the issuance of the Senior Unsecured Notes, the Corporation and Operating Partnership remain subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness, to total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles) of 0.60:1.00;

•
Minimum unencumbered leverage ratio (defined as total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles, to consolidated total unsecured indebtedness) of 1.50:1:00;

•
Maximum secured indebtedness leverage ratio (defined as consolidated total secured indebtedness, to total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles) of 0.40:1.00; and

•	Minimum fixed charge coverage ratio (defined as consolidated income available for debt service, to the annual service charge) of 1.5:1.0.
In addition, the Senior Unsecured Notes Agreement includes other customary affirmative and negative covenants, including (i) maintenance of status as a REIT; (ii) payment of all taxes, assessments and governmental charges levied on the REIT; (iii) reporting on financial information; and (iv) maintenance of properties and property insurance.
As of September 30, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
As of September 30, 2016, we had 31 loans with approximately $603.5 million of outstanding principal balances under our CMBS fixed-rate loans, with a weighted average contractual interest rate of 5.63% and a weighted average maturity of 3.7 years. Approximately 73% of this debt is partially amortizing and requires a balloon payment at maturity. These balances include one CMBS fixed-rate loan that is in default due to the underperformance of the three properties that secure it. As of September 30, 2016, the aggregate principal balance under the defaulted loan was $28.6 million, including $8.8 million of default interest added to principal, and is discussed further below. Excluding this loan, the outstanding principal obligations under our CMBS fixed-rate loans as of September 30, 2016 was $574.9 million.
The table below shows the outstanding principal obligations of these CMBS fixed-rate loans as of September 30, 2016 and the year in which the loans mature (dollars in thousands). The information displayed in the table excludes amounts and interest rates related to the defaulted loan and the three properties securing it.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal (1)	Balloon	Total
Remainder of 2016	—	—	—	—%	$—	$—	$—
2017	19	24	5.51% - 9.85%	7.03%	31,898	202,094	233,992
2018	4	10	3.90% - 4.65%	4.27%	487	57,779	58,266
2019	1	5	4.61% - 4.61%	4.61%	—	10,000	10,000
2020	—	—	—	—	—	—	—
Thereafter	6	100	4.67% - 6.00%	5.35%	74,695	197,980	272,675
Total	30	139		5.91%	$107,080	$467,853	$574,933
(1) Excluding loans maturing in 2016, the scheduled principal will amortize subsequent to September 30, 2016 until the maturity date of the loans.
CMBS Liquidity Matters
During the nine months ended September 30, 2016, we transferred seven properties with a net book value of $34.7 million and extinguished defaulted principal and accrued interest outstanding of $64.1 million. As of September 30, 2016, we are in default on one CMBS fixed-rate loan due to the underperformance of the properties securing this loan. The wholly-owned special purpose entity subject to this mortgage loan is a separate legal entity and the sole owner of its assets and responsible for its liabilities. The aggregate outstanding principal balance of this loan, including capitalized interest, totaled $28.6 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lender of the special purpose entity that we anticipate either surrendering these properties to the lender or selling them in exchange for relieving the indebtedness, including any accrued interest, encumbering them.
The following table provides key elements of the defaulted mortgage loan (dollars in thousands) as of September 30, 2016:

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate	Default Rate	Accrued Interest (1)
Manufacturing	3	$11,757	$12	$19,798	$8,759	$28,557	$10,469	5.85%	9.85%	$203
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.

Debt Maturities
Future principal payments due on our various types of debt outstanding as of September 30, 2016 (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
2015 Credit Facility	$105,000	$—	$—	$—	$105,000	$—	$—
Term Loan	370,000	—	—	370,000	—	—	—
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
Master Trust Notes	1,677,660	4,953	21,893	163,262	40,420	448,202	998,930
CMBS - fixed-rate (1)	603,490	29,608	237,608	61,632	13,905	4,100	256,637
Convertible Notes	747,500	—	—	—	402,500	—	345,000
	$3,803,650	$34,561	$259,501	$594,894	$561,825	$452,302	$1,900,567
(1) The CMBS - fixed-rate payment balance in 2016 includes $28.6 million, including $8.8 million of capitalized interest, for the acceleration of principal payable following an event of default under one CMBS fixed-rate loan with a stated maturity in 2017.
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

Cash Flows
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
The following table presents a summary of our cash flows for the nine months ended September 30, 2016 and September 30, 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	Change
	(in Thousands)
Net cash provided by operating activities	$259,291	$271,214	$(11,923)
Net cash used in investing activities	(129,121)	(275,163)	146,042
Net cash used in financing activities	(138,776)	(144,022)	5,246
Net decrease in cash and cash equivalents	$(8,606)	$(147,971)	$139,365
As of September 30, 2016, we had $13.2 million of cash and cash equivalents as compared to $21.8 million as of December 31, 2015.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The decrease in net cash provided by operating activities was primarily attributable to an increase in debt extinguishment costs of $21.6 million, restructuring charge payments of $7.9 million, G&A costs of $5.8 million and payments to terminate interest rate swap agreements of $1.7 million, offset by a reduction in cash paid for interest of $19.0 million and an increase in cash revenue of $13.3 million.
The increase in revenue was primarily attributable to the acquisition of 261 properties, representing an investment in real estate during the twelve months ended September 30, 2016 totaling $627.8 million, partially offset by the disposition of 120 properties during the same period with an investment value of $393.8 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used by investing activities during the nine months ended September 30, 2016 included cash proceeds of $245.9 million from the disposition of 82 properties (6 of which were disposed of through a $43.7 million 1031 Exchange), partially offset by $424.5 million to fund the acquisition of 227 properties (33 of which were acquired through an $83.6 million non-cash 1031 Exchange) and capitalized real estate expenditures of $8.3 million. Net cash provided by investing activities also includes the collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.3 million.
During the same period in 2015, net cash used in investing activities included $703.1 million to fund the acquisition of 198 properties (97 of which were acquired through a $233.0 million non-cash 1031 Exchange) and capitalized real estate expenditures of $7.4 million, partially offset by cash proceeds of $397.3 million from the disposition of 72 properties (26 of which were disposed of through a $235.4 million non-cash 1031 Exchange). Net cash used in investing activities also included the release of sales proceeds from restricted cash accounts of $40.1 million and collections of principal on loans receivable and real estate assets under direct financing leases of $4.5 million, partially offset by investment in loans receivable of $4.0 million.
Financing Activities
Generally, our net cash used in and provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facilities and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.

Net cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to repayment of our indebtedness of $790.2 million and the payment of dividends to equity owners of $238.9 million, both of which were paid primarily through sources from our operating cash flows and net borrowings under our Revolving Credit Facilities, Term Loan and Senior Unsecured Notes. These amounts were partially offset by the sale of 6.3 million shares of our common stock under our ATM Program for aggregate net proceeds of $446.6 million, net borrowings under our Revolving Credit Facilities and Term Loan of $150.0 million and net proceeds of $296.2 million from the issuance of $300 million aggregate principal Senior Unsecured Notes (see Note 4).
During the same period in 2015, net cash used in financing activities was primarily attributable to repayment of our indebtedness of $347.2 million and the payment of dividends to equity owners of $216.2 million, both of which were paid primarily through operating cash flows and net borrowings under our Revolving Credit Facilities of $59.8 million. These amounts were partially offset by the issuance and sale of 23.0 million shares of our common stock in an underwritten public offering and the sale of 6.6 million shares of our common stock under our ATM Program for aggregate net proceeds of $347.2 million, as well as transfers of funds held in reserve by lenders of $17.9 million.
Non-GAAP Financial Measures
FFO and AFFO
We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance.
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
Capitalization Rate
We calculate the capitalization rate for disposed properties as the annualized cash rent on the date of disposition divided by the gross sales price. For multi-tenant properties, non-reimbursable property costs are deducted from the annualized cash rent prior to computing the capitalization rate. Annualized cash rent for a disposed property represents the annualized monthly contractual cash rent under the related lease at time of disposition.

FFO and AFFO
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Net income attributable to common stockholders (1)	$27,399	$15,003	$96,458	$86,911
Add/(less):
Portfolio depreciation and amortization
Continuing operations	65,155	64,399	193,892	195,178
Portfolio impairments
Continuing operations	15,384	20,629	41,693	56,506
Discontinued operations	—	—	—	34
Realized gain on sales of real estate (2)	(17,960)	(5,993)	(39,221)	(66,883)
Total adjustments	62,579	79,035	196,364	184,835

FFO	$89,978	$94,038	$292,822	$271,746
Add/(less):
Loss (gain) on debt extinguishment	8,349	(342)	(326)	(2,489)
Restructuring charges	3,264	—	5,726	—
Other costs included in general and administrative associated with headquarters relocation	1,501	—	3,442	—
Real estate acquisition costs	1,056	576	2,092	2,122
Non-cash interest expense	4,178	2,478	10,144	7,644
Accrued interest and fees on defaulted loans	853	1,960	3,951	5,412
Swap termination costs (included in general and administrative)	—	—	1,724	—
Non-cash revenues, net	(4,200)	(5,396)	(16,155)	(15,947)
Non-cash compensation expense	3,399	3,469	7,189	10,757
Total adjustments to FFO	18,400	2,745	17,787	7,499

AFFO	$108,378	$96,783	$310,609	$279,245

Dividends declared to common stockholders	$84,606	$75,040	$246,151	$221,225
Net income per share of common stock
Basic (4)	$0.06	$0.03	$0.21	$0.20
Diluted (3) (4)	$0.06	$0.03	$0.21	$0.20
FFO per share of common stock
Diluted (3) (4)	$0.19	$0.21	$0.64	$0.63
AFFO per share of common stock
Diluted (3) (4)	$0.22	$0.22	$0.68	$0.65
Weighted average shares of common stock outstanding:
Basic	479,554,362	440,205,348	457,263,526	429,387,707
Diluted (3)	480,598,610	440,353,965	457,301,623	429,738,776
(1) For the three and nine months ended September 30, 2016, net income attributable to common stockholders includes compensation for lost rent received from the Haggen Holdings, LLC settlement for 6 rejected stores as follows (in millions):

Contractual rent from date of rejection through either sale or September 30, 2016	$1.3
Prepaid rent for the 3 stores subsequently sold	0.5
Total included in AFFO	$1.8
(2) Includes amounts related to discontinued operations.
(3) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(4) For the three months ended September 30, 2016 and 2015, dividends paid to unvested restricted stockholders of $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2016 and 2015, dividends paid to unvested restricted stockholders of $0.4 million and $0.6 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see Note 12).

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA - Leverage

The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

	September 30,
	2016	2015
	(unaudited)
Revolving Credit Facilities	$105,000	$75,000
Term Loan, net	368,400	—
Senior Unsecured Notes, net	295,215	—
Mortgages and notes payable, net	2,241,783	3,242,922
Convertible Notes, net	699,465	687,062
	3,709,863	4,004,984
Add/(less):
Preferred stock	—	—
Unamortized debt discount	54,975	54,181
Unamortized deferred financing costs	38,812	41,183
Cash and cash equivalents	(13,184)	(28,210)
Cash reserves on deposit with lenders as additional security classified as other assets	(22,225)	(24,578)
Total adjustments	58,378	42,576
Adjusted Debt	$3,768,241	$4,047,560

	Three Months Ended September 30,
	2016	2015
	(unaudited)
Net income attributable to common stockholders	$27,399	$15,003
Add/(less): (1)
Interest	47,653	54,673
Depreciation and amortization	65,300	64,493
Income tax expense	12	184
Total adjustments	112,965	119,350
EBITDA	$140,364	$134,353
Add/(less): (1)
Restructuring charges	3,264	—
Other costs in general and administrative associated with headquarters relocation	1,501	—
Real estate acquisition costs	1,056	576
Impairments on real estate assets	15,384	20,629
Realized gain on sales of real estate	(17,960)	(5,993)
(Loss) gain on debt extinguishment	8,349	(342)
Total adjustments to EBITDA	11,594	14,870
Adjusted EBITDA	$151,958	$149,223
Annualized Adjusted EBITDA (2)	$607,832	$596,892

Adjusted Debt / Annualized Adjusted EBITDA	6.2	6.8

(1) Adjustments include all amounts charged to continuing and discontinued operations.
(2) Adjusted EBITDA of the current quarter multiplied by 4.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements
See Note 2 to our September 30, 2016 unaudited consolidated financial statements.
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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of September 30, 2016, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of September 30, 2016, approximately $3.33 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting primarily of our Master Trust Notes, CMBS fixed-rate loans, Senior Unsecured Notes and Convertible Notes. As of September 30, 2016, the weighted average stated interest rate of fixed-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 4.69%. As of September 30, 2016, approximately $475.0 million of our indebtedness consisted of variable-rate obligations, consisting primarily of our Term Loan. As of September 30, 2016, the weighted average stated interest rate of our variable-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 1.86%. If one-month LIBOR as of September 30, 2016 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $475.0 million outstanding under the Term Loan would impact our future earnings and cash flows by $4.8 million.
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
Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counter-party credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Our interest rate risk management policy addresses counterparty credit risk (the risk of nonperformance by counter-parties) by requiring that we deal only with major financial institutions that we deem credit worthy.
The estimated fair values of our Revolving Credit Facilities, Term Loan, Senior Unsecured Notes, fixed-rate and variable-rate mortgages and notes payable and Convertible Notes have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.
The following table discloses the fair value information for these financial instruments as of September 30, 2016 (in thousands):

	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$105,000	$107,841
Term Loan, net (1)	$368,400	$378,223
Senior Unsecured Notes, net (1)	295,215	300,186
Mortgages and notes payable, net (1)	2,241,783	2,401,124
Convertible Notes, net (1)	699,465	837,650
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016 . Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 filed on October 31, 2016, the Company failed to design controls over the review of the accounting for real estate dispositions; specifically, the allocation of a portion of the Company’s goodwill to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale.
Management became aware of this material weakness in internal control over financial reporting and took immediate actions to remediate the material weakness. The Company has initiated controls over the proper application of GAAP in accounting for goodwill related to the disposal of assets and in allocating goodwill to held for sale assets in determining the amount, if any, for impairment charges. The Company believes it will fully remediate this material weakness by December 31, 2016.
Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

4.14	Indenture, dated August 18, 2016, between Spirit Realty, L.P. and U.S. Bank National Association.

4.15	First Supplemental Indenture, dated August 18, 2016, among Spirit Realty, L.P., Spirit Realty Capital, Inc., and U.S. Bank National Association (including the form of 4.450% Senior Notes due 2026).

4.16
Registration Rights Agreement, dated August 18, 2016, by and among Spirit Realty, L.P., Spirit Realty Capital, Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.

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

Exhibit No.	Description
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
Date: November 8, 2016