Form 10-K
period 2016-12-31
SPIRIT REALTY CAPITAL, INC.
filed 2017-02-24
CIK 1308606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
Commission File Number 001-36004

SPIRIT REALTY CAPITAL, INC.
SPIRIT REALTY, L.P.
(Exact name of registrant as specified in its charter)

Spirit Realty Capital, Inc.	Maryland	20-1676382
Spirit Realty, L.P.	Delaware	20-1127940
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
	2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(972) 476-1900
	(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class:	Name of exchange on which registered:
Spirit Realty Capital, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
Spirit Realty, L.P.	None	None
Securities registered pursuant to Section 12(g) of the Act:

Spirit Realty Capital, Inc.	None
Spirit Realty, L.P.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Spirit Realty Capital, Inc.     Yes  ☒ No   ☐         Spirit Realty, L.P.     Yes  ☐ No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Spirit Realty Capital, Inc.     Yes  ☐ No   ☒         Spirit Realty, L.P.     Yes  ☒ No   ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Spirit Realty Capital, Inc.     Yes  ☒ No   ☐         Spirit Realty, L.P.     Yes  ☐ No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Spirit Realty Capital, Inc.     Yes  ☒ No   ☐         Spirit Realty, L.P.     Yes  ☒ No   ☐
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
Spirit Realty Capital, Inc.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Spirit Realty, L.P.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Spirit Realty Capital, Inc.     Yes  ☐ No   ☒         Spirit Realty, L.P.     Yes  ☐ No   ☒
As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant's shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $6.1 billion based on the last reported sale price of $12.77 per share on the New York Stock Exchange on June 30, 2016.
The number of outstanding shares of Spirit Realty Capital, Inc.'s common stock, $0.01 par value, as of February 21, 2017, was 483,599,385 shares.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

Explanatory Notes

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
Spirit General OP Holdings, LLC ("OP Holdings") is the sole general partner of the Operating Partnership. The Company is a real estate investment trust, or REIT, and the sole member of OP Holdings, as well as the special limited partner of the Operating Partnership. As sole member of the general partner of our Operating Partnership, our Company has the full, exclusive and complete responsibility for our Operating Partnership’s day-to-day management and control.
We believe combining the annual reports on Form 10-K of our Company and Operating Partnership into a single report results in the following benefits:

•	enhancing investors’ understanding of our Company and Operating Partnership by enabling investors to view the business as a whole, reflective of how management views and operates the business;

•	eliminating duplicative disclosure and providing a streamlined presentation as a substantial portion of the disclosures apply to both our Company and Operating Partnership; and

•	creating time and cost efficiencies by preparing one combined report in lieu of two separate reports.
There are a few differences between our Company and Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand these differences in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership interests in our Operating Partnership. As a result, our Company does not conduct business itself, other than acting as the sole member of the general partner of our Operating Partnership, issuing equity from time to time and guaranteeing certain debt of our Operating Partnership. Our Operating Partnership holds substantially all the assets of our Company. Our Company issued convertible notes and guarantees some of the debt of our Operating Partnership, see footnote 4 to the combined, consolidated financial statements herein for further discussion. Our Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from issuance of convertible notes and equity issuances by our Company, which are generally contributed to our Operating Partnership in exchange for partnership units of our Operating Partnership, our Operating Partnership generates the capital required by our Company’s business through our Operating Partnership’s operations or our Operating Partnership’s incurrence of indebtedness.
The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of our Company and those of our Operating Partnership. The partnership units in our Operating Partnership are accounted for as partners’ capital in our Operating Partnership’s consolidated financial statements. There are no non-controlling interests in the Company or the Operating Partnership.
To help investors understand the significant differences between our Company and our Operating Partnership, this report presents the consolidated financial statements separately for our Company and our Operating Partnership. All other sections of this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our Company and our Operating Partnership.
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act, and 18 U.S.C. §1350, this report also includes separate “Item 9A. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of our Company and our Operating Partnership.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
401(k) Plan	Defined contribution retirement savings plan qualified under Section 401(k) of the Code
ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
Additional Collateral Deposit	A cash reserve deposit or letter of credit in the amount of $8.0 million required pursuant to an amendment of a certain CMBS loan agreement
AFFO	Adjusted Funds From Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Cole II Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	2015 credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDAR	Earnings Before Interest, Taxes, Depreciation, Amortization and Rent
EDF	Expected Default Frequency
Excess Cash	Rent received in excess of debt service obligations
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles in the United States
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IPO	Initial Public Offering

Definitions:
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Exchange Costs	Legal, accounting and financial advisory services costs incurred in connection with the Exchange Offer
Master Trust Notes	The Master Trust 2013 and Master Trust 2014, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made
Merger	The transaction in which the Corporation's prior legal entity merged into the Cole II legal entity
Merger Exchange Ratio	Merger exchange ratio of 1.9048
MGCL	Maryland General Corporation Law
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
Normalized Rental Revenue
Total rental revenues and earned income from direct financing leases from our owned properties during the final month of the reporting period, adjusted to exclude amounts from properties sold during that period and to include a full month of rental revenues for properties acquired during that period.

NYSE	New York Stock Exchange
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
PATH Act	Protecting Americans from Tax Hikes Act of 2015
REIT	Real Estate Investment Trust
Revolving Credit Facilities	The 2013 Credit Facility, the 2015 Credit Facility and Line of Credit, together
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$420.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TRS	Taxable REIT Subsidiaries
TSR	Total Shareholder Return
U.S.	United States

Unless otherwise indicated or unless the context requires otherwise, all references to the "registrant," the "Company," "Spirit Realty Capital," "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to the "Operating Partnership" refer to Spirit Realty, L.P. and its consolidated subsidiaries.

PART I

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic environment and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A. “Risk Factors - Special Note Regarding Forward-Looking Statements” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
Available Information
The Corporation's principal executive offices are located at 2727 North Harwood Street, Suite 300, Dallas, Texas 75201. Our telephone number at that location is 972-476-1900. We maintain a website at www.spiritrealty.com. On the Investor Relations page of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the Section 16 filings of our directors and officers, as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our Investor Relations page of our website are available to be viewed free of charge. Also available on our website, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer).
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
Item 1.    Business
The Company
The Corporation is a NYSE listed company under the symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities, including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate throughout the U.S., which is generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types.
As of December 31, 2016, our undepreciated gross investment in real estate and loans totaled approximately $8.2 billion, representing investments in 2,615 properties, including properties securing our mortgage loans. Of this amount,

99.2% consisted of our gross investment in real estate, representing ownership of 2,541 properties, and the remaining 0.8% consisted primarily of commercial mortgage loans receivable secured by 74 real properties.
As of December 31, 2016, our owned properties were approximately 98.2% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on Normalized Rental Revenue) of approximately 10.7 years. Our leases are generally long-term, with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of December 31, 2016, approximately 89% of our single-tenant leases (based on Normalized Rental Revenue) provided for increases in future annual base rent. See Item 2. "Properties - Our Real Estate Investment Portfolio" for further information on our properties and tenants.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1.0% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners and together own the remaining 99.0% of the Operating Partnership.
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
As of December 31, 2016, we had 84 employees, as compared to 71 employees as of December 31, 2015. None of these employees are represented by a labor union.
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
On July 17, 2013, we completed the acquisition of Cole II through the Merger. Our board of directors (including two additional members designated by Cole II) and executive team managed the surviving entity, which was renamed Spirit Realty Capital, Inc. and began trading on the NYSE under the symbol "SRC." Cole II was the "legal acquirer" in the Merger for certain legal and regulatory matters and the Corporation was deemed the "accounting acquirer" in the Merger for accounting and financial reporting purposes, including the financial information set forth herein.
Business and Growth Strategies
Our objective is to maximize stockholder value by seeking superior risk-adjusted returns with an emphasis on stable rental revenue, primarily by investing in and managing a portfolio of single-tenant, operationally essential retail real estate throughout the U.S. that is generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis. We generate revenue primarily by leasing our properties to our tenants. See Item 2. "Properties" for property information and Item 6. "Selected Financial Data" for additional financial and asset information.
Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans. We view our operations as one reporting segment consisting of net leasing operations. We intend to pursue our objective through the following business and growth strategies:
Focus on Small and Middle Market Companies. We primarily focus on investing in properties that we net lease to small and middle market companies with attractive credit characteristics and stable operating histories, but that may not carry a credit rating from a rating agency. This strategy offers us the opportunity to achieve superior risk-adjusted returns when coupled with our intensive credit and real estate analysis, lease structuring and ongoing portfolio management. Small and middle market companies are often willing to enter into leases with structures and terms we consider attractive (such as master leases, leases with rental escalations and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments. We may also selectively acquire properties leased to large companies where we believe that we can achieve superior risk-adjusted returns.

The following chart highlights the tenants that we target based on company size and corporate credit equivalent:

Structure and Manage Our Portfolio Using Our Developed Underwriting and Risk Management Processes. We seek to maintain the stability of our rental revenue and the long-term return on our investments by using our developed underwriting and risk management processes to structure and manage our portfolio. In particular, our underwriting and risk management processes emphasize the following:

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

◦
Leases with a Master Lease Structure. Where appropriate, we seek to enter into master leases whereby we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to separate lease payments relating to each individually leased properties. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. As of December 31, 2016, we had 147 active master leases with portfolios of leased properties ranging from 2 to 182 and a weighted average non-cancelable remaining lease term (based on Normalized Rental Revenues) of 13.7 years. Master lease revenues contributed approximately 45% of our Normalized Rental Revenue. Our largest master lease, consisting of 23 properties, contributed 2.9% of our Normalized Rental Revenue, and our smallest master lease, consisting of 5 properties, contributed less than 0.04% of our Normalized Rental Revenue for the month ended December 31, 2016. As of December 31, 2016, the majority of our master leases include between 2 and 10 properties.

◦
Active Management and Monitoring of Risks Related to Our Investments. When monitoring existing investments or evaluating new investments, we typically consider two broad categories of risk: (1) tenant financial distress risk; and (2) lease renewal risk. We seek to measure these risks through various processes, including the use of a credit modeling product that we license from Moody’s Analytics that estimates the performance of the leased properties relative to rental payments due under the leases and a review of current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate each of the above risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010.

◦
Portfolio Diversification. We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.5% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration. While we consider the foregoing when making investments, we have made, and may make investments in the future that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive.

Enhance Our Portfolio through Contractual Rental Growth. Approximately 89% of our single-tenant properties (based on Normalized Rental Revenue) contain contractual provisions that increase the rental revenue over the term of the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year.
Grow Our Portfolio through Selective Acquisitions. We selectively make acquisitions that we believe will contribute to our business objective. We believe there will be ample acquisition opportunities in the single-tenant market fitting our underwriting and acquisition criteria, which may include improving our portfolio’s tenant, industry and geographic diversification, among other rationale. Acquisitions of such properties or portfolios may be subject to existing indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.
Deleverage Our Portfolio. A significant amount of our secured debt is partially amortizing, and its principal amount will be reduced prior to the balloon payments due at maturity. Contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $182.3 million prior to January 1, 2022. We may selectively reduce our indebtedness using cash from operations in excess of our distributions or proceeds from equity offerings. We may also strategically replace or refinance certain indebtedness with proceeds from new borrowings that represent a more attractive cost of capital. We believe contractual rent growth, selective growth through acquisitions and the ongoing deleveraging of our portfolio will contribute to our cash available for distributions.
Dispose of Select Assets. We typically retain and manage real estate assets that fit within our investment criteria, which criteria are subject to change without notice to or vote by our stockholders. Additionally, management may elect to dispose of assets when it believes appropriate in view of our business objective, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, tenant operation type (e.g., industry, sector, or concept/brand), and asset zoning, as well as potential capital appreciation, potential uses of proceeds and tax considerations, among others.
Financing Strategy
Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We finance our operations and investments using a variety of methods, including available unrestricted cash balances, property operating revenue, proceeds from property dispositions, available borrowings under our 2015 Credit Facility and Term Loan, common stock issuances, and debt securities issuances, including mortgage indebtedness and senior unsecured debt. We determine the amount of equity and debt financing to be used when acquiring an asset by evaluating our cost of equity capital, terms available in the credit markets (such as interest rate, repayment provisions and maturity) and our assessment of the particular asset’s risk.
We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our Revolving Credit Facilities or to repay outstanding debt at or before maturity.
In November 2016, we filed a shelf registration statement with the SEC, which became immediately effective upon filing.  Under this shelf registration statement, we may offer shares of our common stock from time to time in amounts, at prices and on terms to be announced when and if such shares are offered. The specifics of any future offerings, along with the use of proceeds from any such offerings, will be described in detail in a prospectus supplement or other offering materials at the time of such offerings.
Historically, a significant portion of our debt has consisted of long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets. We have utilized our asset-backed securitization platform to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans under the Spirit Master Funding Program. In addition, we have issued senior unsecured debt securities and have obtained other senior unsecured debt at the Operating Partnership level. To the extent practicable, we expect to maintain a well-balanced debt profile with manageable and balanced maturities.
We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings under our available 2015 Credit Facility and Term Loan and occasionally through issuances of common stock and entering into secured and unsecured debt agreements.
We anticipate that we will continue to use a number of different sources to finance our acquisitions and operations going forward; however, we cannot assure you that we will have access to the capital and credit markets at times and at terms that are acceptable to us.
Recent Developments
Financing Activities
2015 Credit Facility
On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The 2015 Credit Facility also includes a swing-line loan and letters of credit, which reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P, allowing the Operating Partnership to elect to change the interest rate grid from leverage based pricing to credit based pricing. Under credit based pricing, the 2015 Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating.
Term Loan
In April 2016, the Corporation received a first time rating of BBB- from Fitch and was updated to a BBB- corporate issuer rating by S&P, allowing the Operating Partnership to elect to change the interest rate grid from leverage based pricing to credit based pricing. Under credit rating based pricing, borrowings bear interest at a rate equal to LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit rating. On December 19, 2016, the Company increased the term facility from $370.0 million to $420.0 million.
Senior Unsecured Notes
In August 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount of senior notes through a Rule 144A offering with registration rights, which are guaranteed by the Corporation. The Senior Unsecured Notes were issued at 99.378% of their principal amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.450% per year, payable on March 15 and September 15 of each year, until the maturity date of September 15, 2026.
Issuance of Common Stock
In April 2016, the Corporation completed an underwritten public offering of 34.5 million shares of its common stock at $11.15 per share, including 4.5 million shares issued pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $384.7 million and net proceeds were approximately $368.9 million after underwriter discounts and offering costs paid by the Corporation.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Description of Certain Debt” for further information on our debt and equity financings.
Real Estate Portfolio Activities
Tenant Concentration
Shopko is our most significant tenant, representing 8.2% of our Normalized Rental Revenue for the month ended December 31, 2016. Shopko leases 114 properties under 13 separate master leases and two properties under individual ground leases with four indirect wholly-owned subsidiaries of ours. We took a number of steps during 2015 and 2014 to reduce the tenant concentration of Shopko assets below 10%, which we accomplished during the third quarter of 2015. We continue to take steps to decrease our concentration of Shopko assets, as we grow our existing portfolio base and continue to effect strategic dispositions.
During the month ended December 31, 2016, no other tenant exceeded 3.0% of our Normalized Rental Revenue, and no one single property contributed more than 1.5% of our Normalized Rental Revenue. See Item 2. “Properties - Our Real Estate Investment Portfolio" for further information on our ten largest tenants and the composition of our tenant base.
Acquisition and Dispositions
During the year ended December 31, 2016, we purchased 269 properties, representing an aggregate gross investment of $704.9 million, which includes $20.5 million in revenue producing follow-on investments in existing properties. The properties acquired had a weighted average lease term of 15.0 years. During the same period, we sold 213 properties for $584.9 million in gross sales proceeds. See Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion of our investments.
Restatement and Remediation
In October 2016, we identified a deficiency in our internal control over financial reporting, which was considered to be a material weakness and led to the restatement of our audited consolidated financial statements for the year ended December 31, 2015 and our interim unaudited consolidated financial statements for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, March 31, 2016 and June 30, 2016. Management has concluded that the material weakness disclosed in the Company's Annual Report on Form 10-K/A, as amended, for the fiscal year ended December 31, 2015, has been fully remediated and that the Company's disclosure controls and procedures and internal control over financial reporting were effective at December 31, 2016, as discussed in detail in Item 9A. Controls and Procedures.
Competition
We face competition for acquisitions from investors, including traded and non-traded public REITs, and private equity and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such. This competition will increase if investments in real estate become more attractive relative to other forms of investment.
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
Environmental Matters
Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral and may adversely impact our investment in that property.
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
Insurance
Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Under such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See Item 1A. “Risk Factors - Risks Related to Our Business and Properties - Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.”
In addition to being a co-insured on our tenants’ liability policies, we separately maintain commercial general liability coverage with per location limits of $1.0 million for each occurrence and $2.0 million general aggregate, and no policy maximum. We also maintain primary property coverage on (i) all unleased properties, (ii) all properties for which such coverage is not required to be carried by a tenant and (iii) all properties for which we obtain such coverage but the costs of which are reimbursed by tenants. In addition, we maintain excess property coverage on all remaining properties and other property coverage as may be required by our lenders.

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

Risks Related to Our Business and Properties
Risks related to commercial real estate ownership could reduce the value of our properties.
Our core business is the ownership of real estate that is leased to retail, service and distribution companies on a triple-net basis. Accordingly, our performance is subject to risks inherent to the ownership of commercial real estate, including:

•	inability to collect rent from tenants due to financial hardship, including bankruptcy;

•	changes in local real estate markets resulting in the lack of availability or demand for single-tenant retail space;

•	changes in consumer trends and preferences that reduce the demand for products/services of our tenants;

•	inability to lease or sell properties upon expiration or termination of existing leases;

•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

•	subjectivity of real estate valuations and changes in such valuations over time;

•	illiquid nature of real estate compared to most other financial assets;

•	changes in laws and regulations, including those governing real estate usage and zoning;

•	changes in interest rates and the availability of financing; and

•	changes in the general economic and business climate.
The occurrence of any of the risks described above may cause the value of our real estate to decline, which could materially and adversely affect us.
Credit and capital market conditions may adversely affect our access to and/or the cost of capital.
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
Our tenants may fail to successfully operate their businesses, which could adversely affect us.
The success of our investments is materially dependent on the financial stability of our tenants’ financial condition and leasing practices. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial condition of our tenants and result in a decline in rent or an increased incidence of default under existing leases. Such adverse economic conditions may also reduce overall demand for rental space, which could adversely affect our ability to maintain our current tenants and attract new tenants.
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
Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the U.S. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant reduction in, or elimination of, our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. The failure or default of a tenant under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to individually remove underperforming properties from the portfolio of properties leased from us, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us could materially and adversely affect us.
A substantial number of our properties are leased to one tenant, which may result in increased risk due to tenant and industry concentration.
Currently, we lease 116 properties to Shopko, primarily pursuant to 13 master leases. The Shopko leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko. Revenues generated from Shopko represented 8.2% of our Normalized Rental Revenue for the month ended December 31, 2016. Because a significant portion of our revenues are derived from rental revenues received from Shopko, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect us.
As a result of the significant number of properties leased to Shopko, our results of operations and financial condition are closely tied to Shopko's performance under its leases, which is ultimately tied to the performance of its stores and the retail industry in which it operates. Shopko operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and large communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Shopko is subject to the following risks, as well as other risks that we are not currently aware of, that could adversely affect its performance and thus its ability to pay rent to us:

•
The retail industry in which Shopko operates is highly competitive, which could limit its growth opportunities and reduce profitability. Shopko competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. It faces strong competition from large national discount retailers, such as Walmart, Kmart and Target, and mid-tier merchants such as Kohl’s and J.C. Penney.

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
A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be creditworthy. Many of our tenants are required to provide financial information, which includes balance sheet, income statement and cash flow statement data, on a quarterly and/or annual basis, and approximately 49.7% of our lease investment portfolio requires the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an EDF and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s, S&P, or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.
Decrease in demand for retail and restaurant space may materially and adversely affect us.
As of December 31, 2016, leases representing approximately 69% and 17% of our Normalized Rental Revenue were with tenants in the retail and restaurant industries, respectively, and we may acquire additional retail and restaurant properties in the future. Accordingly, decreases in the demand for retail and/or restaurant spaces adversely impact us. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for retail and restaurant space, which could materially and adversely affect us.
High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.
As of December 31, 2016, 12.5% of our portfolio (as a percentage of Normalized Rental Revenue) was located in Texas, representing the highest concentration of our assets. Geographic concentration exposes us to greater economic or regulatory risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing expiring leases and leasing vacant space), optimize our tenant mix or lease properties on more economically favorable terms. As of December 31, 2016, leases representing approximately 3.6% of our rental revenue will expire during 2017. As of December 31, 2016, 46 of our properties, representing approximately 1.8% of our total number of owned properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties, which could materially and adversely affect us.
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
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.
Our future results will suffer if we do not effectively manage our expanded operations.
We may continue to expand our operations through additional acquisitions and other strategic transactions, and modernize our information technology and management systems through new systems implementations, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs and regulatory compliance, and develop and maintain other necessary systems, processes and internal controls. We cannot guarantee that our expansion or acquisition opportunities will be successful or that we will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
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
Any material failure, weakness, interruption or breach in security of our information systems could prevent us from effectively operating our business.
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
Our investments in mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans.
Our investments in mortgage loans are subject to risk of default by the borrowers and to interest rate risks. To the extent we incur delays in liquidating defaulted mortgage loans, we may not be able to obtain all amounts due to us under such loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans. If the values of the underlying properties decline, the value of the collateral securing our mortgage loans will also decline and if we were to foreclose on any of the properties securing the mortgage loans, we may not be able to sell or lease them for an amount equal to the unpaid amounts due to us under the mortgage loans. As such, defaults on mortgage loans in which we invest may materially and adversely affect us.
Inflation may materially and adversely affect us and our tenants.
Increased inflation could have a negative impact on variable-rate debt we currently have or that we may incur in the future. Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Because tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expenses, which could increase our exposure to inflation. Additionally, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Increased costs may also have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.

The market price and trading volume of our common stock may fluctuate or decline.
The market price and trading volume of our common stock may fluctuate widely due to various factors, including:

•	actual or anticipated variations in our or our competitors' quarterly operating results or distributions;

•	publication of research reports about us, our competitors or the real estate industry;

•	adverse market reaction to any additional indebtedness we incur or debt or equity securities we or the Operating Partnership issue in the future;

•	additions or departures of key management personnel;

•	changes in our credit ratings;

•	the financial condition, performance and prospects of our tenants; and

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.
We may issue shares of our common stock or other securities without stockholder approval, including shares issued to satisfy REIT dividend distribution requirements. The Operating Partnership may issue partnership interests to third parties, and such partnership interests would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when partnership interests in the Operating Partnership are issued. Our existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities by us or the Operating Partnership may dilute stockholder investment.
If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
In October 2016, we identified a deficiency in our internal control over financial reporting, which was considered to be a material weakness and led to the restatement of our audited consolidated financial statements for the year ended December 31, 2015 and our interim unaudited consolidated financial statements for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, March 31, 2016 and June 30, 2016. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness related to our failure to maintain effective procedures and controls over the evaluation of and accounting for goodwill related to the disposal of assets and the allocation of goodwill to held for sale assets in determining impairment charges. To fully remediate the material weakness, we designed and implemented additional controls, including the performance of additional analyses and procedures. The Company has remediated the material weakness as-of December 31, 2016. However, there is no assurance that other deficiencies will not be identified in the future.
As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such weaknesses or deficiencies, we will make efforts to further improve our internal control over financial reporting controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.
Changes in market interest rates may adversely impact the value of our common stock.
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
In order to maintain our qualification as a REIT, we are required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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
Historically, we have raised a significant amount of debt capital through our Spirit Master Funding Program and the CMBS market. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. As of December 31, 2016, we had issued notes under our Spirit Master Funding Program in eight different classes over five separate issuances with an aggregate outstanding principal balance of $1.67 billion. The Master Trust Notes had a weighted average maturity of 6.2 years as of December 31, 2016. In addition, we had CMBS loans with an aggregate outstanding principal balance of $0.53 billion and an average maturity of 3.8 years as of December 31, 2016. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our Spirit Master Funding Program, subject to certain conditions, we may substitute real estate collateral within our two securitization trusts from time to time. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our Spirit Master Funding Program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.
Dispositions of real estate assets could change the holding period assumption in our valuation analyses, which could result in material impairment losses and adversely affect our financial results.
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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our Chief Executive Officer and Chairman of our board of directors, Thomas H. Nolan, Jr., our President and Chief Operating Officer, Jackson Hsieh, our Executive Vice President and Chief Financial Officer, Phillip D. Joseph, Jr., and our Executive Vice President and Chief Acquisitions Officer, Boyd Messmann, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel.
Many of our other key executive personnel, particularly our senior vice presidents, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.
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
Costs of compliance with, or liabilities related to, environmental laws may materially and adversely affect us.
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
Insurance on our properties may not adequately cover all losses, which could materially and adversely affect us.
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
Our properties are subject to the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases and financing agreements to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, our tenants' ability to cover the costs could be adversely affected. We may be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.
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
Additionally, the FASB is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. In particular, FASB issued a new accounting standard that requires companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. For public companies, this new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet” upon adoption of this rule. This change removes many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. Additionally, it could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on the balance sheet. This new standard could also make lease renewal options less attractive, because, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
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
Risks Related to Our Indebtedness
We have approximately $3.75 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of December 31, 2016, the total principal balance outstanding on our indebtedness was approximately $3.75 billion, of which $420.0 million outstanding under the Term Loan and $86.0 million outstanding under the 2015 Credit Facility incur interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	for our variable interest rate debt, increases in interest rates could increase our interest expense;

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
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2017 and 2018 is $372.7 million and $795.2 million, respectively. Debt service for 2017 also includes $26.6 million for the acceleration of principal payable following an event of default under 2 separate CMBS loans with stated maturities in 2017.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have balloon maturities, excluding debt extendible at our option, of $187.9 million and $182.8 million in 2017 and 2018, respectively, including $26.6 million on defaulted loans. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral.
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

If an event of default occurs under certain of our CMBS loans, if the master tenants at the properties that secure the CMBS loans fail to maintain certain EBITDAR ratios or if an uncured monetary default exists under the master leases, then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us until the terms are cured or the debt refinanced. If the financial performance of the collateral for our indebtedness under our Spirit Master Funding Program fails to achieve certain financial performance criteria, cash from such collateral may be unavailable to us until the terms are cured or the debt refinanced. Such cash sweep triggering events have occurred previously and may be ongoing from time to time. The occurrence of these events limit the amount of cash available to us for use in our business and could limit or eliminate our ability to make distributions to our common stockholders.
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
Risks Related to Our Organizational Structure
Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in the interest of our stockholders.
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
As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, our stockholders' and our ability to recover damages from such director or officer will be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.
We are a holding company with no direct operations and will rely on funds received from the Operating Partnership to pay liabilities.
We are a holding company and conduct substantially all of our operations through the Operating Partnership. We do not have, apart from an interest in the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
We own directly or indirectly 100% of the interests in the Operating Partnership. However, in connection with our future acquisition of properties or otherwise, we may issue partnership interests of the Operating Partnership to third parties. Such issuances would reduce our ownership in the Operating Partnership. Because our stockholders will not directly own partnership interests of the Operating Partnership, they will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.
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
We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we have qualified as a REIT or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
The Operating Partnership is currently treated as a partnership for federal income tax purposes and, therefore, is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership or limited liability company as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.
Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.
Our TRS may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.
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
We may be forced to borrow funds to maintain our REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us.
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
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us.  Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.
Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
Our Real Estate Investment Portfolio
As of December 31, 2016, our investment in real estate and loans totaled approximately $8.2 billion, representing investments in 2,615 properties. Of this amount, 99.2% consisted of our investment in real estate, representing ownership of 2,541 properties, and the remaining 0.8% consisted primarily of commercial mortgage loans receivable secured by 74 real properties. Over 84.0% of our leases (based on Normalized Rental Revenue) as of December 31, 2016 are triple-net, under which the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Property Portfolio Information
Our diverse real estate portfolio at December 31, 2016 consisted of 2,541 owned properties:

•	leased to 450 tenants;

•	located in 49 states, as well as in the U.S. Virgin Islands, with only 5 states each contributing 5% or more of our Normalized Rental Revenue;

•	operating in 28 different industries;

•	with an occupancy rate of 98.2%; and

•	with a weighted average remaining lease term of 10.7 years.
Property Portfolio Diversification
The following tables present the diversity of our properties owned at December 31, 2016. The portfolio metrics are calculated based on the percentage of Normalized Rental Revenue.
Diversification By Tenant
The following table sets forth information regarding the diversification of our owned real estate properties among different tenants as of December 31, 2016:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue
Shopko	116	7,798	8.2%
Walgreen Company	49	722	2.7
AMC Entertainment, Inc.	17	862	2.3
Cajun Global, LLC	192	271	2.2
AB Acquisition, LLC	23	1,030	2.1
Alimentation Couche-Tard, Inc.	83	250	1.9
Academy, LTD	6	2,769	1.9
Regal Entertainment Group	15	656	1.5
GPM Investments, LLC	105	272	1.5
CVS Caremark Corporation	36	405	1.5
Other	1,853	35,823	74.2
Vacant	46	2,029	—
Total	2,541	52,887	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.

Diversification By Industry
The following table sets forth information regarding the diversification of our owned real estate properties among different industries as of December 31, 2016:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue
General Merchandise	156	9,224	9.9%
Restaurants - Casual Dining	339	2,041	8.9
Restaurants - Quick Service	588	1,359	8.1
Movie Theaters	60	3,012	7.4
Convenience Stores	347	1,100	7.0
Grocery	66	3,127	6.2
Drug Stores / Pharmacies	111	1,560	5.3
Medical / Other Office	122	1,293	4.8
Sporting Goods	29	4,209	4.2
Health and Fitness	45	1,800	4.0
Automotive Parts and Service	185	1,338	3.7
Entertainment	23	1,129	2.9
Home Furnishings	33	2,305	2.8
Education	54	821	2.6
Building Materials	64	2,291	2.5
Apparel	13	2,321	2.5
Specialty Retail	30	1,630	2.4
Automotive Dealers	23	665	2.3
Home Improvement	13	1,656	2.0
Distribution	13	1,372	1.9
Car Washes	37	217	1.6
Manufacturing	19	2,662	1.4
Dollar Stores	83	859	1.3
Consumer Electronics	10	529	1.1
Pet Supplies and Service	4	1,016	*
Wholesale Clubs	4	393	*
Office Supplies	17	400	*
Financial Services	4	372	*
Other	3	157	*
Vacant	46	2,029	—
Total	2,541	52,887	100.0%
* Less than 1%

Diversification By Asset Type
The following table sets forth information regarding the diversification of our owned real estate properties among different asset types as of December 31, 2016:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue
Retail	2,345	39,553	86.0%
Industrial	73	11,069	8.0
Office	123	2,265	6.0
Total	2,541	52,887	100.0%
Diversification By Geography
The following table sets forth information regarding the geographic diversification of our owned real estate properties as of December 31, 2016:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue
Texas	313	6,475	12.5%
Georgia	187	3,378	6.3
Illinois	118	3,626	5.8
Florida	151	1,439	5.3
California	59	1,483	5.2
Ohio	129	2,417	4.6
Wisconsin	52	3,464	4.1
Minnesota	56	2,276	3.4
Michigan	140	1,921	3.4
Tennessee	109	1,403	2.9
Indiana	81	1,253	2.7
Missouri	91	1,389	2.7
North Carolina	71	1,408	2.7
Alabama	110	830	2.5
Arizona	57	753	2.5
South Carolina	46	962	2.1
Virginia	61	1,371	2.0
Colorado	33	1,040	1.9
Pennsylvania	55	1,119	1.8
Kansas	40	852	1.7
Nevada	6	1,039	1.6
New Mexico	39	548	1.6
Oklahoma	68	559	1.5
New York	39	738	1.5
Kentucky	49	635	1.5
Washington	25	726	1.5
Arkansas	52	618	1.2
New Jersey	15	895	1.2
Massachusetts	4	1,125	1.1
Oregon	14	453	1.1
Idaho	16	679	1.1

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Normalized Rental Revenue
Iowa	35	638	1.0
Mississippi	46	422	1.0
New Hampshire	16	640	*
Louisiana	28	224	*
Maryland	19	242	*
Nebraska	14	521	*
Connecticut	5	686	*
South Dakota	9	395	*
Montana	7	430	*
West Virginia	18	297	*
Utah	9	806	*
North Dakota	5	236	*
Maine	26	79	*
Wyoming	9	185	*
Rhode Island	4	117	*
Alaska	1	38	*
Delaware	1	50	*
Virgin Islands	1	5	*
Vermont	2	2	*
Total	2,541	52,887	100.0%
* Less than 1%
Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of December 31, 2016. As of December 31, 2016, the weighted average remaining non-cancelable initial term of our leases (based on Normalized Rental Revenue) was 10.7 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Normalized Rental Revenue Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Expiring Annual Rental Revenue
2017	69	$3,052	23,501	3.6%
2018	70	1,885	22,184	3.4
2019	106	1,920	19,868	3.1
2020	74	1,674	20,669	3.2
2021	188	3,905	47,012	7.3
2022	97	2,148	26,296	4.1
2023	109	3,440	34,444	5.3
2024	58	1,207	21,106	3.3
2025	78	2,116	37,254	5.8
2026	200	5,311	47,094	7.3
Thereafter	1,446	24,200	346,502	53.6
Vacant	46	2,029	—	—
Total owned properties	2,541	$52,887	645,930	100.0%
(1) Normalized Rental Revenue multiplied by twelve.

Table of Contents

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
Spirit Realty Capital, Inc.
Our common stock is traded on the NYSE under the symbol “SRC.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and dividends declared per share of common stock, for the periods indicated.

	Price Per Share of Common Stock		Dividends
	High	Low	Declared
2016
First quarter	$11.25	$9.10	$0.17500
Second quarter	12.77	10.87	0.17500
Third quarter	13.88	12.78	0.17500
Fourth quarter	13.10	10.26	0.18000
Total			$0.70500

2015
First quarter	$12.99	$11.66	$0.17000
Second quarter	12.40	9.67	0.17000
Third quarter	10.55	9.04	0.17000
Fourth quarter	10.40	9.33	0.17500
Total			$0.68500
The closing sale price per share of our common stock on February 21, 2017, as reported by the NYSE, was $10.84. As of February 21, 2017, there were approximately 2,827 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Spirit Realty, L.P.
Spirit Realty Capital, Inc. directly or indirectly owns all of Spirit Realty, L.P.'s partnership units. Therefore there is no established trading market for Spirit Realty, L.P.'s partnership units. The following table sets forth the distributions we declared with respect to Spirit Realty, L.P.'s partnership units for the periods indicated:

Distributions Declared
2016
First quarter	$0.17500
Second quarter	0.17500
Third quarter	0.17500
Fourth quarter	0.18000
Total	$0.70500

2015
First quarter	$0.17000
Second quarter	0.17000
Third quarter	0.17000
Fourth quarter	0.17500
Total	$0.68500
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
Spirit Realty Capital, Inc.
None.
Spirit Realty, L.P.
None.
Issuer Purchases of Equity Securities
Spirit Realty Capital, Inc.
None.
Spirit Realty, L.P.
None.
Equity Compensation Plan Information
Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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
The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on September 20, 2012 and ending on December 31, 2016, with stock prices retroactively adjusted for the Merger Exchange Ratio. The graph assumes a $100 investment in each of the indices on September 20, 2012 and the reinvestment of all dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ended
Index:	9/20/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Spirit Realty Capital, Inc.	$100	$121	$136	$175	$158	$181
S&P 500	$100	$98	$127	$141	$140	$153
NAREIT US Equity REIT Index	$100	$101	$104	$135	$139	$151

Item 6.    Selected Financial Data
The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016 (1)	2015 (1)	2014 (1)	2013 (1)	2012
	(Dollars in thousands, except share and per share data)
Operating Data:
Revenues:
Rentals	$648,363	$634,151	$574,456	$404,402	$266,567
Interest income on loans receivable	5,253	6,948	7,239	5,928	5,696
Earned income from direct financing leases	2,742	3,024	3,343	1,572	—
Tenant reimbursement income	14,125	15,952	13,085	5,637	—
Other income	15,491	7,260	4,748	1,928	852
Total revenues	685,974	667,335	602,871	419,467	273,115
Expenses:
General and administrative	52,615	47,730	42,637	35,146	36,252
Restructuring charges	6,341	7,056	—	—	—
Finance restructuring costs	—	—	13,022	717	—
Merger costs	—	—	—	56,644	—
Property costs	30,839	27,715	23,383	11,760	5,176
Real estate acquisition costs	3,229	2,739	3,631	1,718	1,054
Interest	196,586	222,901	220,070	179,267	156,220
Depreciation and amortization	262,276	260,633	247,966	164,054	104,984
Impairments (recoveries)	88,275	70,695	37,598	(185)	8,918
Total expenses	640,161	639,469	588,307	449,121	312,604
Income (loss) from continuing operations before other expense and income tax expense	45,813	27,866	14,564	(29,654)	(39,489)
Other expense:
Gain (loss) on debt extinguishment	233	(3,162)	(64,750)	(2,405)	(32,522)
Total other income (expense)	233	(3,162)	(64,750)	(2,405)	(32,522)
Income (loss) from continuing operations before income tax expense	46,046	24,704	(50,186)	(32,059)	(72,011)
Income tax expense	(965)	(601)	(673)	(1,113)	(504)
Income (loss) from continuing operations	45,081	24,103	(50,859)	(33,172)	(72,515)
Discontinued operations: (2)
Income (loss) from discontinued operations	—	98	3,368	(4,530)	(369)
Gain (loss) on disposition of assets	—	590	325	36,086	(3,349)
Income (loss) from discontinued operations	—	688	3,693	31,556	(3,718)

Income (loss) before gain on disposition of assets	45,081	24,791	(47,166)	(1,616)	(76,233)
Gain on disposition of assets	52,365	68,421	10,221	—	—
Net income (loss)	97,446	93,212	(36,945)	(1,616)	(76,233)
Less: preferred dividends	—	—	—	—	(63)
Net income (loss) attributable to common stockholders	$97,446	$93,212	$(36,945)	$(1,616)	$(76,296)

Net income (loss) per share of common stock—basic:
Continuing operations	$0.21	$0.21	$(0.11)	$(0.14)	$(0.92)
Discontinued operations	—	—	0.01	0.13	(0.05)
Net income (loss) per share attributable to common stockholders—basic	$0.21	$0.21	$(0.10)	$(0.01)	$(0.97)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.21	$0.21	$(0.11)	$(0.14)	$(0.92)
Discontinued operations	—	—	0.01	0.13	(0.05)
Net income (loss) per share attributable to common stockholders—diluted	$0.21	$0.21	$(0.10)	$(0.01)	$(0.97)
Weighted average shares of common stock outstanding:
Basic common shares (3)	469,217,776	432,222,953	386,809,746	255,020,565	78,625,102
Diluted common shares (3)	469,246,265	432,545,625	386,809,746	255,020,565	78,625,102

Dividends declared per common share issued (4)	$0.70500	$0.68500	$0.66875	$0.65843	$0.17480

(1) As a result of the Merger completed on July 17, 2013, Operating Data includes the results of operations from the acquired properties for a full year in 2016, 2015 and 2014 and for less than half a year in 2013.

(2) Includes gains, losses and results of operations from all property dispositions and from properties classified as held for sale at the end of the period for all periods prior to 2014. During 2015 and 2014, only those properties classified as held for sale as of December 31, 2013 were reported as discontinued operations.

(3) Historical weighted average number of shares of common stock outstanding (basic and diluted) have been adjusted for the Merger Exchange Ratio. No potentially dilutive securities were included as their effect would be anti-dilutive on results from continuing operations.

(4) Dividends declared per common share issued for the years ended December 31, 2013 and 2012 have been adjusted for the Merger.

	Years Ended December 31,
	2016 (1)	2015 (1)	2014 (1)	2013 (1)	2012
	(Dollars in thousands)
Balance Sheet Data (end of period):
Gross investments, including related lease intangibles	$8,247,654	$8,302,688	$8,043,497	$7,235,732	$3,654,925
Net investments	7,272,655	7,425,719	7,316,694	6,743,439	3,119,608
Cash and cash equivalents	10,059	21,790	176,181	66,588	73,568
Total assets (3)	7,677,971	7,891,039	7,964,230	7,207,775	3,245,938
Total debt, net (3)	3,664,628	4,092,787	4,323,302	3,758,241	1,893,139
Total liabilities (3)	3,995,863	4,429,165	4,652,568	4,093,034	1,992,495
Total stockholders' equity (2)	3,682,108	3,461,874	3,311,662	3,114,741	1,253,443

Other Data:
FFO (4)	$394,952	$354,686	$238,105	$139,487	$52,830
AFFO (4)	$412,999	$378,050	$322,400	$208,853	$119,248
Number of properties in investment portfolio	2,615	2,629	2,509	2,186	1,207
Owned properties occupancy at period end (based on number of properties)	98%	99%	98%	99%	99%
(1) As a result of the Merger completed on July 17, 2013, Balance Sheet Data and Other Data include the impact of the acquired properties as of and for the years ended December 31, 2016, 2015, 2014 and 2013.
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
(4) We calculate FFO in accordance with the standards established by the NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Therefore, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including merger, finance and other restructuring costs, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do and, accordingly, our AFFO may not be comparable to such other equity REITs' AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income determined in accordance with GAAP as a performance measure. The following table sets forth a reconciliation of our FFO and AFFO to net income (loss) (computed in accordance with GAAP) for the periods presented.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Net income (loss) attributable to common stockholders (1)	$97,446	$93,212	$(36,945)	$(1,616)	$(76,296)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	261,799	260,257	247,587	163,874	104,929
Discontinued operations	—	—	—	3,545	7,116
Portfolio impairments
Continuing operations	88,072	70,197	37,592	183	9,098
Discontinued operations	—	34	417	9,587	4,634
Realized (gain) loss on sales of real estate (2)	(52,365)	(69,014)	(10,546)	(36,086)	3,349
Total adjustments	297,506	261,474	275,050	141,103	129,126

FFO	$394,952	$354,686	$238,105	$139,487	$52,830
Add/(less):
(Gain) loss on debt extinguishment
Continuing operations	(233)	3,162	64,750	2,405	32,522
Discontinued operations	—	—	—	(1,028)	—
Restructuring charges	6,341	7,056	—	—	—
Loss on derivative instruments related to term note extinguishment	3,629	—	—	—	8,688
Expenses incurred to secure lenders’ consents to the IPO	—	—	—	—	4,743
Expenses incurred to amend term note	—	—	—	—	—
Litigation	—	—	—	—	—
Cole II Merger related costs (3)	—	—	—	66,700	—
Master Trust Exchange Costs	—	—	13,022	717	—
Real estate acquisition costs	3,229	2,739	3,631	1,718	1,054
Non-cash interest expense	15,380	10,367	5,175	8,840	16,495
Non-cash revenues	(26,333)	(20,930)	(16,732)	(18,755)	(3,015)
Accrued interest and fees on defaulted loans	4,740	7,649	3,103	—	—
Swap termination costs (4)	1,724	—	—	—	—
Non-cash compensation expense	9,570	13,321	11,346	8,769	5,931
Total adjustments to FFO	18,047	23,364	84,295	69,366	66,418

AFFO (8)	$412,999	$378,050	$322,400	$208,853	$119,248

FFO per share of common stock
Diluted (5) (6)	$0.84	$0.82	$0.61	$0.54	$0.57
AFFO per share of common stock
Diluted (5) (7)	$0.88	$0.87	$0.83	$0.81	$1.14
Weighted average shares of common stock outstanding:
Basic	469,217,776	432,222,953	386,809,746	255,020,565	78,625,102
Diluted	469,246,265	432,545,625	387,585,580	255,210,757	112,509,283
(1) Amount is net of distributions paid to preferred stockholders for the years ended December 31, 2012.
(2) Includes amounts related to discontinued operations.
(3) Includes $10.1 million of interest expense charges related to the Merger.
(4) Included in general and administrative expenses.
(5) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(6) FFO per share for the years ended December 31, 2016, 2015, 2014 and 2013 deducts dividends paid to participating stockholders of $614, $696, $1,099 and $1,291, respectively, in its computation. FFO per share for the year ended December 31, 2012 adds back cash and non-cash interest savings under the "if converted method" of $11,578 for assumed conversion of the term note in the computation of diluted FFO per share.

(7) AFFO per share for the years ended December 31, 2016, 2015, 2014 and 2013 deducts dividends paid to participating stockholders of $614, $696, $1,099 and $1,291, respectively, in its computation. AFFO per share for the year ended December 31, 2012 adds back cash interest savings under the "if converted method" of $9,020 for assumed conversion of the term note in the computation of diluted AFFO per share.
(8) For the year ended December 31, 2016, Net Income Attributable to Common Stockholders includes compensation for lost rent received from the Haggen Holdings, LLC settlement for 6 rejected stores as follows (in millions):

Contractual rent from date of rejection through either sale or December 31, 2016	$1.3
Three months of prepaid rent for the 3 stores subsequently sold	0.5
Total included in AFFO	$1.8
Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA

	December 31,
	2016	2015
	(in thousands)
Revolving credit facilities	$86,000	$—
Term loan, net	418,471	322,902
Senior unsecured notes	295,112	—
Mortgages and notes payable, net	2,162,403	3,079,787
Convertible notes, net	702,642	690,098
	3,664,628	4,092,787
Add/(less):
Unamortized debt discount, net	52,894	52,203
Unamortized deferred financing costs	37,111	41,577
Cash and cash equivalents	(10,059)	(21,790)
Cash reserves on deposit with lenders as additional security classified as other assets	(11,757)	(24,660)
Total adjustments	68,189	47,330
Adjusted Debt (1)	$3,732,817	$4,140,117

	Three Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Net income attributable to common stockholders	$988	$6,301
Add/(less): (2)
Interest	46,744	54,147
Depreciation and amortization	68,049	65,173
Income tax (benefit) expense	33	(106)
Total adjustments	114,826	119,214
EBITDA	$115,814	$125,515
Add/(less): (2)
Restructuring charges	615	6,956
Other non-routine costs in G&A associated with headquarter relocation	187	—
Real estate acquisition costs	1,137	617
Impairments	46,379	13,691
Realized gain on sales of real estate	(13,144)	(2,131)
Loss on debt extinguishment	93	5,651
Total adjustments to EBITDA	35,267	24,784
Adjusted EBITDA (3)	$151,081	$150,299
Annualized Adjusted EBITDA (4)	$604,324	$601,196

Adjusted Debt / Annualized Adjusted EBITDA (5)	6.2	6.9

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
We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential retail real estate throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants.
We generate our revenue primarily by leasing our properties to our tenants. As of December 31, 2016, our undepreciated investment in real estate and loans totaled approximately $8.2 billion, representing investments in 2,615 properties, including properties securing our mortgage loans. Of this amount, 99.2% consisted of our investment in real estate, representing ownership of 2,541 properties, and the remaining 0.8% consisted of commercial mortgage and other loans receivable primarily secured by the remaining 74 real properties or other related assets.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1.0% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners and together own the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
As of December 31, 2016, our owned properties were approximately 98.2% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on Normalized Rental Revenue) of approximately 10.7 years. As of December 31, 2016, approximately 89% of our single-tenant properties (based on Normalized Rental Revenue) provided for increases in future annual base contractual rent.

2016 Highlights
For the year ended December 31, 2016:

•	Total revenues grew 2.8% to $686.0 million compared to the prior year.

•	Generated net income of $0.21 per diluted share, AFFO of $0.88 per diluted share and FFO of $0.84 per diluted share.

•
Closed 59 real estate transactions totaling $704.9 million, including revenue producing capital expenditures, adding 269 properties to our portfolio, earning an initial weighted average cash yield of 7.53% under leases with an average term of 15.0 years.

•
Sold 213 properties for $584.9 million in gross proceeds, including 108 income producing properties sold to 84 Properties, LLC for $205.7 million, with a weighted average capitalization rate of of 7.38% on 187 income producing properties. Excluding the sale to 84 Properties, LLC, we sold 105 properties for $379.2 million, with a weighted average capitalization rate of 6.65% on 79 income producing properties.

•	Reduced Shopko concentration to 8.2% at December 31, 2016 from 9.1% at December 31, 2015.

•	Strengthened our balance sheet:

◦	Issued 34.5 million shares of common stock in a follow-on offering at $11.15 per share, including the underwriter’s option to purchase additional shares, raising net proceeds of $368.9 million.

◦	Sold 6.3 million shares of common stock under our ATM program, at a weighted average share price of $12.47, generating aggregate net proceeds of $77.7 million.

◦	Increased the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the credit agreement.

◦	Increased the borrowing capacity of the Term Loan from $370.0 million to $420.0 million by partially exercising the accordion feature under the terms of the credit agreement.

◦	Sold $300.0 million aggregate principal amount of senior unsecured notes. The Senior Unsecured Notes accrue interest at a rate of 4.45% per year and mature in 2026.

◦	Extinguished $883.0 million of high coupon debt that had a 6.01% weighted average rate.

◦	Unencumbered assets totaled $4.8 billion at December 31, 2016, or approximately 58.8% of our gross real estate investments, an increase of $1.7 billion compared to December 31, 2015.
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
In the year ended December 31, 2016, we acquired 269 properties for a gross investment of $704.9 million in 59 real estate transactions, including follow-on investments of $20.5 million, with a weighted average initial cash yield of 7.53% and a weighted average remaining lease term of 15.0 years. Of the 269 properties acquired during 2016, 59.2% of the gross investments were direct sale leasebacks and 72.0% of the gross investments were retail. During the year ended December 31, 2015, we acquired 232 properties for a gross investment of $889.2 million in 97 real estate transactions, including follow-on investments, with a weighted average initial cash yield of 7.68% and a weighted average remaining lease term of 16.4 years.
Operationally Essential Real Estate with Long-Term Leases
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with initial terms of 15 to 20 years and tenant renewal options for additional terms, with attractive rent escalation provisions. As of both December 31, 2016 and December 31, 2015, our leases had a weighted average remaining lease term of approximately 10.7 years (based on Normalized Rental Revenue). Approximately 20.6% of our leases (based on Normalized Rental Revenue) as of December 31, 2016 will expire prior to January 1, 2022.
Portfolio Diversification
Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 1.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.
As of December 31, 2016, Shopko represents our most significant tenant. Following the 2014 restructuring of the Shopko master lease and defeasance of the related secured indebtedness, we have continued our objective to reduce the tenant concentration of Shopko. During the year ended December 31, 2016, we sold 14 Shopko properties having an investment value of $87.0 million. These sales, coupled with our increased rental revenue from real estate investments of $704.9 million during the past 12 months, have reduced our current Shopko tenant concentration to 8.2% compared to 9.1% at December 31, 2015.
84 Properties, LLC, with a 2.9% tenant concentration as of December 31, 2015, represented our third most significant tenant. There were 108 properties under a master lease subject to senior mortgage debt with $68.5 million of principal outstanding, which was repaid during the second quarter of 2016. The master lease agreement included a purchase option, which upon 180 days prior written notice, 84 Properties, LLC could elect to purchase all of the properties from us prior to the end of the 10th, 15th and 20th years of the lease. On October 5, 2016, an amendment to the master lease agreement was executed allowing 84 Properties, LLC to accelerate the exercise of the first purchase option date. On October 26, 2016, we completed the sale of all 108 properties to 84 Properties, LLC for total cash consideration of $205.7 million.
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
Our Leases
Rent Escalators
Generally, our single-tenant leases contain contractual provisions increasing the rental revenue over the term of the lease at specified dates by: (1) a fixed amount or (2) the lesser of (a) 1 to 1.25 times any increase in CPI over a specified period or (b) a fixed percentage, typically 1% to 2% per year. The percentage of our single-tenant properties (based on Normalized Rental Revenue) containing rent escalators increased slightly to approximately 89% as of December 31, 2016 compared to approximately 88% as of December 31, 2015.
Master Lease Structure
Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. We seek to use the master lease structure to prevent a tenant from unilaterally giving up underperforming properties while retaining well-performing properties. We had 147 active master leases with property counts ranging from 2 to 182 and a weighted average non-cancelable remaining lease term (based on Normalized Rental Revenue) of 13.7 years as of December 31, 2016 compared to 124 active master leases with property counts ranging from 2 to 189 and a weighted average non-cancelable remaining lease term (based on Normalized Rental Revenue) of 13.6 years as of December 31, 2015.
Master lease revenue contributed approximately 45% of our Normalized Rental Revenue during the year ended December 31, 2016 compared to approximately 46% for the same period in 2015. The largest revenue producing master leases at December 31, 2016 and 2015, respectively, consisted of 23 and 81 properties and contributed 2.9% and 7.7% of our Normalized Rental Revenue. Our smallest revenue producing master leases, consisting of 5 and 2 properties, contributed less than 1% to our Normalized Rental Revenue in each of the years ended December 31,

2016 and 2015, respectively. As of December 31, 2016, the majority of our master leases include between 2 and 10 properties.
Triple-Net Leases
Our leases are predominantly triple-net, which require the tenant to pay all property operating expenses such as real estate taxes, insurance premiums and repair and maintenance costs. We occasionally enter into leases, or acquire properties with existing leases, pursuant to which we retain responsibility for the costs of structural repair, maintenance and certain other property costs. Although such leases have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively impact our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for expenses that our tenants are currently required to pay. As of December 31, 2016, approximately 84.0% of our properties (based on Normalized Rental Revenue) are subject to triple-net leases compared to approximately 86.0% as of December 31, 2015.
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
On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, (collectively, the "Debtors") filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of ours under a master lease.
Our subsidiary and the Debtors have since entered into two separate settlement agreements, of which Albertson’s LLC was party to one of the settlements, totaling $27.4 million, of which $24.4 million relates to damages claims owed by the Debtors and $3.0 million relates to rent reduction for an amended lease with Albertson’s LLC. To date we have collected $5.5 million of the total claims and there is no guaranty that the remaining claims will be paid or otherwise satisfied in full. As a result of the settlements, the leases for seven locations were rejected and the leases for 13 locations were affirmed and assumed by the following tenants: five locations by Albertson’s LLC, five locations by Smart & Final, LLC, two locations by Gelson’s Markets and one location by Safeway Inc. As of December 31, 2016, we have sold five locations for total proceeds of $52.1 million, we have eleven locations with leases in-place with substantially the same terms and rent (inclusive of the $3.0 million payment for the rent reduction) and we have four locations that remain vacant.
Active Management and Monitoring of Risks Related to Our Investments
We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis, and approximately 49.7% of our leases as of December 31, 2016 require the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an estimated default frequency and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. We also review current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate tenant credit quality risks and preserve the long-term return on our invested capital. We continuously monitor our underperforming and non-performing properties for potential re-lease or disposition which may trigger impairment charges when the expected future cash flows from these properties are less than their net book value. Since our inception, our occupancy has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010. The percentage of our properties (based on number of properties) that were occupied decreased slightly to approximately 98.2% as of December 31, 2016 from approximately 98.6% as of December 31, 2015.
We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Excluding Shopko, no tenant exceeded 4.0% of our Normalized Rental Revenue and no one single property contributed more than 1.5% of our Normalized Rental Revenue for the months ended December 31, 2016 and December 31, 2015.
We lease 116 properties to Shopko, 114 of which are under 13 master leases that had a weighted average non-cancelable remaining lease term of approximately 16.1 years and 13.7 years as of December 31, 2016 and 2015, respectively. Because a significant portion of our revenue is derived from rental revenue received from Shopko, defaults, breaches or delays in rent payments by Shopko may materially and adversely affect us. During the year ended December 31, 2015, we sold 34 Shopko properties for gross sales proceeds of $300.7 million and relet four properties to a new tenant. During the year ended December 31, 2016, we sold 14 Shopko properties for gross sales proceeds of $78.8 million and relet two additional properties to new tenants.
Capital Recycling
We continuously evaluate opportunities for the potential disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector or concept/brand), as well as potential uses of proceeds and tax considerations. As part of this strategy, we attempt at times to enter into 1031 Exchanges, when possible, to defer some or all of the taxable gains on the dispositions, if any, for federal and state income tax purposes.
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
Debt Capital Structure
As of December 31, 2016, we had an approximately $3.8 billion principal balance outstanding consisting of $2.2 billion of non-recourse mortgage indebtedness, $747.5 million of unsecured Convertible Notes, $300.0 million of Senior Unsecured Notes, $420.0 million under our unsecured Term Loan and $86.0 million under our unsecured 2015 Credit Facility. We have additional borrowing capacity of $714.0 million under the 2015 Credit Facility. The 2015 Credit Facility and Term Loan provide for financial flexibility to help fund future acquisitions and for general corporate purposes. Our non-recourse mortgage indebtedness is comprised of $528.4 million of fixed-rate CMBS, including $26.6 million from acceleration of defaulted loans and $1.7 billion in securitized net-lease mortgage notes under our Spirit Master Funding Program. Approximately $1.7 billion of our outstanding principal indebtedness is fully or partially amortizing, providing for an ongoing reduction in principal prior to maturity. Prior to January 1, 2020, contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $112.6 million and balloon payments of $1.3 billion are due at maturity under a number of different loans. Included in these balloon payments is $26.6 million for the acceleration of principal payable, including $9.5 million of capitalized interest, following an event of default under 2 separate CMBS loans.
Interest Costs
As of December 31, 2016, the weighted average stated interest rate on our fixed rate debt under our CMBS and Master Trust Notes, excluding the amortization of deferred financing costs and debt discounts, was approximately 5.17%. The weighted average stated rate as of December 31, 2016 of our unsecured Convertible Notes and Unsecured Senior Notes were 3.28% and 4.45%, respectively. Our fixed-rate debt structure provides us with a stable and predictable cash requirement related to our debt service. The stated rate of our unsecured variable-rate Term Loan as of December 31, 2016 was 1.91%. We amortize on a non-cash basis the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the year ended December 31, 2016, non-cash interest expense recognized on our Revolving Credit Facilities, mortgages and notes payable, Senior Unsecured Notes, Convertible Notes and Term Loan totaled $15.4 million. Any changes to our debt structure, including borrowings under our 2015 Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Changing interest rates will increase or decrease the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.
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
Lease termination fees are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met and are included in other income on our consolidated statements of operations.
Purchase Accounting and Acquisition of Real Estate; Property Held for Sale
When acquiring a property, we allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values and acquisition costs are expensed as incurred. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result of our pre-acquisition due diligence and our marketing and leasing activities. Property classified as "held for sale" is not depreciated and is recorded at the lower of its carrying value or its fair value less anticipated selling costs.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
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
Provision for Doubtful Accounts
We review our rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a write-off of the specific receivable will be made. Uncollected accounts receivable are written off against the allowance when all possible means of collection have been exhausted. For deferred rental revenues related to the straight-line method of reporting rental revenue, we establish a provision for losses based on our estimate of uncollectible receivables and our assessment of the risks inherent in our portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
Income Taxes
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
TRS
We have elected, together with certain of our subsidiaries, to treat such subsidiaries as our TRS for federal income tax purposes. A taxable REIT subsidiary generally may provide both customary and non-customary services to tenants of its parent REIT and engage in other activities that the parent REIT may not engage in directly without adversely affecting its qualification as a REIT. Currently, our TRS do not provide any services to our tenants or conduct other material activities. However, one or more TRS of ours may in the future provide services to certain of our tenants. We may form additional taxable REIT subsidiaries in the future and we may contribute some or all of our interests in certain wholly-owned subsidiaries or their assets to a TRS of ours. Any income earned by our TRS will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax and state and local income tax (where applicable), as a regular C corporation, the income earned by our TRS generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Historically, we have not actively pursued or engaged in material activities that would require the use of our TRS.
Share-Based Compensation
Under our Amended Incentive Award Plan, we may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. Awards granted under the Amended Incentive Award Plan may require service-based vesting over a period of years subsequent to the grant date and resulting equity-based compensation expense, measured at the fair value of the award on the date of grant, will be recognized as an expense in our consolidated financial statements over the vesting period.
Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Revenues:
Rentals	$648,363	$634,151	$14,212	2.2%
Interest income on loans receivable	5,253	6,948	(1,695)	(24.4)%
Earned income from direct financing leases	2,742	3,024	(282)	(9.3)%
Tenant reimbursement income	14,125	15,952	(1,827)	(11.5)%
Other income	15,491	7,260	8,231	NM
Total revenues	685,974	667,335	18,639	2.8%
Expenses:
General and administrative	52,615	47,730	4,885	10.2%
Restructuring charges	6,341	7,056	(715)	(10.1)%
Property costs	30,839	27,715	3,124	11.3%
Real estate acquisition costs	3,229	2,739	490	17.9%
Interest	196,586	222,901	(26,315)	(11.8)%
Depreciation and amortization	262,276	260,633	1,643	0.6%
Impairment	88,275	70,695	17,580	24.9%
Total expenses	640,161	639,469	692	0.1%
Income from continuing operations before other income (expense) and income tax expense	45,813	27,866	17,947	64.4%
Other income (expense):
Gain (loss) on debt extinguishment	233	(3,162)	3,395	NM
Total other income (expense)	233	(3,162)	3,395	NM
Income from continuing operations before income tax expense	46,046	24,704	21,342	NM
Income tax expense	(965)	(601)	(364)	(60.6)%
Income from continuing operations	$45,081	$24,103	$20,978	NM

Gain on disposition of assets	$52,365	$68,421	$(16,056)	(23.5)%
NM - Percentages over 100% are not displayed.
Revenues
For the year ended December 31, 2016, approximately 94.9% of our total revenues were generated from long-term leases of our owned properties. The year-over-year increase of 2.8% in total revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions subsequent to December 31, 2015, as well as recognition of other non-tenant income income and lease termination fees, both of which are recorded in other income.
Rentals
The year-over-year increase in rental revenue was primarily attributable to the acquisition of 269 properties with a gross investment in real estate of $704.9 million during the year ended December 31, 2016. This increase was partially offset by the sale of 213 properties during the same period having a real estate investment value of $598.7 million. During the year ended December 31, 2016 and 2015, non-cash rentals were $30.6 million and $23.4 million, respectively, representing approximately 4.7% and 3.7% of total rental revenue from continuing operations, respectively. Contractual rent escalations subsequent to December 31, 2015 also contributed to the increase.

As of December 31, 2016, 98.2% of our owned properties were occupied (based on number of properties). The majority of our nonperforming properties were in the convenience store and restaurants-casual dining industries. As of December 31, 2016 and 2015, respectively, 46 and 36 of our properties were vacant and not generating rent, representing approximately 1.8% and 1.4% of our owned properties. Of the 46 vacant properties, 10 were held for sale as of December 31, 2016.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income
The year-over-year increase in other income is primarily due to $5.5 million in fee income associated with the prepayment of certain mortgage loans receivable and $7.2 million in lease termination fees received from Haggen and three other properties for the year ended December 31, 2016. Comparatively, for the year ended December 31, 2015, there was only $5.8 million in lease termination fees related to three tenants.
Expenses
General and administrative
The year-over-year increase in general and administrative expenses is primarily due to a $4.0 million increase in professional fees and office expenses, $2.0 million of bad debt expense recorded in relation to 34 convenience store properties for which the rent has been determined to be uncollectible and a $1.7 million charge for the termination of our interest rate swaps. Higher professional fees and office expenses include legal, consulting and temporary services attributable to our relocation to Dallas, Texas. These increases were partially offset by a decrease in compensation and related benefits of $3.9 million related to the forfeiture of previously recognized non-cash compensation following the departure of an executive officer in the current period.
Restructuring charges
During the quarter ended December 31, 2015, we made the strategic decision to relocate the Company's headquarters from Scottsdale, Arizona to Dallas, Texas. As a result, during the year ended December 31, 2015, the Company incurred $7.1 million of restructuring charges. Comprising the majority of this amount were estimated employee separation costs, which were based on the anticipated separation date of June 30, 2016 and recognized on the date the employee elected to separate in December 2015. Employee separation costs primarily consist of severance payments, retention bonuses and pro-rated 2016 annual bonuses. Costs associated with employees electing to relocate to Dallas were recognized as the liability was incurred. These costs include a transition bonus and reimbursements for certain relocation costs, including home sale costs, lease breakage penalties, moving costs and a miscellaneous allowance. Other restructuring charges, including placement fees and third-party consulting fees, were also recognized when incurred. As such, during the year ended December 31, 2016, we incurred $6.3 million in restructuring charges related to our relocation. Of this amount, $4.9 million related to professional fees, consulting services, employee severance costs, lease termination expense of our prior headquarters, while the balance was for employee relocation costs and other restructuring charges.
Property costs
For the year ended December 31, 2016, property costs were $30.8 million (including $14.1 million of tenant reimbursables) compared to $27.7 million (including $16.0 million of tenant reimbursables) for the same period in 2015. The increase was driven primarily by an increase in non-reimbursable property taxes on non-operating properties of $3.5 million, as well as increased costs to the Company due to the increased number of vacant properties.
Interest
Year-over-year decrease in interest expense is primarily due to the extinguishment of $883.0 million of mortgage debt with a weighted average interest rate of 6.01% during the year ended December 31, 2016. This decrease was partially offset by an increase in interest from our Term Loan, which was entered into during November 2015, and the issuance of our Senior Unsecured Notes in August 2016.

The following table summarizes our interest expense on related borrowings from continuing operations:

	Years Ended December 31,
	2016	2015
	(in thousands)
Interest expense – Revolving Credit Facilities (1)	$3,314	$2,698
Interest expense – Term Loan	5,218	888
Interest expense – mortgages and notes payable	143,233	184,439
Interest expense – Convertible Notes (2)	24,509	24,509
Interest expense – Unsecured Senior Notes	4,932	—
Non-cash interest expense:
Amortization of deferred financing costs	9,070	7,937
Amortization of net losses related to interest rate swaps	93	108
Amortization of debt discount/(premium), net	6,217	2,322
Total interest expense	$196,586	$222,901
(1) Includes non-utilization fees of approximately $2.0 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. The year-over-year increase is primarily due to the acquisition of 269 properties, representing a gross investment in real estate of $704.9 million, during the year ended December 31, 2016. The increase was partially offset by dispositions of 213 properties during 2016 with a real estate investment value of $598.7 million. Our net acquisitions during the year were partially offset by a reduction in our real estate investment value due to impairment charges recorded in 2016 on properties that remain in our portfolio and a higher real estate value of properties held for sale compared to 2015. Properties held for sale are no longer depreciated.
The following table summarizes our depreciation and amortization expense from continuing operations:

	Years Ended December 31,
	2016	2015
	(in thousands)
Depreciation of real estate assets	$215,443	$210,395
Other depreciation	475	375
Amortization of lease intangibles	46,358	49,863
Total depreciation and amortization	$262,276	$260,633
Impairments
During the year ended December 31, 2016, we recorded impairment losses of $88.3 million. These charges included $23.1 million of impairment on 28 properties that were held for sale, including $10.6 million of impairment on vacant held for sale properties, and $28.2 million on vacant properties that were not classified as held for sale. The impairment losses also include $26.3 million on 9 underperforming properties within the restaurant-casual dining, movie theater, general merchandise, drug store/pharmacy and distribution industries. In addition, during the year ended December 31, 2016, lease intangible write-offs were primarily due to the $6.6 million write-off of below market rent intangible liabilities for one tenant in the restaurant-casual dining industry. During the year ended December 31, 2015, we incurred impairment losses of $55.4 million from 22 vacant or underperforming properties within the education, restaurant-casual dining and sporting goods industries. In addition, 29 properties held for sale during the period incurred impairment losses of $15.0 million. The balance of the impairment loss included an allowance for loan loss on an unsecured note.

The following summarizes our impairment loss from continuing operations:

	Years Ended December 31,
	2016	2015
	(in thousands)
Real estate and intangible asset impairment	$80,390	$68,531
Write-off of lease intangibles due to lease terminations, net	7,683	1,666
Loans receivable impairment	176	324
Total impairments from real estate investment net assets	88,249	70,521
Other impairment	26	174
Total impairment loss	$88,275	$70,695
Gain (loss) on debt extinguishment
During the year ended December 31, 2016, we extinguished $883.0 million of mortgage debt and recognized a gain on debt extinguishment of $0.2 million. The gain was primarily attributable to the extinguishment of four defaulted mortgage loans upon sale of the properties collateralizing these loans to third parties, offset by losses from the prepayment and defeasance fees on 408 properties. During the same period in 2015, we retired $536.6 million in high interest rate CMBS debt with a weighted average interest rate of 5.73%.
Gain on disposition of assets
During the year ended December 31, 2016, we disposed of 213 properties and recorded gains totaling $52.4 million from continuing operations. Included in these amounts are the sales of 14 Shopko properties for a $12.7 million gain, $10.3 million for the sale of one grocery property, a $9.8 million gain on the sale of 30 properties within the restaurant-quick service industry and a $8.8 million gain on the sale of 19 properties with the restaurant-casual dining industry. During 2015, we disposed of 110 properties and recorded gains totaling $68.4 million from continuing operations. These gains are primarily attributable to a $58.7 million gain from the sale of 34 Shopko properties. Additionally, we sold or disposed of 76 other properties, including 31 vacant properties and 5 multi-tenant properties.

Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Revenues:
Rentals	$634,151	$574,456	$59,695	10.4%
Interest income on loans receivable	6,948	7,239	(291)	(4.0)%
Earned income from direct financing leases	3,024	3,343	(319)	(9.5)%
Tenant reimbursement income	15,952	13,085	2,867	21.9%
Other income	7,260	4,748	2,512	52.9%
Total revenues	667,335	602,871	64,464	10.7%
Expenses:
General and administrative	47,730	42,637	5,093	11.9%
Restructuring charges	7,056	—	7,056	NM
Finance restructuring costs	—	13,022	(13,022)	(100.0)%
Property costs	27,715	23,383	4,332	18.5%
Real estate acquisition costs	2,739	3,631	(892)	(24.6)%
Interest	222,901	220,070	2,831	1.3%
Depreciation and amortization	260,633	247,966	12,667	5.1%
Impairment	70,695	37,598	33,097	88.0%
Total expenses	639,469	588,307	51,162	8.7%
Income from continuing operations before other expense and income tax expense	27,866	14,564	13,302	91.3%
Other expense:
Loss on debt extinguishment	(3,162)	(64,750)	61,588	95.1%
Total other expense	(3,162)	(64,750)	61,588	95.1%
Income (loss) from continuing operations before income tax expense	24,704	(50,186)	74,890	NM
Income tax expense	(601)	(673)	72	10.7%
Income (loss) from continuing operations	$24,103	$(50,859)	$74,962	NM

Gain on disposition of assets	$68,421	$10,221	$58,200	NM
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
The following table summarizes our interest expense on related borrowings from continuing operations:

	Years Ended December 31,
	2015	2014
	(in thousands)
Interest expense – Revolving Credit Facilities (1)	$2,698	$3,597
Interest expense – Term Loan	888	—
Interest expense – mortgages and notes payable	184,439	196,246
Interest expense – Convertible Notes (2)	24,509	15,046
Interest expense – other	—	6
Non-cash interest expense:
Amortization of deferred financing costs	7,937	5,899
Amortization of net losses related to interest rate swaps	108	125
Amortization of debt discount/(premium), net	2,322	(849)
Total interest expense	$222,901	$220,070
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
Loss on debt extinguishment
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
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and borrowings under the 2015 Credit Facility and Term Loan. Our 2015 Credit Facility and Term Loan increase our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. As of December 31, 2016, $714.0 million of borrowing capacity was available under the 2015 Credit Facility and the Term Loan was fully drawn.
During the third quarter of 2016, the Operating Partnership issued $300.0 million aggregate principal amount of senior notes. The Senior Unsecured Notes are fully and unconditionally guaranteed by the Corporation with a purchase price paid by the initial purchasers for the Senior Unsecured Notes of 99.378% of the principal amount. Net proceeds from this offering were used to initially repay amounts outstanding under the Company's Term Loan, Revolving Credit Facility and for general corporate purposes.
During 2016, we sold an aggregate total of 6.3 million shares under our ATM Program for net proceeds of $77.7 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were contributed to the Operating Partnership to fund acquisitions, repay borrowings and for general corporate purposes. In November 2016, the Corporation's Board of Directors authorized a new $500 million ATM Program, and the Corporation terminated its existing ATM Program. As of December 31, 2016, $500.0 million in gross proceeds capacity remained available under the ATM Program. In addition, during April 2016, we completed an underwritten public offering of 34.5 million shares of our common stock and raised net proceeds of $368.9 million. The net proceeds from the offering were used to reduce outstanding amounts under the Term Loan.
In February 2016, our Board of Directors approved a stock repurchase program, which authorizes us to purchase up to $200.0 million of our common stock in the open market or through private transactions from time to time over the next 18 months. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. We have not repurchased stock pursuant to this stock repurchase program.
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
In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At December 31, 2016, $14.4 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheet included in this Annual Report on Form 10-K.
The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated A+ by S&P as of December 31, 2016.

Master Trust 2013
In December 2013, an indirect wholly-owned subsidiary of ours issued $330.0 million aggregate principal amount of net-lease mortgage notes comprised of $125.0 million of 3.89% interest only notes expected to be repaid in December 2018 and $205.0 million of 5.27% amortizing notes expected to be repaid in December 2023.
Master Trust 2014
In May 2014, we completed our Exchange Offer to exchange the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued Master Trust 2014 notes. The terms of the new notes remain generally similar to the old notes including the interest rate and anticipated final repayment dates; however, the new notes generally amortize more slowly than the old notes and have a legal final payment date that is 17 years later than the old notes (although the anticipated repayment date remains the same). The revisions to Master Trust 2014, in connection with the issuance of the new notes, generally provide the Operating Partnership more administrative flexibility as property manager and special servicer. In addition, there is no requirement that the new notes be insured by third party financial guaranty insurance as were the old notes and we no longer pay the associated insurance premium which approximated $0.2 million per month during the applicable periods of 2014. The Exchange Offer was accounted for as a debt modification and the related costs of $13.0 million for the year ended December 31, 2014 are classified as finance restructuring costs in our consolidated statements of operations included in this Annual Report on Form 10-K.
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
The Master Trust Notes are summarized below:

	Stated Rates (1)	Remaining Term	December 31, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	3.5	$53,919	$65,027
Series 2014-1 Class A2	5.4%	3.5	253,300	253,300
Series 2014-2	5.8%	4.2	226,283	229,674
Series 2014-3	5.7%	5.2	311,820	312,276
Series 2014-4 Class A1	3.5%	3.1	150,000	150,000
Series 2014-4 Class A2	4.6%	13.1	360,000	360,000
Total Master Trust 2014 notes	5.1%	6.5	1,355,322	1,370,277
Series 2013-1 Class A	3.9%	2.0	125,000	125,000
Series 2013-2 Class A	5.3%	7.0	192,384	196,817
Total Master Trust 2013 notes	4.7%	5.0	317,384	321,817
Total Master Trust Notes			1,672,706	1,692,094
Debt discount, net			(18,787)	(22,909)
Deferred financing costs, net			(16,376)	(19,345)
Total Master Trust Notes, net			$1,637,543	$1,649,840
(1) Represents the individual series stated interest rate as of December 31, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of December 31, 2016.
As of December 31, 2016, the Master Trust 2014 notes were secured by 855 owned and financed properties issued by 5 indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of December 31, 2016, the Master Trust 2013 notes were secured by 307 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.

Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both December 31, 2016 and December 31, 2015. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of December 31, 2016, the carrying amount of the Convertible Notes was $702.6 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
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
The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2016, the conversion rate was 76.8100 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility was subsequently amended in November, 2016 and matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). The amendment conformed certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guarantees to material subsidiaries (as defined) meeting certain conditions. The 2015 Credit Facility includes an accordion feature to increase the committed facility size to up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The 2015 Credit Facility includes a $50.0 million sub-limit for swingline loans and up to $60.0 million available for issuances of letters of credit. Swingline loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis.
At the election of the Operating Partnership, the 2015 Credit Facility initially bears interest at our current leverage grid pricing equal to either LIBOR plus 1.40% to 1.90% per annum, or a specified base rate plus 0.40% to 0.90% per annum. In each case, the applicable rates depend on our leverage ratio. The Operating Partnership is initially required to pay a fee on the unused portion of the 2015 Credit Facility at a rate equal to either 0.15% or 0.25% per annum, based on percentage thresholds for the average daily amount by which the aggregate amount of the revolving credit commitment exceeds the aggregate principal amount of advances during a fiscal quarter. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing initially requires at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, the 2015 Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55%

and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of December 31, 2016, the 2015 Credit Facility bore interest at LIBOR plus 1.25% based on our credit rating and incurred a facility fee of 0.25% per annum.
The Operating Partnership may voluntarily prepay the 2015 Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the 2015 Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of December 31, 2016, there were no subsidiaries that met this requirement.
As of December 31, 2016, $86.0 million borrowings were outstanding and $714.0 million of borrowing capacity was available under the 2015 Credit Facility. Amounts available for borrowing under the 2015 Credit Facility remain subject to compliance with certain customary restrictive covenants including:

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
As of December 31, 2016, the Corporation and the Operating Partnership were in compliance with these covenants.
Line of Credit
A special purpose entity indirectly owned by the Corporation had access to a $40.0 million secured revolving line of credit which expired on March 27, 2016.
Term Loan
On November 3, 2015, we entered into a Term Loan Agreement among the Operating Partnership as borrower, the Corporation as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at our option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased to up to $600.0 million, subject to obtaining additional lender commitments. In December 2015, upon obtaining additional lender commitments, we increased the term facility from $325.0 million to $370.0 million. On December 19, 2016, we increased the term facility from $370.0 million to $420.0 million.
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's election. In each case, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of December 31, 2016, the Term Loan bore interest at LIBOR plus 1.35% based on our credit rating.
The Operating Partnership may voluntarily prepay the Term Loan, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Amounts prepaid may be subsequently re-borrowed within 30 days. Payment of the Term Loan is unconditionally guaranteed by the Corporation and, under certain circumstances, by one or more material subsidiaries (as defined in the Term Loan Agreement) of the Corporation. The obligations of the Operating Partnership and any guarantor under the Term Loan are full recourse to the Corporation and each guarantor.
As of December 31, 2016, the Term Loan was fully drawn. Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants including:

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
As of December 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount senior notes through a Rule 144A offering with registration rights, which are guaranteed by the Corporation. The Senior Unsecured Notes were issued at 99.378% of their principal amount, resulting in net proceeds of $296.2 million after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.450% per year, payable on March 15 and September 15 of each year, until the maturity date of September 15, 2026. We have agreed to file with the SEC and cause to become effective a registration statement pursuant to which we will offer to exchange the Senior Unsecured Notes for substantially similar registered notes.
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

•
Minimum unencumbered asset coverage ratio (defined as total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles, to consolidated total unsecured indebtedness) of 1.50:1:00;

•
Maximum secured indebtedness leverage ratio (defined as consolidated total secured indebtedness, to total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles) of 0.40:1.00; and

•	Minimum fixed charge coverage ratio (defined as consolidated income available for debt service, to the annual service charge) of 1.50:1.0.
In addition, the Senior Unsecured Notes Agreement includes other customary affirmative and negative covenants, including (i) maintenance of status as a REIT; (ii) payment of all taxes, assessments and governmental charges levied on the REIT; (iii) reporting on financial information; and (iv) maintenance of properties and property insurance.
As of December 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
As of December 31, 2016, we had 31 loans with approximately $528.4 million of outstanding principal balances under our fixed rate CMBS loans, with a weighted average contractual interest rate of 5.70% and a weighted average maturity of 3.8 years. Approximately one-third of this debt is partially amortizing and requires a balloon payment at maturity. These balances include two separate fixed-rate CMBS loans that are in default due to the underperformance of the four properties that secure them. As of December 31, 2016, the aggregate principal balance under the defaulted CMBS loans was $26.6 million, including $9.5 million of default interest added to principal, and is discussed further below. Excluding these two loans, the outstanding principal obligations under our CMBS fixed-rate loans as of December 31, 2016 was $501.9 million.
The table below shows the outstanding principal obligations, including amortization, of these CMBS fixed rate loans as of December 31, 2016 and the year in which the loans mature (dollars in thousands). The information displayed in the table excludes amounts and interest rates related to the defaulted loans and the four properties securing them.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
2017	18	15	5.51%-6.52%	5.72%	$4,222	$161,373	$165,595
2018	4	10	3.90%-4.65%	4.03%	3,853	57,779	61,632
2019	1	5	4.61%-4.61%	3.32%	3,905	10,000	13,905
2020	—	—	—	—	4,100	—	4,100
2021	—	—	—	—	4,365	—	4,365
Thereafter	6	100	4.67%-6.00%	5.77%	11,891	240,380	252,271
Total	29	130		5.37%	32,336	469,532	501,868

CMBS Liquidity Matters
During the year ended December 31, 2016, we transferred seven properties to lenders with a net book value of $34.7 million and extinguished defaulted principal and accrued interest outstanding of $64.1 million. As of December 31, 2016, we are in default on two separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are separate legal entities and the sole owner of their assets and responsible for their liabilities. The aggregate outstanding principal balance of these loans, including capitalized interest, totaled $26.6 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate either surrendering these properties to the lenders or selling them in certain instances in exchange for relieving the indebtedness, including any accrued interest and accrued or unpaid property expenses, encumbering them.
The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized Interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate	Default Rate	Accrued Interest (1)
Sporting Goods	1	$6,351	$—	$6,321	$30	$6,351	$376	5.62%	10.62%	$58
Manufacturing	3	20,206	—	10,730	9,476	20,206	—	5.85%	9.85%	216
	4	$26,557	$—	$17,051	$9,506	$26,557	$376	5.80%	10.04%	$274
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
Debt Maturities
Future principal payments due on our various types of debt outstanding as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Term Loan	$420,000	$—	$420,000	$—	$—	$—	$—
2015 Credit Facility	86,000	—	—	86,000	—	—	—
Master Trust Notes	1,672,706	21,893	163,262	40,420	448,202	236,046	762,883
CMBS - fixed-rate (1)	528,427	192,154	61,632	13,905	4,100	4,365	252,271
Convertible Notes	747,500	—	—	402,500	—	345,000	—
Unsecured Senior Notes	300,000	—	—	—	—	—	300,000
	$3,754,633	$214,047	$644,894	$542,825	$452,302	$585,411	$1,315,154
(1) The CMBS - fixed-rate payment balance in 2016 includes $26.6 million, including $9.5 million of capitalized interest, for the acceleration of principal payable following an event of default under 2 separate CMBS loans with stated maturities in 2017.

Contractual Obligations
The following table provides information with respect to our commitments as well as potential acquisitions under contract as of December 31, 2016, the table does not reflect available debt extensions (in thousands):

	Payment due by period
					More than
		Less than 1	1-3 years	3-5 years	5 years
Contractual Obligations	Total	Year (2017)	(2018-2019)	(2020-2021)	(after 2021)
Debt - Principal	$3,754,633	$214,047	$1,187,719	$1,037,713	$1,315,154
Debt - Interest (1) (3)	796,059	158,651	273,111	180,096	184,201
Acquisitions Under Contract (2)	45,598	45,598	—	—	—
Capital Improvements	53,085	52,759	326	—	—
Operating Lease Obligations	38,918	2,912	6,047	6,009	23,950
Total	$4,688,293	$473,967	$1,467,203	$1,223,818	$1,523,305
(1) Excludes interest on defaulted mortgage loans.
(2) Contracts contain standard cancellation clauses contingent on results of due diligence.
(3) Debt - Interest has been calculated based on outstanding balances as of December 31, 2016 through their respective maturity dates and includes the impact of interest rates swaps executed to fix floating rate indebtedness and excludes unamortized non-cash deferred financing costs of $37.1 million, unamortized debt discount of $52.9 million and any interest due on defaulted mortgage loans, including $0.3 million accrued as of December 31, 2016.
Distribution Policy
Distributions from our current or accumulated earnings are generally classified as ordinary income, whereas distributions in excess of our current and accumulated earnings, to the extent of a stockholder’s federal income tax basis in our common stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gain.
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
Cash Flows
Comparison of Years Ended December 31, 2016 and 2015
The following table presents a summary of our cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended
	December 31,
	2016	2015	Change
Net cash provided by operating activities	$361,409	$371,986	$(10,577)
Net cash used in investing activities	(117,251)	(385,696)	268,445
Net cash used in financing activities	(255,889)	(140,681)	(115,208)
Net (decrease) increase in cash and cash equivalents	$(11,731)	$(154,391)	$142,660

As of December 31, 2016, we had $10.1 million of unrestricted cash and cash equivalents as compared to $21.8 million as of December 31, 2015.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The decrease in net cash provided by operating activities was primarily attributable to an increase in debt extinguishment costs of $18.1 million, restructuring charge payments of $10.2 million, G&A costs of $6.9 million, payments to terminate interest rate swap agreements of $1.7 million and net changes in operating assets and liabilities of $7.2 million, partially offset by an increase in cash revenue of $12.9 million and a decrease in cash paid for interest of $27.4 million.
The increase in revenue was primarily attributable to the acquisition of 269 properties, representing a gross investment in real estate during the year ended December 31, 2016 totaling $704.9 million partially offset by the disposition of 213 properties during the same period with a real estate investment value of $598.7 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during 2016 included $655.8 million to fund the acquisition of 269 properties (34 of which were acquired through a $85.1 million non-cash 1031 Exchange) and capitalized real estate expenditures of $27.1 million partially offset by cash proceeds of $524.8 million from the disposition of 213 properties (8 of which were disposed of through a $45.3 million non-cash 1031 Exchange). Net cash used in investing activities also included collections of principal on loans receivable and real estate assets under direct financing leases totaling $8.4 million, offset by the release of sales proceeds from restricted cash accounts of $2.3 million.
During the same period in 2015, net cash used in investing activities included $876.0 million to fund the acquisition of 232 properties (114 of which were acquired through a $276.1 million non-cash 1031 Exchange) and capitalized real estate expenditures of $10.3 million partially offset by cash proceeds of $496.6 million from the disposition of 110 properties (44 of which were disposed of through a $315.9 million non-cash 1031 Exchange). Net cash used in investing activities also included investment in loans receivable of $4.0 million, partially offset by the release of sales proceeds from restricted cash accounts of $41.0 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.8 million.
Financing Activities
Generally, our net cash (used in) provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facilities and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during 2016 was primarily attributable to repayment of our indebtedness of $863.8 million and the payment of dividends to equity owners of $323.6 million, both of which were primarily funded from our operating cash flows, net borrowings under our Revolving Credit Facility and Term Loan of $86.0 million and $95.0 million, respectively, net proceeds of $298.1 million from the issuance of $300 million aggregate principal Senior Unsecured Notes and the sale of an aggregate 40.8 million shares of our common stock in an underwritten public offering and under our ATM Program, generating net proceeds of $368.9 million and $77.7 million, respectively.
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

Comparison of Years Ended December 31, 2015 and 2014
The following table presents a summary of our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended
	December 31,
	2015	2014	Change
Net cash provided by operating activities	$371,986	$218,571	$153,415
Net cash used in investing activities	(385,696)	(878,030)	492,334
Net cash provided by financing activities	(140,681)	769,052	(909,733)
Net increase (decrease) in cash and cash equivalents	$(154,391)	$109,593	$(263,984)
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
Net cash used in investing activities during 2015 included $876.0 million to fund the acquisition of 232 properties (114 of which were acquired through a $276.1 million non-cash 1031 Exchange) and capitalized real estate expenditures of $10.3 million, partially offset by cash proceeds of $496.6 million from the disposition of 110 properties (44 of which were disposed of through a $315.9 million non-cash 1031 Exchange). Net cash used in investing activities also included investment in loans receivable of $4.0 million partially offset by the release of sales proceeds from restricted cash accounts of $41.0 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.8 million.
During the same period in 2014, net cash used in investing activities included $958.0 million to fund the acquisition of 361 properties (16 of which were acquired through a $26.7 million non-cash 1031 Exchange) and capitalized real estate expenditures of $5.1 million partially offset by cash proceeds of $110.2 million from the disposition of 38 properties (2 of which were disposed of through a $5.9 million non-cash 1031 Exchange). Net cash used in investing activities also included transfers of sales proceeds to restricted cash accounts of $52.0 million, partially offset by collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.1 million.
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
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our 2015 Credit Facility and Term Loan. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of December 31, 2016, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of December 31, 2016, approximately $3.25 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting primarily of our Master Trust Notes, fixed-rate CMBS loans, Senior Unsecured Notes and Convertible Notes. As of December 31, 2016, the weighted average stated interest rate of fixed-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 4.67%. As of December 31, 2016, approximately $506.0 million of our indebtedness consisted of variable-rate obligations, consisting of our Term Loan and 2015 Credit Facility. As of December 31, 2016, the weighted average stated interest rate of our variable-rate obligations, excluding amortization of deferred financing costs and debt discounts/premiums, was approximately 1.93%. If one-month LIBOR as of December 31, 2016 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $506.0 million outstanding under the variable-rate obligations would impact our future earnings and cash flows by $5.1 million.

The estimated fair values of our 2015 Credit Facility, Term Loan, fixed-rate mortgages and notes payable and Convertible Notes have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads.
The following table discloses the fair value information for these financial instruments as of December 31, 2016 (in thousands):

	Carrying Value	Estimated Fair Value
2015 Credit Facility	$86,000	$87,718
Term Loan, net (1)	418,471	428,441
Senior Unsecured Notes, net (1)	295,112	283,473
Mortgages and notes payable, net (1)	2,162,403	2,282,142
Convertible Notes, net (1)	702,642	784,175
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Spirit Realty Capital, Inc.

We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Spirit Realty Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Spirit Realty Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Spirit Realty Capital, Inc. and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Spirit Realty Capital, Inc.

We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit Realty Capital, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Realty Capital Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Spirit Realty Capital, Inc.
and the Partners of Spirit Realty, L.P.

We have audited the accompanying consolidated balance sheets of Spirit Realty, L.P. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit Realty, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, TX
February 23, 2017

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2016	December 31, 2015
Assets
Investments:
Real estate investments:
Land and improvements	$2,704,010	$2,710,888
Buildings and improvements	4,775,221	4,816,481
Total real estate investments	7,479,231	7,527,369
Less: accumulated depreciation	(940,005)	(860,954)
	6,539,226	6,666,415
Loans receivable, net	66,578	104,003
Intangible lease assets, net	470,276	526,718
Real estate assets under direct financing leases, net	36,005	44,324
Real estate assets held for sale, net	160,570	84,259
Net investments	7,272,655	7,425,719
Cash and cash equivalents	10,059	21,790
Deferred costs and other assets, net	140,917	179,180
Goodwill	254,340	264,350
Total assets	$7,677,971	$7,891,039

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$86,000	$—
Term loan, net	418,471	322,902
Senior unsecured notes	295,112	—
Mortgages and notes payable, net	2,162,403	3,079,787
Convertible notes, net	702,642	690,098
Total debt, net	3,664,628	4,092,787
Intangible lease liabilities, net	182,320	193,903
Accounts payable, accrued expenses and other liabilities	148,915	142,475
Total liabilities	3,995,863	4,429,165
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 483,624,120 shares and 441,819,964 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	4,836	4,418
Capital in excess of par value	5,177,086	4,721,323
Accumulated deficit	(1,499,814)	(1,262,839)
Accumulated other comprehensive loss	—	(1,028)
Total stockholders’ equity	3,682,108	3,461,874
Total liabilities and stockholders’ equity	$7,677,971	$7,891,039
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rentals	$648,363	$634,151	$574,456
Interest income on loans receivable	5,253	6,948	7,239
Earned income from direct financing leases	2,742	3,024	3,343
Tenant reimbursement income	14,125	15,952	13,085
Other income	15,491	7,260	4,748
Total revenues	685,974	667,335	602,871
Expenses:
General and administrative	52,615	47,730	42,637
Restructuring charges	6,341	7,056	—
Finance restructuring costs	—	—	13,022
Property costs	30,839	27,715	23,383
Real estate acquisition costs	3,229	2,739	3,631
Interest	196,586	222,901	220,070
Depreciation and amortization	262,276	260,633	247,966
Impairments	88,275	70,695	37,598
Total expenses	640,161	639,469	588,307
Income from continuing operations before other income (expense) and income tax expense	45,813	27,866	14,564
Other income (expense):
Gain (loss) on debt extinguishment	233	(3,162)	(64,750)
Total other income (expense)	233	(3,162)	(64,750)
Income (loss) from continuing operations before income tax expense	46,046	24,704	(50,186)
Income tax expense	(965)	(601)	(673)
Income (loss) from continuing operations	45,081	24,103	(50,859)
Discontinued operations:
Income from discontinued operations	—	98	3,368
Gain on disposition of assets	—	590	325
Income from discontinued operations	—	688	3,693
Income (loss) before gain on disposition of assets	45,081	24,791	(47,166)
Gain on disposition of assets	52,365	68,421	10,221
Net income (loss) attributable to common stockholders	$97,446	$93,212	$(36,945)
Net income (loss) per share of common stock—basic:
Continuing operations	$0.21	$0.21	$(0.11)
Discontinued operations	—	—	0.01
Net income (loss) per share attributable to common stockholders—basic	$0.21	$0.21	$(0.10)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.21	$0.21	$(0.11)
Discontinued operations	—	—	0.01
Net income (loss) per share attributable to common stockholders—diluted	$0.21	$0.21	$(0.10)
Weighted average shares of common stock outstanding:
Basic	469,217,776	432,222,953	386,809,746
Diluted	469,246,265	432,545,625	386,809,746
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders	$97,446	$93,212	$(36,945)
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(1,137)	(1,190)	(1,760)
Net cash flow hedge losses reclassified to operations	2,165	1,245	1,315
Total comprehensive income (loss)	$98,474	$93,267	$(37,390)
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Common Stock			Accumulated Deficit		Total Stockholders’ Equity
	Shares	Par Value	Capital in Excess of Par Value		AOCL
Balances, December 31, 2013	370,363,803	$3,704	$3,859,823	$(748,148)	$(638)	$3,114,741
Net loss	—	—	—	(36,945)	—	(36,945)
Other comprehensive loss	—	—	—	—	(445)	(445)
Dividends declared on common stock	—	—	—	(264,113)	—	(264,113)
Tax withholdings related to net stock settlements	(266,837)	(3)	—	(2,917)	—	(2,920)
Issuance of shares of common stock, net	40,808,577	408	434,576	—	—	434,984
Embedded conversion premium of Convertible Notes, net	—	—	55,131	—	—	55,131
Exercise of stock options	20,000	—	183	—	—	183
Stock-based compensation, net	424,897	4	11,607	(565)	—	11,046
Balances, December 31, 2014	411,350,440	4,113	4,361,320	(1,052,688)	(1,083)	3,311,662
Net income	—	—	—	93,212	—	93,212
Other comprehensive income	—	—	—	—	55	55
Dividends declared on common stock	—	—	—	(298,531)	—	(298,531)
Tax withholdings related to net stock settlements	(426,158)	(4)	—	(4,268)	—	(4,272)
Issuance of shares of common stock, net	29,610,100	296	346,915	—	—	347,211
Exercise of stock options	5,000	—	46	—	—	46
Stock-based compensation, net	1,280,582	13	13,042	(564)	—	12,491
Balances, December 31, 2015	441,819,964	4,418	4,721,323	(1,262,839)	(1,028)	3,461,874
Net income	—	—	—	97,446	—	97,446
Other comprehensive income	—	—	—	—	1,028	1,028
Dividends declared on common stock	—	—	—	(333,180)	—	(333,180)
Tax withholdings related to net stock settlements	(72,835)	(1)	—	(752)	—	(753)
Issuance of shares of common stock, net	40,835,360	408	446,205	—	—	446,613
Stock-based compensation, net	1,041,631	11	9,558	(489)	—	9,080
Balances, December 31, 2016	483,624,120	$4,836	$5,177,086	$(1,499,814)	$—	$3,682,108
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss) attributable to common stockholders	$97,446	$93,212	$(36,945)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	262,276	260,633	247,966
Impairments	88,275	70,729	38,015
Amortization of deferred financing costs	9,070	7,937	5,899
Payments to terminate interest rate swap	(1,724)	—	—
Derivative net settlements, amortization and terminations	1,811	(132)	(114)
Amortization of debt discounts (premium)	6,217	2,322	(849)
Stock-based compensation expense	9,570	13,321	11,346
(Gain) loss on debt extinguishment, net	(233)	3,162	64,750
Debt extinguishment costs	(26,219)	(8,112)	(59,576)
Gains on dispositions of real estate and other assets, net	(52,365)	(69,011)	(10,546)
Non-cash revenue	(26,333)	(20,930)	(16,732)
Other	(594)	151	(1,355)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(6,561)	(604)	(25,466)
Accounts payable, accrued expenses and other liabilities	6,308	13,382	2,178
Accrued restructuring charges	(5,535)	5,926	—
Net cash provided by operating activities	361,409	371,986	218,571
Investing activities
Acquisitions of real estate	(655,835)	(875,983)	(958,038)
Capitalized real estate expenditures	(27,078)	(10,269)	(5,087)
Investments in loans receivable	(5,073)	(4,020)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	8,410	6,822	6,085
Proceeds from dispositions of real estate and other assets	524,776	496,646	110,185
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	39,869	(39,869)	20,784
Transfers of net sales proceeds (to) from Master Trust Release	(2,320)	40,977	(51,959)
Net cash used in investing activities	(117,251)	(385,696)	(878,030)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Financing activities
Borrowings under Revolving Credit Facilities	1,080,000	798,000	875,722
Repayments under Revolving Credit Facilities	(994,000)	(813,181)	(895,661)
Borrowings under mortgages and notes payable	—	—	518,846
Repayments under mortgages and notes payable	(863,836)	(512,486)	(610,973)
Borrowings under Convertible Notes	—	—	747,500
Borrowings under Term Loan	796,000	325,000	—
Repayments under Term Loan	(701,000)	—	—
Borrowings under Senior Unsecured Notes	298,134	—	—
Deferred financing costs	(4,352)	(6,150)	(30,772)
Proceeds from issuance of common stock, net of offering costs	446,613	347,211	434,984
Offering costs paid on equity component of Convertible Notes	—	—	(1,609)
Repurchase of shares of common stock	(753)	(4,272)	(2,920)
Proceeds from exercise of stock options	—	46	183
Distributions paid	(323,640)	(292,262)	(255,771)
Transfers to (from) reserve/escrow deposits with lenders	10,945	17,413	(10,477)
Net cash (used in) provided by financing activities	(255,889)	(140,681)	769,052
Net (decrease) increase in cash and cash equivalents	(11,731)	(154,391)	109,593
Cash and cash equivalents, beginning of year	21,790	176,181	66,588
Cash and cash equivalents, end of year	$10,059	$21,790	$176,181
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)

	December 31, 2016	December 31, 2015
Assets
Investments:
Real estate investments:
Land and improvements	$2,704,010	$2,710,888
Buildings and improvements	4,775,221	4,816,481
Total real estate investments	7,479,231	7,527,369
Less: accumulated depreciation	(940,005)	(860,954)
	6,539,226	6,666,415
Loans receivable, net	66,578	104,003
Intangible lease assets, net	470,276	526,718
Real estate assets under direct financing leases, net	36,005	44,324
Real estate assets held for sale, net	160,570	84,259
Net investments	7,272,655	7,425,719
Cash and cash equivalents	10,059	21,790
Deferred costs and other assets, net	140,917	179,180
Goodwill	254,340	264,350
Total assets	$7,677,971	$7,891,039
Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$86,000	$—
Term loan, net	418,471	322,902
Senior unsecured notes	295,112	—
Mortgages and notes payable, net	2,162,403	3,079,787
Notes payable to Spirit Realty Capital, Inc., net	702,642	690,098
Total debt, net	3,664,628	4,092,787
Intangible lease liabilities, net	182,320	193,903
Accounts payable, accrued expenses and other liabilities	148,915	142,475
Total liabilities	3,995,863	4,429,165
Commitments and contingencies (see Note 8)
Partners' Capital
Partnership units
General partner's capital, 3,988,218 units issued and outstanding as of both December 31, 2016 and December 31, 2015	26,586	28,574
Limited partners' capital, 479,635,902 and 437,831,746 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	3,655,522	3,433,300
Total partners' capital	3,682,108	3,461,874
Total liabilities and partners' capital	$7,677,971	$7,891,039
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rentals	$648,363	$634,151	$574,456
Interest income on loans receivable	5,253	6,948	7,239
Earned income from direct financing leases	2,742	3,024	3,343
Tenant reimbursement income	14,125	15,952	13,085
Other income	15,491	7,260	4,748
Total revenues	685,974	667,335	602,871
Expenses:
General and administrative	52,615	47,730	42,637
Restructuring charges	6,341	7,056	—
Finance restructuring costs	—	—	13,022
Property costs	30,839	27,715	23,383
Real estate acquisition costs	3,229	2,739	3,631
Interest	196,586	222,901	220,070
Depreciation and amortization	262,276	260,633	247,966
Impairments	88,275	70,695	37,598
Total expenses	640,161	639,469	588,307
Income from continuing operations before other income (expense) and income tax expense	45,813	27,866	14,564
Other income (expense):
Gain (loss) on debt extinguishment	233	(3,162)	(64,750)
Total other income (expense)	233	(3,162)	(64,750)
Income (loss) from continuing operations before income tax expense	46,046	24,704	(50,186)
Income tax expense	(965)	(601)	(673)
Income (loss) from continuing operations	45,081	24,103	(50,859)
Discontinued operations:
Income from discontinued operations	—	98	3,368
Gain on disposition of assets	—	590	325
Income from discontinued operations	—	688	3,693
Income (loss) before gain on disposition of assets	45,081	24,791	(47,166)
Gain on disposition of assets	52,365	68,421	10,221
Net income (loss)	$97,446	$93,212	$(36,945)
Net income (loss) attributable to the general partner	825	855	(378)
Net income (loss) attributable to the limited partners	96,621	92,357	(36,567)

Net income (loss) per partnership unit - basic:
Continuing operations	$0.21	$0.21	$(0.11)
Discontinued operations	—	—	0.01
Net income (loss) per partnership unit - basic	$0.21	$0.21	$(0.10)
Net income (loss) per partnership unit - diluted:
Continuing operations	$0.21	$0.21	$(0.11)
Discontinued operations	—	—	0.01
Net income (loss) per partnership unit —diluted	$0.21	$0.21	$(0.10)
Weighted average partnership units outstanding:
Basic	469,217,776	432,222,953	386,809,746
Diluted	469,246,265	432,545,625	386,809,746
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$97,446	$93,212	$(36,945)
Other comprehensive income (loss):
Change in net unrealized losses on cash flow hedges	(1,137)	(1,190)	(1,760)
Net cash flow hedge losses reclassified to operations	2,165	1,245	1,315
Total comprehensive income (loss)	$98,474	$93,267	$(37,390)
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	General Partner's Capital (1)		Limited Partners' Capital (2)		Total Partnership Capital

	Units	Amount	Units	Amount
Balances, December 31, 2013	3,988,218	$33,541	366,375,585	$3,081,200	$3,114,741
Net loss	—	(378)	—	(36,567)	(36,945)
Other comprehensive loss	—	(5)	—	(440)	(445)
Partnership distributions declared	—	(2,702)	—	(261,411)	(264,113)
Tax withholdings related to net partnership unit settlements	—	—	(266,837)	(2,920)	(2,920)
Contributions from partners	—	—	40,808,577	434,984	434,984
Embedded conversion premium of Convertible Notes, net	—	—	—	55,131	55,131
Exercise of partnership units	—	—	20,000	183	183
Stock-based compensation	—	—	424,897	11,046	11,046
Balances, December 31, 2014	3,988,218	$30,456	407,362,222	$3,281,206	$3,311,662
Net income	—	855	—	92,357	93,212
Other comprehensive income	—	1	—	54	55
Partnership distributions declared	—	(2,738)	—	(295,793)	(298,531)
Tax withholdings related to net partnership unit settlements	—	—	(426,158)	(4,272)	(4,272)
Contributions from partners	—	—	29,610,100	347,211	347,211
Exercise of stock options	—	—	5,000	46	46
Stock-based compensation	—	—	1,280,582	12,491	12,491
Balances, December 31, 2015	3,988,218	$28,574	437,831,746	$3,433,300	$3,461,874
Net income	—	825	—	96,621	97,446
Other comprehensive income	—	9	—	1,019	1,028
Partnership distributions declared	—	(2,822)	—	(330,358)	(333,180)
Tax withholdings related to net partnership unit settlements	—	—	(72,835)	(753)	(753)
Contributions from partners	—	—	40,835,360	446,613	446,613
Stock-based compensation	—	—	1,041,631	9,080	9,080
Balances, December 31, 2016	3,988,218	$26,586	479,635,902	$3,655,522	$3,682,108
(1) Consists of general partnership interests held by Spirit General OP Holdings, LLC.
(2) Consists of limited partnership interests held by Spirit Realty Capital, Inc. and Spirit Notes Partner, LLC.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$97,446	$93,212	$(36,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	262,276	260,633	247,966
Impairments	88,275	70,729	38,015
Amortization of deferred financing costs	9,070	7,937	5,899
Payments to terminate interest rate swap	(1,724)	—	—
Derivative net settlements, amortization and terminations	1,811	(132)	(114)
Amortization of debt discounts (premium)	6,217	2,322	(849)
Stock-based compensation expense	9,570	13,321	11,346
(Gain) loss on debt extinguishment, net	(233)	3,162	64,750
Debt extinguishment costs	(26,219)	(8,112)	(59,576)
Gains on dispositions of real estate and other assets, net	(52,365)	(69,011)	(10,546)
Non-cash revenue	(26,333)	(20,930)	(16,732)
Other	(594)	151	(1,355)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(6,561)	(604)	(25,466)
Accounts payable, accrued expenses and other liabilities	6,308	13,382	2,178
Accrued restructuring charges	(5,535)	5,926	—
Net cash provided by operating activities	361,409	371,986	218,571
Investing activities
Acquisitions of real estate	(655,835)	(875,983)	(958,038)
Capitalized real estate expenditures	(27,078)	(10,269)	(5,087)
Investments in loans receivable	(5,073)	(4,020)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	8,410	6,822	6,085
Proceeds from dispositions of real estate and other assets	524,776	496,646	110,185
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	39,869	(39,869)	20,784
Transfers of net sales proceeds (to) from Master Trust Release	(2,320)	40,977	(51,959)
Net cash used in investing activities	(117,251)	(385,696)	(878,030)

	Years Ended December 31,
	2016	2015	2014
Financing activities
Borrowings under Revolving Credit Facilities	1,080,000	798,000	875,722
Repayments under Revolving Credit Facilities	(994,000)	(813,181)	(895,661)
Borrowings under mortgages and notes payable	—	—	518,846
Repayments under mortgages and notes payable	(863,836)	(512,486)	(610,973)
Borrowings under notes payable to affiliate	—	—	747,500
Borrowings under Term Loan	796,000	325,000	—
Repayments under Term Loan	(701,000)	—	—
Borrowings under Senior Unsecured Notes	298,134	—	—
Deferred financing costs	(4,352)	(6,150)	(30,772)
Proceeds from issuance of common stock, net of offering costs	446,613	347,211	434,984
Offering costs paid on equity component of notes payable to affiliate	—	—	(1,609)
Repurchase of partnership units	(753)	(4,272)	(2,920)
Proceeds from exercise of partnership units	—	46	183
Distributions paid	(323,640)	(292,262)	(255,771)
Transfers to (from) reserve/escrow deposits with lenders	10,945	17,413	(10,477)
Net cash (used in) provided by financing activities	(255,889)	(140,681)	769,052
Net (decrease) increase in cash and cash equivalents	(11,731)	(154,391)	109,593
Cash and cash equivalents, beginning of year	21,790	176,181	66,588
Cash and cash equivalents, end of year	$10,059	$21,790	$176,181

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

Note 1. Organization
Organization and Operations
Spirit Realty Capital, Inc. (the "Corporation" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by investing primarily in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.The Company began operations through a predecessor legal entity in 2003.
The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, the Company completed an IPO of 33.35 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares).
The Company’s operations are generally carried out through Spirit Realty, L.P. (the "Operating Partnership"). Spirit General OP Holdings, LLC ("OP Holdings"), one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns approximately 1.0% of the Operating Partnership. The Corporation and a wholly-owned subsidiary are the only limited partners and together own the remaining 99.0% of the Operating Partnership.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared on the accrual basis of accounting, in accordance with GAAP. The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Properties that were reported as held for sale as of December 31, 2013, are presented in discontinued operations until their disposal.
All expenses incurred by the Company have been allocated to the Operating Partnership in accordance with the Operating Partnership's first amended and restated agreement of limited partnership, which management determined to be a reasonable method of allocation. Therefore, expenses incurred would not be materially different if the Operating Partnership had operated as an unaffiliated entity.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2016 and 2015, net assets totaling $2.95 billion and $4.57 billion, respectively, were held, and net liabilities totaling $2.26 billion and $3.19 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Real Estate Investments
Carrying Value of Real Estate Investments
The Company’s real estate properties are recorded at cost and depreciated using the straight-line method over the estimated remaining useful lives of the properties, which generally range from 20 to 50 years for buildings and improvements and from 5 to 20 years for land improvements. Portfolio assets classified as “held for sale” are not depreciated. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.
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
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimate of costs related to acquiring a tenant and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated statements of operations.
Investment in Direct Financing Leases
For real estate property leases classified as direct financing leases, the building portion of the lease is accounted for as a direct financing lease, while the land portion is accounted for as operating leases when certain criteria are met. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount the Company expects to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease primarily through the evaluation of payment history and the underlying creditworthiness of the tenant. There were no amounts past due as of December 31, 2016 and 2015. The Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Any write-down of an estimated residual value is recognized as an impairment loss in the current period and earned income adjusted prospectively. The Company's direct financing leases were acquired in connection with the Merger. There were no impairment losses on direct financing lease during the year ended December 31, 2016. There were $4.8 million in impairment losses related to two direct financing leases during the year ended December 31, 2015. There were no impairment losses or allowances recorded related to direct financing leases during the year ended December 31, 2014.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company did not record any impairment on its existing goodwill for the years ended December 31, 2016, 2015 and 2014.
When the Company classifies a real estate asset that constitutes a business under GAAP as held for sale, the proportionate amount of goodwill attributable to the real estate asset should be considered in determining the amount of impairment, if any. The portion of goodwill attributed is derived from the proportionate fair value of the real estate asset considered to be a business to the fair value of the Company’s reporting unit. Goodwill of $6.5 million and $2.0 million relates to real estate assets held for sale as of December 31, 2016 and 2015, respectively.
When the Company disposes of a real estate asset that constitutes a business under GAAP, a portion of goodwill is allocated to the carrying value of the real estate asset considered to be a business to determine the gain/loss on the disposal. The portion of goodwill allocated is derived from the proportionate fair value of the business to the fair value of the Company’s reporting unit. Goodwill related to real estate assets not previously classified as held for sale of $6.3 million, $12.7 million and $2.3 million, was written off during the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents a reconciliation of the Company’s goodwill from January 1, 2014 to December 31, 2016 (in thousands):

Consolidated
Balance as of December 31, 2013	288,128
Goodwill allocated to disposition of real estate assets	(2,280)
Balance as of December 31, 2014	285,848
Goodwill allocated to disposition of real estate assets	(21,498)
Balance as of December 31, 2015	264,350
Goodwill allocated to disposition of real estate assets	(10,010)
Balance as of December 31, 2016	$254,340
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

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
Lease termination fees are included in other income on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $7.3 million, $5.8 million and $3.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $6.4 million and $11.5 million at December 31, 2016 and 2015, respectively, against accounts receivable balances of $25.3 million and $26.3 million, respectively. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables. The Company established a reserve for losses of $7.7 million and $12.2 million at December 31, 2016 and 2015, respectively, against deferred rental revenue receivables of $71.1 million and $68.0 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Loans Receivable
Loans receivable consists of mortgage loans, net of premium, and notes receivables. Interest on loans receivable is recognized using the effective interest rate method.
Impairment and Allowance for Loan Losses
The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. As of December 31, 2016, there was an allowance for loan losses on an unsecured note receivable of $0.5 million compared to a $0.3 million allowance for loan losses as of December 31, 2015.
A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received. One note receivable was on non-accrual status with a balance of $0.5 million and $0.3 million as of December 31, 2016 and December 31, 2015, respectively, and no mortgage loans were on non-accrual status as of December 31, 2016 and December 31, 2015.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Restricted Cash and Escrow Deposits
Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Collateral deposits (1)	$1,374	$14,475
Tenant improvements, repairs, and leasing commissions (2)	9,739	8,362
Master Trust Release (3)	14,412	12,091
1031 Exchange proceeds, net	—	39,869
Loan impounds (4)	670	1,025
Other (5)	644	1,823
	$26,839	$77,645
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
The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. For derivatives designated as cash flow hedges, the effective portions of the corresponding change in fair value of the derivatives are recorded in AOCL within stockholders’ equity and partners' capital. Changes in fair value reported in other comprehensive income (loss) are reclassified to operations in the period in which operations are affected by the underlying hedged transaction. Any ineffective portions of the change in fair value are recognized immediately in general and administrative expense. The amounts paid or received on the hedge are recognized as adjustments to interest expense (see Note 5).
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
The Operating Partnership is a partnership for federal income tax purposes. Partnerships are pass-through entities and are not subject to U.S. federal income taxes, therefore no provision has been made for federal income taxes in

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

the accompanying financial statements. Although most states and cities where the Operating Partnership operates follow the U.S. federal income tax treatment, there are certain jurisdictions such as Texas, Tennessee and Ohio that impose income or franchise taxes on a partnership.
Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations.
Earnings Per Share and Unit
The Company’s unvested restricted common stock, which contains non-forfeitable rights to receive dividends, are considered participating securities requiring the two-class method of computing earnings per share and unit. Under the two class method, earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations in the computation of net income (loss) attributable to common stockholders. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Amended Incentive Award Plan and the related restricted stock awards (see Note 13), losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or anti-dilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.
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
Unaudited Interim Information
The consolidated quarterly financial data in Note 16 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by the Company as of the specified effective date.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers and is effective for annual reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. In evaluating the impact of this new standard, the Company identified that lease contracts covered by Topic 840, Leases, are excluded from the scope of this new guidance. As such, while we are still evaluating the effects of ASU 2014-09, we anticipate the most significant impact of the new guidance will relate to the Company's presentation of tenant reimbursement revenue, which will require evaluation to determine if there are non-lease components which should be accounted for under ASU 2014-09. Further, we do not expect a

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

significant impact on the accounting for sales of real estate assets under the new guidance. While the Company continues to assess all potential impacts of the new standard, we do not currently expect that the adoption of this guidance will have a material impact on our revenues, results of operations or financial position. The Company plans to adopt the new revenue recognition standard effective January 1, 2018 under the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified restrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies many aspects of accounting for share-based payment transactions under ASC Topic 718, Compensation - Stock Compensation, including income tax consequences, classification of awards as either equity or liability, forfeiture rate calculations and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company plans to adopt this new guidance effected January 1, 2017 and will make an accounting policy election to recognize stock-based compensation forfeitures as they occur.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which narrows the definition of a business. The Company plans to early adopt the guidance effective January 1, 2017 and application will be on a prospective basis. Under the new guidance, acquisitions of a property with an in-place lease generally will no longer be accounted for as an acquisition of a business, but instead as an asset acquisition, meaning the transaction costs of these acquisitions will now be capitalized instead of expensed. Further, dispositions of properties generally no longer qualify as a disposition of a business and therefore will not be allocated goodwill.
Note 3. Investments
Real Estate Investments
As of December 31, 2016, the Company’s gross investment in real estate properties and loans totaled approximately $8.2 billion, representing investments in 2,615 properties, including 74 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.4%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.
During the years ended December 31, 2016 and 2015, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2014	2,364	145	2,509	$7,934,072	$109,425	$8,043,497
Acquisitions/improvements (1)	232	—	232	886,252	4,020	890,272
Dispositions of real estate (2)	(110)	—	(110)	(543,935)	—	(543,935)
Principal payments and payoffs	—	(1)	(1)	—	(6,650)	(6,650)
Impairments	—	—	—	(70,231)	(324)	(70,555)
Write-off of gross lease intangibles	—	—	—	(7,302)	—	(7,302)
Loan premium amortization and other	(1)	—	(1)	(171)	(2,468)	(2,639)
Gross balance, December 31, 2015	2,485	144	2,629	8,198,685	104,003	8,302,688
Acquisitions/improvements (1)	269	—	269	711,510	—	711,510
Dispositions of real estate (2)	(213)	—	(213)	(598,662)	—	(598,662)
Principal payments and payoffs	—	(70)	(70)	—	(34,955)	(34,955)
Impairments	—	—	—	(88,073)	(176)	(88,249)
Write-off of gross lease intangibles	—	—	—	(42,307)	—	(42,307)
Loan premium amortization and other	—	—	—	(77)	(2,294)	(2,371)
Gross balance, December 31, 2016	2,541	74	2,615	$8,181,076	$66,578	$8,247,654
Accumulated depreciation and amortization				(1,158,608)	—	(1,158,608)
Other non-real estate assets held for sale				1,289	—	1,289
Net balance, December 31, 2016				$7,023,757	$66,578	$7,090,335

(1)
Includes investments of $20.5 million and $9.2 million, respectively, in revenue producing capitalized expenditures, as well as $6.6 million and $1.0 million, respectively, of non-revenue producing capitalized expenditures for the years ended December 31, 2016 and 2015.

(2)	The total accumulated depreciation and amortization associated with dispositions of real estate was $126.4 million and $109.1 million, respectively, for the years ended December 31, 2016 and 2015.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including realized rent increases occurring after January 1, 2017) are as follows (in thousands):

December 31, 2016
2017	$617,717
2018	610,284
2019	590,490
2020	570,766
2021	541,961
Thereafter	4,183,771
Total future minimum rentals	$7,114,989
Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.
Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	December 31, 2016	December 31, 2015
Mortgage loans - principal	$55,410	$90,096
Mortgage loans - premium, net of amortization	7,194	9,986
Mortgages loans, net	62,604	100,082
Other note receivables - principal	4,474	4,245
Allowance for loan losses	(500)	(324)
Other note receivables	3,974	3,921
Total loans receivable, net	$66,578	$104,003
As of December 31, 2016 and 2015, the Company held a total of 8 and 78, respectively, first-priority mortgage loans (representing loans to 4 and 7 borrowers, respectively). These mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are 3 other notes receivable, one $3.7 million note is secured by tenant assets and stock and the other two are unsecured.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2016	December 31, 2015
In-place leases	$624,723	$649,182
Above-market leases	88,873	98,056
Less: accumulated amortization	(243,320)	(220,520)
Intangible lease assets, net	$470,276	$526,718

Below-market leases	$236,008	$238,039
Less: accumulated amortization	(53,688)	(44,136)
Intangible lease liabilities, net	$182,320	$193,903
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases was $6.6 million, $5.8 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $46.4 million, $49.9 million and $53.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 14.6 years, 10.3 years, 18.5 years and 11.2 years, respectively, as of December 31, 2016. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 15.1 years, 10.8 years, 19.7 years and 11.4 years, respectively, as of December 31, 2015. During the year ended December 31, 2016, the Company acquired in-place lease intangible assets of $38.8 million, above-market lease intangible assets of $1.0 million and below-market lease intangible liabilities of $14.1 million.
Based on the balance of intangible assets and liabilities at December 31, 2016, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2017	$32,860
2018	33,261
2019	30,998
2020	28,811
2021	26,261
Thereafter	135,765
Total future minimum rentals	$287,956
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	December 31, 2016	December 31, 2015
Minimum lease payments receivable	$9,456	$12,702
Estimated residual value of leased assets	35,640	43,789
Unearned income	(9,091)	(12,167)
Real estate assets under direct financing leases, net	$36,005	$44,324

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Real Estate Assets Held for Sale
The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, tenant operation type (e.g., industry, sector, or concept/brand). Real estate assets held for sale are expected to be sold to within twelve months. The following table shows the activity in real estate assets held for sale for the years ended December 31, 2016 and 2015:

	Number of Properties	Carrying Value
	(In Thousands)
Balance, December 31, 2014	24	$119,046
Transfers from real estate investments	60	192,311
Sales	(48)	(227,098)
Transfers to real estate investments held and used	—	—
Balance, December 31, 2015	36	84,259
Transfers from real estate investments	72	223,457
Sales	(59)	(126,100)
Transfers to real estate investments held and used	(5)	(21,046)
Balance, December 31, 2016	44	160,570
Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2016	2015	2014
Real estate and intangible asset impairment	$80,390	$68,565	$42,307
Write-off of lease intangibles due to lease terminations, net	7,683	1,666	(4,820)
Loans receivable impairment	176	324	—
Total impairments from real estate investment net assets	88,249	70,555	37,487
Other impairment	26	174	528
Total impairment loss in continuing and discontinued operations	$88,275	$70,729	$38,015
Note 4. Debt
The debt of the Company and the Operating Partnership are the same, except for the presentation of the Convertible Notes. The Convertible Notes were issued by the Company. Subsequently, an intercompany note between the Company and the Operating Partnership was executed with terms identical to those of the Convertible Notes. Therefore, in the consolidated balance sheet of the Operating Partnership, the amounts related to the Convertible Notes are reflected as notes payable to Spirit Realty Capital, Inc., net. The Company's debt is summarized below:

	2016 Weighted Average Effective Interest Rates (1)	2016 Weighted Average Stated Rates (2)	2016 Weighted Average Maturity (3)	December 31, 2016	December 31, 2015
				(In Thousands)
2015 Credit Facility	4.17%	2.10%	2.2	$86,000	$—
Term Loan	2.25%	1.91%	1.8	420,000	325,000
Master Trust Notes	5.59%	5.03%	6.2	1,672,706	1,692,094
CMBS - fixed-rate	5.21%	5.70%	3.8	528,427	1,360,215
CMBS - variable-rate (4)	—	—	—	—	61,758
Convertible Notes	5.31%	3.28%	3.3	747,500	747,500
Unsecured Senior Notes	4.60%	4.45%	9.7	300,000	—
Total debt	5.13%	4.46%	5.0	3,754,633	4,186,567
Debt discount, net				(52,894)	(52,203)
Deferred financing costs, net (5)				(37,111)	(41,577)
Total debt, net				$3,664,628	$4,092,787
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees and non-utilization fees, where applicable, calculated for the year ended December 31, 2016.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2016.
(3) Represents the weighted average maturity based on the outstanding principal balance as of December 31, 2016.
(4) Variable-rate notes were predominantly hedged with interest rate swaps (see Note 5).
(5) The Company records deferred financing costs for the 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.
Revolving Credit Facilities
2015 Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The 2015 Credit Facility matures on March 31, 2019 (extendible at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the 2015 Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The 2015 Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuance of letters of credit. Swing-line loans and letters of credit reduce availability under the 2015 Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guaranties to material subsidiaries (as defined) meeting certain conditions. At December 31, 2016, there were no subsidiaries meeting this requirement.
Borrowings bear interest at either a specified base rate of LIBOR plus an applicable margin, at the Operating Partnership's option. Per the amendment, the Operating Partnership’s election to change the grid pricing from leverage based to credit rating based pricing initially required at least two credit ratings of BBB- or better from S&P or Fitch or Baa3 or better from Moody’s. In April, 2016, the Corporation received a first time rating of BBB- from Fitch and was

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

updated to a BBB-corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, the 2015 Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of December 31, 2016, the 2015 Credit Facility bore interest at LIBOR plus 1.25% based on the Company's credit rating and incurred a facility fee of 0.25% per annum.
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
As a result of entering into the 2015 Credit Facility and expanding the borrowing capacity, the Company incurred origination costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. The unamortized deferred financing costs relating to the 2015 Credit Facility were $2.9 million and $3.2 million, at December 31, 2016 and 2015, respectively, and were recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of December 31, 2016, $86.0 million was outstanding, there was $714.0 million of borrowing capacity available under the 2015 Credit Facility and no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
Line of Credit
A special purpose entity indirectly owned by the Corporation had access to a $40.0 million secured revolving line of credit which expired on March 27, 2016.
Term Loan
On November 3, 2015, the Company entered into a Term Loan Agreement among the Operating Partnership, as borrower, the Company as guarantor and the lenders that are parties thereto. The Term Loan Agreement provides for a $325.0 million senior unsecured term facility that has an initial maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased to up to $600.0 million, subject to obtaining additional lender commitments. During the fourth quarter of 2015 and 2016, the Company exercised the accordion feature per the Credit Agreement and increased the term facility borrowing capacity from $325.0 million to $370.0 million and $420.0 million, respectively.
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's option. In each case, the applicable margin is determined based upon the Corporation's leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leveraged based

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of December 31, 2016, the Term Loan bore interest at LIBOR plus 1.35% based on the Corporation's credit rating.
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
As a result of entering into the Term Loan, the Company incurred origination costs of $2.3 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of December 31, 2016 and 2015, the unamortized deferred financing costs relating to the Term Loan were $1.5 million and $2.1 million, respectively, and were recorded net against the principal balance of the Term Loan on the accompanying consolidated balance sheets.
As of December 31, 2016, the Term Loan was fully drawn. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of December 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount of senior notes through a Rule 144A offering with registration rights, which are guaranteed by the Corporation. The Senior Unsecured Notes were issued at 99.378% of their principal amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.450% per year, payable on March 15 and September 15 of each year, until the maturity date of September 15, 2026. The Company has agreed to file with the SEC and cause to become effective a registration statement pursuant to which the Company will offer to exchange the Senior Unsecured Notes for substantially similar registered notes.
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
In connection with the offering, the Operating Partnership incurred $3.2 million in deferred financing costs. This amount is being amortized to interest expense over the life of the Senior Unsecured Notes. As of December 31, 2016, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $3.1 million and recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Corporation and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2016, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Master Trust Notes
The Company has access to an asset-backed securitization platform, the Spirit Master Funding Program, to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

leases and mortgage loans. The Spirit Master Funding Program consists of two separate securitization trusts, Master Trust 2013 and Master Trust 2014, each of which have one or multiple bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. Each issuer is an indirect wholly-owned special purpose entity of the Corporation and of the Operating Partnership.
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
The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	December 31, 2016	December 31, 2015
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	3.5	$53,919	$65,027
Series 2014-1 Class A2	5.4%	3.5	253,300	253,300
Series 2014-2	5.8%	4.2	226,283	229,674
Series 2014-3	5.7%	5.2	311,820	312,276
Series 2014-4 Class A1	3.5%	3.1	150,000	150,000
Series 2014-4 Class A2	4.6%	13.1	360,000	360,000
Total Master Trust 2014 notes	5.1%	6.5	1,355,322	1,370,277
Series 2013-1 Class A	3.9%	2.0	125,000	125,000
Series 2013-2 Class A	5.3%	7.0	192,384	196,817
Total Master Trust 2013 notes	4.7%	5.0	317,384	321,817
Total Master Trust Notes			1,672,706	1,692,094
Debt discount, net			(18,787)	(22,909)
Deferred financing costs, net			(16,376)	(19,345)
Total Master Trust Notes, net			$1,637,543	$1,649,840
(1) Represents the individual series stated interest rate as of December 31, 2016 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of December 31, 2016.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

As of December 31, 2016, the Master Trust 2014 notes were secured by 855 owned and financed properties issued by 5 indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of December 31, 2016, the Master Trust 2013 notes were secured by 307 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
CMBS
As of December 31, 2016, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 29 fixed-rate non-recourse loans, excluding two defaulted loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of December 31, 2016 for these fixed-rate notes ranged from 3.90% to 6.52% with a weighted average stated rate of 5.70%. As of December 31, 2016, these fixed-rate loans were secured by 130 properties. As of December 31, 2016 and December 31, 2015, the unamortized deferred financing costs associated with the CMBS loans were $4.7 million and $5.5 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans. During June, 2016, the Company repaid the remaining eight CMBS variable-rate loans and terminated the related interest rate swap agreements.
As of December 31, 2016, certain borrowers were in default under the loan agreements relating to two separate CMBS fixed-rate loans where four properties securing the respective loans were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 9.85% and 10.62%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of December 31, 2016, the aggregate principal balance under the defaulted CMBS loans was $26.6 million, which includes $9.5 million of interest added to principal. In addition, approximately $0.4 million of lender controlled restricted cash is being held in connection with these loans that may be applied to reduce amounts owed. During the year ended December 31, 2016, defaulted loan balances aggregating $64.1 million, were retired upon the disposition of seven properties with a net book value of $34.7 million. All seven properties were sold by the Company to third parties pursuant to an amendment to the loan agreements, which provided for a specified reduction in principal balance associated with the sale of those individual properties.
Convertible Notes
In May 20, 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc., on the consolidated balance sheet of the Operating Partnership.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. As of December 31, 2016, the conversion rate was 76.8100 per $1,000 principal note. Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of December 31, 2016 and December 31, 2015, the unamortized discount was $33.5 million and $42.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of December 31, 2016 and December 31, 2015, the unamortized deferred financing costs relating to the Convertible Notes was $11.4 million and $14.7 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the year ended December 31, 2016, the Company extinguished a total of $883.0 million aggregate principal amount of indebtedness with a weighted average contractual interest rate of 6.01%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $0.2 million. The gain was primarily attributable to the extinguishment of seven defaulted mortgage loans upon the sale of the related properties to third parties. The payment of the premium is included in debt extinguishment costs within operating activities in the consolidated statement of cash flows.
During the year ended December 31, 2015, the Company extinguished a total of $536.6 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.73% and terminated the 2013 Credit Facility. As a result of these transactions, the Company recognized a loss on debt extinguishment during the year ended December 31, 2015 of approximately $3.2 million, primarily related to defeasance costs and fees paid for the retirement of debt.
Debt Maturities
As of December 31, 2016, scheduled debt maturities of the Company’s Revolving Credit Facilities, Term Loan, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total (2)
2017 (1)	$26,115	$187,932	$214,047
2018	42,115	602,779	644,894
2019	44,325	498,500	542,825
2020	39,096	413,206	452,302
2021	30,658	554,753	585,411
Thereafter	219,133	1,096,021	1,315,154
Total	$401,442	$3,353,191	$3,754,633
(1) The balloon payment balance in 2017 includes $26.6 million for the acceleration of principal payable, including $9.5 million of capitalized interest, following an event of default under 2 separate non-recourse CMBS loans with stated maturities in 2017 of $6.4 million and $20.2 million.
(2) The Term Loan has a maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest expense – Revolving Credit Facilities (1)	$3,314	$2,698	$3,597
Interest expense – Term Loan	5,218	888	—
Interest expense – mortgages and notes payable	143,233	184,439	196,246
Interest expense – Convertible Notes (2)	24,509	24,509	15,046
Interest expense – Unsecured Senior Notes	4,932	—	—
Interest expense – other	—	—	6
Non-cash interest expense:
Amortization of deferred financing costs	9,070	7,937	5,899
Amortization of net losses related to interest rate swaps	93	108	125
Amortization of debt discount/(premium), net	6,217	2,322	(849)
Total interest expense	$196,586	$222,901	$220,070
(1) Includes facility fees of approximately $2.0 million, $1.6 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(2) Included in interest expense on the Operating Partnership's consolidated statements of operations are amounts paid to the Corporation by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.
Note 5. Derivative and Hedging Activities
The Company does not enter into derivative contracts for speculative or trading purposes, instead uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. The effective portion of changes in fair value are recorded in AOCL and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings. As of December 31, 2016 and 2015, there were no termination events or events of default related to the interest rate swaps.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (dollars in thousands):

						Fair Value of Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	December 31, 2016	December 31, 2015
Interest Rate Swaps (1)	Accounts payable, accrued expenses and other liabilities	$61,758	5.14%	01/02/14	12/13/18	—	(934)
						$—	$(934)
(1) Represents a tranche of 8 individual interest rate swap agreements with notional amounts ranging from $7.6 million to $7.9 million. The payment terms, stated interest rate, effective date, and maturity date of these swaps are consistent with the terms of the debt.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

During June 2016, the Company terminated the remaining interest rate swap agreements upon the repayment of eight CMBS variable-rate loans. The Company paid $1.7 million to terminate these interest rate swap agreements and recognized a loss of $1.7 million, which is included in general and administrative expenses.
The following tables provide information about the amounts recorded in AOCL, as well as the (loss) or gain recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Interest rate swaps	$(1,137)	$(1,190)	$(1,760)
	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Years Ended December 31,
Location of Loss Reclassified from AOCL into Operations	2016	2015	2014
Interest expense	$(459)	$(1,169)	$(1,315)
	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
	Years Ended December 31,
Location of (Loss) or Gain Recognized in Operations on Derivatives	2016	2015	2014
General and administrative expense (1)	$(1,706)	$(78)	$—
	Amount of Loss Recognized in Operations on Derivative
Derivatives Not Designated as Hedging Instruments	Years Ended December 31,
Location of Loss Recognized in Operations on Derivatives	2016	2015	2014
General and administrative expense	$(18)	$—	$—
(1) The year ended December 31, 2015 includes a loss of $76 thousand that was reclassified from accumulated other comprehensive loss in the balance sheet resulting from hedged transactions that were no longer probable of occurring as the swaps were terminated prior to their respective maturity dates.
Note 6. Income Taxes
The Company’s total income tax expense was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
State income tax	$899	$601	$673
REIT state built-in gain tax expense	47	—	—
Federal income tax	$19	$—	$—
Total income tax expense	$965	$601	$673
The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, were immaterial at December 31, 2016, 2015 and 2014.
To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the highest regular corporate tax rate to the extent of such built-in gain. During 2016, the Company sold a property that was subject to state built-in gain tax of $47 thousand.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The Corporation has net operating loss carry-forwards for income tax purposes totaling $66.1 million, $66.1 million and $63.9 million at December 31, 2016, 2015 and 2014, respectively. These losses, which begin to expire in 2017 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2013 are no longer subject to examination. Additionally, state tax returns for years prior to 2012 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2016, 2015 and 2014. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
For the years ended December 31, 2016, 2015 and 2014, common stock dividends paid were characterized for tax as follows (per share):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Ordinary income	$0.52	$0.42	$—
Return of capital	0.15	0.26	0.58
Capital gain	0.03	—	—
Total	$0.70	$0.68	$0.58
Note 7. Stockholders’ Equity and Partners' Capital
Issuance of Common Stock
In May 2014, the Company approved an amendment to its charter to increase the number of shares of stock that it has the authority to issue from 490.0 million to 770.0 million. As of December 31, 2016, the Company has authority to issue 770.0 million shares of stock, consisting of 750.0 million shares of common stock, $0.01 par value per share, and 20.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2016 and 2015, there were no outstanding shares of preferred stock.
On April 15, 2016, the Company completed an underwritten public offering of 34.5 million shares of its common stock, at $11.15 per share, including 4.5 million shares sold pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $384.7 million; net proceeds were approximately $368.9 million after deducting underwriter discounts and offering costs paid by the Company. The net proceeds from the offering were initially used to reduce amounts outstanding under the Term Loan.
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
ATM Program
In April 2014, the Corporation commenced a continuous equity offering under which the Corporation may sell up to an aggregate $350.0 million worth of shares of its common stock from time to time through broker-dealers in the ATM Program. The Corporation may sell the shares in amounts and at times to be determined by the Corporation, but has no obligation to sell any of the shares in the ATM Program.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Since inception of the ATM Program through December 31, 2016, the Corporation sold an aggregate total of 27.3 million shares of its common stock, at a weighted average share price of $11.92, for aggregate gross proceeds of $325.5 million and aggregate net proceeds of $320.0 million after payment of commissions and other issuance costs of $5.4 million.
During the year ended December 31, 2016, the Corporation sold 6.3 million shares of its common stock, at a weighted average share price of $12.47, for aggregate gross proceeds of $79.0 million and aggregate net proceeds of $77.7 million after payment of commissions and other issuance costs of $1.3 million. The net proceeds were used to fund acquisitions, repay borrowings under the Revolving Credit Facilities and for general corporate purposes.
In November, 2016, the Board of Directors approved a new $500.0 million ATM Program and the Company terminated it's existing program. As of December 31, 2016, no shares had been sold under the new ATM Program.
Stock Repurchase Program
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $200.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18 months time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. The Company intends to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. During the year ended December 31, 2016, no stock was repurchased under the stock repurchase program.
Dividends Declared
In fiscal years 2016 and 2015, the Company's board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in Thousands)
2016
March 15, 2016	$0.17500	March 31, 2016	$77,596	April 15, 2016
June 15, 2016	0.17500	June 30, 2016	83,940	July 15, 2016
September 15, 2016	0.17500	September 30, 2016	84,604	October 14, 2016
December 15, 2016	0.18000	December 30, 2016	87,040	January 13, 2017
Total	$0.70500		$333,180

2015
March 16, 2015	$0.17000	March 31, 2015	$71,123	April 15, 2015
June 15, 2015	0.17000	June 30, 2015	75,054	July 15, 2015
September 15, 2015	0.17000	September 30, 2015	75,039	October 15, 2015
December 15, 2015	0.17500	December 31, 2015	77,315	January 15, 2016
Total	$0.68500		$298,531
(1) Net of estimated forfeitures of approximately $12,000 for each of the years ended December 31, 2016 and December 31, 2015, for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividends declared in December 2016 were paid in January 2017, and were included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
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
On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, (collectively, the "Debtors") filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of the Company under a master lease.
The Company's subsidiary and the Debtors have since entered into two separate settlement agreements, of which Albertson's LLC was party to one of the settlements, totaling $27.4 million, of which $24.4 million relates to damages claims owed by the Debtors and $3.0 million relates to rent reduction for an amended lease with Albertson's LLC. To date the Company has collected $5.5 million of the total claims and there is no guaranty that the remaining claims will be paid or otherwise satisfied in fill. As a result of the settlements, the leases for seven locations were rejected and the leases for thirteen locations were affirmed and assumed by the following tenants: five locations by Albertson's LLC, five locations by Smart & Final, LLC, two locations by Gelson's Markets and one location by Safeway, Inc. As of December 31, 2016, the Company has sold five locations for total proceeds of $52.1 million, has eleven locations with leases in-place with substantially the same terms and rent (inclusive of the$3.0 million payment for the rent reduction) and we have four locations that remain vacant.
At December 31, 2016, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
At December 31, 2016, the Company had commitments totaling $98.7 million, of which $45.6 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the $98.7 million of total commitments, $98.4 million is expected to be funded during fiscal year 2017. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants until the maturity of the debt on March 15, 2022 and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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
The Company leases its current corporate office space and certain operating equipment under non-cancelable agreements from unrelated third parties. Total rental expense included in general and administrative expense amounted to $1.5 million, $0.7 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company's lease of its current corporate office space is renewable at the Company's option for two additional periods of five years each after the initial term. The Company is also a lessee under thirteen long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of December 31, 2016. Total rental expense included in property costs amounted to $1.4 million for the year ended December 31, 2016 and $1.2 million for each of the years ended December 31, 2015 and 2014, respectively. Certain ground lease rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rentals on the accompanying consolidated statements of operations.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2017	$1,515	$1,397	$2,912
2018	1,521	1,500	3,021
2019	1,521	1,505	3,026
2020	1,521	1,516	3,037
2021	1,441	1,531	2,972
Thereafter	15,929	8,021	23,950
Total	$23,448	$15,470	$38,918
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Derivatives:
Interest rate swaps financial liabilities	$—	$—	$—	$—
December 31, 2015
Derivatives:
Interest rate swaps financial liabilities	$(934)	$—	$(934)	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2016 and 2015 (in thousands):

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
December 31, 2016
Retail	33,766	(4,168)			37,934	(37,445)
Industrial	2,394	(1,347)			3,741	(5,948)
Office	8,538				8,538	(10,121)
Long-lived assets held and used	$44,698	$(5,515)	$—	$—	$50,213	$(53,514)
Lease intangible assets	6,384	—	—	—	6,384	(9,116)
Other assets	27		—	—	27	(198)
Long-lived assets held for sale	24,493	(36,907)	—	—	61,400	(25,447)
						(88,275)
December 31, 2015
Retail	29,626	(3,207)	—	—	32,833	(20,727)
Industrial	9,598	—	—	—	9,598	(16,182)
Office	21,074	—	—	—	21,074	(14,093)
Long-lived assets held and used	$60,298	$(3,207)	$—	$—	$63,505	$(51,002)
Lease intangible assets	3,843	—	—	—	3,843	(3,825)
Other assets	—	—	—	—	—	(324)
Long-lived assets held for sale	15,957	(33,563)	—	—	49,520	(15,578)
						$(70,729)
Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant, non-operating or the lease on the asset expiring in twelve months or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
During the year ended December 31, 2016 and for the year ended December 31, 2015, we determined that thirty-three and eighteen long-lived assets held and used, respectively, were impaired. The Company estimated the fair value on sixteen of the impaired properties using the weighted average sales price per square foot of comparable properties during the year ended December 31, 2016 and on thirteen of the eighteen impaired properties during the year ended December 31, 2015.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The following table provides information about the weighted average sales price per square foot of comparable properties used to estimate fair value (price per square foot in dollars):

	December 31, 2016			December 31, 2015
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$17.17 - $502.23	$58.78	290,770	$41.21 - $168.30	$79.90	153,008
Industrial	$26.43	$26.43	104,864	$17.77 - $22.00	$19.40	375,076
Office	$35.00	$35.00	135,675	$58.17 - $133.61	$104.53	204,936
The Company estimated the fair value on the seventeen remaining impaired properties using the weighted average listing price or broker opinion of value per square foot during the year ended December 31, 2016 and on five of the eighteen impaired properties during the year ended December 31, 2015.

The following table provides information about the weighted average listing price and broker opinion of value per square foot of comparable properties used to estimate fair value (price per square foot in dollars):

	December 31, 2016			December 31, 2015
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$15.40 - $170.02	$40.80	516,916	$65.85 - $161.61	$114.12	204,269
Industrial	$9.09	$9.09	149,627	$12.17	$12.17	369,655
Office	$56.81	$56.81	34,992	—	$—	—
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2016 and 2015. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The estimated fair values of the loans receivable, Revolving Credit Facilities, Term Loan, Senior Unsecured Notes, Convertible Notes and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The loans receivable, Revolving Credit Facilities, Term Loan, Senior Unsecured Notes, Convertible Notes and the mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$66,578	$71,895	$104,003	$110,019
Revolving Credit Facilities, net (1)	86,000	87,718	—	—
Term Loan, net (2)	418,471	428,441	322,902	338,366
Senior Unsecured Notes	295,112	283,473	—	—
Convertible Notes, net (2)	702,642	784,175	690,098	713,095
Mortgages and notes payable, net (2)	2,162,403	2,282,142	3,079,787	3,220,239
(1) As of December 31, 2015, only amounts under the Line of Credit were outstanding and net of unamortized deferred financing costs.
(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Note 10. Significant Credit and Revenue Concentration
As of December 31, 2016 and 2015, the Company’s real estate investments are operated by 450 and 438 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant. Total rental revenues from properties leased to Shopko for the month ended December 31, 2016 and 2015, contributed 8.2% and 9.1% of the Company's Normalized Rental Revenue from continuing operations, respectively. No other tenant contributed 4% or more of the Company’s Normalized Revenue during any of the periods presented. As of December 31, 2016 and 2015, the Company's net investment in Shopko properties represents approximately 5.8% and 6.9%, respectively, of the Company's total assets and the Company's real estate investment in Shopko represents approximately 7.7% and 9.0%, respectively, of the Company’s total real estate investment portfolio.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Note 11. Discontinued Operations
Effective January 1, 2014, the Company adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, under which only disposals representing a strategic shift in operations of the Company and that have (or will have) a major effect on the Company’s operations and financial results are to be presented as discontinued operations. Properties that were reported as held for sale as of December 31, 2013, will be presented in discontinued operations until the properties are disposed of. As a result, net gains or losses from the disposition of these properties, as well as the current and prior period operations, will continue to be reclassified to discontinued operations. The following sets forth the results of discontinued operations, as (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rent	$—	$447	$1,206
Non-cash rent	—	—	(80)
Other	—	17	2,972
Total revenues	—	464	4,098
Expenses:
General and administrative	—	4	15
Property costs	—	328	298
Interest	—	—	—
Depreciation and amortization	—	—	—
Impairments	—	34	417
Total expenses	—	366	730
Gain (loss) from discontinued operations before other income	—	98	3,368
Other income:
Gain on debt extinguishment	—	—	—
Other	—	—	—
Total other income	—	—	—
Income (loss) from discontinued operations	—	98	3,368
Gain on disposition of assets	—	590	325
Total discontinued operations	$—	$688	$3,693
Number of properties disposed of during period	—	2	6

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Note 12. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction and assumption of debt through sale of certain real estate properties	$7,208	$30,555	$5,001
Net real estate and other collateral assets surrendered to lender	30,381	7,384	—
Reduction of debt in exchange for collateral assets	47,025	7,904	—
Real estate acquired in exchange for loans receivable	26,609	—	—
Debt assumed through real estate property acquisition	—	—	10,528
Accrued interest capitalized to principal (1)	4,332	6,035	2,598
Accrued performance share dividend rights	489	564	565
Supplemental Cash Flow Disclosures:
Interest paid	$182,105	$206,115	$209,032
Taxes paid, net of refunds	914	1,919	2,416
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
Note 13. Incentive Award Plan and Employee Benefit Plan
Amended Incentive Award Plan
Under the Amended Incentive Award Plan, the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. As of December 31, 2016, 5.7 million shares remained available for award under the Amended Incentive Award Plan.
During the years ended December 31, 2016, 2015 and 2014, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested. The vesting of these shares, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.1 million, 0.4 million and 0.3 million shares of common stock, respectively, valued at $0.8 million, $4.3 million and $2.9 million, respectively, solely to pay the associated minimum statutory tax withholdings during the years ended December 31, 2016, 2015 and 2014. Shares repurchased are considered retired under Maryland law and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.
Restricted Shares of Common Stock
During the year ended December 31, 2016, the Company granted 0.9 million restricted shares under the Amended Incentive Award Plan to certain executive officers, employees and members of the Board of Directors. The fair value of the restricted stock grants was determined based on the Company's closing stock price on the date of grant. The Company recorded $11.7 million in deferred compensation associated with these grants, which will be recognized in expense over the requisite service period, generally which is three years, with a remaining weighted average recognition period of 1.9 years.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The following table summarizes restricted share activity under the Amended Incentive Award Plan:

	2016		2015		2014
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	771,003	$11.29	1,299,807	$9.12	1,777,652	$8.41
Shares granted	948,793	12.58	495,688	11.87	372,974	10.85
Shares vested	(562,581)	11.10	(1,005,088)	8.77	(846,102)	8.37
Shares forfeited	(122,600)	11.56	(19,404)	11.53	(4,717)	10.60
Outstanding non-vested shares, end of year	1,034,615	$12.55	771,003	$11.29	1,299,807	$9.12
(1) Based on grant date fair values.
Historical staff turnover rates are used by the Company to estimate the forfeiture rate for its non-vested shares. Accordingly, changes in actual forfeiture rates will affect stock-based compensation expense during the applicable period.
Performance Share Awards
Since August 2013, performance share awards have been granted to executive officers upon approval from the Board of Directors or committee thereof. These awards are granted at a target number of units and represent shares that are potentially issuable in the future. The performance share awards vest based on the Company’s stock price and dividend performance, TSR, at the end of, generally, three-year periods relative to a group of industry peers. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value of the performance share awards was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, with a remaining weighted average recognition period of 1.5 years.
In addition, final shares issued under each performance share award entitle its holder to a cash payment equal to the aggregate declared dividends with record dates during the performance period, beginning on the grant date and ending the day before the awards are released. The projected shares to be awarded are not considered issued under the Amended Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The performance shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The following table summarizes performance share award activity under the Amended Incentive Award Plan:

	2016		2015		2014
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	472,725	$14.28	610,797	$13.49	367,914	$13.45
Grants at target (1)	400,800	16.06	279,199	14.78	242,883	13.56
Earned (below) above performance target (2)	(42,640)	13.56	387,027	13.45	—	—
Vested (3)	(215,438)	14.36	(804,298)	13.46	—	—
Forfeited	(121,147)	$15.05	—	$—	—	$—
Outstanding non-vested awards, end of year	494,300	$15.30	472,725	$14.28	610,797	$13.49
(1) The performance period for the 2016 performance awards began January 1, 2016 and continues through December 31, 2018 and the performance period for the 2015 performance awards began January 1, 2015 and continues through December 31, 2017
(2) Represents shares that were earned below or in excess of target for the grants whose performance periods ended on December 31, 2016 and December 31, 2015.
(3) The number of shares that vested in 2016 includes 155,782 shares released at target in connection with qualifying terminations. Dividend rights of $0.2 million associated with all shares released were paid in cash during 2016.
Approximately $0.5 million and $0.2 million in dividend rights have been accrued as of December 31, 2016 and 2015, respectively. For outstanding non-vested awards at December 31, 2016, 429,544 shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the years ended December 31, 2016, 2015 and 2014, the Company recognized $9.6 million, $13.3 million and $11.3 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2016, the remaining unamortized stock-based compensation expense totaled $14.4 million, including $9.7 million related to restricted stock awards and $4.7 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.
401(k) Plan
The Company has a 401(k) Plan, which is available to full-time employees who have completed at least three months of service with the Company. Currently, the Company provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately.
Note 14. Income (Loss) Per Share and Partnership Unit
Income per share has been determined using the two-class method which is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive non-forfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share computed using the two-class method (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Basic and diluted income (loss):
Income (loss) from continuing operations	$45,081	$24,103	$(50,859)
Gain on disposition of assets	52,365	68,421	10,221
Less: income attributable to unvested restricted stock	(614)	(696)	(1,099)
Income (loss) used in basic and diluted income (loss) per share from continuing operations	96,832	91,828	(41,737)
Income from discontinued operations	—	688	3,693
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$96,832	$92,516	$(38,044)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	470,023,674	433,361,726	388,604,270
Less: unvested weighted average shares of restricted stock	(805,898)	(1,138,773)	(1,794,524)
Weighted average number of shares outstanding used in basic income (loss) per share	469,217,776	432,222,953	386,809,746
Net income (loss) per share attributable to common stockholders-basic	$0.21	$0.21	$(0.10)

Diluted weighted average shares of common stock (1)
Stock options	3,835	3,384	—
Unvested performance shares	24,654	319,288	—
Weighted average number of shares of common stock used in diluted income (loss) per share	469,246,265	432,545,625	386,809,746
Net income (loss) per share attributable to common stockholders-diluted	$0.21	$0.21	$(0.10)

Potentially dilutive shares of common stock
Unvested shares of restricted stock	119,633	339,541	731,444
Unvested performance shares	—	—	770,688
Stock options	—	—	5,146
Total	119,633	339,541	1,507,278
(1) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the year ended December 31, 2016, the Corporation's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the Convertible Notes.
Note 15. Costs Associated With Restructuring Activities
On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters in the spring of 2016, and finalized the move with the opening of the new office space in late September 2016. As a result of moving its corporate headquarters, the Company incurred various restructuring charges, including employee separation and relocation costs. Restructuring charges incurred for the years ended December 31, 2016 and December 31, 2015 totaled $6.3 million and $7.1 million, respectively, and are included within restructuring charges on the accompanying consolidated statements of operations.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

The following table presents a reconciliation of the liability attributable to restructuring costs incurred as of December 31, 2016, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets (in thousands):

	Employee Separation/Relocation Costs	Other Restructuring Costs	Total
Beginning balance, as of December 31, 2015	$5,754	$172	$5,926
Accruals	2,701	3,060	5,761
Payments	(8,085)	(3,211)	(11,296)
Ending balance, as of December 31, 2016	$370	$21	$391
To date, the Company has incurred total relocation costs of $20.5 million, of which $13.4 million is for restructuring, $3.5 million is for capitalized costs related to tenant improvements and fixtures for the new corporate headquarters space and $3.6 million represents other relocation costs, primarily for redundant office space and employee salaries and benefits for departing employees, incurred in the transition phase. The Company does not anticipate any additional costs to be incurred after December 31, 2016.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2016

Note 16. Consolidated Quarterly Financial Data
The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2016 and 2015 (in thousands, except share and per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2016	(Unaudited)
Total revenues	$168,357	$171,726	$172,508	$173,383	$685,974
Depreciation and amortization	64,664	64,263	65,300	68,049	262,276
Interest	53,017	49,172	47,653	46,744	196,586
Other expenses	32,381	37,463	41,767	70,653	182,264
(Loss) gain on debt extinguishment	(5,341)	14,016	(8,349)	(93)	233
Income (loss) from continuing operations	12,954	34,844	9,439	(12,156)	45,081
Income (loss) from discontinued operations	—	—	—	—	—
Gain on disposition of assets	10,146	11,115	17,960	13,144	52,365
Net income attributable to common stockholders and partners	23,100	45,959	27,399	988	97,446
Net income per share attributable to common stockholders and partners:
Basic	$0.05	$0.10	$0.06	$—	$0.21
Diluted	$0.05	$0.10	$0.06	$—	$0.21
Dividends declared per common share and partnership unit	$0.17500	$0.17500	$0.17500	$0.18000	$0.70500
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2015	(Unaudited)
Total revenues	$162,287	$167,934	$168,425	$168,689	$667,335
Depreciation and amortization	66,296	64,671	64,493	65,173	260,633
Interest	57,914	56,167	54,673	54,147	222,901
Other expenses	23,662	52,771	40,548	39,555	156,536
(Loss) gain on debt extinguishment	(1,230)	3,377	342	(5,651)	(3,162)
Income (loss) from continuing operations	13,185	(2,298)	9,053	4,163	24,103
Income (loss) from discontinued operations	227	494	(41)	8	688
Gain on disposition of assets	9,151	51,739	5,991	2,130	69,011
Net income attributable to common stockholders and partners	22,563	49,345	15,003	6,301	93,212
Net income per share attributable to common stockholders and partners:
Basic	$0.05	$0.11	$0.03	$0.02	$0.21
Diluted	$0.05	$0.11	$0.03	$0.02	$0.21
Dividends declared per common share and partnership unit	$0.17000	$0.17000	$0.17000	$0.17500	$0.68500

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Spirit Realty Capital, Inc.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2016 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2016, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty Capital, Inc. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty Capital, Inc.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, internal control over financial reporting was effective.
Ernst & Young LLP, Spirit Realty Capital, Inc.'s independent registered public accounting firm, audited Spirit Realty Capital, Inc.'s financial statements included in this Annual Report on Form 10-K and has issued an attestation report on Spirit Realty Capital, Inc.'s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
As disclosed in Item 9A of Spirit Realty Capital, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 filed on October 31, 2016, Spirit Realty Capital, Inc. failed to design controls over the review of the accounting for real estate dispositions; specifically, the allocation of a portion of Spirit Realty Capital, Inc.'s goodwill to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale.
Management became aware of this material weakness in the internal control over financial reporting and took immediate actions to remediate the material weakness. Management initiated controls over the proper application of GAAP in accounting for goodwill related to the disposal of assets and in allocating goodwill to held for sale assets to determine the amount, if any, for impairment charges. Management has fully remediated this material weakness as of December 31, 2016.
Except as noted in the preceding paragraph, there were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.,'s internal control over financial reporting.
Spirit Realty, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2016 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2016, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty, L.P. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty, L.P.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
As disclosed in Item 9A of Spirit Realty Capital, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 filed on October 31, 2016, Spirit Realty Capital, Inc. failed to design controls over the review of the accounting for real estate dispositions; specifically, the allocation of a portion of Spirit Realty Capital, Inc.'s goodwill to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale.
Management became aware of this material weakness in the internal control over financial reporting and took immediate actions to remediate the material weakness. Management initiated controls over the proper application of GAAP in accounting for goodwill related to the disposal of assets and in allocating goodwill to held for sale assets to determine the amount, if any, for impairment charges. Management has fully remediated this material weakness as of December 31, 2016.
Except as noted in the preceding paragraph, there were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Comprehensive Income (Loss) for the Years December 31, 2016, 2015 and 2014.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation.
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)    Exhibits.

Exhibit No.	Description

1.1
Equity Distribution Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated November 9, 2016 filed as Exhibit 1.1 to the Company's Form 8-K on November 9, 2016 and incorporated herein by reference.

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

4.14
Indenture, dated as of August 18, 2016, among Spirit Realty, L.P., as issuer, and U.S. Bank, National Association, as trustee, filed as Exhibit 4.1 of the Company's Form 8-K on August 19, 2016 and incorporated herein by reference.

4.15
First Supplemental Indenture, dated as of August 18, 2016, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the guarantee filed as Exhibit 4.2 of the Company's Form 8-K on August 19, 2016 and incorporated herein by reference.

4.16
Registration Rights Agreement, dated August 18, 2016, among the Issuer, the Guarantor and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC filed as Exhibit 4.3 of the Company's Form 8-K on August 19, 2016 and incorporated herein by reference.

10.1
Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed within the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 11, 2016

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

10.34
First Amendment to the Credit Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated as of November 3, 2015, filed within as Exhibit 10.34 to the Company's Annual Report Form 10-K on February 26, 2016 and incorporated herein by reference.

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

10.37	Employment Agreement, dated June 3, 2016, between Boyd Messmann and Spirit Realty Capital, Inc. filed as Exhibit 10.1 of the Company's Form 18-K on June 6, 2016 and incorporated herein by reference.

10.38
Employment Agreement, dated September 7, 2016, between Jackson Hsieh and Spirit Realty Capital, Inc. filed as Exhibit 10.1 of the Company's Form 18-K on July 7, 2016 and incorporated herein by reference.

10.39	Director Compensation Program of Spirit Realty Capital, Inc. as of January 1, 2015 filed as Exhibit 10.25 of the Company's Form 10-Q on August 4, 2016 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc. filed as Exhibit 14.1 to its Annual Report on Form 10-K on March 5, 2013 and incorporated herein by reference.

16.1
Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013 filed as Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2015.

Exhibit No.	Description
23.1*	Consent of Ernst & Young LLP the Company's Independent Registered Accounting Firm

31.1*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty Capital, Inc.

31.2*
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty Capital, Inc.

31.3*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

31.4*
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty Capital, Inc.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

101.1**
The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

General Merchandise
Aberdeen, SD	(c)	$3,857	$3,348	$—	$—	$3,857	$3,348	$7,205	$(1,505)	1984	05/31/06	15 to 30 Years
Ainsworth, NE	(a)	360	1,829	—	—	360	1,829	2,189	(448)	2007	12/08/09	12 to 47 Years
Alamogordo, NM	(a)	476	560	—	—	476	560	1,036	(111)	2006	07/17/13	8 to 40 Years
Albany, MO	(c)	66	410	—	—	66	410	476	(155)	1990	05/31/06	15 to 30 Years
Allegan, MI	(c)	741	1,198	—	—	741	1,198	1,939	(553)	2000	05/31/06	15 to 30 Years
Anderson, SC	(c)	4,771	6,883	—	—	4,771	6,883	11,654	(2,124)	1993	07/17/13	7 to 21 Years
Anderson, SC	(a)	351	966	—	—	351	966	1,317	(108)	1992	07/17/13	10 to 41 Years
Appleton, WI	(c)	4,898	5,804	—	—	4,898	5,804	10,702	(2,209)	1971	05/31/06	15 to 30 Years
Arcadia, WI	(c)	673	983	—	—	673	983	1,656	(563)	2000	05/31/06	15 to 30 Years
Archbold, OH	(c)	631	1,229	(216)	(567)	415	662	1,078	—	2000	05/31/06	15 to 30 Years
Attica, IN	(c)	550	1,116	—	—	550	1,116	1,666	(524)	1999	05/31/06	15 to 30 Years
Austin, MN	(c)	4,246	4,444	—	—	4,246	4,444	8,690	(1,890)	1983	05/31/06	15 to 30 Years
Baton Rouge, LA	(a)	328	996	—	—	328	996	1,324	(127)	1999	07/17/13	10 to 40 Years
Bay City, TX	(c)	1,192	3,250	—	—	1,192	3,250	4,442	(874)	1990	07/17/13	3 to 20 Years
Beeville, TX	(a)	101	1,814	—	—	101	1,814	1,915	(152)	2004	07/17/13	10 to 45 Years
Bellevue, NE	(c)	3,269	3,482	—	—	3,269	3,482	6,751	(1,517)	1984	05/31/06	15 to 30 Years
Beloit, WI	(c)	3,191	4,414	—	—	3,191	4,414	7,605	(2,523)	1978	05/31/06	15 to 25 Years
Belvidere, IL	(c)	3,061	3,609	—	—	3,061	3,609	6,670	(1,569)	1995	05/31/06	15 to 30 Years
Bloomfield, IN	(c)	639	940	(204)	(425)	435	515	950	—	1999	05/31/06	15 to 30 Years
Borger, TX	(c)	907	3,243	(724)	(2,027)	183	1,216	1,399	—	1991	07/17/13	3 to 25 Years
Burlington, KS	(c)	371	565	—	—	371	565	936	(362)	1990	05/31/06	15 to 20 Years
Calumet City, IL	(a)	393	949	—	—	393	949	1,342	(136)	1977	07/17/13	9 to 32 Years
Carrollton, MO	(c)	352	345	—	—	352	345	697	(268)	1994	07/21/11	9 to 20 Years
Centerville, TN	(c)	420	776	—	—	420	776	1,196	(383)	2000	05/31/06	15 to 30 Years
Charlotte, NC	(a)	371	598	—	—	371	598	969	(123)	1957	07/17/13	8 to 25 Years
Chiefland, FL	(a)	376	1,206	—	—	376	1,206	1,582	(141)	2007	07/17/13	10 to 47 Years
Clanton, AL	(a)	350	816	—	—	350	816	1,166	(98)	2007	07/17/13	10 to 46 Years
Clare, MI	(c)	1,219	760	—	—	1,219	760	1,979	(558)	2000	05/31/06	15 to 30 Years
Clarion, IA	(c)	365	812	—	—	365	812	1,177	(379)	2000	05/31/06	15 to 30 Years
Clintonville, WI	(c)	495	1,089	—	—	495	1,089	1,584	(631)	1978	05/31/06	15 to 25 Years
De Pere, WI	(c)	264	1,681	—	—	264	1,681	1,945	(603)	2000	05/31/06	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Denver, CO	(c)	7,839	9,299	—	—	7,839	9,299	17,138	(2,756)	1991	07/17/13	5 to 17 Years
Dixon, IL	(c)	1,502	2,810	—	—	1,502	2,810	4,312	(1,205)	1993	05/31/06	15 to 30 Years
Dowagiac, MI	(c)	762	984	—	—	762	984	1,746	(494)	2000	05/31/06	15 to 30 Years
Duluth, MN	(c)	4,722	6,955	—	—	4,722	6,955	11,677	(2,693)	1993	05/31/06	15 to 30 Years
Dyersville, IA	(c)	381	1,082	—	—	381	1,082	1,463	(470)	2000	05/31/06	15 to 30 Years
Escanaba, MI	(c)	3,030	3,321	—	—	3,030	3,321	6,351	(1,823)	1971	05/31/06	15 to 28 Years
Essex, MD	(a)	294	1,973	—	—	294	1,973	2,267	(172)	1998	07/17/13	10 to 45 Years
Estherville, IA	(c)	630	463	(273)	(301)	357	162	519	—	1976	05/31/06	15 to 20 Years
Fairmont, MN	(c)	2,393	3,546	—	—	2,393	3,546	5,939	(1,430)	1984	05/31/06	15 to 30 Years
Fairview Heights, IL	(c)	1,418	2,383	—	521	1,418	2,904	4,322	(1,141)	1990	07/17/13	3 to 10 Years
Fergus Falls, MN	(c)	738	1,175	—	—	738	1,175	1,913	(653)	1986	05/31/06	15 to 20 Years
Flagstaff, AZ	(c)	1,474	1,321	(175)	257	1,299	1,578	2,877	—	2001	11/02/15	15 to 30 Years
Foley, AL	(c)	1,240	2,983	—	—	1,240	2,983	4,223	(309)	1994	05/08/15	9 to 20 Years
Fond du Lac, WI	(c)	4,110	5,210	—	—	4,110	5,210	9,320	(1,985)	1985	05/31/06	15 to 30 Years
Forrest City, AR	(a)	331	860	—	—	331	860	1,191	(95)	2002	07/17/13	10 to 45 Years
Fort Atkinson, WI	(c)	1,005	2,873	—	—	1,005	2,873	3,878	(1,162)	1984	05/31/06	15 to 30 Years
Fountain Valley, CA	(c)	9,470	13,326	—	—	9,470	13,326	22,796	(1,168)	1968	12/30/14	11 to 30 Years
Freeport, IL	(c)	1,941	2,431	—	—	1,941	2,431	4,372	(1,197)	1994	05/31/06	15 to 30 Years
Gallatin, MO	(c)	57	405	—	—	57	405	462	(159)	1990	05/31/06	15 to 30 Years
Glasgow, MT	(c)	772	1,623	—	—	772	1,623	2,395	(741)	1998	05/31/06	15 to 30 Years
Glenwood, MN	(c)	775	1,404	—	—	775	1,404	2,179	(531)	1996	05/31/06	15 to 40 Years
Gothenburg, NE	(a)	391	1,798	—	—	391	1,798	2,189	(441)	2007	12/08/09	12 to 47 Years
Grafton, WI	(c)	2,952	4,206	—	—	2,952	4,206	7,158	(1,794)	1989	05/31/06	15 to 30 Years
Green Bay, WI	(c)	6,155	6,298	—	—	6,155	6,298	12,453	(2,396)	1979	05/31/06	15 to 30 Years
Green Bay, WI	(c)	8,699	12,160	—	—	8,699	12,160	20,859	(6,150)	2000	05/31/06	15 to 28 Years
Green Bay, WI	(c)	4,788	4,605	—	—	4,788	4,605	9,393	(2,571)	1966	05/31/06	15 to 28 Years
Greenfield, OH	(c)	555	1,041	—	—	555	1,041	1,596	(492)	2000	05/31/06	15 to 30 Years
Griffin, GA	(a)	459	1,322	—	—	459	1,322	1,781	(141)	2007	07/17/13	10 to 49 Years
Grovetown, GA	(a)	425	933	—	—	425	933	1,358	(115)	2007	07/17/13	10 to 45 Years
Harrisonville, MO	(a)	316	466	—	—	316	466	782	(101)	1996	07/17/13	8 to 33 Years
Hart, MI	(c)	565	1,377	—	—	565	1,377	1,942	(580)	1999	05/31/06	15 to 30 Years
Hartsville, SC	(a)	536	813	—	—	536	813	1,349	(160)	2007	07/17/13	10 to 37 Years
Havana, IL	(c)	526	813	—	—	526	813	1,339	(402)	2000	05/31/06	15 to 30 Years
Helena, MT	(c)	3,176	5,583	(724)	—	2,452	5,583	8,035	(2,163)	1992	05/31/06	15 to 30 Years
Hodgenville, KY	(c)	709	838	(370)	(527)	339	311	650	—	1999	05/31/06	15 to 30 Years
Houghton, MI	(c)	1,963	4,025	—	—	1,963	4,025	5,988	(1,805)	1994	05/31/06	15 to 30 Years
Jacksonville, IL	(c)	3,603	3,569	—	—	3,603	3,569	7,172	(1,956)	1996	05/31/06	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Janesville, WI	(c)	3,166	4,808	—	—	3,166	4,808	7,974	(2,595)	1980	05/31/06	15 to 28 Years
Kennewick, WA	(c)	4,044	5,347	—	—	4,044	5,347	9,391	(2,195)	1989	05/31/06	15 to 30 Years
Kenosha, WI	(c)	3,079	4,259	—	—	3,079	4,259	7,338	(2,427)	1980	05/31/06	15 to 25 Years
Kewaunee, WI	(c)	872	758	—	—	872	758	1,630	(512)	2000	05/31/06	15 to 30 Years
Kimberly, WI	(c)	3,550	4,749	—	—	3,550	4,749	8,299	(2,499)	1979	05/31/06	15 to 28 Years
Kingsford, MI	(c)	3,736	3,570	—	—	3,736	3,570	7,306	(2,009)	1970	05/31/06	15 to 28 Years
La Crosse, WI	(c)	2,896	3,810	—	—	2,896	3,810	6,706	(2,099)	1978	05/31/06	15 to 25 Years
Lake Hallie, WI	(c)	2,627	3,965	—	—	2,627	3,965	6,592	(1,930)	1982	05/31/06	15 to 30 Years
Lancaster, WI	(c)	581	1,018	—	—	581	1,018	1,599	(487)	1999	05/31/06	15 to 30 Years
Lander, WY	(c)	289	589	—	—	289	589	878	(356)	1974	05/31/06	15 to 20 Years
Largo, FL	(a)	758	1,025	—	—	758	1,025	1,783	(125)	1999	07/17/13	9 to 36 Years
Lewiston, ID	(c)	409	2,999	—	—	409	2,999	3,408	(1,677)	1987	05/31/06	15 to 25 Years
Logan, UT	(c)	454	3,453	—	—	454	3,453	3,907	(1,925)	1989	05/31/06	15 to 20 Years
Madison, SD	(c)	1,060	1,015	—	—	1,060	1,015	2,075	(689)	1975	05/31/06	15 to 25 Years
Manistique, MI	(c)	659	1,223	—	—	659	1,223	1,882	(571)	2000	05/31/06	15 to 30 Years
Manitowoc, WI	(c)	2,573	4,011	—	—	2,573	4,011	6,584	(2,251)	1977	05/31/06	15 to 28 Years
Mankato, MN	(c)	6,167	4,861	—	—	6,167	4,861	11,028	(2,626)	1971	05/31/06	15 to 28 Years
Mansfield, TX	(a)	859	599	—	—	859	599	1,458	(106)	2007	07/17/13	10 to 34 Years
Marinette, WI	(c)	1,452	3,736	—	—	1,452	3,736	5,188	(1,527)	1990	05/31/06	15 to 30 Years
Marion, KY	(c)	724	765	—	—	724	765	1,489	(443)	2000	05/31/06	15 to 30 Years
Marquette, MI	(c)	4,423	5,774	—	—	4,423	5,774	10,197	(3,136)	1969	05/31/06	15 to 25 Years
Marshall, MN	(c)	4,152	2,872	—	—	4,152	2,872	7,024	(1,762)	1972	05/31/06	15 to 28 Years
Marshfield, WI	(c)	3,272	4,406	—	—	3,272	4,406	7,678	(2,324)	1968	05/31/06	15 to 28 Years
Mason City, IA	(c)	2,186	3,888	—	—	2,186	3,888	6,074	(2,122)	1985	05/31/06	15 to 28 Years
Memphis, MO	(c)	448	313	—	—	448	313	761	(244)	1983	05/31/06	15 to 20 Years
Mineral Wells, TX	(a)	448	878	—	—	448	878	1,326	(114)	2008	07/17/13	10 to 42 Years
Minerva, OH	(c)	1,103	902	—	—	1,103	902	2,005	(585)	2000	05/31/06	15 to 30 Years
Missoula, MT	(c)	4,123	5,253	—	—	4,123	5,253	9,376	(2,755)	1987	05/31/06	15 to 28 Years
Mitchell, SD	(c)	3,918	3,126	—	—	3,918	3,126	7,044	(1,779)	1973	05/31/06	15 to 28 Years
Monmouth, IL	(c)	2,037	1,166	—	—	2,037	1,166	3,203	(912)	1971	05/31/06	15 to 25 Years
Monroe, WI	(c)	1,526	4,027	—	—	1,526	4,027	5,553	(1,619)	1994	05/31/06	15 to 30 Years
Monticello, IL	(c)	641	1,172	—	—	641	1,172	1,813	(545)	1999	05/31/06	15 to 30 Years
Montpelier, OH	(c)	557	1,130	(146)	(464)	411	666	1,077	—	2000	05/31/06	15 to 30 Years
Mount Ayr, IA	(c)	228	666	—	—	228	666	894	(281)	1995	05/31/06	15 to 30 Years
Mount Carmel, IL	(c)	972	1,602	—	—	972	1,602	2,574	(973)	2000	05/31/06	15 to 20 Years
Murfreesboro, TN	(c)	3,413	6,727	—	—	3,413	6,727	10,140	(700)	1985	02/25/15	9 to 20 Years
Navasota, TX	(a)	322	868	—	—	322	868	1,190	(113)	2007	07/17/13	10 to 44 Years
New London, WI	(c)	1,008	2,094	—	—	1,008	2,094	3,102	(711)	1991	07/17/13	3 to 18 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Newaygo, MI	(c)	633	1,155	—	—	633	1,155	1,788	(531)	2000	05/31/06	15 to 30 Years
Norfolk, NE	(c)	2,701	2,912	—	—	2,701	2,912	5,613	(1,467)	1984	05/31/06	15 to 30 Years
Oconto, WI	(c)	496	1,176	—	—	496	1,176	1,672	(552)	2000	05/31/06	15 to 30 Years
Ogden, UT	(c)	2,448	3,864	—	—	2,448	3,864	6,312	(1,567)	1988	05/31/06	15 to 30 Years
Okeechobee, FL	(a)	409	1,298	—	—	409	1,298	1,707	(135)	2006	07/17/13	10 to 47 Years
Omaha, NE	(c)	5,477	3,986	(3,807)	(3,126)	1,670	860	2,530	—	1984	05/31/06	15 to 30 Years
Onalaska, WI	(c)	2,468	4,392	—	—	2,468	4,392	6,860	(1,768)	1989	05/31/06	15 to 30 Years
O'Neill, NE	(a)	400	1,752	—	—	400	1,752	2,152	(479)	1972	12/08/09	12 to 47 Years
Osceola, IA	(c)	322	422	—	—	322	422	744	(254)	1978	05/31/06	15 to 20 Years
Oshkosh, WI	(c)	3,595	4,384	—	—	3,595	4,384	7,979	(1,756)	1984	05/31/06	15 to 30 Years
Peoria, IL	(c)	2,407	5,452	—	—	2,407	5,452	7,859	(657)	2006	07/17/13	2 to 40 Years
Perry, IA	(c)	651	1,015	—	—	651	1,015	1,666	(515)	1998	05/31/06	15 to 30 Years
Powell, WY	(c)	1,264	859	—	—	1,264	859	2,123	(567)	1985	05/31/06	15 to 25 Years
Quincy, IL	(c)	3,510	4,916	—	—	3,510	4,916	8,426	(2,677)	1986	05/31/06	15 to 28 Years
Racine, WI	(c)	3,076	5,305	—	—	3,076	5,305	8,381	(2,722)	1979	05/31/06	15 to 25 Years
Rawlins, WY	(c)	430	581	—	—	430	581	1,011	(391)	1971	05/31/06	15 to 20 Years
Rensselaer, NY	(a)	705	657	—	—	705	657	1,362	(367)	1971	07/17/13	3 to 13 Years
Rice Lake, WI	(c)	1,535	3,407	—	—	1,535	3,407	4,942	(1,503)	1995	05/31/06	15 to 30 Years
River Falls, WI	(c)	1,787	4,283	—	—	1,787	4,283	6,070	(1,744)	1994	05/31/06	15 to 30 Years
Rochester, MN	(c)	6,466	4,232	—	—	6,466	4,232	10,698	(2,429)	1981	05/31/06	15 to 28 Years
Rochester, MN	(c)	6,189	4,511	—	—	6,189	4,511	10,700	(2,524)	1981	05/31/06	15 to 20 Years
Rockville, IN	(c)	628	939	—	—	628	939	1,567	(476)	1999	05/31/06	15 to 30 Years
Rome, NY	(a)	436	699	—	—	436	699	1,135	(127)	1996	07/17/13	10 to 28 Years
Rothschild, WI	(c)	2,685	4,231	—	—	2,685	4,231	6,916	(2,366)	1977	05/31/06	15 to 29 Years
Sandersville, GA	(a)	503	751	—	—	503	751	1,254	(106)	2006	07/17/13	10 to 45 Years
Sheboygan, WI	(c)	2,973	4,340	—	—	2,973	4,340	7,313	(1,969)	1993	05/31/06	15 to 30 Years
Shreveport, LA	(a)	374	490	—	—	374	490	864	(124)	2001	07/17/13	10 to 31 Years
Sioux Falls, SD	(c)	4,907	4,023	—	—	4,907	4,023	8,930	(2,260)	1987	05/31/06	15 to 28 Years
Somerville, TN	(c)	345	537	—	—	345	537	882	(297)	2000	05/31/06	15 to 30 Years
Spencer, IN	(c)	971	2,483	—	—	971	2,483	3,454	(572)	1987	07/17/13	4 to 22 Years
Spokane, WA	(c)	1,014	3,005	—	—	1,014	3,005	4,019	(1,422)	1987	05/31/06	15 to 29 Years
St. Cloud, MN	(c)	3,749	4,884	—	—	3,749	4,884	8,633	(2,673)	1985	05/31/06	15 to 20 Years
St. Cloud, MN	(c)	5,033	6,589	—	—	5,033	6,589	11,622	(2,597)	1991	05/31/06	15 to 30 Years
Stevens Point, WI	(c)	1,383	5,401	—	—	1,383	5,401	6,784	(2,612)	1985	05/31/06	15 to 25 Years
Sturgis, SD	(c)	402	717	—	—	402	717	1,119	(432)	1984	05/31/06	15 to 25 Years
Sullivan, IL	(c)	557	879	—	—	557	879	1,436	(442)	1999	05/31/06	15 to 30 Years
Sweetwater, TX	(a)	415	1,097	—	—	415	1,097	1,512	(128)	2006	07/17/13	10 to 47 Years
Thermopolis, WY	(a)	589	1,600	—	—	589	1,600	2,189	(402)	2007	12/08/09	12 to 47 Years
Tuscola, IL	(c)	724	897	—	—	724	897	1,621	(491)	2000	05/31/06	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Twin Falls, ID	(c)	2,038	3,696	—	—	2,038	3,696	5,734	(2,053)	1986	05/31/06	15 to 20 Years
Union Gap, WA	(c)	481	4,079	—	—	481	4,079	4,560	(2,222)	1991	05/31/06	15 to 29 Years
Washington, IA	(c)	719	865	(181)	(479)	538	386	924	—	1973	05/31/06	15 to 20 Years
Washington, IL	(c)	1,195	1,441	(391)	(517)	804	924	1,728	—	1989	07/17/13	2 to 10 Years
Watertown, SD	(c)	3,064	3,519	—	—	3,064	3,519	6,583	(1,448)	1985	05/31/06	15 to 30 Years
Watertown, WI	(c)	3,124	4,436	—	—	3,124	4,436	7,560	(2,400)	1972	05/31/06	15 to 25 Years
Waukon, IA	(c)	604	971	—	—	604	971	1,575	(477)	1998	05/31/06	15 to 30 Years
Whiteville, NC	(c)	1,119	1,676	—	—	1,119	1,676	2,795	(559)	1988	07/17/13	7 to 30 Years
Wichita, KS	(a)	236	741	—	—	236	741	977	(81)	1990	07/17/13	10 to 42 Years
Wilton, NY	(a)	1,348	2,165	—	—	1,348	2,165	3,513	(530)	2000	07/17/13	8 to 27 Years
Wisconsin Rapids, WI	(c)	3,689	4,806	—	—	3,689	4,806	8,495	(2,581)	1969	05/31/06	15 to 28 Years
Woodsfield, OH	(c)	691	1,009	—	—	691	1,009	1,700	(519)	2000	05/31/06	15 to 30 Years
Worthington, MN	(c)	2,861	3,767	—	—	2,861	3,767	6,628	(1,562)	1984	05/31/06	15 to 30 Years

Restaurants - Casual Dining
Addison, TX	(a)	1,615	2,476	—	—	1,615	2,476	4,091	(986)	1998	07/01/05	15 to 30 Years
Adrian, MI	(c)	652	1,233	—	—	652	1,233	1,885	(111)	1991	12/23/14	15 to 30 Years
Albany, GA	(a)	1,073	1,719	(505)	(838)	568	881	1,449	—	2003	07/17/13	12 to 33 Years
Albany, GA	(c)	744	1,340	—	—	744	1,340	2,084	(121)	1971	12/23/14	15 to 30 Years
Albany, OR	(c)	913	1,951	—	—	913	1,951	2,864	(248)	2005	07/17/13	12 to 35 Years
Albuquerque, NM	(a)	120	1,336	—	—	120	1,336	1,456	(419)	1999	07/01/05	30 to 30 Years
Albuquerque, NM	(a)	1,036	1,655	—	—	1,036	1,655	2,691	(734)	1994	07/01/05	15 to 30 Years
Albuquerque, NM	(a)	1,473	2,947	—	—	1,473	2,947	4,420	(570)	2011	07/17/13	10 to 33 Years
Alcoa, TN	(a)	228	219	—	—	228	219	447	(113)	1982	11/02/07	15 to 30 Years
Alcoa, TN	(a)	483	318	—	—	483	318	801	(169)	1978	11/02/07	15 to 30 Years
Alexandria, VA	(a)	1,024	202	—	12	1,024	214	1,238	(147)	1979	12/19/06	11 to 20 Years
Alvin, TX	(a)	256	585	—	—	256	585	841	(590)	1997	12/30/04	10 to 15 Years
Apple Valley, MN	(a)	1,119	1,055	—	—	1,119	1,055	2,174	(469)	1999	09/24/04	15 to 30 Years
Appleton, WI	(a)	727	1,329	—	9	727	1,338	2,065	(617)	1993	12/29/06	7 to 30 Years
Ardmore, OK	(a)	1,332	1,466	(704)	(677)	628	789	1,417	(700)	1986	02/26/07	14 to 30 Years
Arkansas city, KS	(a)	239	975	—	—	239	975	1,214	(111)	1987	06/04/14	15 to 30 Years
Arlington, TX	(a)	2,064	2,043	—	—	2,064	2,043	4,107	(803)	1995	07/01/05	15 to 30 Years
Arlington, TX	(a)	1,301	1,032	—	—	1,301	1,032	2,333	(716)	1978	02/26/07	14 to 20 Years
Ashland, OH	(a)	294	642	—	—	294	642	936	(147)	1971	03/18/13	13 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Ashtabula, OH	(a)	865	244	—	—	865	244	1,109	(160)	1975	02/06/07	15 to 30 Years
Athens, TN	(a)	197	341	—	176	197	517	714	(231)	1977	11/02/07	15 to 30 Years
Augusta, GA	(c)	1,494	2,019	—	—	1,494	2,019	3,513	(233)	2005	07/17/13	13 to 40 Years
Aurora, CO	(c)	1,017	1,743	—	—	1,017	1,743	2,760	(212)	1998	07/17/13	13 to 35 Years
Aurora, CO	(c)	1,521	1,498	—	—	1,521	1,498	3,019	(225)	1992	07/17/13	9 to 32 Years
Aurora, CO	(c)	1,151	1,742	—	—	1,151	1,742	2,893	(127)	1974	12/23/14	15 to 40 Years
Austintown, OH	(a)	1,106	450	—	—	1,106	450	1,556	(230)	1991	02/06/07	15 to 30 Years
Avon, IN	(a)	899	615	—	—	899	615	1,514	(81)	2014	10/31/14	14 to 30 Years
Battle Creek, MI	(a)	423	560	—	—	423	560	983	(85)	1997	12/24/13	15 to 30 Years
Beachwood, OH	(c)	1,080	1,773	—	—	1,080	1,773	2,853	(132)	1977	12/23/14	15 to 40 Years
Beaumont, TX	(a)	1,435	1,541	—	—	1,435	1,541	2,976	(685)	1997	06/29/07	15 to 40 Years
Bellflower, CA	(a)	1,284	1,636	—	—	1,284	1,636	2,920	(139)	1970	12/19/14	15 to 30 Years
Bellflower, CA	(a)	1,273	1,501	—	—	1,273	1,501	2,774	(92)	1981	12/19/14	15 to 50 Years
Benson, AZ	(c)	313	336	—	—	313	336	649	(44)	1996	03/20/15	15 to 20 Years
Berkley, MI	(a)	390	540	—	—	390	540	930	(58)	1927	10/31/14	14 to 30 Years
Bessemer, AL	(a)	622	983	—	64	622	1,047	1,669	(178)	2002	03/29/13	8 to 29 Years
Birch Run, MI	(c)	1,852	1,290	—	—	1,852	1,290	3,142	(199)	2014	12/24/14	14 to 30 Years
Birmingham, AL	(a)	321	739	—	50	321	789	1,110	(133)	1977	03/29/13	8 to 29 Years
Birmingham, AL	(a)	512	983	—	65	512	1,048	1,560	(179)	2002	03/29/13	8 to 29 Years
Blakely, GA	(a)	288	744	—	—	288	744	1,032	(470)	1987	06/25/04	15 to 20 Years
Bloomington, IL	(a)	393	629	—	—	393	629	1,022	(85)	1986	12/24/13	15 to 30 Years
Bloomington, IL	(c)	662	1,029	—	—	662	1,029	1,691	(94)	1975	12/23/14	15 to 30 Years
Boise, ID	(a)	809	601	(400)	(259)	409	342	751	(225)	1998	06/25/04	15 to 30 Years
Bowie, MD	(a)	333	173	—	200	333	373	706	(220)	1983	11/27/06	15 to 20 Years
Bowie, MD	(a)	1,501	615	—	—	1,501	615	2,116	(301)	2004	12/31/07	15 to 40 Years
Bowling Green, KY	(a)	934	3,135	(579)	(1,941)	355	1,194	1,549	(26)	1997	07/17/13	10 to 34 Years
Boyne City, MI	(c)	69	938	—	—	69	938	1,007	(37)	1997	11/09/15	15 to 30 Years
Bradford, PA	(a)	368	255	—	—	368	255	623	(151)	1977	02/06/07	15 to 30 Years
Bradley, IL	(c)	1,610	1,783	—	—	1,610	1,783	3,393	(179)	1991	12/23/14	15 to 30 Years
Brandon, FL	(c)	1,358	614	—	—	1,358	614	1,972	(118)	2004	11/05/14	14 to 20 Years
Branson, MO	(a)	1,497	1,684	—	—	1,497	1,684	3,181	(802)	1994	09/23/05	15 to 30 Years
Bridgeton, MO	(a)	314	1,160	—	—	314	1,160	1,474	(134)	1994	12/24/13	15 to 30 Years
Broken Arrow, OK	(a)	1,081	226	—	—	1,081	226	1,307	(27)	2006	12/24/13	15 to 40 Years
Broken Arrow, OK	(a)	1,636	1,620	—	—	1,636	1,620	3,256	(197)	2006	07/21/14	14 to 30 Years
Brooklyn, OH	(c)	1,226	672	—	—	1,226	672	1,898	(313)	2001	02/06/07	10 to 25 Years
Bryan, TX	(a)	739	700	—	—	739	700	1,439	(439)	1988	12/30/04	15 to 20 Years
Burlington, IA	(a)	304	588	—	—	304	588	892	(284)	1996	09/23/05	15 to 30 Years
Burlington, IA	(a)	318	484	—	—	318	484	802	(240)	2006	12/04/06	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Burr Ridge, IL	(a)	759	977	16	1,584	775	2,561	3,336	(1,027)	1997	06/25/04	15 to 30 Years
Calera, AL	(a)	560	912	—	84	560	996	1,556	(183)	2008	03/29/13	8 to 29 Years
Canfield, OH	(a)	449	644	92	—	541	644	1,185	(290)	1973	02/06/07	15 to 30 Years
Canton, MI	(a)	2,071	1,224	—	—	2,071	1,224	3,295	(675)	1996	06/25/04	15 to 30 Years
Canton, MI	(c)	914	890	—	—	914	890	1,804	(65)	2014	06/17/15	15 to 40 Years
Canton, OH	(a)	1,325	781	—	—	1,325	781	2,106	(342)	1989	02/06/07	15 to 30 Years
Carrollton, GA	(a)	985	725	—	—	985	725	1,710	(130)	1995	07/17/13	11 to 33 Years
Casper, WY	(a)	54	762	—	—	54	762	816	(274)	1969	12/29/06	15 to 30 Years
Chanhassen, MN	(a)	1,439	784	—	—	1,439	784	2,223	(138)	1953	05/22/14	15 to 30 Years
Charleston, IL	(a)	272	220	—	—	272	220	492	(233)	1986	09/23/05	10 to 15 Years
Chatsworth, GA	(a)	213	558	—	—	213	558	771	(232)	1979	11/02/07	15 to 30 Years
Chattanooga, TN	(a)	352	246	—	—	352	246	598	(179)	1984	11/02/07	15 to 30 Years
Cheyenne, WY	(a)	277	2,041	—	—	277	2,041	2,318	(1,015)	1928	12/29/06	15 to 20 Years
Chicago, IL	(a)	1,675	1,112	—	—	1,675	1,112	2,787	(470)	1999	12/29/06	15 to 30 Years
Cincinnati, OH	(a)	1,614	4,134	—	—	1,614	4,134	5,748	(378)	2013	01/15/14	9 to 40 Years
Claremont, CA	(a)	2,764	2,919	—	—	2,764	2,919	5,683	(240)	2011	12/19/14	15 to 40 Years
Clarion, PA	(a)	426	653	—	—	426	653	1,079	(304)	1976	02/06/07	15 to 30 Years
Clearwater, FL	(a)	2,226	858	—	—	2,226	858	3,084	(376)	2004	12/31/07	15 to 40 Years
Cleveland, OH	(a)	875	138	—	—	875	138	1,013	(26)	1995	12/24/13	15 to 30 Years
Clinton Township, MI	(c)	1,377	911	—	—	1,377	911	2,288	(108)	2003	11/05/14	14 to 30 Years
Clinton, MD	(a)	300	193	—	200	300	393	693	(179)	1980	11/27/06	13 to 20 Years
Clinton, TN	(a)	417	293	—	—	417	293	710	(171)	1994	11/02/07	15 to 30 Years
Clovis, NM	(c)	861	2,172	—	—	861	2,172	3,033	(268)	2005	07/17/13	13 to 40 Years
Colby, KS	(a)	269	567	—	—	269	567	836	(73)	1987	06/04/14	15 to 30 Years
Colonial Heights, VA	(a)	1,948	500	37	1,463	1,985	1,963	3,948	(129)	1989	10/25/13	15 to 40 Years
Colonie, NY	(a)	1,322	991	(350)	(261)	972	730	1,702	(403)	1994	12/31/07	15 to 40 Years
Colorado Springs, CO	(a)	674	519	—	—	674	519	1,193	(117)	1989	11/19/12	5 to 30 Years
Colorado Springs, CO	(c)	937	1,120	—	—	937	1,120	2,057	(215)	1998	07/17/13	8 to 25 Years
Columbus, GA	(c)	1,199	1,911	—	—	1,199	1,911	3,110	(228)	2005	07/17/13	13 to 40 Years
Columbus, GA	(c)	2,102	1,717	—	—	2,102	1,717	3,819	(187)	1993	07/17/13	13 to 40 Years
Columbus, GA	(c)	876	1,243	—	—	876	1,243	2,119	(115)	2003	12/23/14	15 to 30 Years
Conroe, TX	(a)	942	3,274	(575)	(2,006)	367	1,268	1,635	(29)	1993	07/17/13	11 to 32 Years
Corry, PA	(a)	411	279	—	—	411	279	690	(183)	1977	02/06/07	15 to 30 Years
Council Bluffs, IA	(c)	1,070	703	—	—	1,070	703	1,773	(77)	1995	12/23/14	15 to 30 Years
Creston, IA	(a)	103	180	—	—	103	180	283	(200)	1974	12/15/05	10 to 15 Years
Crossville, TN	(a)	220	288	—	176	220	464	684	(215)	1978	11/02/07	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Culpeper, VA	(a)	367	169	—	—	367	169	536	(115)	1977	12/19/06	15 to 20 Years
Dallas, TX	(a)	1,053	412	—	—	1,053	412	1,465	(255)	1976	07/01/05	15 to 20 Years
Dallas, TX	(a)	1,366	1,699	227	—	1,593	1,699	3,292	(642)	1997	07/01/05	15 to 30 Years
Dallas, TX	(a)	2,965	9,066	—	—	2,965	9,066	12,031	(1,001)	1998	07/17/13	11 to 35 Years
Danville, VA	(a)	957	2,813	—	—	957	2,813	3,770	(300)	2009	08/21/13	15 to 40 Years
Dawsonville, GA	(a)	925	828	(187)	(216)	738	612	1,350	—	2005	07/17/13	7 to 27 Years
Dayton, OH	(a)	1,026	907	—	—	1,026	907	1,933	(430)	2002	12/31/07	15 to 40 Years
Dayton, TN	(a)	308	291	—	176	308	467	775	(214)	1979	11/02/07	15 to 30 Years
De Witt, IA	(a)	248	333	—	—	248	333	581	(238)	1984	09/23/05	15 to 20 Years
Decatur, AL	(a)	1,157	1,725	—	—	1,157	1,725	2,882	(302)	2004	07/17/13	10 to 30 Years
Decorah, IA	(a)	207	91	—	—	207	91	298	(112)	1985	09/23/05	10 to 15 Years
DeKalb, IL	(a)	1,423	1,552	—	—	1,423	1,552	2,975	(708)	1996	12/29/06	15 to 30 Years
Dickinson, ND	(a)	616	1,301	—	—	616	1,301	1,917	(419)	2003	12/29/06	15 to 40 Years
Dodge City, KS	(a)	249	587	—	—	249	587	836	(63)	1985	06/04/14	15 to 30 Years
Downey, CA	(a)	2,329	2,526	—	—	2,329	2,526	4,855	(186)	1993	12/19/14	15 to 40 Years
Dubuque, IA	(a)	479	298	—	—	479	298	777	(367)	1970	09/23/05	10 to 15 Years
Duluth, GA	(c)	1,913	4,576	—	—	1,913	4,576	6,489	—	1984	12/22/16	13 to 40 Years
Duluth, MN	(a)	74	423	—	—	74	423	497	(134)	1915	05/24/05	15 to 30 Years
Durham, NC	(c)	1,477	1,661	—	—	1,477	1,661	3,138	(157)	1978	12/23/14	15 to 30 Years
Dyersville, IA	(a)	267	513	—	—	267	513	780	(356)	1983	09/23/05	14 to 20 Years
Eagen, MN	(a)	724	1,230	—	—	724	1,230	1,954	(135)	1996	05/22/14	15 to 30 Years
Edinboro, PA	(a)	384	350	—	—	384	350	734	(202)	1973	02/06/07	15 to 30 Years
Effingham, IL	(a)	357	228	—	—	357	228	585	(279)	1973	09/23/05	10 to 15 Years
El Paso, TX	(c)	1,725	1,470	—	—	1,725	1,470	3,195	(120)	2014	04/15/15	15 to 30 Years
Elizabethton, TN	(a)	727	482	—	—	727	482	1,209	(71)	2006	12/24/13	15 to 40 Years
Elk Rapids, MI	(c)	227	947	—	—	227	947	1,174	(41)	1998	11/09/15	15 to 30 Years
Emmitsburg, MD	(a)	141	182	—	—	141	182	323	(104)	1981	11/27/06	15 to 20 Years
Emporia, KS	(a)	657	219	—	—	657	219	876	(31)	1997	06/04/14	15 to 30 Years
Ephrata, PA	(a)	685	231	—	—	685	231	916	(190)	1978	01/30/06	15 to 20 Years
Erie, PA	(a)	575	740	—	—	575	740	1,315	(316)	1974	02/06/07	15 to 30 Years
Erie, PA	(a)	463	565	—	—	463	565	1,028	(259)	1973	02/06/07	15 to 30 Years
Erie, PA	(a)	855	147	—	—	855	147	1,002	(138)	1973	02/06/07	15 to 30 Years
Evansville, IN	(a)	270	231	—	—	270	231	501	(73)	2000	06/25/04	30 to 30 Years
Fairborn, OH	(a)	923	468	—	—	923	468	1,391	(269)	1998	06/25/04	15 to 30 Years
Fairview Heights, IL	(a)	1,020	826	—	—	1,020	826	1,846	(470)	1972	12/31/07	15 to 30 Years
Findlay, OH	(c)	958	1,029	—	—	958	1,029	1,987	(103)	1991	12/23/14	15 to 30 Years
Florence, AL	(a)	794	1,742	—	—	794	1,742	2,536	(292)	1995	07/17/13	8 to 27 Years
Fort Smith, AR	(a)	1,503	1,323	—	—	1,503	1,323	2,826	(874)	1993	09/23/05	15 to 20 Years
Fort Wayne, IN	(a)	989	2,057	—	—	989	2,057	3,046	(741)	2001	11/10/05	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Fountain Hills, AZ	(a)	825	561	—	—	825	561	1,386	(326)	1995	09/24/04	15 to 30 Years
Fountain, CO	(c)	861	2,226	—	—	861	2,226	3,087	(248)	2005	07/17/13	12 to 38 Years
Frederick, MD	(a)	440	236	—	5	440	241	681	(138)	1977	11/27/06	11 to 20 Years
Fredericksburg, TX	(c)	511	1,516	—	—	511	1,516	2,027	(224)	1985	07/17/13	11 to 30 Years
Ft Wayne, IN	(a)	1,110	817	—	—	1,110	817	1,927	(432)	2003	12/31/07	15 to 40 Years
Gadsden, AL	(a)	626	1,439	(229)	(506)	397	933	1,330	(295)	2007	12/21/07	10 to 50 Years
Gainesville, FL	(c)	1,489	1,241	—	—	1,489	1,241	2,730	—	2000	12/28/16	6 to 40 Years
Gainesville, FL	(c)	1,534	883	—	—	1,534	883	2,417	—	1984	12/28/16	6 to 30 Years
Gallipolis, OH	(a)	375	1,295	—	—	375	1,295	1,670	(177)	1996	10/25/13	15 to 30 Years
Gallup, NM	(c)	937	2,277	—	—	937	2,277	3,214	(268)	2004	07/17/13	13 to 40 Years
Garden City, GA	(c)	1,184	1,465	—	—	1,184	1,465	2,649	(184)	1998	07/17/13	9 to 40 Years
Garden City, KS	(a)	246	924	—	—	246	924	1,170	(110)	1984	12/24/13	15 to 30 Years
Gardendale, AL	(a)	438	841	—	57	438	898	1,336	(152)	1996	03/29/13	8 to 29 Years
Gaylord, MI	(a)	1,003	1,477	—	—	1,003	1,477	2,480	(185)	2014	11/05/14	14 to 30 Years
Geneva, AL	(a)	522	570	—	—	522	570	1,092	(622)	1990	06/25/04	10 to 15 Years
Geneva, NY	(a)	177	139	—	—	177	139	316	(164)	1975	08/27/09	8 to 13 Years
Gilbert, AZ	(a)	643	1,669	—	—	643	1,669	2,312	(304)	2006	10/28/11	14 to 39 Years
Glendale, AZ	(a)	1,480	1,329	—	—	1,480	1,329	2,809	(529)	1996	06/25/04	15 to 30 Years
Glendale, AZ	(a)	1,236	272	—	—	1,236	272	1,508	(244)	1995	06/25/04	15 to 20 Years
Golden, CO	(a)	649	334	—	—	649	334	983	(53)	1997	12/24/13	15 to 30 Years
Grand Junction, CO	(c)	1,363	1,990	—	—	1,363	1,990	3,353	(241)	1995	07/17/13	10 to 40 Years
Grand Rapids, MI	(a)	986	524	—	—	986	524	1,510	(74)	1985	10/31/14	14 to 30 Years
Grandview, OH	(a)	2,164	1,165	—	—	2,164	1,165	3,329	(307)	1960	07/17/13	9 to 23 Years
Greensboro, NC	(a)	1,009	444	—	—	1,009	444	1,453	(304)	2003	12/31/07	15 to 40 Years
Grove City, PA	(a)	531	495	—	—	531	495	1,026	(246)	1976	02/06/07	15 to 30 Years
Gurnee, IL	(a)	586	619	—	—	586	619	1,205	(383)	1995	06/25/04	15 to 20 Years
Hagerstown, MD	(a)	546	342	—	68	546	410	956	(218)	1975	11/27/06	11 to 20 Years
Hamilton, NY	(a)	145	152	—	—	145	152	297	(115)	1982	06/30/09	13 to 18 Years
Hammond, IN	(a)	976	1,080	—	—	976	1,080	2,056	(149)	2014	12/24/14	14 to 30 Years
Harriman, TN	(a)	314	143	—	176	314	319	633	(170)	1979	11/02/07	15 to 30 Years
Harrisburg, PA	(a)	762	241	—	176	762	417	1,179	(294)	1977	01/30/06	15 to 20 Years
Harrisburg, PA	(a)	611	239	—	—	611	239	850	(256)	1978	01/30/06	15 to 20 Years
Harrisburg, PA	(a)	423	307	—	—	423	307	730	(171)	1973	01/30/06	15 to 20 Years
Hermitage, PA	(c)	604	717	—	—	604	717	1,321	(334)	1978	02/06/07	10 to 25 Years
Hilliard, OH	(a)	1,149	1,291	—	—	1,149	1,291	2,440	(604)	1997	09/24/04	15 to 30 Years
Hiram, GA	(a)	813	716	—	—	813	716	1,529	(194)	1999	07/17/13	6 to 21 Years
Hiram, GA	(a)	1,255	1,766	—	—	1,255	1,766	3,021	(376)	2003	01/16/15	9 to 15 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Homewood, AL	(a)	583	839	—	—	583	839	1,422	(119)	2002	12/05/13	15 to 30 Years
Houston, TX	(a)	1,098	439	—	—	1,098	439	1,537	(345)	1995	06/25/04	15 to 40 Years
Houston, TX	(a)	1,156	352	(22)	—	1,134	352	1,486	(286)	1995	06/25/04	15 to 30 Years
Houston, TX	(a)	585	561	—	—	585	561	1,146	(589)	1979	12/30/04	10 to 15 Years
Houston, TX	(a)	2,348	1,347	—	—	2,348	1,347	3,695	(689)	1997	06/29/07	15 to 30 Years
Huntington Park, CA	(a)	1,822	1,211	—	—	1,822	1,211	3,033	(119)	1957	12/19/14	15 to 30 Years
Hutchinson, KS	(a)	895	856	—	—	895	856	1,751	(108)	1987	06/04/14	15 to 30 Years
Hyattsville, MD	(a)	702	245	—	—	702	245	947	(166)	1985	11/27/06	15 to 20 Years

Independence, IA	(a)	223	473	—	—	223	473	696	(518)	1976	09/23/05	10 to 15 Years
Independence, MO	(a)	1,450	1,967	—	—	1,450	1,967	3,417	(670)	2002	06/29/07	15 to 40 Years
Indiana, PA	(a)	331	323	—	—	331	323	654	(180)	1982	02/06/07	15 to 30 Years
Indianapolis, IN	(a)	1,971	2,295	—	—	1,971	2,295	4,266	(645)	2003	11/10/05	15 to 40 Years
Indianapolis, IN	(a)	590	633	—	—	590	633	1,223	(85)	2014	10/31/14	14 to 30 Years
Indianapolis, IN	(c)	703	1,223	—	—	703	1,223	1,926	(118)	1974	12/23/14	15 to 30 Years
Indianapolis, IN	(c)	418	1,223	—	—	418	1,223	1,641	(88)	1992	12/23/14	15 to 30 Years
Jackson, MI	(a)	599	354	—	—	599	354	953	(59)	1997	12/24/13	15 to 30 Years
Johnson City, TN	(c)	1,331	2,304	—	—	1,331	2,304	3,635	(380)	1996	07/17/13	12 to 30 Years
Johnstown, PA	(a)	865	938	—	—	865	938	1,803	(324)	1998	07/17/13	8 to 20 Years
Joliet, IL	(a)	1,994	1,207	—	—	1,994	1,207	3,201	(628)	1996	12/29/06	15 to 30 Years
Kansas City, KS	(a)	796	609	—	—	796	609	1,405	(81)	2006	12/24/13	15 to 40 Years
Kimball, TN	(a)	367	283	—	176	367	459	826	(217)	1987	11/02/07	15 to 30 Years
Kingwood, TX	(a)	936	387	—	—	936	387	1,323	(300)	1994	06/25/04	15 to 30 Years
Knoxville, TN	(a)	296	343	—	176	296	519	815	(223)	1978	11/02/07	15 to 30 Years
Knoxville, TN	(a)	172	700	—	—	172	700	872	(251)	1991	11/02/07	15 to 30 Years
LaFayette, GA	(a)	246	434	—	176	246	610	856	(257)	1991	11/02/07	15 to 30 Years
Lake Charles, LA	(a)	1,620	1,349	—	—	1,620	1,349	2,969	(301)	1987	07/17/13	10 to 24 Years
Lakeville, MN	(a)	342	439	—	—	342	439	781	(175)	1988	05/24/05	15 to 30 Years
Lancaster, PA	(a)	308	161	—	—	308	161	469	(115)	1977	07/25/06	15 to 30 Years
Lander, WY	(a)	57	1,010	—	—	57	1,010	1,067	(510)	1883	12/29/06	15 to 20 Years
Lanham, MD	(a)	302	193	—	200	302	393	695	(182)	1980	11/27/06	13 to 20 Years
Lawrence, KS	(a)	478	209	—	—	478	209	687	(23)	1974	06/04/14	15 to 30 Years
Lebanon, PA	(a)	616	316	—	176	616	492	1,108	(305)	1980	01/30/06	15 to 20 Years
Leeds, AL	(a)	907	926	—	31	907	957	1,864	(717)	2003	09/26/06	9 to 40 Years
Lewis Center, OH	(a)	626	560	—	—	626	560	1,186	(274)	1998	06/25/04	15 to 30 Years
Lewiston, ID	(c)	1,080	866	—	—	1,080	866	1,946	(97)	1996	12/23/14	15 to 30 Years
Lexington, KY	(a)	1,267	944	—	—	1,267	944	2,211	(593)	1996	02/26/07	14 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lexington, NC	(a)	910	1,059	—	—	910	1,059	1,969	(170)	1998	10/25/13	15 to 30 Years
Little Rock, AR	(a)	699	1,700	(344)	(592)	355	1,108	1,463	(887)	1972	02/26/07	14 to 20 Years
Little Rock, AR	(a)	886	—	—	—	886	—	886	—	(f)	06/26/14	(f)
Littleton, CO	(c)	696	1,943	—	—	696	1,943	2,639	(218)	1990	07/17/13	11 to 40 Years
Littleton, CO	(a)	501	629	—	—	501	629	1,130	(83)	1992	12/24/13	15 to 30 Years
Longview, WA	(c)	870	2,855	—	—	870	2,855	3,725	(305)	2004	07/17/13	13 to 40 Years
Loveland, CO	(c)	602	1,913	—	—	602	1,913	2,515	(197)	1997	07/17/13	12 to 40 Years
Lufkin, TX	(a)	927	790	(448)	(474)	479	316	795	—	1970	02/26/07	14 to 20 Years
Lynchburg, VA	(a)	2,033	2,013	—	—	2,033	2,013	4,046	(309)	2000	08/21/13	15 to 30 Years
Macon, GA	(c)	838	1,723	—	—	838	1,723	2,561	(201)	1995	07/17/13	13 to 40 Years
Macon, GA	(c)	874	1,712	—	—	874	1,712	2,586	(208)	1995	07/17/13	11 to 40 Years
Madill, OK	(a)	352	648	—	—	352	648	1,000	(734)	1972	06/25/04	10 to 15 Years
Manchester, IA	(a)	351	495	—	—	351	495	846	(541)	1977	09/23/05	10 to 15 Years
Maple Grove, MN	(a)	1,852	1,096	—	—	1,852	1,096	2,948	(561)	1997	09/24/04	15 to 30 Years
Maquoketa, IA	(a)	184	90	—	—	184	90	274	(138)	1973	09/23/05	10 to 15 Years
Marietta, GA	(a)	1,221	1,533	—	—	1,221	1,533	2,754	(323)	2003	01/16/15	9 to 15 Years
Mars, PA	(a)	946	2,221	—	—	946	2,221	3,167	(909)	1990	06/25/04	15 to 30 Years
Mason, OH	(a)	619	599	—	—	619	599	1,218	(95)	1994	12/24/13	15 to 30 Years
Mayfield, KY	(a)	307	596	—	—	307	596	903	(336)	1997	06/25/04	15 to 30 Years
McAllen, TX	(a)	1,819	1,188	—	—	1,819	1,188	3,007	(669)	1997	06/29/07	15 to 30 Years
Meadville, PA	(a)	981	1,056	—	—	981	1,056	2,037	(435)	1983	02/06/07	15 to 30 Years
Meadville, PA	(c)	652	1,284	—	—	652	1,284	1,936	(132)	1991	12/23/14	15 to 30 Years
Mechanicsburg, PA	(a)	801	481	—	—	801	481	1,282	(328)	1995	01/30/06	15 to 20 Years
Melbourne, FL	(a)	2,005	794	—	—	2,005	794	2,799	(428)	1986	12/31/07	15 to 40 Years
Memphis, TN	(a)	817	1,637	—	—	817	1,637	2,454	(348)	2005	01/16/15	9 to 15 Years
Mendota, MN	(a)	536	963	—	—	536	963	1,499	(105)	1995	05/22/14	15 to 30 Years
Mentor, OH	(a)	873	790	—	—	873	790	1,663	(385)	2003	12/31/07	15 to 40 Years
Mesa, AZ	(a)	1,318	234	—	—	1,318	234	1,552	(236)	1995	06/25/04	15 to 20 Years
Mesa, AZ	(a)	676	911	—	—	676	911	1,587	(202)	1978	10/28/11	14 to 39 Years
Mesa, AZ	(c)	422	1,002	—	—	422	1,002	1,424	(127)	1990	06/14/13	15 to 40 Years
Metairie, LA	(b)	800	3,016	—	—	800	3,016	3,816	(367)	1964	07/17/13	10 to 30 Years
Middleburg Heights, OH	(a)	1,456	793	—	—	1,456	793	2,249	(349)	1987	02/06/07	15 to 30 Years
Midlothian, VA	(a)	823	1,151	—	246	823	1,397	2,220	(503)	1994	11/28/06	15 to 30 Years
Monroe, MI	(c)	927	897	—	—	927	897	1,824	(106)	1996	12/23/14	15 to 30 Years
Monroeville, PA	(c)	1,677	3,508	—	—	1,677	3,508	5,185	—	2009	12/22/16	12 to 30 Years
Moody, AL	(a)	518	800	—	57	518	857	1,375	(152)	1997	03/29/13	8 to 29 Years
Muskogee, OK	(a)	968	1,259	(448)	(568)	520	691	1,211	(663)	1984	02/26/07	14 to 30 Years
New Boston, OH	(a)	599	1,498	—	—	599	1,498	2,097	(197)	1996	10/25/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

New Cumberland, PA	(a)	634	278	—	176	634	454	1,088	(296)	1990	01/30/06	15 to 20 Years
Newport News, VA	(c)	1,184	311	—	—	1,184	311	1,495	(287)	1995	06/25/04	10 to 25 Years
Newton, KS	(a)	175	661	—	—	175	661	836	(76)	1987	06/30/14	15 to 30 Years
Norman, OK	(a)	1,466	2,294	—	—	1,466	2,294	3,760	(1,052)	1992	07/02/07	14 to 30 Years
North Little Rock, AR	(a)	1,398	1,289	—	—	1,398	1,289	2,687	(799)	1993	09/23/05	15 to 20 Years
Oak Ridge, TN	(c)	988	1,019	—	—	988	1,019	2,007	(95)	1994	12/23/14	15 to 30 Years
Oklahoma City, OK	(a)	479	1,877	—	—	479	1,877	2,356	(289)	1904	12/02/13	20 to 20 Years
Olean, NY	(a)	355	663	—	—	355	663	1,018	(301)	1977	02/06/07	15 to 30 Years
Orange City, FL	(a)	409	694	—	—	409	694	1,103	(432)	1984	09/24/04	11 to 20 Years
Orlando, FL	(a)	2,006	571	—	—	2,006	571	2,577	(297)	2002	12/31/07	15 to 40 Years
Orlando, FL	(c)	1,351	1,404	—	—	1,351	1,404	2,755	—	2002	12/28/16	8 to 40 Years
Orlando, FL	(c)	1,484	1,415	—	—	1,484	1,415	2,899	—	1998	12/28/16	6 to 40 Years
Orlando, FL	(c)	1,319	1,424	—	—	1,319	1,424	2,743	—	1997	12/28/16	7to 40 Years
Ottawa, KS	(a)	348	816	—	—	348	816	1,164	(91)	1987	06/04/14	15 to 30 Years
Overland Park, KS	(a)	2,549	3,219	—	—	2,549	3,219	5,768	(349)	1983	05/15/14	15 to 30 Years
Oviedo, FL	(c)	1,499	1,449	—	—	1,499	1,449	2,948	—	2006	12/28/16	7 to 40 Years
Owensboro, KY	(a)	250	502	—	—	250	502	752	(158)	1991	06/25/04	30 to 30 Years
Oxford, AL	(c)	489	1,212	—	—	489	1,212	1,701	(112)	1991	12/23/14	15 to 30 Years
Paducah, KY	(c)	1,485	2,407	—	—	1,485	2,407	3,892	—	2013	12/22/16	13 to 40 Years
Paris, TX	(c)	552	1,821	—	—	552	1,821	2,373	(241)	1999	07/17/13	11 to 35 Years
Pelham, AL	(a)	605	922	—	57	605	979	1,584	(169)	1998	03/29/13	8 to 29 Years
Phoenix, AZ	(a)	787	663	—	—	787	663	1,450	(198)	1964	10/28/11	14 to 29 Years
Picayune, MS	(a)	1,250	1,409	—	—	1,250	1,409	2,659	(257)	1999	07/17/13	7 to 29 Years
Pico Rivera, CA	(a)	2,785	3,126	—	—	2,785	3,126	5,911	(231)	2014	12/19/14	15 to 40 Years
Pittsburgh, PA	(a)	1,289	1,871	—	—	1,289	1,871	3,160	(751)	1992	06/25/04	15 to 30 Years
Pittsburgh, PA	(a)	1,481	676	—	—	1,481	676	2,157	(355)	2006	12/31/07	15 to 40 Years
Plano, TX	(a)	2,418	1,529	—	—	2,418	1,529	3,947	(607)	1998	06/29/07	15 to 40 Years
Powell, TN	(a)	252	377	—	176	252	553	805	(244)	1982	11/02/07	15 to 30 Years
Princeton, WV	(a)	948	2,212	—	—	948	2,212	3,160	(416)	2001	07/17/13	11 to 25 Years
Queen Creek, AZ	(c)	609	1,159	—	—	609	1,159	1,768	(162)	2004	06/14/13	15 to 40 Years
Rapid City, SD	(a)	878	1,657	—	—	878	1,657	2,535	(824)	1902	12/29/06	15 to 20 Years
Rawlins, WY	(a)	25	406	—	—	25	406	431	(217)	1958	12/29/06	15 to 20 Years
Reston, VA	(a)	1,033	193	—	—	1,033	193	1,226	(139)	1977	11/27/06	15 to 20 Years
Richmond, VA	(a)	1,253	1,410	—	29	1,253	1,439	2,692	(528)	1977	11/28/06	15 to 30 Years
Richmond, VA	(c)	993	922	—	—	993	922	1,915	(98)	2003	03/20/15	13 to 20 Years
Ringgold, GA	(a)	387	374	—	—	387	374	761	(177)	1990	11/02/07	15 to 30 Years
Riverside, CA	(a)	1,988	1,211	—	—	1,988	1,211	3,199	(136)	2002	12/19/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Roanoke, VA	(a)	1,362	1,836	—	—	1,362	1,836	3,198	(239)	2000	08/21/13	15 to 30 Years
Rock Falls, IL	(a)	314	631	—	—	314	631	945	(293)	1995	09/23/05	15 to 30 Years
Rockford, IL	(c)	1,348	2,842	—	—	1,348	2,842	4,190	—	1977	12/22/16	13 to 40 Years
Salem, IL	(a)	271	218	—	—	271	218	489	(113)	2000	07/28/04	15 to 30 Years
Salina, KS	(c)	764	1,100	—	—	764	1,100	1,864	(111)	1994	12/23/14	15 to 30 Years
San Antonio, TX	(a)	1,204	519	—	—	1,204	519	1,723	(48)	1993	09/26/13	30 to 30 Years
Sanford, FL	(c)	1,405	1,191	—	—	1,405	1,191	2,596	—	1987	12/28/16	6 to 30 Years
Santa Ana, CA	(a)	2,112	1,501	—	—	2,112	1,501	3,613	(137)	1976	12/19/14	15 to 30 Years
Santa Fe, NM	(c)	2,120	2,033	—	—	2,120	2,033	4,153	(236)	1997	07/17/13	13 to 40 Years
Sarasota, FL	(a)	2,758	412	—	—	2,758	412	3,170	(136)	2000	07/17/13	12 to 25 Years
Savannah, GA	(c)	1,112	1,727	—	—	1,112	1,727	2,839	(206)	1993	07/17/13	13 to 40 Years
Shawnee, OK	(a)	621	1,399	—	—	621	1,399	2,020	(169)	1984	07/29/05	15 to 30 Years
Shelbyville, IN	(c)	549	752	—	—	549	752	1,301	(258)	2006	12/21/07	15 to 50 Years
Sherman, TX	(a)	1,013	1,286	(415)	(542)	598	744	1,342	(730)	1994	02/26/07	14 to 30 Years
Shreveport, LA	(a)	759	964	(446)	(727)	313	237	550	—	1964	02/26/07	14 to 20 Years
Silver Spring, MD	(a)	1,008	251	—	—	1,008	251	1,259	(183)	1983	11/27/06	15 to 20 Years
Sioux Falls, SD	(a)	639	206	—	—	639	206	845	(30)	1994	12/24/13	15 to 30 Years
Soddy Daisy, TN	(a)	316	405	—	—	316	405	721	(193)	1989	11/02/07	15 to 30 Years
Springfield, IL	(a)	1,115	772	—	—	1,115	772	1,887	(364)	1996	12/31/07	15 to 40 Years
Springfield, MO	(a)	1,655	1,467	—	—	1,655	1,467	3,122	(773)	1993	09/23/05	15 to 30 Years
Stillwater, MN	(a)	1,051	1,051	—	—	1,051	1,051	2,102	(587)	1998	09/24/04	15 to 30 Years
Stillwater, OK	(a)	647	687	—	—	647	687	1,334	(85)	1987	06/04/14	15 to 30 Years
Stillwater, OK	(c)	611	1,447	—	—	611	1,447	2,058	(109)	1995	12/23/14	15 to 30 Years
Sweetwater, TN	(a)	231	307	—	—	231	307	538	(154)	1979	11/02/07	15 to 30 Years
Syracuse, NY	(c)	734	1,518	—	—	734	1,518	2,252	(146)	1981	12/23/14	15 to 30 Years
Taylorville, IL	(a)	154	352	—	—	154	352	506	(357)	1980	09/23/05	10 to 15 Years
Thornton, CO	(a)	943	128	—	—	943	128	1,071	(21)	1996	12/24/13	15 to 30 Years
Thurmont, MD	(a)	857	307	—	68	857	375	1,232	(217)	1985	11/27/06	11 to 20 Years
Tifton, GA	(c)	642	1,009	—	—	642	1,009	1,651	(80)	1995	12/23/14	15 to 40 Years
Tilton, NH	(c)	1,565	—	—	—	1,565	—	1,565	—	(f)	07/17/13	(f)
Tipton, IA	(a)	240	408	—	—	240	408	648	(485)	1991	09/23/05	10 to 15 Years
Titusville, PA	(a)	247	438	—	—	247	438	685	(205)	1976	04/29/11	11 to 26 Years
Topeka, KS	(a)	1,224	905	—	—	1,224	905	2,129	(135)	1988	06/04/14	15 to 30 Years
Torrance, CA	(a)	3,509	2,754	—	—	3,509	2,754	6,263	(205)	1998	12/19/14	15 to 40 Years
Traverse City, MI	(c)	651	1,255	—	—	651	1,255	1,906	(64)	2004	11/09/15	15 to 30 Years
Trenton, GA	(a)	300	227	—	—	300	227	527	(141)	1991	11/02/07	15 to 30 Years
Trussville, AL	(a)	909	892	—	57	909	949	1,858	(185)	2000	03/29/13	8 to 29 Years
Trussville, AL	(b)	1,222	1,769	(1,029)	(1,498)	193	271	464	(3)	2007	07/17/13	12 to 38 Years
Trussville, AL	(a)	796	256	—	—	796	256	1,052	(51)	1998	12/24/13	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Tullahoma, TN	(c)	520	886	—	—	520	886	1,406	(74)	1996	12/23/14	15 to 40 Years
Tulsa, OK	(a)	983	1,232	(497)	(573)	486	659	1,145	(611)	1976	02/26/07	14 to 30 Years
Tulsa, OK	(a)	1,540	1,997	—	—	1,540	1,997	3,537	(726)	2002	07/02/07	14 to 40 Years
Tulsa, OK	(a)	1,465	1,728	—	—	1,465	1,728	3,193	(198)	2013	07/21/14	14 to 30 Years
Tupelo, MS	(a)	1,131	1,175	(371)	(435)	760	740	1,500	—	1995	07/17/13	7 to 26 Years
Union Gap, WA	(c)	522	2,218	—	—	522	2,218	2,740	(220)	2004	07/17/13	13 to 40 Years
Upper Marlboro, MD	(a)	290	172	—	—	290	172	462	(137)	1983	11/27/06	15 to 20 Years
Vandalia, IL	(a)	409	202	—	—	409	202	611	(331)	1977	09/23/05	10 to 15 Years
Vinton, IA	(a)	121	114	—	—	121	114	235	(168)	1978	09/23/05	10 to 15 Years
Walkersville, MD	(a)	381	238	—	68	381	306	687	(161)	1985	11/27/06	11 to 20 Years
Walla Walla, WA	(c)	665	2,072	—	—	665	2,072	2,737	(278)	2005	07/17/13	11 to 35 Years
Warner Robins, GA	(c)	1,228	1,714	—	—	1,228	1,714	2,942	(212)	1994	07/17/13	11 to 40 Years
Warren, OH	(a)	973	640	—	—	973	640	1,613	(293)	1999	02/06/07	15 to 30 Years
Warren, PA	(a)	383	427	—	—	383	427	810	(235)	1970	02/06/07	15 to 30 Years
Warrenton, VA	(a)	378	254	—	—	378	254	632	(170)	1985	12/19/06	14 to 20 Years
Warwick, RI	(a)	1,593	1,314	—	—	1,593	1,314	2,907	(542)	1990	12/31/07	15 to 40 Years
Waterford, MI	(c)	761	1,958	—	—	761	1,958	2,719	(130)	1997	02/10/15	15 to 40 Years
Wesley Chapel, FL	(c)	2,672	1,725	—	—	2,672	1,725	4,397	(95)	2015	08/18/15	14 to 40 Years
Whittier, CA	(a)	1,439	1,874	—	—	1,439	1,874	3,313	(132)	1991	12/19/14	15 to 40 Years
Wichita Falls, TX	(a)	851	1,077	(271)	(317)	580	760	1,340	(839)	1976	02/26/07	14 to 20 Years
Winfield, KS	(a)	239	866	—	—	239	866	1,105	(104)	1995	06/04/14	15 to 30 Years
Winston-Salem, NC	(c)	1,707	1,873	—	—	1,707	1,873	3,580	—	1998	12/22/16	13 to 40 Years
Woodbury, MN	(a)	555	411	(146)	(86)	409	325	734	(139)	1987	05/24/05	15 to 30 Years
Woodbury, MN	(a)	3,165	1,707	—	—	3,165	1,707	4,872	(241)	1995	05/22/14	15 to 30 Years
Youngstown, OH	(a)	1,560	557	—	—	1,560	557	2,117	(268)	1985	02/06/07	15 to 30 Years
Zanesville, OH	(c)	1,088	2,218	—	—	1,088	2,218	3,306	—	1992	12/22/16	11 to 30 Years

Restaurants - Quick Service
Aberdeen, NC	(a)	564	338	—	—	564	338	902	(51)	1994	09/17/13	15 to 30 Years
Abilene, TX	(c)	198	311	—	—	198	311	509	(60)	1975	07/17/13	10 to 26 Years
Abilene, TX	(c)	1,132	1,292	—	—	1,132	1,292	2,424	(31)	1979	06/30/16	5 to 30 Years
Abilene, TX	(c)	510	818	—	—	510	818	1,328	(20)	1977	06/30/16	5 to 30 Years
Adairsville, GA	(a)	557	318	—	—	557	318	875	(177)	1986	09/29/06	15 to 20 Years
Akron, OH	(a)	247	198	—	—	247	198	445	(137)	1971	05/25/05	15 to 20 Years
Akron, OH	(a)	218	273	—	—	218	273	491	(165)	1976	05/25/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Akron, OH	(a)	310	394	—	—	310	394	704	(233)	1982	05/25/05	15 to 20 Years
Alamo, TX	(c)	1,745	715	—	—	1,745	715	2,460	(87)	1984	07/17/13	9 to 35 Years
Albermarle, NC	(a)	639	310	—	—	639	310	949	(50)	1993	09/17/13	15 to 30 Years
Albuquerque, NM	(c)	265	575	—	—	265	575	840	(121)	1980	07/17/13	11 to 26 Years
Albuquerque, NM	(c)	466	591	—	—	466	591	1,057	(94)	1976	07/17/13	11 to 35 Years
Albuquerque, NM	(c)	267	439	—	—	267	439	706	(104)	1975	07/17/13	11 to 25 Years
Albuquerque, NM	(c)	293	300	—	—	293	300	593	(89)	1976	07/17/13	11 to 25 Years
Altus, OK	(c)	70	413	—	—	70	413	483	(75)	1980	07/17/13	7 to 25 Years
Altus, OK	(a)	103	237	—	—	103	237	340	(50)	2007	07/17/13	4 to 28 Years
Amarillo, TX	(a)	538	615	—	—	538	615	1,153	(33)	1985	12/29/15	15 to 30 Years
Americus, GA	(c)	282	406	—	—	282	406	688	(98)	1978	07/17/13	11 to 23 Years
Anderson, IN	(a)	363	700	—	—	363	700	1,063	(183)	1995	07/17/13	8 to 17 Years
Apopka, FL	(a)	1,038	482	—	—	1,038	482	1,520	(581)	1977	06/25/04	10 to 15 Years
Arlington, TX	(c)	449	128	—	—	449	128	577	(10)	1978	06/30/16	5 to 10 Years
Arlington, TX	(c)	540	1,205	—	—	540	1,205	1,745	(26)	1981	06/30/16	5 to 30 Years
Artesia, NM	(a)	435	1,106	—	—	435	1,106	1,541	(139)	1984	04/16/14	15 to 30 Years
Atlanta, GA	(a)	513	483	—	—	513	483	996	(101)	2002	02/02/12	15 to 30 Years
Atlanta, GA	(c)	336	346	—	—	336	346	682	(102)	1981	07/17/13	11 to 22 Years
Atlanta, GA	(c)	554	258	—	—	554	258	812	(84)	1980	07/17/13	11 to 23 Years
Atlanta, GA	(c)	683	5	—	—	683	5	688	(49)	1975	07/17/13	11 to 23 Years
Atlanta, GA	(c)	394	268	—	—	394	268	662	(105)	1975	07/17/13	11 to 16 Years
Atlanta, GA	(a)	309	867	—	—	309	867	1,176	(111)	1994	12/24/13	15 to 30 Years
Auburn, CA	(a)	579	299	—	—	579	299	878	(140)	1992	12/29/06	15 to 30 Years
Aurora, IL	(a)	286	726	—	—	286	726	1,012	(344)	1998	12/29/06	15 to 30 Years
Austell, GA	(a)	838	216	—	—	838	216	1,054	(218)	1962	02/28/06	15 to 20 Years
Austin, TX	(c)	531	794	—	—	531	794	1,325	(106)	1967	07/17/13	11 to 32 Years
Austin, TX	(c)	904	477	—	—	904	477	1,381	(68)	1976	07/17/13	11 to 35 Years
Austin, TX	(c)	418	872	—	—	418	872	1,290	(109)	1986	07/17/13	11 to 35 Years
Austin, TX	(c)	689	634	—	—	689	634	1,323	(108)	2003	07/17/13	11 to 35 Years
Balch Springs, TX	(c)	329	576	—	—	329	576	905	(114)	1986	07/17/13	11 to 31 Years
Bartlett, TN	(a)	411	—	—	—	411	—	411	—	(f)	10/30/13	(f)
Bartonville, IL	(a)	410	856	—	—	410	856	1,266	(178)	1980	12/21/12	15 to 30 Years
Baton Rouge, LA	(a)	565	286	—	—	565	286	851	(227)	1991	06/25/04	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Baton Rouge, LA	(a)	594	417	—	—	594	417	1,011	(299)	1979	06/25/04	15 to 20 Years
Baton Rouge, LA	(a)	391	599	—	—	391	599	990	(355)	1980	09/24/04	15 to 20 Years
Baton Rouge, LA	(a)	747	558	—	—	747	558	1,305	(401)	1984	09/24/04	15 to 20 Years
Baton Rouge, LA	(a)	472	642	—	—	472	642	1,114	(289)	1987	09/24/04	15 to 30 Years
Bay Minette, AL	(a)	583	754	—	—	583	754	1,337	(90)	2000	09/22/14	15 to 30 Years
Beaumont, TX	(c)	581	284	—	—	581	284	865	(45)	2001	08/31/15	15 to 20 Years
Beaumont, TX	(c)	777	246	—	—	777	246	1,023	(46)	2000	08/31/15	15 to 20 Years
Beaumont, TX	(c)	758	325	—	—	758	325	1,083	(49)	2007	08/31/15	15 to 30 Years
Bedford, TX	(c)	694	516	—	—	694	516	1,210	(19)	1977	06/30/16	5 to 20 Years
Beeville, TX	(c)	120	488	—	—	120	488	608	(95)	1972	07/17/13	9 to 25 Years
Bellefontaine, OH	(a)	388	778	(12)	—	376	778	1,154	(433)	1989	12/29/06	15 to 20 Years
Bentonville, AR	(a)	635	900	—	—	635	900	1,535	(396)	2004	07/07/05	15 to 30 Years
Birmingham, AL	(c)	192	656	—	—	192	656	848	(150)	1981	07/17/13	7 to 19 Years
Birmingham, AL	(c)	120	151	—	—	120	151	271	(56)	1970	07/17/13	6 to 15 Years
Birmingham, AL	(c)	119	158	—	—	119	158	277	(54)	1970	07/17/13	5 to 15 Years
Birmingham, AL	(c)	107	508	—	—	107	508	615	(111)	1983	07/17/13	7 to 19 Years
Birmingham, AL	(c)	131	526	—	—	131	526	657	(119)	1984	07/17/13	7 to 19 Years
Bloomsburg, PA	(c)	698	823	—	—	698	823	1,521	(80)	1993	11/18/14	15 to 30 Years
Blue Springs, MO	(c)	688	119	101	(119)	789	—	789	—	(f)	08/27/09	(f)
Bolingbrook, IL	(a)	762	821	—	—	762	821	1,583	(488)	1994	09/23/05	15 to 20 Years
Boone, NC	(a)	750	379	—	—	750	379	1,129	(213)	2006	12/29/06	15 to 30 Years
Bowling Green, KY	(c)	756	205	—	—	756	205	961	(65)	2007	07/17/13	4 to 39 Years
Brazil, IN	(a)	391	903	—	—	391	903	1,294	(142)	1996	07/17/13	8 to 33 Years
Bristol, TN	(a)	484	134	—	—	484	134	618	(223)	1991	07/01/05	15 to 20 Years
Bristol, TN	(a)	474	282	—	—	474	282	756	(143)	1985	12/21/12	10 to 15 Years
Bristol, VA	(a)	492	366	—	—	492	366	858	(136)	1982	12/21/12	15 to 20 Years
Bristol, VA	(a)	369	564	—	—	369	564	933	(152)	1991	12/21/12	15 to 20 Years
Broken Arrow, OK	(c)	849	1,020	—	—	849	1,020	1,869	(26)	1986	06/30/16	5 to 30 Years
Brownsville, TX	(c)	795	556	—	—	795	556	1,351	(72)	1977	07/17/13	10 to 35 Years
Brownsville, TX	(c)	667	785	—	—	667	785	1,452	(100)	1985	07/17/13	10 to 35 Years
Brownsville, TX	(c)	369	679	—	—	369	679	1,048	(97)	1972	07/17/13	11 to 35 Years
Brownsville, TX	(c)	267	652	—	—	267	652	919	(81)	2000	07/17/13	10 to 35 Years
Brownsville, TX	(c)	430	656	—	—	430	656	1,086	(133)	1985	07/17/13	11 to 29 Years
Brownsville, TX	(c)	571	930	—	—	571	930	1,501	(140)	2002	07/17/13	11 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Brunswick, GA	(a)	774	614	—	—	774	614	1,388	(371)	1999	09/24/04	15 to 20 Years
Bryan, TX	(c)	441	766	—	—	441	766	1,207	(90)	1972	07/17/13	10 to 35 Years
Buckhannon, WV	(a)	438	529	—	—	438	529	967	(142)	1978	12/21/12	15 to 20 Years
Buffalo, NY	(a)	737	629	—	—	737	629	1,366	(244)	1993	11/10/05	15 to 30 Years
Buffalo, NY	(a)	821	694	—	—	821	694	1,515	(273)	1976	11/10/05	15 to 30 Years
Calhoun, GA	(a)	503	713	—	—	503	713	1,216	(149)	1988	02/02/12	15 to 30 Years
Canton, OH	(a)	215	483	—	—	215	483	698	(251)	1974	05/25/05	15 to 20 Years
Carrollton, GA	(a)	508	603	—	—	508	603	1,111	(233)	2000	02/28/06	15 to 40 Years
Carrollton, GA	(a)	613	503	—	—	613	503	1,116	(144)	1988	02/02/12	15 to 20 Years
Carrollton, KY	(a)	229	730	—	—	229	730	959	(294)	1990	06/30/09	13 to 28 Years
Carrolton, TX	(c)	361	415	—	—	361	415	776	(99)	1997	07/17/13	11 to 25 Years
Cartersville, GA	(a)	581	730	—	—	581	730	1,311	(343)	1997	02/28/06	15 to 30 Years
Cartersville, GA	(a)	439	451	—	—	439	451	890	(252)	1990	02/28/06	15 to 30 Years
Cedar Hill, TX	(a)	620	501	—	—	620	501	1,121	(274)	2005	12/29/06	15 to 30 Years
Celina, TX	(c)	411	199	—	—	411	199	610	(12)	2003	07/25/16	13 to 20 Years
Champlin, MN	(c)	710	408	—	—	710	408	1,118	(61)	2004	03/20/15	8 to 20 Years
Chattanooga, TN	(a)	482	682	—	—	482	682	1,164	(327)	1997	06/25/04	15 to 30 Years
Chattanooga, TN	(a)	600	389	—	—	600	389	989	(176)	1995	09/29/06	15 to 30 Years
Chattanooga, TN	(c)	175	271	—	—	175	271	446	(59)	2007	07/17/13	3 to 26 Years
Cheektowaga, NY	(a)	561	549	—	—	561	549	1,110	(231)	1985	11/10/05	15 to 30 Years
Chicago, IL	(a)	313	275	—	—	313	275	588	(154)	1982	05/25/05	15 to 20 Years
Chicago, IL	(a)	340	220	—	—	340	220	560	(144)	1975	05/25/05	15 to 20 Years
Chicago, IL	(a)	242	244	—	—	242	244	486	(158)	1970	05/25/05	15 to 20 Years
Chicago, IL	(a)	242	256	—	—	242	256	498	(151)	1974	05/25/05	15 to 20 Years
Chicago, IL	(a)	532	279	—	—	532	279	811	(167)	1982	05/25/05	15 to 20 Years
Chicago, IL	(a)	289	260	—	—	289	260	549	(150)	1982	05/25/05	15 to 20 Years
Chicago, IL	(a)	976	271	—	—	976	271	1,247	(309)	1987	09/23/05	10 to 15 Years
Christiansburg, VA	(a)	666	168	—	—	666	168	834	(279)	1994	07/01/05	15 to 20 Years
Claremore, OK	(c)	903	932	—	—	903	932	1,835	(23)	1985	06/30/16	5 to 30 Years
Cleburne, TX	(c)	129	482	—	—	129	482	611	(92)	1997	07/17/13	9 to 25 Years
Cleveland, TN	(a)	501	459	—	—	501	459	960	(185)	2004	12/29/06	15 to 40 Years
College Park, GA	(c)	839	1,439	—	—	839	1,439	2,278	(91)	2007	07/01/15	15 to 30 Years
Collierville, TN	(a)	539	—	—	—	539	—	539	—	(f)	10/30/13	(f)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Columbia, MO	(a)	339	1,126	—	—	339	1,126	1,465	(136)	1985	12/24/13	15 to 30 Years
Columbus, GA	(c)	640	403	—	—	640	403	1,043	(101)	1983	07/17/13	11 to 23 Years
Columbus, GA	(c)	342	49	—	—	342	49	391	(54)	1978	07/17/13	9 to 23 Years
Columbus, OH	(a)	268	354	—	—	268	354	622	(217)	1975	05/25/05	15 to 20 Years
Columbus, OH	(a)	294	262	—	—	294	262	556	(177)	1976	05/25/05	15 to 20 Years
Commerce, GA	(a)	219	797	—	—	219	797	1,016	(104)	1990	12/24/13	15 to 30 Years
Concord, NC	(a)	244	310	—	—	244	310	554	(46)	1993	09/17/13	15 to 30 Years
Concord, NC	(a)	855	348	—	—	855	348	1,203	(66)	2004	09/17/13	15 to 30 Years
Copperas Cove, TX	(c)	186	249	—	—	186	249	435	(54)	1973	07/17/13	11 to 23 Years
Cordele, GA	(c)	459	181	—	—	459	181	640	(53)	1980	07/17/13	11 to 35 Years
Covington, GA	(a)	526	665	—	—	526	665	1,191	(131)	2001	02/02/12	15 to 30 Years
Covington, TN	(c)	343	152	—	—	343	152	495	(68)	2007	07/17/13	3 to 24 Years
Crawfordsville, IN	(a)	557	624	—	—	557	624	1,181	(293)	1998	09/23/05	15 to 30 Years
Creedmoor, NC	(a)	451	367	—	—	451	367	818	(80)	2006	09/17/13	15 to 30 Years
Crossville, TN	(a)	353	382	—	—	353	382	735	(117)	1977	09/01/05	15 to 40 Years
Cumming, GA	(a)	967	844	—	—	967	844	1,811	(409)	1986	09/24/04	15 to 30 Years
Cumming, GA	(a)	408	827	—	—	408	827	1,235	(113)	1988	12/24/13	15 to 30 Years
Dallas, TX	(c)	88	215	—	—	88	215	303	(60)	1980	07/17/13	9 to 19 Years
Dallas, TX	(c)	249	431	—	—	249	431	680	(63)	1985	07/17/13	9 to 33 Years
Dallas, TX	(c)	164	431	—	—	164	431	595	(99)	1968	07/17/13	10 to 18 Years
Dallas, TX	(c)	174	450	—	—	174	450	624	(83)	1969	07/17/13	10 to 26 Years
Dallas, TX	(c)	236	339	—	—	236	339	575	(68)	1971	07/17/13	10 to 23 Years
Dallas, TX	(c)	315	209	—	—	315	209	524	(49)	1999	07/17/13	10 to 25 Years
Dallas, TX	(c)	392	501	—	—	392	501	893	(84)	1985	07/17/13	11 to 30 Years
Dallas, TX	(c)	526	203	—	—	526	203	729	(14)	1987	06/30/16	5 to 10 Years
Danville, IL	(a)	619	672	—	—	619	672	1,291	(349)	1995	12/29/06	15 to 30 Years
Davenport, IA	(a)	441	646	—	—	441	646	1,087	(165)	2002	10/03/11	15 to 30 Years
Dayton, OH	(a)	526	598	—	—	526	598	1,124	(359)	1982	12/08/09	12 to 17 Years
Dayton, OH	(c)	467	237	—	—	467	237	704	(21)	1984	08/21/15	15 to 20 Years
Decatur, GA	(a)	677	539	—	—	677	539	1,216	(109)	1989	02/02/12	15 to 30 Years
Decatur, GA	(c)	459	133	—	—	459	133	592	(54)	1974	07/17/13	11 to 20 Years
Decatur, GA	(c)	566	49	—	—	566	49	615	(89)	1979	07/17/13	3 to 11 Years
Decatur, GA	(c)	554	49	—	—	554	49	603	(49)	1977	07/17/13	7 to 25 Years
Decatur, GA	(c)	570	30	—	—	570	30	600	(47)	1981	07/17/13	7 to 25 Years
Decatur, IL	(a)	940	126	—	—	940	126	1,066	(344)	1992	09/23/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Deerfield Beach, FL	(a)	668	295	—	—	668	295	963	(160)	1970	09/24/04	15 to 30 Years
Denham Springs, LA	(a)	419	594	—	—	419	594	1,013	(363)	1983	09/24/04	15 to 20 Years
Denton, TX	(c)	693	884	—	—	693	884	1,577	(22)	1995	06/30/16	5 to 30 Years
Detroit, MI	(a)	425	200	—	—	425	200	625	(139)	1977	05/25/05	15 to 20 Years
Detroit, MI	(a)	351	209	—	—	351	209	560	(140)	1977	05/25/05	15 to 20 Years
Detroit, MI	(a)	426	223	—	—	426	223	649	(155)	1979	05/25/05	15 to 20 Years
Detroit, MI	(a)	413	235	—	—	413	235	648	(157)	1977	05/25/05	15 to 20 Years
Detroit, MI	(a)	301	219	—	—	301	219	520	(141)	1972	05/25/05	15 to 20 Years
Detroit, MI	(a)	270	305	—	—	270	305	575	(171)	1976	05/25/05	15 to 20 Years
Detroit, MI	(a)	271	157	—	—	271	157	428	(108)	1978	05/25/05	15 to 20 Years
Detroit, MI	(a)	385	258	—	—	385	258	643	(176)	1979	05/25/05	15 to 20 Years
Detroit, MI	(a)	428	189	—	—	428	189	617	(130)	1979	05/25/05	15 to 20 Years
Detroit, MI	(a)	614	688	—	—	614	688	1,302	(421)	1987	02/13/09	13 to 18 Years
D'Iberville, MS	(a)	597	995	—	—	597	995	1,592	(106)	2005	07/14/14	15 to 30 Years
Donna, TX	(c)	1,091	540	—	—	1,091	540	1,631	(80)	1984	07/17/13	10 to 35 Years
Douglasville, GA	(a)	712	669	—	—	712	669	1,381	(249)	2003	02/28/06	15 to 40 Years
Douglasville, GA	(a)	764	941	—	—	764	941	1,705	(387)	1990	02/28/06	15 to 30 Years
Douglasville, GA	(a)	127	—	—	—	127	—	127	—	(f)	11/14/14	(f)
Durham, NC	(a)	1,253	—	—	—	1,253	—	1,253	—	(f)	07/17/13	(f)
Eagle Pass, TX	(c)	597	385	—	—	597	385	982	(65)	1977	07/17/13	9 to 35 Years
East Aurora, NY	(a)	424	584	(129)	(329)	295	255	550	—	1982	11/10/05	15 to 20 Years
East Ellijay, GA	(a)	562	354	—	—	562	354	916	(244)	1984	12/29/05	15 to 20 Years
East Point, GA	(c)	429	245	—	—	429	245	674	(97)	1977	07/17/13	11 to 19 Years
East St. Louis, IL	(a)	117	334	—	—	117	334	451	(143)	1990	05/25/05	15 to 30 Years
Edinburg, TX	(c)	624	888	—	—	624	888	1,512	(115)	1985	07/17/13	11 to 35 Years
Effingham, IL	(a)	539	575	—	—	539	575	1,114	(280)	1985	09/23/05	15 to 30 Years
Elizabethton, TN	(a)	655	129	—	—	655	129	784	(226)	1993	07/01/05	15 to 20 Years
Elizabethton, TN	(a)	735	278	—	—	735	278	1,013	(101)	1971	12/21/12	15 to 20 Years
Elmwood Park, IL	(a)	650	380	—	—	650	380	1,030	(228)	1993	09/23/05	15 to 20 Years
Elsa, TX	(c)	1,159	141	—	—	1,159	141	1,300	(41)	1984	07/17/13	11 to 35 Years
Emporia, KS	(a)	508	1,175	—	—	508	1,175	1,683	(153)	1969	12/24/13	15 to 30 Years
Englewood, OH	(c)	235	345	—	—	235	345	580	(22)	1988	08/21/15	15 to 30 Years
Enid, OK	(c)	40	55	—	—	40	55	95	(5)	1985	06/30/16	9 to 10 Years
Escanaba, MI	(a)	772	767	—	300	772	1,067	1,839	(579)	1984	12/29/05	3 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Euless, TX	(c)	674	277	—	—	674	277	951	(14)	1979	06/30/16	5 to 20 Years
Eureka, IL	(a)	307	338	—	—	307	338	645	(191)	1980	12/21/12	10 to 15 Years
Eustis, FL	(a)	451	377	—	—	451	377	828	(412)	1969	12/30/04	10 to 15 Years
Fayetteville, AR	(a)	1,019	1,150	—	—	1,019	1,150	2,169	(119)	2014	06/23/14	15 to 40 Years
Fayetteville, NC	(a)	470	629	—	—	470	629	1,099	(282)	1999	09/29/06	15 to 30 Years
Fayetteville, NC	(a)	489	612	—	—	489	612	1,101	(259)	1987	09/29/06	15 to 30 Years
Fayetteville, NC	(a)	607	1,020	—	—	607	1,020	1,627	(490)	1996	09/29/06	15 to 30 Years
Ferguson, MO	(a)	293	212	—	—	293	212	505	(148)	1974	05/25/05	15 to 20 Years
Flint, MI	(a)	340	258	—	—	340	258	598	(174)	1979	05/25/05	15 to 20 Years
Florence, KY	(a)	524	209	—	—	524	209	733	(167)	1992	09/24/04	15 to 30 Years
Floresville, TX	(c)	109	555	—	—	109	555	664	(101)	1985	07/17/13	9 to 25 Years
Flowood, MS	(a)	338	848	—	—	338	848	1,186	(84)	1994	07/31/14	15 to 30 Years
Floyd, GA	(a)	973	415	—	—	973	415	1,388	(179)	1993	02/28/06	15 to 30 Years
Forest Hill, TX	(c)	784	294	—	—	784	294	1,078	(17)	1999	06/30/16	5 to 20 Years
Forsyth, GA	(a)	495	1,007	—	—	495	1,007	1,502	(423)	1984	01/12/06	15 to 30 Years
Forsythe, GA	(a)	249	936	—	—	249	936	1,185	(122)	1983	12/24/13	15 to 30 Years
Fort Lauderdale, FL	(a)	601	121	—	—	601	121	722	(201)	1984	09/24/04	10 to 15 Years
Fort Pierce, FL	(a)	667	184	—	—	667	184	851	(138)	1999	09/24/04	15 to 30 Years
Fort Wayne, IN	(a)	660	204	—	—	660	204	864	(284)	1982	09/23/05	10 to 15 Years
Fort Worth, TX	(c)	157	263	—	—	157	263	420	(71)	1965	07/17/13	11 to 20 Years
Fort Worth, TX	(c)	164	573	—	—	164	573	737	(95)	1965	07/17/13	11 to 25 Years
Fort Worth, TX	(c)	200	643	—	—	200	643	843	(102)	1979	07/17/13	11 to 30 Years
Fort Worth, TX	(c)	356	572	—	—	356	572	928	(86)	1970	07/17/13	11 to 35 Years
Fort Worth, TX	(c)	187	539	—	—	187	539	726	(80)	1984	07/17/13	11 to 35 Years
Fort Worth, TX	(c)	331	450	—	—	331	450	781	(15)	1977	06/30/16	5 to 20 Years
Fort Worth, TX	(c)	377	193	—	—	377	193	570	(13)	1978	06/30/16	5 to 10 Years
Fort Worth, TX	(c)	335	257	—	—	335	257	592	(12)	1985	06/30/16	5 to 20 Years
Fort Worth, TX	(c)	681	928	—	—	681	928	1,609	(24)	1999	06/30/16	5 to 30 Years
Ft Madison, IA	(a)	191	620	—	—	191	620	811	(115)	1980	12/21/12	15 to 30 Years
Ft. Valley, GA	(c)	353	379	—	—	353	379	732	(106)	1985	07/17/13	11 to 23 Years
Garland, TX	(c)	141	455	—	—	141	455	596	(83)	1986	07/17/13	10 to 25 Years
Garland, TX	(c)	532	442	—	—	532	442	974	(11)	1979	06/30/16	5 to 30 Years
Garner, NC	(a)	600	765	—	—	600	765	1,365	(356)	1995	09/29/06	15 to 30 Years
Gary, IN	(a)	109	410	—	—	109	410	519	(226)	1980	05/25/05	15 to 20 Years
Gary, IN	(a)	210	318	—	—	210	318	528	(217)	1979	05/25/05	15 to 20 Years
Gary, IN	(a)	161	493	—	—	161	493	654	(286)	1973	05/25/05	15 to 20 Years
Gilman, IL	(a)	219	414	—	—	219	414	633	(283)	1998	09/23/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Graceville, FL	(a)	279	1,036	—	—	279	1,036	1,315	(139)	1985	12/24/13	15 to 30 Years
Grand Prairie, TX	(c)	335	527	—	—	335	527	862	(78)	1980	07/17/13	10 to 35 Years
Grand Prairie, TX	(c)	147	535	—	—	147	535	682	(86)	1985	07/17/13	11 to 30 Years
Grapevine, TX	(c)	636	414	—	—	636	414	1,050	(14)	1979	06/30/16	5 to 20 Years
Grapevine, TX	(c)	755	677	—	—	755	677	1,432	(25)	1999	06/30/16	5 to 20 Years
Greensboro, AL	(c)	100	663	—	—	100	663	763	(94)	1986	07/17/13	7 to 35 Years
Greenville, TN	(a)	289	311	—	—	289	311	600	(320)	1972	09/01/05	10 to 15 Years
Greenville, TN	(a)	735	517	—	—	735	517	1,252	(104)	2010	03/29/13	15 to 30 Years
Greenville, TX	(a)	223	304	—	—	223	304	527	(170)	1985	12/29/05	15 to 20 Years
Greenville, TX	(c)	325	441	—	—	325	441	766	(61)	1972	07/17/13	10 to 35 Years
Greenville, TX	(c)	429	919	—	—	429	919	1,348	(19)	1985	06/30/16	5 to 30 Years
Griffin, GA	(c)	215	492	—	—	215	492	707	(98)	1978	07/17/13	11 to 25 Years
Griffin, GA	(a)	249	876	—	—	249	876	1,125	(110)	1979	12/24/13	15 to 30 Years
Gulfport, MS	(c)	540	429	—	—	540	429	969	(56)	1971	07/17/13	11 to 35 Years
Gunter, TX	(c)	248	250	—	—	248	250	498	(10)	2004	07/25/16	13 to 20 Years
Haltom City, TX	(c)	571	425	—	—	571	425	996	(66)	2007	07/17/13	11 to 35 Years
Haltom City, TX	(c)	689	804	—	—	689	804	1,493	(21)	1998	06/30/16	5 to 30 Years
Hampton, GA	(a)	568	648	—	—	568	648	1,216	(128)	2002	02/02/12	15 to 30 Years
Harlingen, TX	(c)	923	753	—	—	923	753	1,676	(93)	1985	07/17/13	10 to 35 Years
Harlingen, TX	(c)	226	519	—	—	226	519	745	(89)	1973	07/17/13	11 to 30 Years
Harriman, TN	(a)	387	502	—	—	387	502	889	(263)	1976	09/01/05	15 to 20 Years
Harrisburg, NC	(a)	489	291	—	—	489	291	780	(60)	2004	09/17/13	15 to 30 Years
Harrisonville, MO	(a)	369	1,195	—	—	369	1,195	1,564	(151)	1981	12/24/13	15 to 30 Years
Harvey, IL	(a)	361	269	(80)	—	281	269	550	(346)	1978	05/25/05	15 to 20 Years
Hattiesburg, MS	(a)	845	995	—	—	845	995	1,840	(107)	2010	07/14/14	15 to 40 Years
Havana, IL	(a)	439	297	—	—	439	297	736	(184)	1980	12/21/12	10 to 15 Years
Hawkinsville, GA	(a)	169	946	—	—	169	946	1,115	(119)	1986	12/24/13	15 to 30 Years
Henderson, KY	(a)	656	1,058	—	—	656	1,058	1,714	(135)	1992	07/17/13	7 to 35 Years
Hickory, NC	(a)	292	818	—	—	292	818	1,110	(287)	2000	09/29/06	15 to 40 Years
Hickory, NC	(a)	1,105	851	—	—	1,105	851	1,956	(652)	1995	12/29/06	13 to 28 Years
Hidalgo, TX	(c)	352	1,043	—	—	352	1,043	1,395	(141)	2001	07/17/13	10 to 31 Years
Hiram, GA	(a)	1,006	1,142	—	—	1,006	1,142	2,148	(530)	1987	02/28/06	15 to 30 Years
Hobbs, NM	(c)	706	534	—	—	706	534	1,240	(91)	1974	07/17/13	11 to 35 Years
Holly Springs, MS	(a)	116	—	—	—	116	—	116	—	(f)	10/30/13	(f)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Hope Mills, NC	(a)	408	930	—	—	408	930	1,338	(369)	1990	09/29/06	15 to 30 Years
Horn Lake, MS	(a)	231	—	—	—	231	—	231	—	(f)	10/30/13	(f)
Houston, TX	(a)	592	302	—	—	592	302	894	(178)	1979	09/28/06	15 to 20 Years
Houston, TX	(a)	1,329	—	—	—	1,329	—	1,329	—	(f)	07/17/13	(f)
Hudson, NC	(a)	794	616	—	—	794	616	1,410	(279)	1998	09/29/06	15 to 40 Years
Hurst, TX	(c)	505	66	—	—	505	66	571	(6)	1978	06/30/16	5 to 10 Years
Independence, MO	(a)	396	1,074	—	—	396	1,074	1,470	(240)	1984	10/03/11	15 to 30 Years
Independence, MO	(a)	279	936	—	—	279	936	1,215	(118)	1979	12/24/13	15 to 30 Years
Indianapolis, IN	(a)	460	587	—	—	460	587	1,047	(251)	1998	09/24/04	15 to 30 Years
Indianapolis, IN	(a)	258	262	—	—	258	262	520	(184)	1970	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	266	310	—	—	266	310	576	(197)	1971	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	170	749	—	—	170	749	919	(386)	1983	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	449	153	—	—	449	153	602	(140)	1968	05/25/05	15 to 20 Years
Indianapolis, IN	(a)	370	150	—	—	370	150	520	(125)	1970	05/25/05	15 to 20 Years
Irving, TX	(c)	463	338	—	—	463	338	801	(47)	1967	07/17/13	10 to 35 Years
Irving, TX	(c)	481	358	—	—	481	358	839	(13)	1978	06/30/16	5 to 20 Years
Jackson, GA	(a)	467	729	—	—	467	729	1,196	(168)	1992	02/02/12	15 to 30 Years
Jackson, MS	(c)	215	476	—	—	215	476	691	(88)	1977	07/17/13	11 to 25 Years
Jackson, MS	(c)	996	610	—	—	996	610	1,606	(97)	1978	07/17/13	11 to 35 Years
Jackson, MS	(c)	195	582	—	—	195	582	777	(89)	2000	07/17/13	11 to 30 Years
Jackson, MS	(c)	447	555	—	—	447	555	1,002	(95)	1998	07/17/13	11 to 35 Years
Jacksonville, FL	(a)	480	631	—	—	480	631	1,111	(294)	1998	09/24/04	15 to 30 Years
Jacksonville, FL	(a)	872	509	—	—	872	509	1,381	(331)	1984	09/24/04	15 to 20 Years
Jacksonville, FL	(a)	487	871	—	—	487	871	1,358	(460)	1985	12/30/04	15 to 20 Years
Jamestown, NY	(a)	508	573	—	—	508	573	1,081	(339)	1988	11/10/05	15 to 20 Years
Johnson City, TN	(a)	718	450	—	—	718	450	1,168	(165)	1983	12/21/12	15 to 20 Years
Joliet, IL	(a)	245	193	—	—	245	193	438	(140)	1985	05/25/05	15 to 20 Years
Jonesboro, GA	(c)	680	1,736	—	—	680	1,736	2,416	(102)	2006	07/01/15	15 to 30 Years
Jonesborough, TN	(a)	576	329	—	—	576	329	905	(108)	1987	12/21/12	15 to 20 Years
Kannapolix, NC	(a)	244	291	—	—	244	291	535	(54)	2001	09/17/13	15 to 30 Years
Kansas City, KS	(a)	349	425	—	—	349	425	774	(96)	1977	10/03/11	14 to 29 Years
Kansas City, KS	(a)	594	904	—	—	594	904	1,498	(213)	1999	10/03/11	15 to 30 Years
Kansas City, KS	(a)	289	1,066	—	—	289	1,066	1,355	(134)	1980	12/24/13	15 to 30 Years
Kansas City, MO	(c)	312	574	—	—	312	574	886	(91)	1996	07/17/13	10 to 30 Years
Kansas City, MO	(c)	348	730	—	—	348	730	1,078	(101)	1996	07/17/13	10 to 35 Years
Kansas City, MO	(c)	462	673	—	—	462	673	1,135	(95)	1996	07/17/13	10 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Kansas City, MO	(c)	135	616	—	—	135	616	751	(106)	1996	07/17/13	10 to 25 Years
Kansas City, MO	(c)	310	580	—	—	310	580	890	(92)	1996	07/17/13	10 to 31 Years
Kansas City, MO	(c)	189	837	—	—	189	837	1,026	(144)	1996	07/17/13	9 to 25 Years

Kansas City, MO	(a)	538	936	—	—	538	936	1,474	(126)	1979	12/24/13	15 to 30 Years
Kansas City, MO	(c)	772	18	—	916	772	934	1,706	(23)	1995	09/19/14	40 to 40 Years
Keene, TX	(c)	343	260	—	—	343	260	603	(11)	2005	07/25/16	13 to 30 Years
Kennesaw, GA	(a)	907	499	—	—	907	499	1,406	(241)	2001	02/28/06	15 to 40 Years
Kilgore, TX	(c)	140	415	—	—	140	415	555	(97)	1985	07/17/13	11 to 20 Years
Killeen, TX	(c)	289	513	—	—	289	513	802	(72)	1974	07/17/13	9 to 35 Years
Kingsport, TN	(a)	592	200	—	—	592	200	792	(324)	1992	07/01/05	15 to 20 Years
Kingsport, TN	(a)	384	877	—	—	384	877	1,261	(168)	1992	12/21/12	15 to 30 Years
Kingsport, TN	(c)	307	766	—	—	307	766	1,073	(113)	2007	07/17/13	4 to 32 Years
Kingston, PA	(c)	521	635	—	—	521	635	1,156	(56)	1978	11/18/14	15 to 30 Years
Kingsville, TX	(c)	263	461	—	—	263	461	724	(67)	1977	07/17/13	9 to 35 Years
Kingwood, WV	(a)	618	677	—	—	618	677	1,295	(183)	1979	12/21/12	15 to 20 Years
Kirby, TX	(c)	224	262	—	—	224	262	486	(69)	1985	07/17/13	9 to 18 Years
Knoxville, TN	(a)	635	227	—	—	635	227	862	(286)	1995	07/01/05	15 to 20 Years
Knoxville, TN	(a)	547	230	—	—	547	230	777	(358)	1987	07/01/05	10 to 15 Years
Knoxville, TN	(a)	332	185	—	—	332	185	517	(120)	1977	09/01/05	15 to 20 Years
La Feria, TX	(c)	369	941	—	—	369	941	1,310	(118)	2003	07/17/13	11 to 35 Years
La Vista, NE	(a)	499	664	—	—	499	664	1,163	(144)	1992	10/03/11	15 to 30 Years
Lafayette, LA	(a)	300	779	—	—	300	779	1,079	(97)	1972	10/30/13	15 to 30 Years
LaGrange, GA	(c)	555	44	—	—	555	44	599	(135)	1978	07/17/13	7 to 30 Years
Lake Worth, TX	(c)	427	872	—	—	427	872	1,299	(19)	1983	06/30/16	5 to 30 Years
Laredo, TX	(c)	272	713	—	—	272	713	985	(85)	1966	07/17/13	11 to 35 Years
Laredo, TX	(c)	727	698	—	—	727	698	1,425	(88)	1968	07/17/13	11 to 35 Years
Lauderdale Lakes, FL	(a)	411	346	—	—	411	346	757	(149)	1998	12/29/06	15 to 30 Years
Laurel, MS	(c)	690	290	—	—	690	290	980	(74)	1971	07/17/13	11 to 24 Years
Laurel, MS	(a)	543	754	—	—	543	754	1,297	(88)	1993	09/22/14	15 to 30 Years
Lavon, TX	(c)	404	212	—	—	404	212	616	(12)	2003	07/25/16	13 to 20 Years
Lees Summit, MO	(a)	590	69	55	(69)	645	—	645	—	(f)	09/23/05	(f)
Lees Summit, MO	(a)	319	906	—	—	319	906	1,225	(119)	1985	12/24/13	15 to 30 Years
Leonard, TX	(c)	323	465	—	—	323	465	788	(14)	2005	07/25/16	13 to 30 Years
Lewisville, TX	(c)	913	470	—	—	913	470	1,383	(84)	1976	07/17/13	8 to 35 Years
Lexington, KY	(a)	636	362	—	—	636	362	998	(396)	1978	12/30/04	10 to 15 Years
Lexington, KY	(a)	713	451	—	—	713	451	1,164	(495)	1976	01/26/05	10 to 15 Years
Lillington, NC	(a)	419	687	—	—	419	687	1,106	(249)	1992	09/29/06	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lincoln, IL	(a)	203	616	—	—	203	616	819	(360)	1990	09/23/05	15 to 20 Years
Little Elm, TX	(c)	620	244	—	—	620	244	864	(14)	2001	07/25/16	13 to 20 Years
Little Rock, AR	(a)	917	847	—	—	917	847	1,764	(389)	2004	07/07/05	15 to 30 Years
Little Rock, AR	(c)	99	500	—	—	99	500	599	(77)	1970	07/17/13	8 to 30 Years
Little Rock, AR	(c)	332	432	—	—	332	432	764	(61)	1971	07/17/13	9 to 35 Years
Little Rock, AR	(c)	263	492	—	—	263	492	755	(71)	1975	07/17/13	9 to 35 Years
Lone Tree, CO	(a)	1,717	1,117	—	—	1,717	1,117	2,834	(594)	2000	12/23/08	13 to 38 Years
Longview, TX	(c)	149	552	—	—	149	552	701	(81)	1985	07/17/13	9 to 35 Years
Louisville, KY	(a)	334	251	—	—	334	251	585	(143)	1991	09/24/04	15 to 20 Years
Louisville, KY	(a)	1,010	577	—	—	1,010	577	1,587	(276)	1994	11/10/05	15 to 30 Years
Louisville, KY	(a)	854	514	—	—	854	514	1,368	(249)	1994	11/10/05	15 to 30 Years
Lubbock, TX	(a)	687	856	—	—	687	856	1,543	(390)	2003	07/07/05	15 to 30 Years
Lubbock, TX	(c)	325	794	—	—	325	794	1,119	(114)	2004	07/17/13	11 to 34 Years
Mableton, GA	(a)	454	826	—	—	454	826	1,280	(308)	1987	02/28/06	15 to 30 Years
Mableton, GA	(a)	634	578	—	—	634	578	1,212	(239)	1981	02/28/06	15 to 30 Years
Macon, GA	(c)	291	628	—	—	291	628	919	(85)	1983	07/17/13	10 to 35 Years
Macon, GA	(c)	195	347	—	—	195	347	542	(74)	1976	07/17/13	9 to 25 Years
Macon, GA	(c)	185	553	—	—	185	553	738	(89)	1980	07/17/13	11 to 30 Years
Madison, GA	(a)	892	739	—	—	892	739	1,631	(329)	1989	01/12/06	15 to 40 Years
Madisonville, KY	(a)	1,198	819	—	—	1,198	819	2,017	(384)	1990	09/24/04	15 to 30 Years
Mansfield, OH	(a)	225	327	—	—	225	327	552	(184)	1972	05/25/05	15 to 20 Years
Mansfield, TX	(a)	472	760	—	—	472	760	1,232	(387)	1991	12/29/06	15 to 30 Years
Maplewood, MO	(a)	180	225	—	—	180	225	405	(139)	1980	05/25/05	15 to 20 Years
Marietta, GA	(a)	797	428	—	—	797	428	1,225	(247)	1990	02/28/06	15 to 30 Years
Marietta, GA	(c)	350	173	—	—	350	173	523	(66)	1976	07/17/13	11 to 20 Years
Marion, IN	(a)	503	153	—	—	503	153	656	(133)	1990	09/24/04	15 to 20 Years
Marlin, TX	(c)	81	327	—	—	81	327	408	(73)	1985	07/17/13	8 to 25 Years
Martinsburg, WV	(a)	887	992	—	—	887	992	1,879	(442)	1999	12/29/05	15 to 30 Years
Martinsville, IN	(a)	940	1,128	—	—	940	1,128	2,068	(164)	1986	07/17/13	4 to 35 Years
Maryville, TN	(a)	810	306	—	—	810	306	1,116	(270)	1993	07/01/05	15 to 20 Years
Maryville, TN	(c)	421	380	—	—	421	380	801	(85)	2007	07/17/13	4 to 26 Years
Mayfield, KY	(a)	316	603	—	—	316	603	919	(303)	1986	12/08/09	12 to 27 Years
McAllen, TX	(c)	747	408	—	—	747	408	1,155	(58)	1992	07/17/13	10 to 35 Years
McAllen, TX	(c)	601	539	—	—	601	539	1,140	(80)	1985	07/17/13	11 to 35 Years
McDonough, GA	(a)	938	697	—	—	938	697	1,635	(355)	1985	09/24/04	15 to 30 Years
McDonough, GA	(a)	179	806	—	1	179	807	986	(101)	1989	12/24/13	15 to 30 Years
McDonough, GA	(a)	418	847	—	—	418	847	1,265	(119)	1995	12/24/13	15 to 30 Years
McKinney, TX	(c)	1,289	467	—	—	1,289	467	1,756	(23)	2000	06/30/16	5 to 20 Years
Mebane, NC	(a)	846	682	—	—	846	682	1,528	(290)	1993	09/29/06	15 to 30 Years
Melissa, TX	(c)	715	609	—	—	715	609	1,324	(19)	2004	07/25/16	13 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Memphis, TN	(c)	208	302	—	—	208	302	510	(65)	2007	07/17/13	3 to 24 Years
Memphis, TN	(c)	128	232	—	—	128	232	360	(60)	1971	07/17/13	8 to 20 Years
Memphis, TN	(c)	156	351	—	—	156	351	507	(75)	1971	07/17/13	7 to 25 Years
Memphis, TN	(c)	288	278	—	—	288	278	566	(89)	1976	07/17/13	6 to 20 Years
Memphis, TN	(c)	206	471	—	—	206	471	677	(89)	1979	07/17/13	10 to 25 Years
Memphis, TN	(c)	163	295	—	—	163	295	458	(65)	1979	07/17/13	10 to 25 Years
Memphis, TN	(c)	212	245	—	—	212	245	457	(75)	1971	07/17/13	7 to 25 Years
Memphis, TN	(c)	180	316	—	—	180	316	496	(76)	1971	07/17/13	7 to 20 Years
Memphis, TN	(c)	264	592	—	—	264	592	856	(89)	1971	07/17/13	11 to 35 Years
Memphis, TN	(c)	426	608	—	—	426	608	1,034	(100)	1971	07/17/13	11 to 32 Years
Memphis, TN	(a)	320	—	—	—	320	—	320	—	(f)	10/30/13	(f)
Mercedes, TX	(c)	535	575	—	—	535	575	1,110	(81)	1982	07/17/13	11 to 35 Years
Mesquite, TX	(c)	234	459	—	—	234	459	693	(89)	2001	07/17/13	11 to 28 Years
Miami, FL	(a)	602	14	—	—	602	14	616	(183)	1978	09/24/04	10 to 15 Years
Miami, FL	(a)	596	105	—	—	596	105	701	(153)	1978	09/24/04	10 to 15 Years
Miamisburg, OH	(c)	140	262	—	—	140	262	402	(22)	1970	08/21/15	15 to 20 Years
Midland, TX	(c)	195	432	—	—	195	432	627	(60)	1972	07/17/13	9 to 35 Years
Midland, TX	(c)	769	893	—	—	769	893	1,662	(37)	1982	12/29/15	15 to 30 Years
Midwest City, OK	(c)	318	623	—	—	318	623	941	(87)	1985	07/17/13	9 to 35 Years
Milan, IL	(a)	161	533	—	—	161	533	694	(107)	1997	10/03/11	15 to 30 Years
Mission, TX	(c)	577	598	—	—	577	598	1,175	(85)	1981	07/17/13	9 to 35 Years
Moncks Corner, SC	(a)	573	466	—	—	573	466	1,039	(332)	1998	09/24/04	15 to 20 Years
Monroe, GA	(a)	618	787	—	—	618	787	1,405	(113)	1977	12/24/13	15 to 30 Years
Montgomery, AL	(c)	288	623	—	—	288	623	911	(84)	1998	07/17/13	9 to 35 Years
Montgomery, AL	(c)	177	516	—	—	177	516	693	(131)	1984	07/17/13	9 to 19 Years
Montgomery, AL	(c)	247	376	—	—	247	376	623	(96)	1999	07/17/13	10 to 24 Years
Montgomery, AL	(c)	455	579	—	—	455	579	1,034	(101)	1972	07/17/13	11 to 33 Years
Montgomery, AL	(c)	313	601	—	—	313	601	914	(133)	1999	07/17/13	10 to 27 Years
Mooresville, IN	(a)	560	549	—	—	560	549	1,109	(371)	1998	09/23/05	15 to 20 Years
Morristown, TN	(a)	588	781	—	—	588	781	1,369	(304)	1987	09/01/05	15 to 30 Years
Morrow, GA	(a)	652	450	—	—	652	450	1,102	(212)	1995	02/28/06	15 to 30 Years
Morrow, GA	(a)	530	568	—	—	530	568	1,098	(100)	2006	02/02/12	15 to 40 Years
Moultrie, GA	(a)	437	563	—	—	437	563	1,000	(105)	2012	03/29/13	15 to 30 Years
Moultrie, GA	(a)	359	827	—	—	359	827	1,186	(105)	1997	12/24/13	15 to 30 Years
Mount Carmel, TN	(a)	499	536	—	—	499	536	1,035	(130)	1988	12/21/12	15 to 30 Years
Mount Pleasant, MI	(a)	485	642	—	—	485	642	1,127	(279)	1997	12/29/05	15 to 30 Years
Mount Pleasant, MI	(a)	657	854	—	—	657	854	1,511	(343)	2010	02/13/09	13 to 38 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Muskogee, OK	(c)	853	767	—	—	853	767	1,620	(20)	1985	06/30/16	5 to 30 Years
Naperville, IL	(c)	976	—	27	—	1,003	—	1,003	—	(f)	06/30/16	(f)
Nappanee, IN	(a)	301	413	—	—	301	413	714	(279)	2005	12/21/07	15 to 20 Years
Nashville, TN	(a)	264	—	—	—	264	—	264	—	(f)	10/30/13	(f)
Nashville, TN	(a)	538	—	—	—	538	—	538	—	(f)	10/30/13	(f)
New Albany, IN	(a)	497	278	—	—	497	278	775	(172)	1992	09/24/04	15 to 30 Years
New Braunfels, TX	(c)	302	526	—	—	302	526	828	(97)	1973	07/17/13	10 to 27 Years
New Castle, PA	(a)	573	1,042	—	—	573	1,042	1,615	(222)	1999	07/17/13	7 to 25 Years
Niagara Falls, NY	(a)	1,359	551	—	—	1,359	551	1,910	(276)	1979	11/10/05	15 to 30 Years
Nogales, AZ	(c)	207	448	—	—	207	448	655	(86)	1976	07/17/13	11 to 25 Years
Norcross, GA	(a)	678	402	—	—	678	402	1,080	(240)	1982	02/28/06	15 to 20 Years
Norfolk, VA	(c)	373	517	—	—	373	517	890	(131)	1988	07/17/13	7 to 20 Years
Normal, IL	(a)	394	240	—	—	394	240	634	(122)	1980	12/21/12	10 to 15 Years
Normandy, MO	(a)	265	329	(6)	—	259	329	588	(203)	1978	05/25/05	15 to 20 Years
North Canton, OH	(a)	484	497	(14)	—	470	497	967	(306)	1989	12/29/06	15 to 20 Years
North Little Rock, AR	(c)	128	351	—	—	128	351	479	(66)	1999	07/17/13	10 to 28 Years
Oak Ridge, TN	(a)	669	548	—	—	669	548	1,217	(207)	1976	09/01/05	15 to 30 Years
Odessa, TX	(c)	597	443	—	—	597	443	1,040	(71)	1979	07/17/13	10 to 35 Years
Odessa, TX	(c)	670	563	—	—	670	563	1,233	(84)	1972	07/17/13	10 to 35 Years
Odessa, TX	(c)	500	941	—	—	500	941	1,441	(38)	1982	12/29/15	15 to 30 Years
Oklahoma City, OK	(c)	223	469	—	—	223	469	692	(110)	1998	07/17/13	8 to 22 Years
Oklahoma City, OK	(c)	200	428	—	—	200	428	628	(85)	1971	07/17/13	9 to 25 Years
Oklahoma City, OK	(a)	541	842	(398)	(614)	143	228	371	(61)	2007	07/17/13	4 to 33 Years
Oklahoma City, OK	(c)	474	516	—	—	474	516	990	(19)	1984	06/30/16	5 to 20 Years
Oklahoma City, OK	(c)	467	273	—	—	467	273	740	(17)	1986	06/30/16	5 to 10 Years
Oklahoma City, OK	(c)	375	605	—	—	375	605	980	(14)	1986	06/30/16	5 to 30 Years
Omaha, NE	(a)	539	380	—	—	539	380	919	(62)	2006	10/03/11	15 to 40 Years
Opelousas, LA	(a)	419	659	—	—	419	659	1,078	(91)	1968	10/30/13	15 to 30 Years
Orange, TX	(c)	541	335	—	—	541	335	876	(43)	2007	08/31/15	15 to 30 Years
Orland Park, IL	(c)	999	—	—	—	999	—	999	—	(f)	09/12/16	(f)
Orlando, FL	(a)	1,249	729	—	—	1,249	729	1,978	(498)	1985	06/25/04	15 to 20 Years
Orlando, FL	(a)	642	178	—	—	642	178	820	(237)	1967	12/30/04	10 to 15 Years
Oshkosh, WI	(a)	765	829	(40)	300	725	1,129	1,854	(570)	1984	12/29/05	15 to 20 Years
Overland, MO	(a)	278	494	—	—	278	494	772	(276)	1972	05/25/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Parkersburg, WV	(a)	416	658	—	75	416	733	1,149	(447)	1986	03/07/07	4 to 20 Years
Parkersburg, WV	(a)	457	309	—	—	457	309	766	(163)	1999	12/21/12	10 to 15 Years
Parma Heights, OH	(a)	598	535	—	—	598	535	1,133	(210)	2004	08/27/09	13 to 38 Years
Paxton, IL	(a)	324	658	—	—	324	658	982	(456)	1986	12/29/05	15 to 20 Years
Pearson, GA	(a)	159	817	—	—	159	817	976	(106)	1994	12/24/13	15 to 30 Years
Pensacola, FL	(a)	860	291	—	—	860	291	1,151	(393)	1977	07/28/04	10 to 15 Years
Peoria, IL	(a)	154	320	—	—	154	320	474	(196)	1976	05/25/05	15 to 20 Years
Peoria, IL	(a)	383	270	—	—	383	270	653	(141)	1980	12/21/12	10 to 15 Years
Peoria, IL	(a)	282	435	—	—	282	435	717	(123)	1980	12/21/12	15 to 20 Years
Pharr, TX	(c)	694	441	—	—	694	441	1,135	(90)	1997	07/17/13	10 to 26 Years
Phenix City, AL	(c)	493	497	—	—	493	497	990	(62)	1978	07/17/13	8 to 35 Years
Philippi, WV	(a)	405	232	—	—	405	232	637	(133)	1986	12/21/12	10 to 15 Years
Phoenix, AZ	(c)	523	97	—	—	523	97	620	(46)	1976	07/17/13	9 to 16 Years
Phoenix, AZ	(c)	321	276	—	—	321	276	597	(74)	1975	07/17/13	10 to 20 Years
Phoenix, AZ	(c)	384	528	—	—	384	528	912	(90)	1974	07/17/13	11 to 27 Years
Phoenix, AZ	(c)	368	267	—	—	368	267	635	(56)	1974	07/17/13	11 to 23 Years
Phoenix, AZ	(c)	415	403	—	—	415	403	818	(69)	1975	07/17/13	8 to 27 Years
Phoenix, AZ	(c)	599	412	—	—	599	412	1,011	(67)	1980	07/17/13	10 to 35 Years
Phoenix, AZ	(c)	400	120	—	—	400	120	520	(50)	1977	07/17/13	11 to 13 Years
Pilot Point, TX	(c)	446	436	—	—	446	436	882	(16)	2000	07/25/16	13 to 30 Years
Pine Bluff, AR	(c)	854	431	—	—	854	431	1,285	(58)	1971	07/17/13	7 to 35 Years
Pineville, LA	(a)	558	1,044	—	—	558	1,044	1,602	(442)	1996	06/25/04	11 to 30 Years
Pleasanton, TX	(c)	230	1,052	—	—	230	1,052	1,282	(136)	1985	07/17/13	11 to 35 Years
Ponca City, OK	(c)	93	249	—	—	93	249	342	(52)	2007	07/17/13	4 to 28 Years
Port Allen, LA	(a)	521	575	—	—	521	575	1,096	(311)	1997	09/24/04	15 to 30 Years
Port Arthur, TX	(c)	188	256	—	—	188	256	444	(28)	1976	08/31/15	15 to 20 Years
Port Arthur, TX	(c)	384	266	—	—	384	266	650	(41)	2002	08/31/15	15 to 20 Years
Port Arthur, TX	(c)	403	344	—	—	403	344	747	(46)	2004	08/31/15	15 to 20 Years
Port Isabel, TX	(c)	348	672	—	—	348	672	1,020	(102)	2004	07/17/13	11 to 31 Years
Port Lavaca, TX	(c)	339	594	—	—	339	594	933	(97)	1985	07/17/13	11 to 28 Years
Portsmouth, VA	(c)	574	419	—	—	574	419	993	(93)	1988	07/17/13	10 to 25 Years
Powell, TN	(c)	411	353	—	—	411	353	764	(82)	2007	07/17/13	4 to 26 Years
Princeton, IN	(a)	340	906	—	—	340	906	1,246	(262)	1992	07/17/13	7 to 15 Years
Prosper, TX	(c)	990	435	—	—	990	435	1,425	(18)	2004	07/25/16	13 to 30 Years
Pulaski, VA	(a)	444	236	—	—	444	236	680	(295)	1994	07/01/05	15 to 20 Years
Quincy, FL	(a)	1,015	416	—	—	1,015	416	1,431	(427)	1989	09/24/04	15 to 20 Years
Quitman, GA	(a)	259	936	—	—	259	936	1,195	(118)	1985	12/24/13	15 to 30 Years
Radford, VA	(a)	499	248	—	—	499	248	747	(347)	1995	07/01/05	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Raleigh, NC	(a)	639	320	—	—	639	320	959	(77)	2008	09/17/13	15 to 30 Years
Raymondville, TX	(c)	660	455	—	—	660	455	1,115	(81)	1984	07/17/13	9 to 35 Years
Red Bank, TN	(a)	610	557	—	—	610	557	1,167	(349)	1997	06/25/04	15 to 30 Years
Richland Hills, TX	(c)	229	199	—	—	229	199	428	(48)	1999	07/17/13	10 to 25 Years
Rio Grand City, TX	(c)	1,746	554	—	—	1,746	554	2,300	(79)	1984	07/17/13	12 to 35 Years
Riverdale, GA	(c)	742	1,789	—	—	742	1,789	2,531	(91)	2010	09/17/15	15 to 30 Years
Robinson, IL	(a)	250	1,021	—	—	250	1,021	1,271	(157)	1994	07/17/13	7 to 33 Years
Rochester, MN	(a)	561	83	66	(83)	627	—	627	—	(f)	09/23/05	(f)
Rock Hill, SC	(a)	373	722	—	—	373	722	1,095	(414)	1978	12/29/05	15 to 20 Years
Rockwell, NC	(a)	385	385	—	—	385	385	770	(89)	2006	09/17/13	15 to 30 Years
Rogers, AR	(c)	334	884	—	—	334	884	1,218	(77)	2005	09/30/14	15 to 30 Years
Rogersville, TN	(a)	384	964	—	—	384	964	1,348	(183)	1986	12/21/12	15 to 30 Years
Rolesville, NC	(a)	526	320	—	—	526	320	846	(73)	2007	09/17/13	15 to 30 Years
Rolla, MO	(a)	229	857	—	—	229	857	1,086	(110)	1978	12/24/13	15 to 30 Years
Roma, TX	(c)	478	855	—	—	478	855	1,333	(123)	1985	07/17/13	11 to 35 Years
Romeoville, IL	(a)	789	713	(62)	—	727	713	1,440	(405)	1999	09/23/05	15 to 20 Years
Roswell, GA	(a)	513	559	—	—	513	559	1,072	(93)	2006	02/02/12	15 to 40 Years
Roswell, NM	(c)	343	321	—	—	343	321	664	(96)	1974	07/17/13	11 to 23 Years
Saint Ann, MO	(a)	588	613	—	—	588	613	1,201	(425)	1985	09/23/05	15 to 20 Years
Saint Cloud, FL	(a)	1,193	557	—	—	1,193	557	1,750	(357)	1983	06/25/04	15 to 20 Years
Salisbury, NC	(a)	357	338	—	—	357	338	695	(59)	2002	09/17/13	15 to 30 Years
San Antonio, TX	(a)	517	373	—	—	517	373	890	(200)	2002	09/25/06	15 to 30 Years
San Antonio, TX	(a)	349	429	—	—	349	429	778	(261)	1983	09/25/06	15 to 20 Years
San Antonio, TX	(a)	428	339	—	—	428	339	767	(185)	2001	09/25/06	15 to 30 Years
San Antonio, TX	(a)	539	300	—	—	539	300	839	(200)	2001	09/25/06	15 to 30 Years
San Antonio, TX	(c)	205	1,042	—	—	205	1,042	1,247	(205)	1976	07/17/13	10 to 20 Years
San Antonio, TX	(c)	685	257	—	—	685	257	942	(44)	1976	07/17/13	9 to 35 Years
San Antonio, TX	(c)	592	336	—	—	592	336	928	(56)	1968	07/17/13	9 to 35 Years
San Antonio, TX	(c)	79	347	—	—	79	347	426	(47)	1977	07/17/13	9 to 33 Years
San Antonio, TX	(c)	395	414	—	—	395	414	809	(86)	1984	07/17/13	11 to 25 Years
San Antonio, TX	(c)	544	521	—	—	544	521	1,065	(77)	1967	07/17/13	11 to 33 Years
San Antonio, TX	(c)	375	282	—	—	375	282	657	(72)	1965	07/17/13	9 to 21 Years
San Antonio, TX	(c)	373	170	—	—	373	170	543	(47)	1993	07/17/13	9 to 20 Years
San Antonio, TX	(c)	331	449	—	—	331	449	780	(87)	1983	07/17/13	10 to 25 Years
San Antonio, TX	(c)	283	573	—	—	283	573	856	(107)	1971	07/17/13	11 to 33 Years
San Antonio, TX	(c)	369	226	—	—	369	226	595	(47)	1986	07/17/13	10 to 25 Years
San Antonio, TX	(c)	397	700	—	—	397	700	1,097	(98)	1984	07/17/13	11 to 35 Years
San Antonio, TX	(c)	403	61	—	—	403	61	464	(130)	1971	07/17/13	9 to 17 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

San Antonio, TX	(c)	279	261	—	—	279	261	540	(54)	1976	07/17/13	11 to 32 Years
San Benito, TX	(c)	1,641	688	—	—	1,641	688	2,329	(88)	1977	07/17/13	9 to 35 Years
Sandusky, OH	(a)	922	406	(314)	(89)	608	317	925	(132)	1987	08/27/09	14 to 29 Years
Sapulpa, OK	(c)	855	1,030	—	—	855	1,030	1,885	(25)	1987	06/30/16	5 to 30 Years
Sedalia, MO	(a)	751	662	—	—	751	662	1,413	(352)	1983	12/29/06	15 to 30 Years
Seven Hills, OH	(a)	496	488	—	—	496	488	984	(209)	1977	08/27/09	13 to 28 Years
Seymour, TN	(a)	365	440	—	—	365	440	805	(86)	2007	07/17/13	6 to 27 Years
Siler City, NC	(a)	686	385	—	—	686	385	1,071	(99)	2005	09/17/13	15 to 30 Years
Parkersburg, WV	(a)	383	404	—	—	383	404	787	(111)	1986	12/21/12	15 to 20 Years
South Charleston, WV	(a)	524	541	—	—	524	541	1,065	(134)	1993	12/21/12	15 to 20 Years
South Hill, VA	(a)	564	320	—	—	564	320	884	(81)	2007	09/17/13	15 to 30 Years
Southlake, TX	(c)	30	58	—	—	30	58	88	(5)	1999	06/30/16	9 to 10 Years
Spencer, IN	(a)	136	1,040	—	—	136	1,040	1,176	(187)	1999	07/17/13	8 to 22 Years
Springfield, IL	(a)	1,072	642	—	—	1,072	642	1,714	(486)	1988	09/23/05	15 to 20 Years
Springfield, IL	(a)	571	630	—	—	571	630	1,201	(320)	1997	09/23/05	15 to 30 Years
Springfield, MO	(a)	439	719	—	—	439	719	1,158	(336)	2004	12/29/06	15 to 40 Years
Springville, NY	(a)	678	586	—	—	678	586	1,264	(262)	1988	11/10/05	15 to 30 Years
St. Louis, MO	(a)	503	651	—	—	503	651	1,154	(386)	1976	09/24/04	15 to 20 Years
St. Louis, MO	(a)	828	351	—	—	828	351	1,179	(300)	1986	09/24/04	15 to 20 Years
St. Louis, MO	(a)	290	211	—	—	290	211	501	(152)	1973	05/25/05	15 to 20 Years
St. Louis, MO	(a)	231	337	—	—	231	337	568	(195)	1972	05/25/05	15 to 20 Years
St. Louis, MO	(a)	189	227	—	—	189	227	416	(145)	1972	05/25/05	15 to 20 Years
St. Louis, MO	(a)	464	218	—	—	464	218	682	(174)	1978	05/25/05	15 to 20 Years
St. Paul, TX	(c)	509	192	—	—	509	192	701	(13)	2003	07/25/16	13 to 20 Years
Statesboro, GA	(a)	779	777	—	—	779	777	1,556	(410)	1985	09/24/04	15 to 20 Years
Sterling Heights, MI	(a)	866	960	—	—	866	960	1,826	(406)	2000	12/29/05	15 to 30 Years
Stillwater, OK	(c)	218	1,262	—	—	218	1,262	1,480	(160)	2007	07/17/13	4 to 32 Years
Stillwater, OK	(c)	1,314	1,111	—	—	1,314	1,111	2,425	(85)	2015	03/31/15	15 to 40 Years
Stockbridge, GA	(a)	388	353	—	—	388	353	741	(72)	2001	02/02/12	15 to 30 Years
Stone Mountain, GA	(a)	379	487	—	—	379	487	866	(95)	1986	02/02/12	15 to 30 Years
Sun City, AZ	(a)	771	372	—	—	771	372	1,143	(237)	1986	12/29/06	15 to 20 Years
Sweetwater, TN	(a)	602	550	—	250	602	800	1,402	(244)	1999	12/29/06	15 to 40 Years
Talladega, AL	(c)	247	245	—	—	247	245	492	(91)	1998	07/17/13	11 to 21 Years
Tempe, AZ	(a)	480	361	—	—	480	361	841	(191)	2003	09/25/06	15 to 30 Years
Temple, TX	(c)	705	493	—	—	705	493	1,198	(67)	1983	07/17/13	10 to 35 Years
Texarkana, TX	(a)	265	747	—	—	265	747	1,012	(102)	2013	11/04/13	14 to 30 Years
The Village, OK	(c)	211	650	—	—	211	650	861	(83)	1978	07/17/13	9 to 35 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Thomasville, GA	(a)	408	837	—	—	408	837	1,245	(108)	1985	12/24/13	15 to 30 Years
Tipp City, OH	(a)	789	332	—	—	789	332	1,121	(252)	1991	12/29/06	15 to 20 Years
Tooele, UT	(a)	552	624	—	—	552	624	1,176	(430)	1988	09/24/04	15 to 20 Years
Trenton, MO	(a)	309	1,175	—	—	309	1,175	1,484	(147)	1976	12/24/13	15 to 30 Years
Trotwood, OH	(c)	281	219	—	—	281	219	500	(23)	1971	08/21/15	15 to 20 Years
Tucson, AZ	(c)	262	193	—	—	262	193	455	(61)	1983	07/17/13	11 to 23 Years
Tucson, AZ	(c)	191	552	—	—	191	552	743	(72)	1981	07/17/13	11 to 35 Years
Tucson, AZ	(c)	349	479	—	—	349	479	828	(72)	1976	07/17/13	11 to 35 Years
Tucson, AZ	(c)	221	434	—	—	221	434	655	(72)	1980	07/17/13	11 to 27 Years
Tulsa, OK	(c)	767	466	—	—	767	466	1,233	(74)	1976	07/17/13	8 to 35 Years
Tulsa, OK	(c)	315	717	—	—	315	717	1,032	(95)	1976	07/17/13	10 to 35 Years
Tulsa, OK	(c)	835	967	—	—	835	967	1,802	(21)	1978	06/30/16	5 to 30 Years
Tulsa, OK	(c)	760	381	—	—	760	381	1,141	(14)	1984	06/30/16	5 to 20 Years
Tulsa, OK	(c)	—	20	—	—	—	20	20	(1)	1982	06/30/16	10 to 10 Years
Tyler, TX	(c)	227	527	—	—	227	527	754	(71)	1976	07/17/13	11 to 35 Years
Tyler, TX	(c)	355	663	—	—	355	663	1,018	(28)	1980	12/29/15	15 to 30 Years
Universal City, TX	(c)	408	369	—	—	408	369	777	(84)	1989	07/17/13	9 to 25 Years
Vicksburg, MS	(c)	278	333	—	—	278	333	611	(77)	1972	07/17/13	11 to 25 Years
Victoria, TX	(c)	129	490	—	—	129	490	619	(87)	1985	07/17/13	11 to 28 Years
Victoria, TX	(c)	367	182	—	—	367	182	549	(48)	1984	07/17/13	11 to 22 Years
Villa Rica, GA	(a)	807	629	—	—	807	629	1,436	(317)	1999	02/28/06	15 to 30 Years
Vincennes, IN	(a)	389	1,425	—	—	389	1,425	1,814	(207)	2000	07/17/13	8 to 30 Years
Waco, TX	(c)	365	542	—	—	365	542	907	(67)	1969	07/17/13	10 to 35 Years
Warner Robins, GA	(a)	229	887	—	—	229	887	1,116	(121)	1978	12/24/13	15 to 30 Years
Warren, MI	(a)	488	215	—	—	488	215	703	(146)	1979	05/25/05	15 to 20 Years
Washington Park, IL	(a)	119	324	—	—	119	324	443	(188)	1980	05/25/05	15 to 20 Years
Washington, IL	(a)	264	460	—	—	264	460	724	(127)	1980	12/21/12	15 to 20 Years
Washington, IN	(a)	272	949	—	—	272	949	1,221	(151)	1995	07/17/13	8 to 33 Years
Watertown, WI	(a)	267	338	—	—	267	338	605	(182)	1986	06/30/09	13 to 18 Years
Waynesburg, PA	(a)	323	918	—	—	323	918	1,241	(177)	1982	12/21/12	15 to 30 Years
Weatherford, TX	(c)	260	886	—	21	260	907	1,167	(16)	2015	07/28/16	18 to 30 Years
Weslaco, TX	(c)	860	513	—	—	860	513	1,373	(72)	1990	07/17/13	11 to 35 Years
Weslaco, TX	(c)	291	786	—	—	291	786	1,077	(133)	1970	07/17/13	11 to 25 Years
Westchester, IL	(a)	765	437	—	—	765	437	1,202	(240)	1986	09/29/06	15 to 20 Years
Weston, WV	(a)	158	695	—	—	158	695	853	(119)	1981	12/21/12	15 to 30 Years
Williamsport, PA	(c)	864	979	—	—	864	979	1,843	(87)	1966	11/18/14	15 to 30 Years
Winchester, TN	(a)	400	291	—	250	400	541	941	(183)	1993	12/29/06	15 to 20 Years
Winter Springs, FL	(a)	523	446	—	—	523	446	969	(312)	1988	12/30/04	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Wytheville, VA	(a)	446	172	—	—	446	172	618	(210)	1995	07/01/05	15 to 20 Years
Xenia, OH	(c)	384	288	—	—	384	288	672	(26)	1985	08/21/15	15 to 20 Years
Yukon, OK	(a)	555	373	—	—	555	373	928	(236)	2003	07/01/05	15 to 30 Years
Zebulon, NC	(a)	780	395	—	—	780	395	1,175	(92)	2006	09/17/13	15 to 30 Years

Movie Theatres
Anderson, SC	(c)	5,248	6,437	—	—	5,248	6,437	11,685	(786)	2000	09/25/14	15 to 30 Years
Arnold, MO	(a)	3,275	3,014	—	—	3,275	3,014	6,289	(945)	1999	07/17/13	5 to 21 Years
Avon, IN	(c)	3,388	2,967	—	—	3,388	2,967	6,355	(351)	1995	03/01/16	4 to 30 Years
Batavia, IL	(a)	4,705	7,561	—	—	4,705	7,561	12,266	(2,636)	1995	06/30/09	11 to 38 Years
Bixby, OK	(a)	5,585	10,101	—	—	5,585	10,101	15,686	(4,380)	1998	07/01/05	14 to 30 Years
Bowie, MD	(c)	7,138	5,935	—	23	7,138	5,958	13,096	(39)	1998	11/23/16	8 to 40 Years
Carrollton, GA	(c)	1,879	5,868	—	—	1,879	5,868	7,747	(404)	2005	12/30/14	15 to 40 Years
Cedar Rapids, IA	(a)	2,521	5,461	—	—	2,521	5,461	7,982	(1,797)	1998	07/01/05	15 to 40 Years
Chubbock, ID	(a)	1,845	2,691	—	—	1,845	2,691	4,536	(234)	2004	12/23/14	10 to 30 Years
Colorado Springs, CO	(a)	1,892	1,732	—	—	1,892	1,732	3,624	(936)	1995	09/30/05	14 to 30 Years
Columbia, SC	(a)	2,115	2,091	—	—	2,115	2,091	4,206	(862)	1996	09/30/05	15 to 30 Years
Covina, CA	(c)	5,566	26,922	—	—	5,566	26,922	32,488	(6,844)	1997	06/23/04	13 to 40 Years
Danville, VA	(c)	1,349	6,406	—	—	1,349	6,406	7,755	(410)	2002	12/30/14	15 to 40 Years
Dawsonville, GA	(c)	1,859	4,207	—	—	1,859	4,207	6,066	(313)	2005	12/30/14	15 to 40 Years
Delano, MN	(c)	397	1,052	—	—	397	1,052	1,449	(29)	1984	07/29/16	6 to 20 Years
Dickson City, PA	(a)	4,198	5,269	—	—	4,198	5,269	9,467	(770)	2010	09/29/14	13 to 30 Years
Downey, CA	(c)	1,767	12,172	—	—	1,767	12,172	13,939	(524)	1997	09/30/15	15 to 30 Years
Durham, NC	(a)	1,630	2,685	—	—	1,630	2,685	4,315	(1,335)	1994	09/30/05	13 to 30 Years
East Bethel, MN	(c)	545	1,768	—	—	545	1,768	2,313	(53)	1990	07/29/16	6 to 20 Years
Fenton, MO	(a)	2,792	5,982	—	—	2,792	5,982	8,774	(577)	2008	09/29/14	13 to 40 Years
Fort Wayne, IN	(a)	2,697	9,849	681	—	3,378	9,849	13,227	(3,190)	2005	11/30/05	15 to 40 Years
Gainesville, GA	(c)	2,278	8,684	—	—	2,278	8,684	10,962	(538)	1996	12/30/14	15 to 40 Years
Gibsonton, FL	(c)	4,970	4,014	—	3,916	4,970	7,930	12,900	(138)	2016	11/05/15	15 to 15 Years
Greensboro, NC	(a)	2,359	2,431	—	—	2,359	2,431	4,790	(1,039)	1996	09/30/05	15 to 30 Years
Griffin, GA	(c)	1,239	3,188	—	—	1,239	3,188	4,427	(303)	2005	12/30/14	15 to 30 Years
Hinesville, GA	(c)	2,049	5,216	—	—	2,049	5,216	7,265	(342)	2001	12/30/14	15 to 40 Years
Johnston, IA	(b)	3,046	10,213	—	—	3,046	10,213	13,259	(3,783)	1998	06/23/04	15 to 30 Years
Kansas City, MO	(a)	2,543	7,943	—	—	2,543	7,943	10,486	(2,171)	2003	07/01/05	14 to 50 Years
Lakeville, MN	(c)	2,843	2,843	—	2,216	2,843	5,059	7,902	(87)	1998	07/29/16	6 to 30 Years
Lebanon, PA	(a)	747	4,295	—	—	747	4,295	5,042	(366)	2006	09/29/14	13 to 30 Years
Lees Summit, MO	(a)	3,517	9,735	—	—	3,517	9,735	13,252	(3,188)	1999	07/01/05	14 to 40 Years
Longview, TX	(a)	1,432	2,946	—	—	1,432	2,946	4,378	(1,248)	1995	09/30/05	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Martinsburg, WV	(a)	2,450	3,528	—	—	2,450	3,528	5,978	(1,622)	1998	09/30/05	12 to 30 Years
Massillon, OH	(a)	1,767	2,667	—	1,600	1,767	4,267	6,034	(372)	2005	09/29/14	13 to 30 Years
Missoula, MT	(a)	2,333	3,406	—	—	2,333	3,406	5,739	(1,184)	1998	06/23/04	15 to 40 Years
Monrovia, CA	(c)	2,448	17,849	—	—	2,448	17,849	20,297	(748)	2000	09/30/15	15 to 30 Years
Monticello, MN	(c)	1,161	3,155	—	—	1,161	3,155	4,316	(87)	2004	07/29/16	6 to 30 Years
Mooresville, NC	(c)	5,087	6,800	—	—	5,087	6,800	11,887	(637)	1999	09/25/14	15 to 30 Years
Nitro, WV	(a)	1,816	3,068	—	—	1,816	3,068	4,884	(397)	2005	09/29/14	13 to 30 Years
Noblesville, IN	(a)	1,760	—	2,338	10,172	4,098	10,172	14,270	(3,421)	2008	06/30/09	14 to 39 Years
Omaha, NE	(c)	2,254	4,249	—	—	2,254	4,249	6,503	(369)	2006	03/26/15	12 to 30 Years
Overland Park, KS	(a)	4,935	12,281	—	—	4,935	12,281	17,216	(2,924)	2004	08/01/09	10 to 57 Years
Phoenix, AZ	(a)	2,652	11,495	—	—	2,652	11,495	14,147	(2,920)	1997	07/01/05	12 to 40 Years
Plymouth, MN	(c)	2,516	4,090	—	2,099	2,516	6,189	8,705	(70)	1988	07/29/16	6 to 30 Years
Portage, IN	(a)	4,621	8,300	—	—	4,621	8,300	12,921	(3,214)	2007	06/30/09	13 to 38 Years
Raleigh, NC	(a)	3,636	8,833	—	—	3,636	8,833	12,469	(3,428)	1988	06/10/10	9 to 27 Years
Redlands, CA	(c)	4,443	17,859	—	—	4,443	17,859	22,302	(793)	1997	09/30/15	15 to 30 Years
Rogers, MN	(c)	2,337	2,383	—	552	2,337	2,935	5,272	(66)	2006	07/29/16	6 to 30 Years
Saginaw, MI	(a)	2,538	—	—	8,358	2,538	8,358	10,896	(781)	2013	12/02/13	15 to 50 Years
Simpsonville, SC	(a)	1,862	5,453	—	—	1,862	5,453	7,315	(537)	2010	09/29/14	13 to 40 Years
South Bend, IN	(c)	4,352	9,411	—	—	4,352	9,411	13,763	(550)	1997	01/04/16	6 to 30 Years
Surprise, AZ	(a)	2,918	7,122	—	—	2,918	7,122	10,040	(305)	2008	11/10/15	13 to 40 Years
Valdosta, GA	(c)	3,038	13,801	—	—	3,038	13,801	16,839	(817)	2001	12/30/14	15 to 40 Years
Waconia, MN	(c)	249	1,464	—	—	249	1,464	1,713	(31)	1989	07/29/16	6 to 20 Years
Warner Robins, GA	(c)	2,598	8,324	—	—	2,598	8,324	10,922	(531)	2010	12/30/14	15 to 40 Years
WhiteBear Township, MN	(c)	2,773	5,476	—	107	2,773	5,583	8,356	(148)	1995	07/29/16	6 to 20 Years
Wilmington, NC	(a)	1,552	2,934	—	—	1,552	2,934	4,486	(1,198)	1997	09/30/05	15 to 30 Years
Winston-Salem, NC	(a)	1,567	2,140	—	—	1,567	2,140	3,707	(1,070)	1993	10/28/05	13 to 30 Years
Woodstock, GA	(c)	2,798	5,057	—	—	2,798	5,057	7,855	(421)	1997	12/30/14	15 to 30 Years
Yukon, OK	(b)	1,082	3,538	—	—	1,082	3,538	4,620	(518)	2007	07/17/13	8 to 33 Years

Convenience Stores
Akron, OH	(c)	424	1,139	—	—	424	1,139	1,563	(188)	1995	07/17/13	13 to 30 Years
Akron, OH	(c)	587	1,073	—	—	587	1,073	1,660	(197)	1998	07/17/13	13 to 32 Years
Akron, OH	(c)	500	2,058	—	—	500	2,058	2,558	(278)	1999	07/17/13	15 to 33 Years
Akron, OH	(c)	337	1,149	—	—	337	1,149	1,486	(160)	2001	07/17/13	15 to 35 Years
Akron, OH	(c)	595	1,031	—	—	595	1,031	1,626	(188)	1995	07/17/13	14 to 30 Years
Akron, OH	(c)	554	824	—	—	554	824	1,378	(136)	1969	07/17/13	14 to 38 Years
Akron, OH	(c)	517	1,122	—	—	517	1,122	1,639	(199)	1994	07/17/13	13 to 29 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Akron, OH	(c)	283	1,160	—	—	283	1,160	1,443	(168)	1997	07/17/13	14 to 32 Years
Akron, OH	(c)	434	1,198	—	—	434	1,198	1,632	(206)	1994	07/17/13	14 to 29 Years
Akron, OH	(c)	343	1,193	—	—	343	1,193	1,536	(183)	1991	07/17/13	15 to 31 Years
Akron, OH	(c)	513	1,251	—	—	513	1,251	1,764	(199)	1996	07/17/13	15 to 31 Years
Akron, OH	(c)	321	1,179	—	—	321	1,179	1,500	(185)	1994	07/17/13	13 to 29 Years
Akron, OH	(c)	402	1,263	—	—	402	1,263	1,665	(177)	2000	07/17/13	13 to 34 Years
Akron, OH	(c)	291	1,230	—	—	291	1,230	1,521	(215)	1950	07/17/13	12 to 25 Years
Albuquerque, NM	(c)	699	777	—	—	699	777	1,476	(241)	1994	07/17/13	9 to 35 Years
Allegan, MI	(c)	392	224	—	—	392	224	616	(15)	1965	05/19/16	17 to 30 Years
Alma, MI	(c)	235	437	—	—	235	437	672	(14)	2006	05/19/16	17 to 30 Years
Alpena, MI	(c)	392	336	—	—	392	336	728	(14)	1998	05/19/16	17 to 40 Years
Alpena, MI	(c)	471	561	—	—	471	561	1,032	(18)	1999	05/19/16	17 to 40 Years
Altavista, VA	(c)	358	1,401	—	—	358	1,401	1,759	(84)	1981	06/30/15	15 to 30 Years
Altavista, VA	(c)	467	745	—	—	467	745	1,212	(54)	1984	06/30/15	15 to 30 Years
Anniston, AL	(c)	490	210	—	—	490	210	700	(14)	1960	07/11/16	15 to 20 Years
Apopka, FL	(c)	477	389	—	—	477	389	866	(76)	1989	12/19/13	15 to 30 Years
Apopka, FL	(c)	1,357	748	—	—	1,357	748	2,105	(99)	1997	10/28/15	15 to 30 Years
Apple Valley, CA	(c)	782	662	—	—	782	662	1,444	(251)	1985	05/02/14	10 to 15 Years
Asheville, NC	(a)	278	776	—	168	278	944	1,222	(180)	2000	01/01/14	8 to 29 Years
Asheville, NC	(a)	247	497	—	87	247	584	831	(121)	1986	01/01/14	8 to 29 Years
Ashland, NH	(c)	398	157	—	—	398	157	555	(53)	1970	06/28/12	15 to 20 Years
Auburn, AL	(c)	757	1,199	—	—	757	1,199	1,956	(243)	1990	07/17/13	10 to 25 Years
Auburn, AL	(c)	2,188	945	—	85	2,188	1,030	3,218	(47)	2001	07/11/16	15 to 40 Years
Auburn, ME	(c)	371	444	—	—	371	444	815	(94)	1996	06/28/12	15 to 30 Years
Auburn, ME	(c)	287	222	—	—	287	222	509	(67)	1968	06/28/12	15 to 20 Years
Augusta, GA	(c)	400	1,540	—	—	400	1,540	1,940	(217)	1981	07/17/13	13 to 30 Years
Augusta, ME	(c)	318	322	—	—	318	322	640	(69)	1997	06/28/12	15 to 28 Years
Bangor, ME	(c)	327	141	—	—	327	141	468	(75)	1973	06/28/12	15 to 15 Years
Barberton, OH	(c)	255	1,244	—	—	255	1,244	1,499	(205)	1991	07/17/13	12 to 26 Years
Barberton, OH	(c)	884	1,885	—	—	884	1,885	2,769	(301)	1981	07/17/13	13 to 34 Years
Barberton, OH	(c)	321	1,219	—	—	321	1,219	1,540	(180)	1983	07/17/13	14 to 31 Years
Bartlett, NH	(c)	325	399	—	—	325	399	724	(85)	1998	06/28/12	15 to 32 Years
Barton, VT	(c)	307	609	—	—	307	609	916	(69)	1975	01/24/14	14 to 40 Years
Baton Rouge, LA	(c)	260	859	—	—	260	859	1,119	(159)	1976	07/17/13	7 to 25 Years
Baton Rouge, LA	(c)	330	997	—	—	330	997	1,327	(159)	1970	07/17/13	8 to 30 Years
Baton Rouge, LA	(c)	481	913	—	—	481	913	1,394	(172)	1977	07/17/13	8 to 30 Years
Beattyville, KY	(c)	278	795	—	—	278	795	1,073	(51)	1981	06/30/15	15 to 30 Years
Beaufort, SC	(c)	850	1,337	—	—	850	1,337	2,187	(228)	1997	07/17/13	12 to 34 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Bedford, OH	(c)	750	680	—	—	750	680	1,430	(148)	2000	07/17/13	15 to 33 Years
Bedford, VA	(c)	258	818	—	—	258	818	1,076	(53)	1997	06/30/15	15 to 30 Years
Belle Glade, FL	(c)	978	1,184	—	—	978	1,184	2,162	(101)	1960	10/30/14	15 to 40 Years
Belle Isle, FL	(c)	908	738	—	—	908	738	1,646	(67)	1996	10/27/15	15 to 30 Years
Belmont, NH	(c)	315	218	—	—	315	218	533	(45)	1969	01/24/14	14 to 30 Years
Belmont, NH	(c)	524	879	—	—	524	879	1,403	(144)	2002	01/24/14	14 to 30 Years
Bergman, AR	(c)	404	549	—	—	404	549	953	(9)	1996	09/30/16	14 to 40 Years
Berlin, NH	(c)	387	317	—	—	387	317	704	(97)	1991	06/28/12	15 to 22 Years
Berryville, AR	(c)	314	381	—	—	314	381	695	(6)	1996	09/30/16	14 to 40 Years
Blairs, VA	(c)	318	636	—	—	318	636	954	(42)	1987	06/30/15	15 to 30 Years
Bluffton, SC	(c)	1,531	645	—	—	1,531	645	2,176	(159)	1997	07/17/13	10 to 32 Years
Bossier City, LA	(c)	565	1,051	(21)	—	544	1,051	1,595	(192)	1987	07/17/13	9 to 25 Years
Branson, MO	(c)	605	818	—	—	605	818	1,423	(13)	1993	09/30/16	15 to 30 Years
Branson, MO	(c)	1,177	1,199	—	—	1,177	1,199	2,376	(20)	1999	09/30/16	12 to 40 Years
Brewer, ME	(c)	238	260	—	—	238	260	498	(73)	1967	06/28/12	15 to 25 Years
Brookpark, OH	(c)	623	978	—	—	623	978	1,601	(172)	1998	07/17/13	13 to 32 Years
Bucksport, ME	(c)	1,203	587	—	—	1,203	587	1,790	(105)	1995	01/24/14	14 to 40 Years
Burton, MI	(c)	336	1,323	—	—	336	1,323	1,659	(34)	1969	05/19/16	17 to 30 Years
Butler, MO	(c)	919	1,076	—	—	919	1,076	1,995	(20)	1996	09/30/16	15 to 30 Years
Cadillac, MI	(c)	370	404	—	—	370	404	774	(17)	1971	05/19/16	17 to 30 Years
Calais, ME	(c)	187	213	—	—	187	213	400	(68)	1968	06/28/12	15 to 20 Years
Campton, KY	(c)	189	735	—	—	189	735	924	(47)	1996	06/30/15	15 to 30 Years
Canton, OH	(c)	362	1,159	—	—	362	1,159	1,521	(205)	1990	07/17/13	12 to 26 Years
Canton, OH	(c)	1,037	1,557	—	—	1,037	1,557	2,594	(291)	2000	07/17/13	15 to 34 Years
Carlisle, KY	(c)	209	586	—	—	209	586	795	(40)	1989	06/30/15	15 to 30 Years
Carlisle, KY	(c)	298	874	—	—	298	874	1,172	(61)	2005	06/30/15	15 to 30 Years
Catlettsburg, KY	(a)	9,344	3,989	—	—	9,344	3,989	13,333	(4,046)	2001	07/01/05	13 to 40 Years
Cave Creek, AZ	(c)	2,711	2,201	—	—	2,711	2,201	4,912	(927)	1998	07/02/07	15 to 40 Years
Cedar Springs, MI	(c)	191	348	—	—	191	348	539	(12)	1965	05/19/16	17 to 30 Years
Charleston, SC	(c)	1,547	1,242	—	—	1,547	1,242	2,789	(312)	1987	07/17/13	7 to 20 Years
Charlotte, MI	(c)	224	157	—	—	224	157	381	(10)	1968	05/19/16	17 to 30 Years
Charlotte, NC	(c)	1,508	749	(128)	—	1,380	749	2,129	(159)	1996	07/17/13	9 to 35 Years
Charlotte, NC	(c)	1,442	789	—	—	1,442	789	2,231	(204)	1997	07/17/13	8 to 35 Years
Charlotte, NC	(c)	1,392	563	—	—	1,392	563	1,955	(245)	1991	07/17/13	6 to 32 Years
Clay City, KY	(c)	397	884	—	—	397	884	1,281	(72)	2002	06/30/15	15 to 30 Years
Cleveland, MO	(c)	701	894	—	—	701	894	1,595	(133)	1994	11/18/14	15 to 20 Years
Cleveland, OH	(c)	804	1,513	—	—	804	1,513	2,317	(237)	2002	07/17/13	13 to 35 Years
Clinton, MO	(c)	291	404	—	—	291	404	695	(7)	1960	09/30/16	15 to 30 Years
Coldwater, MI	(c)	258	135	—	—	258	135	393	(9)	1960	05/19/16	17 to 30 Years
Columbia, SC	(c)	1,061	1,073	(428)	(462)	633	611	1,244	—	1997	07/17/13	11 to 32 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Columbia, SC	(c)	1,261	985	—	—	1,261	985	2,246	(194)	1993	07/17/13	10 to 28 Years
Columbus, GA	(c)	711	943	—	—	711	943	1,654	(161)	1990	07/17/13	13 to 32 Years
Columbus, GA	(c)	574	1,039	—	—	574	1,039	1,613	(163)	1984	07/17/13	13 to 32 Years
Columbus, GA	(c)	867	2,299	—	—	867	2,299	3,166	(342)	1978	07/17/13	13 to 30 Years
Columbus, GA	(c)	1,465	2,088	—	—	1,465	2,088	3,553	(336)	1995	07/17/13	11 to 34 Years
Columbus, GA	(c)	730	1,317	—	—	730	1,317	2,047	(228)	1978	07/17/13	13 to 28 Years
Concord, NH	(c)	260	330	—	—	260	330	590	(78)	1988	06/28/12	15 to 25 Years
Connersville, IN	(c)	336	179	—	—	336	179	515	(10)	1993	05/19/16	17 to 30 Years
Coopersville, MI	(c)	998	572	—	—	998	572	1,570	(27)	1968	05/19/16	17 to 30 Years
Copley, OH	(c)	379	999	—	—	379	999	1,378	(183)	1993	07/17/13	12 to 28 Years
Cuyahoga Falls, OH	(c)	657	1,018	—	—	657	1,018	1,675	(207)	1995	07/17/13	13 to 30 Years
Cuyahoga Falls, OH	(c)	958	1,416	—	—	958	1,416	2,374	(256)	2002	07/17/13	15 to 35 Years
Cuyahoga Falls, OH	(c)	342	806	—	—	342	806	1,148	(154)	1972	07/17/13	12 to 26 Years
Cynthiana, KY	(c)	119	596	—	—	119	596	715	(37)	1985	06/30/15	15 to 30 Years
Daleville, VA	(c)	467	616	—	—	467	616	1,083	(48)	1989	06/30/15	15 to 30 Years
Danville, VA	(c)	348	477	—	—	348	477	825	(37)	1989	06/30/15	15 to 30 Years
Eaton Rapids, MI	(c)	291	448	—	—	291	448	739	(18)	1945	05/19/16	17 to 30 Years
Edmore, MI	(c)	729	774	—	—	729	774	1,503	(34)	1999	05/19/16	17 to 40 Years
El Paso, TX	(c)	1,143	1,029	—	—	1,143	1,029	2,172	(438)	2000	07/17/13	4 to 27 Years
El Paso, TX	(c)	987	558	—	—	987	558	1,545	(203)	1999	07/17/13	3 to 26 Years
El Paso, TX	(c)	1,090	1,203	—	—	1,090	1,203	2,293	(330)	1999	07/17/13	6 to 35 Years
Fairlawn, OH	(c)	616	1,064	—	—	616	1,064	1,680	(203)	1993	07/17/13	13 to 28 Years
Fallon, NV	(c)	1,262	1,321	—	—	1,262	1,321	2,583	(177)	1985	10/31/14	15 to 40 Years
Fayetteville, AR	(c)	986	897	—	—	986	897	1,883	(18)	1996	09/30/16	11 to 30 Years
Fayetteville, AR	(c)	1,760	953	—	—	1,760	953	2,713	(14)	1996	09/30/16	16 to 40 Years
Flemingsburg, KY	(c)	1,073	1,212	—	—	1,073	1,212	2,285	(96)	1997	06/30/15	15 to 30 Years
Forest, VA	(c)	248	834	—	—	248	834	1,082	(54)	1995	06/30/15	15 to 30 Years
Forsyth, MO	(c)	370	572	—	—	370	572	942	(9)	1950	09/30/16	14 to 30 Years
Fort Mill, SC	(c)	1,589	1,356	—	—	1,589	1,356	2,945	(213)	1999	07/17/13	10 to 33 Years
Fort Pierce, FL	(c)	1,064	1,659	—	—	1,064	1,659	2,723	(164)	1977	10/30/14	15 to 40 Years
Fort Pierce, FL	(c)	681	1,404	—	—	681	1,404	2,085	(125)	1989	10/30/14	15 to 40 Years
Frankfort, IN	(c)	258	202	—	—	258	202	460	(11)	1970	05/19/16	17 to 30 Years
Franklin, IN	(c)	303	213	—	—	303	213	516	(11)	1969	05/19/16	17 to 30 Years
Freeland, MI	(c)	336	437	—	—	336	437	773	(17)	1962	05/19/16	17 to 30 Years
Freeport, ME	(c)	503	343	—	—	503	343	846	(84)	1991	06/28/12	15 to 26 Years
Fremont, CA	(c)	1,905	361	—	—	1,905	361	2,266	(78)	1990	10/31/14	15 to 30 Years
Fremont, MI	(c)	269	269	—	—	269	269	538	(13)	1971	05/19/16	17 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Georgetown, KY	(c)	725	805	—	—	725	805	1,530	(62)	1989	06/30/15	15 to 30 Years
Georgetown, KY	(c)	815	934	—	—	815	934	1,749	(70)	1998	06/30/15	15 to 30 Years
Goose Creek, SC	(c)	682	1,571	—	—	682	1,571	2,253	(329)	1983	07/17/13	7 to 20 Years
Gorham, NH	(c)	723	358	—	—	723	358	1,081	(126)	1975	06/28/12	15 to 18 Years
Grand Haven, MI	(c)	661	628	—	—	661	628	1,289	(24)	1992	05/19/16	17 to 30 Years
Grand Rapids, MI	(c)	224	123	—	—	224	123	347	(7)	1957	05/19/16	17 to 30 Years
Grandtham, NH	(c)	576	394	—	—	576	394	970	(80)	1989	01/24/14	14 to 30 Years
Grayling, MI	(c)	2,052	549	—	—	2,052	549	2,601	(40)	1988	05/19/16	17 to 30 Years
Greenville, AL	(c)	1,278	490	—	—	1,278	490	1,768	(34)	1991	07/11/16	15 to 30 Years
Greenville, MI	(c)	437	628	—	194	437	822	1,259	(23)	1968	05/19/16	17 to 30 Years
Gresham, OR	(c)	879	643	—	—	879	643	1,522	(92)	1990	10/28/14	15 to 30 Years
Gretna, VA	(c)	268	798	—	—	268	798	1,066	(56)	1978	06/30/15	15 to 30 Years
Gretna, VA	(c)	159	1,083	—	—	159	1,083	1,242	(65)	1996	06/30/15	15 to 30 Years
Hampden, ME	(c)	987	424	—	—	987	424	1,411	(139)	1997	01/24/14	14 to 30 Years
Harrington, ME	(c)	331	459	—	—	331	459	790	(113)	1992	06/28/12	15 to 32 Years
Harrison, AR	(c)	2,309	2,040	—	—	2,309	2,040	4,349	(45)	1996	09/30/16	15 to 30 Years
Harrison, AR	(c)	235	202	—	—	235	202	437	(4)	1971	09/30/16	17 to 30 Years
Harrison, AR	(c)	224	717	—	—	224	717	941	(9)	1980	09/30/16	12 to 30 Years
Harrison, AR	(c)	673	471	—	—	673	471	1,144	(8)	1985	09/30/16	14 to 30 Years
Harrison, AR	(c)	392	336	—	—	392	336	728	(8)	1982	09/30/16	12 to 30 Years
Harrison, AR	(c)	594	482	—	—	594	482	1,076	(8)	1981	09/30/16	16 to 40 Years
Harrodsburg, KY	(c)	229	824	—	—	229	824	1,053	(53)	1973	06/30/15	15 to 30 Years
Hastings, MI	(c)	392	437	—	190	392	627	1,019	(22)	1964	05/19/16	17 to 30 Years
Hazard, KY	(c)	288	805	—	—	288	805	1,093	(52)	1991	06/30/15	15 to 30 Years
Hillsdale, MI	(c)	325	157	—	—	325	157	482	(10)	1968	05/19/16	17 to 30 Years
Hockessin, DE	(c)	1,921	2,477	—	—	1,921	2,477	4,398	(346)	2001	07/17/13	8 to 46 Years
Holland, MI	(c)	235	325	—	—	235	325	560	(12)	1957	05/19/16	17 to 30 Years
Honea Path, SC	(a)	1,268	1,134	—	175	1,268	1,309	2,577	(367)	1996	01/01/14	8 to 29 Years
Huntersville, NC	(c)	1,539	924	—	—	1,539	924	2,463	(266)	1996	07/17/13	8 to 35 Years
Huntington Beach, CA	(c)	2,035	155	—	—	2,035	155	2,190	(77)	1962	10/31/14	15 to 30 Years
Huntington Park, CA	(c)	1,909	891	—	—	1,909	891	2,800	(202)	1947	05/02/14	15 to 20 Years
Huntsville, AR	(c)	359	504	—	—	359	504	863	(8)	2003	09/30/16	15 to 40 Years
Hurt, VA	(c)	685	1,023	—	—	685	1,023	1,708	(80)	1973	06/30/15	15 to 30 Years

Indianapolis, IN	(c)	426	191	—	—	426	191	617	(12)	1973	05/19/16	17 to 30 Years
Indianapolis, IN	(c)	325	157	—	—	325	157	482	(9)	1945	05/19/16	17 to 30 Years
Indianapolis, IN	(c)	247	146	—	—	247	146	393	(8)	1972	05/19/16	17 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Inglewood, CA	(c)	1,053	635	—	30	1,053	665	1,718	(75)	1995	06/04/14	15 to 40 Years
Inman, SC	(a)	2,183	897	—	165	2,183	1,062	3,245	(527)	1994	05/08/13	8 to 29 Years
Irvine, KY	(c)	219	666	—	—	219	666	885	(48)	1987	06/30/15	15 to 30 Years
Ithaca, MI	(c)	538	381	—	—	538	381	919	(20)	1994	05/19/16	17 to 30 Years
Jackson, KY	(c)	417	765	—	—	417	765	1,182	(53)	1982	06/30/15	15 to 30 Years
Jackson, MI	(c)	684	1,188	—	—	684	1,188	1,872	(38)	1963	05/19/16	17 to 30 Years
Jackson, MI	(c)	908	1,132	—	—	908	1,132	2,040	(45)	1969	05/19/16	17 to 30 Years
Jackson, MI	(c)	247	179	—	—	247	179	426	(11)	1965	05/19/16	17 to 30 Years
Jacksonville, FL	(c)	2,285	1,537	—	—	2,285	1,537	3,822	(159)	2010	10/28/15	15 to 40 Years
Kansas City, MO	(c)	925	1,027	—	—	925	1,027	1,952	(108)	1996	11/18/14	15 to 30 Years
Kearney, MO	(c)	529	925	—	—	529	925	1,454	(91)	2001	11/18/14	15 to 30 Years
Keene, NH	(c)	553	289	—	—	553	289	842	(60)	1960	01/24/14	14 to 30 Years
Kent, OH	(c)	258	917	—	—	258	917	1,175	(147)	1994	07/17/13	13 to 29 Years
Kent, WA	(c)	1,450	381	—	—	1,450	381	1,831	(82)	1987	10/28/14	15 to 30 Years
Kissimmee, FL	(c)	759	1,060	—	13	759	1,073	1,832	(208)	2005	12/19/13	15 to 30 Years
Kissimmee, FL	(c)	2,115	1,602	—	—	2,115	1,602	3,717	(112)	2006	10/27/15	15 to 40 Years
Laconia, NH	(c)	411	770	—	—	411	770	1,181	(117)	1998	01/24/14	14 to 30 Years
Lagrange, GA	(c)	1,033	368	—	—	1,033	368	1,401	(22)	1972	07/11/16	15 to 20 Years
Lanett, AL	(c)	299	844	—	—	299	844	1,143	(157)	1974	07/17/13	10 to 25 Years
Lanett, AL	(c)	788	350	—	—	788	350	1,138	(22)	1975	07/11/16	15 to 20 Years
Lansing, MI	(c)	336	168	—	—	336	168	504	(13)	1978	05/19/16	17 to 30 Years
Lansing, MI	(c)	269	179	—	—	269	179	448	(10)	1965	05/19/16	17 to 30 Years
Laurens, SC	(a)	505	622	—	118	505	740	1,245	(178)	1992	01/01/14	8 to 29 Years
Lead Hill, AR	(c)	258	1,054	—	—	258	1,054	1,312	(12)	1974	09/30/16	15 to 30 Years
Lebo, KS	(c)	1,951	762	—	—	1,951	762	2,713	(144)	1976	11/18/14	15 to 20 Years
Lewiston, ME	(c)	460	341	—	—	460	341	801	(97)	1994	06/28/12	15 to 28 Years
Lincoln, AL	(c)	1,785	1,312	—	2	1,785	1,314	3,099	(50)	2001	07/11/16	15 to 40 Years
Long Beach, CA	(c)	1,049	635	—	—	1,049	635	1,684	(96)	1959	05/02/14	15 to 30 Years
Los Angeles, CA	(c)	2,178	504	—	—	2,178	504	2,682	(154)	1963	05/02/14	15 to 20 Years
Lynchburg, VA	(c)	467	1,391	—	—	467	1,391	1,858	(85)	2006	06/30/15	15 to 30 Years
Lynchburg, VA	(c)	278	699	—	—	278	699	977	(42)	1967	06/30/15	15 to 30 Years
Lynchburg, VA	(c)	517	1,142	—	—	517	1,142	1,659	(77)	2000	06/30/15	15 to 30 Years
Macon, GA	(c)	470	1,226	—	—	470	1,226	1,696	(251)	1974	07/17/13	7 to 35 Years
Macon, GA	(c)	471	1,066	—	—	471	1,066	1,537	(271)	1993	07/17/13	5 to 35 Years
Madison Heights, VA	(c)	268	417	—	—	268	417	685	(31)	1983	06/30/15	15 to 30 Years
Madison, ME	(c)	130	410	—	—	130	410	540	(89)	1988	06/28/12	15 to 25 Years
Manahawkin, NJ	(c)	3,258	1,954	—	—	3,258	1,954	5,212	(586)	2001	07/17/13	8 to 46 Years
Manchester, ME	(c)	279	285	—	—	279	285	564	(88)	1990	06/28/12	15 to 20 Years
Maple Heights, OH	(c)	747	917	—	—	747	917	1,664	(179)	1998	07/17/13	13 to 32 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Marquette, MI	(c)	404	146	—	—	404	146	550	(9)	1968	05/19/16	17 to 30 Years
Marshfield, MO	(c)	615	811	—	—	615	811	1,426	(34)	1987	03/31/16	18 to 30 Years
Martinez, GA	(c)	626	996	—	—	626	996	1,622	(412)	1985	07/17/13	3 to 35 Years
Mason, MI	(c)	258	157	—	—	258	157	415	(10)	1971	05/19/16	17 to 30 Years
McKee, KY	(c)	119	973	—	—	119	973	1,092	(55)	1983	06/30/15	15 to 30 Years
Menominee, MI	(c)	235	179	—	—	235	179	414	(10)	1966	05/19/16	17 to 30 Years
Merrillville, IN	(c)	303	247	—	—	303	247	550	(13)	1973	05/19/16	17 to 30 Years
Midland, GA	(c)	637	2,136	—	—	637	2,136	2,773	(265)	1995	07/17/13	9 to 35 Years
Midland, MI	(c)	314	135	—	—	314	135	449	(10)	1960	05/19/16	17 to 30 Years
Midland, MI	(c)	191	67	—	—	191	67	258	(6)	1962	05/19/16	17 to 30 Years
Mobile, AL	(c)	552	1,664	—	—	552	1,664	2,216	(315)	1987	07/17/13	11 to 24 Years
Mobile, AL	(c)	939	878	—	—	939	878	1,817	(217)	1988	07/17/13	13 to 25 Years
Moneta, VA	(c)	437	934	—	—	437	934	1,371	(71)	1999	06/30/15	15 to 30 Years
Monroe, LA	(c)	517	1,455	—	—	517	1,455	1,972	(316)	1986	07/17/13	6 to 28 Years
Montclair, CA	(c)	4,957	4,136	—	375	4,957	4,511	9,468	(581)	1989	10/31/14	15 to 40 Years
Montgomery, AL	(c)	648	228	—	—	648	228	876	(16)	1965	07/11/16	15 to 20 Years
Monticello, IN	(c)	235	202	—	—	235	202	437	(11)	1970	05/19/16	17 to 30 Years
Mount Pleasant, SC	(c)	1,328	1,073	—	—	1,328	1,073	2,401	(170)	1978	07/17/13	7 to 30 Years
Mountain Home, AR	(c)	224	493	—	2	224	495	719	(6)	1991	09/30/16	12 to 40 Years
Mt Sterling, KY	(c)	1,103	1,103	—	—	1,103	1,103	2,206	(90)	2000	06/30/15	15 to 30 Years
Muncie, IN	(c)	448	135	—	—	448	135	583	(12)	1983	05/19/16	17 to 30 Years
Murphy, NC	(a)	489	298	—	49	489	347	836	(94)	1965	05/08/13	8 to 19 Years
Muskegon, MI	(c)	605	650	—	—	605	650	1,255	(25)	1959	05/19/16	17 to 30 Years
Muskegon, MI	(c)	291	471	—	—	291	471	762	(18)	1964	05/19/16	17 to 30 Years
N. Augusta, SC	(c)	1,065	894	—	—	1,065	894	1,959	(146)	1999	07/17/13	12 to 33 Years
Narberth, PA	(c)	1,812	3,163	—	—	1,812	3,163	4,975	(312)	2006	07/17/13	8 to 46 Years
Neosho, MO	(c)	504	628	—	—	504	628	1,132	(10)	2002	09/30/16	14 to 40 Years
Newport, NH	(c)	519	581	—	—	519	581	1,100	(132)	1998	06/28/12	15 to 30 Years
Northfield, OH	(c)	873	1,633	—	—	873	1,633	2,506	(274)	1983	07/17/13	15 to 35 Years
Norton Shores, MI	(c)	325	291	—	—	325	291	616	(15)	1962	05/19/16	17 to 30 Years
Norton, OH	(c)	581	1,460	—	—	581	1,460	2,041	(220)	1984	07/17/13	13 to 35 Years
Oakfield, ME	(c)	273	229	—	—	273	229	502	(78)	1993	06/28/12	15 to 25 Years
Oakland, FL	(c)	1,303	1,109	—	—	1,303	1,109	2,412	(265)	2002	12/19/13	15 to 30 Years
Okeechobee, FL	(c)	468	936	—	—	468	936	1,404	(88)	1976	10/30/14	15 to 40 Years
Okeechobee, FL	(c)	808	1,191	—	—	808	1,191	1,999	(129)	1984	10/30/14	15 to 40 Years
Okeechobee, FL	(c)	386	1,764	—	—	386	1,764	2,150	(129)	1975	10/30/14	15 to 40 Years
Okeechobee, FL	(c)	558	1,024	—	—	558	1,024	1,582	(93)	1986	10/30/14	15 to 40 Years
Ontario, CA	(c)	1,307	1,307	—	—	1,307	1,307	2,614	(163)	1964	05/02/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Opelika, AL	(c)	960	1,716	—	—	960	1,716	2,676	(363)	1988	07/17/13	10 to 25 Years
Opelika, AL	(c)	400	1,321	—	—	400	1,321	1,721	(239)	1989	07/17/13	10 to 24 Years
Orlando, FL	(c)	1,167	982	—	—	1,167	982	2,149	(211)	2001	12/19/13	15 to 30 Years
Orlando, FL	(c)	1,080	798	—	—	1,080	798	1,878	(158)	2001	12/19/13	15 to 30 Years
Orlando, FL	(c)	1,303	496	—	—	1,303	496	1,799	(133)	1994	12/19/13	15 to 30 Years
Orlando, FL	(c)	973	350	—	—	973	350	1,323	(119)	1991	12/19/13	15 to 30 Years
Orlando, FL	(c)	1,128	496	—	—	1,128	496	1,624	(139)	1995	12/19/13	15 to 30 Years
Orlando, FL	(c)	1,644	1,829	—	—	1,644	1,829	3,473	(264)	2000	12/19/13	15 to 40 Years
Orlando, FL	(c)	1,255	1,333	—	—	1,255	1,333	2,588	(240)	2001	12/19/13	15 to 40 Years
Orlando, FL	(c)	1,397	1,028	—	—	1,397	1,028	2,425	(109)	1990	10/29/15	15 to 30 Years
Oviedo, FL	(c)	1,556	982	—	—	1,556	982	2,538	(240)	2002	12/19/13	15 to 30 Years
Oviedo, FL	(c)	973	798	—	—	973	798	1,771	(175)	1995	12/19/13	15 to 30 Years
Oxnard, CA	(c)	1,330	950	—	363	1,330	1,313	2,643	(165)	1966	06/27/14	15 to 30 Years
Oxnard, CA	(c)	2,284	3,620	—	—	2,284	3,620	5,904	(293)	2003	09/09/14	15 to 40 Years
Panama City, FL	(c)	630	298	—	—	630	298	928	(17)	1951	07/11/16	15 to 20 Years
Paris, KY	(c)	129	636	—	—	129	636	765	(39)	1988	06/30/15	15 to 30 Years
Paris, KY	(c)	209	576	—	—	209	576	785	(40)	1992	06/30/15	15 to 30 Years
Paris, ME	(c)	139	153	—	—	139	153	292	(55)	1954	06/28/12	15 to 17 Years
Parma, OH	(c)	437	1,166	—	—	437	1,166	1,603	(160)	2002	07/17/13	15 to 35 Years
Phenix City, AL	(c)	554	1,392	—	—	554	1,392	1,946	(228)	1999	07/17/13	13 to 33 Years
Phoenix, AZ	(c)	2,243	4,243	—	—	2,243	4,243	6,486	(1,621)	2001	07/02/07	15 to 40 Years
Phoenix, AZ	(c)	1,212	380	—	—	1,212	380	1,592	(76)	1985	03/20/15	7 to 40 Years
Pine Mountain, GA	(c)	454	1,627	—	—	454	1,627	2,081	(239)	1999	07/17/13	10 to 37 Years
Plainwell, MI	(c)	785	235	—	—	785	235	1,020	(22)	1998	05/19/16	17 to 30 Years
Pomona, CA	(c)	1,551	839	—	127	1,551	966	2,517	(143)	1967	05/02/14	15 to 30 Years
Pomona, CA	(c)	1,078	864	—	—	1,078	864	1,942	(111)	1999	06/04/14	15 to 40 Years
Port Wentworth, GA	(c)	1,627	1,131	—	—	1,627	1,131	2,758	(513)	1991	07/17/13	4 to 35 Years
Portland, OR	(c)	516	272	—	—	516	272	788	(45)	1991	10/28/14	15 to 30 Years
Prattville, AL	(c)	1,978	735	—	—	1,978	735	2,713	(36)	1995	07/11/16	15 to 30 Years
Presque Isle, ME	(c)	708	390	—	—	708	390	1,098	(107)	1995	01/24/14	14 to 30 Years
Prosser, WA	(c)	245	444	—	—	245	444	689	(56)	1985	10/28/14	15 to 30 Years
Ragland, AL	(c)	385	595	—	—	385	595	980	(15)	1986	07/11/16	15 to 30 Years
Raymond, NH	(c)	1,722	430	—	—	1,722	430	2,152	(160)	1986	01/24/14	14 to 20 Years
Reseda, CA	(c)	2,064	1,013	—	—	2,064	1,013	3,077	(132)	1997	05/02/14	15 to 40 Years
Reseda, CA	(c)	2,422	605	—	—	2,422	605	3,027	(149)	1997	05/02/14	15 to 30 Years
Ridgedale, MO	(c)	1,199	1,177	—	—	1,199	1,177	2,376	(20)	1995	09/30/16	13 to 30 Years
Roanoke, VA	(c)	238	497	—	—	238	497	735	(32)	1988	06/30/15	15 to 30 Years
Roanoke, VA	(c)	616	534	—	—	616	534	1,150	(46)	1988	06/30/15	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Roanoke, VA	(c)	397	785	—	—	397	785	1,182	(54)	1986	06/30/15	15 to 30 Years
Roanoke, VA	(c)	397	685	—	—	397	685	1,082	(49)	1997	06/30/15	15 to 30 Years
Rockland, ME	(c)	211	303	—	—	211	303	514	(67)	1984	06/28/12	15 to 28 Years
Roebuck, SC	(a)	708	818	—	152	708	970	1,678	(241)	1992	01/01/14	8 to 29 Years
Rushville, IN	(c)	179	112	—	—	179	112	291	(7)	1978	05/19/16	17 to 30 Years
Rustburg, VA	(c)	527	775	—	—	527	775	1,302	(64)	1990	06/30/15	15 to 30 Years
Saginaw, MI	(c)	1,177	594	—	—	1,177	594	1,771	(31)	1989	05/19/16	17 to 30 Years
Saginaw, MI	(c)	224	135	—	—	224	135	359	(8)	1960	05/19/16	17 to 30 Years
Saginaw, MI	(c)	359	191	—	—	359	191	550	(9)	1969	05/19/16	17 to 30 Years
St. Augustine, FL	(a)	9,556	2,543	—	—	9,556	2,543	12,099	(2,815)	2005	07/01/05	13 to 40 Years
Salem, OR	(c)	879	281	—	—	879	281	1,160	(96)	1991	10/28/14	15 to 30 Years
Salem, VA	(c)	209	576	—	—	209	576	785	(40)	1970	06/30/15	15 to 30 Years
Salem, VA	(c)	646	517	—	—	646	517	1,163	(44)	1987	06/30/15	15 to 30 Years
Salem, VA	(c)	387	1,172	—	—	387	1,172	1,559	(74)	1973	06/30/15	15 to 30 Years
San Francisco, CA	(c)	1,604	82	—	—	1,604	82	1,686	(41)	1980	10/28/14	15 to 30 Years
Sanford, ME	(c)	807	579	—	—	807	579	1,386	(122)	1997	06/28/12	15 to 28 Years
Sault Ste Marie, MI	(c)	1,760	561	—	—	1,760	561	2,321	(36)	1993	05/19/16	17 to 30 Years
Savannah, GA	(c)	1,001	847	—	—	1,001	847	1,848	(205)	1997	07/17/13	8 to 37 Years
Savannah, GA	(c)	831	869	—	—	831	869	1,700	(169)	1990	07/17/13	14 to 30 Years
Scottsdale, AZ	(c)	4,416	2,384	—	—	4,416	2,384	6,800	(1,096)	2000	07/02/07	15 to 40 Years
Scottsdale, AZ	(c)	2,765	2,196	—	—	2,765	2,196	4,961	(1,006)	1995	07/02/07	15 to 40 Years
Scottsdale, AZ	(c)	5,123	2,683	—	—	5,123	2,683	7,806	(1,563)	1991	07/02/07	15 to 40 Years
Scottsdale, AZ	(c)	3,437	2,373	—	—	3,437	2,373	5,810	(1,383)	1996	07/02/07	15 to 40 Years
Scottville, MI	(c)	235	404	—	—	235	404	639	(16)	1959	05/19/16	17 to 30 Years
Seville, OH	(c)	1,141	2,604	—	—	1,141	2,604	3,745	(389)	2003	07/17/13	15 to 36 Years
Sherman Mills, ME	(c)	259	163	—	—	259	163	422	(63)	1974	06/28/12	15 to 20 Years
Shoreline, WA	(c)	516	172	—	—	516	172	688	(27)	1955	10/28/14	15 to 30 Years
Shreveport, LA	(c)	369	1,183	—	—	369	1,183	1,552	(251)	1988	07/17/13	4 to 25 Years
South Boston, VA	(c)	378	705	—	—	378	705	1,083	(45)	1988	06/30/15	15 to 30 Years
South Boston, VA	(c)	407	834	—	—	407	834	1,241	(54)	1983	06/30/15	15 to 30 Years
South Boston, VA	(c)	894	1,232	—	—	894	1,232	2,126	(88)	1997	06/30/15	15 to 30 Years
South Boston, VA	(c)	368	517	—	—	368	517	885	(43)	1997	06/30/15	15 to 30 Years
South Portland, ME	(c)	661	194	—	—	661	194	855	(91)	1970	06/28/12	15 to 15 Years
South Portland, ME	(c)	448	593	—	—	448	593	1,041	(81)	1970	01/24/14	14 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Sparta, MI	(c)	291	650	—	—	291	650	941	(20)	1993	05/19/16	17 to 30 Years
Spiceland, IN	(a)	9,649	3,063	—	—	9,649	3,063	12,712	(3,527)	38534	07/01/05	13 to 40 Years
Spring Lake, MI	(c)	247	325	—	190	247	515	762	(16)	1964	05/19/16	17 to 30 Years
Springdale, AR	(c)	2,119	1,401	—	157	2,119	1,558	3,677	(25)	2010	09/30/16	17 to 40 Years
Springdale, SC	(c)	794	767	—	—	794	767	1,561	(134)	1999	07/17/13	13 to 33 Years
Springfield, MO	(c)	431	732	—	86	431	818	1,249	(32)	1988	03/31/16	18 to 30 Years
Springfield, MO	(c)	562	1,007	—	—	562	1,007	1,569	(40)	1989	03/31/16	18 to 30 Years
Springfield, MO	(c)	327	732	—	—	327	732	1,059	(28)	1987	03/31/16	18 to 30 Years
St Johns, MI	(c)	460	706	—	—	460	706	1,166	(27)	2011	05/19/16	17 to 30 Years
Stanton, CA	(c)	985	566	—	—	985	566	1,551	(78)	1966	10/31/14	15 to 30 Years
Stevensville, MI	(c)	482	191	—	—	482	191	673	(16)	1960	05/19/16	17 to 30 Years
Sumiton, AL	(c)	1,138	420	—	—	1,138	420	1,558	(28)	1970	07/11/16	15 to 20 Years
Summerville, SC	(a)	1,317	1,459	(151)	208	1,166	1,667	2,833	(309)	2001	05/08/13	8 to 29 Years
Swartz Creek, MI	(c)	213	460	—	—	213	460	673	(15)	1952	05/19/16	17 to 30 Years
Sylacauga, AL	(c)	560	438	—	—	560	438	998	(20)	1948	07/11/16	15 to 20 Years
Tacoma, WA	(c)	326	290	—	—	326	290	616	(46)	1987	10/28/14	15 to 30 Years
Temple City, CA	(c)	948	544	—	134	948	678	1,626	(88)	1955	05/02/14	15 to 30 Years
Three Rivers, MI	(c)	1,256	1,401	—	—	1,256	1,401	2,657	(55)	1982	05/19/16	17 to 30 Years
Traverse City, MI	(c)	482	179	—	—	482	179	661	(9)	1971	05/19/16	17 to 30 Years
Twinsburg, OH	(c)	556	1,317	—	—	556	1,317	1,873	(191)	2005	07/17/13	15 to 37 Years
Union Gap, WA	(c)	417	272	—	—	417	272	689	(48)	1983	10/28/14	15 to 30 Years
Vallejo, CA	(c)	2,923	2,904	—	—	2,923	2,904	5,827	(360)	1970	10/31/14	15 to 40 Years
Valley, AL	(c)	754	804	—	—	754	804	1,558	(165)	1974	07/17/13	9 to 25 Years
Valley, AL	(c)	280	368	—	—	280	368	648	(14)	1955	07/11/16	15 to 20 Years
Ventura, CA	(c)	2,473	909	—	169	2,473	1,078	3,551	(183)	1971	05/02/14	15 to 30 Years
Ventura, CA	(c)	2,274	641	—	—	2,274	641	2,915	(295)	1971	05/02/14	10 to 15 Years
Vista, CA	(c)	1,745	497	—	—	1,745	497	2,242	(92)	1987	10/31/14	15 to 40 Years
Waitsburg, WA	(c)	190	344	—	—	190	344	534	(45)	1980	10/28/14	15 to 30 Years
Waldoboro, ME	(c)	1,450	834	—	—	1,450	834	2,284	(157)	1996	01/24/14	14 to 40 Years
West Monroe, LA	(c)	686	981	—	—	686	981	1,667	(420)	1983	07/17/13	5 to 25 Years
West Monroe, LA	(c)	425	1,558	—	—	425	1,558	1,983	(424)	1999	07/17/13	3 to 35 Years
Willoughby, OH	(c)	477	1,167	—	—	477	1,167	1,644	(183)	1986	07/17/13	13 to 32 Years
Winchester, KY	(c)	755	775	—	—	755	775	1,530	(63)	1981	06/30/15	15 to 30 Years
Winter Park, FL	(c)	992	1,021	—	—	992	1,021	2,013	(170)	2004	12/19/13	15 to 40 Years
Wiscasset, ME	(c)	1,305	538	—	—	1,305	538	1,843	(160)	1992	01/24/14	14 to 30 Years
Woodburn, OR	(c)	942	616	—	—	942	616	1,558	(107)	1985	10/28/14	15 to 30 Years
Wyoming, MI	(c)	314	448	—	—	314	448	762	(14)	1958	05/19/16	17 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Yakima, WA	(c)	462	317	—	—	462	317	779	(46)	1989	10/28/14	15 to 30 Years
Yarmouth, ME	(c)	950	278	—	—	950	278	1,228	(78)	1990	01/24/14	14 to 40 Years
Yellville, AR	(c)	269	740	—	—	269	740	1,009	(10)	1984	09/30/16	13 to 30 Years
Zeeland, MI	(c)	213	426	—	—	213	426	639	(13)	1989	05/19/16	17 to 30 Years

Grocery
Abilene, TX	(a)	1,586	2,230	—	—	1,586	2,230	3,816	(549)	1979	03/27/13	6 to 20 Years
Alto, TX	(a)	204	464	—	—	204	464	668	(87)	1996	03/31/14	7 to 20 Years
Amarillo, TX	(c)	3,559	4,575	—	—	3,559	4,575	8,134	(1,245)	1999	05/23/05	14 to 40 Years
Amarillo, TX	(c)	1,828	1,292	—	—	1,828	1,292	3,120	(482)	1988	05/23/05	9 to 30 Years
Amarillo, TX	(c)	1,573	1,586	—	—	1,573	1,586	3,159	(589)	1989	05/23/05	9 to 30 Years
Amarillo, TX	(a)	1,574	1,389	—	—	1,574	1,389	2,963	(516)	1989	05/23/05	9 to 30 Years
Ashland, OH	(c)	2,596	8,200	—	—	2,596	8,200	10,796	(364)	2000	10/14/15	15 to 40 Years
Atascadero, CA	(c)	3,677	8,920	—	—	3,677	8,920	12,597	(641)	2000	04/06/15	15 to 30 Years
Bald Knob, AR	(a)	328	327	—	—	328	327	655	(102)	1971	03/31/14	1 to 15 Years
Bethany, MO	(c)	648	379	—	—	648	379	1,027	(319)	1974	05/31/06	15 to 20 Years
Blairsville, GA	(c)	1,652	3,102	—	—	1,652	3,102	4,754	(359)	2001	09/30/14	10 to 30 Years
Boise, ID	(b)	1,470	2,280	—	—	1,470	2,280	3,750	(430)	1982	12/17/13	4 to 20 Years
Buffalo, TX	(a)	522	987	—	—	522	987	1,509	(130)	1990	03/31/14	7 to 30 Years
Burkburnett, TX	(a)	2,030	2,706	—	—	2,030	2,706	4,736	(781)	1997	05/23/05	11 to 40 Years
Chattanooga, TN	(c)	1,817	5,281	—	—	1,817	5,281	7,098	(527)	1969	09/30/14	10 to 30 Years
Childress, TX	(c)	747	934	—	—	747	934	1,681	(290)	1997	05/23/05	7 to 40 Years
Chula Vista, CA	(c)	3,801	5,718	—	—	3,801	5,718	9,519	(405)	1986	03/20/15	15 to 30 Years
Cleveland, TX	(c)	465	2,867	—	—	465	2,867	3,332	(1,568)	1991	12/01/05	15 to 20 Years
Collierville, TN	(c)	2,217	14,205	—	8	2,217	14,213	16,430	(1,669)	2002	07/17/13	3 to 45 Years
Corrigan, TX	(c)	395	630	—	—	395	630	1,025	(399)	1971	12/01/05	15 to 20 Years
Dallas, TX	(c)	3,975	—	—	—	3,975	—	3,975	—	(f)	07/17/13	(f)
Dayton, TN	(c)	1,122	6,767	—	—	1,122	6,767	7,889	(514)	1999	09/30/14	10 to 40 Years
Diboll, TX	(c)	775	872	—	—	775	872	1,647	(566)	1974	12/01/05	15 to 20 Years
Dover, OH	(c)	2,596	8,087	—	—	2,596	8,087	10,683	(428)	1990	10/14/15	15 to 30 Years
El Cajon, CA	(c)	7,323	10,056	—	—	7,323	10,056	17,379	(751)	1997	03/16/15	15 to 30 Years
Eureka, CA	(c)	3,108	12,817	—	—	3,108	12,817	15,925	(1,380)	1960	07/17/13	3 to 40 Years
Fort Smith, AR	(a)	837	1,831	—	—	837	1,831	2,668	(289)	1994	04/30/14	3 to 20 Years
Groveton, TX	(a)	264	540	—	—	264	540	804	(79)	1996	03/31/14	7 to 30 Years
Hallettsville, TX	(c)	550	1,545	—	—	550	1,545	2,095	(214)	2004	03/31/14	10 to 30 Years
Hartsville, SC	(c)	696	5,402	—	—	696	5,402	6,098	(423)	1988	09/30/14	10 to 40 Years
Indianapolis, IN	(c)	1,640	8,063	—	—	1,640	8,063	9,703	(1,026)	1999	07/17/13	7 to 33 Years
LaGrange, GA	(b)	972	8,435	—	—	972	8,435	9,407	(1,345)	1998	07/17/13	4 to 25 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Lake Oswego, OR	(c)	4,257	5,891	—	—	4,257	5,891	10,148	(299)	1965	03/18/15	15 to 40 Years
Lancaster, CA	(b)	1,569	4,271	—	—	1,569	4,271	5,840	(561)	1983	12/17/13	5 to 30 Years
Las Cruces, NM	(b)	1,132	2,765	—	—	1,132	2,765	3,897	(375)	1983	12/17/13	5 to 30 Years
Levelland, TX	(c)	1,651	2,158	—	—	1,651	2,158	3,809	(623)	1997	05/23/05	11 to 40 Years
Lompoc, CA	(c)	2,743	8,316	—	—	2,743	8,316	11,059	(527)	1992	06/15/15	15 to 30 Years
Lorena, TX	(a)	657	751	—	—	657	751	1,408	(132)	1999	03/31/14	7 to 20 Years
Lubbock, TX	(a)	1,782	2,055	—	—	1,782	2,055	3,837	(593)	1997	05/23/05	11 to 40 Years
Lufkin, TX	(c)	1,178	352	—	—	1,178	352	1,530	(300)	1977	12/01/05	15 to 20 Years
McGregor, TX	(a)	748	795	—	—	748	795	1,543	(152)	1999	03/31/14	7 to 20 Years
Medina, OH	(c)	4,892	10,983	—	—	4,892	10,983	15,875	(616)	1990	10/14/15	15 to 30 Years
Midland, TX	(b)	1,498	3,096	—	—	1,498	3,096	4,594	(573)	1983	12/17/13	5 to 20 Years
Missoula, MT	(c)	2,510	4,714	—	—	2,510	4,714	7,224	(346)	1999	03/11/15	15 to 30 Years
Missoula, MT	(c)	3,008	5,168	—	—	3,008	5,168	8,176	(366)	2008	03/12/15	15 to 30 Years
Muleshoe, TX	(b)	471	1,770	—	—	471	1,770	2,241	(328)	1999	08/29/11	15 to 40 Years
Navasota, TX	(c)	781	1,499	—	—	781	1,499	2,280	(635)	1992	12/01/05	15 to 30 Years
Omaha, NE	(b)	2,198	3,328	—	—	2,198	3,328	5,526	(683)	1982	12/17/13	4 to 20 Years
Palmdale, CA	(c)	3,850	9,803	—	—	3,850	9,803	13,653	(569)	2005	03/23/15	15 to 40 Years
Perryton, TX	(a)	1,029	597	—	—	1,029	597	1,626	(212)	1997	05/23/05	7 to 40 Years
Plainview, TX	(c)	620	5,415	—	—	620	5,415	6,035	(1,352)	2000	08/25/05	14 to 40 Years
Port Angeles, WA	(c)	2,227	7,361	—	—	2,227	7,361	9,588	(549)	1995	02/17/15	15 to 30 Years
Rogers, AR	(a)	1,028	1,685	—	—	1,028	1,685	2,713	(257)	1994	03/31/14	6 to 20 Years
Silverdale, WA	(c)	3,302	5,948	—	—	3,302	5,948	9,250	(354)	1999	03/06/15	15 to 40 Years
Snyder, TX	(c)	2,062	2,963	—	—	2,062	2,963	5,025	(809)	1999	05/23/05	14 to 40 Years
St. Paul, MN	(a)	1,262	1,016	—	—	1,262	1,016	2,278	(118)	1980	03/31/14	15 to 30 Years
Tigard, OR	(c)	5,515	4,279	—	—	5,515	4,279	9,794	(307)	1998	04/01/15	15 to 30 Years
Timpson, TX	(c)	253	312	—	—	253	312	565	(217)	1978	12/01/05	15 to 20 Years
Vernon, TX	(a)	1,791	2,550	—	—	1,791	2,550	4,341	(736)	1997	05/23/05	11 to 40 Years
Wadsworth, OH	(c)	2,197	9,285	—	—	2,197	9,285	11,482	(453)	1985	10/14/15	15 to 30 Years
Walla Walla, WA	(c)	1,964	8,420	—	—	1,964	8,420	10,384	(466)	1972	03/02/15	15 to 40 Years
Westlake Village, CA	(c)	6,449	6,129	—	—	6,449	6,129	12,578	(407)	1998	04/20/15	15 to 30 Years
Wichita Falls, TX	(c)	—	6,259	—	—	—	6,259	6,259	(3,116)	1997	05/23/05	13 to 20 Years
Wooster, OH	(c)	3,694	8,087	—	—	3,694	8,087	11,781	(437)	1980	10/14/15	15 to 30 Years

Drug Stores / Pharmacies
Albany, GA	(c)	961	3,314	—	—	961	3,314	4,275	(342)	2008	7/17/2013	12 to 43 Years
Alliance, OH	(c)	556	1,317	—	—	556	1,317	1,873	(274)	1996	7/17/2013	3 to 31 Years
Alpharetta, GA	(b)	968	2,614	—	—	968	2,614	3,582	(300)	1998	7/17/2013	5 to 40 Years
Amarillo, TX	(c)	916	2,747	—	—	916	2,747	3,663	(275)	1994	7/17/2013	20 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Atlanta, GA	(b)	1,316	2,266	—	—	1,316	2,266	3,582	(277)	2006	7/17/2013	14 to 42 Years
Austin, MN	(c)	485	3,606	—	—	485	3,606	4,091	(369)	2004	7/17/2013	11 to 42 Years
Azle, TX	(b)	1,213	3,504	—	—	1,213	3,504	4,717	(340)	2008	7/17/2013	15 to 43 Years
Batesville, MS	(b)	421	3,932	—	—	421	3,932	4,353	(371)	2007	7/17/2013	10 to 42 Years
Brentwood, TN	(c)	2,933	2,584	—	—	2,933	2,584	5,517	(507)	2006	7/17/2013	11 to 38 Years
Bridgetown, OH	(c)	1,015	3,769	—	—	1,015	3,769	4,784	(389)	1999	7/17/2013	5 to 43 Years
Bryan, TX	(c)	1,049	5,633	—	—	1,049	5,633	6,682	(544)	2001	7/17/2013	6 to 40 Years
Buffalo, NY	(a)	681	925	—	—	681	925	1,606	(260)	1993	7/1/2005	19 to 40 Years
Canton, IL	(c)	703	4,098	—	—	703	4,098	4,801	(414)	2006	7/17/2013	12 to 43 Years
Carrolton, TX	(c)	945	1,967	—	—	945	1,967	2,912	(219)	1995	7/17/2013	1 to 39 Years
Cincinnati, OH	(b)	1,527	4,307	—	—	1,527	4,307	5,834	(442)	2000	7/17/2013	7 to 42 Years
Cleveland, OH	(c)	776	1,158	—	—	776	1,158	1,934	(185)	1998	7/17/2013	5 to 30 Years
Clinton, NY	(c)	1,050	2,090	—	—	1,050	2,090	3,140	(269)	2005	7/17/2013	11 to 42 Years
Columbia, MO	(b)	1,047	5,242	—	—	1,047	5,242	6,289	(466)	2002	7/17/2013	9 to 44 Years
Columbia, TN	(c)	842	1,864	—	—	842	1,864	2,706	(235)	1997	7/17/2013	4 to 37 Years
Columbia, TN	(c)	1,109	1,683	—	—	1,109	1,683	2,792	(220)	1997	7/17/2013	4 to 41 Years
Columbus, MS	(b)	769	3,475	—	—	769	3,475	4,244	(343)	2004	7/17/2013	11 to 41 Years
Crossville, TN	(b)	1,890	3,680	—	—	1,890	3,680	5,570	(385)	2001	7/17/2013	7 to 41 Years
Dallas, TX	(c)	735	3,328	—	—	735	3,328	4,063	(342)	1996	7/17/2013	3 to 40 Years
Defiance, OH	(c)	645	2,452	—	—	645	2,452	3,097	(315)	2005	7/17/2013	11 to 38 Years
DeSoto, TX	(b)	1,007	2,313	—	—	1,007	2,313	3,320	(280)	1997	7/17/2013	5 to 40 Years
Easton, PA	(c)	1,028	3,996	—	—	1,028	3,996	5,024	(449)	2006	7/17/2013	12 to 41 Years
Elmira, NY	(c)	1,066	4,230	—	—	1,066	4,230	5,296	(435)	2007	7/17/2013	12 to 43 Years
Enterprise, AL	(c)	1,163	1,612	—	—	1,163	1,612	2,775	(238)	2006	7/17/2013	11 to 37 Years
Evansville, IN	(b)	1,249	3,924	—	—	1,249	3,924	5,173	(409)	2007	7/17/2013	12 to 44 Years
Florence, SC	(b)	744	2,070	—	—	744	2,070	2,814	(237)	1998	7/17/2013	5 to 39 Years
Fort Worth, TX	(b)	1,601	1,894	—	—	1,601	1,894	3,495	(246)	1999	7/17/2013	6 to 39 Years
Fredericksburg, VA	(c)	1,426	2,077	—	—	1,426	2,077	3,503	(280)	2006	7/17/2013	14 to 37 Years
Fremont, OH	(c)	504	1,405	—	—	504	1,405	1,909	(218)	1998	7/17/2013	4 to 31 Years
Gainesville, FL	(c)	922	2,705	—	—	922	2,705	3,627	(295)	1998	7/17/2013	4 to 40 Years
Glassport, PA	(c)	550	2,471	—	—	550	2,471	3,021	(325)	2006	7/17/2013	11 to 37 Years
Glenville Scotia, NY	(c)	1,314	3,964	—	—	1,314	3,964	5,278	(431)	2006	7/17/2013	12 to 43 Years
Gulfport, MS	(c)	441	4,208	—	—	441	4,208	4,649	(417)	2000	7/17/2013	12 to 40 Years
Hamilton, OH	(c)	738	2,429	—	—	738	2,429	3,167	(288)	1998	7/17/2013	5 to 39 Years
Harriman, TN	(c)	1,951	3,250	—	—	1,951	3,250	5,201	(368)	2007	7/17/2013	12 to 43 Years
Houston, TX	(c)	1,079	3,582	—	—	1,079	3,582	4,661	(360)	2001	7/17/2013	6 to 40 Years
Indianapolis, IN	(b)	860	2,754	—	—	860	2,754	3,614	(328)	1998	7/17/2013	10 to 40 Years
Indianapolis, IN	(b)	733	2,882	—	—	733	2,882	3,615	(333)	1997	7/17/2013	10 to 38 Years
Jacksonville, FL	(b)	521	4,365	—	—	521	4,365	4,886	(434)	2000	7/17/2013	7 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Kansas City, MO	(c)	634	4,341	—	—	634	4,341	4,975	(442)	1997	7/17/2013	4 to 43 Years
Kansas City, MO	(c)	532	3,549	—	—	532	3,549	4,081	(398)	1998	7/17/2013	4 to 39 Years
Kansas City, MO	(c)	862	4,367	—	—	862	4,367	5,229	(441)	2000	7/17/2013	6 to 42 Years
Kansas City, MO	(c)	518	4,234	—	—	518	4,234	4,752	(429)	1999	7/17/2013	6 to 43 Years
Kissimmee, FL	(c)	1,508	2,153	—	—	1,508	2,153	3,661	(284)	1995	7/17/2013	2 to 40 Years
Knoxville, TN	(c)	2,107	3,334	—	—	2,107	3,334	5,441	(390)	2000	7/17/2013	6 to 40 Years
Lake Worth, TX	(c)	1,044	1,817	—	—	1,044	1,817	2,861	(282)	1996	7/17/2013	2 to 30 Years
LaMarque, TX	(b)	464	3,139	—	—	464	3,139	3,603	(361)	2000	7/17/2013	7 to 40 Years
Lansing, MI	(c)	196	1,487	—	—	196	1,487	1,683	(198)	1996	7/17/2013	3 to 31 Years
Lima, OH	(b)	568	3,221	—	—	568	3,221	3,789	(350)	2005	7/17/2013	12 to 43 Years
Lincoln, IL	(b)	444	3,043	—	—	444	3,043	3,487	(334)	2007	7/17/2013	11 to 43 Years
Lincolnton, NC	(c)	548	1,537	—	—	548	1,537	2,085	(202)	1998	7/17/2013	4 to 37 Years
Madeira, OH	(c)	951	3,978	—	—	951	3,978	4,929	(391)	1998	7/17/2013	5 to 44 Years
Madison, MS	(c)	745	3,323	—	—	745	3,323	4,068	(358)	2004	7/17/2013	11 to 40 Years
Maynard, MA	(c)	1,683	3,984	—	—	1,683	3,984	5,667	(383)	2004	7/17/2013	14 to 42 Years
Mechanicville, NY	(c)	654	3,120	—	—	654	3,120	3,774	(340)	1997	7/17/2013	4 to 38 Years
Memphis, TN	(c)	961	5,389	—	—	961	5,389	6,350	(510)	2002	7/17/2013	12 to 43 Years
Mobile, AL	(c)	586	4,389	—	—	586	4,389	4,975	(389)	2007	7/17/2013	13 to 44 Years
Moundsville, WV	(a)	706	1,002	—	—	706	1,002	1,708	(286)	1993	7/1/2005	19 to 40 Years
Mount Pleasant, TX	(c)	1,192	4,578	—	—	1,192	4,578	5,770	(485)	2009	7/17/2013	14 to 43 Years
Myrtle Beach, SC	(c)	828	4,024	—	—	828	4,024	4,852	(414)	2004	7/17/2013	12 to 42 Years
New Cumberland, PA	(b)	794	2,663	—	—	794	2,663	3,457	(291)	2007	7/17/2013	12 to 43 Years
Newton, IA	(b)	365	4,475	—	—	365	4,475	4,840	(428)	2001	7/17/2013	7 to 44 Years
Norwich, CT	(c)	627	4,767	—	27	627	4,794	5,421	(96)	1975	6/30/2016	4 to 30 Years
Okeechobee, FL	(c)	674	5,088	—	—	674	5,088	5,762	(661)	2001	7/17/2013	9 to 30 Years
Olivette, MO	(b)	1,816	5,917	—	—	1,816	5,917	7,733	(625)	2001	7/17/2013	11 to 42 Years
Oneida, NY	(a)	1,315	1,411	—	—	1,315	1,411	2,726	(401)	1999	7/1/2005	19 to 40 Years
Oneida, TN	(c)	1,866	3,334	—	—	1,866	3,334	5,200	(369)	2007	7/17/2013	13 to 43 Years
Onley, VA	(c)	2,530	2,296	—	—	2,530	2,296	4,826	(310)	2007	7/17/2013	12 to 43 Years
Orlando, FL	(c)	781	3,799	—	—	781	3,799	4,580	(500)	2005	7/17/2013	10 to 30 Years
Parkville, MO	(c)	1,854	2,568	—	—	1,854	2,568	4,422	(341)	2006	7/17/2013	11 to 38 Years
Philadelphia, PA	(a)	733	1,087	—	—	733	1,087	1,820	(305)	1993	7/1/2005	19 to 40 Years
Philadelphia, PA	(a)	1,613	1,880	—	—	1,613	1,880	3,493	(519)	1999	7/1/2005	19 to 40 Years
Plains, PA	(c)	1,502	2,611	—	—	1,502	2,611	4,113	(345)	2006	7/17/2013	12 to 37 Years
Portsmouth, OH	(c)	354	1,953	—	—	354	1,953	2,307	(217)	1997	7/17/2013	5 to 38 Years
Portsmouth, OH	(b)	219	2,049	—	—	219	2,049	2,268	(206)	1997	7/17/2013	4 to 38 Years
Richardson, TX	(b)	803	2,575	—	—	803	2,575	3,378	(272)	1996	7/17/2013	3 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Richland Hills, TX	(b)	997	2,951	—	—	997	2,951	3,948	(317)	1997	7/17/2013	4 to 40 Years
Richmond Hills, GA	(c)	688	4,081	—	—	688	4,081	4,769	(406)	2009	7/17/2013	13 to 44 Years
River Oaks, TX	(b)	829	2,871	—	—	829	2,871	3,700	(331)	1996	7/17/2013	3 to 40 Years
Rome, NY	(c)	1,135	3,104	—	—	1,135	3,104	4,239	(321)	2007	7/17/2013	13 to 43 Years
Saco, ME	(c)	898	1,702	—	—	898	1,702	2,600	(297)	1997	7/17/2013	3 to 29 Years
Saginaw, MI	(a)	1,064	3,906	—	—	1,064	3,906	4,970	(407)	2000	7/17/2013	7 to 41 Years
San Antonio, TX	(c)	841	3,909	—	—	841	3,909	4,750	(382)	2004	7/17/2013	14 to 40 Years
Seattle, WA	(b)	2,589	4,245	—	—	2,589	4,245	6,834	(432)	2002	7/17/2013	9 to 43 Years
Shreveport, LA	(c)	1,461	3,605	—	—	1,461	3,605	5,066	(400)	1999	7/17/2013	6 to 40 Years
Spartanburg, SC	(b)	1,196	1,671	—	—	1,196	1,671	2,867	(232)	1999	7/17/2013	5 to 34 Years
St. Augustine, FL	(c)	1,048	2,905	—	—	1,048	2,905	3,953	(317)	2008	7/17/2013	11 to 42 Years
St. Clair Shores, MI	(a)	1,169	761	—	—	1,169	761	1,930	(288)	1991	5/2/2005	15 to 30 Years
The Colony, TX	(c)	1,028	1,769	—	—	1,028	1,769	2,797	(202)	1996	7/17/2013	1 to 40 Years
Topeka, KS	(c)	912	2,681	—	—	912	2,681	3,593	(327)	1999	7/17/2013	6 to 38 Years
Tulsa, OK	(c)	741	3,179	—	—	741	3,179	3,920	(339)	1994	7/17/2013	1 to 35 Years
Uhrichsville, OH	(a)	617	2,345	—	—	617	2,345	2,962	(618)	2000	7/1/2005	19 to 40 Years
Waco, TX	(c)	858	3,455	—	—	858	3,455	4,313	(401)	1998	7/17/2013	5 to 35 Years
Wauseon, OH	(c)	1,000	2,034	—	—	1,000	2,034	3,034	(280)	2005	7/17/2013	12 to 37 Years
Waynesville, NC	(c)	1,495	2,365	—	—	1,495	2,365	3,860	(269)	2005	7/17/2013	12 to 42 Years
Wichita Falls, TX	(c)	503	2,530	—	—	503	2,530	3,033	(284)	1995	7/17/2013	2 to 40 Years
Wichita Falls, TX	(c)	528	2,022	—	—	528	2,022	2,550	(219)	1995	7/17/2013	1 to 40 Years

Medical / Other Office
Anderson, IN	(a)	411	1,673	—	—	411	1,673	2,084	(133)	1981	03/31/14	15 to 40 Years
Bath, NY	(c)	72	707	—	—	72	707	779	(45)	1970	04/30/15	15 to 30 Years
Beaumont, TX	(a)	438	1,976	—	—	438	1,976	2,414	(222)	1985	03/31/14	15 to 30 Years
Beavercreek, OH	(c)	559	1,420	—	—	559	1,420	1,979	(152)	1985	08/18/14	7 to 40 Years
Belleville, IL	(a)	140	431	—	—	140	431	571	(67)	1979	03/31/14	15 to 20 Years
Bellevue, NE	(a)	560	446	—	—	560	446	1,006	(35)	2008	08/07/15	5 to 40 Years
Binghamton, NY	(c)	328	2,214	—	—	328	2,214	2,542	(133)	1985	04/30/15	15 to 30 Years
Bonita Springs, FL	(a)	317	1,619	—	—	317	1,619	1,936	(217)	2003	08/30/12	15 to 50 Years
Bonita Springs, FL	(a)	738	4,022	—	—	738	4,022	4,760	(520)	2006	08/30/12	15 to 50 Years
Bonita Springs, FL	(a)	376	940	—	—	376	940	1,316	(147)	2006	08/30/12	15 to 50 Years
Brandon, FL	(a)	110	671	—	—	110	671	781	(63)	1999	03/31/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Brandon, MS	(a)	200	281	—	—	200	281	481	(42)	1986	03/31/14	15 to 30 Years
Bullhead City, AZ	(a)	147	489	—	—	147	489	636	(49)	1970	09/30/13	15 to 50 Years
Bullhead City, AZ	(a)	57	946	—	—	57	946	1,003	(69)	2005	04/08/14	15 to 40 Years
Camp Hill, PA	(a)	180	581	—	—	180	581	761	(62)	1991	03/31/14	15 to 30 Years
Camp Hill, PA	(a)	140	641	—	—	140	641	781	(66)	1990	03/31/14	15 to 30 Years
Cape Coral, FL	(a)	545	1,716	—	—	545	1,716	2,261	(273)	2011	08/30/12	15 to 50 Years
Cherry Hill, NJ	(c)	4,078	6,076	—	—	4,078	6,076	10,154	(29)	1998	11/23/16	13 to 30 Years
Chicago, IL	(a)	186	1,780	—	—	186	1,780	1,966	(115)	2007	09/30/13	50 to 50 Years
Clarksville, TN	(a)	281	531	—	—	281	531	812	(56)	1997	03/31/14	15 to 30 Years
Clarksville, TN	(a)	978	2,718	—	—	978	2,718	3,696	(177)	2011	12/04/14	15 to 40 Years
Clayton, GA	(a)	70	311	—	—	70	311	381	(36)	1963	03/31/14	15 to 30 Years
Columbia, MO	(a)	1,012	7,054	—	—	1,012	7,054	8,066	(531)	2004	03/31/14	15 to 40 Years
Columbia, SC	(b)	3,378	35,153	—	—	3,378	35,153	38,531	(2,780)	2003	12/31/13	15 to 40 Years
Columbus, GA	(a)	190	531	—	—	190	531	721	(65)	1993	03/31/14	15 to 30 Years
Corning, NY	(c)	123	1,261	—	—	123	1,261	1,384	(78)	1999	04/30/15	15 to 30 Years
Crystal Lake, IL	(a)	200	631	—	—	200	631	831	(71)	2001	03/31/14	15 to 30 Years
Dallas, TX	(a)	1,633	21,835	—	2,019	1,633	23,854	25,487	(5,087)	2005	08/29/05	15 to 50 Years
Dallas, TX	(a)	1,915	9,150	—	—	1,915	9,150	11,065	(1,393)	2006	03/28/13	11 to 50 Years
Debary, FL	(a)	100	641	—	—	100	641	741	(66)	1989	03/31/14	15 to 30 Years
Defiance, OH	(a)	130	491	—	—	130	491	621	(56)	1959	03/31/14	15 to 30 Years
Devine, TX	(a)	240	481	—	—	240	481	721	(61)	2002	03/31/14	15 to 30 Years
Dothan, AL	(c)	695	1,707	—	—	695	1,707	2,402	—	2012	12/21/16	1 to 40 Years
Dunwoody, GA	(c)	1,061	4,556	—	22	1,061	4,578	5,639	(37)	1988	10/27/16	2 to 40 Years
East Alton, IL	(a)	170	80	—	—	170	80	250	(20)	1960	03/31/14	15 to 20 Years
Eastman, GA	(a)	130	551	—	—	130	551	681	(65)	1988	03/31/14	15 to 30 Years
El Paso, TX	(a)	890	3,555	—	—	890	3,555	4,445	(55)	2015	06/20/16	11 to 50 Years
Elizabethton, TN	(c)	482	1,139	—	—	482	1,139	1,621	(138)	2008	08/18/14	6 to 30 Years
Elkhart, IN	(a)	90	341	—	—	90	341	431	(35)	1969	03/31/14	15 to 30 Years
Elmira, NY	(c)	185	3,902	—	—	185	3,902	4,087	(230)	1985	04/30/15	15 to 30 Years
Endicott, NY	(c)	92	348	—	—	92	348	440	(27)	2001	04/30/15	15 to 30 Years
Evansville, IN	(a)	130	391	—	—	130	391	521	(45)	1986	03/31/14	15 to 30 Years
Fairlea, WV	(c)	298	1,280	—	—	298	1,280	1,578	(138)	2009	08/18/14	10 to 40 Years
Franklin, TX	(c)	159	1,124	—	29	159	1,153	1,312	(110)	2012	08/18/14	4 to 40 Years
Ft. Myers, FL	(a)	903	6,445	—	—	903	6,445	7,348	(799)	1989	08/30/12	15 to 50 Years
Ft. Wayne, IN	(a)	150	1,022	—	—	150	1,022	1,172	(81)	1965	03/31/14	15 to 40 Years
Gahanna, OH	(a)	411	982	—	—	411	982	1,393	(112)	1998	03/31/14	15 to 40 Years
Gainesville, FL	(a)	180	711	—	—	180	711	891	(69)	1941	03/31/14	15 to 30 Years
Garland, TX	(c)	1,256	4,516	—	—	1,256	4,516	5,772	(87)	2016	03/30/16	50 to 50 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Germantown, TN	(a)	91	171	—	—	91	171	262	(14)	1984	04/08/14	15 to 40 Years
Glendale, AZ	(a)	371	491	—	—	371	491	862	(52)	1988	03/31/14	15 to 30 Years
Grayson, KY	(c)	658	3,171	—	—	658	3,171	3,829	(279)	2013	08/18/14	9 to 40 Years
Harlingen, TX	(c)	1,734	520	—	—	1,734	520	2,254	—	2016	12/01/16	20 to 40 Years
Hartsville, SC	(a)	90	180	—	—	90	180	270	(18)	1973	03/31/14	15 to 40 Years
Jacksonville, FL	(a)	57	365	—	—	57	365	422	(36)	1986	04/08/14	15 to 30 Years
Jacksonville, FL	(c)	815	1,606	—	—	815	1,606	2,421	(169)	1977	08/18/14	6 to 30 Years
Kennewick, WA	(c)	353	4,248	—	—	353	4,248	4,601	(104)	2011	03/31/16	13 to 40 Years
Largo, FL	(a)	150	311	—	—	150	311	461	(32)	1962	03/31/14	15 to 30 Years
Las Cruces, NM	(c)	808	6,045	—	—	808	6,045	6,853	(702)	2008	07/17/13	4 to 52 Years
Las Vegas, NV	(a)	430	3,589	—	—	430	3,589	4,019	(265)	2002	09/30/13	15 to 50 Years
Lewisville, TX	(a)	1,766	8,087	—	—	1,766	8,087	9,853	(669)	2002	03/31/14	8 to 40 Years
Lincoln, NE	(a)	711	825	—	—	711	825	1,536	(52)	2010	08/07/15	8 to 40 Years
Litchfield, IL	(a)	210	311	—	—	210	311	521	(54)	1962	03/31/14	15 to 20 Years
Litchfield, IL	(a)	110	120	—	—	110	120	230	(18)	1962	03/31/14	15 to 20 Years
Livingston, TX	(c)	1,505	7,616	—	32	1,505	7,648	9,153	(164)	2014	03/30/16	40 to 40 Years
Logansport, IN	(a)	30	421	—	—	30	421	451	(40)	1920	03/31/14	15 to 30 Years
Longview, TX	(a)	200	601	—	—	200	601	801	(72)	2003	03/31/14	15 to 30 Years
Marion, IN	(a)	140	321	—	—	140	321	461	(42)	1988	03/31/14	15 to 30 Years
Marion, IN	(a)	130	421	—	—	130	421	551	(51)	1974	03/31/14	15 to 30 Years
Maryville, IL	(a)	301	401	—	—	301	401	702	(51)	1995	03/31/14	15 to 30 Years
Mechanicsburg, PA	(a)	230	1,032	152	—	382	1,032	1,414	(107)	1990	03/31/14	15 to 30 Years
Melbourne, FL	(a)	321	651	—	—	321	651	972	(65)	1987	03/31/14	15 to 30 Years
Memphis, TN	(a)	91	490	—	—	91	490	581	(49)	1987	04/08/14	15 to 30 Years
Mesa, AZ	(a)	372	1,398	—	—	372	1,398	1,770	(110)	2003	09/30/13	15 to 50 Years
Middleburg, FL	(c)	521	2,589	—	65	521	2,654	3,175	(277)	1988	08/18/14	7 to 30 Years
Midland, TX	(a)	3,074	2,033	—	—	3,074	2,033	5,107	(42)	2015	06/20/16	11 to 50 Years
Monroe, GA	(a)	110	631	—	—	110	631	741	(69)	2001	03/31/14	15 to 30 Years
Monroe, MI	(c)	728	3,440	—	—	728	3,440	4,168	(404)	2002	08/18/14	9 to 30 Years
Naples, FL	(a)	1,351	5,368	—	—	1,351	5,368	6,719	(663)	2002	08/30/12	15 to 50 Years
Naples, FL	(a)	1,829	4,522	—	—	1,829	4,522	6,351	(668)	1978	08/30/12	15 to 40 Years
Naples, FL	(a)	1,057	3,845	—	—	1,057	3,845	4,902	(489)	2012	10/31/12	15 to 50 Years
New Port Richey, FL	(a)	274	1,162	—	—	274	1,162	1,436	(117)	2004	04/08/14	15 to 30 Years
New Port Richey, FL	(a)	456	1,151	—	—	456	1,151	1,607	(131)	2004	04/08/14	15 to 30 Years
North Myrtle Beach, SC	(a)	581	601	—	—	581	601	1,182	(84)	2004	03/31/14	15 to 30 Years
Ocala, FL	(a)	23	547	—	—	23	547	570	(50)	1984	04/08/14	30 to 30 Years
Oelwein, IA	(c)	226	681	—	—	226	681	907	(82)	1995	08/18/14	5 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Ogden, UT	(c)	597	2,331	—	—	597	2,331	2,928	(265)	1985	08/18/14	7 to 30 Years
Okeechobee, FL	(a)	190	521	—	—	190	521	711	(53)	1990	03/31/14	15 to 30 Years
Orange, TX	(a)	389	2,090	—	—	389	2,090	2,479	(36)	2015	06/20/16	10 to 50 Years
Orlando, FL	(a)	291	230	—	—	291	230	521	(27)	1979	03/31/14	15 to 30 Years
Osceola, IN	(a)	291	671	—	—	291	671	962	(79)	1996	03/31/14	15 to 40 Years
Oxford, MS	(a)	1,416	4,451	—	—	1,416	4,451	5,867	(363)	2001	05/15/14	15 to 40 Years
Pataskala, OH	(a)	261	782	—	—	261	782	1,043	(68)	1995	03/31/14	15 to 40 Years
Phoenix, AZ	(a)	352	2,435	—	—	352	2,435	2,787	(171)	1973	09/30/13	15 to 50 Years
Port Arthur, TX	(a)	468	2,057	—	—	468	2,057	2,525	(230)	1997	03/31/14	15 to 30 Years
Raytown, MO	(a)	80	631	—	—	80	631	711	(67)	1989	03/31/14	15 to 30 Years
Rio Rancho, NM	(a)	301	461	—	—	301	461	762	(55)	1992	03/31/14	15 to 30 Years
Rogers, AR	(a)	2,014	2,313	—	—	2,014	2,313	4,327	(354)	1988	11/14/13	13 to 30 Years
Round Rock, TX	(c)	271	728	—	—	271	728	999	(62)	1985	08/18/14	8 to 40 Years
Sandy Springs, GA	(a)	455	1,147	—	—	455	1,147	1,602	(165)	1963	04/17/14	14 to 20 Years
Schertz, TX	(a)	2,596	9,944	—	—	2,596	9,944	12,540	(770)	2013	05/16/14	13 to 40 Years
Sherman, TX	(a)	1,249	4,713	—	—	1,249	4,713	5,962	(217)	2013	06/30/15	15 to 40 Years
South Bend, IN	(a)	341	321	—	—	341	321	662	(57)	1955	03/31/14	15 to 20 Years
Spartanburg, SC	(a)	150	401	—	—	150	401	551	(44)	1992	03/31/14	15 to 30 Years
Springfield, IL	(a)	451	1,162	—	—	451	1,162	1,613	(132)	1992	03/31/14	15 to 30 Years
Springfield, MO	(a)	561	631	—	—	561	631	1,192	(76)	1996	03/31/14	15 to 30 Years
Springfield, MO	(c)	2,025	3,911	—	—	2,025	3,911	5,936	(459)	1990	09/23/14	7 to 30 Years
St. John, MO	(c)	1,733	3,095	91	365	1,824	3,460	5,284	(600)	1996	07/17/13	1 to 43 Years
Steubenville, OH	(c)	363	3,726	—	—	363	3,726	4,089	(264)	2009	08/18/14	14 to 40 Years
Tyler, TX	(a)	1,526	2,374	—	—	1,526	2,374	3,900	(41)	2015	06/20/16	11 to 50 Years
Vernon Hills, IL	(a)	992	5,020	—	—	992	5,020	6,012	(515)	1991	03/31/14	15 to 30 Years
Vero Beach, FL	(a)	220	731	—	—	220	731	951	(74)	1974	03/31/14	15 to 30 Years
Vicksburg, MS	(a)	150	351	—	—	150	351	501	(45)	1984	03/31/14	15 to 30 Years
Waco, TX	(a)	232	1,510	—	—	232	1,510	1,742	(106)	1992	06/20/14	15 to 40 Years
Warren, IN	(c)	220	278	—	—	220	278	498	(55)	2007	08/18/14	4 to 20 Years
Watkins Glen, NY	(c)	113	318	—	—	113	318	431	(27)	2002	04/30/15	15 to 30 Years
Waynesboro, PA	(a)	100	601	—	—	100	601	701	(49)	1957	03/31/14	15 to 40 Years
Westfield, IN	(a)	362	751	—	—	362	751	1,113	(77)	1992	03/31/14	15 to 40 Years
Wharton, TX	(c)	192	1,090	—	—	192	1,090	1,282	(96)	2009	08/18/14	15 to 40 Years
Wittenberg, WI	(a)	41	210	—	—	41	210	251	(21)	1982	03/31/14	15 to 30 Years
Wylie, TX	(a)	210	912	—	—	210	912	1,122	(96)	1986	03/31/14	15 to 30 Years
York, PA	(a)	100	481	—	—	100	481	581	(50)	1984	03/31/14	15 to 30 Years

Sporting Goods

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Amherst, NY	(b)	1,868	7,503	(1,069)	(4,385)	799	3,118	3,917	(736)	1993	07/17/13	2 to 40 Years
Ankeny, IA	(b)	3,913	3,671	—	—	3,913	3,671	7,584	(730)	2003	10/15/12	15 to 30 Years
Bend, OR	(a)	1,516	4,850	—	—	1,516	4,850	6,366	(484)	2000	08/15/13	10 to 50 Years
Biloxi, MS	(c)	3,274	627	—	—	3,274	627	3,901	—	2016	12/22/16	16 to 16 Years
Colorado Springs, CO	(c)	2,568	4,842	—	—	2,568	4,842	7,410	(73)	2005	08/31/16	10 to 40 Years
Greenville, TX	(a)	2,229	5,181	—	—	2,229	5,181	7,410	(19)	2016	12/07/16	14 to 40 Years
Houston, TX	(c)	2,060	1,248	—	—	2,060	1,248	3,308	(47)	1995	07/17/13	40 to 40 Years
Katy, TX	(c)	13,144	96,194	—	—	13,144	96,194	109,338	(11,000)	1976	07/17/13	8 to 34 Years
Kenosha, WI	(a)	3,421	7,407	—	—	3,421	7,407	10,828	(2,431)	2004	07/01/05	14 to 40 Years
Loveland, CO	(b)	2,329	4,750	—	—	2,329	4,750	7,079	(800)	2001	10/15/12	15 to 30 Years
Lufkin, TX	(b)	1,922	2,735	—	—	1,922	2,735	4,657	(481)	2003	07/17/13	9 to 30 Years
Macon, GA	(c)	1,921	4,890	—	—	1,921	4,890	6,811	(795)	2005	07/17/13	10 to 30 Years
Mesa, AZ	(b)	2,040	5,696	—	—	2,040	5,696	7,736	(963)	2005	10/15/12	15 to 30 Years
Midvale, UT	(b)	2,931	4,844	—	—	2,931	4,844	7,775	(842)	2002	10/15/12	15 to 30 Years
Monticello, MN	(c)	3,873	768	—	—	3,873	768	4,641	—	2016	12/29/16	15 to 30 Years
N. Richland Hills, TX	(c)	1,950	5,451	—	—	1,950	5,451	7,401	(106)	1996	07/17/13	30 to 30 Years
New Hartford, NY	(a)	2,168	4,851	—	—	2,168	4,851	7,019	(2,016)	2004	07/01/05	14 to 40 Years
Newnan, GA	(c)	2,938	4,472	—	318	2,938	4,790	7,728	(320)	2014	07/03/14	15 to 40 Years
Opelika, AL	(b)	2,117	5,737	—	—	2,117	5,737	7,854	(681)	2012	06/14/13	14 to 40 Years
Phoenix, AZ	(b)	2,098	5,338	—	—	2,098	5,338	7,436	(920)	2003	10/15/12	15 to 30 Years
Pocatello, ID	(b)	3,682	10,658	—	—	3,682	10,658	14,340	(1,659)	2006	07/17/13	5 to 38 Years
Saukville, WI	(a)	2,061	4,794	—	—	2,061	4,794	6,855	(476)	2014	09/30/14	15 to 40 Years
Soldotna, AK	(a)	1,177	2,245	—	—	1,177	2,245	3,422	(181)	1983	05/22/14	15 to 40 Years
Thornton, CO	(b)	2,836	5,069	—	—	2,836	5,069	7,905	(948)	2003	10/15/12	15 to 30 Years
Tulsa, OK	(c)	4,569	87	—	—	4,569	87	4,656	—	2016	12/15/16	11 to 40 Years
Tuscaloosa, AL	(b)	3,321	4,053	—	—	3,321	4,053	7,374	(401)	2013	09/30/13	14 to 50 Years
Valdosta, GA	(b)	2,930	5,012	—	—	2,930	5,012	7,942	(644)	2012	06/14/13	14 to 40 Years
Waite Park, MN	(c)	4,919	25,384	—	54	4,919	25,438	30,357	(683)	1979	06/09/16	4 to 40 Years
Wentzville, MO	(c)	2,040	5,133	—	1,264	2,040	6,397	8,437	(161)	2015	03/27/15	39 to 40 Years
Williston, ND	(c)	2,190	4,132	—	—	2,190	4,132	6,322	(167)	2015	08/24/15	15 to 50 Years

Health and Fitness
Albuquerque, NM	(c)	1,915	3,724	—	—	1,915	3,724	5,639	(243)	1995	04/23/15	15 to 30 Years
Albuquerque, NM	(c)	2,391	4,008	—	—	2,391	4,008	6,399	(270)	2001	04/23/15	15 to 30 Years
Albuquerque, NM	(c)	4,732	6,845	—	—	4,732	6,845	11,577	(394)	1972	04/23/15	15 to 40 Years
Aurora, CO	(c)	1,452	4,413	—	—	1,452	4,413	5,865	(562)	1995	07/17/13	11 to 30 Years
Aurora, IL	(a)	668	2,615	—	23	668	2,638	3,306	(12)	2006	11/29/16	9 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Boise, ID	(c)	1,335	4,982	—	—	1,335	4,982	6,317	—	2001	12/28/16	8 to 30 Years
Boise, ID	(c)	823	3,178	—	—	823	3,178	4,001	—	2003	12/28/16	10 to 40 Years
Brooklyn Park, MN	(c)	3,176	7,771	—	—	3,176	7,771	10,947	(1,086)	2008	07/17/13	10 to 35 Years
Burnsville, MN	(a)	1,461	1,597	—	22	1,461	1,619	3,080	(83)	1978	04/15/16	8 to 20 Years
Chandler, AZ	(a)	1,028	5,318	—	—	1,028	5,318	6,346	(561)	2002	07/17/13	8 to 40 Years
Chandler, AZ	(a)	1,326	2,665	—	—	1,326	2,665	3,991	(32)	2007	09/30/16	13 to 30 Years
Chicago, IL	(a)	1,009	2,965	—	—	1,009	2,965	3,974	(300)	2007	12/09/13	14 to 40 Years
Clifton, CO	(a)	1,280	6,975	—	—	1,280	6,975	8,255	(385)	1983	06/30/15	15 to 30 Years
Clinton Township, MI	(a)	5,430	7,254	(2,799)	(1,160)	2,631	6,094	8,725	(752)	1999	01/09/07	15 to 30 Years
Eagle, ID	(c)	1,428	5,591	—	—	1,428	5,591	7,019	—	1999	12/28/16	15 to 30 Years
Farmington, NM	(c)	2,242	6,696	—	—	2,242	6,696	8,938	(341)	1999	04/23/15	15 to 40 Years
Glendale, AZ	(a)	1,402	2,879	—	—	1,402	2,879	4,281	(34)	2008	09/30/16	13 to 30 Years
Grand Junction, CO	(a)	1,825	10,478	—	—	1,825	10,478	12,303	(351)	2007	11/05/15	15 to 40 Years
Greenwood, IN	(b)	1,973	9,764	—	—	1,973	9,764	11,737	(1,006)	2007	07/17/13	10 to 42 Years
Keizer, OR	(a)	1,208	4,089	—	—	1,208	4,089	5,297	(1,230)	1988	12/01/05	15 to 40 Years
Lancaster, CA	(c)	6,982	9,255	—	—	6,982	9,255	16,237	(699)	1987	05/07/15	9 to 30 Years
League City, TX	(b)	2,514	6,767	—	—	2,514	6,767	9,281	(772)	2008	07/17/13	10 to 42 Years
Louisville, KY	(c)	2,205	3,551	—	—	2,205	3,551	5,756	(279)	1995	11/02/15	9 to 20 Years
Manteca, CA	(c)	796	2,062	—	—	796	2,062	2,858	(106)	2001	09/04/15	15 to 30 Years
Matteson, IL	(c)	4,587	6,328	—	—	4,587	6,328	10,915	(896)	2007	07/17/13	10 to 34 Years
Meridian, ID	(c)	840	2,950	—	—	840	2,950	3,790	—	1993	12/28/16	8 to 30 Years
Mesquite, TX	(c)	601	1,770	—	—	601	1,770	2,371	(95)	1986	01/15/16	8 to 30 Years
Modesto, CA	(c)	2,350	5,923	—	—	2,350	5,923	8,273	(581)	1964	12/05/14	10 to 30 Years
Naperville, IL	(b)	5,015	6,946	—	—	5,015	6,946	11,961	(887)	2007	07/17/13	9 to 38 Years
O' Fallon, MO	(c)	1,669	6,054	—	—	1,669	6,054	7,723	(769)	2007	07/17/13	9 to 34 Years
O'Fallon, IL	(c)	2,243	5,002	—	—	2,243	5,002	7,245	(682)	2005	07/17/13	6 to 37 Years
Olathe, KS	(c)	1,816	5,526	—	—	1,816	5,526	7,342	(671)	2007	07/17/13	12 to 39 Years
Pawtucket, RI	(a)	946	3,093	—	26	946	3,119	4,065	(84)	1980	06/28/16	4 to 30 Years
Phoenix, AZ	(c)	642	2,245	—	—	642	2,245	2,887	(201)	1988	09/30/14	14 to 30 Years
Rio Rancho, NM	(c)	1,448	2,172	—	—	1,448	2,172	3,620	(152)	1997	04/23/15	15 to 30 Years
Sacramento, CA	(c)	1,236	2,883	—	—	1,236	2,883	4,119	(207)	1990	09/29/15	15 to 20 Years
Saint Cloud, MN	(a)	912	1,427	—	—	912	1,427	2,339	(180)	1989	12/16/14	15 to 20 Years
Salem, OR	(a)	941	2,620	1,018	5,042	1,959	7,662	9,621	(2,233)	1996	12/01/05	15 to 40 Years
Salem, OR	(a)	1,509	5,635	—	—	1,509	5,635	7,144	(1,685)	2001	12/01/05	15 to 40 Years
Salem, OR	(a)	1,214	4,911	—	—	1,214	4,911	6,125	(1,493)	1980	12/01/05	15 to 40 Years
Salem, OR	(a)	1,589	3,834	—	—	1,589	3,834	5,423	(1,555)	1977	12/01/05	15 to 30 Years
Sartell, MN	(a)	3,092	3,765	—	—	3,092	3,765	6,857	(464)	2001	12/16/14	15 to 30 Years
Southaven, MS	(c)	1,187	1,817	—	—	1,187	1,817	3,004	(168)	2014	09/17/14	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

St. Peters, MO	(c)	1,814	5,810	—	—	1,814	5,810	7,624	(828)	2007	07/17/13	9 to 34 Years
Taylorsville, UT	(c)	1,496	3,593	—	—	1,496	3,593	5,089	(227)	1988	11/20/15	12 to 20 Years
West Chester, OH	(b)	606	9,832	—	—	606	9,832	10,438	(891)	2009	07/17/13	7 to 43 Years

Automotive Parts and Service
Acworth, GA	(a)	823	976	—	—	823	976	1,799	(93)	1999	03/28/14	15 to 40 Years
Alabaster, AL	(a)	631	1,010	—	—	631	1,010	1,641	(238)	1995	12/22/06	40 to 40 Years
Albany, GA	(a)	242	572	—	—	242	572	814	(170)	1982	09/07/07	15 to 40 Years
Albany, GA	(a)	281	575	—	—	281	575	856	(246)	1997	09/07/07	15 to 30 Years
Albuquerque, NM	(a)	885	2,998	—	—	885	2,998	3,883	(350)	1990	07/17/13	7 to 35 Years
Alton, IL	(c)	346	553	—	—	346	553	899	(13)	1997	07/22/16	7 to 30 Years
Ann Arbor, MI	(a)	684	413	—	—	684	413	1,097	(67)	1989	06/23/14	15 to 20 Years
Arlington Heights, IL	(a)	1,530	5,354	—	—	1,530	5,354	6,884	(620)	1995	07/17/13	9 to 36 Years
Ashland, KY	(a)	613	1,284	—	—	613	1,284	1,897	(150)	2006	07/17/13	8 to 48 Years
Atlanta, GA	(a)	1,830	363	—	—	1,830	363	2,193	(111)	1998	07/17/13	5 to 24 Years
Atmore, AL	(c)	417	444	—	—	417	444	861	(12)	1995	07/22/16	7 to 30 Years
Auburn Hills, MI	(c)	3,542	6,597	169	—	3,711	6,597	10,308	(1,332)	1995	07/17/13	8 to 38 Years
Auburn, AL	(a)	354	1,182	30	78	384	1,260	1,644	(412)	1987	12/22/06	15 to 30 Years
Auburn, AL	(a)	676	647	—	—	676	647	1,323	(293)	1995	09/07/07	15 to 30 Years
Augusta, GA	(c)	482	750	—	—	482	750	1,232	(14)	1998	07/22/16	7 to 40 Years
Battle Creek, MI	(a)	211	419	—	—	211	419	630	(64)	1981	06/23/14	15 to 20 Years
Battle Creek, MI	(a)	302	262	—	—	302	262	564	(44)	1987	06/23/14	15 to 20 Years
Battle Creek, MI	(a)	594	262	—	—	594	262	856	(76)	1998	06/23/14	15 to 20 Years
Bessemer, AL	(a)	358	1,197	—	—	358	1,197	1,555	(282)	1988	12/22/06	40 to 40 Years
Birmingham, AL	(a)	417	1,237	—	—	417	1,237	1,654	(291)	1970	12/22/06	40 to 40 Years
Birmingham, AL	(a)	300	839	—	—	300	839	1,139	(158)	1998	12/22/06	50 to 50 Years
Birmingham, AL	(a)	607	1,379	—	—	607	1,379	1,986	(325)	1988	12/22/06	40 to 40 Years
Birmingham, AL	(a)	343	901	—	—	343	901	1,244	(212)	1989	12/22/06	40 to 40 Years
Birmingham, AL	(a)	334	1,119	—	—	334	1,119	1,453	(263)	1989	12/22/06	40 to 40 Years
Birmingham, AL	(a)	372	1,073	—	—	372	1,073	1,445	(337)	1965	12/22/06	30 to 30 Years
Birmingham, AL	(a)	339	858	—	—	339	858	1,197	(202)	1990	12/22/06	40 to 40 Years
Blakeley, GA	(c)	169	887	—	—	169	887	1,056	(12)	1995	07/22/16	7 to 50 Years
Bloomfield, MI	(a)	554	332	—	—	554	332	886	(58)	1987	06/23/14	15 to 20 Years
Bonita Springs, FL	(a)	582	312	—	101	582	413	995	(99)	1990	03/19/13	10 to 30 Years
Bradenton, FL	(a)	594	493	—	222	594	715	1,309	(178)	1988	03/19/13	10 to 30 Years
Burlington, IA	(c)	467	737	—	—	467	737	1,204	(12)	1989	07/22/16	7 to 40 Years
Camilla, GA	(c)	419	412	—	—	419	412	831	(10)	1995	07/22/16	7 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Castle Shannon, PA	(c)	620	732	—	—	620	732	1,352	(16)	1998	07/22/16	7 to 30 Years
Charlotte, NC	(a)	403	1,146	—	—	403	1,146	1,549	(151)	2008	07/17/13	12 to 43 Years
Chesterfield Twshp, MI	(a)	181	302	—	—	181	302	483	(51)	1990	06/23/14	15 to 20 Years
Clarksville, IN	(a)	1,055	1,758	—	—	1,055	1,758	2,813	(289)	1993	07/17/13	8 to 30 Years
Clarksville, TN	(a)	658	1,243	—	—	658	1,243	1,901	(143)	2000	03/31/14	14 to 30 Years
Clawson, MI	(a)	262	242	—	—	262	242	504	(40)	1984	06/23/14	15 to 20 Years
Clayton, NC	(a)	684	1,254	—	—	684	1,254	1,938	(147)	2001	03/31/14	7 to 30 Years
Clearwater, FL	(a)	463	443	—	131	463	574	1,037	(125)	1989	03/19/13	10 to 30 Years
Clinton Township, MI	(a)	141	282	—	—	141	282	423	(45)	1987	06/23/14	15 to 20 Years
Clinton, MS	(c)	569	693	—	—	569	693	1,262	(15)	1998	07/22/16	7 to 30 Years
College Park, GA	(c)	386	506	—	—	386	506	892	(13)	1998	07/22/16	7 to 30 Years
Colorado Springs, CO	(a)	1,335	1,587	—	—	1,335	1,587	2,922	(368)	1994	07/17/13	7 to 26 Years
Columbia Heights, MN	(c)	510	1,314	—	—	510	1,314	1,824	(144)	2006	07/17/13	7 to 43 Years
Columbus, GA	(c)	628	769	—	—	628	769	1,397	(15)	1998	07/22/16	7 to 40 Years
Conroe, TX	(c)	2,056	2,306	—	—	2,056	2,306	4,362	—	2016	12/28/16	14 to 50 Years
Covington, LA	(c)	507	426	—	—	507	426	933	(11)	1998	07/22/16	7 to 30 Years
Crestview, FL	(a)	544	743	—	—	544	743	1,287	(278)	1975	09/07/07	15 to 30 Years
Dacula, GA	(a)	1,067	976	—	—	1,067	976	2,043	(95)	2000	03/28/14	15 to 40 Years
Dayton, OH	(c)	317	572	—	—	317	572	889	(12)	1998	07/22/16	7 to 30 Years
Decatur, AL	(a)	187	1,174	—	98	187	1,272	1,459	(256)	2000	12/22/06	19 to 50 Years
Decatur, AL	(a)	84	803	—	—	84	803	887	(151)	2001	12/22/06	50 to 50 Years
Denmark, SC	(c)	439	504	—	—	439	504	943	(12)	1996	07/22/16	7 to 30 Years
Dothan, AL	(a)	162	659	—	—	162	659	821	(242)	1996	09/07/07	15 to 30 Years
Duluth, MN	(c)	207	1,462	—	—	207	1,462	1,669	(130)	2006	07/17/13	7 to 48 Years
Dunellen, NJ	(a)	1,177	1,973	—	—	1,177	1,973	3,150	(188)	2008	07/17/13	10 to 48 Years
El Centro, CA	(a)	1,295	1,504	—	—	1,295	1,504	2,799	(255)	1998	07/17/13	9 to 33 Years
Estero, FL	(a)	334	571	—	—	334	571	905	(88)	2009	10/28/13	9 to 30 Years
Estero, FL	(a)	394	399	—	—	394	399	793	(72)	2004	10/28/13	9 to 30 Years
Farmington Hills, MI	(a)	382	282	—	—	382	282	664	(52)	1987	06/23/14	15 to 20 Years
Farragut, TN	(a)	986	1,148	—	—	986	1,148	2,134	(122)	2011	03/28/14	15 to 40 Years
Fergus Falls, MN	(c)	294	978	—	—	294	978	1,272	(109)	2005	07/17/13	7 to 47 Years
Florence, AL	(a)	130	1,128	—	—	130	1,128	1,258	(212)	1999	12/22/06	50 to 50 Years
Fort Lauderdale, FL	(c)	772	1,005	—	—	772	1,005	1,777	(18)	1996	07/22/16	7 to 40 Years
Fort Myers, FL	(a)	555	312	—	131	555	443	998	(111)	1990	03/19/13	10 to 30 Years
Frederick, MD	(a)	1,571	2,529	—	—	1,571	2,529	4,100	(320)	1987	07/17/13	9 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Gardendale, AL	(a)	586	1,274	—	—	586	1,274	1,860	(300)	1989	12/22/06	40 to 40 Years
Gibsonton, FL	(c)	526	448	—	—	526	448	974	(14)	1999	07/22/16	7 to 30 Years
Grand Bay, AL	(a)	226	1,242	—	—	226	1,242	1,468	(125)	2005	07/17/13	7 to 47 Years
Grand Forks, ND	(c)	287	1,132	—	—	287	1,132	1,419	(142)	2005	07/17/13	7 to 45 Years
Greenfield, IN	(a)	458	996	—	—	458	996	1,454	(113)	2003	07/17/13	7 to 47 Years
Greensboro, NC	(a)	721	1,179	—	—	721	1,179	1,900	(153)	2002	03/31/14	7 to 30 Years
Griffin, GA	(c)	441	1,142	—	—	441	1,142	1,583	(17)	1998	07/22/16	7 to 50 Years
Gulf Breeze, FL	(a)	296	457	—	—	296	457	753	(174)	1993	09/07/07	15 to 30 Years
Hampton, VA	(a)	1,662	2,974	—	—	1,662	2,974	4,636	(448)	1993	07/17/13	9 to 35 Years
Hattiesburg, MS	(c)	452	821	—	—	452	821	1,273	(12)	1997	07/22/16	7 to 40 Years
Hialeah, FL	(c)	682	1,054	—	—	682	1,054	1,736	(17)	1998	07/22/16	7 to 40 Years
Holland Township, MI	(c)	493	1,212	—	—	493	1,212	1,705	(123)	2005	07/17/13	7 to 47 Years
Holland, MI	(c)	542	1,384	—	—	542	1,384	1,926	(147)	2005	07/17/13	7 to 47 Years
Huntsville, AL	(a)	195	1,649	—	—	195	1,649	1,844	(388)	1993	12/22/06	40 to 40 Years
Huntsville, AL	(a)	295	893	—	—	295	893	1,188	(210)	1994	12/22/06	40 to 40 Years
Huntsville, AL	(a)	374	1,295	—	109	374	1,404	1,778	(344)	1997	12/22/06	19 to 40 Years
Huntsville, AL	(a)	252	917	—	—	252	917	1,169	(288)	1965	12/22/06	30 to 30 Years
Huntsville, AL	(a)	184	1,037	—	—	184	1,037	1,221	(195)	2001	12/22/06	50 to 50 Years
Hurley, MS	(a)	265	1,052	—	—	265	1,052	1,317	(125)	2006	07/17/13	7 to 45 Years
Irvington, NJ	(a)	1,605	1,912	—	—	1,605	1,912	3,517	(215)	2006	07/17/13	7 to 47 Years
Jackson, MS	(c)	396	423	—	—	396	423	819	(9)	1998	07/22/16	7 to 30 Years
Jackson, OH	(a)	397	1,251	—	—	397	1,251	1,648	(139)	2005	07/17/13	7 to 47 Years
Kalamazoo, MI	(a)	201	362	—	—	201	362	563	(55)	1987	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	312	262	—	—	312	262	574	(44)	1984	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	60	211	—	—	60	211	271	(31)	1986	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	171	332	—	—	171	332	503	(58)	1979	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	352	262	—	—	352	262	614	(53)	1987	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	503	342	—	—	503	342	845	(93)	1989	06/23/14	15 to 20 Years
Kalamazoo, MI	(a)	247	333	—	—	247	333	580	(49)	1982	07/30/14	15 to 20 Years
Kalamzaoo, MI	(a)	141	141	—	—	141	141	282	(28)	1959	06/23/14	15 to 20 Years
Kennesaw, GA	(a)	874	1,270	—	—	874	1,270	2,144	(121)	1999	03/28/14	15 to 40 Years
Kingsland, GA	(c)	1,037	997	—	—	1,037	997	2,034	(16)	1998	07/22/16	7 to 40 Years
Lakeland, FL	(a)	1,204	1,917	—	—	1,204	1,917	3,121	(258)	1991	07/17/13	7 to 38 Years
Largo, FL	(a)	416	493	—	111	416	604	1,020	(127)	1989	03/19/13	10 to 30 Years
Lawrenceville, GA	(a)	722	976	—	—	722	976	1,698	(95)	2000	03/28/14	15 to 40 Years
Leesburg, GA	(c)	435	494	—	—	435	494	929	(16)	1999	07/22/16	7 to 30 Years
Lincoln, NE	(a)	1,318	1,604	—	—	1,318	1,604	2,922	(781)	1972	04/29/11	11 to 26 Years
Livonia, MI	(a)	252	262	—	—	252	262	514	(44)	1986	06/23/14	15 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Macomb Township, MI	(a)	181	262	—	—	181	262	443	(43)	1986	06/23/14	15 to 20 Years
Madison Heights, MI	(a)	352	493	—	—	352	493	845	(78)	1984	06/23/14	15 to 20 Years
Madison, AL	(a)	359	1,505	40	456	399	1,961	2,360	(363)	1995	12/22/06	15 to 40 Years
Madison, AL	(a)	211	1,401	—	—	211	1,401	1,612	(330)	1997	12/22/06	40 to 40 Years
Madison, TN	(a)	662	1,567	—	—	662	1,567	2,229	(145)	2000	03/31/14	14 to 40 Years
Margate, FL	(c)	480	507	—	—	480	507	987	(10)	1991	07/22/16	7 to 40 Years
Marianna, FL	(a)	283	452	—	—	283	452	735	(168)	1994	09/07/07	15 to 40 Years
Maryland Heights, MO	(a)	522	1,155	—	—	522	1,155	1,677	(132)	2005	07/17/13	7 to 47 Years
Midwest City, OK	(a)	353	815	—	—	353	815	1,168	(107)	2007	07/17/13	9 to 44 Years
Milton, FL	(a)	137	577	—	—	137	577	714	(214)	1986	09/07/07	15 to 30 Years
Mobile, AL	(a)	157	508	—	—	157	508	665	(192)	1982	09/07/07	15 to 30 Years
Mobile, AL	(a)	89	501	—	—	89	501	590	(181)	1982	11/30/07	15 to 30 Years
Montgomery, AL	(a)	398	626	—	—	398	626	1,024	(259)	1997	09/07/07	15 to 30 Years
Montgomery, AL	(a)	241	628	—	—	241	628	869	(238)	1997	09/07/07	15 to 30 Years
Montgomery, AL	(a)	422	857	—	—	422	857	1,279	(326)	1992	09/07/07	15 to 30 Years
Montgomery, AL	(a)	303	636	—	—	303	636	939	(247)	1996	09/07/07	15 to 30 Years
Montgomery, AL	(a)	275	528	—	—	275	528	803	(222)	1988	09/07/07	15 to 30 Years
Moultrie, GA	(a)	179	271	—	—	179	271	450	(168)	1983	09/07/07	15 to 20 Years
Naples, FL	(a)	333	302	—	121	333	423	756	(96)	1990	03/19/13	10 to 30 Years
Naples, FL	(a)	249	265	—	—	249	265	514	(49)	1966	10/28/13	9 to 20 Years
Naples, FL	(a)	425	424	—	—	425	424	849	(72)	2006	10/28/13	9 to 30 Years
Nashville, TN	(a)	828	1,405	—	—	828	1,405	2,233	(176)	2000	03/31/14	14 to 30 Years
Natchez, MS	(c)	509	754	—	—	509	754	1,263	(12)	1998	07/22/16	7 to 40 Years
New Boston, OH	(a)	345	1,538	—	—	345	1,538	1,883	(148)	2005	07/17/13	7 to 47 Years
New Smyrna Beach, FL	(c)	774	818	—	—	774	818	1,592	(14)	1999	07/22/16	7 to 40 Years
Newton, MS	(c)	336	443	—	—	336	443	779	(10)	1998	07/22/16	7 to 30 Years
Niceville, FL	(a)	458	454	—	—	458	454	912	(150)	1996	09/07/07	15 to 40 Years
North Little Rock, AR	(a)	244	310	—	—	244	310	554	(42)	2001	03/31/14	2 to 30 Years
Ocean Springs, MS	(a)	145	186	—	—	145	186	331	(31)	1988	07/17/13	15 to 30 Years
Opelika, AL	(a)	503	628	—	—	503	628	1,131	(274)	1995	09/07/07	15 to 30 Years
Orem, UT	(a)	1,224	2,132	—	—	1,224	2,132	3,356	(278)	1990	07/17/13	9 to 40 Years
Oxford, AL	(a)	120	1,224	—	—	120	1,224	1,344	(288)	1990	12/22/06	40 to 40 Years
Panama City, FL	(a)	378	252	—	—	378	252	630	(53)	1997	07/17/13	15 to 30 Years
Pasadena, TX	(a)	1,224	4,263	—	—	1,224	4,263	5,487	(488)	1995	07/17/13	9 to 40 Years
Pea Ridge, AR	(a)	217	—	—	—	217	—	217	—	(f)	03/31/14	(f)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Penns Grove, NJ	(a)	612	1,564	—	—	612	1,564	2,176	(166)	2006	07/17/13	8 to 47 Years
Pensacola, FL	(a)	238	564	—	—	238	564	802	(216)	1994	09/07/07	15 to 30 Years
Pensacola, FL	(a)	104	333	—	—	104	333	437	(137)	1968	09/07/07	15 to 30 Years
Pensacola, FL	(a)	148	459	—	—	148	459	607	(172)	1972	09/07/07	15 to 30 Years
Pensacola, FL	(a)	195	569	—	—	195	569	764	(222)	1983	09/07/07	15 to 30 Years
Pensacola, FL	(a)	150	575	—	—	150	575	725	(222)	1986	09/07/07	15 to 30 Years
Phoenix, AZ	(a)	956	1,485	—	—	956	1,485	2,441	(38)	2015	06/24/16	5 to 40 Years
Pinson, AL	(a)	320	916	—	—	320	916	1,236	(173)	2001	12/22/06	50 to 50 Years
Port Orange, FL	(a)	599	967	—	35	599	1,002	1,601	(23)	1997	06/24/16	30 to 30 Years
Portage, MI	(a)	423	262	—	—	423	262	685	(46)	1985	06/23/14	15 to 20 Years
Portland, ME	(a)	650	566	—	—	650	566	1,216	(282)	1993	06/30/09	13 to 28 Years
Rainsville, AL	(a)	251	1,073	—	—	251	1,073	1,324	(133)	2005	07/17/13	7 to 42 Years
Richmond Hill, GA	(c)	418	701	—	—	418	701	1,119	(14)	1995	07/22/16	7 to 30 Years
Sarasota, FL	(a)	386	312	—	141	386	453	839	(108)	1987	03/19/13	10 to 30 Years
Sarasota, FL	(a)	278	312	—	131	278	443	721	(97)	1987	03/19/13	10 to 30 Years
Savannah, GA	(c)	688	492	—	—	688	492	1,180	(12)	1995	07/22/16	7 to 40 Years
Scottsburg, IN	(a)	238	665	—	—	238	665	903	(83)	2006	07/17/13	8 to 43 Years
Shelby Township, MI	(a)	387	355	—	—	387	355	742	(60)	1989	07/30/14	15 to 20 Years
Spanish Fort, AL	(a)	563	607	—	—	563	607	1,170	(305)	1993	09/07/07	15 to 30 Years
St Clair Shores, MI	(a)	242	272	—	—	242	272	514	(46)	1985	06/23/14	15 to 20 Years
St. Francis, WI	(a)	532	1,557	—	—	532	1,557	2,089	(182)	2006	07/17/13	8 to 48 Years
St. Louis, MO	(c)	607	505	—	—	607	505	1,112	(13)	1997	07/22/16	7 to 30 Years
Suwanee, GA	(a)	480	1,350	—	—	480	1,350	1,830	(181)	1986	10/21/13	13 to 30 Years
Tamarac, FL	(a)	1,407	2,660	—	—	1,407	2,660	4,067	(317)	1997	07/17/13	7 to 39 Years
Tampa, FL	(c)	721	1,055	—	—	721	1,055	1,776	(17)	1997	07/22/16	7 to 40 Years
Theodore, AL	(c)	549	755	—	—	549	755	1,304	(14)	1996	07/22/16	7 to 40 Years
Trenton, OH	(a)	324	842	—	—	324	842	1,166	(104)	2003	07/17/13	7 to 47 Years
Troy, MI	(a)	322	392	—	—	322	392	714	(61)	1984	06/23/14	15 to 20 Years
Troy, MI	(a)	281	267	—	—	281	267	548	(26)	1989	12/03/14	15 to 30 Years
Valdosta, GA	(a)	376	576	—	—	376	576	952	(236)	1996	11/30/07	15 to 30 Years
Warren, AR	(a)	217	375	—	—	217	375	592	(56)	2006	03/31/14	13 to 30 Years
Warren, MI	(a)	409	344	—	—	409	344	753	(54)	1986	07/30/14	15 to 20 Years
Waterford, MI	(a)	292	362	—	—	292	362	654	(62)	1989	06/23/14	15 to 20 Years
Waycross, GA	(a)	380	142	—	—	380	142	522	(41)	1998	12/10/13	15 to 30 Years
Waynesboro, GA	(c)	330	1,015	—	—	330	1,015	1,345	(15)	1995	07/22/16	7 to 50 Years
West Warwick, RI	(a)	1,323	2,917	—	—	1,323	2,917	4,240	(369)	1993	07/17/13	9 to 41 Years
Wetumpka, AL	(a)	185	332	—	—	185	332	517	(34)	1995	06/24/14	12 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Wiggins, MS	(c)	279	630	—	—	279	630	909	(12)	1965	07/22/16	7 to 30 Years
Willingboro, NJ	(a)	784	1,369	—	—	784	1,369	2,153	(179)	2007	07/17/13	9 to 47 Years
Woodstock, GA	(a)	1,108	1,281	—	—	1,108	1,281	2,389	(131)	1999	03/28/14	15 to 40 Years
Ypislianti, MI	(a)	1,107	745	—	—	1,107	745	1,852	(109)	1999	06/23/14	15 to 30 Years
Zeeland, MI	(c)	490	1,136	—	—	490	1,136	1,626	(125)	2005	07/17/13	7 to 47 Years

Entertainment
Addison, IL	(c)	4,690	6,692	—	—	4,690	6,692	11,382	(1,618)	1995	07/17/13	7 to 24 Years
Augusta, GA	(c)	1,081	1,488	—	—	1,081	1,488	2,569	(161)	1998	09/30/15	10 to 20 Years
Austin, TX	(c)	4,425	8,142	—	—	4,425	8,142	12,567	(2,724)	2005	09/30/05	15 to 40 Years
Baton Rouge, LA	(c)	1,076	2,289	—	—	1,076	2,289	3,365	(100)	2015	11/13/15	10 to 40 Years
Beaverton, OR	(a)	5,608	8,733	—	—	5,608	8,733	14,341	(704)	2010	06/30/14	15 to 40 Years
Brentwood, TN	(c)	2,292	2,273	—	2	2,292	2,275	4,567	(190)	1970	09/30/15	9 to 20 Years
Clovis, CA	(c)	1,117	—	—	—	1,117	—	1,117	—	(f)	12/06/16	(f)
Conroe, TX	(c)	2,886	5,763	—	—	2,886	5,763	8,649	(1,817)	2004	09/30/05	15 to 40 Years
Flowood, MS	(c)	900	1,137	—	—	900	1,137	2,037	(90)	1995	11/13/15	9 to 20 Years
Fort Worth, TX	(c)	2,468	5,418	—	—	2,468	5,418	7,886	(1,721)	2003	09/30/05	15 to 40 Years
Grapevine, TX	(c)	2,554	5,377	—	—	2,554	5,377	7,931	(1,725)	2000	09/30/05	15 to 40 Years
Jenison, MI	(c)	1,111	2,207	—	—	1,111	2,207	3,318	(721)	1999	07/17/13	3 to 22 Years
Knoxville, TN	(c)	1,509	2,016	188	3,021	1,697	5,037	6,734	(107)	1987	12/10/15	40 to 60 Years
Las Vegas, NV	(b)	3,225	30,483	—	—	3,225	30,483	33,708	(2,505)	2007	07/17/13	13 to 55 Years
Lewisville, TX	(c)	2,130	4,630	—	—	2,130	4,630	6,760	(1,492)	1998	09/30/05	15 to 40 Years
Marietta, GA	(a)	3,908	8,630	(74)	—	3,834	8,630	12,464	(3,373)	1992	07/01/05	15 to 30 Years
Pflugerville, TX	(a)	6,182	1,349	—	—	6,182	1,349	7,531	(256)	2003	08/29/14	15 to 30 Years
Plano, TX	(c)	3,225	6,302	—	—	3,225	6,302	9,527	(1,969)	2001	09/30/05	15 to 40 Years
Rogers, AR	(c)	635	2,376	—	—	635	2,376	3,011	(117)	2014	09/30/15	9 to 40 Years
Tampa, FL	(c)	1,588	6,134	—	—	1,588	6,134	7,722	(290)	1990	06/05/15	15 to 40 Years
Vancouver, WA	(a)	2,077	9,395	—	—	2,077	9,395	11,472	(663)	2006	06/30/14	15 to 40 Years
Wilmington, NC	(c)	837	1,429	—	—	837	1,429	2,266	(127)	2006	09/30/15	9 to 20 Years

Home Furnishings
Abilene, TX	(a)	1,316	2,649	—	—	1,316	2,649	3,965	(921)	2000	05/19/05	15 to 40 Years
Alpharetta, GA	(c)	2,819	3,139	—	—	2,819	3,139	5,958	(368)	2000	07/17/13	5 to 43 Years
Amarillo, TX	(c)	1,481	4,999	—	—	1,481	4,999	6,480	(733)	2001	07/17/13	9 to 36 Years
Anderson, SC	(b)	870	1,909	—	—	870	1,909	2,779	(274)	2006	07/17/13	8 to 40 Years
Ashland, KY	(a)	775	2,037	—	—	775	2,037	2,812	(770)	1990	08/27/09	12 to 27 Years
Ashland, KY	(a)	629	754	—	—	629	754	1,383	(329)	1993	08/27/09	12 to 27 Years
Bensalem, PA	(a)	1,653	3,085	—	—	1,653	3,085	4,738	(1,240)	1987	01/03/07	15 to 30 Years
Chillicothe, OH	(a)	499	2,296	—	—	499	2,296	2,795	(861)	1995	08/27/09	12 to 27 Years
Columbia, SC	(c)	596	872	—	216	596	1,088	1,684	(150)	1998	07/17/13	9 to 45 Years
Douglasville, GA	(c)	2,612	4,840	—	87	2,612	4,927	7,539	(1,042)	2006	07/17/13	4 to 39 Years
Eau Claire, WI	(a)	1,597	6,964	—	—	1,597	6,964	8,561	(2,766)	2004	04/08/05	15 to 30 Years
El Paso, TX	(a)	1,536	3,852	—	—	1,536	3,852	5,388	(1,552)	1973	07/01/05	14 to 30 Years
Fairless Hills, PA	(a)	3,655	5,271	—	—	3,655	5,271	8,926	(2,237)	1994	01/03/07	15 to 30 Years
Fargo, ND	(c)	2,095	8,525	—	—	2,095	8,525	10,620	(1,065)	2005	07/17/13	8 to 32 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Glendale, AZ	(c)	1,395	4,242	—	—	1,395	4,242	5,637	(534)	2001	07/17/13	2 to 45 Years
Hermantown, MN	(a)	1,881	7,761	—	—	1,881	7,761	9,642	(2,295)	2003	04/08/05	15 to 40 Years
Horseheads, NY	(a)	1,376	12,506	—	—	1,376	12,506	13,882	(339)	2005	10/06/15	15 to 50 Years
Houston, TX	(c)	2,150	2,320	—	1,601	2,150	3,921	6,071	(109)	1995	07/17/13	38 to 40 Years
Hurricane, WV	(a)	727	3,005	—	—	727	3,005	3,732	(1,087)	1998	08/27/09	12 to 27 Years
Independence, MO	(b)	2,157	2,597	—	—	2,157	2,597	4,754	(633)	1999	07/17/13	7 to 21 Years
Johnson City, NY	(a)	1,459	10,433	—	—	1,459	10,433	11,892	(363)	1978	10/06/15	15 to 40 Years
Kentwood, MI	(c)	1,145	4,085	—	—	1,145	4,085	5,230	(452)	1987	07/17/13	4 to 38 Years
Maple Shade, NJ	(c)	1,942	3,792	—	—	1,942	3,792	5,734	(906)	1998	07/17/13	5 to 25 Years
Morrisville, PA	(a)	1,345	8,288	—	—	1,345	8,288	9,633	(2,756)	2004	01/03/07	15 to 40 Years
Newington, CT	(b)	1,778	4,496	—	—	1,778	4,496	6,274	(461)	2006	07/17/13	8 to 45 Years
Parkersburg, WV	(a)	1,800	3,183	—	—	1,800	3,183	4,983	(1,338)	1976	08/27/09	12 to 27 Years
Portsmouth, OH	(a)	561	1,563	—	—	561	1,563	2,124	(615)	1988	08/27/09	12 to 27 Years
Reading, PA	(c)	449	3,222	—	—	449	3,222	3,671	(283)	1998	07/17/13	8 to 40 Years
Salt Lake City, UT	(b)	4,955	18,250	(3,205)	(11,979)	1,750	6,271	8,021	(1,693)	1989	07/17/13	3 to 40 Years
South Point, OH	(a)	848	2,948	—	—	848	2,948	3,796	(1,091)	1990	08/27/09	12 to 27 Years
St. Louis, MO	(a)	785	1,023	—	—	785	1,023	1,808	(114)	1996	08/30/13	15 to 40 Years
Staunton, VA	(c)	578	2,062	—	276	578	2,338	2,916	(550)	1988	07/17/13	5 to 20 Years

Education
Alpena, MI	(a)	236	2,051	(186)	(1,751)	50	300	350	—	1936	03/17/06	13 to 20 Years
Arlington, TX	(a)	365	532	—	—	365	532	897	(126)	2006	07/17/13	10 to 33 Years
Barrington, IL	(a)	1,180	5,939	—	—	1,180	5,939	7,119	(447)	2008	05/30/14	15 to 40 Years
Burlington, NC	(c)	306	533	—	—	306	533	839	(2)	1971	12/13/16	7 to 20 Years
Chattanoga, TN	(a)	684	841	—	11	684	852	1,536	(10)	1999	09/28/16	10 to 30 Years
Chicago, IL	(a)	5,057	5,939	—	—	5,057	5,939	10,996	(416)	2009	05/30/14	15 to 40 Years
Columbus, GA	(c)	342	1,096	—	30	342	1,126	1,468	(44)	2015	12/22/15	15 to 40 Years
Columbus, OH	(a)	417	5,100	—	849	417	5,949	6,366	(2,248)	1980	03/17/06	13 to 30 Years
Columbus, OH	(a)	1,069	3,363	330	1,340	1,399	4,703	6,102	(2,590)	2004	03/17/06	13 to 20 Years
Cuyahoga Falls, OH	(a)	279	727	—	—	279	727	1,006	(158)	1974	07/17/13	8 to 25 Years
Dalton, GA	(a)	396	1,396	—	—	396	1,396	1,792	(24)	1996	06/29/16	10 to 40 Years
Denton, TX	(c)	627	1,909	—	—	627	1,909	2,536	(116)	2000	07/17/15	15 to 30 Years
Duluth, GA	(a)	2,289	4,274	—	—	2,289	4,274	6,563	(1,704)	2007	12/23/08	13 to 48 Years
East Point, GA	(c)	411	1,279	—	—	411	1,279	1,690	(4)	2016	12/13/16	14 to 40 Years
Elon, NC	(c)	486	846	—	—	486	846	1,332	(3)	1998	12/02/16	4 to 30 Years
Evans, GA	(c)	508	640	—	—	508	640	1,148	(64)	2003	11/14/14	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Fort Worth, TX	(c)	392	871	—	—	392	871	1,263	(65)	2006	07/17/15	15 to 30 Years
Ft. Walton Beach, FL	(c)	200	491	—	—	200	491	691	(37)	1977	02/27/15	15 to 30 Years
Grand Prairie, TX	(c)	1,057	2,350	—	—	1,057	2,350	3,407	(164)	2007	07/17/15	15 to 30 Years
Grand Rapids, MI	(c)	393	1,363	—	—	393	1,363	1,756	(107)	2001	03/20/15	5 to 30 Years
Greensboro, NC	(c)	360	540	—	—	360	540	900	(2)	1949	12/02/16	9 to 30 Years
Hampton, GA	(c)	391	460	—	—	391	460	851	(28)	2005	12/22/15	15 to 30 Years
Henderson, NV	(c)	2,757	6,113	—	—	2,757	6,113	8,870	(580)	2010	05/16/14	15 to 40 Years
High Point, NC	(c)	206	978	—	—	206	978	1,184	(39)	1981	12/22/15	15 to 30 Years
Humble, TX	(c)	2,108	7,208	—	—	2,108	7,208	9,316	(829)	2012	12/10/13	15 to 40 Years
Lake Mary, FL	(c)	1,209	1,733	—	851	1,209	2,584	3,793	(172)	2005	09/19/14	15 to 40 Years
Leawood, KS	(a)	1,854	3,914	—	—	1,854	3,914	5,768	(1,668)	1999	09/29/05	15 to 30 Years
Lone Tree, CO	(a)	2,020	3,748	—	—	2,020	3,748	5,768	(1,534)	1999	09/29/05	15 to 30 Years
Manchester Center, VT	(a)	1,198	4,688	(911)	(3,475)	287	1,213	1,500	—	1935	12/07/05	14 to 40 Years
Marietta, GA	(a)	538	792	—	11	538	803	1,341	(10)	2009	09/28/16	11 to 30 Years
McKinney, TX	(c)	1,056	6,696	—	31	1,056	6,727	7,783	(146)	2015	01/29/16	17 to 50 Years
Mesquite, TX	(c)	2,534	1,780	—	—	2,534	1,780	4,314	(476)	1996	07/17/13	8 to 23 Years
Modesto, CA	(a)	386	664	—	—	386	664	1,050	(142)	1986	07/17/13	9 to 22 Years
Morrisville, NC	(c)	544	1,378	—	—	544	1,378	1,922	(96)	2010	02/19/15	15 to 40 Years
Mt. Laurel, NJ	(a)	1,404	5,655	—	—	1,404	5,655	7,059	(1,409)	2007	05/01/09	13 to 48 Years
Nashville, TN	(c)	2,461	1,427	—	—	2,461	1,427	3,888	(89)	1976	03/27/15	15 to 40 Years
Norcross, GA	(c)	831	624	—	—	831	624	1,455	(75)	1985	03/30/15	15 to 20 Years
Oklahoma City, OK	(a)	290	341	—	—	290	341	631	(90)	1985	07/17/13	11 to 19 Years
Orlando, FL	(c)	1,925	2,529	—	—	1,925	2,529	4,454	(221)	2007	09/19/14	15 to 40 Years
Phoenix, AZ	(a)	1,841	3,582	265	22	2,106	3,604	5,710	(1,279)	1975	07/01/05	3 to 40 Years
Pittsburgh, PA	(a)	457	693	—	—	457	693	1,150	(226)	1985	07/17/13	5 to 15 Years
Riverdale, GA	(a)	663	1,336	—	32	663	1,368	2,031	(27)	1998	06/29/16	10 to 40 Years
Riverdale, GA	(a)	436	525	—	—	436	525	961	(11)	1965	06/29/16	10 to 40 Years
Rochester, NY	(a)	242	539	—	—	242	539	781	(101)	1981	07/17/13	8 to 28 Years
Romeoville, IL	(a)	1,684	5,676	—	—	1,684	5,676	7,360	(1,297)	2008	11/07/08	14 to 49 Years
Sanford, FL	(c)	1,028	1,310	—	—	1,028	1,310	2,338	(140)	2003	09/19/14	15 to 40 Years
Sanford, NC	(c)	200	611	—	—	200	611	811	(46)	2002	02/27/15	15 to 30 Years
Stockbridge, GA	(c)	533	1,236	—	(16)	533	1,220	1,753	(121)	2000	10/31/14	15 to 30 Years
The Woodlands, TX	(c)	2,039	7,154	—	—	2,039	7,154	9,193	(824)	2011	09/25/13	15 to 40 Years
Warner Robins, GA	(c)	431	620	—	—	431	620	1,051	(69)	1995	02/27/15	15 to 20 Years
Warrenville, IL	(a)	2,542	3,813	—	—	2,542	3,813	6,355	(1,701)	1999	09/29/05	15 to 30 Years
Westmont, IL	(a)	1,375	5,087	—	—	1,375	5,087	6,462	(1,432)	2003	12/28/05	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Windermere, FL	(c)	2,912	2,670	—	—	2,912	2,670	5,582	(251)	2011	09/19/14	15 to 40 Years
Winston-Salem, NC	(c)	541	659	—	—	541	659	1,200	(2)	1993	12/02/16	5 to 30 Years
Winter Springs, FL	(c)	534	746	—	—	534	746	1,280	(94)	1987	09/19/14	15 to 30 Years

Building Materials
Aiken, SC	(a)	108	265	—	—	108	265	373	(139)	1985	05/01/05	15 to 20 Years
Ankeny, IA	(c)	687	2,162	—	—	687	2,162	2,849	(289)	2006	07/17/13	8 to 43 Years
Auburn, AL	(b)	884	1,530	—	—	884	1,530	2,414	(275)	2007	07/17/13	10 to 32 Years
Baldwinsville, NY	(b)	1,105	2,008	—	—	1,105	2,008	3,113	(407)	2005	07/17/13	11 to 37 Years
Baytown, TX	(c)	1,440	1,712	—	—	1,440	1,712	3,152	(293)	2007	07/17/13	9 to 39 Years
Bowling Green, KY	(a)	136	228	—	—	136	228	364	(101)	1993	05/01/05	15 to 30 Years
Carroll, OH	(c)	1,144	4,557	—	—	1,144	4,557	5,701	(831)	1976	07/17/13	3 to 30 Years
Charlotte, NC	(c)	4,582	6,511	—	—	4,582	6,511	11,093	(1,325)	2007	07/17/13	10 to 26 Years
Clovis, NM	(a)	1,704	1,342	—	—	1,704	1,342	3,046	(361)	2007	07/17/13	9 to 33 Years
Cohasset, MN	(b)	334	1,134	—	—	334	1,134	1,468	(236)	2007	07/17/13	10 to 26 Years
Conroe, TX	(a)	492	723	—	—	492	723	1,215	(329)	1999	07/01/05	14 to 30 Years
Corpus Christi, TX	(c)	1,790	1,267	—	—	1,790	1,267	3,057	(260)	2014	09/30/14	11 to 30 Years
Crockett, TX	(c)	835	1,591	—	—	835	1,591	2,426	(315)	2006	07/17/13	8 to 36 Years
D'Iberville, MS	(a)	250	339	—	—	250	339	589	(197)	1984	05/01/05	15 to 20 Years
Ellettsville, IN	(b)	894	1,872	—	—	894	1,872	2,766	(302)	2010	07/17/13	11 to 47 Years
Fairview, TN	(b)	975	2,274	—	—	975	2,274	3,249	(318)	2007	07/17/13	8 to 47 Years
Florence, SC	(a)	221	174	—	—	221	174	395	(211)	1974	05/01/05	10 to 15 Years
Fort Myers, FL	(a)	641	1,069	—	—	641	1,069	1,710	(545)	1999	07/01/05	14 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Fredericksburg, TX	(c)	1,194	1,636	—	—	1,194	1,636	2,830	(300)	2007	07/17/13	8 to 42 Years
Front Royal, VA	(b)	7,257	35,711	—	—	7,257	35,711	42,968	(5,939)	2007	07/17/13	9 to 34 Years
Greenville, SC	(a)	344	210	—	—	344	210	554	(255)	1981	05/01/05	9 to 15 Years
Greer, SC	(a)	268	236	—	—	268	236	504	(159)	1993	05/01/05	15 to 30 Years
Hickory, NC	(a)	199	262	—	—	199	262	461	(190)	1989	05/01/05	15 to 20 Years
Indianapolis, IN	(a)	607	520	—	—	607	520	1,127	(343)	1990	05/01/05	15 to 20 Years
Jacksonville, FL	(a)	339	226	—	—	339	226	565	(187)	1987	07/01/05	15 to 20 Years
Jacksonville, FL	(a)	963	1,007	—	—	963	1,007	1,970	(917)	2001	07/01/05	9 to 20 Years
Knoxville, TN	(a)	259	111	—	—	259	111	370	(171)	1981	05/01/05	10 to 15 Years
La Grange, KY	(b)	1,524	1,871	—	—	1,524	1,871	3,395	(278)	2008	07/17/13	10 to 48 Years
La Grange, TX	(c)	822	1,953	—	—	822	1,953	2,775	(335)	2006	07/17/13	8 to 40 Years
Lakeland, FL	(a)	1,098	1,281	—	—	1,098	1,281	2,379	(876)	1984	07/01/05	14 to 20 Years
Lawrenceville, GA	(a)	500	237	—	—	500	237	737	(191)	1996	05/01/05	15 to 30 Years
Livingston, TX	(c)	1,893	1,134	—	—	1,893	1,134	3,027	(315)	2006	07/17/13	8 to 33 Years
Lowville, NY	(b)	791	1,659	—	—	791	1,659	2,450	(256)	2010	07/17/13	12 to 42 Years
Malone, NY	(b)	793	1,677	—	—	793	1,677	2,470	(291)	2010	07/17/13	11 to 42 Years
Marinette, WI	(c)	1,236	1,611	—	—	1,236	1,611	2,847	(307)	2006	07/17/13	8 to 38 Years
Martinsburg, WV	(a)	173	20	—	—	173	20	193	(46)	1972	05/01/05	10 to 15 Years
Mattoon, IL	(a)	233	263	—	—	233	263	496	(202)	1984	05/01/05	15 to 20 Years
Mountain Home, AR	(a)	944	690	—	—	944	690	1,634	(227)	1977	03/31/14	6 to 15 Years
Mt. Sterling, KY	(c)	1,785	1,051	—	—	1,785	1,051	2,836	(292)	2011	07/17/13	12 to 38 Years
Navasota, TX	(c)	1,013	1,772	—	—	1,013	1,772	2,785	(333)	2006	07/17/13	8 to 41 Years
New Braunfels, TX	(c)	1,257	1,778	—	—	1,257	1,778	3,035	(300)	2006	07/17/13	7 to 38 Years
Ocala, FL	(c)	2,260	4,709	—	—	2,260	4,709	6,969	(835)	2006	07/17/13	8 to 46 Years
Parkersburg, WV	(c)	966	1,843	—	—	966	1,843	2,809	(318)	2005	07/17/13	7 to 37 Years
Paw Paw, MI	(c)	1,517	1,619	—	—	1,517	1,619	3,136	(364)	2006	07/17/13	8 to 33 Years
Pocahontas, AR	(a)	361	471	—	—	361	471	832	(110)	1986	03/31/14	7 to 20 Years
Pompano Beach, FL	(a)	1,144	337	—	—	1,144	337	1,481	(228)	1990	07/01/05	15 to 30 Years
Powhatan, VA	(c)	4,342	2,963	—	—	4,342	2,963	7,305	(1,260)	2007	07/17/13	10 to 31 Years
Prior Lake, MN	(c)	1,998	2,454	—	—	1,998	2,454	4,452	(499)	1991	07/17/13	7 to 26 Years
Riviera Beach, FL	(a)	500	170	—	—	500	170	670	(141)	1987	07/01/05	15 to 20 Years
Roanoke, VA	(a)	333	124	—	—	333	124	457	(171)	1975	05/01/05	10 to 15 Years
Rockford, MN	(c)	1,298	2,652	—	—	1,298	2,652	3,950	(404)	2007	07/17/13	9 to 43 Years
Rome, NY	(c)	1,326	1,110	—	—	1,326	1,110	2,436	(261)	2007	07/17/13	9 to 34 Years
Salisbury, MD	(c)	4,210	6,613	—	—	4,210	6,613	10,823	(1,669)	2007	07/17/13	10 to 27 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Sebring, FL	(a)	318	291	—	—	318	291	609	(195)	1982	07/01/05	15 to 20 Years
Shallotte, NC	(b)	705	1,794	—	—	705	1,794	2,499	(330)	2006	07/17/13	10 to 30 Years
Spokane, WA	(a)	518	193	—	—	518	193	711	(168)	1998	05/01/05	15 to 30 Years
Statesville, NC	(a)	614	355	—	—	614	355	969	(406)	1976	05/01/05	9 to 15 Years
Tontitown, AR	(a)	230	92	—	—	230	92	322	(82)	1987	05/01/05	15 to 20 Years
West Columbia, SC	(a)	324	108	—	—	324	108	432	(80)	1989	05/01/05	15 to 20 Years
West Columbia, SC	(a)	262	598	—	—	262	598	860	(343)	1984	05/01/05	9 to 20 Years
Wilmington, NC	(a)	370	122	—	—	370	122	492	(100)	1987	05/01/05	15 to 20 Years

Apparel
Canton, MA	(c)	28,693	27,813	—	—	28,693	27,813	56,506	(9,384)	1962	02/01/06	15 to 30 Years
Collierville, TN	(c)	1,114	6,726	—	—	1,114	6,726	7,840	(1,007)	2002	07/17/13	9 to 49 Years
Fairview Heights, IL	(b)	8,637	23,418	—	223	8,637	23,641	32,278	(4,103)	1999	07/17/13	5 to 39 Years
Grand Forks, ND	(c)	1,516	10,008	—	—	1,516	10,008	11,524	(983)	2006	07/17/13	9 to 46 Years
Lake Zurich, IL	(b)	4,860	6,935	—	—	4,860	6,935	11,795	(1,275)	2000	07/17/13	7 to 32 Years
Lenexa, KS	(c)	919	2,476	—	—	919	2,476	3,395	(270)	2005	07/17/13	2 to 47 Years
Olathe, KS	(c)	3,505	5,847	—	321	3,505	6,168	9,673	(1,005)	1995	07/17/13	9 to 35 Years
Sherwood, AR	(c)	2,300	5,995	—	—	2,300	5,995	8,295	(576)	2003	02/23/15	8 to 30 Years
Tilton, NH	(c)	3,959	—	—	—	3,959	—	3,959	—	(f)	07/17/13	(f)
Tilton, NH	(b)	7,420	19,608	—	—	7,420	19,608	27,028	(4,264)	1998	07/17/13	8 to 25 Years
Topeka, KS	(c)	542	2,251	—	—	542	2,251	2,793	(216)	2006	07/17/13	3 to 48 Years
Victoria, TX	(c)	2,631	7,710	—	20	2,631	7,730	10,361	(1,228)	2006	07/17/13	3 to 43 Years
Voorhees, NJ	(a)	2,027	6,776	—	—	2,027	6,776	8,803	(1,789)	1970	07/17/13	5 to 20 Years
Wichita, KS	(c)	2,163	7,036	—	—	2,163	7,036	9,199	(1,013)	1996	07/17/13	8 to 36 Years

Specialty Retail
Algonquin, IL	(a)	4,171	5,613	—	—	4,171	5,613	9,784	(1,755)	2007	04/30/09	13 to 38 Years
Alpharetta, GA	(a)	2,497	2,160	—	—	2,497	2,160	4,657	(1,135)	1994	07/01/05	15 to 30 Years
Alpharetta, GA	(a)	4,079	1,948	—	—	4,079	1,948	6,027	(1,431)	1983	07/01/05	15 to 20 Years
Atlanta, GA	(a)	4,863	815	—	—	4,863	815	5,678	(710)	1970	07/01/05	15 to 20 Years
Aurora, IL	(a)	1,979	4,111	—	—	1,979	4,111	6,090	(1,510)	1989	04/30/09	13 to 28 Years
Avon, OH	(a)	1,550	2,749	—	—	1,550	2,749	4,299	(896)	2007	04/30/09	13 to 38 Years
Batavia, IL	(a)	1,857	3,441	—	—	1,857	3,441	5,298	(1,343)	2001	04/30/09	13 to 28 Years
Broomfield, CO	(c)	4,538	4,675	—	—	4,538	4,675	9,213	(141)	1995	08/01/16	9 to 20 Years
Buford, GA	(c)	1,940	4,704	—	—	1,940	4,704	6,644	(93)	1984	08/01/16	8 to 30 Years
Caldwell, ID	(c)	470	1,739	—	—	470	1,739	2,209	(63)	2009	07/31/15	15 to 50 Years
Corpus Christi, TX	(c)	3,734	4,949	—	—	3,734	4,949	8,683	(166)	1986	08/01/16	8 to 20 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Davenport, IA	(a)	2,823	4,475	—	—	2,823	4,475	7,298	(1,550)	2007	04/30/09	13 to 38 Years
Downers Grove, IL	(a)	1,772	2,227	—	—	1,772	2,227	3,999	(943)	1994	04/30/09	13 to 28 Years
Gurnee, IL	(a)	767	1,632	—	—	767	1,632	2,399	(699)	1999	04/30/09	13 to 28 Years
Jenison, MI	(c)	2,303	5,743	—	88	2,303	5,831	8,134	(119)	1989	08/01/16	8 to 30 Years
Joliet, IL	(a)	1,700	5,698	—	—	1,700	5,698	7,398	(1,653)	2004	04/30/09	13 to 38 Years
Louisville, KY	(c)	4,726	5,211	—	—	4,726	5,211	9,937	(3)	1984	12/20/16	9 to 20 Years
Loves Park, IL	(a)	1,551	6,447	—	—	1,551	6,447	7,998	(1,797)	2004	04/30/09	13 to 38 Years
Lubbock, TX	(a)	4,585	4,550	—	—	4,585	4,550	9,135	(53)	1985	11/15/16	8 to 20 Years
Marietta, GA	(a)	4,675	854	—	—	4,675	854	5,529	(737)	1996	07/01/05	15 to 30 Years
Marietta, GA	(a)	2,610	865	—	—	2,610	865	3,475	(709)	1977	07/01/05	15 to 20 Years
Merrillville, IN	(a)	1,324	3,975	—	—	1,324	3,975	5,299	(1,569)	1986	04/30/09	13 to 28 Years
Mesa, AZ	(c)	4,067	4,322	—	—	4,067	4,322	8,389	(2)	2002	12/20/16	10 to 20 Years
Mundelein, IL	(a)	1,991	4,308	—	—	1,991	4,308	6,299	(1,646)	2002	04/30/09	13 to 28 Years
Peoria, IL	(a)	2,497	4,401	—	—	2,497	4,401	6,898	(1,473)	2004	04/30/09	13 to 38 Years
Rapid City, SD	(c)	575	2,568	—	—	575	2,568	3,143	(326)	2001	07/17/13	2 to 45 Years
Schaumburg, IL	(a)	2,067	2,632	—	—	2,067	2,632	4,699	(1,047)	2002	04/30/09	13 to 28 Years
Spokane, WA	(c)	970	1,945	—	—	970	1,945	2,915	(83)	1994	07/31/15	15 to 40 Years
Summerfield, FL	(c)	3,059	3,949	—	—	3,059	3,949	7,008	(86)	2004	08/29/16	13 to 30 Years
Tinley Park, IL	(a)	1,108	2,091	—	—	1,108	2,091	3,199	(780)	1990	04/30/09	13 to 28 Years

Automotive Dealers
Caldwell, TX	(a)	1,775	1,725	—	—	1,775	1,725	3,500	(955)	2000	04/29/11	11 to 36 Years
Conroe, TX	(a)	4,338	448	955	144	5,293	592	5,885	(1,668)	2005	09/01/09	12 to 47 Years
Denver, CO	(c)	4,124	4,229	—	—	4,124	4,229	8,353	(193)	1980	08/21/15	15 to 40 Years
Gettysburg, PA	(a)	1,385	3,259	—	—	1,385	3,259	4,644	(1,438)	2005	02/16/07	5 to 30 Years
Gladstone, MO	(c)	1,100	774	—	—	1,100	774	1,874	(91)	2005	03/11/15	4 to 40 Years
Greenville, SC	(a)	2,561	1,526	—	—	2,561	1,526	4,087	(1,304)	1999	12/28/05	15 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Greenville, SC	(c)	9,731	11,625	—	—	9,731	11,625	21,356	(1,777)	1999	07/17/13	3 to 40 Years
Independence, MO	(c)	1,058	1,297	—	—	1,058	1,297	2,355	(321)	1968	11/25/14	4 to 15 Years
Irving, TX	(a)	7,348	970	—	—	7,348	970	8,318	(2,271)	1960	09/01/09	12 to 27 Years
Irving, TX	(a)	931	268	—	—	931	268	1,199	(172)	1965	09/01/09	12 to 17 Years
Jacksonville, FL	(c)	6,155	10,957	—	—	6,155	10,957	17,112	(2,694)	2005	06/30/05	15 to 40 Years
Jacksonville, FL	(a)	3,170	938	—	—	3,170	938	4,108	(587)	1989	12/28/05	15 to 30 Years
Kansas City, MO	(c)	1,310	1,824	—	6	1,310	1,830	3,140	(125)	2001	12/18/15	15 to 20 Years
Kansas City, MO	(c)	620	1,280	—	—	620	1,280	1,900	(92)	1978	12/31/15	15 to 20 Years
Kennesaw, GA	(a)	3,931	5,334	—	—	3,931	5,334	9,265	(1,336)	1995	02/16/12	15 to 30 Years
Midlothian, VA	(c)	4,775	6,056	—	—	4,775	6,056	10,831	(1,476)	2004	06/30/05	15 to 40 Years
Ontario, CA	(c)	7,981	6,937	—	—	7,981	6,937	14,918	(1,678)	2005	06/30/05	15 to 40 Years
Overland Park, KS	(c)	1,390	320	—	—	1,390	320	1,710	(30)	1967	03/11/16	7 to 20 Years
Pineville, NC	(b)	4,865	1,902	—	—	4,865	1,902	6,767	(465)	2002	07/17/13	10 to 30 Years
Plano, TX	(c)	3,064	2,707	—	—	3,064	2,707	5,771	(1,413)	1992	06/29/07	5 to 30 Years
Pompano Beach, FL	(c)	6,153	5,010	—	—	6,153	5,010	11,163	(1,225)	2004	06/30/05	15 to 40 Years
Raleigh, NC	(a)	4,163	4,017	—	—	4,163	4,017	8,180	(1,203)	1994	07/17/13	4 to 25 Years
Tulsa, OK	(a)	1,225	373	—	—	1,225	373	1,598	(673)	1999	12/28/05	15 to 20 Years

Home Improvement
Bedford Park, IL	(b)	10,242	11,839	—	—	10,242	11,839	22,081	(2,754)	1993	07/17/13	7 to 20 Years
Blaine, MN	(c)	1,728	3,437	—	—	1,728	3,437	5,165	(406)	2006	07/17/13	8 to 43 Years
Bridgeton, MO	(c)	11,464	9,907	—	—	11,464	9,907	21,371	(2,552)	1991	07/17/13	7 to 25 Years
Broadview, IL	(c)	12,392	32,193	—	154	12,392	32,347	44,739	(5,698)	1994	07/17/13	2 to 30 Years
Chester, NY	(c)	6,432	—	—	—	6,432	—	6,432	—	(f)	07/17/13	(f)
Cincinnati, OH	(b)	6,086	10,984	—	—	6,086	10,984	17,070	(2,070)	1998	07/17/13	4 to 28 Years
Colma, CA	(c)	21,065	13,597	—	—	21,065	13,597	34,662	(1,837)	1995	07/17/13	2 to 33 Years
Enterprise, AL	(c)	1,924	5,083	—	260	1,924	5,343	7,267	(1,220)	1995	07/17/13	1 to 27 Years
Lakewood, CO	(b)	3,822	—	—	—	3,822	—	3,822	—	(f)	07/17/13	(f)
Lubbock, TX	(c)	2,644	10,008	—	481	2,644	10,489	13,133	(1,584)	1996	07/17/13	2 to 36 Years
Midland, TX	(c)	5,826	6,633	—	366	5,826	6,999	12,825	(1,199)	1996	07/17/13	2 to 35 Years
Rio Grande, NJ	(c)	753	3,299	—	—	753	3,299	4,052	(196)	2006	03/31/15	11 to 40 Years
Tilton, NH	(c)	13,185	—	—	—	13,185	—	13,185	—	(f)	07/17/13	(f)

Distribution
Arlington, WA	(c)	1,860	10,402	—	—	1,860	10,402	12,262	(654)	2002	11/21/2014	7 to 40 Years
Baton Rouge, LA	(b)	2,898	8,024	—	—	2,898	8,024	10,922	(1,059)	2008	7/17/2013	9 to 43 Years
Dayton, NJ	(c)	12,701	10,723	—	—	12,701	10,723	23,424	(118)	1975	10/27/2016	7 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Edwardsville, KS	(c)	12,780	13,501	—	—	12,780	13,501	26,281	(3,707)	1999	7/17/2013	9 to 29 Years
Hickory, NC	(c)	1,356	5,406	—	—	1,356	5,406	6,762	(427)	2006	5/11/2015	10 to 30 Years
Huntsville, AL	(b)	5,115	6,701	—	—	5,115	6,701	11,816	(1,587)	2008	7/17/2013	10 to 38 Years
Maxton, NC	(c)	870	6,960	—	—	870	6,960	7,830	(2)	2016	12/16/2016	9 to 40 Years
Peoria, IL	(c)	953	1,916	—	13	953	1,929	2,882	(398)	1996	7/17/2013	3 to 30 Years
Riverside, CA	(a)	1,203	6,254	—	—	1,203	6,254	7,457	(1,703)	2004	7/1/2005	14 to 40 Years
Rockford, IL	(c)	1,407	3,708	(966)	(2,399)	441	1,309	1,750	—	1994	7/17/2013	2 to 33 Years
South Windsor, CT	(c)	1,590	6,774	—	—	1,590	6,774	8,364	(627)	1982	5/5/2015	7 to 20 Years
Tavares, FL	(a)	1,075	5,098	—	—	1,075	5,098	6,173	(1,635)	2004	7/1/2005	14 to 40 Years
Walker, MI	(b)	2,287	4,469	(1,369)	(2,527)	918	1,942	2,860	(24)	2001	7/17/2013	4 to 34 Years

Car Washes
Abilene, TX	(c)	2,733	3,080	—	—	2,733	3,080	5,813	(246)	1993	04/07/15	15 to 30 Years
Albuquerque, NM	(a)	2,472	2,117	—	—	2,472	2,117	4,589	(345)	2005	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	2,657	3,225	—	—	2,657	3,225	5,882	(537)	1960	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	1,179	—	—	—	1,179	—	1,179	—	(f)	05/13/14	(f)
Albuquerque, NM	(a)	1,151	1,677	—	—	1,151	1,677	2,828	(237)	1976	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	1,563	2,700	—	—	1,563	2,700	4,263	(313)	1994	05/13/14	15 to 30 Years
Albuquerque, NM	(a)	2,586	2,742	—	—	2,586	2,742	5,328	(375)	2002	05/13/14	15 to 30 Years
Arlington, TN	(c)	868	1,487	—	—	868	1,487	2,355	(83)	2010	09/30/15	15 to 30 Years
Boise, ID	(a)	2,155	2,488	—	—	2,155	2,488	4,643	(552)	2004	05/15/13	15 to 30 Years
Boise, ID	(a)	217	—	—	—	217	—	217	(7)	2013	05/15/13	15 to 15 Years
Casselberry, FL	(c)	1,042	2,406	—	—	1,042	2,406	3,448	(93)	1988	02/09/16	13 to 30 Years
Chandler, AZ	(c)	1,293	1,951	—	—	1,293	1,951	3,244	(23)	2006	09/29/16	21 to 30 Years
Edgewater, MD	(c)	4,720	1,460	—	—	4,720	1,460	6,180	(162)	2005	01/21/15	15 to 30 Years
Edmond, OK	(c)	644	1,896	—	—	644	1,896	2,540	(93)	2005	09/30/15	15 to 30 Years
Glendale, AZ	(c)	1,524	854	—	—	1,524	854	2,378	(16)	1988	09/29/16	21 to 30 Years
Houston, TX	(a)	1,703	1,221	—	—	1,703	1,221	2,924	(216)	1996	06/18/14	15 to 30 Years
Madison, WI	(c)	564	1,623	—	—	564	1,623	2,187	(92)	1956	06/30/15	15 to 30 Years
Madison, WI	(c)	612	1,775	—	—	612	1,775	2,387	(119)	1958	06/30/15	15 to 30 Years
Madison, WI	(c)	905	2,728	—	—	905	2,728	3,633	(167)	1961	06/30/15	15 to 30 Years
Meridian, ID	(a)	1,924	2,170	536	20	2,460	2,190	4,650	(515)	2006	05/15/13	15 to 30 Years
Millersville, MD	(c)	2,250	1,636	—	—	2,250	1,636	3,886	(145)	2007	01/21/15	15 to 30 Years
Nampa, ID	(a)	3,240	2,343	—	—	3,240	2,343	5,583	(598)	2010	05/15/13	15 to 30 Years
Ocoee, FL	(c)	2,128	1,775	—	18	2,128	1,793	3,921	(60)	2009	05/03/16	17 to 30 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Oklahoma City, OK	(c)	545	1,995	—	—	545	1,995	2,540	(97)	2005	09/30/15	15 to 30 Years
Oklahoma City, OK	(c)	1,004	1,933	—	—	1,004	1,933	2,937	(106)	2005	09/30/15	15 to 30 Years
Orlando, FL	(c)	2,709	2,728	—	45	2,709	2,773	5,482	(122)	2001	02/09/16	13 to 30 Years
Orlando, FL	(c)	1,629	1,895	—	—	1,629	1,895	3,524	(89)	2005	02/09/16	13 to 30 Years
Phoenix, AZ	(c)	2,066	1,581	—	—	2,066	1,581	3,647	(22)	2009	09/29/16	21 to 30 Years
Phoenix, AZ	(c)	1,143	439	—	—	1,143	439	1,582	(8)	1970	09/29/16	21 to 30 Years
Phoenix, AZ	(c)	1,835	2,332	—	54	1,835	2,386	4,221	(29)	1974	09/29/16	21 to 30 Years
Rockford, IL	(c)	706	2,669	—	—	706	2,669	3,375	(151)	1959	06/30/15	15 to 30 Years
Round Rock, TX	(c)	1,167	1,549	—	—	1,167	1,549	2,716	(123)	2009	05/07/15	15 to 30 Years
Sherwood, AR	(c)	1,128	1,388	—	—	1,128	1,388	2,516	(91)	2010	09/30/15	15 to 30 Years
Siloam Springs, AR	(c)	991	1,884	—	—	991	1,884	2,875	(101)	2005	09/30/15	15 to 30 Years
Springdale, AR	(c)	521	2,032	—	—	521	2,032	2,553	(100)	2005	09/30/15	15 to 30 Years
St. Paul, MN	(c)	5,274	136	—	—	5,274	136	5,410	(26)	1966	12/13/16	12 to 30 Years
Texarkana, TX	(c)	483	1,400	—	—	483	1,400	1,883	(70)	2010	09/30/15	15 to 30 Years

Manufacturing
Annapolis Junction, MD	(a)	2,245	1,105	(1,535)	(547)	710	558	1,268	(231)	1930	09/29/06	15 to 30 Years
Avila, IN	(c)	642	4,958	—	—	642	4,958	5,600	(380)	1990	12/17/14	15 to 30 Years
Byron, IL	(a)	734	4,334	—	—	734	4,334	5,068	(2,243)	1965	12/29/06	10 to 20 Years
Dublin, VA	(a)	491	1,401	—	—	491	1,401	1,892	(839)	1985	12/11/06	15 to 20 Years
Edon, OH	(c)	642	2,649	(268)	(1,663)	374	986	1,360	—	1953	02/21/07	14 to 20 Years
Fremont, IN	(a)	427	2,176	—	—	427	2,176	2,603	(824)	1960	02/21/07	14 to 30 Years
Fulton, NY	(c)	445	6,113	—	35	445	6,148	6,593	(32)	1983	10/27/16	7 to 40 Years
Houston, TX	(c)	2,421	15,723	(1,504)	(10,089)	917	5,634	6,551	—	1983	07/17/13	2 to 35 Years
Loudon, TN	(c)	1,188	4,904	—	—	1,188	4,904	6,092	(1,932)	1992	03/31/08	15 to 30 Years
Merced, CA	(c)	3,456	9,007	—	—	3,456	9,007	12,463	(3,043)	1998	03/31/08	15 to 30 Years
Meridian, CT	(c)	1,766	7,848	—	—	1,766	7,848	9,614	(637)	1997	12/17/14	15 to 30 Years
Minerva, OH	(c)	649	3,920	(217)	(770)	432	3,150	3,582	(1,747)	1919	02/21/07	8 to 20 Years
New Castle, PA	(c)	1,084	5,507	—	—	1,084	5,507	6,591	(961)	1999	07/17/13	8 to 26 Years
Pawcatuck, CT	(c)	2,736	9,218	—	36	2,736	9,254	11,990	(76)	1969	10/27/16	5 to 40 Years
Pulaski, VA	(a)	333	1,536	—	—	333	1,536	1,869	(869)	1967	12/11/06	15 to 20 Years
Royal Oak, MI	(a)	3,426	7,071	—	—	3,426	7,071	10,497	(2,577)	1952	03/10/06	15 to 30 Years
Scottdale, PA	(b)	607	11,008	(203)	(2,239)	404	8,769	9,173	(5,123)	1959	12/28/06	14 to 20 Years
Sidney, OH	(a)	921	4,177	—	—	921	4,177	5,098	(2,283)	1987	12/22/05	12 to 20 Years
Troy, MI	(a)	1,128	947	—	—	1,128	947	2,075	(351)	1952	03/10/06	15 to 30 Years
Winston-Salem, NC	(b)	927	3,455	—	—	927	3,455	4,382	(597)	1987	07/17/13	5 to 40 Years

Dollar Stores
Adair, OK	(b)	264	855	—	—	264	855	1,119	(88)	2012	10/29/13	13 to 40 Years
Alpena, AR	(c)	359	600	—	—	359	600	959	(61)	2014	12/15/14	14 to 40 Years
Altus, OK	(b)	315	918	—	—	315	918	1,233	(91)	2012	10/29/13	13 to 40 Years
Anderson, IN	(c)	359	781	—	—	359	781	1,140	(55)	2015	03/20/15	14 to 40 Years
Ardmore, TN	(c)	950	1,847	—	—	950	1,847	2,797	(304)	2005	07/17/13	8 to 40 Years
Atoka, OK	(b)	466	1,304	—	—	466	1,304	1,770	(130)	2012	10/29/13	13 to 40 Years
Aztec, NM	(c)	548	623	—	—	548	623	1,171	(53)	2014	03/31/15	14 to 40 Years
Bentonia, MS	(a)	227	745	—	—	227	745	972	(43)	2014	06/22/15	13 to 40 Years
Birch Tree, MO	(c)	252	659	—	—	252	659	911	(55)	2014	03/31/15	14 to 40 Years
Bloomfield, NM	(c)	409	663	—	—	409	663	1,072	(46)	2015	05/14/15	14 to 40 Years
Buckatunna, MS	(c)	199	798	—	—	199	798	997	(38)	2014	09/24/15	13 to 40 Years
Bulls Gap, TN	(c)	467	762	—	—	467	762	1,229	(54)	2014	03/20/15	14 to 40 Years
Byng, OK	(a)	205	646	—	—	205	646	851	(37)	2015	07/14/15	14 to 40 Years
Cabot, AR	(a)	132	404	—	—	132	404	536	(115)	1970	03/31/14	1 to 15 Years
Cameron, OK	(c)	312	710	—	—	312	710	1,022	(52)	2014	12/15/14	14 to 40 Years
Center Ridge, AR	(c)	313	595	—	—	313	595	908	(61)	2014	12/15/14	14 to 40 Years
Centre, AL	(b)	233	767	—	—	233	767	1,000	(83)	2011	09/17/13	12 to 40 Years
Claremore, OK	(b)	243	928	—	—	243	928	1,171	(92)	2012	10/29/13	13 to 40 Years
Clear Lake, IA	(c)	374	760	—	—	374	760	1,134	(52)	2015	05/14/15	14 to 40 Years
Clovis, NM	(c)	311	659	—	—	311	659	970	(46)	2015	05/14/15	14 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Cowarts, AL	(b)	396	836	—	—	396	836	1,232	(89)	2011	09/17/13	12 to 40 Years
Creal Springs, IL	(c)	261	653	—	—	261	653	914	(51)	2014	04/27/15	14 to 40 Years
Crossville, TN	(c)	1,041	1,871	—	—	1,041	1,871	2,912	(301)	2006	07/17/13	7 to 40 Years
Crossville, TN	(b)	264	849	—	—	264	849	1,113	(90)	2011	09/17/13	12 to 40 Years
Crystal City, TX	(b)	295	939	—	—	295	939	1,234	(93)	2012	10/29/13	13 to 40 Years
De Soto, KS	(b)	301	1,049	—	—	301	1,049	1,350	(122)	2012	10/29/13	13 to 40 Years
Des Moines, IA	(c)	354	807	—	—	354	807	1,161	(61)	2014	03/20/15	8 to 40 Years
Drexel, MO	(c)	184	727	—	—	184	727	911	(48)	2015	05/14/15	14 to 40 Years
Duluth, MN	(c)	422	869	—	—	422	869	1,291	(59)	2015	05/12/15	9 to 40 Years
Eastaboga, AL	(b)	223	937	—	—	223	937	1,160	(97)	2011	09/17/13	12 to 40 Years
Emporia, KS	(b)	292	1,176	—	—	292	1,176	1,468	(124)	2012	10/29/13	13 to 40 Years
Enterprise, AL	(b)	255	803	—	—	255	803	1,058	(84)	2011	09/17/13	12 to 40 Years
Evart, MI	(c)	306	703	—	—	306	703	1,009	(51)	2014	03/20/15	14 to 40 Years
Fruita, CO	(b)	255	1,025	—	—	255	1,025	1,280	(106)	2012	10/29/13	13 to 40 Years
Gore, OK	(b)	182	924	—	—	182	924	1,106	(98)	2012	10/29/13	13 to 40 Years
Hill City, KS	(b)	243	815	—	—	243	815	1,058	(98)	2012	10/29/13	13 to 40 Years
Hobart, OK	(b)	230	910	—	—	230	910	1,140	(99)	2012	10/29/13	13 to 40 Years
Hobbs, NM	(b)	405	949	—	—	405	949	1,354	(113)	2012	10/29/13	13 to 40 Years
Hurley, MS	(a)	412	1,084	—	—	412	1,084	1,496	(62)	2013	06/22/15	13 to 40 Years
Jasper, AL	(b)	365	1,052	—	—	365	1,052	1,417	(110)	2011	09/17/13	12 to 40 Years
Keota, OK	(c)	215	687	—	—	215	687	902	(55)	2014	12/15/14	14 to 40 Years
Ketchum, OK	(b)	297	760	—	—	297	760	1,057	(96)	2012	10/29/13	13 to 40 Years
Kinross/Kincheloe, MI	(c)	317	626	—	—	317	626	943	(54)	2014	03/20/15	14 to 40 Years
La Cygne, KS	(b)	120	833	—	—	120	833	953	(86)	2012	10/29/13	13 to 40 Years
La Plata, MO	(c)	283	653	—	—	283	653	936	(51)	2014	04/27/15	14 to 40 Years
Lakeview, IA	(c)	251	568	—	—	251	568	819	(42)	2015	04/27/15	14 to 40 Years
Lakewood, OH	(c)	522	2,053	—	—	522	2,053	2,575	(251)	1996	07/17/13	3 to 35 Years
Las Cruces, NM	(b)	452	900	—	—	452	900	1,352	(104)	2012	10/29/13	13 to 40 Years
Laurel, MS	(a)	432	705	—	—	432	705	1,137	(48)	2012	06/22/15	11 to 40 Years
Livingston, TN	(c)	1,073	1,889	—	—	1,073	1,889	2,962	(333)	2006	07/17/13	7 to 40 Years
Los Lunas, NM	(c)	282	740	—	—	282	740	1,022	(57)	2015	05/14/15	14 to 40 Years
Maben, MS	(c)	263	734	—	—	263	734	997	(41)	2014	09/24/15	13 to 40 Years
Mansfield, OH	(c)	288	825	—	—	288	825	1,113	(52)	2014	04/28/15	9 to 40 Years
Meridian, MS	(c)	211	934	—	—	211	934	1,145	(43)	2014	09/24/15	14 to 40 Years
Mesa, AZ	(c)	734	2	103	630	837	632	1,469	(38)	1955	11/13/14	10 to 50 Years
Nashville, AR	(c)	519	697	(153)	(255)	366	442	808	—	1995	03/31/14	1 to 20 Years
Okay, OK	(b)	200	901	—	—	200	901	1,101	(93)	2012	10/29/13	13 to 40 Years
Oppelo, AR	(a)	354	553	—	—	354	553	907	(42)	2015	07/14/15	14 to 40 Years
Ord, NE	(b)	222	1,010	—	—	222	1,010	1,232	(107)	2012	10/29/13	13 to 40 Years
Orrville, AL	(b)	192	826	—	—	192	826	1,018	(95)	2011	09/17/13	12 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Otter Tail, MN	(c)	338	791	—	—	338	791	1,129	(52)	2014	03/20/15	14 to 40 Years
Pagosa Springs, CO	(b)	253	1,031	—	—	253	1,031	1,284	(102)	2012	10/29/13	13 to 40 Years
Pineville, MO	(c)	253	699	—	—	253	699	952	(58)	2014	03/31/15	14 to 40 Years
Pleasant Hope, MO	(c)	263	650	—	—	263	650	913	(49)	2014	05/14/15	14 to 40 Years
Quinton, OK	(c)	245	683	—	—	245	683	928	(52)	2014	12/15/14	14 to 40 Years
Red Oak, OK	(a)	245	675	—	—	245	675	920	(37)	2015	07/14/15	14 to 40 Years
Rehobeth, AL	(b)	259	774	—	—	259	774	1,033	(82)	2011	09/17/13	12 to 40 Years
Salem, MO	(c)	410	778	—	—	410	778	1,188	(61)	2015	04/27/15	14 to 40 Years
Sand Springs, OK	(b)	396	1,039	—	—	396	1,039	1,435	(109)	2012	10/29/13	13 to 40 Years
Silt, CO	(b)	334	894	—	—	334	894	1,228	(89)	2012	10/29/13	13 to 40 Years
Spiro, OK	(b)	263	1,099	—	—	263	1,099	1,362	(125)	2012	10/29/13	13 to 40 Years
Stigler, OK	(b)	610	809	—	—	610	809	1,419	(99)	2012	10/29/13	13 to 40 Years
Tallassee, AL	(b)	141	895	—	—	141	895	1,036	(87)	2011	09/17/13	12 to 40 Years
Temple, TX	(b)	414	897	—	—	414	897	1,311	(98)	2012	10/29/13	13 to 40 Years
Texarkana, AR	(a)	303	201	—	—	303	201	504	(43)	1988	03/31/14	4 to 20 Years
Topeka, KS	(b)	313	882	—	—	313	882	1,195	(99)	2012	10/29/13	13 to 40 Years
Tornillo, TX	(b)	255	818	—	—	255	818	1,073	(96)	2012	10/29/13	13 to 40 Years
Walters, OK	(b)	173	1,042	—	—	173	1,042	1,215	(105)	2012	10/29/13	13 to 40 Years
Western Grove, AR	(c)	391	595	—	—	391	595	986	(62)	2014	12/15/14	14 to 40 Years
Wetumpka, AL	(b)	303	784	—	—	303	784	1,087	(87)	2011	09/17/13	12 to 40 Years
Wilburton, OK	(c)	522	887	—	—	522	887	1,409	(73)	2014	12/15/14	14 to 40 Years

Consumer Electronics
Beaumont, TX	(b)	778	9,297	—	—	778	9,297	10,075	(1,780)	1971	07/17/13	3 to 25 Years
Fayetteville, NC	(b)	1,560	6,893	—	—	1,560	6,893	8,453	(781)	1999	07/17/13	6 to 41 Years
Great Falls, MT	(a)	1,486	3,856	(387)	(1,447)	1,099	2,409	3,508	—	2004	07/01/05	13 to 40 Years
Greensboro, NC	(b)	2,776	3,990	—	—	2,776	3,990	6,766	(441)	2007	07/17/13	10 to 47 Years
Grove City, OH	(b)	2,050	3,288	—	—	2,050	3,288	5,338	(429)	2008	07/17/13	9 to 38 Years
Kansas City, KS	(c)	1,932	5,629	—	—	1,932	5,629	7,561	(646)	2009	07/17/13	6 to 43 Years
Las Cruces, NM	(c)	1,328	2,616	—	—	1,328	2,616	3,944	(323)	2002	07/17/13	8 to 41 Years
Mt Juliet, TN	(c)	2,049	4,604	—	—	2,049	4,604	6,653	(513)	2008	07/17/13	10 to 45 Years
Roswell, NM	(a)	1,002	3,177	—	—	1,002	3,177	4,179	(849)	2004	07/01/05	14 to 50 Years
Santa Clara, CA	(c)	2,873	8,252	—	—	2,873	8,252	11,125	(892)	2002	07/17/13	5 to 48 Years
Wichita, KS	(c)	3,368	6,312	—	—	3,368	6,312	9,680	(1,046)	1984	07/17/13	7 to 29 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Pet Supplies and Service
Chattanooga, TN	(b)	1,689	2,837	—	—	1,689	2,837	4,526	(343)	1996	07/17/13	8 to 40 Years
Daytona Beach, FL	(b)	775	3,880	—	—	775	3,880	4,655	(400)	1996	07/17/13	8 to 42 Years
Fredericksburg, VA	(b)	1,783	3,491	—	—	1,783	3,491	5,274	(396)	1997	07/17/13	8 to 44 Years
McCarran, NV	(c)	8,333	37,763	—	—	8,333	37,763	46,096	(5,042)	2008	07/17/13	8 to 40 Years

Wholesale Clubs
Ft Lauderdale, FL	(c)	6,775	18,649	—	—	6,775	18,649	25,424	(2,221)	2007	07/17/13	12 to 37 Years
Haverhill, MA	(c)	3,192	15,353	—	—	3,192	15,353	18,545	(2,112)	2007	07/17/13	11 to 32 Years
St. Croix, VI	(c)	2,132	5,992	—	—	2,132	5,992	8,124	(775)	2005	07/17/13	8 to 37 Years
Woodstock, GA	(b)	4,383	16,588	—	—	4,383	16,588	20,971	(2,333)	2001	07/17/13	8 to 33 Years

Office Supplies
Alcoa, TN	(c)	918	3,170	—	—	918	3,170	4,088	(350)	1999	07/17/13	8 to 40 Years
Angola, IN	(c)	431	2,488	(301)	(1,668)	130	820	950	—	2000	07/17/13	1 to 44 Years
Balcones Heights, TX	(b)	1,888	2,117	—	—	1,888	2,117	4,005	(254)	2009	07/17/13	11 to 46 Years
Benton, AR	(c)	1,236	1,926	—	—	1,236	1,926	3,162	(260)	2001	07/17/13	3 to 38 Years
Clarksville, IN	(c)	991	3,161	—	—	991	3,161	4,152	(303)	2006	07/17/13	3 to 48 Years
Crossville, TN	(c)	668	2,705	—	—	668	2,705	3,373	(288)	2001	07/17/13	3 to 46 Years
Dayton, OH	(c)	710	2,417	—	—	710	2,417	3,127	(256)	2005	07/17/13	8 to 47 Years
Enterprise, AL	(c)	675	2,239	—	—	675	2,239	2,914	(258)	2006	07/17/13	8 to 43 Years
Greenville, MS	(c)	583	2,315	—	—	583	2,315	2,898	(288)	2000	07/17/13	1 to 35 Years
Greenville, SC	(b)	742	3,026	—	—	742	3,026	3,768	(269)	2006	07/17/13	3 to 48 Years
Guntersville, AL	(c)	1,039	2,535	—	—	1,039	2,535	3,574	(268)	2001	07/17/13	2 to 46 Years
Laurel, MS	(c)	401	2,164	—	—	401	2,164	2,565	(272)	2002	07/17/13	3 to 35 Years
London, KY	(c)	1,398	2,061	—	—	1,398	2,061	3,459	(248)	2001	07/17/13	3 to 46 Years
Moraine, OH	(c)	781	2,649	(533)	(1,797)	248	852	1,100	—	2006	07/17/13	2 to 43 Years
Morrisville, NC	(c)	408	2,732	—	—	408	2,732	3,140	(274)	2008	07/17/13	11 to 47 Years
Orangeburg, SC	(c)	621	2,208	—	—	621	2,208	2,829	(239)	1999	07/17/13	12 to 45 Years
Oxford, MS	(c)	1,625	1,024	—	—	1,625	1,024	2,649	(190)	2006	07/17/13	9 to 33 Years
Peru, IL	(c)	963	2,033	—	—	963	2,033	2,996	(292)	1998	07/17/13	1 to 35 Years
Warrensburg, MO	(c)	651	2,261	(460)	(1,571)	191	690	881	—	2001	07/17/13	3 to 38 Years
Warsaw, IN	(b)	590	2,504	—	—	590	2,504	3,094	(280)	1998	07/17/13	11 to 44 Years

Financial Services
Columbia, SC	(c)	2,095	16,191	(627)	(1,136)	1,468	15,055	16,523	(6,596)	1988	09/09/05	5 to 29 Years
Cross Plains, WI	(c)	1,118	1,479	(271)	(338)	847	1,141	1,988	—	1988	07/17/13	1 to 22 Years
Delray Beach, FL	(b)	3,831	16,789	—	—	3,831	16,789	20,620	(1,428)	1975	07/17/13	8 to 50 Years
Kennesaw, GA	(c)	3,560	23,583	—	—	3,560	23,583	27,143	(2,287)	1996	07/17/13	8 to 45 Years
Yuma, AZ	(b)	2,583	5,221	—	—	2,583	5,221	7,804	(789)	2007	07/17/13	4 to 46 Years

Other
Gillette, WY	(c)	1,520	4,561	—	—	1,520	4,561	6,081	(368)	2001	12/30/14	15 to 40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2016 (d)						Life in which depreciation in latest Statement of Operations is computed
Description	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings and Improvements	Total	Final Accum	Date of Construction	Date Acquired

Henderson, CO	(c)	3,240	5,720	—	—	3,240	5,720	8,960	(425)	1977	12/30/14	15 to 50 Years
		$2,730,491	$4,784,889	$(26,481)	$(9,668)	$2,704,010	$4,775,221	$7,479,231	$(940,005)

(a)	Represents properties collateralized with Master Trust Debt of $1,672,706.
(b)	Represents properties collateralized with fixed CMBS Debt of $514,919.
(c)	Represents unencumbered Properties.
(d)	The aggregate cost of properties for federal income tax purposes is approximately $6.32 billion at December 31, 2016.
(e)	As of December 31, 2016 certain direct finance lease and held for sale properties had fixed CMBS encumbrances of $13,508 and are not included in the table above.
(f)	Represents Land only properties with no depreciation and therefore date of construction and estimated life for depreciation is not applicable.

	2016	2015	2014
Land, buildings, and improvements
Balance at the beginning of the year	$7,527,369	$7,193,796	$6,519,293
Additions:
Acquisitions - Cole/Merger	—	—	—
Acquisitions/capital expenditures/other additions - non-merger	691,332	873,344	936,916
Deductions:
Dispositions of land, buildings, and improvements	(508,961)	(405,437)	(99,798)
Held for sale	(150,529)	(74,638)	(123,776)
Impairment	(79,980)	(59,696)	(38,839)
Gross Real Estate Balance at close of the year	$7,479,231	$7,527,369	$7,193,796

Accumulated depreciation and amortization
Balance at the beginning of the year	$(860,954)	$(752,210)	$(590,067)
Additions:
Depreciation expense	(221,993)	(210,395)	(194,382)
Deductions:
Dispositions of land, buildings, and improvements	127,787	80,965	13,528
Held for sale	15,155	20,686	18,711
Balance at close of the year	(940,005)	(860,954)	(752,210)

Net Real Estate Investment	$6,539,226	$6,666,415	$6,441,586

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2016
(In thousands)

Mortgage	Stated Interest Rate	Final Maturity Date (1)		Periodic Payment Terms	Face Amount	Carrying Amount of Mortgages
Automotive parts and service <3%	8.60% - 9.35%	1/1/2021	1/1/2021	Principal & Interest (2)	$10,588	$9,436
Restaurants <3%	9.55% - 10.47%	8/1/2020	7/1/2028	Principal & Interest (3)	58,296	53,168
					$68,884	$62,604

(1) Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity
(2) Balloon payments of $5.1 million at maturity
(3) Balloon payments of $29.1 million at maturity

	2016	2015	2014
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$100,082	$109,046	$117,291
Additions during period
Mortgage loans acquired in Merger Transaction	—	—	—
Premium on mortgage loans acquired in Merger	—	—	—
New mortgage loans	—	—	—
Deductions during period
Collections of principal (inclusive of loans receivable exchanged for real estate acquired)	(34,686)	(6,497)	(5,720)
Foreclosures	—	—	—
Amortization of premium	(2,792)	(2,466)	(2,525)
Amortization of capitalized loan origination costs	—	(1)	—
Mortgage loans receivable December 31,	62,604	100,082	109,046
Equipment and other loans receivable	4,474	4,245	379
Provision for other loan loss	(500)	(324)	—
	3,974	3,921	379
Total loans receivable	$66,578	$104,003	$109,425

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)
Date: February 23, 2017

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

Name	Title	Date
/s/ Thomas H. Nolan, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2017

/s/ Phillip D. Joseph, Jr.	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)	February 23, 2017

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 23, 2017

/s/ Kevin M. Charlton	Director	February 23, 2017

/s/ Todd A. Dunn	Director	February 23, 2017

/s/ David J. Gilbert	Director	February 23, 2017

/s/ Richard I. Gilchrist	Director	February 23, 2017

/s/ Diane M. Morefield	Director	February 23, 2017

/s/ Sheli Z. Rosenberg	Director	February 23, 2017

/s/ Thomas D. Senkbeil	Director	February 23, 2017

/s/ Nicholas P. Shepherd	Director	February 23, 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY, L.P. (Registrant)

By:	Spirit Realty Capital, Inc., in its capacity as sole member of Spirit General Holdings, LLC, as sole general partner and on behalf of Spirit Realty, L.P.
By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)
Date: February 23, 2017
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Thomas H. Nolan Jr., Phillip D. Joseph, Jr. and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc., in its capacity as sole member of Spirit GEneral Holdings, LLC, as sole general partner and on behalf of Spirit Realty, L.P., to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas H. Nolan, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2017

/s/ Phillip D. Joseph, Jr.	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)	February 23, 2017

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 23, 2017

/s/ Kevin M. Charlton	Director	February 23, 2017

/s/ Todd A. Dunn	Director	February 23, 2017

/s/ David J. Gilbert	Director	February 23, 2017

/s/ Richard I. Gilchrist	Director	February 23, 2017

/s/ Diane M. Morefield	Director	February 23, 2017

/s/ Sheli Z. Rosenberg	Director	February 23, 2017

/s/ Thomas D. Senkbeil	Director	February 23, 2017

/s/ Nicholas P. Shepherd	Director	February 23, 2017