Form 10-Q
period 2017-06-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2017-08-03
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number
Spirit Realty Capital, Inc.                                     001-36004
Spirit Realty, L.P.                                         333-216815-01
___________________________________________________________
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
As of August 1, 2017, there were 458,402,592 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note
This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2017 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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
Contractual Rent
Monthly contractual cash rent and earned income from direct financing leases, excluding percentage rents, from our Owned Properties recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period.

Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Notes	Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
OP Holdings	Spirit General OP Holdings, LLC

Definitions:
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$420.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
TSR	Total Shareholder Return
U.S.	United States

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Investments:
Real estate investments:
Land and improvements	$2,652,512	$2,704,010
Buildings and improvements	4,748,049	4,775,221
Total real estate investments	7,400,561	7,479,231
Less: accumulated depreciation	(1,001,057)	(940,005)
	6,399,504	6,539,226
Loans receivable, net	66,415	66,578
Intangible lease assets, net	457,580	470,276
Real estate assets under direct financing leases, net	27,373	36,005
Real estate assets held for sale, net	133,166	160,570
Net investments	7,084,038	7,272,655
Cash and cash equivalents	11,246	10,059
Deferred costs and other assets, net	169,699	140,917
Goodwill	254,340	254,340
Total assets	$7,519,323	$7,677,971
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facility	$320,000	$86,000
Term Loan, net	418,880	418,471
Senior Unsecured Notes, net	295,135	295,112
Mortgages and notes payable, net	2,103,425	2,162,403
Convertible Notes, net	709,183	702,642
Total debt, net	3,846,623	3,664,628
Intangible lease liabilities, net	169,831	182,320
Accounts payable, accrued expenses and other liabilities	147,036	148,915
Total liabilities	4,163,490	3,995,863
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 457,902,592 and 483,624,120 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4,579	4,836
Capital in excess of par value	5,188,514	5,177,086
Accumulated deficit	(1,837,260)	(1,499,814)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	3,355,833	3,682,108
Total liabilities and stockholders’ equity	$7,519,323	$7,677,971
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rentals	$160,487	$160,506	$319,707	$322,325
Interest income on loans receivable	874	1,625	1,766	3,284
Earned income from direct financing leases	518	698	1,130	1,422
Tenant reimbursement income	4,480	3,200	8,445	7,024
Other income	2,276	5,697	3,009	6,028
Total revenues	168,635	171,726	334,057	340,083
Expenses:
General and administrative	22,862	13,850	36,280	25,499
Restructuring charges	—	1,813	—	2,462
Transaction costs	485	—	485	—
Property costs	9,632	6,611	18,683	13,938
Real estate acquisition costs	424	979	577	1,036
Interest	46,826	49,172	93,449	102,189
Depreciation and amortization	64,220	64,263	129,214	128,927
Impairments	15,996	13,371	50,372	25,989
Total expenses	160,445	150,059	329,060	300,040
Income before other income/(expense) and income tax expense	8,190	21,667	4,997	40,043
Other income (expense):
Gain (loss) on debt extinguishment	8	14,016	(22)	8,675
Total other income (expense)	8	14,016	(22)	8,675
Income before income tax expense	8,198	35,683	4,975	48,718
Income tax expense	(265)	(839)	(430)	(920)
Income before gain on disposition of assets	7,933	34,844	4,545	47,798
Gain on disposition of assets	15,273	11,115	31,490	21,261
Net income attributable to common stockholders	$23,206	$45,959	$36,035	$69,059

Net income per share attributable to common stockholders—basic	$0.05	$0.10	$0.07	$0.15

Net income per share attributable to common stockholders—diluted	$0.05	$0.10	$0.07	$0.15

Weighted average shares of common stock outstanding:
Basic	479,102,268	473,161,125	480,845,051	457,263,526
Diluted	479,102,268	473,164,386	480,845,622	457,267,015

Dividends declared per common share issued	$0.18000	$0.17500	$0.36000	$0.35000
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$23,206	$45,959	$36,035	$69,059
Other comprehensive income:
Change in net unrealized losses on cash flow hedges	—	(317)	—	(1,173)
Net cash flow hedge losses reclassified to operations	—	1,930	—	2,165
Total comprehensive income	$23,206	$47,572	$36,035	$70,051
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2016	483,624,120	$4,836	$5,177,086	$(1,499,814)	$3,682,108
Net income	—	—	—	36,035	36,035
Dividends declared on common stock	—	—	—	(169,544)	(169,544)
Tax withholdings related to net stock settlements	(412,219)	(4)	—	(3,297)	(3,301)
Repurchase of common shares	(26,337,295)	(263)		(200,263)	(200,526)
Stock-based compensation, net	1,027,986	10	11,428	(377)	11,061
Balances, June 30, 2017	457,902,592	$4,579	$5,188,514	$(1,837,260)	$3,355,833
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income attributable to common stockholders	$36,035	$69,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,214	128,927
Impairments	50,372	25,989
Amortization of deferred financing costs	4,823	4,402
Payment to terminate interest rate swaps	—	(1,724)
Derivative net settlements, amortization and terminations	—	1,781
Amortization of debt discounts	6,304	1,507
Stock-based compensation expense	11,438	3,790
Loss (gain) on debt extinguishment	22	(8,675)
Debt extinguishment costs	—	(10,625)
Gains on dispositions of real estate and other assets, net	(31,490)	(21,261)
Non-cash revenue	(14,275)	(11,954)
Other	2,716	210
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(2,074)	(179)
Accounts payable, accrued expenses and other liabilities	2,893	(3,620)
Accrued restructuring charges	—	(647)
Net cash provided by operating activities	195,978	176,980
Investing activities
Acquisitions of real estate	(218,117)	(235,342)
Capitalized real estate expenditures	(23,327)	(5,978)
Investments in loans receivable	(3,000)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	2,074	16,783
Proceeds from dispositions of real estate and other assets	239,077	189,023
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	—	39,867
Transfers of net sales proceeds to Master Trust Release	(19,633)	(3,862)
Net cash (used in) provided by investing activities	(22,926)	491

	Six Months Ended June 30,
	2017	2016
Financing activities
Borrowings under Revolving Credit Facility	568,200	357,000
Repayments under Revolving Credit Facility	(334,200)	(357,000)
Repayments under mortgages and notes payable	(26,759)	(460,766)
Borrowings under Term Loan	—	451,000
Repayments under Term Loan	—	(406,000)
Deferred financing costs	(192)	(1,077)
Proceeds from issuance of common stock, net of offering costs	—	401,953
Repurchase of shares of common stock	(203,827)	(739)
Dividends paid	(174,693)	(154,982)
Transfers (from) to reserve/escrow deposits with lenders	(394)	760
Net cash used in financing activities	(171,865)	(169,851)
Net increase in cash and cash equivalents	1,187	7,620
Cash and cash equivalents, beginning of period	10,059	21,790
Cash and cash equivalents, end of period	$11,246	$29,410
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Investments:
Real estate investments:
Land and improvements	$2,652,512	$2,704,010
Buildings and improvements	4,748,049	4,775,221
Total real estate investments	7,400,561	7,479,231
Less: accumulated depreciation	(1,001,057)	(940,005)
	6,399,504	6,539,226
Loans receivable, net	66,415	66,578
Intangible lease assets, net	457,580	470,276
Real estate assets under direct financing leases, net	27,373	36,005
Real estate assets held for sale, net	133,166	160,570
Net investments	7,084,038	7,272,655
Cash and cash equivalents	11,246	10,059
Deferred costs and other assets, net	169,699	140,917
Goodwill	254,340	254,340
Total assets	$7,519,323	$7,677,971
Liabilities and partners' capital
Liabilities:
Revolving Credit Facility	$320,000	$86,000
Term Loan, net	418,880	418,471
Senior Unsecured Notes, net	295,135	295,112
Mortgages and notes payable, net	2,103,425	2,162,403
Notes payable to Spirit Realty Capital, Inc., net	709,183	702,642
Total debt, net	3,846,623	3,664,628
Intangible lease liabilities, net	169,831	182,320
Accounts payable, accrued expenses and other liabilities	147,036	148,915
Total liabilities	4,163,490	3,995,863
Commitments and contingencies (see Note 7)
Partners' capital:
Partnership units
General partner's capital: 3,988,218 units issued and outstanding as of both June 30, 2017 and December 31, 2016	25,484	26,586
Limited partners' capital: 453,914,374 and 479,635,902 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3,330,349	3,655,522
Total partners' capital	3,355,833	3,682,108
Total liabilities and partners' capital	7,519,323	7,677,971

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rentals	$160,487	$160,506	$319,707	$322,325
Interest income on loans receivable	874	1,625	1,766	3,284
Earned income from direct financing leases	518	698	1,130	1,422
Tenant reimbursement income	4,480	3,200	8,445	7,024
Other income	2,276	5,697	3,009	6,028
Total revenues	168,635	171,726	334,057	340,083
Expenses:
General and administrative	22,862	13,850	36,280	25,499
Restructuring charges	—	1,813	—	2,462
Transaction costs	485	—	485	—
Property costs	9,632	6,611	18,683	13,938
Real estate acquisition costs	424	979	577	1,036
Interest	46,826	49,172	93,449	102,189
Depreciation and amortization	64,220	64,263	129,214	128,927
Impairments	15,996	13,371	50,372	25,989
Total expenses	160,445	150,059	329,060	300,040
Income before other income/(expense) and income tax expense	8,190	21,667	4,997	40,043
Other income (expense):
Gain (loss) on debt extinguishment	8	14,016	(22)	8,675
Total other income (expense)	8	14,016	(22)	8,675
Income before income tax expense	8,198	35,683	4,975	48,718
Income tax expense	(265)	(839)	(430)	(920)
Income before gain on disposition of assets	7,933	34,844	4,545	47,798
Gain on disposition of assets	15,273	11,115	31,490	21,261
Net income	$23,206	$45,959	$36,035	$69,059
Net income attributable to the general partner	$188	$389	297	585
Net income attributable to the limited partners	$23,018	$45,570	$35,738	$68,474

Net income per partnership unit - basic	$0.05	$0.10	$0.07	$0.15

Net income per partnership unit - diluted	$0.05	$0.10	$0.07	$0.15

Weighted average partnership units outstanding:
Basic	479,102,268	473,161,125	480,845,051	457,263,526
Diluted	479,102,268	473,164,386	480,845,622	457,267,015

Distributions declared per partnership unit issued	$0.18000	$0.17500	$0.36000	$0.35000

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$23,206	$45,959	$36,035	$69,059
Other comprehensive income:
Change in net unrealized losses on cash flow hedges	—	(317)	—	(1,173)
Net cash flow hedge losses reclassified to operations	—	1,930	—	2,165
Total comprehensive income	$23,206	$47,572	$36,035	$70,051
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)
(Unaudited)

	General Partner's Capital (1)		Limited Partners' Capital (2)		Total Partnership Capital

	Units	Amount	Units	Amount
Balances, December 31, 2016	3,988,218	$26,586	479,635,902	$3,655,522	$3,682,108
Net income	—	297	—	35,738	36,035
Partnership distributions declared	—	(1,399)	—	(168,145)	(169,544)
Tax withholdings related to net partnership unit settlements	—	—	(412,219)	(3,301)	(3,301)
Repurchase of partnership units	—	—	(26,337,295)	(200,526)	(200,526)
Stock-based compensation	—	—	1,027,986	11,061	11,061
Balances, June 30, 2017	3,988,218	$25,484	453,914,374	$3,330,349	$3,355,833
(1) Consists of general partnership interests held by OP Holdings.
(2) Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income attributable to partners	$36,035	$69,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,214	128,927
Impairments	50,372	25,989
Amortization of deferred financing costs	4,823	4,402
Payment to terminate interest rate swaps	—	(1,724)
Derivative net settlements, amortization and terminations	—	1,781
Amortization of debt discounts	6,304	1,507
Stock-based compensation expense	11,438	3,790
Loss (gain) on debt extinguishment	22	(8,675)
Debt extinguishment costs	—	(10,625)
Gains on dispositions of real estate and other assets, net	(31,490)	(21,261)
Non-cash revenue	(14,275)	(11,954)
Other	2,716	210
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(2,074)	(179)
Accounts payable, accrued expenses and other liabilities	2,893	(3,620)
Accrued restructuring charges	—	(647)
Net cash provided by operating activities	195,978	176,980
Investing activities
Acquisitions of real estate	(218,117)	(235,342)
Capitalized real estate expenditures	(23,327)	(5,978)
Investments in loans receivable	(3,000)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	2,074	16,783
Proceeds from dispositions of real estate and other assets	239,077	189,023
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	—	39,867
Transfers of net sales proceeds to Master Trust Release	(19,633)	(3,862)
Net cash (used in) provided by investing activities	(22,926)	491

	Six Months Ended June 30,
	2017	2016
Financing activities
Borrowings under Revolving Credit Facility	568,200	357,000
Repayments under Revolving Credit Facility	(334,200)	(357,000)
Repayments under mortgages and notes payable	(26,759)	(460,766)
Borrowings under Term Loan	—	451,000
Repayments under Term Loan	—	(406,000)
Deferred financing costs	(192)	(1,077)
Proceeds from issuance of common stock, net of offering costs	—	401,953
Repurchase of partnership units	(203,827)	(739)
Dividends paid	(174,693)	(154,982)
Transfers (from) to reserve/escrow deposits with lenders	(394)	760
Net cash used in financing activities	(171,865)	(169,851)
Net increase in cash and cash equivalents	1,187	7,620
Cash and cash equivalents, beginning of period	10,059	21,790
Cash and cash equivalents, end of period	$11,246	$29,410
See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
June 30, 2017
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
The Company’s operations are generally carried out through Spirit Realty, L.P. (the "Operating Partnership") and its subsidiaries. Spirit General OP Holdings, LLC ("OP Holdings"), one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns approximately 1.0% of the Operating Partnership. The Corporation and a wholly-owned subsidiary ("Spirit Notes Partner, LLC") are the only limited partners and together own the remaining 99.0% of the Operating Partnership.
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
The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
All expenses incurred by the Company have been allocated to the Operating Partnership in accordance with the Operating Partnership's first amended and restated agreement of limited partnership, which management determined to be a reasonable method of allocation. Therefore, expenses incurred would not be materially different if the Operating Partnership had operated as an unaffiliated entity.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. At June 30, 2017 and December 31, 2016, net assets totaling $2.83 billion and $2.95 billion, respectively, were held, and net liabilities totaling $2.20 billion and $2.26 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.
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
June 30, 2017
(Unaudited)

Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $10.2 million and $6.4 million at June 30, 2017 and December 31, 2016, respectively, against accounts receivable balances of $23.8 million and $25.3 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables. The Company established a reserve for losses of $4.3 million at June 30, 2017 and $7.7 million at December 31, 2016, against deferred rental revenue receivables of $76.6 million and $71.1 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Restricted Cash and Escrow Deposits
Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Collateral deposits (1)	$1,587	$1,374
Tenant improvements, repairs, and leasing commissions (2)	10,392	9,739
Master Trust Release (3)	34,045	14,412
Loan impounds (4)	347	670
Other (5)	5,906	644
	$52,277	$26,839
(1) Funds held in reserve by lenders which can be applied at their discretion to the repayment of debt (any funds remaining on deposit after the debt is paid in full are released to the borrower). Balance changes are reflected in financing activities within the Statement of Cash Flows.
(2) Deposits held as additional collateral support by lenders to fund tenant improvements, repairs and leasing commissions incurred to secure a new tenant. Balance changes are reflected in financing activities within the Statement of Cash Flows.
(3) Proceeds from the sale of assets pledged as collateral under the Spirit Master Funding Program, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal. Balance changes are reflected in investing activities within the Statement of Cash Flows.
(4) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses. Balance changes are reflected in financing activities within the Statement of Cash Flows.
(5) Funds held in lender controlled accounts released after scheduled debt service requirements are met. Balance changes are reflected in operating activities within the Statement of Cash Flows.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by the Company as of the specified effective date. These new accounting pronouncements entail technical corrections to existing guidance or affect guidance related to specialized industries or entities. There are no updates to our prior disclosures regarding adoption of pronouncements that are not yet effective. Additionally, we have evaluated new accounting pronouncements issued subsequent to our most recent Annual Report on Form 10-K and have concluded that they are either not applicable or will not have a material impact on the Company's financial position or results of operations.
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
Note 3. Investments
Real Estate Investments

As of June 30, 2017, the Company's gross investment in real estate properties and loans totaled approximately $8.1 billion, representing investments in 2,549 properties, including 74 properties or other related assets securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.3%, accounting for more than 10% of the total dollar amount of the Company’s real estate investment portfolio.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

During the six months ended June 30, 2017, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2016	2,541	74	2,615	$8,181,076	$66,578	$8,247,654
Acquisitions/improvements (1)	39	—	39	241,444	3,000	244,444
Dispositions of real estate (2)	(105)	—	(105)	(276,302)	—	(276,302)
Principal payments and payoffs	—	—	—	—	(2,074)	(2,074)
Impairments	—	—	—	(50,372)	—	(50,372)
Write-off of gross lease intangibles	—	—	—	(26,228)	—	(26,228)
Loan premium amortization and other	—	—	—	32	(1,090)	(1,058)
Gross balance, June 30, 2017	2,475	74	2,549	8,069,650	66,414	8,136,064
Accumulated depreciation and amortization				(1,222,536)	—	(1,222,536)
Other				679	—	679
Net balance, June 30, 2017				$6,847,793	$66,414	$6,914,207
(1) Includes investments of $22.7 million in revenue producing capitalized expenditures, as well as $0.7 million of non-revenue producing capitalized expenditures as of June 30, 2017.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $21.4 million as of June 30, 2017.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including realized rent increases occurring after July 1, 2017) at June 30, 2017 (in thousands):

June 30, 2017
Remainder of 2017	$307,551
2018	607,263
2019	591,855
2020	573,638
2021	544,344
Thereafter	4,152,237
Total future minimum rentals	$6,776,888
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	June 30, 2017	December 31, 2016
Mortgage loans - principal	$53,482	$55,410
Mortgage loans - premium, net of amortization	6,105	7,194
Mortgages loans, net	59,587	62,604
Other note receivables - principal	7,328	4,474
Allowance for loan losses	(500)	(500)
Other note receivables, net	6,828	3,974
Total loans receivable, net	$66,415	$66,578
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are four other notes receivable, of which two notes totaling $6.6 million are secured by tenant assets and stock and the remaining two notes are unsecured.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2017	December 31, 2016
In-place leases	$623,638	$624,723
Above-market leases	92,536	88,873
Less: accumulated amortization	(258,594)	(243,320)
Intangible lease assets, net	$457,580	$470,276

Below-market leases	$228,065	$236,008
Less: accumulated amortization	(58,234)	(53,688)
Intangible lease liabilities, net	$169,831	$182,320
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases were $3.4 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively and $1.6 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $22.1 million and $23.5 million for the six months ended June 30, 2017 and 2016, respectively, and $10.9 million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively.
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	June 30, 2017	December 31, 2016
Minimum lease payments receivable	$8,307	$9,456
Estimated residual value of leased assets	27,027	35,640
Unearned income	(7,961)	(9,091)
Real estate assets under direct financing leases, net	$27,373	$36,005

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the six months ended June 30, 2017 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2016	44	$160,570
Transfers from real estate investments held and used	67	157,839
Sales	(49)	(112,101)
Transfers to real estate investments held and used	(7)	(58,667)
Impairments		(14,475)
Balance, June 30, 2017	55	$133,166
Impairments

The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Real estate and intangible asset impairment	$14,657	$8,707	$49,877	$21,337
Write-off of lease intangibles, net	1,339	4,663	495	4,972
Loans receivable recovery	—	—	—	(324)
Total impairments from real estate investment net assets	15,996	13,370	50,372	25,985
Other impairment	—	1	—	4
Total impairment loss	$15,996	$13,371	$50,372	$25,989

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	June 30, 2017	December 31, 2016
			(in Years)	(In Thousands)
Revolving Credit Facility	4.84%	2.41%	1.7	$320,000	$86,000
Term Loan	2.64%	2.57%	1.3	420,000	420,000
Senior Unsecured Notes	4.70%	4.45%	9.2	300,000	300,000
Master Trust Notes	5.58%	5.03%	5.7	1,662,578	1,672,706
CMBS fixed-rate	5.87%	5.75%	3.7	476,364	528,427
Convertible Notes	5.32%	3.28%	2.8	747,500	747,500
Total debt	5.13%	4.26%	4.4	3,926,442	3,754,633
Debt discount, net				(46,687)	(52,894)
Deferred financing costs, net (4)				(33,132)	(37,111)
Total debt, net				$3,846,623	$3,664,628
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and credit facility fees, where applicable, calculated for the three months ended June 30, 2017 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2017.
(3) Represents the weighted average maturity based on the outstanding principal balance as of June 30, 2017.
(4) The Company records deferred financing costs for its Revolving Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.
Revolving Credit Facility
On March 31, 2015, the Operating Partnership entered into the Credit Agreement that established a new $600.0 million unsecured credit facility. The Revolving Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the Revolving Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guarantees to material subsidiaries (as defined in the Credit Agreement) meeting certain conditions. At June 30, 2017, there were no subsidiaries meeting this requirement.
Borrowings bear interest at either a specified base rate or LIBOR plus an applicable margin, at the Operating Partnership's option. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.00% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of June 30, 2017, the Revolving Credit Facility bore interest at LIBOR plus 1.25% based on the Company's credit rating and incurred a facility fee of 0.25% per annum.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

The Operating Partnership may voluntarily prepay the Revolving Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the Revolving Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). The Revolving Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.
As a result of entering into the Revolving Credit Facility and expanding the borrowing capacity, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Revolving Credit Facility. The unamortized deferred financing costs relating to the Revolving Credit Facility were $2.3 million and $2.9 million as of June 30, 2017 and December 31, 2016, respectively, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of June 30, 2017, $320.0 million was outstanding, no letters of credit were issued and $480.0 million of borrowing capacity was available under the Revolving Credit Facility. The Operating Partnership's ability to borrow under the Revolving Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's option. The borrowings bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.00% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of June 30, 2017, the Term Loan bore interest at LIBOR plus 1.35% based on the Company's credit rating.
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
As a result of entering into the Term Loan, the Company incurred origination costs of $2.4 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of June 30, 2017 and December 31, 2016, the unamortized deferred financing costs relating to the Term Loan were $1.1 million and $1.5 million, respectively, and recorded net against the principal balance of the Term Loan on the accompanying consolidated balance sheets.
As of June 30, 2017, the Term Loan was fully drawn. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of June 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount of senior notes, which are guaranteed by the Corporation. The Senior Unsecured Notes were issued at 99.378% of their principal amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.45% per year, payable on March 15 and September 15 of each year, until the maturity date of September 15, 2026. The Company filed a registration statement with the SEC to exchange the private Senior Unsecured Notes for registered Senior Unsecured Notes with substantially identical terms, which became effective April 14, 2017. All $300.0 million aggregate principal amount of private Senior Unsecured Notes were tendered in the exchange for registered Senior Unsecured Notes.
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs. This amount is being amortized to interest expense over the life of the Senior Unsecured Notes. As of both June 30, 2017 and December 31, 2016, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $3.1 million, and recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Corporation and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	June 30, 2017	December 31, 2016
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	3.0	$48,111	$53,919
Series 2014-1 Class A2	5.4%	3.1	253,300	253,300
Series 2014-2	5.8%	3.7	224,510	226,283
Series 2014-3	5.7%	4.7	311,581	311,820
Series 2014-4 Class A1	3.5%	2.6	150,000	150,000
Series 2014-4 Class A2	4.6%	12.6	360,000	360,000
Total Master Trust 2014 notes	5.1%	6.0	1,347,502	1,355,322
Series 2013-1 Class A	3.9%	1.5	125,000	125,000
Series 2013-2 Class A	5.3%	6.5	190,076	192,384
Total Master Trust 2013 notes	4.7%	4.5	315,076	317,384
Total Master Trust notes			1,662,578	1,672,706
Debt discount, net			(16,679)	(18,787)
Deferred financing costs, net			(14,832)	(16,376)
Total Master Trust Notes, net			$1,631,067	$1,637,543
(1) Represents the individual series stated interest rate as of June 30, 2017 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of June 30, 2017.
As of June 30, 2017, the Master Trust 2014 notes were secured by 836 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of June 30, 2017, the Master Trust 2013 notes were secured by 303 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
CMBS
As of June 30, 2017, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 17 fixed-rate non-recourse loans, excluding four loans in default, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of June 30, 2017, excluding the defaulted loans, ranged from 3.90% to 6.52% with a weighted average stated interest rate of 5.32%. As of June 30, 2017, these fixed-rate loans were secured by 120 properties. As of June 30, 2017 and December 31, 2016, the unamortized deferred financing costs associated with these fixed-rate loans were $4.4 million and $4.7 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.
As of June 30, 2017, certain borrowers were in default under the loan agreements relating to four separate CMBS fixed-rate loans, where six properties securing the respective loans were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 7.53% and 10.62%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of June 30, 2017, the aggregate principal balance under the defaulted loans was $53.6 million, which includes $10.7 million of interest capitalized to the principal balance.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
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
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. As of June 30, 2017, the conversion rate was 77.0592 per $1,000 principal note. Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of June 30, 2017 and December 31, 2016, the unamortized discount was $28.6 million and $33.5 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of June 30, 2017 and December 31, 2016, the unamortized deferred financing costs relating to the Convertible Notes were $9.7 million and $11.4 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the six months ended June 30, 2017, the Company extinguished a total of $51.2 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.69%. As a result of these transactions, the Company recognized a de minimis net loss. Payment of any premium is included in debt extinguishment costs within operating activities in the consolidated statement of cash flows.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

Debt Maturities
As of June 30, 2017, scheduled debt maturities of the Company’s Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Master Trust Notes, CMBS and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2017 (1)	$13,840	$138,149	$151,989
2018 (2)	42,115	602,779	644,894
2019 (3)	44,325	732,500	776,825
2020	39,096	413,206	452,302
2021	30,658	554,753	585,411
Thereafter	219,000	1,096,021	1,315,021
Total	$389,034	$3,537,408	$3,926,442
(1) The balloon payment balance in 2017 includes $53.6 million, including $10.7 million of capitalized interest, for the acceleration of principal payable following an event of default under four non-recourse CMBS loans with a stated maturity in 2017.
(2) 2018 includes $420 million unsecured Term Loan that is extendible at borrower's option pursuant to two one-year extension options.
(3) 2019 includes the Revolving Credit Facility which is extendible for one year at the borrower's option.
Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense – Revolving Credit Facility (1)	$1,325	$895	$2,557	$1,352
Interest expense – Term Loan	2,511	322	4,757	2,069
Interest expense – Senior Unsecured Notes	3,338	—	6,675	—
Interest expense – mortgages and notes payable	27,860	38,817	56,078	80,547
Interest expense – Convertible Notes (2)	6,127	6,128	12,255	12,255
Non-cash interest expense:
Amortization of deferred financing costs	2,423	2,236	4,823	4,402
Amortization of net losses related to interest rate swaps	—	27	—	57
Amortization of debt discount, net	3,242	747	6,304	1,507
Total interest expense	$46,826	$49,172	$93,449	$102,189
(1) Includes facility fees of approximately $0.5 million for both of the three month periods ended June 30, 2017 and 2016, and approximately $1.1 million and $1.0 million for the six month periods ended June 30, 2017 and 2016, respectively.
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
June 30, 2017
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
The Company has terminated all existing derivative contracts as of June 30, 2016 and has not entered into any new derivative contracts as of June 30, 2017.
The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the six months ended June 30, 2016 (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Six Months Ended
	June 30, 2016
Interest rate swaps	$(317)	$(1,173)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
Location of Loss Reclassified from AOCL into Operations	Three Months Ended	Six Months Ended
	June 30, 2016
Interest expense	$(224)	$(459)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
Location of Loss Recognized in Operations on Derivatives	Three Months Ended	Six Months Ended
	June 30, 2016
General and administrative expense	$(1,706)	$(1,706)

	Derivatives Not Designated as Hedging Instruments
Location of Loss Recognized in Operations on Derivatives	Three Months Ended	Six Months Ended
	June 30, 2016
General and administrative expense	$(18)	$(18)
Note 6. Stockholders’ Equity and Partners' Capital
Issuance of Common Stock
During the six months ended June 30, 2017, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.4 million shares of common stock valued at $3.3 million, solely to pay the associated statutory tax withholdings during the six months ended June 30, 2017.
ATM Program
In November 2016, the Company's Board of Directors approved a new ATM Program and the Company terminated its existing program. As of June 30, 2017, no shares of the Company's common stock had been sold under the new ATM Program and $500.0 million in gross proceeds capacity remained available.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

Stock Repurchase Program
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $200.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18 month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. During the six months ended June 30, 2017, 26,337,295 shares of the Company's outstanding common stock were repurchased in open market transactions under the stock repurchase program, at a weighted average price of $7.59 per share, equivalent to the full $200.0 million authorized. Fees associated with the share repurchase of $0.5 million are included in retained earnings.
Dividends Declared
For the six months ended June 30, 2017, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
March 15, 2017	$0.18000	March 31, 2017	$87,122	April 14, 2017
June 15, 2017	$0.18000	June 30, 2017	$82,422	July 14, 2017
The dividend declared on June 15, 2017 was paid on July 14, 2017 and is included in accounts payable, accrued expenses and other liabilities as of June 30, 2017.
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

•
As of June 30, 2017, the Company had sold six of the properties for total proceeds of $56.6 million, including four of the original seven rejected locations, resulting in 11 locations with leases in-place under substantially the same terms and rent (inclusive of the $3.0 million settlement related to rent reduction for an amended lease with Albertsons, LLC) and three locations that remain vacant.

•	To date, the Company has collected $5.5 million of the total claims and there is no guaranty that the remaining claims will be paid or otherwise satisfied in full.
As of June 30, 2017, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

As of June 30, 2017, the Company had commitments totaling $97.2 million, of which $50.0 million relates to future acquisitions with the majority of the remainder to fund revenue generating improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the total commitments of $97.2 million, $95.6 million is expected to be funded during fiscal year 2017. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The Company did not have any assets or liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

	Fair Value Hierarchy Level			Impairment Charges (1)
Description	Level 1	Level 2	Level 3
June 30, 2017
Retail	$—	$—	$14,202	$(23,410)
Industrial	—	—	3,409	(4,701)
Office	—	—	3,124	(4,202)
Long-lived assets held and used	—	—	20,735	(32,313)
Long-lived assets held for sale	—	—	30,616	(18,059)
				$(50,372)
December 31, 2016
Retail	$—	$—	$37,934	$(37,445)
Industrial	—	—	3,741	(5,948)
Office	—	—	8,538	(10,121)
Long-lived assets held and used	—	—	50,213	(53,514)
Lease intangible assets	—	—	6,384	(9,116)
Other assets	—	—	27	(198)
Long-lived assets held for sale	—	—	61,400	(25,447)
				$(88,275)
(1) Impairment charges are presented for the six months ended June 30, 2017 and for the year ended December 31, 2016.
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
June 30, 2017
(Unaudited)

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
During the six months ended June 30, 2017 and for the year ended December 31, 2016, we determined that 21 and 33 long-lived assets held and used, respectively, were impaired. The Company estimated the fair value of these properties using weighted average sales price per square foot of comparable properties for seven of the 21 impaired properties during the six months ended June 30, 2017 and for 16 of the 33 impaired properties during the year ended December 31, 2016.
The following table provides information about the weighted average sales price per square foot of comparable properties used to estimate fair value (price per square foot in dollars):

	June 30, 2017			December 31, 2016
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$44.19 - $211.57	$65.76	133,058	$17.17 - $502.23	$58.78	290,770
Industrial	—	—	—	$26.43	$26.43	104,864
Office	$24.82	$24.82	141,525	$35.00	$35.00	135,675
The Company estimated the fair value on the 14 remaining impaired properties using the weighted average listing price of comparable properties or broker opinion of value per square foot during the six months ended June 30, 2017 and on 17 of the 33 impaired properties during the year ended December 31, 2016.
The following table provides information about the weighted average listing price and broker opinion of value per square foot of comparable properties used to estimate fair value (price per square foot in dollars):

	June 30, 2017			December 31, 2016
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$6.35 - $69.89	$16.06	368,077	$15.40 - $170.02	$40.80	516,916
Industrial	$5.73 - $8.40	$6.60	549,074	$9.09	$9.09	149,627
Office	—	$—	—	$56.81	$56.81	34,992
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2017 and December 31, 2016. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

The estimated fair values of the loans receivable, Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Convertible Notes and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The loans receivable, Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Convertible Notes and the mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$66,415	$71,495	$66,578	$71,895
Revolving Credit Facility	320,000	320,005	86,000	87,718
Term Loan, net (1)	418,880	420,042	418,471	428,441
Senior Unsecured Notes, net (1)	295,135	293,985	295,112	283,473
Mortgages and notes payable, net (1)	2,103,425	2,227,511	2,162,403	2,282,142
Convertible Notes, net (1)	709,183	743,334	702,642	784,175
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 9. Significant Credit and Revenue Concentration
As of June 30, 2017 and December 31, 2016, the Company’s real estate investments are operated by 432 and 450 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of rental revenue. Total rental revenues from properties leased to Shopko for the three months ended June 30, 2017 and 2016, contributed 7.6% and 9.5% of the rental revenue shown in the accompanying consolidated statements of operations. No other tenant contributed 4% or more of the rental revenue during any of the periods presented. As of June 30, 2017 and December 31, 2016, the Company's net investment in Shopko properties represents approximately 5.4% and 5.8%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 7.3% and 7.7%, respectively, of the Company's total real estate investment portfolio.
Note 10. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt in exchange for collateral assets	—	41,688
Reduction and assumption of debt through sale of certain real estate properties	35,528	5,856
Reclass of residual value on expired deferred financing lease to operating asset	8,613	—
Net real estate and other collateral assets sold or surrendered to lender	35,008	31,833
Accrued interest capitalized to principal (1)	1,206	2,175
Accrued performance share dividend rights	353	330
Distributions declared and unpaid	82,422	84,068
Accrued deferred financing costs	221	1,077
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

Note 11. Incentive Award Plan
Restricted Shares of Common Stock
During the six months ended June 30, 2017, the Company granted 0.6 million restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $6.0 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of June 30, 2017, there were approximately 1.0 million unvested restricted shares outstanding.
Performance Share Awards
During the six months ended June 30, 2017, the Board of Directors or committee thereof approved an initial target grant of 0.4 million performance shares to executive officers of the Company. The performance period of this grant runs from January 1, 2017 through December 31, 2019. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years. Based on the grant date fair value, the Corporation expects to recognize $5.8 million in compensation expense on a straight-line basis over the requisite service period.
Approximately $0.4 million and $0.5 million in dividend rights have been accrued for non-vested performance share awards outstanding as of June 30, 2017 and December 31, 2016, respectively. For outstanding non-vested awards at June 30, 2017, no shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the three months ended June 30, 2017 and 2016, the Company recognized $9.2 million and $1.5 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Stock-based compensation expense for the second quarter of 2017 included $6.9 million related to the acceleration of Restricted Stock and Performance Share Awards on the departure of the Chief Executive Officer. For the six months ended June 30, 2017 and 2016, the Company recognized $11.4 million and $3.8 million, respectively, in stock-based compensation expense.
As of June 30, 2017, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $13.3 million, including $9.4 million related to restricted stock awards and $3.9 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.
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
June 30, 2017
(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted income:
Income before gain on disposition of assets	$7,933	$34,844	$4,545	$47,798
Gain on disposition of assets	15,273	11,115	31,490	21,261
Less: income attributable to unvested restricted stock	(183)	(111)	(417)	(238)
Net income attributable to common stockholders used in basic and diluted income per share	$23,023	$45,848	$35,618	$68,821

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	480,251,922	473,907,406	481,992,408	457,970,316
Less: unvested weighted average shares of restricted stock	(1,149,654)	(746,281)	(1,147,357)	(706,790)
Weighted average shares of common stock outstanding used in basic income per share	479,102,268	473,161,125	480,845,051	457,263,526
Net income per share attributable to common stockholders—basic	$0.05	$0.10	$0.07	$0.15

Diluted weighted average shares of common stock outstanding: (1)
Stock options	—	3,261	571	3,489
Weighted average shares of common stock outstanding used in diluted income per share	479,102,268	473,164,386	480,845,622	457,267,015
Net income per share attributable to common stockholders—diluted	$0.05	$0.10	$0.07	$0.15

Potentially dilutive shares of common stock
Unvested shares of restricted stock	—	113,649	48,491	90,679
Total	—	113,649	48,491	90,679
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three and six months ended June 30, 2017, the Corporation's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for both periods.
Note 13. Costs Associated With Restructuring Activities
On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters building in the spring of 2016, and finalized the move with the opening of the new office space in late September 2016. As a result of moving its corporate headquarters, the Company incurred various restructuring charges, including employee separation and relocation costs. Restructuring charges for the six months ended June 30, 2016 totaled $2.5 million, and are included within restructuring charges on the accompanying consolidated statements of operations. As of and for the six months ended June 30, 2017, the Company no longer had any accrued restructuring charges and incurred no additional restructuring charges.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2017
(Unaudited)

Note 14. Subsequent Events
On August 3, 2017, the Company announced a plan to spin off the Company's interests in its properties leased to Shopko, assets that collateralize Master Trust 2014 and potentially additional assets into an independent, publicly traded REIT ("SpinCo"). The spin-off is subject to certain conditions, including declaration by the SEC that SpinCo's registration statement on Form 10 is effective, customary third party consents and final approval and declaration of the distribution by our Board of Directors. The transaction is expected to be completed in the first half of 2018. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms, including the assets it plans to contribute to SpinCo. Expenses incurred in connection with the potential spin-off have been recorded as transaction costs in the accompanying consolidated statements of operations.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	our ability and willingness to maintain our qualification as a REIT;

•	uncertainties as to the completion and timing of our proposed spin-off, and the impact of the spin-off on our business; and

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

Overview
Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate assets throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on long-term, triple-net basis to high quality tenants with business operations within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants. As of June 30, 2017, our owned real estate represented investments in 2,475 properties. Our properties are leased to 432 tenants across 49 states and 30 industries. As of June 30, 2017, our owned properties were approximately 97.9% occupied (based on number of properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by an additional 74 real estate properties or other related assets.
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
On August 3, 2017, we announced a plan to spin off our interests in our properties leased to Shopko and assets that collateralize Master Trust 2014 into an independent, publicly traded REIT ("SpinCo"). The spin-off is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SpinCo's registration statement on Form 10 is effective, customary third party consents, and final approval and declaration of the distribution by our Board of Directors. The transaction is expected to be completed in the first half of 2018. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms, including the assets we plan to contribute to SpinCo.
Highlights
For the three months ended June 30, 2017:

•	Generated net income of $0.05 per diluted share and AFFO of $0.21 per share, including $4.2 million in cash severance charges.

•
Acquired nine properties for $92.8 million and disposed of 48 properties for $109.6 million, including 15 vacant and non-income producing properties for $11.7 million and five properties leased to Shopko for $25.5 million.

•	Completed previously authorized $200.0 million share repurchase program at a weighted average price of $7.59 per share.
For the six months ended June 30, 2017:

•	Generated net income of $0.07 per diluted share and AFFO of $0.41 per share, including $4.2 million in cash severance charges.

•
Acquired 35 properties for $240.8 million and disposed of 105 properties for $282.2 million, including 54 vacant and non-income producing properties for $91.6 million and 8 properties leased to Shopko for $46.5 million.

•	Extinguished $51.2 million of high coupon secured debt that had a 5.69% weighted average rate.

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
Portfolio Diversification
Our strategy emphasizes a portfolio that (1) derives no more than 10% of its Contractual Rent from any single tenant and no more than 2.0% of its Contractual Rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.
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
As of June 30, 2017, Shopko represents our most significant tenant. Currently we lease 105 properties to Shopko, pursuant to three master leases and two single site leases, under which we receive approximately $4.1 million in rental revenues per month. We reduced our Shopko tenant concentration to 7.9% at June 30, 2017 compared to 9.1% of at June 30, 2016 (based on Contractual Rent). During the six months ended June 30, 2017, we sold 8 Shopko properties for $46.5 million in gross proceeds as we continue our objective to reduce our exposure to Shopko.
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
Operationally Essential Real Estate with Long-Term Leases
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenants would choose not to renew an expiring lease or reject a lease in bankruptcy. We also seek to enter into leases with relatively long initial terms, typically 15 to 20 years, and renewal options with attractive rent escalation provisions. As of June 30, 2017, our leases had a weighted average remaining lease term of 10.3 years, compared to a weighted average remaining lease term of 10.7 years as of June 30, 2016 (based on Contractual Rent).
Rent Escalators
Our leases generally contain provisions contractually increasing the rental revenue over the term of the lease at specified dates by (1) a fixed amount or (2) the lesser of 1 to 1.25 times any increase in CPI over a specified period or a fixed amount (typically 1-2% per year). The percentage of our single-tenant properties containing rent escalators remained consistent at 89% as of both June 30, 2017 and June 30, 2016, respectively (based on Contractual Rent).

Master Lease Structure
Where appropriate, we seek to enter into master leases, whereby we lease multiple properties to a single tenant on an “all or none” basis. The master lease structure prevents a tenant from unilaterally giving up under-performing properties while retaining well-performing properties. Master lease revenue contributed approximately 44% of our Contractual Rent as of June 30, 2017, compared to approximately 45% as of June 30, 2016.
Triple-Net Leases
Our leases are predominantly triple-net leases, whereby the tenant pays all property operating expenses, including but not limited to real estate taxes, insurance premiums and repair and maintenance costs. As of June 30, 2017, approximately 82% of our properties (based on Contractual Rent) are subject to triple-net leases, compared to approximately 83% as of June 30, 2016.
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
Active Management and Monitoring of Risks Related to Our Investments
We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and/or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy based on economically yielding properties has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010. The percentage of our properties that were occupied decreased slightly to approximately 97.9% as of June 30, 2017 from approximately 98.3% as of June 30, 2016.
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
CAPITAL RECYCLING
We continuously evaluate opportunities for the disposition of properties in our portfolio when we believe such disposition is appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector, or concept/brand), as well as potential uses of proceeds and tax considerations. As part of this strategy, we may enter into 1031 Exchanges to defer some or all of the taxable gains on the dispositions, if any, for federal and state income tax purposes. We can provide no assurance that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as 1031 Exchanges. Furthermore, we can provide no assurance that we will deploy the proceeds from future dispositions in a manner that produces comparable or better yields. We plan to deliberately slow down our acquisition activity for the remainder of 2017 and be selective with our dispositions. Additionally, we expect lease termination fees, which are recognized when there is a signed lease termination agreement and all of the conditions of the agreement have been met, may be less than in prior periods.
CAPITAL FUNDING
Our principal demands for funds are for property acquisitions, payment of principal and interest on our outstanding indebtedness, operating and property maintenance expenses and distributions to our stockholders. Generally, property acquisitions are temporarily funded through our Revolving Credit Facility, followed by permanent financing through asset level financing or issuance of debt or equity securities. Our remaining cash needs are typically met by cash flows from operations, which are primarily driven by the rental income received from our leased properties, interest income earned on loans receivable and interest income on our cash balances.
Interest Costs
Our fixed-rate debt structure provides us with a stable and predictable cash requirement related to our debt service. Any changes to our debt structure, including borrowings under our Term Loan and Revolving Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Fluctuations in interest rates will affect the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.
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

Results of Operations
Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2017

	Three Months Ended June 30,
(In Thousands)	2017	2016	Change	% Change
Revenues:
Rentals	$160,487	$160,506	$(19)	—%
Interest income on loans receivable	874	1,625	(751)	(46.2)%
Earned income from direct financing leases	518	698	(180)	(25.8)%
Tenant reimbursement income	4,480	3,200	1,280	40.0%
Other income	2,276	5,697	(3,421)	(60.0)%
Total revenues	168,635	171,726	(3,091)	(1.8)%
Expenses:
General and administrative	22,862	13,850	9,012	65.1%
Restructuring charges	—	1,813	(1,813)	(100.0)%
Transaction costs	485	—	485	100.0%
Property costs	9,632	6,611	3,021	45.7%
Real estate acquisition costs	424	979	(555)	(56.7)%
Interest	46,826	49,172	(2,346)	(4.8)%
Depreciation and amortization	64,220	64,263	(43)	(0.1)%
Impairments	15,996	13,371	2,625	19.6%
Total expenses	160,445	150,059	10,386	6.9%
Income from continuing operations before other expenses and income tax expense	8,190	21,667	(13,477)	(62.2)%
Other income:
Gain on debt extinguishment	8	14,016	(14,008)	(99.9)%
Total other income	8	14,016	(14,008)	(99.9)%
Income from continuing operations before income tax expense	8,198	35,683	(27,485)	(77.0)%
Income tax expense	(265)	(839)	574	(68.4)%
Income from continuing operations	$7,933	$34,844	$(26,911)	(77.2)%

Gain on disposition of assets	$15,273	$11,115	$4,158	37.4%
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
Rental revenue for the comparative period remained relatively flat as decreases in contractual rent were offset by increases in non-cash rent and decreases in tenant credit losses. Our contractual rental revenue between periods decreased 1.2% as a result of an increase in vacancy period-over-period from 43 vacant properties at June 30, 2016 to 53 vacant properties at June 30, 2017, as well as the timing of redeployment of capital from real estate transactions over the trailing twelve month period.
Non-cash rentals for the three months ended June 30, 2017 and 2016 were $7.2 million and $6.0 million, respectively. These amounts represent approximately 4.5% and 3.7% of total rental revenue for the three months ended June 30, 2017 and 2016, respectively. Tenant credit losses decreased between periods due to a higher amount of nonperforming properties in the restaurant - casual dining industry in the prior period.

Interest income on loans receivable
The decrease in interest income on loans receivable is a result of a decrease in financed properties from 109 at June 30, 2016 to 74 financed properties at June 30, 2017, resulting in a decrease of 27.4% in mortgage loans receivable balances for the comparative period. The loans associated with 66 of the properties were converted to fee simple.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income
The period-over-period decrease was due primarily to the receipt of $3.1 million in fee income associated with the prepayment of certain mortgage loans receivable in the three months ended June 30, 2016.
EXPENSES
General and administrative
The period-over-period increase in general and administrative expenses is primarily due to $11.1 million in severance related costs, comprising $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the three months ended June 30, 2017 following the departure of our chief executive officer. The period-over-period increase was partially offset by the $1.7 million loss recognized in the comparable prior period related to swap termination fees.
Property costs
The increase in property costs is primarily due to an increase in non-reimbursable property taxes of $2.7 million that resulted from the increase in vacant properties as compared to the same period a year ago, as well as tenant credit issues. As of June 30, 2017 and 2016, respectively, 53 and 43 of our properties, representing approximately 2.1% and 1.7% of our owned properties, were vacant. Additionally, tenant reimbursable property costs for the three months ended June 30, 2017 were $5.1 million, an increase from $4.5 million for the same period in 2016.
Interest
The decrease in interest expense is primarily due to the extinguishment of $439.0 million of mortgage debt with a weighted average interest rate of 5.7% during the twelve months ended June 30, 2017. This was partially offset by an increase in interest due to increased borrowings under our Revolving Credit Facility and Term Loan, as well as interest on our Senior Unsecured Notes, which were issued in August 2016.
The following table summarizes our interest expense on related borrowings:

	Six Months Ended June 30,
(In Thousands)	2017	2016
Interest expense – Revolving Credit Facility (1)	$1,325	$895
Interest expense – Term Loan	2,511	322
Interest expense – Senior Unsecured Notes	3,338	—
Interest expense – mortgages and notes payable	27,860	38,817
Interest expense – Convertible Notes	6,127	6,128
Non-cash interest expense:
Amortization of deferred financing costs	2,423	2,236
Amortization of net losses related to interest rate swaps	—	27
Amortization of debt discount, net	3,242	747
Total interest expense	$46,826	$49,172
(1) Includes facility fees of approximately $0.5 million for the three months ended June 30, 2017 and June 30, 2016, respectively.

Depreciation and amortization
During the twelve months ended June 30, 2017, we acquired 179 properties representing an investment in real estate of $705.1 million and we disposed of 253 properties with a gross investment of $650.4 million. Our net acquisitions (based on investment in real estate) during this period were offset by a reduction in our real estate investment value due to impairment charges during the twelve-month period ended June 30, 2017 on properties that remain in our portfolio and a higher real estate value of properties held for sale compared to the prior period. Properties held for sale are no longer depreciated. As a result, depreciation and amortization remained flat. The following table summarizes our depreciation and amortization expense:

	Three Months Ended June 30,
(In Thousands)	2017	2016
Depreciation of real estate assets	$53,148	$52,533
Other depreciation	139	97
Amortization of lease intangibles	10,933	11,633
Total depreciation and amortization	$64,220	$64,263
Impairment
Impairment charges for the three months ended June 30, 2017 primarily consist of $11.8 million on held and used properties, including $9.1 million on vacant properties not classified as held for sale. Impairment charges also include $2.9 million on properties held for sale, including $2.6 million on vacant held for sale properties.
For the same period in 2016, impairment charges included $2.3 million on a single property within the distribution industry, $6.3 million in properties held for sale and $4.7 million from intangible lease write-offs.
Loss on debt extinguishment
During the three months ended June 30, 2017, we extinguished $1.9 million of mortgage debt related to one loan and recorded a de minimis gain. For the same period in 2016, we extinguished $391.4 million of mortgage debt and recorded a gain on debt extinguishment of $14.0 million.
Gain on disposition of assets
For the three months ended June 30, 2017, the gain on disposition of 48 properties included $7.1 million from the sale of five Shopko properties, $4.9 million from the sale of 11 quick service and casual dining restaurants and $2.1 million from the sale of two building materials properties. For the same period in 2016, the gain on disposition of 32 properties included $4.5 million from the sale of five Shopko properties and $4.5 million from the sale of nine quick service and five casual dining restaurants.

Results of Operations
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017

	Six Months Ended June 30,
(In Thousands)	2017	2016	Change	% Change
Revenues:
Rentals	$319,707	$322,325	$(2,618)	(0.8)%
Interest income on loans receivable	1,766	3,284	(1,518)	(46.2)%
Earned income from direct financing leases	1,130	1,422	(292)	(20.5)%
Tenant reimbursement income	8,445	7,024	1,421	20.2%
Other income	3,009	6,028	(3,019)	(50.1)%
Total revenues	334,057	340,083	(6,026)	(1.8)%
Expenses:
General and administrative	36,280	25,499	10,781	42.3%
Restructuring charges	—	2,462	(2,462)	(100.0)%
Transaction costs	485	—	485	100.0%
Property costs	18,683	13,938	4,745	34.0%
Real estate acquisition costs	577	1,036	(459)	(44.3)%
Interest	93,449	102,189	(8,740)	(8.6)%
Depreciation and amortization	129,214	128,927	287	0.2%
Impairments	50,372	25,989	24,383	93.8%
Total expenses	329,060	300,040	29,020	9.7%
Income from continuing operations before other income and income tax expense	4,997	40,043	(35,046)	(87.5)%
Other (expense) income
(Loss) gain on debt extinguishment	(22)	8,675	(8,697)	(100.3)%
Total other (expense) income	(22)	8,675	(8,697)	(100.3)%
Income from continuing operations before income tax expense	4,975	48,718	(43,743)	(89.8)%
Income tax expense	(430)	(920)	490	(53.3)%
Income from continuing operations	$4,545	$47,798	$(43,253)	(90.5)%

Gain on disposition of assets	$31,490	$21,261	$10,229	48.1%
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
The decrease in rental revenue for the comparative period was primarily attributable to tenant credit losses in the first quarter of 2017, where the majority of our nonperforming properties were in the convenience store and movie theater industries. As of June 30, 2017 and 2016, respectively, 53 and 43 of our properties, representing approximately 2.1% and 1.7% of our owned properties, were vacant and not generating rent. Of the 53 vacant properties, 28 were held for sale as of June 30, 2017.
The decrease from tenant credit losses was partially offset by the acquisition of 179 properties with an investment in real estate of $705.1 million during the twelve-month period ended June 30, 2017, offset by the sale of 253 properties during the same period with an investment value of $650.4 million. Non-cash rentals for the six months ended June 30, 2017 and 2016 were $15.4 million and $13.2 million, respectively. These amounts represent 4.8% and 4.1% of total rental revenue for the six months ended June 30, 2017 and 2016, respectively.

Interest income on loans receivable
The decrease in interest income on loans receivable is a result of a decrease in financed properties from 109 at June 30, 2016 to 74 financed properties at June 30, 2017, resulting in a decrease of 27.4% in mortgage loans receivable balances for the comparative period.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income
The period-over-period decrease was due primarily to the receipt of $3.1 million in fee income associated with the prepayment of certain mortgage loans receivable in the three months ended June 30, 2016.
EXPENSES
General and administrative
The period-over-period increase in general and administrative expenses is primarily due to $11.1 million in severance related costs, comprising $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the six months ended June 30, 2017 following the departure of our chief executive officer and $1.3 million of bad debt expense recorded in the six months ended June 30, 2017 in relation to 21 casual dining restaurant properties, for which the rent has been determined to be uncollectible. The period-over-period increase was partially offset by the $1.7 million loss recognized in the comparable prior period related to swap termination fees.
Property costs
The increase in property costs is primarily due to an increase in non-reimbursable property taxes of $3.9 million that resulted from the increase in vacant properties as compared to the same period a year ago, as well as tenant credit issues. As of June 30, 2017 and 2016, respectively, 53 and 43 of our properties, representing approximately 2.1% and 1.7% of our owned properties, were vacant. Additionally, tenant reimbursable property costs for the six months ended June 30, 2017 were $10.2 million, an increase from $9.1 million for the same period in 2016.
Interest
The decrease in interest expense is primarily due to the extinguishment of $439.0 million of mortgage debt with a weighted average interest rate of 5.7% during the twelve months ended June 30, 2017. This was partially offset by an increase in interest due to increased borrowings under our Revolving Credit Facility and Term Loan, as well as interest on our Senior Unsecured Notes, which were issued in August 2016.
The following table summarizes our interest expense on related borrowings:

	Six Months Ended June 30,
(In Thousands)	2017	2016
Interest expense – Revolving Credit Facility (1)	$2,557	$1,352
Interest expense – Term Loan	4,757	2,069
Interest expense – Senior Unsecured Notes	6,675	—
Interest expense – mortgages and notes payable	56,078	80,547
Interest expense – Convertible Notes	12,255	12,255
Non-cash interest expense:
Amortization of deferred financing costs	4,823	4,402
Amortization of net losses related to interest rate swaps	—	57
Amortization of debt discount, net	6,304	1,507
Total interest expense	$93,449	$102,189
(1) Includes facility fees of approximately $1.1 million and $1.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Depreciation and amortization
During the twelve months ended June 30, 2017, we acquired 179 properties representing an investment in real estate of $705.1 million and we disposed of 253 properties with a gross investment of $650.4 million. Our net acquisitions (based on investment in real estate) during this period were offset by a reduction in our real estate investment value due to impairment charges during the twelve-month period ended June 30, 2017 on properties that remain in our portfolio and a higher real estate value of properties held for sale compared to the prior period. Properties held for sale are no longer depreciated. As a result, depreciation and amortization remained flat. The following table summarizes our depreciation and amortization expense:

	Six Months Ended June 30,
(In Thousands)	2017	2016
Depreciation of real estate assets	$106,812	$105,212
Other depreciation	277	190
Amortization of lease intangibles	22,125	23,525
Total depreciation and amortization	$129,214	$128,927
Impairment
Impairment charges for the six months ended June 30, 2017 primarily consists of $35.0 million on held and used properties, including $21.7 million on vacant properties not classified as held for sale and $12.4 million on nine underperforming properties withing the drug store/pharmacy, consumer electronics, general merchandise and casual dining industries. Impairment charges also include $14.8 million on properties held for sale, including $13.9 million on vacant held for sale properties.
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
Loss on debt extinguishment
During the six months ended June 30, 2017, we extinguished $51.2 million of mortgage debt related to two loans and recorded a de minimis loss. For the same period in 2016, we extinguished $495.2 million of mortgage debt and recorded a gain on debt extinguishment of $8.7 million.
Gain on disposition of assets
For the six months ended June 30, 2017, the gain on disposition of 105 properties included $14.1 million from the sale of eight Shopko properties, $6.2 million from the sale of 17 quick service and casual dining restaurants, $4.5 million on the sale of a multi-tenant property and $4.1 million from the sale of 34 convenience store properties. For the same period in 2016, we disposed of 65 properties and recorded gains totaling $21.3 million. These gains were primarily attributable to a $13.6 million gain from the sale of 35 properties within the restaurant - quick service and casual dining industries and a $4.5 million gain from the sale of five Shopko properties.

Property Portfolio Information
PROPERTY PORTFOLIO DIVERSIFICATION

2,475	97.9%	49	432	30
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of June 30, 2017:

Tenant	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Shopko (Specialty Retail Shops Holding Corp.)	105	7,115	7.9%
AMC Entertainment, Inc.	18	917	2.6
Walgreen Company	44	649	2.5
Church's Chicken (Cajun Global, LLC)	187	265	2.2
Academy Sports + Outdoors (Academy, LTD )	6	1,805	1.9
Circle K (Alimentation Couche-Tard, Inc.)	82	248	1.9
Albertsons (AB Acquisition, LLC)	23	1,030	1.7
The Home Depot, Inc.	7	821	1.7
CVS Caremark Corporation	36	405	1.5
Carmax, Inc.	8	356	1.5
Other	1,906	34,335	74.6
Vacant	53	2,725	—
Total	2,475	50,671	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent of our owned real estate properties among different asset types as of June 30, 2017:

Asset Type	Number of Properties	Total Square Feet (in thousands)

Retail	2,288	38,512
Industrial	72	10,146
Office	115	2,013
Total	2,475	50,671

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of June 30, 2017:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

General Merchandise	143	8,494	9.6%
Restaurants - Casual Dining	310	1,868	8.7
Restaurants - Quick Service	588	1,369	8.0
Movie Theaters	62	3,115	7.7
Convenience Stores	318	1,026	6.9
Grocery	65	3,170	5.3
Drug Stores / Pharmacies	105	1,475	5.1
Medical / Other Office	121	1,288	4.8
Health and Fitness	45	1,800	4.1
Sporting Goods	24	2,884	4.1
Specialty Retail	42	2,177	3.1
Entertainment	25	1,159	2.8
Home Improvement	16	1,777	2.7
Automotive Services	128	748	2.6
Education	55	821	2.5
Building Materials	63	2,291	2.5
Home Furnishings	26	1,561	2.4
Automotive Dealers	23	665	2.3
Apparel	13	1,994	2.2
Distribution	12	1,239	2.0
Car Washes	41	231	1.8
Manufacturing	17	2,289	1.4
Dollar Stores	77	796	1.2
Automotive Parts	61	531	1.2
Wholesale Clubs	5	513	1.0
Pet Supplies & Service	6	1,015	1.0
Other	5	596	0.9
Financial Services	4	342	0.8
Office Supplies	17	488	0.8
Consumer Electronics	5	224	0.5
Vacant	53	2,725	—
Total	2,475	50,671	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of June 30, 2017:

% OF TOTAL CONTRACTUAL RENT
0% - 1%
1% - 2%
2% - 3%
3% - 4%
4% - 5%
>5%

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	310	6,085	11.9%	Nevada	5	1,099	1.3
Georgia	185	2,117	6.1	Arkansas	52	578	1.2
Illinois	117	3,191	5.7	Massachusetts	4	1,125	1.1
Florida	155	1,579	5.6	New Jersey	15	895	1.1
California	37	1,421	4.9	Iowa	33	586	1.1
Ohio	128	2,361	4.6	Oregon	10	444	1.1
Wisconsin	46	3,152	4.0	Idaho	16	679	1.0
Michigan	140	2,201	3.9	Mississippi	41	370	0.9
Minnesota	51	2,175	3.4	New Hampshire	16	640	0.8
Indiana	79	1,219	3.0	Maryland	19	242	0.7
Tennessee	106	1,452	3.0	Louisiana	24	208	0.7
Missouri	94	1,390	2.9	Utah	8	713	0.7
Arizona	61	962	2.8	South Dakota	9	395	0.7
North Carolina	70	1,348	2.5	Montana	7	430	0.6
Alabama	108	827	2.5	Connecticut	5	686	0.6
South Carolina	45	951	2.5	West Virginia	18	297	0.5
Virginia	60	1,358	1.9	Nebraska	14	521	0.5
Colorado	32	1,010	1.9	North Dakota	5	236	0.4
Pennsylvania	55	1,119	1.8	Maine	26	79	0.4
Kansas	40	852	1.7	Rhode Island	4	117	0.3
New Mexico	38	548	1.6	Wyoming	8	180	0.3
Oklahoma	67	620	1.5	Alaska	5	63	0.1
Kentucky	49	635	1.4	U.S. Virgin Islands	1	38	0.1
New York	39	738	1.4	Delaware	1	5	—
Washington	16	732	1.3	Vermont	1	2	—

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of June 30, 2017. As of June 30, 2017, the weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 10.3 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent

Remainder of 2017	35	$9,064	1,124	1.5%
2018	71	22,093	1,796	3.6
2019	105	20,829	1,911	3.4
2020	73	20,136	1,540	3.3
2021	187	45,264	3,894	7.4
2022	113	29,539	2,664	4.8
2023	108	33,004	3,535	5.4
2024	55	19,106	1,150	3.1
2025	77	35,661	2,080	5.8
2026	194	44,492	4,023	7.2
2027 and thereafter	1,404	336,137	24,229	54.5
Vacant	53	—	2,725	—
Total owned properties	2,475	$615,325	50,671	100.0%
(1) Contractual Rent for the month ended June 30, 2017 for properties owned at June 30, 2017 multiplied by twelve.
Liquidity and Capital Resources
SHARE REPURCHASE PROGRAM
In February 2016, Spirit's Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $200.0 million of its outstanding common stock. As of August 3, 2017, the Company has repurchased, in open market transactions, 26.3 million shares of its outstanding common stock,at a weighted average price of $7.59 per share, equivalent to the $200.0 million authorized.
SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES
On a short-term basis, our principal demands for funds are for financing of acquisitions, distributions to stockholders, payment of interest and principal on our indebtedness and operating expenses (including property improvements and re-leasing costs). We expect to fund these demands primarily through cash provided by operating activities and borrowings under the Revolving Credit Facility. As of June 30, 2017, $480.0 million borrowing capacity was available under the Revolving Credit Facility along with $52.3 million in cash reserves on deposit with lenders and $11.2 million in cash and cash equivalents.
LONG-TERM LIQUIDITY AND CAPITAL RESOURSES
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and occasionally by issuing fixed rate secured or unsecured notes and bonds.
We have a shelf registration statement on file with the SEC under which we may offer shares of our common stock from time to time in amounts, at prices and on terms to be announced when and if such shares are offered. We may issue common stock when we believe our share price is at a level that allows for any offering proceeds to be accretively invested into additional properties or to permanently finance properties that were initially financed by our Revolving Credit Facility, Term Loan or other indebtedness.

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
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of these assets are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At June 30, 2017, $34.0 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.
The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of June 30, 2017.
The Master Trust Notes as of June 30, 2017 are summarized below (principal in thousands):

	Stated Rates (1)	Maturity	June 30, 2017	December 31, 2016
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	3.0	$48,111	$53,919
Series 2014-1 Class A2	5.4%	3.1	253,300	253,300
Series 2014-2	5.8%	3.7	224,510	226,283
Series 2014-3	5.7%	4.7	311,581	311,820
Series 2014-4 Class A1	3.5%	2.6	150,000	150,000
Series 2014-4 Class A2	4.6%	12.6	360,000	360,000
Total Master Trust 2014 notes	5.1%	6.0	1,347,502	1,355,322
Series 2013-1 Class A	3.9%	1.5	125,000	125,000
Series 2013-2 Class A	5.3%	6.5	190,076	192,384
Total Master Trust 2013 notes	4.7%	4.5	315,076	317,384
Total Master Trust notes			1,662,578	1,672,706
Debt discount, net			(16,679)	(18,787)
Deferred financing costs, net			(14,832)	(16,376)
Total Master Trust Notes, net			$1,631,067	$1,637,543
(1) Represents the individual series stated interest rate as of June 30, 2017 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of June 30, 2017.
Convertible Notes
The Convertible Notes are comprised of two series of notes: $402.5 million aggregate principal amount of 2.875% convertible notes maturing on May 15, 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of June 30, 2017, the carrying amount of the Convertible Notes was $709.2 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
Holders may convert notes of either series prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, only under specific circumstances. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of June 30, 2017, the conversion rate was 77.0592 per $1,000 principal note.
Revolving Credit Facility
As of June 30, 2017, the borrowing capacity under the Revolving Credit Facility was $800.0 million, which may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. the Revolving Credit Facility has an initial maturity of March 31, 2019, which is extendable for one year at our option. As of June 30, 2017, the Revolving Credit Facility bore interest at LIBOR plus 1.25% based on our credit rating and incurred a facility fee of 0.25% per annum. As of June 30, 2017, $320.0 million in borrowings were outstanding and $480.0 million of borrowing capacity was available under the Revolving Credit Facility.
Amounts available for borrowing under the Revolving Credit Facility remain subject to compliance with certain customary restrictive covenants. As of June 30, 2017, the Corporation and the Operating Partnership were in compliance with these covenants.
Term Loan
As of June 30, 2017, the borrowing capacity under the Term Loan was $420.0 million and may be increased up to $600.0 million by exercising an accordion feature, subject to obtaining additional lender commitments. The Term Loan has an initial maturity date of November 2, 2018, which may be extended at our option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. As of June 30, 2017, the Term Loan bore interest at LIBOR plus 1.35% based on our credit rating and the Term Loan was fully drawn.
Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants. As of June 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Senior Unsecured Notes
The Senior Unsecured Notes of the Operating Partnership have an aggregate principal amount of $300.0 million and are guaranteed by the Corporation. The Senior Unsecured Notes accrue interest at a rate of 4.45% per year, payable on March 15 and September 15 of each year, until the maturity date of September 15, 2026. The Company filed a registration statement with the SEC to exchange the private Senior Unsecured Notes for registered Senior Unsecured Notes with substantially identical terms, which became effective April 14, 2017. All $300.0 million aggregate principal amount of private Senior Unsecured Notes were tendered in the exchange for registered Senior Unsecured Notes.
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

In connection with the issuance of the Senior Unsecured Notes, the Corporation and the Operating Partnership remain subject to compliance with certain customary restrictive covenants. As of June 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
As of June 30, 2017, we had 21 fixed rate CMBS loans with $476.4 million of outstanding principal, a weighted average contractual interest rate of 5.75% and a weighted average maturity of 3.7 years. Approximately 46% of this debt is partially amortizing and requires a balloon payment at maturity. These balances include four CMBS fixed-rate loans that are in default, discussed further below. The following table shows the outstanding principal of the CMBS fixed-rate loans excluding the defaulted loans as of June 30, 2017 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total

Remainder of 2017	6	5	5.55% - 6.52%	5.90%	$1,786	$84,380	$86,166
2018	4	10	3.90% - 4.65%	4.02%	3,853	57,779	61,632
2019	1	5	4.61%	3.32%	3,905	10,000	13,905
2020	—	—	—	—	4,100	—	4,100
2021	—	—	—	—	4,365	—	4,365
Thereafter	6	100	4.67% - 6.00%	5.73%	11,758	240,380	252,138
Total	17	120		5.32%	$29,767	$392,539	$422,306
CMBS Liquidity Matters
As of June 30, 2017, we are in default on four CMBS fixed-rate loans due to the underperformance of the six properties securing the loans. The aggregate principal balance under the defaulted loans was $53.6 million, including $10.7 million of accrued interest. We believe the value of the six properties is less than the related debt. As a result, we have notified the lender of the special purpose entity that we anticipate either surrendering these properties to the lender or selling them in exchange for relieving the indebtedness, including any accrued interest, encumbering the properties.
The following table provides key elements of the defaulted mortgage loans as of June 30, 2017 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate	Default Rate	Accrued Interest (1)

Manufacturing	3	$8,402	$—	$10,730	$10,444	$21,174	$—	5.85%	9.85%	$180
Sporting Goods	1	3,126	—	6,321	178	6,499	176	5.62%	10.62%	44
Consumer Electronics	1	3,131	—	8,592	144	8,736	285	5.87%	9.87%	72
Multi-Tenant Retail	1	12,967	—	17,250	(25)	17,225	178	5.53%	7.53%	54
Total	6	$27,626	$—	$42,893	$10,741	$53,634	$639	5.72%	9.13%	$350
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.

DEBT MATURITIES
Future principal payments due on our various types of debt outstanding as of June 30, 2017 (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter

Revolving Credit Facility (1)	$320,000	$—	$—	$320,000	$—	$—	$—
Term Loan (2)	420,000	—	420,000	—	—	—	—
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
Master Trust Notes	1,662,578	11,765	163,262	40,420	448,202	236,046	762,883
CMBS - fixed-rate (3)	476,364	140,224	61,632	13,905	4,100	4,365	252,138
Convertible Notes	747,500	—	—	402,500	—	345,000	—
	$3,926,442	$151,989	$644,894	$776,825	$452,302	$585,411	$1,315,021
(1) 2019 includes the Revolving Credit Facility which is extendible for one year at the borrower's option.
(2) 2018 includes $420 million unsecured Term Loan that is extendible at borrower's option pursuant to two one-year extension options.
(3) The CMBS - fixed-rate payment balance in 2017 includes $53.6 million, including $10.7 million of capitalized interest, for the acceleration of principal payable following an event of default under four CMBS fixed-rate loans with stated maturities in 2017.
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

Cash Flows
The following table presents a summary of our cash flows for the six months ended June 30, 2017 and June 30, 2016, respectively:

	Six Months Ended June 30,
	2017	2016	Change
	(in Thousands)
Net cash provided by operating activities	$195,978	$176,980	$18,998
Net cash (used in) provided by investing activities	(22,926)	491	(23,417)
Net cash used in financing activities	(171,865)	(169,851)	(2,014)
Net increase in cash and cash equivalents	$1,187	$7,620	$(6,433)
As of June 30, 2017, we had $11.2 million of cash and cash equivalents as compared to $10.1 million as of December 31, 2016.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to net changes in operating assets and liabilities of $8.5 million and decreases in cash paid for interest of $15.4 million, debt extinguishment costs of $10.6 million, restructuring charge payments of $3.3 million and payments to terminate interest rate swaps of $1.7 million. This was partially offset by a reduction in cash revenue of $8.3 million, driven by tenant credit losses and the timing of acquisitions and dispositions, and increases in property costs of $4.7 million and general and administrative expenses of $3.1 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a lessor extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the six months ended June 30, 2017 included $218.1 million to fund the acquisition of 35 properties (one of which was acquired through a $2.7 million non-cash 1031 Exchange) and capitalized real estate expenditures of $23.3 million, mostly offset by cash proceeds of $239.1 million from the disposition of 105 properties (two of which were disposed of through a $2.7 million 1031 Exchange). Net cash used by investing activities also includes the the transfer of $19.6 million in net sales proceeds to restricted cash accounts and collections of principal on loans receivable and real estate assets under direct financing leases totaling $2.1 million.
During the same period in 2016, net cash provided by investing activities included proceeds of $189.0 million from the disposition of 65 properties (five of which were disposed of through a $24.4 million 1031 Exchange) partially offset by $235.3 million to fund the acquisition of 125 properties (11 of which were acquired through a $64.3 million non-cash 1031 Exchange) and capitalized real estate expenditures of $6.0 million. Net cash provided by investing activities also included the transfer of sales proceeds to restricted cash accounts of $3.9 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $16.8 million.
Financing Activities
Generally, our net cash used in and provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facility and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during the six months ended June 30, 2017 was primarily attributable to the repurchase of shares of common stock totaling $203.8 million, $3.3 million of which related to net settlement of restricted shares, and the payment of dividends to equity owners of $174.7 million, both of which were paid primarily through sources from our operating cash flows and net borrowings under our Revolving Credit Facility. These amounts were partially offset by net borrowings under our Revolving Credit Facility of $234.0 million.
During the same period in 2016, net cash used in financing activities was primarily attributable to repayment of our indebtedness of $460.8 million and the payment of dividends to equity owners of $155.0 million, both of which were paid primarily through operating cash flows. These amounts were partially offset by the issuance and sale of 3.0 million shares of our common stock in an underwritten public offering and the sale of 6.6 million shares of our common stock under our ATM Program for aggregate net proceeds of $402.0 million, and net borrowings under our Revolving Credit Facility and Term Loan of $45.0 million.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any material off-balance sheet arrangements.
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
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring costs, other general and administrative costs associated with relocation of our headquarters, transaction costs associated with our proposed spin-off, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs' AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income determined in accordance with GAAP as a performance measure. A reconciliation of our FFO and AFFO to net income (loss) attributable to common stockholders (computed in accordance with GAAP) is included in the financial information accompanying this report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$23,206	$45,959	$36,035	$69,059
Add/(less):
Portfolio depreciation and amortization	64,081	64,166	128,936	128,737
Portfolio impairments	15,996	13,371	50,372	26,309
Realized gains on sales of real estate	(15,273)	(11,115)	(31,490)	(21,261)
Total adjustments to net income	64,804	66,422	147,818	133,785

FFO	$88,010	$112,381	$183,853	$202,844
Add/(less):
(Gain) loss on debt extinguishment	(8)	(14,016)	22	(8,675)
Restructuring charges	—	1,813	—	2,462
Other costs included in general and administrative associated with headquarters relocation	—	1,129	—	1,941
Transaction costs	485	—	485	—
Real estate acquisition costs	424	979	577	1,036
Non-cash interest expense	5,665	3,010	11,127	5,966
Accrued interest and fees on defaulted loans	899	1,243	1,573	3,098
Swap termination costs (included in general and administrative)	—	1,724	—	1,724
Non-cash revenues, net	(5,523)	(5,367)	(11,914)	(11,954)
Non-cash compensation expense	9,194	1,485	11,438	3,790
Total adjustments to FFO	11,136	(8,000)	13,308	(612)

AFFO	$99,146	$104,381	$197,161	$202,232

Dividends declared to common stockholders	$82,422	$83,944	$169,544	$161,545
Net income per share of common stock
Basic (3)	$0.05	$0.10	$0.07	$0.15
Diluted (3)	$0.05	$0.10	$0.07	$0.15
FFO per share of common stock
Diluted (3)	$0.18	$0.24	$0.38	$0.44
AFFO per share of common stock
Diluted (3)	$0.21	$0.22	$0.41	$0.44
Weighted average shares of common stock outstanding:
Basic	479,102,268	473,161,125	480,845,051	457,263,526
Diluted	479,102,268	473,164,386	480,845,622	457,267,015
(1) For the three months ended June 30, 2017 and 2016, dividends paid to unvested restricted stockholders of $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2017 and 2016, dividends paid to unvested restricted stockholders of $0.4 million and $0.2 million , respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see footnote 12 to the consolidated financial statements herein).

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA - Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

June 30,
2017	2016
(Unaudited)
Revolving Credit Facility	$320,000	$—
Term Loan, net	418,880	368,207
Unsecured Senior Notes, net	295,135	—
Mortgages and notes payable, net	2,103,425	2,571,844
Convertible Notes, net	709,183	696,290
3,846,623	3,636,341
Add/(less):
Unamortized debt discount, net	46,687	51,783
Unamortized deferred financing costs	33,132	37,848
Cash and cash equivalents	(11,246)	(29,410)
Restricted cash balances held for the benefit of lenders	(52,277)	(21,704)
Total adjustments	16,296	38,517
Adjusted Debt	$3,862,919	$3,674,858

Three Months Ended June 30,
2017	2016
(Unaudited)
Net income attributable to common stockholders	$23,206	$45,959
Add/(less):
Interest	46,826	49,172
Depreciation and amortization	64,220	64,263
Income tax expense	265	839
Total adjustments	111,311	114,274
EBITDA	$134,517	$160,233
Add/(less):
Restructuring charges	—	1,813
Other costs in general and administrative associated with headquarters relocation	—	1,129
Transaction costs	485	—
Real estate acquisition costs	424	979
Impairments on real estate assets	15,996	13,371
Swap termination costs (included in general and administrative)	—	1,724
Realized gain on sales of real estate	(15,273)	(11,115)
Loss on debt extinguishment	(8)	(14,016)
Total adjustments to EBITDA	1,624	(6,115)
Adjusted EBITDA	$136,141	$154,118
Annualized Adjusted EBITDA (1)	$544,564	$616,472

Adjusted Debt / Annualized Adjusted EBITDA	7.1	x	6.0	x
Adjusted Debt / Annualized Adjsted EBITA excluding severance costs (2)	6.6	x	n/a

(1) Adjusted EBITDA of the current quarter multiplied by four.
(2) Excludes severance costs of $11.1 million for the three months ended June 30, 2017.

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
Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and global economic and political conditions, which are beyond our control. Our operating results depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our Revolving Credit Facility and Term Loan. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments, which may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of June 30, 2017, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of June 30, 2017, $3.2 billion of our indebtedness was fixed-rate, consisting of our Master Trust Notes, fixed-rate CMBS loans, Senior Unsecured Notes and Convertible Notes, with a weighted average stated interest rate of 4.67%, excluding amortization of deferred financing costs and debt discounts/premiums. As of June 30, 2017, $740.0 million of our indebtedness was variable-rate, consisting of our Revolving Credit Facility and Term Loan, with a weighted average stated interest rate of 2.50%, excluding amortization of deferred financing costs and debt discounts/premiums. If one-month LIBOR as of June 30, 2017 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $740.0 million outstanding under the Revolving Credit Facility and Term Loan would impact our future earnings and cash flows by $7.4 million.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2017 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Revolving Credit Facility	$320,000	$320,005
Term Loan, net (1)	418,880	420,042
Senior Unsecured Notes, net (1)	295,135	293,985
Mortgages and notes payable, net (1)	2,103,425	2,227,511
Convertible Notes, net (1)	709,183	743,334
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2017 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2017 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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
Item 1A. Risk Factors.
Please review the Risk Factors disclosed in the section entitled “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 24, 2017, as well as the supplemental risk factors below. There were no other material changes to the risk factors as described in our Annual Report on Form 10-K.
A substantial number of our properties are leased to one tenant, which may result in increased risk due to tenant and industry concentration.
Currently, we lease 105 properties to Shopko, primarily pursuant to three master leases. The Shopko leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko. Revenues generated from Shopko represented 7.9% of our Contractual Rent for the month ended June 30, 2017. Because a significant portion of our revenues are derived from rental revenues received from Shopko, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect us.
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
As of June 30, 2017, leases representing approximately 77% and 17% of our Contractual Rent were with tenants in the retail and restaurant industries, respectively, and we may acquire additional retail and restaurant properties in the future. Accordingly, decreases in the demand for retail and/or restaurant spaces adversely impact us. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or over the Internet. In recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business or have significantly reduced the number of their retail stores. In particular, we have experienced, and expect to continue to experience, challenges with some of our general merchandise retailers through increased credit losses.
To the extent that the adverse conditions listed above continue, they are likely to negatively affect market rents for retail and restaurant space, thereby reducing rents payable to us, and they may lead to increased vacancy rates at our properties and diminish our ability to attract and retain retail and restaurant tenants.
The proposed spin-off of our properties leased to Shopko and assets that collateralize Master Trust 2014 into an independent, publicly-traded REIT may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
On August 3, 2017, we announced a plan to spin off our interests in our properties leased to Shopko and assets that collateralize Master Trust 2014 into an independent, publicly traded REIT. We expect to complete the spin-off in the first half of 2018, although there can be no assurance as to whether or when the spin-off will occur. The spin-off is subject to various conditions, including declaration by the SEC that SpinCo's registation statement on Form 10 is effective, customary third-party consents and final approval and declaration of the distribution by our Board of Directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than anticipated. We also expected to incur sigificant expenses in connection with the spin-off.
We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the spin-off, or such benefits may be delayed or not occur at all. Additionally, we may experience negative reactions from financial markets if we do not complete the spin-off in a reasonable time period. Following the spin-off, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the spin-off not occurred.

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

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Fourth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on May 15, 2017 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Registration Statement on Form S-4 on March 29, 2013 and incorporated herein by reference.

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

10.25	Director Compensation Program of Spirit Realty Capital, Inc. as of January 1, 2015 filed within as Exhibit 10.25 of the Company's Form 10-Q on August 4, 2016 and incorporated herein by reference.

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

10.33
First Amendment to the Credit Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated as of November 3, 2015, filed as Exhibit 10.34 of the Company's Annual Report Form 10-K on February 26, 2016 and incorporated herein by reference.

10.34
Credit Agreement Guaranty dated as of March 31, 2015 in favor of Wells Fargo Bank National Association, the Administrative Agent for the lenders, and among Spirit Realty, L.P., filed as Exhibit 10.35 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.35
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

10.38
Second Amendment among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, National Association, as the administrative agent, dated as of April 28, 2017 and filed as Exhibit 10.40 on the Company's Quarterly Report on Form 10-Q on April 3, 2017 and incorporated herein by reference.

10.39
First Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated as of July 25, 2017, filed as Exhibit 10.1 of the Company's Form 8-K on July 25, 2017 and incorporated herein by reference.

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

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

Exhibit No.	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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
Date: August 3, 2017