Form 10-Q
period 2017-09-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2017-11-02
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 31, 2017, there were 455,897,075 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note
This report combines the quarterly reports on Form 10-Q for the three and nine months ended September 30, 2017 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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
Contractual Rent
Monthly contractual cash rent and earned income from direct financing leases, excluding percentage rents, from our properties owned fee-simple or ground leased, recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period.

Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Notes	Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership

Definitions:
REIT	Real Estate Investment Trust
Revolving Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
Series A Cumulative Redeemable Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$420.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
TSR	Total Shareholder Return
U.S.	United States

Unless otherwise indicated or unless the context requires otherwise, all references to "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Investments:
Real estate investments:
Land and improvements	$2,600,873	$2,704,010
Buildings and improvements	4,702,828	4,775,221
Total real estate investments	7,303,701	7,479,231
Less: accumulated depreciation	(1,018,544)	(940,005)
	6,285,157	6,539,226
Loans receivable, net	76,821	66,578
Intangible lease assets, net	429,857	470,276
Real estate assets under direct financing leases, net	24,883	36,005
Real estate assets held for sale, net	133,382	160,570
Net investments	6,950,100	7,272,655
Cash and cash equivalents	11,947	10,059
Deferred costs and other assets, net	218,400	140,917
Goodwill	254,340	254,340
Total assets	$7,434,787	$7,677,971
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facility	$386,000	$86,000
Term Loan, net	419,091	418,471
Senior Unsecured Notes, net	295,242	295,112
Mortgages and notes payable, net	2,050,302	2,162,403
Convertible Notes, net	712,510	702,642
Total debt, net	3,863,145	3,664,628
Intangible lease liabilities, net	162,619	182,320
Accounts payable, accrued expenses and other liabilities	149,858	148,915
Total liabilities	4,175,622	3,995,863
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized: 455,900,032 and 483,624,120 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4,559	4,836
Capital in excess of par value	5,190,849	5,177,086
Accumulated deficit	(1,936,243)	(1,499,814)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	3,259,165	3,682,108
Total liabilities and stockholders’ equity	$7,434,787	$7,677,971
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rentals	$159,799	$161,765	$479,506	$484,090
Interest income on loans receivable	1,003	1,042	2,769	4,326
Earned income from direct financing leases	483	660	1,613	2,082
Tenant reimbursement income	4,691	3,469	13,136	10,493
Other income	3,574	5,572	6,583	11,600
Total revenues	169,550	172,508	503,607	512,591
Expenses:
General and administrative	13,712	15,112	49,992	40,611
Restructuring charges	—	3,264	—	5,726
Transaction costs	2,660	—	3,145	—
Property costs	8,080	6,916	26,763	20,854
Real estate acquisition costs	196	1,056	773	2,092
Interest	48,680	47,653	142,129	149,842
Depreciation and amortization	63,673	65,300	192,887	194,227
Impairments	37,737	15,407	88,109	41,396
Total expenses	174,738	154,708	503,798	454,748
(Loss) income before other income/(expense) and income tax benefit (expense)	(5,188)	17,800	(191)	57,843
Other income (expense):
Gain (loss) on debt extinguishment	1,792	(8,349)	1,770	326
Total other income (expense)	1,792	(8,349)	1,770	326
(Loss) income before income tax benefit (expense)	(3,396)	9,451	1,579	58,169
Income tax benefit (expense)	11	(12)	(419)	(932)
(Loss) income before gain on disposition of assets	(3,385)	9,439	1,160	57,237
Gain on disposition of assets	8,707	17,960	40,197	39,221
Net income attributable to common stockholders	$5,322	$27,399	$41,357	$96,458

Net income per share attributable to common stockholders—basic	$0.01	$0.06	$0.09	$0.21

Net income per share attributable to common stockholders—diluted	$0.01	$0.06	$0.09	$0.21

Weighted average shares of common stock outstanding:
Basic	456,671,617	479,554,362	472,698,692	457,263,526
Diluted	456,671,617	480,598,610	472,698,692	457,301,623

Dividends declared per common share issued	$0.1800	$0.1750	$0.5400	$0.5250
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$5,322	$27,399	$41,357	$96,458
Other comprehensive income:
Change in net unrealized losses on cash flow hedges	—	28	—	(1,145)
Net cash flow hedge losses reclassified to operations	—	—	—	2,165
Total comprehensive income	$5,322	$27,427	$41,357	$97,478
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2016	483,624,120	$4,836	$5,177,086	$(1,499,814)	$3,682,108
Net income	—	—	—	41,357	41,357
Dividends declared on common stock	—	—	—	(251,606)	(251,606)
Tax withholdings related to net stock settlements	(430,429)	(4)	—	(3,454)	(3,458)
Repurchase of common shares	(28,819,865)	(288)		(222,002)	(222,290)
Stock-based compensation, net	1,526,206	15	13,763	(724)	13,054
Balances, September 30, 2017	455,900,032	$4,559	$5,190,849	$(1,936,243)	$3,259,165
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income attributable to common stockholders	$41,357	$96,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,887	194,227
Impairments	88,109	41,396
Amortization of deferred financing costs	7,274	6,706
Payment to terminate interest rate swaps	—	(1,724)
Derivative net settlements, amortization and terminations	—	1,809
Amortization of debt discounts	9,663	3,354
Stock-based compensation expense	13,778	7,190
Gain on debt extinguishment	(1,770)	(326)
Debt extinguishment costs	—	(25,344)
Gains on dispositions of real estate and other assets, net	(40,197)	(39,221)
Non-cash revenue	(20,642)	(16,155)
Other	4,902	(1,514)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(8,728)	(8,911)
Accounts payable, accrued expenses and other liabilities	5,726	1,346
Net cash provided by operating activities	292,359	259,291
Investing activities
Acquisitions of real estate	(278,470)	(424,468)
Capitalized real estate expenditures	(34,939)	(8,307)
Investments in corporate leasehold improvements	—	(2,839)
Investments in loans receivable	(4,995)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	7,817	6,331
Proceeds from dispositions of real estate and other assets	342,032	245,921
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	—	58,194
Transfers of net sales proceeds to Master Trust Release	(64,941)	(3,953)
Net cash used in investing activities	(33,496)	(129,121)

	Nine Months Ended September 30,
	2017	2016
Financing activities
Borrowings under Revolving Credit Facility	781,200	828,000
Repayments under Revolving Credit Facility	(481,200)	(723,000)
Repayments under mortgages and notes payable	(76,403)	(790,224)
Borrowings under Term Loan	—	746,000
Repayments under Term Loan	—	(701,000)
Borrowings under Senior Unsecured Notes	—	298,134
Deferred financing costs	(192)	(4,017)
Proceeds from issuance of common stock, net of offering costs	—	446,613
Repurchase of shares of common stock	(225,748)	(739)
Dividends paid	(257,112)	(238,926)
Transfers (from) to reserve/escrow deposits with lenders	2,480	383
Net cash used in financing activities	(256,975)	(138,776)
Net increase (decrease) in cash and cash equivalents	1,888	(8,606)
Cash and cash equivalents, beginning of period	10,059	21,790
Cash and cash equivalents, end of period	$11,947	$13,184

Cash paid for interest	$121,166	$130,762
Cash paid for income taxes	$872	$763
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Investments:
Real estate investments:
Land and improvements	$2,600,873	$2,704,010
Buildings and improvements	4,702,828	4,775,221
Total real estate investments	7,303,701	7,479,231
Less: accumulated depreciation	(1,018,544)	(940,005)
	6,285,157	6,539,226
Loans receivable, net	76,821	66,578
Intangible lease assets, net	429,857	470,276
Real estate assets under direct financing leases, net	24,883	36,005
Real estate assets held for sale, net	133,382	160,570
Net investments	6,950,100	7,272,655
Cash and cash equivalents	11,947	10,059
Deferred costs and other assets, net	218,400	140,917
Goodwill	254,340	254,340
Total assets	$7,434,787	$7,677,971
Liabilities and partners' capital
Liabilities:
Revolving Credit Facility	$386,000	$86,000
Term Loan, net	419,091	418,471
Senior Unsecured Notes, net	295,242	295,112
Mortgages and notes payable, net	2,050,302	2,162,403
Notes payable to Spirit Realty Capital, Inc., net	712,510	702,642
Total debt, net	3,863,145	3,664,628
Intangible lease liabilities, net	162,619	182,320
Accounts payable, accrued expenses and other liabilities	149,858	148,915
Total liabilities	4,175,622	3,995,863
Commitments and contingencies (see Note 7)
Partners' capital:
Partnership units
General partner's capital: 3,988,218 units issued and outstanding as of both September 30, 2017 and December 31, 2016	24,835	26,586
Limited partners' capital: 451,911,814 and 479,635,902 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3,234,330	3,655,522
Total partners' capital	3,259,165	3,682,108
Total liabilities and partners' capital	7,434,787	7,677,971

See accompanying notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rentals	$159,799	$161,765	$479,506	$484,090
Interest income on loans receivable	1,003	1,042	2,769	4,326
Earned income from direct financing leases	483	660	1,613	2,082
Tenant reimbursement income	4,691	3,469	13,136	10,493
Other income	3,574	5,572	6,583	11,600
Total revenues	169,550	172,508	503,607	512,591
Expenses:
General and administrative	13,712	15,112	49,992	40,611
Restructuring charges	—	3,264	—	5,726
Transaction costs	2,660	—	3,145	—
Property costs	8,080	6,916	26,763	20,854
Real estate acquisition costs	196	1,056	773	2,092
Interest	48,680	47,653	142,129	149,842
Depreciation and amortization	63,673	65,300	192,887	194,227
Impairments	37,737	15,407	88,109	41,396
Total expenses	174,738	154,708	503,798	454,748
(Loss) income before other income/(expense) and income tax benefit (expense)	(5,188)	17,800	(191)	57,843
Other income (expense):
Gain (loss) on debt extinguishment	1,792	(8,349)	1,770	326
Total other income (expense)	1,792	(8,349)	1,770	326
(Loss) income before income tax benefit (expense)	(3,396)	9,451	1,579	58,169
Income tax benefit (expense)	11	(12)	(419)	(932)
(Loss) income before gain on disposition of assets	(3,385)	9,439	1,160	57,237
Gain on disposition of assets	8,707	17,960	40,197	39,221
Net income	$5,322	$27,399	$41,357	$96,458
Net income attributable to the general partner	$44	$232	344	817
Net income attributable to the limited partners	$5,278	$27,167	$41,013	$95,641

Net income per partnership unit - basic	$0.01	$0.06	$0.09	$0.21

Net income per partnership unit - diluted	$0.01	$0.06	$0.09	$0.21

Weighted average partnership units outstanding:
Basic	456,671,617	479,554,362	472,698,692	457,263,526
Diluted	456,671,617	480,598,610	472,698,692	457,301,623

Distributions declared per partnership unit issued	$0.1800	$0.1750	$0.5400	$0.5250

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$5,322	$27,399	$41,357	$96,458
Other comprehensive income:
Change in net unrealized losses on cash flow hedges	—	28	—	(1,145)
Net cash flow hedge losses reclassified to operations	—	—	—	2,165
Total comprehensive income	$5,322	$27,427	$41,357	$97,478
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)
(Unaudited)

	General Partner's Capital (1)		Limited Partners' Capital (2)		Total Partnership Capital

	Units	Amount	Units	Amount
Balances, December 31, 2016	3,988,218	$26,586	479,635,902	$3,655,522	$3,682,108
Net income	—	344	—	41,013	41,357
Partnership distributions declared	—	(2,095)	—	(249,511)	(251,606)
Tax withholdings related to net partnership unit settlements	—	—	(430,429)	(3,458)	(3,458)
Repurchase of partnership units	—	—	(28,819,865)	(222,290)	(222,290)
Stock-based compensation	—	—	1,526,206	13,054	13,054
Balances, September 30, 2017	3,988,218	$24,835	451,911,814	$3,234,330	$3,259,165
(1) Consists of general partnership interests held by OP Holdings.
(2) Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income attributable to partners	$41,357	$96,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,887	194,227
Impairments	88,109	41,396
Amortization of deferred financing costs	7,274	6,706
Payment to terminate interest rate swaps	—	(1,724)
Derivative net settlements, amortization and terminations	—	1,809
Amortization of debt discounts	9,663	3,354
Stock-based compensation expense	13,778	7,190
Gain on debt extinguishment	(1,770)	(326)
Debt extinguishment costs	—	(25,344)
Gains on dispositions of real estate and other assets, net	(40,197)	(39,221)
Non-cash revenue	(20,642)	(16,155)
Other	4,902	(1,514)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(8,728)	(8,911)
Accounts payable, accrued expenses and other liabilities	5,726	1,346
Net cash provided by operating activities	292,359	259,291
Investing activities
Acquisitions of real estate	(278,470)	(424,468)
Capitalized real estate expenditures	(34,939)	(8,307)
Investments in corporate leasehold improvements	—	(2,839)
Investments in loans receivable	(4,995)	—
Collections of principal on loans receivable and real estate assets under direct financing leases	7,817	6,331
Proceeds from dispositions of real estate and other assets	342,032	245,921
Transfers of net sales proceeds from restricted accounts pursuant to 1031 Exchanges	—	58,194
Transfers of net sales proceeds to Master Trust Release	(64,941)	(3,953)
Net cash used in investing activities	(33,496)	(129,121)

	Nine Months Ended September 30,
	2017	2016
Financing activities
Borrowings under Revolving Credit Facility	781,200	828,000
Repayments under Revolving Credit Facility	(481,200)	(723,000)
Repayments under mortgages and notes payable	(76,403)	(790,224)
Borrowings under Term Loan	—	746,000
Repayments under Term Loan	—	(701,000)
Borrowings under Senior Unsecured Notes	—	298,134
Deferred financing costs	(192)	(4,017)
Proceeds from issuance of partnership units, net of offering costs	—	446,613
Repurchase of partnership units	(225,748)	(739)
Dividends paid	(257,112)	(238,926)
Transfers (from) to reserve/escrow deposits with lenders	2,480	383
Net cash used in financing activities	(256,975)	(138,776)
Net increase (decrease) in cash and cash equivalents	1,888	(8,606)
Cash and cash equivalents, beginning of period	10,059	21,790
Cash and cash equivalents, end of period	$11,947	$13,184

Cash paid for interest	$121,166	$130,762
Cash paid for income taxes	$872	$763
See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
September 30, 2017
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
On August 3, 2017, the Company announced a proposed spin-off of almost all of the properties leased to Shopko, the assets that collateralize Master Trust 2014 and potentially additional assets into an independent, publicly traded REIT. Transaction costs associated with the spin off for the three and nine months ended September 30, 2017 totaled $2.7 million and $3.1 million, respectively, and are included within transaction costs on the accompanying consolidated statements of operations.
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
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. At September 30, 2017 and December 31, 2016, net assets totaling $2.73 billion and $2.95 billion, respectively, were held, and net liabilities totaling $2.15 billion and $2.26 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

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
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $8.3 million and $6.4 million at September 30, 2017 and December 31, 2016, respectively, against accounts receivable balances of $22.4 million and $25.3 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables. The Company established a reserve for losses of $2.4 million at September 30, 2017 and $7.7 million at December 31, 2016, against deferred rental revenue receivables of $77.3 million and $71.1 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Restricted Cash and Escrow Deposits
Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Collateral deposits (1)	$1,229	$1,374
Tenant improvements, repairs, and leasing commissions (2)	7,988	9,739
Master Trust Release (3)	79,353	14,412
Loan impounds (4)	330	670
Other (5)	7,444	644
	$96,344	$26,839
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
(5) Primarily funds held in lender controlled accounts released after scheduled debt service requirements are met. Balance changes are reflected in operating activities within the Statement of Cash Flows.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which narrows the definition of a business. The Company early adopted the guidance effective January 1, 2017 and application is on a prospective basis. Under the new guidance, the acquisition of a property with an in-place lease generally is no longer accounted for as an acquisition of a business, but instead as an asset acquisition, meaning the transaction costs of such an acquisition are now capitalized instead of expensed. Further, dispositions of properties generally no longer qualify as a disposition of a business and therefore do not generate allocated goodwill when determining gain or loss on sale.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

Note 3. Investments
Real Estate Investments

As of September 30, 2017, the Company's gross investment in real estate properties and loans totaled approximately $8.0 billion, representing investments in 2,511 properties, including 88 properties or other related assets securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.2%, accounting for more than 10% of the total dollar amount of the Company’s real estate investment portfolio.
During the nine months ended September 30, 2017, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2016	2,541	74	2,615	$8,181,076	$66,578	$8,247,654
Acquisitions/improvements (1)	43	15	58	314,141	19,190	333,331
Dispositions of real estate (2)	(161)	—	(161)	(392,504)	—	(392,504)
Principal payments and payoffs	—	(1)	(1)	—	(7,817)	(7,817)
Impairments	—	—	—	(88,109)	—	(88,109)
Write-off of gross lease intangibles	—	—	—	(64,766)	—	(64,766)
Loan premium amortization and other	—	—	—	(4,847)	(1,130)	(5,977)
Gross balance, September 30, 2017	2,423	88	2,511	7,944,991	76,821	8,021,812
Accumulated depreciation and amortization				(1,234,978)	—	(1,234,978)
Other				647	—	647
Net balance, September 30, 2017				$6,710,660	$76,821	$6,787,481
(1) Includes investments of $33.8 million in revenue producing capitalized expenditures, as well as $1.2 million of non-revenue producing capitalized expenditures as of September 30, 2017.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $42.0 million as of September 30, 2017.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including realized rent increases occurring after October 1, 2017) at September 30, 2017 (in thousands):

September 30, 2017
Remainder of 2017	$151,042
2018	597,808
2019	583,233
2020	566,864
2021	538,273
Thereafter	4,084,670
Total future minimum rentals	$6,521,890
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	September 30, 2017	December 31, 2016
Mortgage loans - principal	$62,833	$55,410
Mortgage loans - premium, net of amortization	5,568	7,194
Mortgages loans, net	68,401	62,604
Other note receivables - principal	8,420	4,474
Allowance for loan losses	—	(500)
Other note receivables, net	8,420	3,974
Total loans receivable, net	$76,821	$66,578
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are four other notes receivable included within loans receivable, of which two notes totaling $6.5 million are secured by tenant assets and stock and the remaining two notes are unsecured.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2017	December 31, 2016
In-place leases	$599,905	$624,723
Above-market leases	91,274	88,873
Less: accumulated amortization	(261,322)	(243,320)
Intangible lease assets, net	$429,857	$470,276

Below-market leases	$222,078	$236,008
Less: accumulated amortization	(59,459)	(53,688)
Intangible lease liabilities, net	$162,619	$182,320
The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases were $4.9 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively and $1.5 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $33.0 million and $35.1 million for the nine months ended September 30, 2017 and 2016, respectively, and $10.8 million and $11.6 million for the three months ended September 30, 2017 and 2016, respectively.
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	September 30, 2017	December 31, 2016
Minimum lease payments receivable	$7,809	$9,456
Estimated residual value of leased assets	24,552	35,640
Unearned income	(7,478)	(9,091)
Real estate assets under direct financing leases, net	$24,883	$36,005

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the nine months ended September 30, 2017 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2016	44	$160,570
Transfers from real estate investments held and used	80	212,726
Sales	(78)	(157,156)
Transfers to real estate investments held and used	(8)	(63,597)
Impairments		(19,161)
Balance, September 30, 2017	38	$133,382
Impairments

The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real estate and intangible asset impairment	$32,676	$13,894	$82,553	$35,236
Write-off of lease intangibles, net	5,061	1,491	5,556	6,463
Loans receivable recovery	—	—	—	(324)
Total impairments from real estate investment net assets	37,737	15,385	88,109	41,375
Other impairment	—	22	—	21
Total impairment loss	$37,737	$15,407	$88,109	$41,396

Impairments for the nine months ended September 30, 2017 were comprised of $22.6 million on properties classified as held for sale and $65.5 million on properties classified as held and used. Impairments for the nine months ended September 30, 2016 were comprised of $15.3 million on properties classified as held for sale and $26.1 million on properties classified as held and used.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	September 30, 2017	December 31, 2016
			(in Years)	(In Thousands)
Revolving Credit Facility	3.43%	2.49%	1.5	$386,000	$86,000
Term Loan	2.83%	2.59%	1.1	420,000	420,000
Senior Unsecured Notes	4.59%	4.45%	9.0	300,000	300,000
Master Trust Notes	5.58%	5.03%	5.5	1,657,402	1,672,706
CMBS fixed-rate	5.85%	5.89%	3.9	426,583	528,427
Convertible Notes	5.32%	3.28%	2.5	747,500	747,500
Total debt	4.97%	4.24%	4.2	3,937,485	3,754,633
Debt discount, net				(43,327)	(52,894)
Deferred financing costs, net (4)				(31,013)	(37,111)
Total debt, net				$3,863,145	$3,664,628
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs and credit facility fees, where applicable, calculated for the three months ended September 30, 2017 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2017.
(3) Represents the weighted average maturity based on the outstanding principal balance as of September 30, 2017.
(4) The Company records deferred financing costs for its Revolving Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.
Revolving Credit Facility
On March 31, 2015, the Company entered into the Credit Agreement, among the Operating Partnership as borrower and the Company as guarantor, that established a new $600.0 million unsecured credit facility. The Revolving Credit Facility matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the Revolving Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guarantees to material subsidiaries (as defined in the Credit Agreement) meeting certain conditions. At September 30, 2017, there were no subsidiaries meeting this requirement.
Borrowings bear interest at either a specified base rate or LIBOR plus an applicable margin, at the Operating Partnership's option. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.00% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of September 30, 2017, the Revolving Credit Facility bore interest at LIBOR plus 1.25% based on the Company's credit rating and incurred a facility fee of 0.25% per annum.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
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
As a result of entering into the Revolving Credit Facility and expanding the borrowing capacity, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Revolving Credit Facility. The unamortized deferred financing costs relating to the Revolving Credit Facility were $2.0 million and $2.9 million as of September 30, 2017 and December 31, 2016, respectively, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of September 30, 2017, $386.0 million was outstanding, no letters of credit were issued and $414.0 million of borrowing capacity was available under the Revolving Credit Facility. The Operating Partnership's ability to borrow under the Revolving Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's option. The borrowings bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.00% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of September 30, 2017, the Term Loan bore interest at LIBOR plus 1.35% based on the Company's credit rating.
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
As a result of entering into the Term Loan, the Company incurred origination costs of $2.4 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of September 30, 2017 and December 31, 2016, the unamortized deferred financing costs relating to the Term Loan were $0.9 million and $1.5 million, respectively, and recorded net against the principal balance of the Term Loan on the accompanying consolidated balance sheets.
As of September 30, 2017, the Term Loan was fully drawn. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of September 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs. This amount is being amortized to interest expense over the life of the Senior Unsecured Notes. As of both September 30, 2017 and December 31, 2016, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $3.1 million, and recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Corporation and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	September 30, 2017	December 31, 2016
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	2.7	$45,141	$53,919
Series 2014-1 Class A2	5.4%	2.8	253,300	253,300
Series 2014-2	5.8%	3.5	223,604	226,283
Series 2014-3	5.7%	4.5	311,459	311,820
Series 2014-4 Class A1	3.5%	2.3	150,000	150,000
Series 2014-4 Class A2	4.6%	12.3	360,000	360,000
Total Master Trust 2014 notes	5.1%	5.8	1,343,504	1,355,322
Series 2013-1 Class A	3.9%	1.2	125,000	125,000
Series 2013-2 Class A	5.3%	6.2	188,898	192,384
Total Master Trust 2013 notes	4.7%	4.2	313,898	317,384
Total Master Trust notes			1,657,402	1,672,706
Debt discount, net			(15,613)	(18,787)
Deferred financing costs, net			(14,050)	(16,376)
Total Master Trust Notes, net			$1,627,739	$1,637,543
(1) Represents the individual series stated interest rate as of September 30, 2017 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of September 30, 2017.
As of September 30, 2017, the Master Trust 2014 notes were secured by 815 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of September 30, 2017, the Master Trust 2013 notes were secured by 295 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
CMBS
As of September 30, 2017, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 10 fixed-rate non-recourse loans, excluding six loans in default, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of September 30, 2017, excluding the defaulted loans, ranged from 3.90% to 6.52% with a weighted average stated interest rate of 5.32%. As of September 30, 2017, these fixed-rate loans were secured by 113 properties. As of September 30, 2017 and December 31, 2016, the unamortized deferred financing costs associated with these fixed-rate loans were $4.2 million and $4.7 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans.
As of September 30, 2017, certain borrowers were in default under the loan agreements relating to six separate CMBS fixed-rate loans, where eight properties securing the respective loans were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 7.53% and 10.62%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of September 30, 2017, the aggregate principal balance under the defaulted loans was $62.9 million, which includes $11.8 million of interest capitalized to the principal balance.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
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
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. As of September 30, 2017, the conversion rate was 77.1889 per $1,000 principal note. Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of September 30, 2017 and December 31, 2016, the unamortized discount was $26.2 million and $33.5 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of September 30, 2017 and December 31, 2016, the unamortized deferred financing costs relating to the Convertible Notes were $8.8 million and $11.4 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the nine months ended September 30, 2017, the Company extinguished a total of $101.0 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 5.84%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $1.8 million. Payment of any premium is included in debt extinguishment costs within operating activities in the consolidated statement of cash flows.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

Debt Maturities
As of September 30, 2017, scheduled debt maturities of the Company’s Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Master Trust Notes, CMBS and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2017 (1)	$7,538	$122,634	$130,172
2018 (2)	41,954	569,800	611,754
2019 (3)	44,325	798,500	842,825
2020	39,096	413,206	452,302
2021	30,658	554,753	585,411
Thereafter	219,000	1,096,021	1,315,021
Total	$382,571	$3,554,914	$3,937,485
(1) The balloon payment balance in 2017 includes $62.9 million, including $11.8 million of capitalized interest, for the acceleration of principal payable following an event of default under six non-recourse CMBS loans with a stated maturity in 2017.
(2) 2018 includes $420 million unsecured Term Loan that is extendible at borrower's option pursuant to two one-year extension options.
(3) 2019 includes the Revolving Credit Facility which is extendible for one year at the borrower's option.
Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense – Revolving Credit Facility (1)	$3,075	$1,155	$5,632	$2,507
Interest expense – Term Loan	2,768	1,307	7,525	3,376
Interest expense – Senior Unsecured Notes	3,337	1,595	10,013	1,595
Interest expense – mortgages and notes payable	27,563	33,291	83,640	113,837
Interest expense – Convertible Notes (2)	6,127	6,127	18,382	18,382
Non-cash interest expense:
Amortization of deferred financing costs	2,451	2,303	7,274	6,706
Amortization of net losses related to interest rate swaps	—	28	—	85
Amortization of debt discount, net	3,359	1,847	9,663	3,354
Total interest expense	$48,680	$47,653	$142,129	$149,842
(1) Includes facility fees of approximately $0.5 million for both of the three month periods ended September 30, 2017 and 2016, and approximately $1.6 million and $1.5 million for the nine month periods ended September 30, 2017 and 2016, respectively.
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
September 30, 2017
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
The Company has terminated all existing derivative contracts as of June 30, 2016 and has not entered into any new derivative contracts as of September 30, 2017.
The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the nine months ended September 30, 2016 (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Nine Months Ended
	September 30, 2016
Interest rate swaps	$28	$(1,145)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
Location of Loss Reclassified from AOCL into Operations	Three Months Ended	Nine Months Ended
	September 30, 2016
Interest expense	$—	$(459)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
Location of Loss Recognized in Operations on Derivatives	Three Months Ended	Nine Months Ended
	September 30, 2016
General and administrative expense	$—	$(1,706)

	Derivatives Not Designated as Hedging Instruments
Location of Loss Recognized in Operations on Derivatives	Three Months Ended	Nine Months Ended
	September 30, 2016
General and administrative expense	$—	$(18)
Note 6. Stockholders’ Equity and Partners' Capital
Issuance of Common Stock
During the nine months ended September 30, 2017, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.4 million shares of common stock valued at $3.5 million, solely to pay the associated statutory tax withholdings during the nine months ended September 30, 2017.
ATM Program
In November 2016, the Company's Board of Directors approved a new ATM Program and the Company terminated its existing program. As of September 30, 2017, no shares of the Company's common stock had been sold under the new ATM Program and $500.0 million in gross proceeds capacity remained available.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

Stock Repurchase Programs
In August 2017, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18 month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. As of September 30, 2017, 2,482,570 shares of the Company's common stock have been repurchased in open market transactions under the stock repurchase program, at a weighted average price of $8.75 per share, leaving $228.3 million in available capacity. Fees associated with the repurchase, of $49,700, are included in retained earnings.
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $200.0 million of its common stock over the 18 month time period following authorization. A total of 26,337,295 shares of the Company's outstanding common stock were repurchased in open market transactions under the stock repurchase program, at a weighted average price of $7.59 per share, equivalent to the full $200.0 million authorized. Fees associated with the share repurchase of $0.5 million are included in retained earnings.
Dividends Declared
For the nine months ended September 30, 2017, the Corporation's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
March 15, 2017	$0.1800	March 31, 2017	$87,122	April 14, 2017
June 15, 2017	$0.1800	June 30, 2017	$82,422	July 14, 2017
September 15, 2017	$0.1800	September 29, 2017	$82,062	October 13, 2017
The dividend declared on September 15, 2017 was paid on October 13, 2017 and is included in accounts payable, accrued expenses and other liabilities as of September 30, 2017.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

•
As of September 30, 2017, the Company had sold seven of the properties for total proceeds of $58.3 million, including five of the original seven rejected locations, resulting in 11 locations with leases in-place under substantially the same terms and rent (inclusive of the $3.0 million settlement related to rent reduction for an amended lease with Albertsons, LLC) and two locations that remain vacant.

•	To date, the Company has collected $5.5 million of the total claims and there is no guaranty that the remaining claims will be paid or otherwise satisfied in full.
As of September 30, 2017, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of September 30, 2017, the Company had commitments totaling $54.1 million, of which $11.3 million relates to future acquisitions with the majority of the remainder to fund revenue generating improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the total commitments of $54.1 million, $33.0 million is expected to be funded during fiscal year 2017. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The Company did not have any assets or liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis (in thousands):

	Fair Value Hierarchy Level
Description	Level 1	Level 2	Level 3
September 30, 2017
Retail	$—	$—	$17,000
Industrial	—	—	6,954
Office	—	—	6,020
Long-lived assets held and used	—	—	29,974
Long-lived assets held for sale	—	—	47,748

December 31, 2016
Retail	$—	$—	$37,934
Industrial	—	—	3,741
Office	—	—	8,538
Long-lived assets held and used	—	—	50,213
Lease intangible assets	—	—	6,384
Other assets	—	—	27
Long-lived assets held for sale	—	—	61,400

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
During the nine months ended September 30, 2017 and for the year ended December 31, 2016, we determined that 16 and 33 long-lived assets held and used, respectively, were impaired. The Company estimated the fair value of these properties using weighted average sales price per square foot of comparable properties for 15 of the 16 impaired properties during the nine months ended September 30, 2017 and for 16 of the 33 impaired properties during the year ended December 31, 2016.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

The following table provides information about the weighted average sales price per square foot of comparable properties used to estimate fair value (price per square foot in dollars):

	September 30, 2017			December 31, 2016
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$13.66 - 285.98	$53.99	355,428	$17.17 - $502.23	$58.78	290,770
Industrial	—	—	—	$26.43	$26.43	104,864
Office	$24.82 - 244.86	$40.14	161,346	$35.00	$35.00	135,675
The Company estimated the fair value on 1 of the 16 impaired properties using the weighted average listing price of comparable properties or broker opinion of value per square foot during the nine months ended September 30, 2017 and on 17 of the 33 impaired properties during the year ended December 31, 2016.
The following table provides information about the weighted average listing price and broker opinion of value per square foot of comparable properties used to estimate fair value (price per square foot in dollars):

	September 30, 2017			December 31, 2016
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	—	$—	—	$15.40 - $170.02	$40.80	516,916
Industrial	$5.73	$5.73	370,824	$9.09	$9.09	149,627
Office	—	$—	—	$56.81	$56.81	34,992
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2017 and December 31, 2016. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

The estimated fair values of the following financial instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$76,821	$80,396	$66,578	$71,895
Revolving Credit Facility	386,000	385,993	86,000	87,718
Term Loan, net (1)	419,091	420,024	418,471	428,441
Senior Unsecured Notes, net (1)	295,242	300,039	295,112	283,473
Mortgages and notes payable, net (1)	2,050,302	2,068,788	2,162,403	2,282,142
Convertible Notes, net (1)	712,510	758,085	702,642	784,175
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 9. Significant Credit and Revenue Concentration
As of September 30, 2017 and December 31, 2016, the Company’s real estate investments are operated by 421 and 450 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of rental revenue. Total rental revenues from properties leased to Shopko for the three months ended September 30, 2017 and 2016, contributed 7.5% and 8.3% of the rental revenue shown in the accompanying consolidated statements of operations. No other tenant contributed 4% or more of the rental revenue during any of the periods presented. As of September 30, 2017 and December 31, 2016, the Company's net investment in Shopko properties represents approximately 5.1% and 5.8%, respectively, of the Company’s total assets and the Company's real estate investment in Shopko represents approximately 7.0% and 7.7%, respectively, of the Company's total real estate investment portfolio.
Note 10. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of debt in exchange for collateral assets	—	47,780
Reduction and assumption of debt through sale of certain real estate properties	39,141	—
Reclass of residual value on expired deferred financing lease to operating asset	11,088	—
Net real estate and other collateral assets sold or surrendered to lender	35,008	22,728
Mortgage notes receivable transferred for real estate properties acquired	—	26,609
Accrued interest capitalized to principal (1)	2,430	3,584
Accrued performance share dividend rights	699	340
Distributions declared and unpaid	82,062	84,730
Accrued deferred financing costs	1,373	4,043
Real estate properties acquired under 1031 exchange	—	83,560
Real estate properties sold under 1031 exchange	—	43,828
Financing provided in connection with disposition of assets	15,015	—
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

Note 11. Incentive Award Plan
Restricted Shares of Common Stock
During the nine months ended September 30, 2017, the Company granted 1.1 million restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $9.9 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of September 30, 2017, there were approximately 1.5 million unvested restricted shares outstanding.
Performance Share Awards
During the nine months ended September 30, 2017, the Board of Directors or committee thereof approved target grants of 0.9 million performance shares to executive officers of the Company. The performance period of these grants runs through December 31, 2019. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years. Based on the grant date fair value and as of September 30, 2017, the Corporation expects to recognize $8.7 million in compensation expense on a straight-line basis over the requisite service period.
Approximately $0.7 million and $0.5 million in dividend rights have been accrued for non-vested performance share awards outstanding as of September 30, 2017 and December 31, 2016, respectively. For outstanding non-vested awards at September 30, 2017, no shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the three months ended September 30, 2017 and 2016, the Company recognized $2.3 million and $3.4 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, the Company recognized $13.8 million and $7.2 million, respectively, in stock-based compensation expense. Stock-based compensation expense for the nine months ended September 30, 2017 included $6.9 million related to the acceleration of Restricted Stock and Performance Share Awards upon the departure of the Chief Executive Officer.
As of September 30, 2017, the remaining unamortized stock-based compensation expense, including amounts relating to the performance share awards, totaled $20.6 million, including $11.9 million related to restricted stock awards and $8.7 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.
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
September 30, 2017
(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted income:
Net income	5,322	27,399	41,357	96,458
Less: income attributable to unvested restricted stock	(265)	(192)	(682)	(430)
Net income attributable to common stockholders used in basic and diluted income per share	$5,057	$27,207	$40,675	$96,028

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	458,035,972	480,326,857	473,919,177	457,992,378
Less: unvested weighted average shares of restricted stock	(1,364,355)	(772,495)	(1,220,485)	(728,852)
Weighted average shares of common stock outstanding used in basic income per share	456,671,617	479,554,362	472,698,692	457,263,526
Net income per share attributable to common stockholders—basic	$0.01	$0.06	$0.09	$0.21

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	—	67,506	—	33,938
Stock options	—	4,688	—	4,159
Convertible debt	—	972,054	—	—
Weighted average shares of common stock outstanding used in diluted income per share	456,671,617	480,598,610	472,698,692	457,301,623
Net income per share attributable to common stockholders—diluted	$0.01	$0.06	$0.09	$0.21

Potentially dilutive shares of common stock
Unvested shares of restricted stock	—	181,667	32,150	121,230
Total	—	181,667	32,150	121,230
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three and nine months ended September 30, 2017, the Corporation's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for both periods.
Note 13. Costs Associated With Restructuring Activities
On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters building in the spring of 2016, and finalized the move with the opening of the new office space in late September 2016. As a result of moving its corporate headquarters, the Company incurred various restructuring charges, including employee separation and relocation costs. Restructuring charges for the nine months ended September 30, 2016 totaled $5.7 million, and are included within restructuring charges on the accompanying consolidated statements of operations. As of and for the nine months ended September 30, 2017, the Company no longer had any accrued restructuring charges and incurred no additional restructuring charges.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2017
(Unaudited)

Note 14. Subsequent Event
On October 3, 2017, the Company closed on an offering of 6,900,000 shares of 6.000% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share, for aggregate net proceeds of 166.5 million, after deducting the underwriting discount and the Company's estimated expenses.

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
The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	industry and economic conditions;

•	volatility and uncertainty in the financial markets, including potential fluctuations in the CPI;

•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;

•	the financial performance of our traditional retail tenants and the demand for traditional retail space, particularly with respect to challenges being experienced by general merchandise retailers;

•	our ability to diversify our tenant base and reduce the concentration of our significant tenant;

•	the nature and extent of future competition;

•	increases in our costs of borrowing as a result of changes in interest rates and other factors;

•	our ability to access debt and equity capital markets;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

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

Overview
Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate assets throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on long-term, triple-net basis to high quality tenants with business operations within predominantly retail, but also office and industrial property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants. As of September 30, 2017, our owned real estate represented investments in 2,423 properties. Our properties are leased to 421 tenants across 49 states and 30 industries. As of September 30, 2017, our owned properties were approximately 99.1% occupied (based on number of properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by an additional 88 real estate properties or other related assets.
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
On August 3, 2017, we announced a proposed spin-off of almost all of our interests in our properties leased to Shopko, assets that collateralize Master Trust 2014 and potentially additional assets into an independent, publicly traded REIT ("SpinCo"). Pursuant to the plan, if the spin-off is completed, our stockholders would receive a distribution of stock issued by SpinCo. The spin-off is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SpinCo's registration statement on Form 10 is effective, customary third party consents, and final approval and declaration of the distribution by our Board of Directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than those described herein. The transaction is expected to be completed in the first half of 2018. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms, including the assets we plan to contribute to SpinCo.
Highlights
For the three months ended September 30, 2017:

•	Generated net income of $0.01 per share and AFFO of $0.23 per share.

•	Invested $73.4 million in four properties, including revenue producing capital expenditures.

•	Disposed of 56 properties for $124.1 million, including 42 vacant properties for $46.8 million and three revenue producing Shopko properties for $18.5 million.

•	Approved a new stock repurchase program under which we may repurchase up to $250 million of our outstanding common stock.

•	Commenced an underwritten public offering of 6.000% Series A Cumulative Redeemable Preferred Stock, which closed on October 3, 2017, for aggregate net proceeds of $166.6 million.

For the nine months ended September 30, 2017:

•	Generated net income of $0.09 per diluted share and AFFO of $0.64 per share, including $4.2 million in cash severance charges.

•	Acquired 39 properties for $314.2 million and disposed of 161 properties for $406.4 million, including 96 vacant properties for $138.4 million and 11 properties leased to Shopko for $65.0 million.

•	Extinguished $101.0 million of high coupon secured debt that had a 5.84% weighted average rate.

Factors that May Influence Our Operating Results
ACQUISITIONS AND LEASE STRUCTURE
Our principal business is acquiring commercial real estate properties, generally leased to tenants under triple-net leases. Our ability to grow revenue and produce superior risk adjusted returns depends on our ability to acquire additional properties at a yield sufficiently in excess of our cost of capital. We focus on opportunities to acquire attractive commercial real estate by providing capital to small and middle-market companies that we conclude have stable and proven operating histories and attractive credit characteristics. Small and middle-market companies are often willing to enter into leases with structures and terms that we consider appealing and that we believe increase the security of rental payments.
Portfolio Diversification
Our strategy emphasizes a portfolio that (1) derives no more than 10% of its Contractual Rent from any single tenant and no more than 2.0% of its Contractual Rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.
A core component of our business is investing in and managing a portfolio of single-tenant, operationally essential retail real estate throughout the U.S. Accordingly, our performance is substantially dependent on the performance of our retail tenants. The market for traditional retail space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some traditional retail companies, the ongoing consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs or over the internet.
In particular, we have experienced and expect to continue to experience challenges with some of our retailers through increased credit losses. These credit losses resulted in lower revenues from non-performing leases and certain charges for the write-off of unrecoverable receivables. We expect the non-performance for certain of these leases to continue.
As of September 30, 2017, Shopko represents our most significant tenant. Currently we lease 101 properties to Shopko, pursuant to three master leases and two single site leases, under which we receive approximately $3.9 million in rental revenues per month. We reduced our Shopko tenant concentration to 7.8% at September 30, 2017 compared to 8.6% at September 30, 2016 (based on Contractual Rent). During the nine months ended September 30, 2017, we sold 11 Shopko properties for $65.0 million in gross proceeds as we continue our objective to reduce our exposure to Shopko.
As a result of the significant number of properties leased to Shopko, our results of operations and financial condition are significantly impacted by Shopko's performance under its leases. Shopko operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and large communities in the Midwest, Pacific Northwest, North Central and Western Mountain states.
Based on our monitoring of Shopko's financial information and recent liquidity events and other challenges, including bankruptcies, impacting the retail industry generally relative to recent years, we continue to be concerned about Shopko's ongoing ability to meet its obligations to us under its leases. Although Shopko is current on all of its obligations to us under its lease arrangements with us as of September 30, 2017, we can give you no assurance that this will continue to be the case, particularly if Shopko (not just the stores subject to leases with us) experiences a further decline in its business, financial condition and results of operations or loses access to liquidity. If such events were to occur, Shopko may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us or close certain of its stores, or file for bankruptcy, all of which could significantly decrease the amount of revenue we receive from it.
Operationally Essential Real Estate with Long-Term Leases
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenants would choose not to renew an expiring lease or reject a lease in bankruptcy. We also seek to enter into leases with relatively long initial terms, typically 15 to 20 years, and renewal options with attractive rent escalation provisions. As of September 30, 2017, our leases had a weighted average remaining lease term of 10.1 years, compared to a weighted average remaining lease term of 11.0 years as of September 30, 2016 (based on Contractual Rent).

Rent Escalators
Our leases generally contain provisions contractually increasing the rental revenue over the term of the lease at specified dates by (1) a fixed amount or (2) the lesser of 1 to 1.25 times any increase in CPI over a specified period or a fixed amount (typically 1-2% per year). The percentage of our single-tenant properties containing rent escalators remained consistent at 89% as of both September 30, 2017 and September 30, 2016, respectively (based on Contractual Rent).
Master Lease Structure
Where appropriate, we seek to enter into master leases, whereby we lease multiple properties to a single tenant on an “all or none” basis. The master lease structure prevents a tenant from unilaterally giving up under-performing properties while retaining well-performing properties. Master lease revenue contributed approximately 44% of our Contractual Rent as of September 30, 2017, compared to approximately 47% as of September 30, 2016.
Triple-Net Leases
Our leases are predominantly triple-net leases, whereby the tenant pays all property operating expenses, including but not limited to real estate taxes, insurance premiums and repair and maintenance costs. As of September 30, 2017, approximately 82% of our properties (based on Contractual Rent) are subject to triple-net leases, compared to approximately 83% as of September 30, 2016.
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
Active Management and Monitoring of Risks Related to Our Investments
We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and/or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy based on economically yielding properties has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010. The percentage of our properties that were occupied increased to approximately 99.1% as of September 30, 2017 from approximately 98.4% as of September 30, 2016.
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

Results of Operations
Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2017

	Three Months Ended September 30,
(In Thousands)	2017	2016	Change	% Change
Revenues:
Rentals	$159,799	$161,765	$(1,966)	(1.2)%
Interest income on loans receivable	1,003	1,042	(39)	(3.7)%
Earned income from direct financing leases	483	660	(177)	(26.8)%
Tenant reimbursement income	4,691	3,469	1,222	35.2%
Other income	3,574	5,572	(1,998)	(35.9)%
Total revenues	169,550	172,508	(2,958)	(1.7)%
Expenses:
General and administrative	13,712	15,112	(1,400)	(9.3)%
Restructuring charges	—	3,264	(3,264)	(100.0)%
Transaction costs	2,660	—	2,660	100.0%
Property costs	8,080	6,916	1,164	16.8%
Real estate acquisition costs	196	1,056	(860)	(81.4)%
Interest	48,680	47,653	1,027	2.2%
Depreciation and amortization	63,673	65,300	(1,627)	(2.5)%
Impairments	37,737	15,407	22,330	NM
Total expenses	174,738	154,708	20,030	12.9%
(Loss) income from continuing operations before other income (expense) and income tax benefit (expense)	(5,188)	17,800	(22,988)	NM
Other income (expense):
Gain (loss) on debt extinguishment	1,792	(8,349)	10,141	NM
Total other income (expense)	1,792	(8,349)	10,141	NM
(Loss) income from continuing operations before income tax benefit (expense)	(3,396)	9,451	(12,847)	NM
Income tax benefit (expense)	11	(12)	23	NM
(Loss) Income from continuing operations	$(3,385)	$9,439	$(12,824)	NM

Gain on disposition of assets	$8,707	$17,960	$(9,253)	(51.5)%
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
Rental revenue for the comparative period remained relatively flat as decreases in contractual rent were offset by decreases in tenant credit losses. Our contractual rental revenue between periods decreased 2.3% as we were a moderate disposer of income producing real estate over the trailing twelve month period. Our overall dispositions resulted in a decrease in real estate investments, which totaled $7.9 billion at September 30, 2017, compared to $8.3 billion at September 30, 2016.
Non-cash rentals for the three months ended September 30, 2017 and 2016 were $6.9 million and $6.7 million, respectively. These amounts represent approximately 4.3% and 4.2% of total rental revenue for the three months ended September 30, 2017 and 2016, respectively. Tenant credit losses decreased between periods due to a higher amount of nonperforming properties in the convenience store industry and restaurant - casual dining industry in the prior period.

Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income
The period-over-period decrease was due primarily to the receipt of $2.6 million in fee income associated with the prepayment of certain mortgage loans receivable in the three months ended September 30, 2016, and no comparative receipt during the three months ended September 30, 2017.
EXPENSES
General and administrative
The period-over-period decrease in general and administrative expenses is primarily due to a $1.7 million decrease in compensation and benefits expenses, primarily due to severance costs following the departure of an executive officer recognized in the prior year. This was partially offset by a $0.5 million increase in bad debt expense recorded period-over-period. The change in bad debt expense increased primarily as a result of certain sporting goods and restaurant - casual dining properties for which the rent has been determined to be uncollectible for the three months ended September 30, 2017, offset by a decrease in bad dent expenses related to convenience store properties period-over-period.
Transaction costs
In connection with the proposed spin-off almost all of our interests in our properties leased to Shopko, assets that collateralize Master Trust 2014 and potentially additional assets into an independent, publicly traded REIT ("SpinCo"), we have incurred $2.7 million in costs. These costs are comprised of $2.0 million in legal and financial adviser fees and $0.7 million in consulting and other costs.
Property costs
The increase in property costs is primarily due to a $1.2 million increase in reimbursable property taxes. Non-reimbursable property taxes were flat, with a decrease due to a reduction in vacant properties, offset by an increase in tenant credit issues. As of September 30, 2017 and 2016, respectively, 21 and 43 of our properties, representing approximately 0.9% and 1.6% of our owned properties, were vacant. Total tenant reimbursable property costs for the three months ended September 30, 2017 were $5.1 million, an increase from $4.3 million for the same period in 2016.
Interest
The increase in interest expense is primarily due to increased borrowings under our Revolving Credit Facility and Term Loan, as well as interest on our Senior Unsecured Notes, which were issued in August 2016. This was partially offset by the extinguishment of $166.7 million of mortgage debt with a weighted average interest rate of 5.8% during the twelve months ended September 30, 2017.

The following table summarizes our interest expense on related borrowings:

	Three Months Ended September 30,
(In Thousands)	2017	2016
Interest expense – Revolving Credit Facility (1)	$3,075	$1,155
Interest expense – Term Loan	2,768	1,307
Interest expense – Senior Unsecured Notes	3,337	1,595
Interest expense – mortgages and notes payable	27,563	33,291
Interest expense – Convertible Notes	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,451	2,303
Amortization of net losses related to interest rate swaps	—	28
Amortization of debt discount, net	3,359	1,847
Total interest expense	$48,680	$47,653
(1) Includes facility fees of approximately $0.5 million for the three months ended September 30, 2017 and September 30, 2016, respectively.
Depreciation and amortization
During the twelve months ended September 30, 2017, we acquired 81 properties, representing an investment in real estate of $562.6 million, and we disposed of 292 properties with a gross investment of $726.2 million. While we were a net disposer during the period (based on investment in real estate), the impact to depreciation was relatively flat due to the timing of acquisition and disposition activity. Our real estate investment value was further reduced due to impairment charges during the twelve-month period ended September 30, 2017 on properties that remain in our portfolio. Additionally, our real estate held-for-sale increased period-over-period. Properties held for sale are no longer depreciated. As a result, depreciation and amortization overall decreased minimally. The following table summarizes our depreciation and amortization expense:

	Three Months Ended September 30,
(In Thousands)	2017	2016
Depreciation of real estate assets	$52,698	$53,592
Other depreciation	143	145
Amortization of lease intangibles	10,832	11,563
Total depreciation and amortization	$63,673	$65,300
Impairment
Impairment charges for the three months ended September 30, 2017 were $37.7 million. These charges included $4.8 million on properties held for sale, including $2.5 million on three education properties and $0.8 million on vacant held for sale properties. The remaining $32.9 million was recorded on properties held and used, primarily related to $31.7 million on vacant properties held and used. There was no significant impact as a result of Hurricanes Harvey and Irma.
For the same period in 2016, impairment charges included $9.5 million on underperforming properties within the restaurant-casual dining, distribution and drug store/pharmacy industries and $4.4 million on properties held for sale.
Gain (loss) on debt extinguishment
During the three months ended September 30, 2017, we extinguished $49.8 million of mortgage debt related to two loans, resulting in a gain on debt extinguishment of $1.8 million primarily related to debt forbearance. For the same period in 2016, we extinguished $322.1 million of mortgage debt related to 62 loans and recorded a loss on debt extinguishment of $8.3 million.

Gain on disposition of assets
For the three months ended September 30, 2017, the gain on disposition of 56 properties included $0.5 million from the sale of three Shopko properties and $6.2 million from the sale of two building materials properties and one home improvement property. For the same period in 2016, the gain on disposition of 17 properties included $3.9 million from the sale of four Shopko properties and $10.3 million from the sale of one grocery property.
Results of Operations
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	% Change
Revenues:
Rentals	$479,506	$484,090	$(4,584)	(0.9)%
Interest income on loans receivable	2,769	4,326	(1,557)	(36.0)%
Earned income from direct financing leases	1,613	2,082	(469)	(22.5)%
Tenant reimbursement income	13,136	10,493	2,643	25.2%
Other income	6,583	11,600	(5,017)	(43.3)%
Total revenues	503,607	512,591	(8,984)	(1.8)%
Expenses:
General and administrative	49,992	40,611	9,381	23.1%
Restructuring charges	—	5,726	(5,726)	(100.0)%
Transaction costs	3,145	—	3,145	100.0%
Property costs	26,763	20,854	5,909	28.3%
Real estate acquisition costs	773	2,092	(1,319)	(63.0)%
Interest	142,129	149,842	(7,713)	(5.1)%
Depreciation and amortization	192,887	194,227	(1,340)	(0.7)%
Impairments	88,109	41,396	46,713	NM
Total expenses	503,798	454,748	49,050	10.8%
(Loss) income from continuing operations before other income and income tax expense	(191)	57,843	(58,034)	NM
Other income:
Gain on debt extinguishment	1,770	326	1,444	NM
Total other income	1,770	326	1,444	NM
Income from continuing operations before income tax expense	1,579	58,169	(56,590)	(97.3)%
Income tax expense	(419)	(932)	513	(55.0)%
Income from continuing operations	$1,160	$57,237	$(56,077)	(98.0)%

Gain on disposition of assets	$40,197	$39,221	$976	2.5%
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
Rental revenue for the comparative period remained relatively flat as decreases in contractual rent and increases in tenant credit losses were partially offset by increases in non-cash rent. Our contractual rental revenue between periods decreased 1.1% as we were a moderate disposer of income producing real estate over the trailing twelve month period. Our overall dispositions resulted in a decrease in real estate investments, which totaled $7.9 billion at September 30, 2017, compared to $8.3 billion at September 30, 2016. Additionally, we had tenant credit losses in the first quarter of 2017, where the majority of our nonperforming properties were in the convenience store and movie theater industries.

These decreases were partially offset by increases in non-cash rentals over the comparative period. Non-cash rentals for the nine months ended September 30, 2017 and 2016 were $22.3 million and $19.9 million, respectively. These amounts represent 4.6% and 4.1% of total rental revenue for the nine months ended September 30, 2017 and 2016, respectively.
Interest income on loans receivable
While financed properties increased from 75 at September 30, 2016 to 88 at September 30, 2017, resulting in an increase of 1.2% in mortgage loans receivable balances for the comparative period, interest income on loans receivable decreased as a result of a timing of the change in financed properties. We held 144 financed properties at the beginning of 2016, of which 66 were paid off in mid-2016. Additionally, the new properties financed in 2017 were all originated at the end of the nine months ended September 30, 2017.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income
The period-over-period decrease was due primarily to the receipt of $5.5 million in fee income associated with the prepayment of certain mortgage loans receivable in the nine months ended September 30, 2016, and no comparative receipt during the nine months ended September 30, 2017. This was partially offset by a $0.7 million increase in lease termination income over the comparative period.
EXPENSES
General and administrative
The period-over-period increase in general and administrative expenses is primarily due to $11.1 million in severance related costs, comprising $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the nine months ended September 30, 2017 following the departure of our chief executive officer and an increase of $2.8 million in bad debt expense recorded period-over-period. The change in bad debt expense increased primarily as a result of certain sporting goods and restaurant - casual dining properties for which the rent has been determined to be uncollectible for the nine months ended September 30, 2017, offset by a decrease in bad debt expenses related to convenience store properties period-over-period. Finally, the period-over-period increase in general and administrative expenses was partially offset by the $1.7 million loss recognized in the comparable prior period related to swap termination fees.
Property costs
The increase in property costs is primarily due to an increase in non-reimbursable property taxes of $3.8 million and an increase in reimbursable property taxes of $2.1 million. The increase in non-reimbursable property taxes resulted from an increase in average vacancy rates over the comparative periods, as well as tenant credit issues. Additionally, tenant reimbursable property costs for the nine months ended September 30, 2017 were $15.3 million, an increase from $13.4 million for the same period in 2016.
Interest
The decrease in interest expense is primarily due to the extinguishment of $166.7 million of mortgage debt with a weighted average interest rate of 5.8% during the twelve months ended September 30, 2017, in addition to the extinguishment of $322.1 million of mortgage debt in the third quarter of 2016 with a weighted average interest rate of 5.6%. This was partially offset by an increase in interest due to increased borrowings under our Revolving Credit Facility and Term Loan, as well as interest on our Senior Unsecured Notes, which were issued in August 2016.

The following table summarizes our interest expense on related borrowings:

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Interest expense – Revolving Credit Facility (1)	$5,632	$2,507
Interest expense – Term Loan	7,525	3,376
Interest expense – Senior Unsecured Notes	10,013	1,595
Interest expense – mortgages and notes payable	83,640	113,837
Interest expense – Convertible Notes	18,382	18,382
Non-cash interest expense:
Amortization of deferred financing costs	7,274	6,706
Amortization of net losses related to interest rate swaps	—	85
Amortization of debt discount, net	9,663	3,354
Total interest expense	$142,129	$149,842
(1) Includes facility fees of approximately $1.6 million and $1.5 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Depreciation and amortization
During the twelve months ended September 30, 2017, we acquired 81 properties representing an investment in real estate of $562.6 million and we disposed of 292 properties with a gross investment of $726.2 million. While we were a net disposer (based on investment in real estate), the impact to depreciation was relatively flat due to the timing of acquisition and disposition activity. Our real estate investment value was further reduced due to impairment charges during the twelve-month period ended September 30, 2017 on properties that remain in our portfolio. Additionally, our real estate held-for-sale increased period-over-period. Properties held for sale are no longer depreciated. As a result, depreciation and amortization overall decreased minimally. The following table summarizes our depreciation and amortization expense:

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Depreciation of real estate assets	$159,510	$158,804
Other depreciation	420	335
Amortization of lease intangibles	32,957	35,088
Total depreciation and amortization	$192,887	$194,227
Impairment
Impairment charges for the nine months ended September 30, 2017 were $88.1 million. These charges included $19.2 million on properties held for sale, including $14.7 million on vacant held for sale properties. The remaining $68.9 million was recorded on properties held and used, including $53.5 million on vacant properties held and used and $10.0 million of impairment on eight underperforming properties within the drug store/pharmacy and consumer electronics industries.
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
Gain on debt extinguishment
During the nine months ended September 30, 2017, we extinguished $101.0 million of mortgage debt related to four loans and recorded a $1.8 million gain. For the same period in 2016, we extinguished $817.3 million of mortgage debt and recognized a gain on debt extinguishment of $0.3 million. The gain was primarily attributable to the extinguishment of four defaulted mortgage loans upon transferring the properties collateralizing these loans to the lender, offset by losses from the defeasance fees on 391 properties.

Gain on disposition of assets
For the nine months ended September 30, 2017, the gain on disposition of 161 properties included $13.5 million from the sale of eleven Shopko properties, $7.6 million from the sale of five building materials properties, $7.4 million from the sale of 20 restaurant - casual dining and restaurant - quick service properties, and $9.0 million from the sale vacant properties. During the nine months ended September 30, 2016, we disposed of 82 properties and recorded gains totaling $39.2 million. These gains were primarily attributable to a $25.4 million gain from the sale of 21 properties within the restaurant - quick service industries, $10.3 million from the sale of one grocery property and a $8.4 million gain from the sale of nine Shopko properties.
Property Portfolio Information
PROPERTY PORTFOLIO DIVERSIFICATION

2,423	99.1%	49	421	30
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of September 30, 2017:

Tenant	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Shopko (Specialty Retail Shops Holding Corp.)	101	6,812	7.8%
AMC Entertainment, Inc. / Carmike Cinemas	18	917	2.6
Walgreen Company	42	622	2.4
Church's Chicken (Cajun Global, LLC)	186	264	2.2
Academy Sports + Outdoors (Academy, LTD )	6	1,805	1.9
Circle K (Alimentation Couche-Tard, Inc.)	82	248	1.9
Albertsons (AB Acquisition, LLC)	23	1,030	1.7
The Home Depot, Inc.	7	821	1.7
CVS Caremark Corporation	36	405	1.5
Carmax, Inc.	8	356	1.5
Other	1,893	34,119	74.8
Vacant	21	1,763	—
Total	2,423	49,162	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent of our owned real estate properties among different asset types as of September 30, 2017:

Asset Type	Number of Properties	Total Square Feet (in thousands)

Retail	2,235	36,913
Industrial	70	9,730
Office	118	2,519
Total	2,423	49,162

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of September 30, 2017:

Industry	Number of Owned Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

General Merchandise	139	8,191	9.4%
Restaurants - Casual Dining	306	1,830	8.6
Restaurants - Quick Service	586	1,364	8.1
Movie Theaters	62	3,115	7.4
Convenience Stores	318	1,026	7.0
Grocery	64	3,094	5.2
Drug Stores / Pharmacies	102	1,437	4.9
Medical / Other Office	120	1,268	4.8
Health and Fitness	44	1,775	4.1
Sporting Goods	18	2,547	3.4
Specialty Retail	42	2,175	3.3
Entertainment	26	1,199	3.1
Home Improvement	15	1,681	2.7
Education	55	821	2.7
Automotive Services	128	748	2.5
Home Furnishings	26	1,638	2.4
Building Materials	61	2,169	2.3
Automotive Dealers	23	665	2.3
Apparel	13	1,996	2.2
Distribution	12	1,239	2.1
Car Washes	41	231	1.9
Other	6	978	1.6
Manufacturing	17	2,289	1.4
Automotive Parts	61	523	1.2
Dollar Stores	77	788	1.2
Wholesale Clubs	5	512	1.1
Pet Supplies & Service	6	1,016	1.0
Financial Services	4	342	0.8
Office Supplies	18	488	0.8
Consumer Electronics	7	254	0.5
Vacant	21	1,763	—
Total	2,423	49,162	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of September 30, 2017:

% OF TOTAL NORMALIZED REVENUES
0% - 1%
1% - 2%
2% - 3%
3% - 4%
4% - 5%
>5%

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	305	5,933	11.9%	Arkansas	53	608	1.3
Georgia	182	2,080	6.0	Washington	14	578	1.2
Florida	155	1,579	5.7	Massachusetts	3	887	1.2
Illinois	112	2,890	5.7	Iowa	32	565	1.1
Ohio	124	2,448	5.2	New Jersey	14	883	1.1
California	37	1,421	4.3	Oregon	10	444	1.0
Michigan	137	2,105	3.9	Idaho	16	679	1.0
Wisconsin	45	3,054	3.9	Mississippi	41	360	0.9
Minnesota	50	2,169	3.5	New Hampshire	16	640	0.8
Arizona	60	940	3.0	Maryland	19	242	0.7
Tennessee	104	1,428	3.0	Louisiana	24	208	0.7
Missouri	91	1,369	2.9	South Dakota	8	390	0.7
Indiana	77	1,175	2.8	Montana	6	406	0.6
South Carolina	45	951	2.5	Connecticut	5	686	0.6
North Carolina	69	1,250	2.4	West Virginia	18	297	0.6
Alabama	106	726	2.2	Utah	7	618	0.5
Pennsylvania	55	1,174	2.0	Nebraska	12	363	0.4
Virginia	60	1,358	2.0	North Dakota	5	236	0.4
Colorado	29	993	1.9	Maine	25	68	0.4
New York	39	923	1.7	Rhode Island	4	117	0.3
New Mexico	38	548	1.7	Wyoming	8	180	0.2
Kansas	37	810	1.6	Alaska	5	63	0.1
Oklahoma	66	613	1.5	U.S. V.I.	1	38	0.1
Kentucky	47	564	1.5	Delaware	1	5	—
Nevada	5	1,099	1.3	Vermont	1	1	—

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of September 30, 2017. As of September 30, 2017, the weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 10.1 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent

Remainder of 2017	29	$8,230	1,013	1.4%
2018	72	22,295	1,824	3.7
2019	103	19,193	1,758	3.2
2020	73	18,966	1,508	3.1
2021	186	44,525	3,861	7.3
2022	116	32,015	2,849	5.3
2023	107	31,318	3,330	5.1
2024	57	22,306	1,369	3.7
2025	77	35,704	2,078	5.9
2026	192	43,940	3,945	7.2
2027 and thereafter	1,390	330,082	23,864	54.1
Vacant	21	—	1,763	—
Total owned properties	2,423	$608,574	49,162	100.0%
(1) Contractual Rent for the month ended September 30, 2017 for properties owned at September 30, 2017 multiplied by twelve.
Liquidity and Capital Resources
SHARE REPURCHASE PROGRAM
In August 2017, our Board of Directors approved a new stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with the new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. As of September 30, 2017, 2,482,570 shares of our common stock have been repurchased in open market transactions under the stock repurchase program, at a weighted average price of $8.75 per share, leaving $228.3 million in available capacity. Fees associated with the repurchase, of $49,700, are included in retained earnings.
In February 2016, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $200.0 million of our outstanding common stock. Under the prior program, we have repurchased, in open market transactions, 26.3 million shares of our outstanding common stock,at a weighted average price of $7.59 per share, equivalent to the $200.0 million authorized.
SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES
On a short-term basis, our principal demands for funds are for financing of acquisitions, distributions to stockholders, payment of interest and principal on our indebtedness and operating expenses (including property improvements and re-leasing costs). We expect to fund these demands primarily through cash provided by operating activities and borrowings under the Revolving Credit Facility. As of September 30, 2017, $414.0 million borrowing capacity was available under the Revolving Credit Facility along with $96.3 million in cash reserves on deposit with lenders and $11.9 million in cash and cash equivalents.

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
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of these assets are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At September 30, 2017, $79.4 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.
The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated investment grade as of September 30, 2017.

The Master Trust Notes as of September 30, 2017 are summarized below (principal in thousands):

	Stated Rates (1)	Maturity	September 30, 2017	December 31, 2016
		(in Years)	(in Thousands)
Series 2014-1 Class A1	5.1%	2.7	$45,141	$53,919
Series 2014-1 Class A2	5.4%	2.8	253,300	253,300
Series 2014-2	5.8%	3.5	223,604	226,283
Series 2014-3	5.7%	4.5	311,459	311,820
Series 2014-4 Class A1	3.5%	2.3	150,000	150,000
Series 2014-4 Class A2	4.6%	12.3	360,000	360,000
Total Master Trust 2014 notes	5.1%	5.8	1,343,504	1,355,322
Series 2013-1 Class A	3.9%	1.2	125,000	125,000
Series 2013-2 Class A	5.3%	6.2	188,898	192,384
Total Master Trust 2013 notes	4.7%	4.2	313,898	317,384
Total Master Trust notes			1,657,402	1,672,706
Debt discount, net			(15,613)	(18,787)
Deferred financing costs, net			(14,050)	(16,376)
Total Master Trust Notes, net			$1,627,739	$1,637,543
(1) Represents the individual series stated interest rate as of September 30, 2017 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of September 30, 2017.
Convertible Notes
The Convertible Notes are comprised of two series of notes: $402.5 million aggregate principal amount of 2.875% convertible notes maturing on May 15, 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of September 30, 2017, the carrying amount of the Convertible Notes was $712.5 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
Holders may convert notes of either series prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, only under specific circumstances. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of September 30, 2017, the conversion rate was 77.1889 per $1,000 principal note.
Revolving Credit Facility
As of September 30, 2017, the borrowing capacity under the Revolving Credit Facility was $800.0 million, which may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. the Revolving Credit Facility has an initial maturity of March 31, 2019, which is extendable for one year at our option. As of September 30, 2017, the Revolving Credit Facility bore interest at LIBOR plus 1.25% based on our credit rating and incurred a facility fee of 0.25% per annum. As of September 30, 2017, $386.0 million in borrowings were outstanding and $414.0 million of borrowing capacity was available under the Revolving Credit Facility.
Amounts available for borrowing under the Revolving Credit Facility remain subject to compliance with certain customary restrictive covenants. As of September 30, 2017, the Corporation and the Operating Partnership were in compliance with these covenants.

Term Loan
As of September 30, 2017, the borrowing capacity under the Term Loan was $420.0 million and may be increased up to $600.0 million by exercising an accordion feature, subject to obtaining additional lender commitments. The Term Loan has an initial maturity date of November 2, 2018, which may be extended at our option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. As of September 30, 2017, the Term Loan bore interest at LIBOR plus 1.35% based on our credit rating and the Term Loan was fully drawn.
Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants. As of September 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
In connection with the issuance of the Senior Unsecured Notes, the Corporation and the Operating Partnership remain subject to compliance with certain customary restrictive covenants. As of September 30, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
As of September 30, 2017, we had 16 fixed rate CMBS loans with $426.6 million of outstanding principal, a weighted average contractual interest rate of 5.89% and a weighted average maturity of 3.9 years. Approximately 71% of this debt is partially amortizing and requires a balloon payment at maturity. These balances include six CMBS fixed-rate loans that are in default, discussed further below. The following table shows the outstanding principal of the CMBS fixed-rate loans excluding the defaulted loans as of September 30, 2017 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total

Remainder of 2017	1	1	6.52%	6.50%	$51	$39,830	$39,881
2018	2	7	3.90% - 4.60%	4.21%	—	44,550	44,550
2019	1	5	4.61%	4.61%	—	10,000	10,000
2020	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—
Thereafter	6	100	4.67% - 6.00%	5.33%	28,853	240,380	269,233
Total	10	113		5.32%	$28,904	$334,760	$363,664

CMBS Liquidity Matters
As of September 30, 2017, we are in default on six CMBS fixed-rate loans due to the underperformance of the eight properties securing the loans. The aggregate principal balance under the defaulted loans was $62.9 million, including $11.8 million of accrued interest. We believe the value of the eight properties is less than the related debt. As a result, we have notified the lender of the special purpose entity that we anticipate either surrendering these properties to the lender or selling them in exchange for relieving the indebtedness, including any accrued interest, encumbering the properties.
The following table provides key elements of the defaulted mortgage loans as of September 30, 2017 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate	Default Rate	Accrued Interest (1)

Manufacturing	2	$4,895	$—	$5,460	$10,942	$16,402	$—	5.85%	9.85%	$135
Sporting Goods	1	3,098	—	6,321	251	6,572	57	5.62	10.62	58
Consumer Electronics	1	3,057	—	8,592	367	8,959	286	5.87	9.87	74
Multi-Tenant Retail	1	12,773	—	17,250	148	17,398	265	5.53	7.53	73
Sporting Goods	2	3,480	—	9,625	78	9,703	455	4.39	9.39	76
Sporting Goods	1	2,019	—	3,853	32	3,885	169	4.65	9.65	31
Total	8	$29,322	$—	$51,101	$11,818	$62,919	$1,232	5.44%	8.3%	$447
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
DEBT MATURITIES
Future principal payments due on our various types of debt outstanding as of September 30, 2017 (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter

Revolving Credit Facility (1)	$386,000	$—	$—	$386,000	$—	$—	$—
Term Loan (2)	420,000	—	420,000	—	—	—	—
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
Master Trust Notes	1,657,402	6,589	163,262	40,420	448,202	236,046	762,883
CMBS - fixed-rate (3)	426,583	123,583	28,492	13,905	4,100	4,365	252,138
Convertible Notes	747,500	—	—	402,500	—	345,000	—
	$3,937,485	$130,172	$611,754	$842,825	$452,302	$585,411	$1,315,021
(1) 2019 includes the Revolving Credit Facility which is extendible for one year at the borrower's option.
(2) 2018 includes the $420 million unsecured Term Loan that is extendible at borrower's option pursuant to two one-year extension options.
(3) The CMBS - fixed-rate payment balance in 2017 includes $62.9 million, including $11.8 million of capitalized interest, for the acceleration of principal payable following an event of default under six CMBS fixed-rate loans with stated maturities in 2017.
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
Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2017 and September 30, 2016, respectively:

	Nine Months Ended September 30,
	2017	2016	Change
	(in Thousands)
Net cash provided by operating activities	$292,359	$259,291	$33,068
Net cash used in investing activities	(33,496)	(129,121)	95,625
Net cash used in financing activities	(256,975)	(138,776)	(118,199)
Net increase (decrease) in cash and cash equivalents	$1,888	$(8,606)	$10,494
As of September 30, 2017, we had $11.9 million of cash and cash equivalents as compared to $10.1 million as of December 31, 2016.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to decreases in debt extinguishment costs of $25.3 million, cash paid for interest of $14.5 million, restructuring charge payments of $7.9 million and net changes in operating assets and liabilities of $4.5 million, and payments to terminate interest rate swaps of $1.7 million . This was partially offset by a reduction in cash revenue of $13.5 million, driven by tenant credit losses and the timing of acquisitions and dispositions, and increases in property costs of $5.9 million and general and administrative expenses of $2.8 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a lessor extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the nine months ended September 30, 2017 included $278.5 million to fund the acquisition of 39 properties (one of which was acquired through a $2.7 million non-cash 1031 Exchange) and capitalized real estate expenditures of $34.9 million, and , the transfer of $64.9 million in net sales proceeds to restricted cash accounts, mostly offset by cash proceeds of $342.0 million from the disposition of 161 properties (two of which were disposed of through a $2.7 million 1031 Exchange).
During the same period in 2016, net cash used by investing activities included $424.5 million to fund the acquisition of 227 properties (33 of which were acquired through a $83.6 million non-cash 1031 Exchange) and capitalized real estate expenditures of $8.3 million, partially offset by proceeds of $245.9 million from the disposition of 82 properties (six of which were disposed of through a $43.7 million 1031 Exchange) and the transfer of $58.2 million in net sales proceeds from restricted accounts pursuant to 1031 Exchanges.
Financing Activities
Generally, our net cash used in financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facility and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during the nine months ended September 30, 2017 was primarily attributable to the payment of dividends to equity owners of $257.1 million, the repurchase of shares of common stock totaling $225.7 million, $3.5 million of which related to net settlement of restricted shares, and the repayment of mortgages and notes payable of $76.4 million, all of which were paid primarily through sources from our operating cash flows and net borrowings under our Revolving Credit Facility. These amounts were partially offset by net borrowings under our Revolving Credit Facility of $300.0 million.
During the same period in 2016, net cash used in financing activities was primarily attributable to repayment of our indebtedness of $790.2 million and the payment of dividends to equity owners of $238.9 million, both of which were paid primarily through sources from our operating cash flows and net borrowings under our Revolving Credit Facility, Term Loan and Senior Unsecured Notes. These amounts were partially offset by the issuance of 34.5 million shares of our common stock through an underwritten public offering and sale of 6.3 million shares of our common stock under our ATM Program for aggregate net proceeds of $446.6 million, and net borrowings under our Revolving Credit Facility and Term Loan of $150.0 million and net proceeds of $296.2 million from the issuance of $300 million aggregate principal Senior Unsecured Notes (see Note 4).

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any material off-balance sheet arrangements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders (1) (2)	$5,322	$27,399	$41,357	$96,458
Add/(less):
Portfolio depreciation and amortization	63,530	65,155	192,465	193,892
Portfolio impairments	37,737	15,384	88,109	41,693
Realized gains on sales of real estate	(8,707)	(17,960)	(40,197)	(39,221)
Total adjustments to net income	92,560	62,579	240,377	196,364

FFO	$97,882	$89,978	$281,734	$292,822
Add/(less):
(Gain) loss on debt extinguishment	(1,792)	8,349	(1,770)	(326)
Restructuring charges	—	3,264	—	5,726
Other costs included in general and administrative associated with headquarters relocation	—	1,501	—	3,442
Transaction costs	2,660	—	3,145	—
Real estate acquisition costs	196	1,056	773	2,092
Non-cash interest expense	5,810	4,178	16,937	10,144
Accrued interest and fees on defaulted loans	1,344	853	2,917	3,951
Swap termination costs (included in general and administrative)	—	—	—	1,724
Straight-line rent, net of related bad debt expense (4)	(3,217)	(3,246)	(13,427)	(14,097)
Other amortization and non-cash charges	(743)	(954)	(2,447)	(2,058)
Non-cash compensation expense (1)	2,339	3,399	13,778	7,189
Total adjustments to FFO	6,597	18,400	19,906	17,787

AFFO	$104,479	$108,378	$301,640	$310,609

Dividends declared to common stockholders	$82,062	$84,606	$251,606	$246,151
Net income per share of common stock
Basic (3)	$0.01	$0.06	$0.09	$0.21
Diluted (3)	$0.01	$0.06	$0.09	$0.21
FFO per share of common stock
Diluted (3)	$0.21	$0.19	$0.59	$0.64
AFFO per share of common stock
Diluted (3)	$0.23	$0.22	$0.64	$0.68
Weighted average shares of common stock outstanding:
Basic	456,671,617	479,554,362	472,698,692	457,263,526
Diluted	456,671,617	480,598,610	472,698,692	457,301,623
(1) Included in G&A balances for the nine months ended September 30, 2017 is $11.1 million of severance related costs, comprising $4.2 million of cash compensation and $6.9 million of non-cash compensation related to the acceleration of Restricted Stock and Performance Share Awards.
(2) For the nine months ended September 30, 2016, Net Income Attributable to Common Stockholders includes compensation for lost rent received from the Haggen Holdings, LLC settlement for 6 rejected stores as follows (in millions):
Contractual rent from date of rejection through either sale or September 30, 2016        $ 1.3
Three month of prepaid rent for the 3 stores subsequently sold                 0.5
Total included in AFFO                            $ 1.8
(3) For the three months ended September 30, 2017 and 2016, dividends paid to unvested restricted stockholders of $0.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2017 and 2016, dividends paid to unvested restricted stockholders of $0.7 million and $0.4 million , respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see Note 12 to the consolidated financial statements herein).
(4) Straight-line bad debt expense totaled $2.4 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA - Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDA and annualized adjusted EBITDA (dollars in thousands):

September 30,
2017	2016
(Unaudited)
Revolving Credit Facility	$386,000	$105,000
Term Loan, net	419,091	368,400
Unsecured Senior Notes, net	295,242	295,215
Mortgages and notes payable, net	2,050,302	2,241,783
Convertible Notes, net	712,510	699,465
3,863,145	3,709,863
Add/(less):
Unamortized debt discount, net	43,327	54,975
Unamortized deferred financing costs	31,013	38,812
Cash and cash equivalents	(11,947)	(13,184)
Restricted cash balances held for the benefit of lenders	(96,344)	(39,038)
Total adjustments	(33,951)	41,565
Adjusted Debt	$3,829,194	$3,751,428

Three Months Ended September 30,
2017	2016
(Unaudited)
Net income attributable to common stockholders	$5,322	$27,399
Add/(less):
Interest	48,680	47,653
Depreciation and amortization	63,673	65,300
Income tax expense	(11)	12
Total adjustments	112,342	112,965
EBITDA	$117,664	$140,364
Add/(less):
Restructuring charges	—	3,264
Other costs in general and administrative associated with headquarters relocation	—	1,501
Transaction costs	2,660	—
Real estate acquisition costs	196	1,056
Impairments on real estate assets	37,737	15,384
Swap termination costs (included in general and administrative)	—	—
Realized gain on sales of real estate	(8,707)	(17,960)
Loss on debt extinguishment	(1,792)	8,349
Total adjustments to EBITDA	30,094	11,594
Adjusted EBITDA	$147,758	$151,958
Annualized Adjusted EBITDA (1)	$591,032	$607,832

Adjusted Debt / Annualized Adjusted EBITDA	6.5	x	6.2	x

(1) Adjusted EBITDA of the current quarter multiplied by four.

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of September 30, 2017, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of September 30, 2017, $3.1 billion of our indebtedness was fixed-rate, consisting of our Master Trust Notes, fixed-rate CMBS loans, Senior Unsecured Notes and Convertible Notes, with a weighted average stated interest rate of 4.67%, excluding amortization of deferred financing costs and debt discounts/premiums. As of September 30, 2017, $806.0 million of our indebtedness was variable-rate, consisting of our Revolving Credit Facility and Term Loan, with a weighted average stated interest rate of 2.54%, excluding amortization of deferred financing costs and debt discounts/premiums. If one-month LIBOR as of September 30, 2017 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $806.0 million outstanding under the Revolving Credit Facility and Term Loan would impact our future earnings and cash flows by $8.1 million.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2017 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Revolving Credit Facility	$386,000	$385,993
Term Loan, net (1)	419,091	420,024
Senior Unsecured Notes, net (1)	295,242	300,039
Mortgages and notes payable, net (1)	2,050,302	2,068,788
Convertible Notes, net (1)	712,510	758,085
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Item 4. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2017 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2017 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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
Currently, we lease 101 properties to Shopko, primarily pursuant to three master leases and two single-site leases. The Shopko leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko. Revenues generated from Shopko represented 7.8% of our Contractual Rent for the month ended September 30, 2017. Because a significant portion of our revenues are derived from rental revenues received from Shopko, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect us.
As a result of the significant number of properties leased to Shopko, our results of operations and financial condition are significantly impacted by Shopko's performance under its leases. Shopko operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and large communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Shopko is subject to the following risks, as well as other risks that we are not currently aware of, that could adversely affect its performance and thus its ability to pay rent to us:

•
The retail industry in which Shopko operates is highly competitive, which could impair its operations and liquidity, limit its growth opportunities and reduce profitability. Shopko competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. It faces strong competition from large national discount retailers, such as Walmart, Kmart and Target, and mid-tier merchants such as Kohl’s and J.C. Penney.

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
Based on our monitoring of Shopko's financial information and recent liquidity events and other challenges, including bankruptcies, impacting the retail industry generally relative to recent years, we continue to be concerned about Shopko's ongoing ability to meet its obligations to us under its leases. Although Shopko is current on all of its obligations under its lease arrangements with us as of September 30, 2017, we can give you no assurance that this will continue to be the case, particularly if Shopko (not just the stores subject to leases with us) experiences a further decline in its business, financial condition and results of operations or loses access to liquidity. If such events were to occur, Shopko may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us, close certain of its stores, or file for bankruptcy, all of which could significantly decrease the amount of revenue we receive from it.
While we seek to reduce the tenant concentration of Shopko, we may have difficulty in selling or leasing to other tenants the properties currently leased to Shopko, due to, among other things, market demand or tax constraints.

Furthermore, we can provide no assurance that we will deploy the proceeds from the disposition of any Shopko properties in a manner that would produce comparable or better yields.
Decrease in demand for retail and restaurant space may materially and adversely affect us.
As of September 30, 2017, leases representing approximately 33% and 17% of our Contractual Rent were with tenants in the retail and restaurant industries, respectively, and we may acquire additional retail and restaurant properties in the future. Accordingly, decreases in the demand for retail and/or restaurant spaces adversely impact us. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or over the Internet. In recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business or have significantly reduced the number of their retail stores. In particular, we have experienced, and expect to continue to experience, challenges with some of our general merchandise retailers through increased credit losses.
To the extent that the adverse conditions listed above continue, they are likely to negatively affect market rents for retail and restaurant space, thereby reducing rents payable to us, and they may lead to increased vacancy rates at our properties and diminish our ability to attract and retain retail and restaurant tenants.
The proposed spin-off of almost all of our properties leased to Shopko, assets that collateralize Master Trust 2014 and potentially other assets into an independent, publicly-traded REIT may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
On August 3, 2017, we announced a plan to spin off our interests in almost all of our properties leased to Shopko, assets that collateralize Master Trust 2014 and potentially other assets into an independent, publicly traded REIT. If we complete the spin-off, we expect we would make a distribution of stock issued by SpinCo to our stockholders. We expect SpinCo to elect to be treated and qualify for taxation as a REIT for U.S. federal income tax purposes. We currently expect we would complete the spin-off in the first half of 2018, although there can be no assurance as to whether or when the spin-off will occur, or the final structure of the spin-off. The completion of the spin-off will be subject to various conditions, including declaration by the SEC that SpinCo's registration statement on Form 10 is effective, customary third-party consents and final approval and declaration of the distribution to our stockholders of SpinCo stock by our Board of Directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than anticipated. We also expect to incur significant expenses in connection with the spin-off.
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
The assets that we would spin-off represent a significant portion of our gross real estate investment and annualized contractual rents. Under our current planning, we anticipate SpinCo would own over 915 properties, with a gross real estate investment of $2.7 billion to $2.9 billion. Additionally, we expect SpinCo would have approximately $220.0 million to $235 million in annualized contractual rent. As of June 30, 2017, the assets included in Master Trust 2014 secured $1,347.5 million of indebtedness and bore interest at a weighted average interest rate of 5.1% per annum. We expect the entire amount of this indebtedness would be transferred to SpinCo, and we are currently exploring issuing additional indebtedness in Master Trust 2014 prior to the spin-off, that would ultimately increase SpinCo’s leverage, with the net cash proceeds from any such incremental debt issuance by Master Trust 2014 to remain with our company. We are also currently exploring contributing additional assets to SpinCo that would be subject to mortgage debt. The identity of these assets and the amount of the mortgages that would encumber them has not yet been finally determined. While the number of properties, gross real estate investment and annualized contractual rents set forth above represent our current estimates, the number of properties that would be included in SpinCo and their related gross real estate investment and annualized contractual rent could change significantly. Moreover, gross real estate investment does not represent fair market value, and we expect that the fair market value of the assets that would be included in SpinCo could exceed our historical gross real estate investment in them.

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

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on August 15, 2017 and incorporated herein by reference.

3.4
Second Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. filed as Exhibit 3.1 to the Operating Partnership's Form 8-K on October 3, 2017 and incorporated herein by reference.

3.5
Articles Supplementary designating Spirit Realty Capital, Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.4 to the Company's Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Registration Statement on Form S-4 on March 29, 2013 and incorporated herein by reference.

4.2
Specimen Certificate for Spirit Realty Capital Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.6 to the Company's Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

4.3
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

4.5
Series 2014-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 21, 2014 filed as Exhibit 4.2 to the Company's Form 8-K on May 2, 2014 and incorporated herein by reference.

4.6
Series 2014-2 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 21, 2014 filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.7
Series 2014-3 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 21, 2014 filed as Exhibit 4.3 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

4.8
Series 2014-4 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated November 26, 2014 filed as Exhibit 4.2 to the Company's Form 8-K on December 1, 2014 and incorporated herein by reference.

Exhibit No.	Description
4.9
Master Indenture, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013. Previously filed by Spirit Realty Capital, Inc. as Exhibit 10.21 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.10
Series 2013-1 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2014 and incorporated herein by reference.

4.11
Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated as of December 23, 2013, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.12	Indenture, dated May 20, 2014, between the Company and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company's Form 8-K on May 20, 2014 and incorporated herein by reference.

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

4.15
Indenture, dated August 18, 2016, between Spirit Realty, L.P. and U.S. Bank National Association, filed as Exhibit 4.1 to the Company's Form 8-K on August 19, 2016 and incorporated herein by reference.

4.16
First Supplemental Indenture, dated August 18, 2016, among Spirit Realty, L.P., Spirit Realty Capital, Inc., and U.S. Bank National Association (including the form of 4.450% Senior Notes due 2026), filed as Exhibit 4.2 to the Company's Form 8-K on August 19, 2016 and incorporated herein by reference.

4.17
Registration Rights Agreement, dated August 18, 2016, by and among Spirit Realty, L.P., Spirit Realty Capital, Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, filed as Exhibit 4.3 to the Company's Form 8-K on August 19, 2016 and incorporated herein by reference.

10.1
Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Appendix A within the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 11, 2016 and incorporated herein by reference.

10.2	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.8 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.3	Form of 2012 Incentive Award Plan Stock Payment Award Grant Notice and Agreement filed as Exhibit 10.9 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

10.4
Form of Performance Share Award Agreement. Previously filed by Spirit Realty Capital, Inc. as Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2013 and incorporated herein by reference.

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
10.8
Omnibus Collateral Assignment of Material Agreements, Permits and Licenses, by and among Spirit Realty Capital, Inc., Spirit General OP Holdings, LLC, Spirit Realty, L.P., Spirit Master Funding IV, LLC, Spirit Master Funding V, LLC, Deutsche Bank Securities Inc. and various lenders, dated as of July 17, 2013. Previously filed by Spirit Realty Capital, Inc. as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013 and incorporated herein by reference.

10.9
Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated as of July 17, 2013, filed as Exhibit 10.5 to the Company’s Form 8-K on July 17, 2013 and incorporated herein by reference.

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

10.16
Defeasance, Assignment, Assumption and Release Agreement, dated June 5, 2014, by and among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, U.S. Bank, National Association as Trustee for the Lender, Midland Loan Servicer, a division of PNC Bank, National Association as servicer and U.S. Bank, National Association as Securities Intermediary and Custodian filed as Exhibit 1.1 of the Company's Form 8-K on June 9, 2014 and incorporated herein by reference.

10.17
First Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. dated as of September 12, 2014, filed as Exhibit 10.16 to the Company's Form 10-Q on November 5, 2014 and incorporated herein by reference.

10.18
Amended and Restated Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, and Shopko Stores Operating CO., LLC, dated December 15, 2014 filed as Exhibit 1.2 of the Company's Form 8-K on December 16, 2014 and incorporated herein by reference.

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

10.25	Director Compensation Program of Spirit Realty Capital, Inc. as of January 1, 2015 filed as Exhibit 10.25 of the Company's Form 10-Q on August 5, 2016 and incorporated herein by reference.

Exhibit No.	Description
10.26
Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr., dated as of March 25, 2015 filed as Exhibit 10.1 of the Company's Form 8-K on March 27, 2015 and incorporated herein by reference.

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

10.29
Credit Agreement among Spirit Realty L.P., Wells Fargo Bank, N.A., as the administrative agent, and the various financial institutions as are or may become parties thereto, dated as of March 31, 2015, filed as Exhibit 10.1 of the Company's Form 8-K on April 2, 2015 and incorporated herein by reference.

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
Date: November 2, 2017