Form 10-K
period 2017-12-31
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2018-02-23
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017
Commission File Number 001-36004

SPIRIT REALTY CAPITAL, INC.
SPIRIT REALTY, L.P.
(Exact name of registrant as specified in its charter)

Spirit Realty Capital, Inc.	Maryland	20-1676382
Spirit Realty, L.P.	Delaware	20-1127940
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
	2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(972) 476-1900
	(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class:	Name of exchange on which registered:
Spirit Realty Capital, Inc.	Common Stock, $0.01 par value per share	New York Stock Exchange
	6.000% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange
Spirit Realty, L.P.	None	None
Securities registered pursuant to Section 12(g) of the Act:

Spirit Realty Capital, Inc.	None
Spirit Realty, L.P.	None

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
Spirit Realty Capital, Inc.     Yes  ☐ No   ☒         Spirit Realty, L.P.     Yes  ☐ No   ☒
As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Spirit Realty Capital, Inc's shares of common stock, $0.01 par value, held by non-affiliates of the Registrant, was $3.4 billion based on the last reported sale price of $7.41 per share on the New York Stock Exchange on June 30, 2017.
There is no public trading market for the common units of limited partnership interest of Spirit Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Spirit Realty, L.P. cannot be determined.
The number of outstanding shares of Spirit Realty Capital, Inc.'s common stock, $0.01 par value, as of February 20, 2018, was 448,835,524 shares.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

Explanatory Note

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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
There are a few differences between our Company and Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand these differences in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership interests in our Operating Partnership. As a result, our Company does not conduct business itself, other than acting as the sole member of the general partner of our Operating Partnership, issuing equity from time to time and guaranteeing certain debt of our Operating Partnership. Our Operating Partnership holds substantially all the assets of our Company. Our Company issued convertible notes and guarantees some of the debt of our Operating Partnership, see Note 4 to the consolidated financial statements herein for further discussion. Our Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from issuance of convertible notes and equity issuances by our Company, which are generally contributed to our Operating Partnership in exchange for partnership units of our Operating Partnership, our Operating Partnership generates the capital required by our Company’s business through our Operating Partnership’s operations or our Operating Partnership’s incurrence of indebtedness.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2013 Credit Facility	$400.0 million secured credit facility pursuant to the credit agreement between the Operating Partnership and certain lenders dated July 17, 2013
2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
AFFO	Adjusted Funds From Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
Contractual Rent
Monthly contractual cash rent and earned income from direct financing leases, excluding percentage rents, from our properties owned fee-simple or ground leased, recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period

Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDAR	Earnings Before Interest, Taxes, Depreciation, Amortization and Rent
EDF	Expected Default Frequency
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Offer	The May 2014 exchange of the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued 2014 Notes
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles in the United States
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate

Definitions:
Master Trust 2013	The net-lease mortgage securitization trust established in 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Exchange Costs	Legal, accounting and financial advisory services costs incurred in connection with the Exchange Offer
Master Trust Notes	Master Trust 2013 and Master Trust 2014, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Merger Exchange Ratio	Merger exchange ratio of 1.9048
MGCL	Maryland General Corporation Law
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA	Spirit MTA REIT, a Maryland real estate investment trust
Spin-Off	Creation of an independent, publicly traded REIT, SMTA, through contribution of properties leased to Shopko, assets that collateralize Master Trust 2014 and potential additional assets
Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$420.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
TRS
Taxable REIT Subsidiary, a corporation, other than a REIT, in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary

TSR	Total Shareholder Return
U.S.	United States
Vacant	Owned properties which are not economically yielding
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
Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 2727 North Harwood Street, Suite 300, Dallas, Texas 75201. All reports we file with the SEC are available free of charge on the SEC's website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Shares of our common stock are traded on the NYSE under the symbol “SRC.”
Item 1.    Business
THE COMPANY
The Corporation is a NYSE listed company under the symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities, including asset management, investment, credit, research, finance, IT and accounting functions. We primarily invest in single-tenant, operationally essential real estate throughout the U.S., which is generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types.
As of December 31, 2017, our undepreciated gross investment in real estate and loans totaled approximately $7.9 billion, representing investments in 2,480 properties, including properties securing our mortgage loans. Of this amount, 99.0% consisted of our gross investment in real estate, representing ownership of 2,392 properties, and the remaining 1.0% consisted primarily of commercial mortgage loans receivable secured by 88 real properties.

As of December 31, 2017, our owned properties were approximately 99.2% occupied (based on number of economically yielding properties), and our leases had a weighted average non-cancelable remaining lease term (based on Contractual Rent) of approximately 10.0 years. Our leases are generally long-term, with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of December 31, 2017, approximately 89% of our single-tenant leases (based on Contractual Rent) provided for increases in future annual base rent. See Item 2. "Properties - Our Real Estate Investment Portfolio" for further information on our properties and tenants.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners and together own the remaining 99% of the Operating Partnership.
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
As of December 31, 2017, we had 87 employees, as compared to 84 employees as of December 31, 2016. None of these employees are represented by a labor union.
History
We began operations through a predecessor legal entity in 2003. We became a public company in December 2004 and were subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, we completed our initial public offering of 33.35 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares).
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
Focus on Industries Identified as Desirable in the Spirit Heat Map
Our investment strategy is based on increasing our exposure to industries we determine to be attractive based on our proprietary Spirit Heat Map. The Spirit Heat Map is used to analyze tenant industries across Porter’s Five Forces and potential causes of technological disruption to identify tenant industries that we believe to have good fundamentals for future performance. The Spirit Heat Map is updated regularly to factor for changes in business and market conditions, changes in technology and other trends. Desirable tenants have attractive credit characteristics and stable operating histories. This strategy offers us the opportunity to achieve superior risk-adjusted returns when coupled with our intensive credit and real estate analysis, lease structuring and ongoing portfolio management. Small and middle market companies are often willing to enter into leases with structures and terms we consider attractive (such as master leases, leases with rental escalations and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments. We may also selectively acquire properties leased to large companies where we believe that we can achieve superior risk-adjusted returns.
Structure and Manage Our Portfolio Using Our Developed Underwriting and Risk Management Processes
We seek to maintain the stability of our rental revenue and the long-term return on our investments by using our developed underwriting and risk management processes to structure and manage our portfolio. In particular, our underwriting and risk management processes emphasize the following:

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

◦
Spirit Property Ranking Model. We use our proprietary ranking model annually to rank all properties in our portfolio, across twelve factors and weightings consisting of real estate quality scores, lease structure quality and credit underwriting criteria. The Spirit Property Rank Model is a key component of both the acquisition and disposition process as well as standard asset management activities.

◦
Leases with a Master Lease Structure. Where appropriate, we seek to enter into master leases whereby we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to separate lease payments relating to each individually leased property. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. As of December 31, 2017, we had 131 active master leases with portfolios of leased properties ranging from 2 to 172 and a weighted average non-cancelable remaining lease term (based on Contractual Rent) of 12.7 years. Master lease revenues contributed approximately 45% of our Contractual Rent. Our largest master lease, with Shopko, consisting of 59 properties, contributed 6.8% of our Contractual Rent, and our smallest master lease, consisting of two properties, contributed less than 0.1% of our Contractual Rent for the month ended December 31, 2017. As of December 31, 2017, the majority of our master leases include between 2 and 10 properties.

◦
Active Management and Monitoring of Risks Related to Our Investments. When monitoring existing investments or evaluating new investments, we typically consider two broad categories of risk: (1) tenant financial distress risk and (2) lease renewal risk. We seek to measure these risks through various processes, including the use of a credit modeling product that we license from Moody’s Analytics that estimates the performance of the leased properties relative to rental payments due under the leases and a review of current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate each of the above risks and preserve the long-term return on our invested capital. Since our inception, our occupancy has never been below 96.1% (based on number of economically yielding properties), despite the economic downturn of 2008 through 2010.

◦
Portfolio Diversification. We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant and no more than 2.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration. While we consider the foregoing when making investments, we have made, and may make investments in the future that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive.

Enhance Our Portfolio through Contractual Rental Growth
Approximately 89.2% of our single-tenant properties (based on Contractual Rent) contain contractual provisions that increase the rental revenue over the term of the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule.
Grow Our Portfolio through Selective Acquisitions
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
Deleverage Our Portfolio
A significant amount of our secured debt is partially amortizing, and its principal amount will be reduced prior to the balloon payments due at maturity. Contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $199.9 million prior to January 1, 2023. We may selectively reduce our indebtedness using cash from operations in excess of our distributions or proceeds from asset dispositions and /or equity offerings. We may also strategically replace or refinance certain indebtedness with proceeds from new borrowings that represent a more attractive cost of capital. We believe contractual rent growth, selective growth through acquisitions and the ongoing deleveraging of our portfolio will contribute to our cash available for distributions.
Dispose of Select Assets
We typically retain and manage real estate assets that fit within our investment criteria, which criteria are subject to change without notice to or vote by our stockholders. Additionally, management may elect to dispose of assets when it believes appropriate in view of our business objective, considering criteria including, but not limited to, the Spirit Heat Map, the Spirit Property Rank, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, tenant operation type (e.g., industry, sector, or concept/brand), and asset zoning, as well as potential capital appreciation, potential uses of proceeds and tax considerations, among others.
FINANCING STRATEGY
Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We finance our operations and investments using a variety of methods, including available unrestricted cash balances, property operating revenue, proceeds from property dispositions, available borrowings under our Revolving Credit Facility and Term Loan, common and preferred stock issuances, and debt securities issuances, including mortgage indebtedness and senior unsecured debt. We determine the amount of equity and debt financing to be used when acquiring an asset by evaluating our cost of equity capital, terms available in the credit markets (such as interest rate, repayment provisions and maturity) and our assessment of the particular asset’s risk.
We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our Revolving Credit Facility or Term Loan, or to repay outstanding debt at or before maturity.
In September 2017, we filed a shelf registration statement with the SEC, which became immediately effective upon filing and will remain effective for a term of three years with an expiration in September 2020. Under this shelf registration statement, we may offer shares of our common or preferred stock or debt securities from time to time in amounts, at prices and on terms to be announced when and if such shares are offered. The specifics of any future offerings, along with the use of proceeds from any such offerings, will be described in detail in a prospectus supplement or other offering materials at the time of such offerings.
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

We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowings under our available Revolving Credit Facility and Term Loan and periodically through issuances of public securities.
We anticipate that we will continue to use a number of different sources to finance our acquisitions and operations going forward; however, we cannot assure you that we will have access to the capital and credit markets at times and at terms that are acceptable to us.
RECENT DEVELOPMENTS
Financing Activities
Senior Unsecured Notes
The Company filed a registration statement with the SEC to exchange the private Senior Unsecured Notes for registered Senior Unsecured Notes with substantially identical terms, which became effective April 14, 2017. All $300.0 million aggregate principal amount of private Senior Unsecured Notes were tendered in the exchange for registered Senior Unsecured Notes.
Preferred Stock
In October 2017, the Company completed an underwritten public offering of 6,900,000 shares of 6.000% Series A Preferred Stock, including 900,000 shares sold pursuant to the underwriter's option to purchase additional shares. Gross proceeds raised were approximately $172.5 million; net proceeds were approximately $166.2 million after deducting underwriter discounts and offering costs paid by the Company. The net proceeds from the offering were initially used to reduce outstanding debt and for general operating purposes of the Company.
Master Trust 2014 Notes
In December 2017, the existing issuers under Master Trust 2014, collectively as co-issuers, completed the issuance of $674.4 million aggregate principal amount of net-lease mortgage notes comprised of $542.4 million of 4.36% amortizing notes and $132.0 million of 6.35% interest-only notes, both expected to be repaid in December 2022. The Operating Partnership retained $27.1 million in aggregate principal amount of Class A Notes and $6.6 million in aggregate principal amount of Class B Notes to satisfy its regulatory risk retention obligations. Net proceeds from the sale of the notes were initially used for general corporate purposes, including repayment of borrowings under its Revolving Credit Facility and Term Loan.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Description of Certain Debt” for further information on our debt and equity financings.
Company Spin-Off
On August 3, 2017, we announced a proposed Spin-Off of almost all of our interest in our properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets into an independent, publicly traded REIT, Spirit MTA REIT, or SMTA. Pursuant to the plan, if the Spin-Off is completed, our stockholders would receive a distribution of common shares of beneficial interest issued by SMTA. The distribution will be treated as a taxable distribution to Spirit stockholders. The Spin-Off is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SMTA's registration statement on Form 10 is effective, customary third party consents, and final approval and declaration of the distribution by our Board of Directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the Spin-Off or cause the Spin-Off to occur on terms or conditions that are less favorable and/or different than those described herein. The transaction is expected to be completed in the first half of 2018. We may, at any time and for any reason until the proposed transaction is complete, abandon the Spin-Off or modify or change its terms, including the assets we plan to contribution to SMTA.
Real Estate Portfolio Activities
Tenant Concentration
Shopko is our most significant tenant, representing 7.7% and 8.2% of our Contractual Rent for the month ended December 31, 2017and December 31, 2016, respectively. Shopko leases 97 properties under three separate master leases and two properties under single site leases with four indirect wholly-owned subsidiaries of ours. We continue to take steps to decrease our concentration of Shopko assets through strategic dispositions.
During the month ended December 31, 2017, no other tenant exceeded 5.0% of our Contractual Rent, and no one single property contributed more than 2.0% of our Contractual Rent. See Item 2. “Properties - Our Real Estate Investment Portfolio" for further information on our ten largest tenants and the composition of our tenant base.
Acquisitions and Dispositions
During the year ended December 31, 2017, we purchased 39 properties, representing an aggregate gross investment of $323.0 million, which includes $42.6 million in revenue producing follow-on investments in existing properties. The properties acquired had a weighted average lease term of 12.0 years. During the same period, we sold 192 properties for $551.2 million in gross sales proceeds. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of our investments.
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
INSURANCE
Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Under such leases, our tenants are generally required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See Item 1A. “Risk Factors - Risks Related to Our Business and Properties - Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.”
In addition to being generally named as additional insureds on our tenants’ liability policies, we separately maintain commercial general liability coverage with limits of $1.0 million for each occurrence and $2.0 million general aggregate. We also maintain primary property coverage on (i) all unleased properties, (ii) all properties for which such coverage is not required to be carried by a tenant and (iii) all properties for which we obtain such coverage but the costs of which are reimbursed by tenants. In addition, we maintain excess property coverage on all remaining properties and other property coverage as may be required by our lenders.
Item 1A. Risk Factors
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words or similar words or phrases that are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.
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
Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the U.S. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant reduction in, or elimination of, our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease, such as our three master leases with Shopko. The failure or default of a tenant under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to individually remove underperforming properties from the portfolio of properties leased from us, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us could materially and adversely affect us.
A substantial number of our properties are leased to one tenant, Shopko, which may result in increased risk due to tenant and industry concentration.
As of December 31, 2017, Shopko represents our most significant tenant. Currently we lease 99 properties to Shopko, pursuant to three master leases (relating to 59, 34 and 4 properties, respectively) and two single site leases, under which we received approximately $3.9 million in Contractual Rent per month. The Shopko leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko. Revenues generated from Shopko represented 7.7% of our Contractual Rent for the month ended December 31, 2017. Because a significant portion of our revenues are derived from rental revenues received from Shopko, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect us.
As a result of the significant number of properties leased to Shopko, our results of operations and financial condition are significantly impacted to Shopko's performance under its leases, which is ultimately tied to the performance of its stores and the retail industry in which it operates. Shopko operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and large communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Shopko is subject to the following risks, as well as other risks that we are not currently aware of, that could adversely affect its performance and thus its ability to pay rent to us:

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
Based on our monitoring of Shopko's financial information and recent liquidity events and other challenges, including bankruptcies, impacting the retail industry generally relative to recent years, we continue to be concerned about Shopko's ongoing ability to meet its obligations to us under its leases. Although Shopko is current on all of its obligations to us under its lease arrangements with us as of February 20, 2018, we can give you no assurance that this will continue to be the case, particularly if Shopko (not just the stores subject to leases with us) experiences a further decline in its business, financial condition and results of operations or loses access to liquidity. If such events were to occur, Shopko may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us or close certain of its stores, or file for bankruptcy, all of which could significantly decrease the amount of revenue we receive from it.
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
A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be credit worthy. Many of our tenants are required to provide financial information, which includes balance sheet, income statement and cash flow statement data, on a quarterly and/or annual basis, and approximately 50.6% of our lease investment portfolio requires the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an EDF and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s, S&P, or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.
Decrease in demand for traditional retail and restaurant space may materially and adversely affect us.
As of December 31, 2017, leases representing approximately 34.1% and 16.6% of our Contractual Rent were with tenants in the traditional retail and restaurant industries, respectively, and we may acquire additional traditional retail and restaurant properties in the future. Accordingly, decreases in the demand for traditional retail and/or restaurant spaces adversely impact us. The market for traditional retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large traditional retail and restaurant companies, the ongoing consolidation in the traditional retail and restaurant industries, the excess amount of traditional retail and restaurant space in a number of markets and, in the case of the traditional retail industry, increasing consumer purchases through catalogs or over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for traditional retail and restaurant space, which could materially and adversely affect us.
The proposed Spin-Off of almost all of our properties leased to Shopko, assets that collateralize Master Trust 2014 and certain other assets into an independent, publicly-traded REIT, SMTA, may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

On August 3, 2017, we announced a plan to spin off our interests in almost all of our properties leased to Shopko, assets that collateralize Master Trust 2014 and certain other assets into an independent, publicly traded REIT. If we complete the Spin-Off, we expect we would make a distribution of stock issued by SMTA to our stockholders. We expect SMTA to elect to be treated and qualify for taxation as a REIT for U.S. federal income tax purposes. We currently expect we would complete the Spin-Off in the first half of 2018, although there can be no assurance as to whether or when the Spin-Off will occur, or the final structure of the Spin-Off. The completion of the Spin-Off will be subject to various conditions, including declaration by the SEC that SMTA's registration statement on Form 10 is effective, customary third-party consents and final approval and declaration of the distribution to our stockholders of SMTA stock by our Board of Directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the Spin-Off or cause the Spin-Off to occur on terms or conditions that are less favorable and/or different than anticipated. We also expect to incur significant expenses in connection with the Spin-Off
We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the Spin-Off, or such benefits may be delayed or not occur at all. Additionally, we may experience negative reactions from financial markets if we do not complete the Spin-Off in a reasonable time period. Following the Spin-Off, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the Spin-Off not occurred.
High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.
As of December 31, 2017, 12.0% of our portfolio (as a percentage of Contractual Rent) was located in Texas, representing the highest concentration of our assets. Geographic concentration exposes us to greater economic or regulatory risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing expiring leases and leasing vacant space), optimize our tenant mix or lease properties on more economically favorable terms. As of December 31, 2017, leases representing approximately 2.8% of our rental revenue will expire during 2018. As of December 31, 2017, 19 of our properties, representing approximately 0.8% of our total economically yielding owned properties, were Vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties, which could materially and adversely affect us.
Our ability to realize future rent increases will vary depending on changes in the CPI.
Most of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Although some of our rent escalators increase rent at a fixed amount on fixed dates, as of December 31, 2017, approximately 89.2% of our rent escalators increase rent by the lesser of (a) a multiple of any increase in the CPI over a specified period or (b) a fixed percentage. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases. In particular, the traditional retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States, and revenues generated from traditional retail tenants represented 34.1% of our Contractual Rent for the month ended December 31, 2017. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms.
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
Historically, we have raised a significant amount of debt capital through our Spirit Master Funding Program and the CMBS market. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. As of December 31, 2017, we had issued notes under our Spirit Master Funding Program in nine different classes over six separate issuances with an aggregate outstanding principal balance of $2.25 billion. The Master Trust Notes had a weighted average maturity of 5.2 years as of December 31, 2017. In addition, we had CMBS loans with an aggregate outstanding principal balance of $0.33 billion and an average maturity of 4.6 years as of December 31, 2017. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our Spirit Master Funding Program, subject to certain conditions, we may substitute real estate collateral within our two securitization trusts from time to time. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our Spirit Master Funding Program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.
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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our President and Chief Executive Officer, Jackson Hsieh, who has extensive market knowledge and relationships and exercises substantial influence over our operational, financing, acquisition and disposition activity.
Many of our other key executive personnel, particularly our executive and senior vice presidents, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.

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
Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are generally required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.
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
If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the IRS, could affect the calculation of the corporation’s earnings and profits. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
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
The SEC is currently considering whether issuers in the U.S. should be required to prepare financial statements in accordance with IFRS instead of GAAP. IFRS is a comprehensive set of accounting standards promulgated by the IASB, which are rapidly gaining worldwide acceptance. The SEC currently has not finalized the time frame it expects that U.S. issuers would first report under the new standards. If IFRS is adopted, the potential changes associated with the adoption or convergence with IFRS, may materially and adversely affect us.
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
RISKS RELATED TO OUR INDEBTEDNESS
We have approximately $3.74 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of December 31, 2017, the total principal balance outstanding on our indebtedness was approximately $3.74 billion, of which the $112.0 million outstanding under the Revolving Credit Facility incurs interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2018 and 2019 is $401.4 million and $712.2 million, respectively. Debt service for 2018 also includes $64.3 million for the acceleration of principal payable following an event of default under 6 separate CMBS loans with stated maturities in 2018.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have balloon maturities, excluding debt extendible at our option, of $189.3 million and $514.5 million in 2018 and 2019, respectively, including $64.3 million on defaulted loans. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral.
The agreements governing our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our preferred and common stockholders.
The agreements governing our indebtedness contain restrictions and covenants that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forgo investment opportunities, reduce or eliminate distributions to our preferred and common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements may have cross default provisions, which provide that a default under one of our financing agreements would lead to a default on some or all of our debt financing agreements.
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

We could increase the number of authorized shares of stock, classify and reclassify un-issued stock and issue stock without stockholder approval. Our Board of Directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but un-issued shares of our common stock or preferred stock and to classify or reclassify any un-issued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our Board of Directors has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or of an affiliate of ours or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within a two-year period immediately prior to the date in question) or any affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or super-majority and stockholder voting requirements on these combinations; and

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

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax for tax years prior to 2018 and increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
Our TRSs may acquire securities in additional TRSs in the future. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and, for taxable years beginning after December 31, 2017, not more than 20% of the value of our total assets may be represented by securities of TRSs. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that we own will be less than 25% (or 20%, as applicable) of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRS that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the 2017 Tax Legislation, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.
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
The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect the Company and its stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (prior to the application of the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisers and auditors to determine the full impact that the recent tax legislation as a whole will have on the Company.
Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
PROPERTY PORTFOLIO DIVERSIFICATION

2,392	99.2%	49	419	30
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of December 31, 2017:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Specialty Retail Shops Holding Corp.	99	6,701	7.7%
AMC Entertainment, Inc	18	917	2.6
Walgreen Company	39	578	2.2
Cajun Global LLC	182	258	2.2
Academy, LTD.	6	1,805	2.0
Alimentation Couche-Tard, Inc.	82	248	1.9
The Home Depot, Inc.	7	821	1.8
Regal Entertainment Group	15	656	1.5
Carmax, Inc	8	356	1.5
CVS Caremark Corporation	34	383	1.5
Other	1,883	33,748	75.1
Vacant	19	1,734	—
Total	2,392	48,205	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent of our owned real estate properties among different asset types as of December 31, 2017:

Asset Type	Number of Properties	Total Square Feet (in thousands)

Retail	2,206	36,421
Industrial	68	9,265
Office	118	2,519
Total	2,392	48,205

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of December 31, 2017:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

General Merchandise	111	7,743	8.9%
Restaurants - Casual Dining	301	1,797	8.5
Restaurants - Quick Service	578	1,349	8.1
Movie Theaters	62	3,115	7.8
Convenience Stores	318	1,026	7.0
Medical / Other Office	120	1,268	4.9
Grocery	61	2,968	4.8
Drug Stores / Pharmacies	97	1,372	4.8
Health and Fitness	44	1,775	4.1
Specialty Retail	68	2,442	3.9
Home Improvement	38	2,289	3.7
Sporting Goods	18	2,547	3.4
Entertainment	26	1,199	3.1
Education	55	821	2.7
Automotive Services	128	748	2.7
Home Furnishings	26	1,615	2.4
Automotive Dealers	23	664	2.3
Apparel	13	1,995	2.3
Car Washes	41	231	1.9
Other	6	978	1.6
Distribution	11	1,083	1.6
Building Materials	38	1,561	1.4
Manufacturing	16	2,050	1.4
Automotive Parts	61	523	1.2
Dollar Stores	75	770	1.2%
Wholesale Clubs	5	513	1.1%
Pet Supplies & Service	6	1,015	1.0%
Financial Services	4	342	1.0%
Office Supplies	17	448	0.7%
Consumer Electronics	6	224	0.5%
Vacant	19	1,734	—
Total	2,392	48,205	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of December 31, 2017:

% OF TOTAL CONTRACTUAL RENT
0% - 1%
1% - 2%
2% - 3%
3% - 4%
4% - 5%
>5%

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	299	5,858	12.0%	Kansas	35	644	1.3
Georgia	180	2,064	6.1	Massachusetts	3	886	1.2
Florida	155	1,579	5.9	Iowa	31	557	1.1
Illinois	109	2,882	5.8	Oregon	10	444	1.1
Ohio	123	2,209	5.2	New Jersey	14	883	1.1
California	36	1,370	4.2	Idaho	16	679	1.0
Wisconsin	44	2,978	3.8	Mississippi	41	360	1.0
Michigan	136	2,097	3.7	Washington	12	462	0.9
Minnesota	49	2,162	3.5	New Hampshire	16	640	0.8
Arizona	60	940	3.1	Maryland	19	242	0.7
Missouri	91	1,369	2.9	Louisiana	24	208	0.7
Tennessee	100	1,367	2.9	South Dakota	8	390	0.6
Indiana	77	1,175	2.9	Montana	6	406	0.6
South Carolina	44	951	2.7	Connecticut	5	686	0.6
North Carolina	69	1,250	2.4	West Virginia	18	297	0.6
Alabama	105	712	2.2	Utah	7	548	0.5
Pennsylvania	55	1,174	2.0	North Dakota	5	236	0.4
Virginia	60	1,358	2.0	Nebraska	12	363	0.4
Colorado	29	993	2.0	Maine	25	68	0.4
New York	37	919	1.7	Rhode Island	4	117	0.3
New Mexico	37	539	1.7	Wyoming	8	180	0.2
Oklahoma	66	613	1.5	Alaska	5	63	0.1
Kentucky	46	544	1.4	U.S. V.I.	1	38	0.1
Nevada	5	1,099	1.4	Delaware	1	5	—
Arkansas	53	599	1.3	Vermont	1	2	—

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of December 31, 2017. As of December 31, 2017, the weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 10.0 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent

2018	50	$17,026	1,268	2.8%
2019	101	18,956	1,636	3.1
2020	72	18,797	1,459	3.1
2021	178	43,827	3,630	7.3
2022	122	34,010	3,022	5.7
2023	122	35,071	3,757	5.8
2024	55	22,293	1,355	3.7
2025	77	33,882	2,039	5.6
2026	186	41,529	3,614	6.9
2027	209	76,196	6,009	12.7
Thereafter	1,201	260,291	18,682	43.3
Vacant	19	—	1,734	—
Total owned properties	2,392	$601,878	48,205	100.0%
(1) Contractual Rent for the month ended December 31, 2017 for properties owned at December 31, 2017, multiplied by twelve.
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

	2017			2016
	Price Per Share of Common Stock		Dividends Declared	Price Per Share of Common Stock		Dividends Declared
	High	Low		High	Low
First quarter	$11.27	$9.99	$0.18000	$11.25	$9.10	$0.17500
Second quarter	$10.50	$6.71	0.18000	$12.77	$10.87	0.17500
Third quarter	$8.74	$7.32	0.18000	$13.88	$12.78	0.17500
Fourth quarter	$8.67	$7.95	0.18000	$13.10	$10.26	0.18000
Total			$0.72000			$0.70500
As of February 20, 2018, there were approximately 2,574 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Spirit Realty, L.P.
Spirit Realty Capital, Inc. directly or indirectly owns all of Spirit Realty, L.P.'s partnership units. Therefore there is no established trading market for Spirit Realty, L.P.'s partnership units. The following table sets forth the distributions we declared with respect to Spirit Realty, L.P.'s partnership units for the periods indicated:

	Distributions Declared
	2017	2016
First quarter	$0.18000	$0.17500
Second quarter	0.18000	0.17500
Third quarter	0.18000	0.17500
Fourth quarter	0.18000	0.18000
Total	$0.72000	$0.70500
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Spirit Realty Capital, Inc.
None.
Spirit Realty, L.P.
None.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarized the repurchases of the Company's equity securities during the fourth quarter of 2017 :

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October 1 - 31, 2017	—	—	N/A	N/A
November 1 - 30, 2017	—	—	N/A	N/A
December 1 - 31, 2017 (1)	7,020,100	$8.64	7,020,100	$167,626,893
Total	7,020,100	$8.64	7,020,100	$167,626,893
(1) In August 2017, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock over the 18 month period following authorization. All repurchases during the fourth quarter of 2017 were made pursuant to this stock repurchase program. See Note 7 to the consolidated financial statements herein for further discussion. In accordance with the Operating Partnership's Second Amended and Restated Agreement of Limited Partnership, the Operating Partnership redeemed a number of units equal to the Company's shares repurchased.
EQUITY COMPENSATION PLAN INFORMATION
Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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
The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on September 20, 2012 and ending on December 31, 2017, with stock prices retroactively adjusted for the Merger Exchange Ratio. The graph assumes a $100 investment in each of the indices on September 20, 2012 and the reinvestment of all dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ended
Index:	9/20/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Spirit Realty Capital, Inc.	$100	$121	$136	$175	$158	$181	$156
S&P 500	$100	$98	$127	$141	$140	$153	$183
NAREIT US Equity REIT Index	$100	$101	$104	$135	$139	$151	$159

Item 6. Selected Financial Data
The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
	(Dollars in thousands, except share and per share data)
Operating Data:
Revenues:
Rentals	$639,017	$648,363	$634,151	$574,456	$404,402
Interest income on loans receivable	3,791	5,253	6,948	7,239	5,928
Earned income from direct financing leases	2,078	2,742	3,024	3,343	1,572
Tenant reimbursement income	16,747	14,125	15,952	13,085	5,637
Other income	7,322	15,491	7,260	4,748	1,928
Total revenues	668,955	685,974	667,335	602,871	419,467
Expenses:
General and administrative	62,064	52,615	47,730	42,637	35,146
Restructuring charges	—	6,341	7,056	—	—
Transaction costs	6,361	—	—	—	—
Finance restructuring costs	—	—	—	13,022	717
Merger costs	—	—	—	—	56,644
Property costs (including reimbursable)	36,617	30,839	27,715	23,383	11,760
Real estate acquisition costs	1,356	3,229	2,739	3,631	1,718
Interest	190,127	196,586	222,901	220,070	179,267
Depreciation and amortization	256,019	262,276	260,633	247,966	164,054
Impairments (recoveries)	102,330	88,275	70,695	37,598	(185)
Total expenses	654,874	640,161	639,469	588,307	449,121
Income (loss) from continuing operations before other (expense) income and income tax expense	14,081	45,813	27,866	14,564	(29,654)
Other (expense) income:
(Loss) gain on debt extinguishment	(1,645)	233	(3,162)	(64,750)	(2,405)
Total other (expense) income	(1,645)	233	(3,162)	(64,750)	(2,405)
Income (loss) from continuing operations before income tax expense	12,436	46,046	24,704	(50,186)	(32,059)
Income tax expense	(394)	(965)	(601)	(673)	(1,113)
Income (loss) from continuing operations	12,042	45,081	24,103	(50,859)	(33,172)
Discontinued operations: (2)
Income (loss) from discontinued operations	—	—	98	3,368	(4,530)
Gain on disposition of assets	—	—	590	325	36,086
Income from discontinued operations	—	—	688	3,693	31,556
Income (loss) before gain on disposition of assets	12,042	45,081	24,791	(47,166)	(1,616)
Gain on disposition of assets	65,106	52,365	68,421	10,221	—
Net income (loss)	77,148	97,446	93,212	(36,945)	(1,616)
Less: preferred dividends	(2,530)	—	—	—	—
Net income (loss) attributable to common stockholders	$74,618	$97,446	$93,212	$(36,945)	$(1,616)

Net income (loss) per share of common stock—basic:
Continuing operations	$0.16	$0.21	$0.21	$(0.11)	$(0.14)
Discontinued operations	—	—	—	0.01	0.13
Net income (loss) per share attributable to common stockholders—basic	$0.16	$0.21	$0.21	$(0.10)	$(0.01)
Net income (loss) per share of common stock—diluted:
Continuing operations	$0.16	$0.21	$0.21	$(0.11)	$(0.14)
Discontinued operations	—	—	—	0.01	0.13
Net income (loss) per share attributable to common stockholders—diluted	$0.16	$0.21	$0.21	$(0.10)	$(0.01)
Weighted average shares of common stock outstanding:
Basic common shares (3)	467,934,945	469,217,776	432,222,953	386,809,746	255,020,565
Diluted common shares (3)	467,942,788	469,246,265	432,545,625	386,809,746	255,020,565

Dividends declared per common share issued (4)	$0.72000	$0.70500	$0.68500	$0.66875	$0.65843

(1) As a result of the Merger completed on July 17, 2013, Operating Data includes the results of operations from the acquired properties for a full year in 2017, 2016, 2015 and 2014 and for less than half a year in 2013.

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

(4) Dividends declared per common share issued for the year ended December 31, 2013 have been adjusted for the Merger.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data (end of period):
Gross investments, including related lease intangibles	$7,903,025	$8,247,654	$8,302,688	$8,043,497	$7,235,732
Net investments	6,769,328	7,090,335	7,231,816	7,110,726	6,523,325
Cash and cash equivalents	8,798	10,059	21,790	176,181	66,588
Total assets (1)	7,263,511	7,677,971	7,891,039	7,964,230	7,207,775
Total debt, net (1)	3,639,680	3,664,628	4,092,787	4,323,302	3,758,241
Total liabilities (1)	3,943,902	3,995,863	4,429,165	4,652,568	4,093,034
Total stockholders' equity	3,319,609	3,682,108	3,461,874	3,311,662	3,114,741

Other Data:
FFO (2)	$367,296	$394,952	$354,686	$238,105	$139,487
AFFO (2)	$398,148	$412,999	$378,050	$322,400	$208,853
Number of properties in investment portfolio	2,480	2,615	2,629	2,509	2,186
Owned properties occupancy at period end (based on number of properties)	99%	98%	99%	98%	99%
(1) During 2015, we elected to early adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in which capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheets, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate, and this presentation is retrospectively applied to prior periods. Capitalized deferred financing costs incurred in connection with the Revolving Credit Facility continue to be presented in deferred costs and other assets, net on the consolidated balance sheets as amounts can be drawn and repaid periodically, which is in accordance with ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
(2) We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Therefore, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance.
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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net income (loss) attributable to common stockholders (1)	$74,618	$97,446	$93,212	$(36,945)	$(1,616)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	255,454	261,799	260,257	247,587	163,874
Discontinued operations	—	—	—	—	3,545
Portfolio impairments
Continuing operations	102,330	88,072	70,197	37,592	183
Discontinued operations	—	—	34	417	9,587
Realized gain on sales of real estate (2)	(65,106)	(52,365)	(69,014)	(10,546)	(36,086)
Total adjustments	292,678	297,506	261,474	275,050	141,103

FFO attributable to common stockholders	$367,296	$394,952	$354,686	$238,105	$139,487
Add/(less):
Loss (gain) on debt extinguishment
Continuing operations	1,645	(233)	3,162	64,750	2,405
Discontinued operations	—	—	—	—	(1,028)
Restructuring charges	—	6,341	7,056	—	—
Other costs in G&A associated with headquarter relocation	—	3,629	—	—	—
Transaction costs	6,361	—	—	—	—
Merger costs (3)	—	—	—	—	66,700
Master Trust Exchange Costs	—	—	—	13,022	717
Real estate acquisition costs	1,356	3,229	2,739	3,631	1,718
Non-cash interest expense	23,469	15,380	10,367	5,175	8,840
Straight-line rent, net of related bad debt expense	(19,474)	(23,496)	(19,291)	(12,191)	(6,162)
Other amortization and non-cash charges	(3,266)	(2,837)	(1,639)	(4,541)	(12,593)
Accrued interest and fees on defaulted loans	4,201	4,740	7,649	3,103	—
Swap termination costs (4)	—	1,724	—	—	—
Non-cash compensation expense	16,560	9,570	13,321	11,346	8,769
Total adjustments to FFO	30,852	18,047	23,364	84,295	69,366

AFFO attributable to common stockholders(6)	$398,148	$412,999	$378,050	$322,400	$208,853

FFO per share of common stock
Diluted (5)	$0.78	$0.84	$0.82	$0.61	$0.54
AFFO per share of common stock
Diluted (5)	$0.85	$0.88	$0.87	$0.83	$0.81
Weighted average shares of common stock outstanding:
Basic	467,934,945	469,217,776	432,222,953	386,809,746	255,020,565
Diluted	467,942,788	469,246,265	432,545,625	387,585,580	255,210,757
(1) Amount is net of distributions paid to preferred stockholders for the year ended December 31, 2017.
(2) Includes amounts related to discontinued operations.
(3) Includes $10.1 million of interest expense charges related to the Merger.
(4) Included in general and administrative expenses.
(5) Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.
(6) For the year ended December 31, 2016, net income attributable to common stockholders includes compensation for lost rent received from the Haggen Holdings, LLC settlement for 6 rejected stores as follows (in millions):

Contractual rent from date of rejection through either sale or December 31, 2016	$1.3
Three months of prepaid rent for the three stores subsequently sold	0.5
Total included in AFFO	$1.8

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA

	December 31,
	2017	2016
	(in thousands)
Revolving credit facility	$112,000	$86,000
Term loan, net	—	418,471
Senior unsecured notes, net	295,321	295,112
Mortgages and notes payable, net	2,516,478	2,162,403
Convertible notes, net	715,881	702,642
	3,639,680	3,664,628
Add/(less):
Unamortized debt discount, net	61,399	52,894
Unamortized deferred financing costs	39,572	37,111
Cash and cash equivalents	(8,798)	(10,059)
Restricted cash balances held for the benefit of lenders	(105,909)	(26,839)
Total adjustments	(13,736)	53,107
Adjusted Debt (1)	$3,625,944	$3,717,735

	Three Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Net income attributable to common stockholders	$35,791	$988
Add/(less): (2)
Interest	47,998	46,744
Depreciation and amortization	63,132	68,049
Income tax (benefit) expense	(25)	33
Total adjustments	111,105	114,826
EBITDA	$146,896	$115,814
Restructuring charges	—	615
Other costs in G&A associated with headquarter relocation	—	187
Transaction costs	3,216	—
Real estate acquisition costs	583	1,137
Impairments on real estate assets	14,221	46,379
Realized gain on sales of real estate	(24,909)	(13,144)
Loss on debt extinguishment	3,415	93
Total adjustments to EBITDA	(3,474)	35,267
Adjusted EBITDA (3)	$143,422	$151,081
Annualized Adjusted EBITDA (4)	$573,688	$604,324
Adjusted Debt / Annualized Adjusted EBITDA (5)	6.3	6.2
(1) Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs, as further reduced by cash and cash equivalents and restricted cash balances held for the benefit of lenders. By excluding unamortized debt discount/premium and deferred financing costs, cash and cash equivalents, and restricted cash balances held for the benefit of lenders, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.
(2) Adjustments include all amounts charged to continuing and discontinued operations.
(3) Adjusted EBITDA represents EBITDA modified to include other adjustments to GAAP net income (loss) attributable to common stockholders for restructuring charges, transaction costs, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that we do not consider to be indicative of our on-going operating performance. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance.
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
As of December 31, 2017, our owned real estate represented investments in 2,392 properties. Our properties are leased to 419 tenants across 49 states and 30 industries. As of December 31, 2017, our owned properties were approximately 99.2% occupied (based on number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans secured by an additional 88 real estate properties or other related assets.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.
We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.
On August 3, 2017, we announced a proposed Spin-Off of almost all of our interests in our properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets into an independent, publicly traded REIT Spirit MTA REIT or SMTA. Pursuant to the plan, if the Spin-Off is completed, our stockholders would receive a distribution of common shares of beneficial interest issued by SMTA. The Spin-Off is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SMTA's registration statement on Form 10 is effective, customary third party consents, and final approval and declaration of the distribution by our Board of Directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the Spin-Off or cause the Spin-Off to occur on terms or conditions that are less favorable and/or different than those described herein. The transaction is expected to be completed in the first half of 2018. We may, at any time and for any reason until the proposed transaction is complete, abandon the Spin-Off or modify or change its terms, including the assets we plan to contribute to SMTA.
2017 Highlights
For the year ended December 31, 2017:

•	Generated net income of $0.16 per share, FFO of $0.78 per share and AFFO of $0.85 per share.

•	Strengthened our balance sheet:

◦	Completed an underwritten public offering of 6.0% Series A Cumulative Redeemable Preferred Stock for aggregate net proceeds of $166.2 million.

◦	Issued $674.4 million aggregate principal amount of net-lease mortgage notes under Master Trust 2014.

◦	Repurchased 35.8 million shares of the Company's outstanding common stock at a weighted average purchase price of $7.88 per share.

◦	Extinguished $238.5 million of secured debt that had a 5.5% weighted average interest rate.

•	Actively managed our portfolio:

◦	Raised real estate portfolio occupancy to 99.2% as of December 31, 2017 from 98.2% as of December 31, 2016.

◦
Closed 25 real estate transactions totaling $323.0 million, including revenue producing capital expenditures, adding 39 properties to our portfolio, earning an initial weighted average cash yield of 7.66% under leases with an average term of 12.0 years.

◦	Sold 192 properties for $551.2 million in gross proceeds, including 105 vacant properties for gross proceeds of $153.7 million.

◦	Reduced Shopko concentration to 7.7% of Contractual Rent at December 31, 2017 from 8.2% at December 31, 2016.
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
As of December 31, 2017, Shopko represents our most significant tenant. Currently we lease 99 properties to Shopko, pursuant to three master leases and two single site leases, under which we receive approximately $3.9 million in Contractual Rent per month. We reduced our Shopko tenant concentration to 7.7% of Contractual Rent at December 31, 2017, compared to 8.2% at December 31, 2016. During the year ended December 31, 2017, we sold 12 Shopko properties for $71.4 million in gross proceeds as we continue our objective to reduce our exposure to Shopko.
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
Based on our monitoring of Shopko's financial information and other challenges impacting the retail industry relative to recent years, we continue to evaluate Shopko's ongoing ability to meet its obligations to us under its leases. Although Shopko is current on all of its obligations to us under its lease arrangements with us as of December 31, 2017, we can give you no assurance that this will continue to be the case, particularly if Shopko (not just the stores subject to leases with us) experiences a further decline in its business, financial condition and results of operations or loses access to liquidity. If such events were to occur, Shopko may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us or close certain of its stores, or file for bankruptcy, all of which could significantly decrease the amount of revenue we receive from it.
Operationally Essential Real Estate with Long-Term Leases
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. We also seek to enter into leases with relatively long initial terms, typically 15 to 20 years, and renewal options with attractive rent escalation provisions. As of December 31, 2017, our leases have a weighted average remaining lease term of approximately 10.0 years (based on Contractual Rent), compared to 10.8 years as of December 31, 2016. Approximately 22.0% of our leases (based on Contractual Rent) as of December 31, 2017 will expire prior to January 1, 2023.
Rent Escalators
Our leases generally contain provisions contractually increasing the rental revenue over the term of the lease at specified dates by (1) a fixed amount or (2) the lesser of (a) 1 to 2 times CPI over a specified period, (b) a fixed percentage or (c) a fixed schedule. The percentage of our single-tenant properties containing rent escalators remained consistent at 89.2% as of both December 31, 2017 and December 31, 2016, respectively (based on Contractual Rent).
Master Lease Structure
Where appropriate, we seek to enter into master leases, whereby we lease multiple properties to a single tenant on an “all or none” basis. The master lease structure prevents a tenant from unilaterally giving up under-performing properties while retaining well-performing properties. We have 131 active master leases with property counts ranging from 2 to 172 and a weighted average non-cancelable remaining lease term (based on Contractual Rent) of 12.7 years as of December 31, 2017 compared to 129 active master leases with property counts ranging from 2 to 182 and a weighted average non-cancelable remaining lease term (based on Contractual Rent) of 13.9 years as of December 31, 2016.
Master lease revenue contributed approximately 44.7% of our Contractual Rent during the year ended December 31, 2017, compared to approximately 46.2% for the same period in 2016. The largest revenue producing master leases at December 31, 2017 and 2016, respectively, consisted of 59 and 72 properties and contributed 6.8% and 7.2% of our Contractual Rent. Our smallest revenue producing master leases, consisting of two properties, contributed less than 0.1% to our Contractual Rent in each of the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the majority of our master leases include between 2 and 10 properties.
Triple-Net Leases
Our leases are predominantly triple-net, whereby the tenant pays all property operating expenses, including but not limited to real estate taxes, insurance premiums and repair and maintenance costs. We occasionally enter into leases, or acquire properties with existing leases, pursuant to which we retain responsibility for the costs of structural repair, maintenance and certain other property costs. Although such leases have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively impact our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for expenses that our tenants are currently required to pay. As of December 31, 2017, approximately 82.8% of our properties (based on Contractual Rent) are subject to triple-net leases, compared to approximately 83.7% as of December 31, 2016.
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

ASSET MANAGEMENT
The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to:

•	collect rent due,

•	renew expiring leases or re-lease space upon expiration or other termination,

•	lease or dispose of currently vacant properties, and

•	maintain or increase rental rates.
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
Active Management and Monitoring of Risks Related to Our Investments
We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and/or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis, and approximately 50.6% of our leases as of December 31, 2017 require the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis.Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy based on economically yielding properties has never been below 96.1%, despite the economic downturn of 2008 through 2010. The percentage of our properties that were economically yielding increased to approximately 99.2% as of December 31, 2017 from approximately 98.2% as of December 31, 2016.
On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of ours under a master lease. For discussion of the related settlement and current status of these properties, see Note 8 to the consolidated financial statements herein.
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
Debt Capital Structure
As of December 31, 2017, we had an approximately $3.7 billion principal balance outstanding consisting of $2.6 billion of non-recourse mortgage indebtedness, $747.5 million of unsecured Convertible Notes, $300.0 million of Senior Unsecured Notes, and $112.0 million under our unsecured Revolving Credit Facility. We have additional borrowing capacity of $688.0 million under the Revolving Credit Facility and $420.0 million under our Term Loan. The Revolving Credit Facility and Term Loan provide for financial flexibility to help fund future acquisitions and for general corporate purposes. Our non-recourse mortgage indebtedness is comprised of $332.6 million of fixed-rate CMBS and $2.2 billion in securitized net-lease mortgage notes under our Spirit Master Funding Program. Approximately $2.1 billion of our outstanding principal indebtedness is fully or partially amortizing, providing for an ongoing reduction in principal prior to maturity. Prior to January 1, 2021, contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $134.9 million and balloon payments of $1.1 billion are due at maturity under a number of different loans. Included in these balloon payments is $64.3 million for the acceleration of principal payable, including $13.2 million of capitalized interest, following an event of default under 6 separate CMBS loans.
Interest Costs
As of December 31, 2017, the weighted average stated interest rate on our fixed rate debt under our CMBS and Master Trust Notes, excluding the amortization of deferred financing costs and debt discounts, was approximately 5.1%. The weighted average stated rate as of December 31, 2017 of our unsecured Convertible Notes and Unsecured Senior Notes were 3.28% and 4.45%, respectively. Our fixed-rate debt structure provides us with a stable and predictable cash requirement related to our debt service. The stated rate of our unsecured variable-rate Term Loan as of December 31, 2017 was 2.44%. We amortize on a non-cash basis the deferred financing costs and debt discounts/premiums associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the year ended December 31, 2017, non-cash interest expense recognized on our debt totaled $23.5 million. Any changes to our debt structure, including borrowings under our Revolving Credit Facility, Term Loan or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Changing interest rates will increase or decrease the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.
Critical Accounting Policies and Estimates
Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements. See Notes 2 and 9 to the consolidated financial statements for further details.
REAL ESTATE INVESTMENTS
Purchase Accounting and Acquisition of Real Estate; Lease Intangibles
We use a number of sources to estimate fair value of real estate acquisitions, including building age, building location, building condition, rent comparables from similar properties, and terms of in-place leases, if any. Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above or below-market leases. In-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. We then allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Above and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
Impairment
We review our real estate investments and related lease intangibles quarterly for indicators of impairment, which include the asset being held for sale, tenant bankruptcy, leases expiring in less than 12 months and property vacancy. For assets with indicators of impairment, we then evaluate if its carrying value exceeds its estimated undiscounted cash flows, in which case the asset is considered impaired. Estimating future cash flows and fair values are highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.

Impairment is then calculated as the amount by which the carrying value exceeds the estimated fair value. The fair values are estimated by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate.
Allowance for Doubtful Accounts
We review our rent receivables for collectability on a regular basis, taking into consideration factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a write-off of the specific receivable will be made. Uncollected accounts receivable are written off against the allowance when all possible means of collection have been exhausted. For deferred rental revenues related to the straight-line method of reporting rental revenue, we establish a provision for losses based on our estimate of uncollectible receivables and our assessment of the risks inherent in our portfolio, giving consideration to historical experience and industry default rates for long-term receivables.
INCOME TAXES
REIT Status
We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT commencing with such taxable year, and we intend to continue operating in such a manner. To maintain our REIT status, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed to our stockholders that we derive from our REIT qualifying activities. We are still subject to state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
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
SHARE-BASED COMPENSATION
Awards granted under our Amended Incentive Award Plan may require service-based vesting over a period of years subsequent to the grant date and resulting equity-based compensation expense, measured at the fair value of the award on the date of grant, will be recognized as an expense in our consolidated financial statements over the vesting period. Grant date fair value is estimated using the Monte Carlo simulation model, which incorporates stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods.

Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
(In Thousands)	2017	2016	Change	% Change
Revenues:
Rentals	$639,017	$648,363	$(9,346)	(1.4)%
Interest income on loans receivable	3,791	5,253	(1,462)	(27.8)%
Earned income from direct financing leases	2,078	2,742	(664)	(24.2)%
Tenant reimbursement income	16,747	14,125	2,622	18.6%
Other income	7,322	15,491	(8,169)	(52.7)%
Total revenues	668,955	685,974	(17,019)	(2.5)%
Expenses:
General and administrative	62,064	52,615	9,449	18.0%
Restructuring charges	—	6,341	(6,341)	(100.0)%
Transaction costs	6,361	—	6,361	100.0%
Property costs (including reimbursable)	36,617	30,839	5,778	18.7%
Real estate acquisition costs	1,356	3,229	(1,873)	(58.0)%
Interest	190,127	196,586	(6,459)	(3.3)%
Depreciation and amortization	256,019	262,276	(6,257)	(2.4)%
Impairment	102,330	88,275	14,055	15.9%
Total expenses	654,874	640,161	14,713	2.3%
Income from continuing operations before other (expense) income and income tax expense	14,081	45,813	(31,732)	(69.3)%
Other (expense) income:
(Loss) gain on debt extinguishment	(1,645)	233	(1,878)	NM
Total other (expense) income	(1,645)	233	(1,878)	NM
Income from continuing operations before income tax expense	12,436	46,046	(33,610)	(73.0)%
Income tax expense	(394)	(965)	571	59.2%
Income from continuing operations	$12,042	$45,081	$(33,039)	73.3%

Gain on disposition of assets	$65,106	$52,365	$12,741	24.3%
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
For the year ended December 31, 2017, approximately 95.5% of our total revenues were generated from long-term leases of our owned properties. Our contractual rental revenues between periods decreased by 0.9% as we were a moderate disposer of income producing real estate during the year ended December 31, 2017. We acquired 39 properties with a real estate investment value of $323.0 million during the year ended December 31, 2017. This increase was offset by the sale of 192 properties during the same period for gross sales of $551.2 million, of which 87 were income producing properties for gross sales of $397.5 million. Additionally, we had tenant credit losses in the first quarter of 2017, where the majority of the increase in our nonperforming properties were in the convenience store and movie theater industries.
During both the years ended December 31, 2017 and 2016, non-cash rentals were $30.6 million, representing approximately 4.8% and 4.7%, respectively, of total rental revenue from continuing operations.

Interest income on loans receivable
While financed properties increased from 74 at December 31, 2016 to 88 at December 31, 2017, resulting in an increase of 20.1% in the related mortgage loans receivable balances for the comparative period, interest income on loans receivable decreased as a result of a timing of the change in financed properties. We held 144 financed properties at the beginning of 2016, of which 66 were paid off in mid-2016. Additionally, all 16 properties financed in 2017 were originated in the last four months of 2017.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income
The year-over-year decrease in other income is primarily due to $5.5 million in fee income associated with the prepayment of certain mortgage loans for the year ended December 31, 2016, and no comparable transaction for the year ended December 31, 2017. Additionally, lease termination fees collected for the year ended December 31, 2017 were $5.0 million, compared to $7.3 million for the year ended December 31, 2016.
EXPENSES
General and administrative
The year-over-year increase in general and administrative expenses is primarily due to $11.1 million in severance related costs, comprised of $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the year ended December 31, 2017 following the departure of our chief executive officer and an increase of $4.3 million in bad debt expense recorded year-over-year. The change in bad debt expense increased primarily as a result of certain entertainment, sporting goods and restaurant - casual dining properties for which the straight-line rent has been determined to be uncollectible for the year ended December 31, 2017, offset by a decrease in bad debt expenses related to convenience store properties of $1.1 million year-over-year. Finally, the period-over-period increase in general and administrative expenses was partially offset by the $1.7 million loss recognized in the comparable prior period related to termination fees on an interest rate swap.
Property costs
The increase in property costs is primarily due to an increase in non-reimbursable property taxes on operating properties of $2.4 million and an increase in reimbursable property taxes of $3.1 million. The increase in non-reimbursable property taxes on operating properties resulted from an increase in tenant credit issues year-over-year. Tenant reimbursable property costs for the year ended December 31, 2017 were $21.4 million, an increase from $18.0 million in 2016.
Transaction costs
On August 3, 2017, we announced a proposed Spin-Off of almost all of our interests in our properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets into an independent, publicly traded REIT. Transaction costs associated with the Spin-Off for the year ended December 31, 2017 totaled $6.4 million.
Interest
The decrease in interest expense is primarily due to the extinguishment of $238.5 million of mortgage debt with a weighted average interest rate of 5.5% during the year ended December 31, 2017. This was partially offset by an increase in interest due to increased average borrowings year-over-year under our Revolving Credit Facility and Term Loan, as well as interest on our Senior Unsecured Notes, which were issued in August 2016.

The following table summarizes our interest expense on related borrowings:

	Years Ended December 31,
(In Thousands)	2017	2016
Interest expense – Revolving Credit Facilities (1)	$7,957	$3,314
Interest expense – Term Loan	9,793	5,218
Interest expense – mortgages and notes payable	111,049	143,233
Interest expense – Convertible Notes	24,509	24,509
Interest expense – Unsecured Senior Notes	13,351	4,932
Non-cash interest expense:
Amortization of deferred financing costs	9,896	9,070
Amortization of net losses related to interest rate swaps	—	93
Amortization of debt discount/(premium), net	13,572	6,217
Total interest expense	$190,127	$196,586
(1) Includes non-utilization fees of approximately $2.1 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively.
Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. We were a net disposer during the year ended December 31, 2017 (based on depreciable real estate assets), which was the primary driver in the decrease year-over-year. During the year ended December 31, 2017, we acquired 39 properties with a depreciable basis of $323.0 million, while we sold 192 properties with a real estate investment value of $536.0 million. Our depreciable real estate balance was further reduced due to impairment charges recorded in 2017 on properties that remain in our portfolio. Finally, properties held for sale are no longer depreciated and there were more properties being held for sale this year than last year. The following table summarizes our depreciation and amortization expense:

	Years Ended December 31,
(In Thousands)	2017	2016
Depreciation of real estate assets	$212,112	$215,443
Other depreciation	563	475
Amortization of lease intangibles	43,344	46,358
Total depreciation and amortization	$256,019	$262,276
Impairment
Impairment charges for the year ended December 31, 2017 were $102.3 million. These charges included $24.8 million on properties held for sale, including $15.0 million on vacant held for sale properties and $6.4 million on four education properties held for sale. $77.2 million of impairment was recorded on properties held and used, including $55.9 million on vacant properties held and used, $10.0 million on eight underperforming properties within the drug store/pharmacy and consumer electronics industries, and $4.2 million on an underperforming property within the general merchandise industry. $0.3 million of impairment charges related to unrecoverable amounts from mortgage loans receivable.
During the year ended December 31, 2016, we recorded impairment losses of $88.3 million. These charges included $23.1 million on 28 properties that were held for sale, including $10.6 million on vacant held for sale properties, and $28.2 million on vacant properties that were not classified as held for sale. The impairment losses also include $26.3 million on 9 underperforming properties within the restaurant-casual dining, movie theater, general merchandise, drug store/pharmacy and distribution industries. In addition, during the year ended December 31, 2016, lease intangible write-offs were primarily due to the $6.6 million write-off of below market rent intangible liabilities for one tenant in the restaurant-casual dining industry.
(Loss) gain on debt extinguishment
During the year ended December 31, 2017, we extinguished $238.5 million of mortgage debt and recognized a loss on debt extinguishment of $1.6 million. The loss was primarily attributable to the $1.6 million pre-payment premium paid in conjunction with our voluntary pre-payment of the full outstanding balance of Master Trust 2014 Series 2014-1 Class A1 note of $43.1 million in November 2017. During the same period in 2016, we extinguished $883.0 million of mortgage debt and recognized a gain on debt extinguishment of $0.2 million. The gain was primarily attributable to the extinguishment of four defaulted mortgage loans upon sale of the properties collateralizing these loans to third parties, offset by losses from the prepayment and defeasance fees on 408 properties.
Gain on disposition of assets
During the year ended December 31, 2017, we disposed of 192 properties and recorded gains totaling $65.1 million. Included in these amounts are a $16.2 million gain on the sales of 12 Shopko properties, a $9.5 million gain on the sales of 29 restaurant - casual dining and quick service properties, a $8.9 million gain on the sales of six grocery properties, a $7.9 million gain on the sale of a distribution property, a $7.8 million gain on the sales of 11 drug store/pharmacy properties, and a $7.6 million gain on the sales of five building materials properties. These gains were partially offset by a $6.9 million loss on the sales of 105 vacant properties during the year ended December 31, 2017.
During 2016, we disposed of 213 properties and recorded gains totaling $52.4 million. Included in these amounts are a $12.7 million gain for the sales of 14 Shopko properties, a $10.3 million gain for the sale of one grocery property, a $9.8 million gain on the sale of 30 properties within the restaurant-quick service industry and a $8.8 million gain on the sale of 19 properties with the restaurant-casual dining industry.

Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
The following discussion includes the results of our continuing operations as summarized in the table below:

	Years Ended December 31,
(In Thousands)	2016	2015	Change	% Change
Revenues:
Rentals	$648,363	$634,151	$14,212	2.2%
Interest income on loans receivable	5,253	6,948	(1,695)	(24.4)%
Earned income from direct financing leases	2,742	3,024	(282)	(9.3)%
Tenant reimbursement income	14,125	15,952	(1,827)	(11.5)%
Other income	15,491	7,260	8,231	NM
Total revenues	685,974	667,335	18,639	2.8%
Expenses:
General and administrative	52,615	47,730	4,885	10.2%
Restructuring charges	6,341	7,056	(715)	(10.1)%
Property costs (including reimbursable)	30,839	27,715	3,124	11.3%
Real estate acquisition costs	3,229	2,739	490	17.9%
Interest	196,586	222,901	(26,315)	(11.8)%
Depreciation and amortization	262,276	260,633	1,643	0.6%
Impairment	88,275	70,695	17,580	24.9%
Total expenses	640,161	639,469	692	0.1%
Income from continuing operations before other income (expense) and income tax expense	45,813	27,866	17,947	64.4%
Other income (expense):
Gain (loss) on debt extinguishment	233	(3,162)	3,395	NM
Total other income (expense)	233	(3,162)	3,395	NM
Income from continuing operations before income tax expense	46,046	24,704	21,342	NM
Income tax expense	(965)	(601)	(364)	(60.6)%
Income from continuing operations	$45,081	$24,103	$20,978	(87.0)%

Gain on disposition of assets	$52,365	$68,421	$(16,056)	23.5%
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

The following table summarizes our interest expense on related borrowings from continuing operations:

	Years Ended December 31,
(In Thousands)	2016	2015
Interest expense – Revolving Credit Facilities (1)	$3,314	$2,698
Interest expense – Term Loan	5,218	888
Interest expense – mortgages and notes payable	143,233	184,439
Interest expense – Convertible Notes	24,509	24,509
Interest expense – Unsecured Senior Notes	4,932	—
Non-cash interest expense:
Amortization of deferred financing costs	9,070	7,937
Amortization of net losses related to interest rate swaps	93	108
Amortization of debt discount/(premium), net	6,217	2,322
Total interest expense	$196,586	$222,901
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
The following table summarizes our depreciation and amortization expense from continuing operations:

	Years Ended December 31,
(In Thousands)	2016	2015
Depreciation of real estate assets	$215,443	$210,395
Other depreciation	475	375
Amortization of lease intangibles	46,358	49,863
Total depreciation and amortization	$262,276	$260,633
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

The following summarizes our impairment loss from continuing operations:

	Years Ended December 31,
(In Thousands)	2016	2015
Real estate and intangible asset impairment	$80,390	$68,531
Write-off of lease intangibles due to lease terminations, net	7,683	1,666
Loans receivable impairment	176	324
Total impairments from real estate investment net assets	88,249	70,521
Other impairment	26	174
Total impairment loss	$88,275	$70,695
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
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities and borrowings under the Revolving Credit Facility and Term Loan. Our Revolving Credit Facility and Term Loan increase our capacity to fund acquisitions, while continuing to meet our short-term working capital requirements. As of December 31, 2017, $688.0 million of borrowing capacity was available under the Revolving Credit Facility and $420.0 million was available under the Term Loan.
In November, 2016, the Board of Directors approved a new $500.0 million ATM Program and the Company terminated it's existing program. As of December 31, 2017, no shares had been sold under the new ATM Program.
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $200.0 million of its common stock. During the year ended December 31, 2017, 26,337,295 shares of the Company's outstanding common stock were repurchased in open market transactions under this stock repurchase program, at a weighted average price of $7.59 per share, equivalent to the full $200.0 million authorized. Fees associated with the share repurchase of $0.5 million are included in retained earnings.
In August, 2017, our Board of Directors approved a new stock repurchase program, which authorizes us to purchase up to $250.0 million of our common stock in the open market or through private transactions from time to time over the next 18 months. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. As of December 31, 2017, the Company had repurchased 9,502,670 shares of its outstanding common stock under this new stock repurchase program.
In October, 2017, the Company completed an underwritten public offering of 6,900,000 shares of 6.00% Series A Cumulative Redeemable Preferred Stock, including 900,000 shares sold pursuant to the underwriter's option to purchase additional shares. Gross proceeds raised were approximately $172.5 million; net proceeds were approximately $166.2 million after deducting underwriter discounts and offering costs paid by the Company. The net proceeds from the offering were initially used to reduce outstanding debt and for general operating purposes of the Company.
Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and occasionally by issuing fixed rate secured or unsecured notes and bonds. We may continue to issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our Revolving Credit Facility, Term Loan or other indebtedness. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.
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
Description of Certain Debt
Spirit Master Funding Program
The Spirit Master Funding Program is an asset-backed securitization platform in which we raise capital through the issuance of non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. The Spirit Master Funding Program allows us to issue notes that are secured by the assets of the special purpose entity note issuers that are pledged to the indenture trustee for the benefit of the noteholders and managed by the Operating Partnership as property manager. These Collateral Pools consist primarily of commercial real estate properties, the issuers’ rights in the leases of such properties and commercial mortgage loans secured by commercial real estate properties. In general, monthly rental and mortgage receipts with respect to the leases and mortgage loans are deposited with the indenture trustee who will first utilize these funds to satisfy the debt service requirements on the notes and any fees and costs associated with the administration of the Spirit Master Funding Program including property and asset management fees payable to Spirit. The remaining funds are remitted to the issuers monthly on the note payment date.
In addition, upon satisfaction of certain conditions, the issuers may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pools. Proceeds from the sale of assets within the Collateral Pools are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At December 31, 2017, $85.7 million was held on deposit and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheet included in this Annual Report on Form 10-K.
The Spirit Master Funding Program consists of two separate securitization trusts that have one or multiple bankruptcy-remote, special purpose entities as issuers of the Master Trust 2013 and Master Trust 2014 notes. Each issuer is an indirect wholly-owned subsidiary of ours. All outstanding series of Master Trust Notes were rated A+ by S&P as of December 31, 2017.
Master Trust 2013
In December 2013, an indirect wholly-owned subsidiary of ours issued $330.0 million aggregate principal amount of net-lease mortgage notes comprised of $125.0 million of 3.89% interest-only notes expected to be repaid in December 2018 and $205.0 million of 5.27% amortizing notes expected to be repaid in December 2023.

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
In November 2014, the existing issuers under Master Trust 2014 and two additional indirect wholly-owned subsidiaries of ours, collectively as co-issuers, completed the issuance of $510.0 million aggregate principal amount of net-lease mortgage notes comprised of $150.0 million of 3.50% interest-only notes expected to be repaid in January 2020 and $360.0 million of 4.63% amortizing notes (interest-only through November 2017) expected to be repaid in January 2030.
At the time of issuance, the Class A notes represented approximately 70% of the collateral appraised value and are currently rated A+ by S&P. The Class B notes are subordinate to the Class A notes as to principal repayment, represent approximately 5% of the collateral value, and are currently rated BBB by S&P.
In December 2017, the existing issuers under Master Trust 2014, collectively as co-issuers, completed the issuance of $674.4 million aggregate principal amount of net-lease mortgage notes comprised of $542.4 million of 4.36%, Class A, amortizing notes and $132.0 million of 6.35%, Class B, interest-only notes, each class of Notes have an anticipated repayment date in December 2022 and a legal final payment date in December 2047. (Refer to Note 17. Subsequent Events, regarding repricing of the Class B Notes). The Operating Partnership retained $27.1 million in aggregate principal amount of Class A Notes and $6.6 million in aggregate principal amount of Class B Notes to satisfy its regulatory risk retention obligations. In conjunction with the issuance, the Company pre-paid Series 2014-1 Class A1 of the 2014 notes.
The Master Trust Notes are summarized below:

	Stated Rates (1)	Remaining Term	December 31, 2017	December 31, 2016
		(in Years)	(in Thousands)
Series 2014-1 Class A1	—%	0.0	$—	$53,919
Series 2014-1 Class A2	5.4%	2.5	252,437	253,300
Series 2014-2	5.8%	3.2	222,683	226,283
Series 2014-3	5.7%	4.2	311,336	311,820
Series 2014-4 Class A1	3.5%	2.1	150,000	150,000
Series 2017-1 Class A (2)	4.4%	5.0	515,280	—
Series 2017-1 Class B (2)	6.4%	5.0	125,400	—
Series 2014-4 Class A2	4.6%	12.1	358,664	360,000
Total Master Trust 2014 notes	5.0%	5.4	1,935,800	1,355,322
Series 2013-1 Class A	3.9%	1.0	125,000	125,000
Series 2013-2 Class A	5.3%	6.0	187,704	192,384
Total Master Trust 2013 notes	4.7%	4.0	312,704	317,384
Total Master Trust Notes			2,248,504	1,672,706
Debt discount, net			(36,188)	(18,787)
Deferred financing costs, net			(24,010)	(16,376)
Total Master Trust Notes, net			$2,188,306	$1,637,543
(1) Represents the individual series stated interest rate as of December 31, 2017 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of December 31, 2017.
(2) The Operating Partnership acquired $27.1 million in aggregate principal amount of Class A Notes and $6.6 million in aggregate principal amount of Class B Notes, which eliminate in consolidation, to satisfy its regulatory risk retention obligations.

As of December 31, 2017, the Master Trust 2014 notes were secured by 815 owned and financed properties issued by 5 indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of December 31, 2017, the Master Trust 2013 notes were secured by 296 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
Convertible Notes
The Convertible Notes are comprised of two series of notes with an aggregate principal amount of $747.5 million at both December 31, 2017 and December 31, 2016. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes, aggregate principal amount $402.5 million, accrue interest at 2.875% and are scheduled to mature on May 15, 2019. The 2021 Notes, aggregate principal amount $345.0 million, accrue interest at 3.75% and are scheduled to mature on May 15, 2021. As of December 31, 2017, the carrying amount of the Convertible Notes was $715.9 million, which is net of discounts (for the value of the embedded conversion feature) and unamortized deferred financing costs.
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
The initial conversion rate for the Convertible Notes is 76.3636 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $13.10 per share of common stock). The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2017, the conversion rate was 77.3144 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Revolving Credit Facility
On March 31, 2015, the Company entered into the Credit Agreement, among the Operating Partnership as borrower and the Company as guarantor, that established a new $600.0 million unsecured credit facility and terminated its secured $400.0 million 2013 Credit Facility. The Revolving Credit Facility matures on March 31, 2019 (extendible at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the Revolving Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The Revolving Credit Facility also includes a 50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuance of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guaranties to material subsidiaries (as defined in the Credit Agreement) meeting certain conditions. At December 31, 2017, there were no subsidiaries meeting this requirement.
The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of December 31, 2017, the Revolving Credit Facility bore interest at LIBOR plus 1.25% based on the Company's credit rating and incurred a facility fee of 0.25% per annum.
The Operating Partnership may voluntarily prepay the Revolving Credit Facility, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the Revolving Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of December 31, 2017, there were no subsidiaries that met this requirement.
As of December 31, 2017, $112.0 million in borrowings were outstanding and $688.0 million of borrowing capacity was available under the Revolving Credit Facility. Amounts available for borrowing under the Revolving Credit Facility remain subject to compliance with certain customary restrictive covenants including:

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
As of December 31, 2017, the Corporation and the Operating Partnership were in compliance with these covenants.
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
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's election. In each case, the applicable margin is determined based upon the Corporation’s leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April 2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leverage based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings will bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings. As of December 31, 2017, the Term Loan bore interest at LIBOR plus 1.35% based on our credit rating.

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
As of December 31, 2017, the Term Loan provided $420.0 million of borrowing capacity. Amounts available for borrowing under the Term Loan remain subject to compliance with certain customary restrictive covenants including:

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
As of December 31, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
As of December 31, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
CMBS
We may use long-term, fixed-rate debt to finance our properties. In such events, we generally seek to use asset level financing that bears annual interest less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity, and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants.
As of December 31, 2017, we had 12 loans with approximately $332.6 million of outstanding principal balances under our fixed rate CMBS loans, with a weighted average contractual interest rate of 5.81% and a weighted average maturity of 4.6 years. Approximately one-third of this debt is partially amortizing and requires a balloon payment at maturity. These balances include six separate fixed-rate CMBS loans that are in default due to the underperformance of the eight properties that secure them. As of December 31, 2017, the aggregate principal balance under the defaulted CMBS loans was $64.3 million, including $13.2 million of default interest added to principal, and is discussed further below. Excluding these six loans, the outstanding principal obligations under our CMBS fixed-rate loans as of December 31, 2017 was $268.3 million.
The table below shows the outstanding principal obligations, including amortization, of these CMBS fixed rate loans as of December 31, 2017 and the year in which the loans mature (dollars in thousands). The information displayed in the table excludes amounts and interest rates related to the defaulted loans and the eight properties securing them.

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total

2018	—	—	0	—%	$3,692	$—	$3,692
2019	—	—	—	—	3,905	—	3,905
2020	—	—	—	—	4,100	—	4,100
2021	—	—	—	—	4,365	—	4,365
2022	1	12	4.67%	4.67	4,617	42,400	47,017
Thereafter	5	88	5.23%-6.00%	5.48	7,276	197,980	205,256
Total	6	100		5.35%	$27,955	$240,380	$268,335

CMBS Liquidity Matters
As of December 31, 2017, we are in default on six separate CMBS loans due to the underperformance of the properties securing these loans. The wholly-owned special purpose entities subject to these mortgage loans are separate legal entities and the sole owner of their assets and responsible for their liabilities. The aggregate outstanding principal balance of these loans, including capitalized interest, totaled $64.3 million. We believe the value of these properties is less than the related debt. As a result, we have notified the lenders of each special purpose entity that we anticipate either surrendering these properties to the lenders or selling them in certain instances in exchange for relieving the indebtedness, including any accrued interest and accrued or unpaid property expenses, encumbering them.
The following table provides key elements of the defaulted mortgage loans (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized Interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate	Default Rate	Accrued Interest (1)

Manufacturing	2	$3,618	$16	$5,460	$11,354	$16,814	$—	5.85%	9.85%	$143
Sporting Goods	1	3,070	—	6,321	429	6,750	453	5.62	10.62	80
Consumer Electronics	1	3,021	—	8,592	592	9,184	286	5.87	9.87	62
Multi-Tenant Retail	1	12,580	95	17,250	398	17,648	575	5.53	7.53	78
Sporting Goods	2	3,457	—	9,625	310	9,935	—	4.39	9.39	78
Sporting Goods	1	2,010	—	3,853	128	3,981	169	4.65	9.65	33
	8	$27,756	$111	$51,101	$13,211	$64,312	$1,483	5.44%	9.21%	$474
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
Debt Maturities
Future principal payments due on our various types of debt outstanding as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter

Revolving Credit Facility	112,000	—	112,000	—	—	—	—
Master Trust Notes	2,248,504	163,185	40,230	410,713	237,790	969,020	427,566
CMBS - fixed-rate (1)	332,647	68,004	3,905	4,100	4,365	47,017	205,256
Convertible Notes	747,500	—	402,500	—	345,000	—	—
Unsecured Senior Notes	300,000	—	—	—	—	—	300,000
	$3,740,651	$231,189	$558,635	$414,813	$587,155	$1,016,037	$932,822
(1) The CMBS - fixed-rate payment balance in 2018 includes $64.3 million, including $13.2 million of capitalized interest, for the acceleration of principal payable following an event of default under 6 separate CMBS loans with stated maturities in 2018.

Contractual Obligations
The following table provides information with respect to our commitments as well as potential acquisitions under contract as of December 31, 2017, the table does not reflect available debt extensions (in thousands):

	Payment due by period
					More than
		Less than 1	1-3 years	3-5 years	5 years
Contractual Obligations	Total	Year (2018)	(2019-2020)	(2021-2022)	(after 2022)

Debt - Principal	$3,740,651	$231,189	$973,448	$1,603,192	$932,822
Debt - Interest (1) (3)	795,950	170,252	288,219	192,452	145,027
Acquisitions Under Contract (2)	29,281	29,281	—	—	—
Capital Improvements	34,128	30,203	2,525	1,400	—
Operating Lease Obligations	43,842	3,157	6,356	6,312	28,017
Total	$4,643,852	$464,082	$1,270,548	$1,803,356	$1,105,866
(1) Excludes interest on defaulted mortgage loans.
(2) Contracts contain standard cancellation clauses contingent on results of due diligence.
(3) Debt - Interest has been calculated based on outstanding balances as of December 31, 2017 through their respective maturity dates and excludes unamortized non-cash deferred financing costs of $39.6 million, unamortized debt discount of $61.4 million and any interest due on defaulted mortgage loans, including $0.5 million accrued as of December 31, 2017.
Distribution Policy
Distributions from our current or accumulated earnings are generally classified as ordinary income, whereas distributions in excess of our current and accumulated earnings, to the extent of a stockholder’s federal income tax basis in our common stock, are generally classified as a return of capital. Under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gain.
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

Cash Flows
Comparison of Years Ended December 31, 2017 and 2016
The following table presents a summary of our cash flows for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended
	December 31,
	2017	2016	Change
Net cash provided by operating activities	$386,393	$361,409	$24,984
Net cash provided by (used in) investing activities	82,942	(117,251)	200,193
Net cash used in financing activities	(470,596)	(255,889)	(214,707)
Net (decrease) increase in cash and cash equivalents	$(1,261)	$(11,731)	$10,470
As of December 31, 2017, we had $8.8 million of unrestricted cash and cash equivalents as compared to $10.1 million as of December 31, 2016.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to a decrease in costs associated with debt extinguishment of $22.9 million due to a lower volume of mortgage debt being extinguished, a decrease in cash paid for interest of $18.4 million related to the lower level of outstanding mortgage debt, and reduced restructuring charge payments of $11.3 million as restructuring activities were finalized in 2016, offset by a decrease in cash revenue of $19.1 million and increases in property costs of $5.8 million related to reimbursable and non-reimbursable property taxes, and G&A costs of $3.6 million.
The decrease in revenue was primarily attributable to the disposition of 192 properties, representing a gross investment in real estate during the year ended December 31, 2017 of $510.9 million, partially offset by the acquisition of 39 properties, during the same period, with a real estate investment value totaling $323.0 million.
Investing Activities
Cash provided by (used in) investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash provided by investing activities during 2017 included cash proceeds of $472.5 million from the disposition of 192 properties, offset by $279.9 million to fund the acquisition of 39 properties and capitalized real estate expenditures of $46.1 million and the transfer of sales proceeds to restricted cash accounts of $71.3 million . Net cash provided by investing activities also included collections of principal on loans receivable and real estate assets under direct financing leases totaling $12.8 million and the investment in notes receivable of $5.0 million.
During the same period in 2016, net cash used in investing activities included $655.8 million to fund the acquisition of 269 properties and capitalized real estate expenditures of $27.1 million partially offset by cash proceeds of $524.8 million from the disposition of 213 properties. Net cash used in investing activities also included collections of principal on loans receivable and real estate assets under direct financing leases totaling $8.4 million, offset by the release of sales proceeds from restricted cash accounts of $2.3 million.
Financing Activities
Generally, our net cash used in financing activities is impacted by our common and preferred stock offerings and activity, including repurchases of our common stock under our Stock Repurchase Program, borrowings under our Revolving Credit Facilities and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.

Net cash used in financing activities during 2017 was primarily attributable to the repayment of the $420.0 million Term Loan, the payment of dividends to common and preferred equity owners of $341.7 million, the repurchase of 35,839,965 shares of the Company's outstanding common stock for $286.6 million and repayments of $221.3 million in mortgages and notes payable, offset by the issuance of 6.9 million shares of Class A Preferred Stock for net proceeds of $166.2 million, and debt issuances under our Spirit Master Funding Program of $618.6 million.
Net cash used in financing activities during 2016 was primarily attributable to the repayment of our indebtedness of $863.8 million and the payment of dividends to equity owners of $323.6 million, both of which were primarily funded from our operating cash flows, net borrowings under our Revolving Credit Facility and Term Loan of $86.0 million and $95.0 million, respectively, net proceeds of $298.1 million from the issuance of $300.0 million aggregate principal Senior Unsecured Notes and the sale of an aggregate 40.8 million shares of our common stock in an underwritten public offering and under our ATM Program, generating net proceeds of $368.9 million and $77.7 million, respectively.
Comparison of Years Ended December 31, 2016 and 2015
The following table presents a summary of our cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended
	December 31,
	2016	2015	Change
Net cash provided by operating activities	$361,409	$371,986	$(10,577)
Net cash used in investing activities	(117,251)	(385,696)	268,445
Net cash provided by financing activities	(255,889)	(140,681)	(115,208)
Net increase (decrease) in cash and cash equivalents	$(11,731)	$(154,391)	$142,660
As of December 31, 2016, we had $10.1 million of cash and cash equivalents as compared to $21.8 million as of December 31, 2015.
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
Net cash used in investing activities during 2016 included $655.8 million to fund the acquisition of 269 properties and capitalized real estate expenditures of $27.1 million partially offset by cash proceeds of $524.8 million from the disposition of 213 properties. Net cash used in investing activities also included collections of principal on loans receivable and real estate assets under direct financing leases totaling $8.4 million, offset by the release of sales proceeds from restricted cash accounts of $2.3 million.
During the same period in 2015, net cash used in investing activities included $876.0 million to fund the acquisition of 232 properties and capitalized real estate expenditures of $10.3 million partially offset by cash proceeds of $496.6 million from the disposition of 110 properties. Net cash used in investing activities also included investment in loans receivable of $4.0 million, partially offset by the release of sales proceeds from restricted cash accounts of $41.0 million and collections of principal on loans receivable and real estate assets under direct financing leases totaling $6.8 million.
Financing Activities
Generally, our net cash (used in) provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our Revolving Credit Facilities and Term Loan, and issuances of net-lease mortgage notes under our Spirit Master Funding Program.
Net cash used in financing activities during 2016 was primarily attributable to the repayment of our indebtedness of $863.8 million and the payment of dividends to equity owners of $323.6 million, both of which were primarily funded from our operating cash flows, net borrowings under our Revolving Credit Facility and Term Loan of $86.0 million and $95.0 million, respectively, net proceeds of $298.1 million from the issuance of $300.0 million aggregate principal Senior Unsecured Notes and the sale of an aggregate 40.8 million shares of our common stock in an underwritten public offering and under our ATM Program, generating net proceeds of $368.9 million and $77.7 million, respectively.
Net cash used in financing activities during 2015 was primarily attributable to the repayment of our indebtedness of $512.5 million, the payment of dividends to equity owners of $292.3 million, both of which were paid primarily through sources from our operating cash flows, and net repayments under our Revolving Credit Facilities of $15.2 million. These amounts were partially offset by the issuance and sale of 23.0 million shares of our common stock in an underwritten public offering and the sale of 6.6 million shares of our common stock under our ATM Program for aggregate net proceeds of $347.2 million and borrowings under our Term Loan of $325.0 million.
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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of December 31, 2017, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of December 31, 2017, $3.6 billion of our indebtedness was fixed-rate, consisting of our Master Trust Notes, fixed-rate CMBS loans, Senior Unsecured Notes and Convertible Notes, with a weighted average stated interest rate of 4.67%, excluding amortization of deferred financing costs and debt discounts/premiums. As of December 31, 2017, $112.0 million of our indebtedness was variable-rate, consisting of our Revolving Credit Facility, with a weighted average stated interest rate of 2.74%, excluding amortization of deferred financing costs and debt discounts/premiums. If one-month LIBOR as of December 31, 2017 increased by 12.5 basis points, or 0.125%, the resulting increase in annual interest expense with respect to the $112.0 million outstanding under the variable-rate obligations would impact our future earnings and cash flows by $140.0 thousand.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of December 31, 2017 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Revolving Credit Facility	$112,000	$111,997
Term Loan, net (1)	—	—
Senior Unsecured Notes, net (1)	295,321	299,049
Mortgages and notes payable, net (1)	2,516,478	2,657,599
Convertible Notes, net (1)	715,881	761,440
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Realty Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Dallas, Texas
February 22, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Dallas, Texas
February 22, 2018

Report of Independent Registered Public Accounting Firm
To the Partners of Spirit Realty, L.P. and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty, L.P. (the Operating Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2016.
Dallas, Texas
February 22, 2018

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2017	December 31, 2016
Assets
Investments:
Real estate investments:
Land and improvements	$2,588,930	$2,704,010
Buildings and improvements	4,692,377	4,775,221
Total real estate investments	7,281,307	7,479,231
Less: accumulated depreciation	(1,075,643)	(940,005)
	6,205,664	6,539,226
Loans receivable, net	79,967	66,578
Intangible lease assets, net	409,903	470,276
Real estate assets under direct financing leases, net	24,865	36,005
Real estate assets held for sale, net	48,929	160,570
Net investments	6,769,328	7,272,655
Cash and cash equivalents	8,798	10,059
Deferred costs and other assets, net	231,045	140,917
Goodwill	254,340	254,340
Total assets	$7,263,511	$7,677,971

Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facility	$112,000	$86,000
Term Loan, net	—	418,471
Senior Unsecured Notes, net	295,321	295,112
Mortgages and notes payable, net	2,516,478	2,162,403
Convertible Notes, net	715,881	702,642
Total debt, net	3,639,680	3,664,628
Intangible lease liabilities, net	155,303	182,320
Accounts payable, accrued expenses and other liabilities	148,919	148,915
Total liabilities	3,943,902	3,995,863
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares and no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively, liquidation preference of $25.00 per share	166,193	—
Common stock, $0.01 par value, 750,000,000 shares authorized: 448,868,269 shares and 483,624,120 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	4,489	4,836
Capital in excess of common stock par value	5,193,631	5,177,086
Accumulated deficit	(2,044,704)	(1,499,814)
Total stockholders’ equity	3,319,609	3,682,108
Total liabilities and stockholders’ equity	$7,263,511	$7,677,971
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rentals	$639,017	$648,363	$634,151
Interest income on loans receivable	3,791	5,253	6,948
Earned income from direct financing leases	2,078	2,742	3,024
Tenant reimbursement income	16,747	14,125	15,952
Other income	7,322	15,491	7,260
Total revenues	668,955	685,974	667,335
Expenses:
General and administrative	62,064	52,615	47,730
Restructuring charges	—	6,341	7,056
Transaction costs	6,361	—	—
Property costs (including reimbursable)	36,617	30,839	27,715
Real estate acquisition costs	1,356	3,229	2,739
Interest	190,127	196,586	222,901
Depreciation and amortization	256,019	262,276	260,633
Impairments	102,330	88,275	70,695
Total expenses	654,874	640,161	639,469
Income from continuing operations before other (expense) income and income tax expense	14,081	45,813	27,866
Other (expense) income:
(Loss) gain on debt extinguishment	(1,645)	233	(3,162)
Total other (expense) income	(1,645)	233	(3,162)
Income from continuing operations before income tax expense	12,436	46,046	24,704
Income tax expense	(394)	(965)	(601)
Income from continuing operations	12,042	45,081	24,103
Discontinued operations:
Income from discontinued operations	—	—	98
Gain on disposition of assets	—	—	590
Income from discontinued operations	—	—	688
Income before gain on disposition of assets	12,042	45,081	24,791
Gain on disposition of assets	65,106	52,365	68,421
Net Income	77,148	97,446	93,212
Dividends paid to preferred stockholders	(2,530)	—	—
Net income attributable to common stockholders	$74,618	$97,446	$93,212

Net income per share attributable to common stockholders—basic	$0.16	$0.21	$0.21

Net income per share attributable to common stockholders—diluted	$0.16	$0.21	$0.21
Weighted average shares of common stock outstanding:
Basic	467,934,945	469,217,776	432,222,953
Diluted	467,942,788	469,246,265	432,545,625
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$74,618	$97,446	$93,212
Other comprehensive income:
Change in net unrealized losses on cash flow hedges	—	(1,137)	(1,190)
Net cash flow hedge losses reclassified to operations	—	2,165	1,245
Total comprehensive income	$74,618	$98,474	$93,267
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock			Accumulated Deficit		Total Stockholders’ Equity
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value		AOCL
Balances, December 31, 2014	—	$—	411,350,440	$4,113	$4,361,320	$(1,052,688)	$(1,083)	$3,311,662
Net income	—	—	—	—	—	93,212	—	93,212
Other comprehensive income	—	—	—	—	—	—	55	55
Dividends declared on common stock	—	—	—	—	—	(298,531)	—	(298,531)
Tax withholdings related to net stock settlements	—	—	(426,158)	(4)	—	(4,268)	—	(4,272)
Issuance of shares of common stock, net	—	—	29,610,100	296	346,915	—	—	347,211
Exercise of stock options	—	—	5,000	—	46	—	—	46
Stock-based compensation, net	—	—	1,280,582	13	13,042	(564)	—	12,491
Balances, December 31, 2015	—	$—	441,819,964	$4,418	$4,721,323	$(1,262,839)	$(1,028)	$3,461,874
Net income	—	—	—	—	—	97,446	—	97,446
Other comprehensive income	—	—	—	—	—	—	1,028	1,028
Dividends declared on common stock	—	—	—	—	—	(333,180)	—	(333,180)
Tax withholdings related to net stock settlements	—	—	(72,835)	(1)	—	(752)	—	(753)
Issuance of shares of common stock, net	—	—	40,835,360	408	446,205	—	—	446,613
Stock-based compensation, net	—	—	1,041,631	11	9,558	(489)	—	9,080
Balances, December 31, 2016	—	$—	483,624,120	$4,836	$5,177,086	$(1,499,814)	$—	$3,682,108
Net income	—	—	—	—	—	77,148	—	77,148
Dividends declared on preferred stock	—	—	—	—	—	(2,530)	—	(2,530)
Net income available to common stockholders	—	—	—	—	—	74,618	—	74,618
Issuance of preferred stock	6,900,000	166,193	—	—	—	—	—	166,193
Dividends declared on common stock	—	—	—	—	—	(332,402)	—	(332,402)
Tax withholdings related to net stock settlements	—	—	(440,312)	(4)	—	(3,538)	—	(3,542)
Repurchase of common shares	—	—	(35,839,965)	(358)	—	(282,731)	—	(283,089)
Stock-based compensation, net	—	—	1,524,426	15	16,545	(837)	—	15,723
Balances, December 31, 2017	6,900,000	$166,193	448,868,269	$4,489	$5,193,631	$(2,044,704)	$—	$3,319,609
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net Income	$77,148	$97,446	$93,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,019	262,276	260,633
Impairments	102,330	88,275	70,729
Amortization of deferred financing costs	9,896	9,070	7,937
Payments to terminate interest rate swap	—	(1,724)	—
Derivative net settlements, amortization and terminations	—	1,811	(132)
Amortization of debt discounts	13,572	6,217	2,322
Stock-based compensation expense	16,560	9,570	13,321
Loss (gain) on debt extinguishment	1,645	(233)	3,162
Debt extinguishment costs	(3,305)	(26,219)	(8,112)
Gains on dispositions of real estate and other assets	(65,106)	(52,365)	(69,011)
Non-cash revenue	(28,439)	(26,333)	(20,930)
Bad debt expense and other	5,913	(594)	151
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,418)	(6,561)	(604)
Accounts payable, accrued expenses and other liabilities	1,578	6,308	13,382
Accrued restructuring charges	—	(5,535)	5,926
Net cash provided by operating activities	386,393	361,409	371,986
Investing activities
Acquisitions of real estate	(279,934)	(655,835)	(875,983)
Capitalized real estate expenditures	(46,100)	(27,078)	(10,269)
Investments in loans receivable	(4,995)	(5,073)	(4,020)
Collections of principal on loans receivable and real estate assets under direct financing leases	12,769	8,410	6,822
Proceeds from dispositions of real estate and other assets	472,496	524,776	496,646
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	—	39,869	(39,869)
Transfers of net sales proceeds (to) from Master Trust Release	(71,294)	(2,320)	40,977
Net cash provided by (used in) investing activities	82,942	(117,251)	(385,696)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Financing activities
Borrowings under Revolving Credit Facilities	940,200	1,080,000	798,000
Repayments under Revolving Credit Facilities	(914,200)	(994,000)	(813,181)
Borrowings under mortgages and notes payable	618,603	—	—
Repayments under mortgages and notes payable	(221,310)	(863,836)	(512,486)
Borrowings under Term Loan	—	796,000	325,000
Repayments under Term Loan	(420,000)	(701,000)	—
Borrowings under Senior Unsecured Notes	—	298,134	—
Deferred financing costs	(8,255)	(4,352)	(6,150)
Proceeds from issuance of common stock, net of offering costs	—	446,613	347,211
Proceeds from issuance of preferred stock, net of offering costs	166,193	—	—
Repurchase of shares of common stock	(286,631)	(753)	(4,272)
Proceeds from exercise of stock options	—	—	46
Preferred stock dividends paid	(2,530)	—	—
Common stock dividends paid	(339,174)	(323,640)	(292,262)
Transfers (from) to reserve/escrow deposits with lenders, net	(3,492)	10,945	17,413
Net cash used in financing activities	(470,596)	(255,889)	(140,681)
Net decrease in cash and cash equivalents	(1,261)	(11,731)	(154,391)
Cash and cash equivalents, beginning of year	10,059	21,790	176,181
Cash and cash equivalents, end of year	$8,798	$10,059	$21,790
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)

	December 31, 2017	December 31, 2016
Assets
Investments:
Real estate investments:
Land and improvements	$2,588,930	$2,704,010
Buildings and improvements	4,692,377	4,775,221
Total real estate investments	7,281,307	7,479,231
Less: accumulated depreciation	(1,075,643)	(940,005)
	6,205,664	6,539,226
Loans receivable, net	79,967	66,578
Intangible lease assets, net	409,903	470,276
Real estate assets under direct financing leases, net	24,865	36,005
Real estate assets held for sale, net	48,929	160,570
Net investments	6,769,328	7,272,655
Cash and cash equivalents	8,798	10,059
Deferred costs and other assets, net	231,045	140,917
Goodwill	254,340	254,340
Total assets	$7,263,511	$7,677,971
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facility	$112,000	$86,000
Term Loan, net	—	418,471
Senior Unsecured Notes, net	295,321	295,112
Mortgages and notes payable, net	2,516,478	2,162,403
Notes payable to Spirit Realty Capital, Inc., net	715,881	702,642
Total debt, net	3,639,680	3,664,628
Intangible lease liabilities, net	155,303	182,320
Accounts payable, accrued expenses and other liabilities	148,919	148,915
Total liabilities	3,943,902	3,995,863
Commitments and contingencies (see Note 8)
Partners' Capital
Partnership units
General partner's common capital, 3,988,218 units issued and outstanding as of both December 31, 2017 and December 31, 2016	24,426	26,586
Limited partners' preferred capital: 6,900,000 and no units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	166,193	—
Limited partners' common capital, 444,880,051 and 479,635,902 units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3,128,990	3,655,522
Total partners' capital	3,319,609	3,682,108
Total liabilities and partners' capital	$7,263,511	$7,677,971
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rentals	$639,017	$648,363	$634,151
Interest income on loans receivable	3,791	5,253	6,948
Earned income from direct financing leases	2,078	2,742	3,024
Tenant reimbursement income	16,747	14,125	15,952
Other income	7,322	15,491	7,260
Total revenues	668,955	685,974	667,335
Expenses:
General and administrative	62,064	52,615	47,730
Restructuring charges	—	6,341	7,056
Transaction costs	6,361	—	—
Property costs (including reimbursable)	36,617	30,839	27,715
Real estate acquisition costs	1,356	3,229	2,739
Interest	190,127	196,586	222,901
Depreciation and amortization	256,019	262,276	260,633
Impairments	102,330	88,275	70,695
Total expenses	654,874	640,161	639,469
Income from continuing operations before other (expense) income and income tax expense	14,081	45,813	27,866
Other (expense) income:
(Loss) gain on debt extinguishment	(1,645)	233	(3,162)
Total other (expense) income	(1,645)	233	(3,162)
Income from continuing operations before income tax expense	12,436	46,046	24,704
Income tax expense	(394)	(965)	(601)
Income from continuing operations	12,042	45,081	24,103
Discontinued operations:
Income from discontinued operations	—	—	98
Gain on disposition of assets	—	—	590
Income from discontinued operations	—	—	688
Income before gain on disposition of assets	12,042	45,081	24,791
Gain on disposition of assets	65,106	52,365	68,421
Net income	$77,148	$97,446	$93,212
Preferred distributions	(2,530)	—	—
Net income after preferred distributions	74,618	97,446	93,212

Net income attributable to general partners	657	825	855
Net income attributable to limited partners	76,491	96,621	92,357

Net income per common partnership unit - basic	$0.16	$0.21	$0.21

Net income per common partnership unit —diluted	$0.16	$0.21	$0.21
Weighted average common partnership units outstanding:
Basic	467,934,945	469,217,776	432,222,953
Diluted	467,942,788	469,246,265	432,545,625
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$77,148	$97,446	$93,212
Other comprehensive income:
Change in net unrealized losses on cash flow hedges	—	(1,137)	(1,190)
Net cash flow hedge losses reclassified to operations	—	2,165	1,245
Total comprehensive income	$77,148	$98,474	$93,267
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Preferred Units		Common Units				Total Partnership Capital
	Limited Partners' Capital (2)		General Partner's Capital (1)		Limited Partners' Capital (2)
	Units	Amount	Units	Amount	Units	Amount
Balances, December 31, 2014	—	$—	3,988,218	$30,456	407,362,222	$3,281,206	$3,311,662
Net income	—	—	—	855	—	92,357	93,212
Other comprehensive income	—	—	—	1	—	54	55
Partnership distributions declared	—	—	—	(2,738)	—	(295,793)	(298,531)
Tax withholdings related to net settlement of partnership units	—	—	—	—	(426,158)	(4,272)	(4,272)
Issuance of partnership units, net	—	—	—	—	29,610,100	347,211	347,211
Exercise of partnership units	—	—	—	—	5,000	46	46
Stock-based compensation, net	—	—	—	—	1,280,582	12,491	12,491
Balances, December 31, 2015	—	$—	3,988,218	$28,574	437,831,746	$3,433,300	$3,461,874
Net income	—	—	—	825	—	96,621	97,446
Other comprehensive income	—	—	—	9	—	1,019	1,028
Partnership distributions declared	—	—	—	(2,822)	—	(330,358)	(333,180)
Tax withholdings related to net settlement of partnership units	—	—	—	—	(72,835)	(753)	(753)
Issuance of partnership units, net	—	—	—	—	40,835,360	446,613	446,613
Stock-based compensation, net	—	—	—	—	1,041,631	9,080	9,080
Balances, December 31, 2016	—	$—	3,988,218	$26,586	479,635,902	$3,655,522	$3,682,108
Net income	—	—	—	$657	—	$76,491	$77,148
Partnership distributions declared on preferred units	—	—	—	—	—	(2,530)	(2,530)
Net income after preferred distributions		—		657	—	73,961	74,618
Issuance of preferred partnership units	6,900,000	166,193	—	—	—	—	166,193
Partnership distributions declared on common units	—	—	—	(2,817)	—	(329,585)	(332,402)
Tax withholdings related to net partnership unit settlements	—	—	—	—	(440,312)	(3,542)	(3,542)
Repurchase of partnership units	—	—	—	—	(35,839,965)	(283,089)	(283,089)
Stock-based compensation	—	—	—	—	1,524,426	15,723	15,723
Balances, December 31, 2017	6,900,000	$166,193	3,988,218	$24,426	444,880,051	$3,128,990	$3,319,609
(1) Consists of general partnership interests held by Spirit General OP Holdings, LLC.
(2) Consists of limited partnership interests held by Spirit Realty Capital, Inc. and Spirit Notes Partner, LLC.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net Income	$77,148	$97,446	$93,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,019	262,276	260,633
Impairments	102,330	88,275	70,729
Amortization of deferred financing costs	9,896	9,070	7,937
Payments to terminate interest rate swap	—	(1,724)	—
Derivative net settlements, amortization and terminations	—	1,811	(132)
Amortization of debt discounts	13,572	6,217	2,322
Stock-based compensation expense	16,560	9,570	13,321
Loss (gain) on debt extinguishment	1,645	(233)	3,162
Debt extinguishment costs	(3,305)	(26,219)	(8,112)
Gains on dispositions of real estate and other assets	(65,106)	(52,365)	(69,011)
Non-cash revenue	(28,439)	(26,333)	(20,930)
Bad debt expense and other	5,913	(594)	151
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,418)	(6,561)	(604)
Accounts payable, accrued expenses and other liabilities	1,578	6,308	13,382
Accrued restructuring charges	—	(5,535)	5,926
Net cash provided by operating activities	386,393	361,409	371,986
Investing activities
Acquisitions of real estate	(279,934)	(655,835)	(875,983)
Capitalized real estate expenditures	(46,100)	(27,078)	(10,269)
Investments in loans receivable	(4,995)	(5,073)	(4,020)
Collections of principal on loans receivable and real estate assets under direct financing leases	12,769	8,410	6,822
Proceeds from dispositions of real estate and other assets	472,496	524,776	496,646
Transfers of net sales proceeds from (to) restricted accounts pursuant to 1031 Exchanges	—	39,869	(39,869)
Transfers of net sales proceeds (to) from Master Trust Release	(71,294)	(2,320)	40,977
Net cash provided by (used in) investing activities	82,942	(117,251)	(385,696)

	Years Ended December 31,
	2017	2016	2015
Financing activities
Borrowings under Revolving Credit Facilities	940,200	1,080,000	798,000
Repayments under Revolving Credit Facilities	(914,200)	(994,000)	(813,181)
Borrowings under mortgages and notes payable	618,603	—	—
Repayments under mortgages and notes payable	(221,310)	(863,836)	(512,486)
Borrowings under Term Loan	—	796,000	325,000
Repayments under Term Loan	(420,000)	(701,000)	—
Borrowings under Senior Unsecured Notes	—	298,134	—
Deferred financing costs	(8,255)	(4,352)	(6,150)
Proceeds from issuance of common stock, net of offering costs	—	446,613	347,211
Proceeds from issuance of preferred stock, net of offering costs	166,193	—	—
Repurchase of partnership units	(286,631)	(753)	(4,272)
Proceeds from exercise of partnership units	—	—	46
Preferred distributions paid	(2,530)	—	—
Common distributions paid	(339,174)	(323,640)	(292,262)
Transfers (from) to reserve/escrow deposits with lenders, net	(3,492)	10,945	17,413
Net cash used in financing activities	(470,596)	(255,889)	(140,681)
Net decrease in cash and cash equivalents	(1,261)	(11,731)	(154,391)
Cash and cash equivalents, beginning of year	10,059	21,790	176,181
Cash and cash equivalents, end of year	$8,798	$10,059	$21,790

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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
The Company’s operations are generally carried out through Spirit Realty, L.P. (the "Operating Partnership") and its subsidiaries. Spirit General OP Holdings, LLC ("OP Holdings"), one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. The Corporation and a wholly-owned subsidiary ("Spirit Notes Partner, LLC") are the only limited partners and together own the remaining 99% of the Operating Partnership.
On August 3, 2017, the Company announced a proposed Spin-Off of almost all of its interests in properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets into an independent, publicly traded REIT, Spirit MTA REIT, or SMTA. Transaction costs associated with the spin off for the year ended December 31, 2017 totaled $6.4 million, and are included within transaction costs on the accompanying consolidated statements of operations.
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
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2017 and 2016, net assets totaling $2.78 billion and $2.95 billion, respectively, were held, and net liabilities totaling $2.63 billion and $2.26 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.
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
December 31, 2017

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
Purchase Accounting and Acquisition of Real Estate
When acquiring a property, the purchase price (including acquisition and closing costs) is allocated to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, the purchase price of real estate is allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, a number of sources are used, including independent appraisals and information obtained about each property as a result of pre-acquisition due diligence and marketing and leasing activities.
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
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. If the Company believes it is likely a lease will terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated statements of operations.
Investment in Direct Financing Leases
For real estate property leases classified as direct financing leases, the building portion of the lease is accounted for as a direct financing lease, while the land portion is accounted for as operating leases when certain criteria are met. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed annually, represent the estimated amount the Company expects to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease primarily through the evaluation of payment history and the underlying creditworthiness of the tenant. There were no amounts past due as of December 31, 2017 and 2016. The Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period and earned

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

income adjusted prospectively. The Company's direct financing leases were acquired in connection with the Merger. There were no impairment losses on direct financing leases during the years ended December 31, 2017 and 2016. There were $4.8 million in impairment losses related to two direct financing leases during the year ended December 31, 2015.
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
Revenue Recognition
The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. Lease origination fees are deferred and amortized over the related lease term as an adjustment to rental revenue. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Under certain leases, tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are carried net of the allowances for uncollectible amounts.
The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases. The accrued rental revenue representing this straight-line adjustment is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. Leases that have contingent rent escalators indexed to future increases in the CPI may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 2 times CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have occurred.
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
Lease termination fees are included in other income on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $5.0 million, $7.3 million and $5.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company did not record any impairment on its existing goodwill for the years ended December 31, 2017, 2016 and 2015.
Prior to the Company's adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017 on a prospective basis, when the Company disposed of a real estate asset that constituted a business under GAAP, a portion of goodwill was allocated to the carrying value of the real estate asset considered to be a business to determine the gain or loss on the disposal. The portion of goodwill allocated was derived from the proportionate fair value of the business to the fair value of the Company’s reporting unit. Goodwill related to real estate assets not previously classified as held for sale of $6.3 million and $12.7 million was written off during the years ended December 31, 2016 and 2015, respectively. Under the new guidance, the dispositions of properties generally no longer qualify as a disposition of a business and therefore no allocation of goodwill occurs when determining gain or loss on sale.
The following table presents a reconciliation of the Company’s goodwill from January 1, 2015 to December 31, 2017 (in thousands):

Consolidated
Balance as of December 31, 2014	$285,848
Goodwill allocated to dispositions of a business	(21,498)
Balance as of December 31, 2015	264,350
Goodwill allocated to dispositions of a business	(10,010)
Balance as of December 31, 2016	254,340
Goodwill allocated to dispositions of a business	—
Balance as of December 31, 2017	$254,340
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $12.4 million and $6.4 million at December 31, 2017 and 2016, respectively, against accounts receivable balances of $27.2 million and $25.3 million, respectively. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized and an assessment of the risks inherent in the portfolio, giving consideration to historical experience. The Company established a reserve for losses of $1.8 million and $7.7 million at December 31, 2017 and 2016, respectively, against deferred rental revenue receivables of $81.6 million and $71.1 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Loans Receivable
Loans receivable consists of mortgage loans, net of premium, and notes receivables. Interest on loans receivable is recognized using the effective interest rate method.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Impairment and Allowance for Loan Losses
The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. As of December 31, 2017, there was an allowance for loan losses on loans receivable of $0.4 million and a $0.5 million allowance for loan losses as of December 31, 2016.
A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received. Five mortgage loans were on non-accrual status with a balance of $1.5 million as of December 31, 2017, compared to none as of December 31, 2016. No notes receivable were on non-accrual status as of December 31, 2017, compared to one note receivable on non-accrual status with a balance of $0.5 million as of December 31, 2016.
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
Restricted Cash and Escrow Deposits
Restricted cash and deposits in escrow, classified within deferred costs and other assets, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Collateral deposits (1)	$1,751	$2,044
Tenant improvements, repairs, and leasing commissions (2)	8,257	9,739
Master Trust Release (3)	85,703	14,412
Liquidity reserve (4)	5,503	—
Other (5)	4,695	644
	$105,909	$26,839
(1) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses. Balance changes are reflected in financing activities within the consolidated statements of cash flows.
(2) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant. Balance changes are reflected in financing activities within the consolidated statements of cash flows.
(3) Proceeds from the sale of assets pledged as collateral under the Spirit Master Funding Program, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal. Balance changes are reflected in investing activities within the consolidated statements of cash flows.
(4) Liquidity reserve cash was placed on deposit in conjunction with issuance of additional series of notes under Master Trust 2014 in December 2017 and is held until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs. Additionally, the liquidity reserve can be released upon achieving certain performance criteria. Balance changes are reflected in financing activities within the consolidated statements of cash flows.
(5) Funds held in lender controlled accounts released after scheduled debt service requirements are met. Balance changes are reflected in operating activities within the consolidated statements of cash flows.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

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
The Operating Partnership is a partnership for federal income tax purposes. Partnerships are pass-through entities and are not subject to U.S. federal income taxes, therefore no provision has been made for federal income taxes in the accompanying financial statements. Although most states and cities where the Operating Partnership operates follow the U.S. federal income tax treatment, there are certain jurisdictions such as Texas, Tennessee and Ohio that impose income or franchise taxes on a partnership.
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
December 31, 2017

Unaudited Interim Information
The consolidated quarterly financial data in Note 16 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers and is effective for annual reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the new revenue recognition standard effective January 1, 2018 under the modified retrospective method, and have elected to apply the standard only to contracts that are not completed as of the date of adoption (i.e. January 1, 2018). In evaluating the impact of this new standard, the Company identified that lease contracts covered by Topic 840, Leases, are excluded from the scope of this new guidance. As such, after the Company's evaluation of the new guidance, the Company has concluded that there will be no material impact of this ASU on its revenues, results of operations, financial position or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee primarily consist of its corporate office and equipment leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified restrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. Upon adoption, the Company will record certain expenses paid directly by its tenants that protect the Company's interests in its properties, such as insurance and real estate taxes, to property costs and the related tenant reimbursement income to revenue, with no impact on net income. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies many aspects of accounting for share-based payment transactions under ASC Topic 718, Compensation - Stock Compensation, including income tax consequences, classification of awards as either equity or liability, forfeiture rate calculations and classification on the statement of cash flows. The Company adopted this new guidance effective January 1, 2017 and made an accounting policy election to recognize stock-based compensation forfeitures as they occur, whereas previously stock-based compensation forfeitures were estimated and recognized based on historical forfeiture rates. This change has been applied prospectively and had no material impact on the financial statements of the Company.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 effective January 1, 2018 and has determined that this standard will result in debt prepayment and debt extinguishment costs being presented in the financing activities in the consolidated statement of cash flows. The Company currently does not expect there to be a material impact on its statement of cash flows for other types of transactions.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company currently plans to adopt ASU 2016-18 effective January 1, 2018 and does not expect the change in presentation to have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which narrows the definition of a business. The Company early adopted the guidance effective January 1, 2017 and application is on a prospective basis. Under the new guidance, the acquisition of a property with an in-place lease generally is no longer accounted for as an acquisition of a business, but instead as an asset acquisition, meaning the transaction costs of such an acquisition are now capitalized instead of expensed. Further, dispositions of properties generally no longer qualify as a disposition of a business and therefore no allocation of goodwill occurs when determining gain or loss on sale.
Note 3. Investments
Real Estate Investments
As of December 31, 2017, the Company’s gross investment in real estate properties and loans totaled approximately $7.90 billion, representing investments in 2,480 properties, including 88 properties or other related assets securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.2%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

During the years ended December 31, 2017 and 2016, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2015	2,485	144	2,629	$8,198,685	$104,003	$8,302,688
Acquisitions/improvements (1)	269	—	269	711,510	—	711,510
Dispositions of real estate (2)(3)	(213)	—	(213)	(598,662)	—	(598,662)
Principal payments and payoffs	—	(70)	(70)	—	(34,955)	(34,955)
Impairments	—	—	—	(88,073)	(176)	(88,249)
Write-off of gross lease intangibles	—	—	—	(42,307)	—	(42,307)
Loan premium amortization and other	—	—	—	(77)	(2,294)	(2,371)
Gross balance, December 31, 2016	2,541	74	2,615	8,181,076	66,578	8,247,654
Acquisitions/improvements (1)	43	16	59	326,766	23,300	350,066
Dispositions of real estate (2)(3)	(192)	—	(192)	(510,863)	—	(510,863)
Principal payments and payoffs	—	(2)	(2)	—	(7,878)	(7,878)
Impairments	—	—	—	(101,941)	(389)	(102,330)
Write-off of gross lease intangibles	—	—	—	(67,139)	—	(67,139)
Loan premium amortization and other	—	—	—	(4,841)	(1,644)	(6,485)
Gross balance, December 31, 2017	2,392	88	2,480	$7,823,058	$79,967	$7,903,025
Accumulated depreciation and amortization				(1,289,304)	—	(1,289,304)
Other				304	—	304
Net balance, December 31, 2017				$6,534,058	$79,967	$6,614,025

(1)
Includes investments of $42.6 million and $20.5 million, respectively, in revenue producing capitalized expenditures, as well as $3.5 million and $6.6 million, respectively, of non-revenue producing capitalized expenditures for the years ended December 31, 2017 and 2016.

(2)	The total accumulated depreciation and amortization associated with dispositions of real estate was $57.1 million and $126.4 million, respectively, for the years ended December 31, 2017 and 2016.

(3)
For the years ended December 31, 2017, 2016 and 2015 the total gain on disposal of assets for properties held in use and held for sale was $24.6 million and $40.5 million, $35.8 million and $16.6 million, and $34.5 million and $33.9 million, respectively.

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including realized rent increases occurring after January 1, 2018) are as follows (in thousands):

December 31, 2017
2018	$599,194
2019	587,493
2020	570,820
2021	542,899
2022	507,936
Thereafter	3,637,342
Total future minimum rentals	$6,445,684

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.
Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	December 31, 2017	December 31, 2016
Mortgage loans - principal	$69,963	$55,410
Mortgage loans - premium, net of amortization	5,038	7,194
Allowance for loan losses	(389)	—
Mortgages loans, net	74,612	62,604
Other note receivables - principal	5,355	4,474
Allowance for loan losses	—	(500)
Other note receivables	5,355	3,974
Total loans receivable, net	$79,967	$66,578
As of December 31, 2017 and 2016, the Company held a total of 10 and 8, respectively, first-priority mortgage loans (representing loans to 6 and 4 borrowers, respectively). These mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are 3 other notes receivable, one $3.5 million note is secured by tenant assets and stock and the other two are unsecured.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2017	December 31, 2016
In-place leases	$591,551	$624,723
Above-market leases	89,640	88,873
Less: accumulated amortization	(271,288)	(243,320)
Intangible lease assets, net	$409,903	$470,276

Below-market leases	$216,642	$236,008
Less: accumulated amortization	(61,339)	(53,688)
Intangible lease liabilities, net	$155,303	$182,320
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases was $6.5 million, $6.6 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $43.3 million, $46.4 million and $49.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 13.8 years 9.5 years, 17.5 years and 10.6 years, respectively, as of December 31, 2017. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 14.6 years, 10.3 years, 18.5 years and 11.2 years, respectively, as of December 31, 2016. During the year ended December 31, 2017, the Company acquired in-place lease intangible assets of $18.7 million, above-market lease intangible assets of $6.5 million and below-market lease intangible liabilities of $2.0 million.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Based on the balance of intangible assets and liabilities at December 31, 2017, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2018	$32,343
2019	30,736
2020	28,717
2021	26,108
2022	22,838
Thereafter	113,858
Total future minimum amortization	$254,600
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	December 31, 2017	December 31, 2016
Minimum lease payments receivable	$7,325	$9,456
Estimated residual value of leased assets	24,552	35,640
Unearned income	(7,012)	(9,091)
Real estate assets under direct financing leases, net	$24,865	$36,005
Real Estate Assets Held for Sale
The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, and tenant operation type (e.g., industry, sector, or concept/brand). Real estate assets held for sale are expected to be sold within twelve months. The following table shows the activity in real estate assets held for sale, net for the years ended December 31, 2017 and 2016:

	Number of Properties	Carrying Value
	(In Thousands)
Balance, December 31, 2015	36	$84,259
Transfers from real estate investments	72	246,730
Sales	(59)	(126,100)
Transfers to real estate investments held and used	(5)	(21,046)
Impairments		(23,273)
Balance, December 31, 2016	44	160,570
Transfers from real estate investments	82	216,502
Sales	(91)	(208,029)
Transfers to real estate investments held and used	(20)	(95,382)
Impairments		(24,732)
Balance, December 31, 2017	15	48,929

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Impairments
The following table summarizes total impairment losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Real estate and intangible asset impairment	$93,441	$80,390	$68,565
Write-off of lease intangibles, net	8,500	7,683	1,666
Loans receivable impairment	389	176	324
Total impairments from real estate investment net assets	102,330	88,249	70,555
Other impairment	—	26	174
Total impairment loss in contuining and discontinued operations	$102,330	$88,275	$70,729
Impairments for the twelve months ended December 31, 2017 were comprised of $24.8 million on properties classified as held for sale and $77.2 million properties classified a held and used. Impairments for the twelve months ended December 31, 2016 were comprised of $23.1 million on properties held for sale and $47.2 million on properties classified as held and used. Impairments for the twelve months ended December 31, 2015 were comprised of $15.0 million on properties held for sale and $55.4 million on properties classified as held and used.
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

	2017 Weighted Average Effective Interest Rates (1)	2017 Weighted Average Stated Rates (2)	2017 Weighted Average Maturity (3)	December 31, 2017	December 31, 2016
				(In Thousands)
Revolving Credit Facility	3.88%	2.44%	1.2	$112,000	$86,000
Term Loan	2.68%	2.50%	0.8	—	420,000
Master Trust Notes	5.52%	5.01%	5.2	2,248,504	1,672,706
CMBS - fixed-rate	5.78%	5.81%	4.6	332,647	528,427
Convertible Notes	5.32%	3.28%	2.3	747,500	747,500
Unsecured Senior Notes	4.65%	4.45%	8.7	300,000	300,000
Total debt	5.04%	4.35%	4.7	3,740,651	3,754,633
Debt discount, net				(61,399)	(52,894)
Deferred financing costs, net (4)				(39,572)	(37,111)
Total debt, net				$3,639,680	$3,664,628
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees and non-utilization fees, where applicable, calculated for the year ended December 31, 2017.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2017.
(3) Represents the weighted average maturity based on the outstanding principal balance as of December 31, 2017.
(4) The Company records deferred financing costs for the Revolving Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Revolving Credit Facility
On March 31, 2015, the Company, as guarantor, and the Operating Partnership, as borrower, entered into the Credit Agreement that established a new $600.0 million unsecured credit facility. The Revolving Credit Facility matures on March 31, 2019 (extendible at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Company expanded the borrowing capacity under the Revolving Credit Facility from $600.0 million to $800.0 million by partially exercising the accordion feature under the terms of the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuance of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. On November 3, 2015, the Company entered into a first amendment to the Credit Agreement. The amendment conforms certain of the terms and covenants to those in the Term Loan Agreement, including limiting the requirement of subsidiary guaranties to material subsidiaries (as defined in the Credit Agreement) meeting certain conditions. At December 31, 2017, there were no subsidiaries meeting this requirement.
The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 0.875% to 1.55% per annum or a specified base rate plus 0.0% to 0.55% and requires a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case depending on the Corporation's credit rating. As of December 31, 2017, the Revolving Credit Facility bore interest at LIBOR plus 1.25% based on the Company's credit rating and incurred a facility fee of 0.25% per annum.
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
As a result of entering into the Revolving Credit Facility and expanding the borrowing capacity, the Company incurred origination costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Revolving Credit Facility. The unamortized deferred financing costs relating to the Revolving Credit Facility were $1.6 million and $2.9 million, at December 31, 2017 and 2016, respectively, and were recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of December 31, 2017, $112.0 million was outstanding, there was $688.0 million of borrowing capacity available under the Revolving Credit Facility and no outstanding letters of credit. The Operating Partnership's ability to borrow under the Revolving Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
The Term Loan Agreement provides that borrowings bear interest at either LIBOR plus 1.35% to 1.80% per annum or a specified base rate plus 0.35% to 0.80% per annum, at the Operating Partnership's option. In each case, the applicable margin is determined based upon the Corporation's leverage ratio. If the Corporation obtains at least two credit ratings on its senior unsecured long-term indebtedness of BBB- from S&P or Fitch, Inc. or Baa3 from Moody's, the Operating Partnership may make an irrevocable election to have the margin based upon the Corporation's credit ratings. In April

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

2016, the Corporation received a first time rating of BBB- from Fitch and was upgraded to a BBB- corporate issuer rating by S&P. As a result, the Operating Partnership elected to change the interest rate grid from leveraged based pricing to credit rating based pricing in the second quarter of 2016. Under credit rating based pricing, borrowings bear interest at either LIBOR plus 0.90% to 1.75% per annum or a specified base rate plus 0.0% to 0.75% per annum, in each case depending on the Corporation’s credit ratings.
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
As a result of entering into the Term Loan, the Company incurred origination costs of $2.4 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of December 31, 2017 and 2016, the unamortized deferred financing costs relating to the Term Loan were $0.7 million and $1.5 million, respectively, and were recorded net against the principal balance of mortgages and notes payable and the Term Loan for 2017 and 2016, respectively, on the accompanying consolidated balance sheets.
As of December 31, 2017, there was a zero outstanding balance and $420.0 million of borrowing capacity available under the Term Loan. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of December 31, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs. This amount is being amortized to interest expense over the life of the Senior Unsecured Notes. The unamortized deferred financing costs relating to the Senior Unsecured Notes were $3.0 million and $3.1 million as of December 31, 2017 and 2016, respectively, and recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Corporation and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

covenants. As of December 31, 2017, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
Master Trust 2013
In December 2013, an indirect wholly-owned subsidiary of the Company issued $330.0 million aggregate principal amount of investment grade rated net-lease mortgage notes comprised of $125.0 million of 3.89% interest-only notes expected to be repaid in December 2018 and $205.0 million of 5.27% amortizing notes expected to be repaid in December 2023.
Master Trust 2014
In November 2014, the existing issuers under Master Trust 2014 and two additional indirect wholly-owned subsidiaries of the Company, collectively as co-issuers, completed the issuance of $510.0 million aggregate principal amount of net-lease mortgage notes comprised of $150.0 million of 3.50% interest-only notes expected to be repaid in January 2020 and $360.0 million of 4.63% amortizing notes (interest-only through November 2017) expected to be repaid in January 2030.
In December 2017, the existing issuers under Master Trust 2014, collectively as co-issuers, completed the issuance of $674.4 million aggregate principal amount of net-lease mortgage notes comprised of $542.4 million of 4.36%, Class A, amortizing notes and $132.0 million of 6.35%, Class B, interest-only notes, each class of Notes have an anticipated repayment date in December 2022 and a legal final payment date in December 2047. (Refer to Note 17. Subsequent Events, regarding repricing of the Class B Notes). Spirit Realty acquired $27.1 million in aggregate principal amount of Class A Notes and $6.6 million in aggregate principal amount of Class B Notes from the Issuer to satisfy its regulatory risk retention obligations. In conjunction with the issuance, the Company pre-paid Series 2014-1 Class A1 of the 2014 notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	December 31, 2017	December 31, 2016
		(in Years)	(in Thousands)
Series 2014-1 Class A1	—%	0.0	$—	$53,919
Series 2014-1 Class A2	5.4%	2.5	252,437	253,300
Series 2014-2	5.8%	3.2	222,683	226,283
Series 2014-3	5.7%	4.2	311,336	311,820
Series 2014-4 Class A1	3.5%	2.1	150,000	150,000
Series 2014-4 Class A2	4.6%	12.1	358,664	360,000
Series 2017-1 Class A (2)	4.4%	5.0	515,280	—
Series 2017-1 Class B (2)	6.4%	5.0	125,400	—
Total Master Trust 2014 notes	5.0%	5.4	1,935,800	1,355,322
Series 2013-1 Class A	3.9%	1.0	125,000	125,000
Series 2013-2 Class A	5.3%	6.0	187,704	192,384
Total Master Trust 2013 notes	4.7%	4.0	312,704	317,384
Total Master Trust Notes			2,248,504	1,672,706
Debt discount, net			(36,188)	(18,787)
Deferred financing costs, net			(24,010)	(16,376)
Total Master Trust Notes, net			$2,188,306	$1,637,543
(1) Represents the individual series stated interest rate as of December 31, 2017 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of December 31, 2017.
(2) The Operating Partnership acquired $27.1 million in aggregate principal amount of Class A Notes and $6.6 million in aggregate principal amount of Class B Notes to satisfy its regulatory risk retention obligations.
As of December 31, 2017, the Master Trust 2014 notes were secured by 815 owned and financed properties issued by 5 indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of December 31, 2017, the Master Trust 2013 notes were secured by 296 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
CMBS
As of December 31, 2017, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under 6 fixed-rate non-recourse loans, excluding six defaulted loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of December 31, 2017 for these fixed-rate notes ranged from 4.67% to 6.00% with a weighted average stated rate of 5.35%. As of December 31, 2017, these fixed-rate loans were secured by 100 properties. As of December 31, 2017 and December 31, 2016, the unamortized deferred financing costs associated with the CMBS loans were $3.9 million and $4.7 million, respectively, and recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets. The deferred financing costs are being amortized to interest expense over the term of the respective loans. During June, 2016, the Company repaid the remaining eight CMBS variable-rate loans and terminated the related interest rate swap agreements.
As of December 31, 2017, certain borrowers were in default under the loan agreements relating to six separate CMBS fixed-rate loans where eight properties securing the respective loans were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 7.53% and 10.62%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of December 31, 2017, the aggregate principal balance under the defaulted CMBS loans was $64.3 million, which includes $13.2 million of interest added to principal. In addition, approximately $1.5 million of lender controlled restricted cash is being held in connection with these loans that may be applied to reduce amounts owed.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Convertible Notes
In May 20, 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc., on the consolidated balance sheets of the Operating Partnership.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. As of December 31, 2017, the conversion rate was 77.3144 per $1,000 principal note. Earlier conversion may be triggered if shares of the Corporation's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of December 31, 2017 and December 31, 2016, the unamortized discount was $23.7 million and $33.5 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of December 31, 2017 and December 31, 2016, the unamortized deferred financing costs relating to the Convertible Notes was $8.0 million and $11.4 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the year ended December 31, 2017, the Company extinguished a total of $238.5 million aggregate principal amount of indebtedness with a weighted average contractual interest rate of 5.5%. As a result of these transactions, the Company recognized a net loss on debt extinguishment of approximately $1.6 million. The loss was primarily attributable to the lender make-whole payment associated with early payoff of one series of the Master Trust 2014 notes. The payment of the premium is included in debt extinguishment costs within operating activities in the consolidated statement of cash flows.
During the year ended December 31, 2016, the Company extinguished a total of $883.0 million aggregate principal amount of senior mortgage indebtedness with a weighted average contractual interest rate of 6.01%. As a result of these transactions, the Company recognized a net gain on debt extinguishment during the year ended December 31, 2016 of approximately $0.2 million. The gain was primarily attributable to the extinguishment of seven defaulted mortgage loans upon the sale of the related properties to third parties. The payment of the premium is included in debt extinguishment costs within operating activities in the consolidated statement of cash flows.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Debt Maturities
As of December 31, 2017, scheduled debt maturities of the Company’s Revolving Credit Facilities, Term Loan, mortgages and notes payable and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2018 (1)	$41,877	$189,312	$231,189
2019	44,135	514,500	558,635
2020	48,910	365,903	414,813
2021	32,402	554,753	587,155
2022	32,557	983,480	1,016,037
Thereafter	188,177	744,645	932,822
Total	$388,058	$3,352,593	$3,740,651
(1) The balloon payment balance in 2018 includes $64.3 million for the acceleration of principal payable, including $13.2 million of capitalized interest, following an event of default under 6 separate non-recourse CMBS loans.
Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest expense – Revolving Credit Facilities (1)	$7,957	$3,314	$2,698
Interest expense – Term Loan	9,793	5,218	888
Interest expense – mortgages and notes payable	111,049	143,233	184,439
Interest expense – Convertible Notes (2)	24,509	24,509	24,509
Interest expense – Unsecured Senior Notes	13,351	4,932	—
Non-cash interest expense:
Amortization of deferred financing costs	9,896	9,070	7,937
Amortization of net losses related to interest rate swaps	—	93	108
Amortization of debt discount/(premium), net	13,572	6,217	2,322
Total interest expense	$190,127	$196,586	$222,901
(1) Includes facility fees of approximately $2.1 million, $2.0 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
December 31, 2017

debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings.
During June 2016, the Company terminated the remaining interest rate swap agreements upon the repayment of eight CMBS variable-rate loans. The Company paid $1.7 million to terminate these interest rate swap agreements and recognized a loss of $1.7 million, which is included in general and administrative expenses. The Company has not entered into any new derivative contracts as of December 31, 2017.
The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Interest rate swaps	$—	$(1,137)	$(1,190)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Years Ended December 31,
Location of Loss Reclassified from AOCL into Operations	2017	2016	2015
Interest expense	$—	$(459)	$(1,169)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
	Years Ended December 31,
Location of Loss or Recognized in Operations on Derivatives	2017	2016	2015
General and administrative expense (1)	$—	$(1,706)	$(78)

	Derivatives Not Designated as Hedging Instruments
	Years Ended December 31,
Location of Loss Recognized in Operations on Derivatives	2017	2016	2015
General and administrative expense	$—	$(18)	$—
(1) The year ended December 31, 2015 includes a loss of $76 thousand that was reclassified from AOCL in the balance sheet resulting from hedged transactions that were no longer probable of occurring as the swaps were terminated prior to their respective maturity dates.
Note 6. Income Taxes
The Company’s total income tax expense was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
State income tax	$394	$899	$601
REIT state built-in gain tax expense	—	47	—
Federal income tax	$—	$19	$—
Total income tax expense	$394	$965	$601
The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, were immaterial at December 31, 2017, 2016 and 2015.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act. The Company believes the impact of the Act to its consolidated financial statements is immaterial; however, the Company is still analyzing certain aspects of the Act. Future regulatory and rulemaking interpretations or other guidance could affect the Company’s analysis and tax position.
To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the regular corporate tax rate to the extent of such built-in gain. No properties subject to state built-in gain tax were sold during 2017.
The Corporation has federal net operating loss carry-forwards for income tax purposes totaling $66.1 million for each of the years ended December 31, 2017, 2016 and 2015. These losses, which begin to expire in 2027 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2014 are no longer subject to examination. Additionally, state tax returns for years prior to 2013 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2017, 2016 and 2015. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
For the years ended December 31, 2017, 2016 and 2015, common stock dividends paid were characterized for tax as follows (per share):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Ordinary income	$0.49	$0.52	$0.42
Return of capital	0.16	0.15	0.26
Capital gain	0.07	0.03	—
Total	$0.72	$0.70	$0.68
Note 7. Stockholders’ Equity and Partners' Capital
Issuance of Preferred Stock
On October 3, 2017, the Company completed an underwritten public offering of 6,900,000 shares of 6.000% Series A Cumulative Redeemable Preferred Stock, including 900,000 shares sold pursuant to the underwriter's option to purchase additional shares. Gross proceeds raised from the issuance were $172.5 million; net proceeds were approximately $166.2 million after deducting underwriter discounts and offering costs paid by the Company.
The Series A Preferred Stock will pay cumulative cash dividends at the rate of 6.000% per annum on their liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). Dividends are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 31, 2017. The Series A Preferred Stock trades on the NYSE under the symbol “SRC-A”.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

The Company may not redeem the Series A Preferred Stock prior to October 3, 2022, except in limited circumstances to preserve its status as a real estate investment trust, and pursuant to the special optional redemption provision described below. On and after October 3, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends up to but excluding the redemption date. In addition, upon the occurrence of a change of control, the Company may, at its option, exercise the special optional redemption provision and redeem the Series A Preferred Stock, in whole or in part within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but not including, the date of redemption.

The preferred stock offering resulted in the Operating Partnership concurrently issuing 6,900,000 Series A Preferred Units (“Limited Partner Series A Preferred Units”) that have substantially the same terms as the Series A Preferred Stock.

Issuance of Common Stock
On April 15, 2016, the Company completed an underwritten public offering of 34.5 million shares of its common stock, at $11.15 per share, including 4.5 million shares sold pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised from the offering were approximately $384.7 million; net proceeds were approximately $368.9 million after deducting underwriter discounts and offering costs paid by the Company.
In April 2015, the Company completed an underwritten public offering of 23.0 million shares of its common stock, at $11.85 per share, including 3.0 million shares sold pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $272.6 million; net proceeds were approximately $268.7 million after deducting underwriter discounts and offering costs paid by the Company. The net proceeds from the offering were used to repay the outstanding balances under the Revolving Credit Facility and Line of Credit. The remaining net proceeds were used to fund acquisitions and for general corporate purposes (including additional repayments of borrowings outstanding from time to time under the Revolving Credit Facilities).
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
In November, 2016, the Board of Directors approved a new $500.0 million ATM Program and the Company terminated it's existing program. As of December 31, 2017, no shares had been sold under the new ATM Program.
Stock Repurchase Programs
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $200.0 million of its common stock over the 18 month time period following authorization. During the year ended December 31, 2017, a total of 26,337,295 shares of the Company's outstanding common stock were repurchased in open market transactions under the stock repurchase program, at a weighted average price of $7.59 per share, equivalent to the full $200.0 million authorized. Fees associated with the share repurchase of $0.5 million are included in retained earnings.
In August 2017, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18 month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. The Company intends to fund any repurchases with the net proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources. As of December 31, 2017, 9,502,670 shares of the Company's common stock have been repurchased in open market transactions under the stock repurchase program, at a weighted average price of $8.67 per share, leaving $167.6 million in available capacity. Fees associated with the repurchases of $0.2 million, are included in retained earnings.
Dividends Declared
In fiscal years 2017 and 2016, the Company's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
			(in Thousands)
2017
Preferred Stock
December 8, 2017	$0.36667	December 19, 2017	$2,530	December 29, 2017
Common Stock
March 15, 2017	$0.18000	March 31, 2017	$87,122	April 14, 2017
June 15, 2017	0.18000	June 30, 2017	82,422	July 14, 2017
September 15, 2017	0.18000	September 29, 2017	82,062	October 13, 2017
December 8, 2017	0.18000	December 29, 2017	80,796	January 12, 2018
Total Common Dividend	$0.72000		$332,402

2016
Common Stock
March 15, 2016	$0.17500	March 31, 2016	$77,596	April 15, 2016
June 15, 2016	0.17500	June 30, 2016	83,940	July 15, 2016
September 15, 2016	0.17500	September 30, 2016	84,604	October 14, 2016
December 15, 2016	0.18000	December 30, 2016	87,040	January 13, 2017
Total Common Dividend	$0.70500		$333,180
(1) Net of estimated forfeitures of approximately $3,300 and $12,000 for the years ended December 31, 2017 and December 31, 2016, respectively, for dividends declared on employee restricted stock awards that are reported in general and administrative on the accompanying consolidated statements of operations.
The dividends declared in December 2017 were paid in January 2018, and were included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
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
December 31, 2017

•	On November 25, 2015, Haggen and Spirit restructured the master lease in an initial settlement agreement with approved claims of $21.0 million.

•	On April 1, 2016, Spirit entered into a second settlement agreement with both Haggen and Albertsons, LLC for $3.4 million and $3.0 million, respectively.

•
As a result of the settlements, the leases for seven locations were rejected and the leases for thirteen locations were assumed by the Debtors and assigned to the following tenants: five locations to Albertsons, LLC, five locations to Smart & Final, LLC, two locations to Gelson's Markets and one location to Safeway, Inc.

•
As of December 31, 2017, the Company has sold ten of the properties for total proceeds of $110.3 million, including six of the original seven rejected locations, resulting in nine locations with leases in-place under substantially the same terms and rent (inclusive of the $3.0 million settlement related to rent reduction for an amended lease with Albertsons, LLC) and one location that remains vacant.

At December 31, 2017, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
At December 31, 2017, the Company had commitments totaling $63.4 million, of which $29.3 million relates to future acquisitions with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the $63.4 million of total commitments, $59.5 million is expected to be funded during fiscal year 2018. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants until the maturity of the debt on March 15, 2022 and is indemnified by that tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2017, no accruals have been made.
The Company leases its current corporate office space and certain operating equipment under non-cancelable agreements from unrelated third parties. Total rental expense included in general and administrative expense amounted to $0.9 million, $1.5 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company's lease of its current corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company's option for two additional periods of five years each after the initial term. The Company is also a lessee under thirteen long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of December 31, 2017. Total rental expense included in property costs amounted to $1.5 million, $1.4 million and $1.2 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. Certain ground lease rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rentals on the accompanying consolidated statements of operations.
The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2018	$1,630	$1,527	$3,157
2019	1,646	1,532	3,178
2020	1,649	1,529	3,178
2021	1,655	1,532	3,187
2022	1,578	1,547	3,125
Thereafter	21,543	6,474	28,017
Total	$29,701	$14,141	$43,842

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Note 9. Fair Value Measurements
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
Recurring Fair Value Measurements
The Company did not have any assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2017 and 2016 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Retail	21,598			21,598
Industrial	750			750
Office	5,964			5,964
Long-lived assets held and used	$28,312	$—	$—	$28,312
Long-lived assets held for sale	42,142	—	—	42,142

December 31, 2016
Retail	33,766	—	—	33,766
Industrial	2,394	—	—	2,394
Office	8,538	—	—	8,538
Long-lived assets held and used	$44,698	$—	$—	$44,698
Lease intangible assets	6,384	—	—	6,384
Other assets	27	—	—	27
Long-lived assets held for sale	24,493	—	—	24,493

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
December 31, 2017

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
For the years ended December 31, 2017 and 2016, we determined that 18 and 33 long-lived assets held and used, respectively, were impaired.
For 17 of the held and used properties impaired during the year ended December 31, 2017 and 16 of the held and used properties impaired during the year ended December 31, 2016, the Company estimated property fair value using price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties inputs used:

	December 31, 2017			December 31, 2016
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$13.66 - $305.05	$55.68	364,940	$17.17 - $502.23	$58.78	290,770
Industrial	$3.30 - $8.56	5.35	370,824	$26.43	$26.43	104,864
Office	$24.82 - $244.86	$40.14	161,346	$35.00	$35.00	135,675
For the remaining one held and used property impaired during the year ended December 31, 2017 and 17 held and used properties impaired during the year ended December 31, 2016, the Company estimated property fair value using price per square foot of the listing price or a broker opinion of value. The following table provides information about the price per square foot of listing price and broker opinion of value inputs used:

	December 31, 2017			December 31, 2016
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$88.89 - $88.89	$88.89	22,500	$15.40 - $170.02	$40.80	516,916
Industrial	—	$—	—	$9.09	$9.09	149,627
Office	—	$—	—	$56.81	$56.81	34,992

For the years ended December 31, 2017 and 2016, we determined that 8 and 9 long-lived assets held for sale, respectively, were impaired. The Company estimated property fair value of held for sale properties using price per square foot from the signed purchase and sale agreements. The following table provides information about the price per square foot from signed purchase and sale agreements used:

	December 31, 2017			December 31, 2016
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$55.30 - $346.23	$230.52	150,376	$19.66 - $393.02	$95.11	265,610
Industrial	$24.02 - $54.21	$37.09	223,747

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2017 and 2016. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$79,967	$82,886	$66,578	$71,895
Revolving Credit Facility, net	112,000	111,997	86,000	87,718
Term Loan, net (2)	—	—	418,471	428,441
Senior Unsecured Notes (1)	295,321	299,049	295,112	283,473
Convertible Notes, net (1)	715,881	761,440	702,642	784,175
Mortgages and notes payable, net (1)	2,516,478	2,657,599	2,162,403	2,282,142
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
(2) The carrying value of the debt instrument as of December 31, 2016 is net of unamortized deferred financing costs .
Note 10. Significant Credit and Revenue Concentration
As of December 31, 2017 and 2016, the Company’s real estate investments are operated by 419 and 450 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of rental revenue. Total rental revenues from properties leased to Shopko for the years ended December 31, 2017 and 2016, contributed 7.7% and 9.0%, respectively, of the rental revenue shown in the accompanying consolidated statements of operations. No other tenant contributed 4% or more of the rental revenue during any of the periods presented. As of December 31, 2017 and 2016, the Company's net investment in Shopko properties represents approximately 5.1% and 5.8%, respectively, of the Company's total assets shown in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Note 11. Discontinued Operations
Effective January 1, 2014, the Company adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, under which only disposals representing a strategic shift in operations of the Company and that have (or will have) a major effect on the Company’s operations and financial results are to be presented as discontinued operations. Only properties that were reported as held for sale as of December 31, 2013, were presented in discontinued operations and net gains or losses from the disposition of these properties were reclassified to discontinued operations. The following sets forth the results of discontinued operations, as of (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rentals	$—	$—	$447
Other income	—	—	17
Total revenues	—	—	464
Expenses:
General and administrative	—	—	4
Property costs (including reimbursable)	—	—	328
Impairments	—	—	34
Total expenses	—	—	366
Income from discontinued operations	—	—	98
Gain on disposition of assets	—	—	590
Total discontinued operations	$—	$—	$688
Note 12. Supplemental Cash Flow Information
The following table presents the supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction and assumption of debt through sale of certain real estate properties	$39,141	$7,208	$30,555
Financing provided in connection with disposition of assets	24,015	—	—
Net real estate and other collateral assets surrendered to lender	38,547	30,381	7,384
Reduction of debt in exchange for collateral assets	—	47,025	7,904
Real estate acquired in exchange for loans receivable	—	26,609	—
Reclass of residual value on expired deferred financing lease to operating asset	11,088	—	—
Accrued interest capitalized to principal (1)	3,839	4,332	6,035
Accrued performance share dividend rights	817	489	564
Distributions declared and unpaid	80,792	87,055	76,940
Supplemental Cash Flow Disclosures:
Interest paid	$163,623	$182,105	$206,115
Taxes paid, net of refunds	911	914	1,919
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
Note 13. Incentive Award Plan and Employee Benefit Plan
Amended Incentive Award Plan
Under the Amended Incentive Award Plan, the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. As of December 31, 2017, 4.1 million shares remained available for award under the Amended Incentive Award Plan.
During the years ended December 31, 2017, 2016 and 2015, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested. The vesting of these shares, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.4 million, 0.1 million and 0.4 million shares of common stock, respectively, valued at $3.5 million, $0.8 million and $4.3 million, respectively, solely to pay the associated minimum statutory tax withholdings during the years ended December 31, 2017, 2016 and 2015. Common shares repurchased are considered retired under Maryland law and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.
Restricted Shares of Common Stock
During the year ended December 31, 2017, the Company granted 1.1 million restricted shares under the Amended Incentive Award Plan to certain executive officers, employees and members of the Board of Directors. The fair value of the restricted stock grants was determined based on the Company's closing stock price on the date of grant. The Company recorded $9.9 million in deferred compensation associated with these grants, which will be recognized in

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

expense over the requisite service period, generally which is three years, with a remaining weighted average recognition period of 1.9 years.
The following table summarizes restricted share activity under the Amended Incentive Award Plan:

	2017		2016		2015
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	1,034,615	$12.55	771,003	$11.29	1,299,807	$9.12
Shares granted	1,103,563	9.23	948,793	12.58	495,688	11.87
Shares vested	(657,671)	11.30	(562,581)	11.10	(1,005,088)	8.77
Shares forfeited	(45,804)	11.66	(122,600)	11.56	(19,404)	11.53
Outstanding non-vested shares, end of year	1,434,703	$10.60	1,034,615	$12.55	771,003	$11.29
(1) Based on grant date fair values.
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017 and made an accounting policy election to recognize stock-based compensation forfeitures as they occur, whereas previously stock-based compensation forfeitures were estimated and recognized based on historical forfeiture rates.
Performance Share Awards
Since August 2013, performance share awards have been granted to executive officers upon approval from the Board of Directors or committee thereof. These awards are granted at a target number of units and represent shares that are potentially issuable in the future. The performance share awards vest based on the Company’s stock price and dividend performance, TSR, at the end of, generally, three-year periods relative to a group of industry peers. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value of the performance share awards was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, with a remaining weighted average recognition period of 2.2 years as of December 31, 2017.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

The following table summarizes performance share award activity under the Amended Incentive Award Plan:

	2017		2016		2015
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	494,300	$15.56	472,725	$14.28	610,797	$13.49
Grants at target (1)	858,226	11.88	400,800	16.06	279,199	14.78
Earned (below) above performance target (2)	—	—	(42,640)	13.56	387,027	13.45
Vested (3)	(466,667)	14.48	(215,438)	14.36	(804,298)	13.46
Forfeited	(42,373)	$14.78	(121,147)	$15.05	—	$—
Outstanding non-vested awards, end of year	843,486	$12.45	494,300	$15.56	472,725	$14.28
(1) The performance period for the 2017 performance awards began January 1, 2017 and continues through December 31, 2019, the performance period for the 2016 performance awards began January 1, 2016 and continues through December 31, 2018 and the performance period for the 2015 performance awards began January 1, 2015 and continues through December 31, 2017.
(2) Represents shares that were earned below or in excess of target for the grants whose performance periods ended on December 31, 2017, 2016 and 2015.
(3) The number of shares that vested in 2017, 2016 and 2015 includes 466,667, 155,782, and 134,932 shares, respectively, released at target in connection with qualifying terminations. Dividend rights of $0.5 million, $0.2 million and $1.1 million associated with all shares released were paid in cash during 2017, 2016 and 2015, respectively.
Approximately $0.8 million and $0.5 million in dividend rights have been accrued as of December 31, 2017 and 2016, respectively. For outstanding non-vested awards at December 31, 2017, 1 million shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the years ended December 31, 2017, 2016 and 2015, the Company recognized $16.6 million, $9.6 million and $13.3 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2017, the remaining unamortized stock-based compensation expense totaled $17.7 million, including $10.0 million related to restricted stock awards and $7.7 million related to performance share awards, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.
401(k) Plan
The Company has a 401(k) Plan, which is available to full-time employees who have completed at least three months of service with the Company. Currently, the Company provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

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
December 31, 2017

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Basic and diluted income:
Net Income from continuing operations	$12,042	$45,081	$24,103
Gain on disposition of assets	65,106	52,365	68,421
Less: income attributable to unvested restricted stock	(940)	(614)	(696)
Less: dividends paid to preferred stockholders	(2,530)	—	—
Income used in basic and diluted income per common share from continuing operations	73,678	96,832	91,828
Income from discontinued operations	—	—	688
Net income attributable to common stockholders used in basic and diluted income per share	$73,678	$96,832	$92,516

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	469,212,533	470,023,674	433,361,726
Less: unvested weighted average shares of restricted stock	(1,277,588)	(805,898)	(1,138,773)
Weighted average number of common shares outstanding used in basic income per share	467,934,945	469,217,776	432,222,953
Net income per share attributable to common stockholders-basic	$0.16	$0.21	$0.21

Diluted weighted average shares of common stock (1)
Stock options	—	3,835	3,384
Unvested performance shares	7,843	24,654	319,288
Weighted average number of shares of common stock used in diluted income per share	467,942,788	469,246,265	432,545,625
Net income per share attributable to common stockholders-diluted	$0.16	$0.21	$0.21

Potentially dilutive shares of common stock
Unvested shares of restricted stock	65,480	119,633	339,541
Unvested performance shares	—	—	—
Stock options	—	—	—
Total	65,480	119,633	339,541
(1) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the year ended December 31, 2017, the Corporation's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the Convertible Notes.
Note 15. Costs Associated With Restructuring Activities
On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters in the spring of 2016, and finalized the move with the opening of the new office space in late September 2016. As a result of moving its corporate headquarters, the Company incurred various restructuring charges, including employee separation and relocation costs. Restructuring charges incurred for the years ended December 31, 2017,

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

December 31, 2016 and December 31, 2015 were none, $6.3 million and $7.1 million, respectively, and are included within restructuring charges on the accompanying consolidated statements of operations.
The Company incurred total relocation costs of $20.5 million, of which $13.4 million was for restructuring, $3.5 million was for capitalized costs related to tenant improvements and fixtures for the new corporate headquarters space and $3.6 million represents other relocation costs, primarily for redundant office space and employee salaries and benefits for departing employees, incurred in the transition phase. The Company did not incur any additional costs after December 31, 2016.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Note 16. Consolidated Quarterly Financial Data
The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2017 and 2016 (in thousands, except share and per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2017	(Unaudited)
Total revenues	$165,422	$168,635	$169,550	$165,348	$668,955
Depreciation and amortization	64,994	64,220	63,673	63,132	256,019
Interest	46,623	46,826	48,680	47,998	190,127
Other expenses	57,163	49,664	62,374	39,921	209,122
(Loss) gain on debt extinguishment	(30)	8	1,792	(3,415)	(1,645)
Income (loss) from continuing operations	(3,388)	7,933	(3,385)	10,882	12,042
Gain on disposition of assets	16,217	15,273	8,707	24,909	65,106
Dividends paid to preferred stockholders	—	—	—	2,530	2,530
Net income attributable to common stockholders and partners	12,829	23,206	5,322	33,261	74,618
Net income per share attributable to common stockholders and partners:
Basic	$0.03	$0.05	$0.01	$0.07	$0.16
Diluted	$0.03	$0.05	$0.01	$0.07	$0.16
Dividends declared per common share and partnership unit	$0.18000	$0.18000	$0.18000	$0.18000	$0.72000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2016	(Unaudited)
Total revenues	$168,357	$171,726	$172,508	$173,383	$685,974
Depreciation and amortization	64,664	64,263	65,300	68,049	262,276
Interest	53,017	49,172	47,653	46,744	196,586
Other expenses	32,381	37,463	41,767	70,653	182,264
(Loss) gain on debt extinguishment	(5,341)	14,016	(8,349)	(93)	233
Income (loss) from continuing operations	12,954	34,844	9,439	(12,156)	45,081
Gain on disposition of assets	10,146	11,115	17,960	13,144	52,365
Net income attributable to common stockholders and partners	23,100	45,959	27,399	988	97,446
Net income per share attributable to common stockholders and partners:
Basic	$0.05	$0.10	$0.06	$—	$0.21
Diluted	$0.05	$0.10	$0.06	$—	$0.21
Dividends declared per common share and partnership unit	$0.17500	$0.17500	$0.17500	$0.18000	$0.70500

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2017

Note 17. Subsequent Events
Shopko Term Loan
On January 16, 2018, the Operating Partnership funded a $35.0 million B-1 Term Loan as part of a syndicated loan and security agreement with Shopko as borrower and several banks as lenders. The B-1 Term Loan bears interest at a rate of 12% per annum and matures on June 19, 2020. Principal will be repaid in quarterly installments of $0.6 million commencing on November 1, 2018, while interest will be paid monthly. The loan is secured by Shopko’s assets in its $784 million asset-backed lending facility and is subordinate to other loans made under the syndicated loan and security agreement. The Operating Partnership received a commitment fee equal to 3.00% of the B-1 Term Loan.
Amendment to Shopko Master Lease
On January 16, 2018, the Company, through two of its wholly-owned subsidiaries, entered into an amendment to its master lease with Shopko. The amendment requires Shopko to provide annual and quarterly financial statements to the Company that are compliant with SEC rules. Further, the amendment modifies certain other provisions of the master lease, including assignment by Shopko, subletting by Shopko, sale by the Company and rent payment date.
Subject to certain conditions, Shopko will have a one-time right, upon 60 days written notice, to defer payment of the monthly base rent for a period of up to three months, provided that such months are not consecutive. The deferred rent is subject to interest at the rate of 11% per annum, and is secured by a second priority lien on Shopko's interests in its assets.
CMBS Debt Issuance
On January 22, 2018, the Company entered into a new non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a term of 10 years to maturity with an interest rate based on the 10-year mid-market swap rate (or Treasury rate, whichever is greater) plus a spread of 245 basis points. As a result of the issuance, the Company received approximately $84 million in proceeds.
Master Trust 2014 Notes Re-Pricing
On January 23, 2018, the Company re-priced a private offering of the Master Trust 2014 Series 2017-1 Class B notes (the “Class B Notes”) with $132.0 million aggregate principal. As a result, the interest rate on the Class B Notes will be reduced from 6.35% to 5.49%, while the other terms of the Class B Notes will remain unchanged. The Master Trust 2014 Series 2017-1 Class A notes were unaffected by the re-pricing of the Class B Notes. In connection with the re-pricing of the Class B Notes, the Company received $8.2 million in additional proceeds, that reduced the discount on the underlying debt, which the Company expects to distribute to Spirit prior to the Spin-Off.
Resolution of Defaulted Loans
In January 2018, five underperforming properties with a net book value of $12.4 million were disposed of in foreclosure proceedings. In connection with the disposals $33.6 million in debt was resolved.

PART III
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2017 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2017, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty Capital, Inc. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty Capital, Inc.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, internal control over financial reporting was effective.
Ernst & Young LLP, Spirit Realty Capital, Inc.'s independent registered public accounting firm, audited Spirit Realty Capital, Inc.'s financial statements included in this Annual Report on Form 10-K and has issued an attestation report on Spirit Realty Capital, Inc.'s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2017 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2017, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty, L.P. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty, L.P.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017.
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017.

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

2.1
Agreement and Plan of Merger, dated as of January 22, 2013, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 8, 2013, by and among Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation, Spirit Realty Capital, Inc., a Maryland corporation, Cole Operating Partnership II, LP, a Delaware limited partnership and Spirit Realty, L.P., a Delaware limited partnership. Previously filed by Spirit Realty Capital, Inc. as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 and Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 9, 2013, respectively, and incorporated herein by reference.

2.2
Articles of Merger by and between Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.), a Maryland corporation, and Spirit Realty Capital, Inc., a Maryland corporation and the Amended and Restated Charter of Spirit Realty Capital, Inc. (f/k/a Cole Credit Property Trust II, Inc.) filed as Exhibit (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51963), filed on July 17, 2013) and incorporated herein by reference.

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Articles Supplementary of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

3.4	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 15, 2017 and incorporated herein by reference.

3.5
Second Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on October 3, 2017 and incorporated herein by reference.

3.6
Articles Supplementary designating Spirit Realty Capital, Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.4 to the Company's Registration Statement on Form 8-A (File No. 001-3600) on October 2, 2017 and incorporated herein by reference.

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

4.17
Specimen Certificate for Spirit Realty Capital, Inc.'s 6.000 Series A Cumulative Redeemable Preferred Stock filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A (File No. 001-36004) on October 2, 2017 and incorporated herein by reference.

4.18*
Amendment No. 2 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017.

4.19*
Amendment No. 3 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 29, 2018.

4.20*
Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017.

4.21*
Amendment No. 1 to Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 30, 2018.

Exhibit No.	Description
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

Exhibit No.	Description
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

10.17
First Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. dated as of September 12, 2014, filed as Exhibit 10.16 of the Company's Form 10-Q on November 5, 2014 and incorporated herein by reference.

10.18
Amended and Restated Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, and Shopko Stores Operating CO., LLC, dated December 15, 2014 filed as Exhibit 10.1 of the Company's Form 8-K on December 16, 2014 and incorporated herein by reference.

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

10.22	Director Compensation Program of Spirit Realty Capital, Inc. as of January 1, 2015, filed as Exhibit 10.25 of the Company's Form 10-K on August 5, 2016 and incorporated herein by reference.

10.23
Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr., dated as of March 25, 2015 filed as Exhibit 10.1 of the Company's Form 8-K on March 27, 2015 and incorporated herein by reference.

10.24
Employment Letter Agreement between Spirit Realty Capital, Inc. and Philip D. Joseph, Jr. dated as of October 14, 2015 filed as Exhibit 10.27 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.25
First Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr, dated as of February 23, 2016 filed within as Exhibit 10.28 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.26
Credit Agreement among Spirit Realty L.P., Wells Fargo Bank, N.A., as the administrative agent, and the various financial institutions as are or may become parties thereto, dated as of March 31, 2015, filed as Exhibit 10.1 to the Company's Form 8-K on April 2, 2015 and incorporated herein by reference.

10.27
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

10.30
First Amendment to the Credit Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated as of November 3, 2015, filed within as Exhibit 10.34 to the Company's Annual Report Form 10-K on February 26, 2016 and incorporated herein by reference.

Exhibit No.	Description
10.31
Credit Agreement Guaranty dated as of March 31, 2015 in favor of Wells Fargo Bank National Association, the Administrative Agent for the lenders, and among Spirit Realty, L.P., filed within as Exhibit 10.35 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.32
The 2016 executive cash bonus program, was approved by the Compensation Committee of the Board of Directors of Spirit Realty Capital, Inc.on February 18, 2016 and is filed within as Exhibit 10.36 of the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.33	Employment Agreement, dated June 3, 2016, between Boyd Messmann and Spirit Realty Capital, Inc. filed as Exhibit 10.1 of the Company's Form 18-K on June 6, 2016 and incorporated herein by reference.

10.34
Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated as of September 7, 2016 filed as Exhibit 10.1 of the Company's Form 8-K on July 27, 2016 and incorporated herein by reference.

10.35
Amended and Restated Employment Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh, dated July 25, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.36
Restricted Stock Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.37
Performance Share Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.38	Director Compensation Program of Spirit Realty Capital, Inc. as of January 1, 2015 filed as Exhibit 10.25 of the Company's Form 10-Q on August 5, 2016 and incorporated herein by reference.

10.39
Amendment to the Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

10.40
Second Amendment to the Credit Agreement among Spirit Realty, L.P., various financial institutions, as lenders, and Wells Fargo Bank, National Association, as the administrative agent, dated as of April 28, 2017, filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q on May 3, 2017 and incorporated herein by reference.

10.41*
Amendment No. 2 to the Second Amended and Restated Property Management and Servicing Agreement among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, and Spirit Master Funding VIII, LLC, dated December 14, 2017.

12.1*	Spirit Realty Capital, Inc. Ratio of Earnings to Fixed Charges

14.1
Code of Business Conduct and Ethics of Spirit Realty Capital, Inc. filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K (file No. 000-51963), filed on March 23, 2006 and incorporated herein by reference.

16.1
Deloitte & Touche LLP’s Response Letter to the Securities and Exchange Commission dated as of July 17, 2013 filed as Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2017.

23.1*	Consent of Ernst & Young LLP, Spirit Realty Capital, Inc.'s Independent Registered Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Spirit Realty L.P.'s Independent Registered Accounting Firm.

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

101.1**
The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

10 Box	Rogers, AR	(a)	1,028	1,685	—	—	1,028	1,685	2,713	(351)	1994	03/31/14	6 to 20 Years
24 Hour Fitness	Aurora, CO	(d)	1,452	4,413	—	—	1,452	4,413	5,865	(726)	1995	07/17/13	11 to 30 Years
24 Hour Fitness	Lancaster, CA	(d)	6,982	9,255	—	—	6,982	9,255	16,237	(1,118)	1987	05/07/15	9 to 30 Years
3rd Realm Extreme Air Sports	Little Rock, AR	(d)	1,489	3,888	—	—	1,489	3,888	5,377	(30)	2017	09/29/17	15 to 40 Years
Aaron's	Essex, MD	(b)	294	1,973	—	—	294	1,973	2,267	(222)	1998	07/17/13	10 to 45 Years
Aaron's	Charlotte, NC	(b)	371	598	—	—	371	598	969	(158)	1957	07/17/13	8 to 25 Years
Aaron's	Anderson, SC	(b)	351	966	—	—	351	966	1,317	(140)	1992	07/17/13	10 to 41 Years
Aaron's	Hartsville, SC	(b)	536	813	—	—	536	813	1,349	(207)	2007	07/17/13	10 to 37 Years
Aaron's	Griffin, GA	(b)	459	1,322	—	—	459	1,322	1,781	(183)	2007	07/17/13	10 to 49 Years
Aaron's	Sandersville, GA	(b)	503	751	—	—	503	751	1,254	(137)	2006	07/17/13	10 to 45 Years
Aaron's	Grovetown, GA	(b)	425	933	—	—	425	933	1,358	(149)	2007	07/17/13	10 to 45 Years
Aaron's	Largo, FL	(b)	758	1,025	—	—	758	1,025	1,783	(162)	1999	07/17/13	9 to 36 Years
Aaron's	Okeechobee, FL	(b)	409	1,298	—	—	409	1,298	1,707	(174)	2006	07/17/13	10 to 47 Years
Aaron's	Chiefland, FL	(b)	376	1,206	—	—	376	1,206	1,582	(182)	2007	07/17/13	10 to 47 Years
Aaron's	Clanton, AL	(b)	350	816	—	—	350	816	1,166	(127)	2007	07/17/13	10 to 46 Years
Aaron's	Forrest City, AR	(b)	331	860	—	—	331	860	1,191	(123)	2002	07/17/13	10 to 45 Years
Aaron's	Baton Rouge, LA	(b)	328	996	—	—	328	996	1,324	(164)	1999	07/17/13	10 to 40 Years
Aaron's	Shreveport, LA	(b)	374	490	—	—	374	490	864	(160)	2001	07/17/13	10 to 31 Years
Aaron's	Beeville, TX	(b)	101	1,814	—	—	101	1,814	1,915	(197)	2004	07/17/13	10 to 45 Years
Aaron's	Mansfield, TX	(b)	859	599	—	—	859	599	1,458	(138)	2007	07/17/13	10 to 34 Years
Aaron's	Navasota, TX	(b)	322	868	—	—	322	868	1,190	(146)	2007	07/17/13	10 to 44 Years
Aaron's	Wilton, NY	(b)	1,348	2,165	—	—	1,348	2,165	3,513	(685)	2000	07/17/13	8 to 27 Years
Aaron's	Rome, NY	(b)	436	699	—	—	436	699	1,135	(164)	1996	07/17/13	10 to 28 Years
Aaron's	Rensselaer, NY	(b)	705	657	—	—	705	657	1,362	(418)	1971	07/17/13	3 to 13 Years
Aaron's	Calumet City, IL	(b)	393	949	—	—	393	949	1,342	(176)	1977	07/17/13	9 to 32 Years
Aaron's	Alamogordo, NM	(b)	476	560	—	—	476	560	1,036	(143)	2006	07/17/13	8 to 40 Years
Aaron's	Mineral Wells, TX	(b)	448	878	—	—	448	878	1,326	(148)	2008	07/17/13	10 to 42 Years
Aaron's	Sweetwater, TX	(b)	415	1,097	—	—	415	1,097	1,512	(165)	2006	07/17/13	10 to 47 Years
Aaron's	Harrisonville, MO	(b)	316	466	—	—	316	466	782	(130)	1996	07/17/13	8 to 33 Years
Aaron's	Wichita, KS	(b)	236	741	—	—	236	741	977	(105)	1990	07/17/13	10 to 42 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Above All Extreme Air Sports	Brentwood, TN	(d)	2,292	2,273	—	2	2,292	2,275	4,567	(339)	1970	09/30/15	9 to 20 Years
ABRA	Suwanee, GA	(a)	480	1,350	—	—	480	1,350	1,830	(239)	1986	10/21/13	13 to 30 Years
Academy Sports	Macon, GA	(d)	1,921	4,890	—	—	1,921	4,890	6,811	(1,027)	2005	07/17/13	10 to 30 Years
Academy Sports	Katy, TX	(d)	13,144	96,194	—	—	13,144	96,194	109,338	(14,219)	1976	07/17/13	8 to 34 Years
Academy Sports	North Richland Hills, TX	(d)	1,950	5,451	—	—	1,950	5,451	7,401	(288)	1996	07/17/13	30 to 30 Years
Academy Sports	Lufkin, TX	(c)	1,922	2,735	—	—	1,922	2,735	4,657	(623)	2003	07/17/13	9 to 30 Years
Academy Sports	Greenville, TX	(a)	2,229	5,182	—	37	2,229	5,219	7,448	(232)	2016	12/07/16	14 to 40 Years
Accel International	Meridian, CT	(d)	1,766	7,848	—	—	1,766	7,848	9,614	(955)	1997	12/17/14	15 to 30 Years
Accel International	Avila, IN	(d)	642	4,958	—	—	642	4,958	5,600	(570)	1990	12/17/14	15 to 30 Years
Adult & Pediatric Orthopedics	Vernon Hills, IL	(a)	992	5,020	—	—	992	5,020	6,012	(702)	1991	03/31/14	15 to 30 Years
Advance Auto Parts	Columbia Heights, MN	(d)	510	1,314	—	—	510	1,314	1,824	(186)	2006	07/17/13	7 to 43 Years
Advance Auto Parts	Duluth, MN	(d)	207	1,462	—	—	207	1,462	1,669	(168)	2006	07/17/13	7 to 48 Years
Advance Auto Parts	Grand Forks, ND	(d)	287	1,132	—	—	287	1,132	1,419	(183)	2005	07/17/13	7 to 45 Years
Advance Auto Parts	Fergus Falls, MN	(d)	294	978	—	—	294	978	1,272	(141)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Holland Charter Township, MI	(d)	493	1,212	—	—	493	1,212	1,705	(159)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Holland, MI	(d)	542	1,384	—	—	542	1,384	1,926	(190)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Zeeland, MI	(d)	490	1,136	—	—	490	1,136	1,626	(162)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Rainsville, AL	(b)	251	1,073	—	—	251	1,073	1,324	(172)	2005	07/17/13	7 to 42 Years
Advance Auto Parts	Grand Bay, AL	(b)	226	1,242	—	—	226	1,242	1,468	(162)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Hurley, MS	(b)	265	1,052	—	—	265	1,052	1,317	(162)	2006	07/17/13	7 to 45 Years
Advance Auto Parts	Ashland, KY	(b)	613	1,284	—	—	613	1,284	1,897	(194)	2006	07/17/13	8 to 48 Years
Advance Auto Parts	Jackson, OH	(b)	397	1,251	—	—	397	1,251	1,648	(180)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	New Boston, OH	(b)	345	1,538	—	—	345	1,538	1,883	(191)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Maryland Heights, MO	(b)	522	1,155	—	—	522	1,155	1,677	(171)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Scottsburg, IN	(b)	238	665	—	—	238	665	903	(107)	2006	07/17/13	8 to 43 Years
Advance Auto Parts	Charlotte, NC	(b)	403	1,146	—	—	403	1,146	1,549	(195)	2008	07/17/13	12 to 43 Years
Advance Auto Parts	Irvington, NJ	(b)	1,605	1,912	—	—	1,605	1,912	3,517	(277)	2006	07/17/13	7 to 47 Years
Advance Auto Parts	Midwest City, OK	(b)	353	815	—	—	353	815	1,168	(139)	2007	07/17/13	9 to 44 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Advance Auto Parts	Penns Grove, NJ	(b)	612	1,564	—	—	612	1,564	2,176	(215)	2006	07/17/13	8 to 47 Years
Advance Auto Parts	St. Francis, WI	(b)	532	1,557	—	—	532	1,557	2,089	(235)	2006	07/17/13	8 to 48 Years
Advance Auto Parts	Willingboro, NJ	(b)	784	1,369	—	—	784	1,369	2,153	(231)	2007	07/17/13	9 to 47 Years
Advance Auto Parts	Dunellen, NJ	(b)	1,177	1,973	—	—	1,177	1,973	3,150	(243)	2008	07/17/13	10 to 48 Years
Advance Auto Parts	Greenfield, IN	(a)	458	996	—	—	458	996	1,454	(146)	2003	07/17/13	7 to 47 Years
Advance Auto Parts	Trenton, OH	(a)	324	842	—	—	324	842	1,166	(134)	2003	07/17/13	7 to 47 Years
Advance Auto Parts	Atmore, AL	(d)	417	444	—	—	417	444	861	(38)	1995	07/22/16	7 to 30 Years
Advance Auto Parts	Theodore, AL	(d)	549	755	—	—	549	755	1,304	(46)	1996	07/22/16	7 to 40 Years
Advance Auto Parts	Hialeah, FL	(d)	682	1,054	—	—	682	1,054	1,736	(58)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	New Smyrna Beach, FL	(d)	774	818	—	—	774	818	1,592	(46)	1999	07/22/16	7 to 40 Years
Advance Auto Parts	Margate, FL	(d)	480	507	—	—	480	507	987	(32)	1991	07/22/16	7 to 40 Years
Advance Auto Parts	Fort Lauderdale, FL	(d)	772	1,005	—	—	772	1,005	1,777	(60)	1996	07/22/16	7 to 40 Years
Advance Auto Parts	Tampa, FL	(d)	721	1,055	—	—	721	1,055	1,776	(56)	1997	07/22/16	7 to 40 Years
Advance Auto Parts	Gibsonton, FL	(d)	526	448	—	—	526	448	974	(45)	1999	07/22/16	7 to 30 Years
Advance Auto Parts	Dayton, OH	(d)	317	572	—	—	317	572	889	(38)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Castle Shannon, PA	(d)	620	732	—	—	620	732	1,352	(54)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Burlington, IA	(d)	467	737	—	—	467	737	1,204	(39)	1989	07/22/16	7 to 40 Years
Advance Auto Parts	Camilla, GA	(d)	419	412	—	—	419	412	831	(32)	1995	07/22/16	7 to 30 Years
Advance Auto Parts	Savannah, GA	(d)	688	492	—	—	688	492	1,180	(39)	1995	07/22/16	7 to 40 Years
Advance Auto Parts	Columbus, GA	(d)	628	769	—	—	628	769	1,397	(48)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	Waynesboro, GA	(d)	330	1,015	—	—	330	1,015	1,345	(48)	1995	07/22/16	7 to 50 Years
Advance Auto Parts	Blakeley, GA	(d)	169	887	—	—	169	887	1,056	(39)	1995	07/22/16	7 to 50 Years
Advance Auto Parts	Richmond Hill, GA	(d)	418	701	—	—	418	701	1,119	(48)	1995	07/22/16	7 to 30 Years
Advance Auto Parts	Augusta, GA	(d)	482	750	—	—	482	750	1,232	(46)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	Kingsland, GA	(d)	1,037	997	—	—	1,037	997	2,034	(53)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	Griffin, GA	(d)	441	1,142	—	—	441	1,142	1,583	(55)	1998	07/22/16	7 to 50 Years
Advance Auto Parts	College Park, GA	(d)	386	506	—	—	386	506	892	(41)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Leesburg, GA	(d)	435	494	—	—	435	494	929	(51)	1999	07/22/16	7 to 30 Years
Advance Auto Parts	Covington, LA	(d)	507	426	—	—	507	426	933	(38)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Alton, IL	(d)	346	553	—	—	346	553	899	(42)	1997	07/22/16	7 to 30 Years
Advance Auto Parts	St. Louis, MO	(d)	607	505	—	—	607	505	1,112	(42)	1997	07/22/16	7 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Advance Auto Parts	Hattiesburg, MS	(d)	452	821	—	—	452	821	1,273	(39)	1997	07/22/16	7 to 40 Years
Advance Auto Parts	Clinton, MS	(d)	569	693	—	—	569	693	1,262	(49)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Jackson, MS	(d)	396	423	—	—	396	423	819	(30)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Natchez, MS	(d)	509	754	—	—	509	754	1,263	(39)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	Newton, MS	(d)	336	443	—	—	336	443	779	(32)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Wiggins, MS	(d)	279	630	—	—	279	630	909	(41)	1965	07/22/16	7 to 30 Years
Advance Auto Parts	Denmark, SC	(d)	439	504	—	—	439	504	943	(40)	1996	07/22/16	7 to 30 Years
Affordable Care, Inc.	Lincoln, NE	(a)	711	825	—	—	711	825	1,536	(89)	2010	08/07/15	8 to 40 Years
Affordable Care, Inc.	Bellevue, NE	(a)	560	446	—	—	560	446	1,006	(60)	2008	08/07/15	5 to 40 Years
Aggregate Industries	Annapolis Junction, MD	(a)	2,245	1,105	(1,535)	(547)	710	558	1,268	(254)	1930	09/29/06	15 to 30 Years
Airstrike Extreme Air Sports	Augusta, GA	(d)	1,081	1,488	—	—	1,081	1,488	2,569	(288)	1998	09/30/15	10 to 20 Years

Alabama Clinics	Dothan, AL	(d)	695	1,707	—	20	695	1,727	2,422	(242)	2012	12/21/16	1 to 40 Years
Albertsons	Boise, ID	(d)	1,470	2,280	—	—	1,470	2,280	3,750	(573)	1982	12/17/13	4 to 20 Years
Albertsons	Las Cruces, NM	(d)	1,132	2,765	—	—	1,132	2,765	3,897	(499)	1983	12/17/13	5 to 30 Years
Albertsons	Midland, TX	(d)	1,498	3,096	—	—	1,498	3,096	4,594	(764)	1983	12/17/13	5 to 20 Years
Albertsons	Lompoc, CA	(d)	2,743	8,316	—	—	2,743	8,316	11,059	(861)	1992	06/15/15	15 to 30 Years
Albertsons	Tigard, OR	(d)	5,515	4,279	—	—	5,515	4,279	9,794	(482)	1998	04/01/15	15 to 30 Years
Albertsons	Lake Oswego, OR	(d)	4,257	5,891	—	—	4,257	5,891	10,148	(470)	1965	03/18/15	15 to 40 Years
Albertsons	Walla Walla, WA	(d)	1,964	8,420	—	—	1,964	8,420	10,384	(719)	1972	03/02/15	15 to 40 Years
Aldi	Tupelo, MS	(b)	1,131	1,176	(372)	(435)	759	741	1,500	(48)	1995	07/17/13	4 to 12 Years
Allstate Insurance Company	Yuma, AZ	(c)	2,583	5,221	—	—	2,583	5,221	7,804	(1,019)	2007	07/17/13	4 to 46 Years
AMC Theatres	Phoenix, AZ	(a)	2,652	11,495	—	—	2,652	11,495	14,147	(3,228)	1997	07/01/05	12 to 40 Years
AMC Theatres	Yukon, OK	(c)	1,082	3,538	—	—	1,082	3,538	4,620	(669)	2007	07/17/13	8 to 33 Years
AMC Theatres	Covina, CA	(d)	5,566	26,922	—	—	5,566	26,922	32,488	(7,571)	1997	06/23/04	13 to 40 Years
AMC Theatres	Surprise, AZ	(a)	2,918	7,122	—	—	2,918	7,122	10,040	(567)	2008	11/10/15	13 to 40 Years
AMC Theatres	South Bend, IN	(a)	4,352	9,411	—	21	4,352	9,432	13,784	(1,099)	1997	01/04/16	6 to 30 Years
American Lubefast	Waycross, GA	(a)	380	142	—	—	380	142	522	(54)	1998	12/10/13	15 to 30 Years
American Lubefast	Opelika, AL	(b)	503	628	—	—	503	628	1,131	(303)	1995	09/07/07	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

American Lubefast	Montgomery, AL	(b)	398	626	—	—	398	626	1,024	(287)	1997	09/07/07	15 to 30 Years
American Lubefast	Marianna, FL	(b)	283	452	—	—	283	452	735	(186)	1994	09/07/07	15 to 40 Years
American Lubefast	Montgomery, AL	(b)	241	628	—	—	241	628	869	(263)	1997	09/07/07	15 to 30 Years
American Lubefast	Auburn, AL	(b)	676	647	—	—	676	647	1,323	(324)	1995	09/07/07	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	422	857	—	—	422	857	1,279	(361)	1992	09/07/07	15 to 30 Years
American Lubefast	Albany, GA	(b)	242	572	—	—	242	572	814	(188)	1982	09/07/07	15 to 40 Years
American Lubefast	Dothan, AL	(b)	162	659	—	—	162	659	821	(268)	1996	09/07/07	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	303	636	—	—	303	636	939	(274)	1996	09/07/07	15 to 30 Years
American Lubefast	Crestview, FL	(b)	544	743	—	—	544	743	1,287	(308)	1975	09/07/07	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	275	528	—	—	275	528	803	(245)	1988	09/07/07	15 to 30 Years
American Lubefast	Moultrie, GA	(b)	179	271	—	—	179	271	450	(186)	1983	09/07/07	15 to 20 Years
American Lubefast	Gulf Breeze, FL	(b)	296	457	—	—	296	457	753	(193)	1993	09/07/07	15 to 30 Years
American Lubefast	Albany, GA	(b)	281	575	—	—	281	575	856	(272)	1997	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	238	564	—	—	238	564	802	(239)	1994	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	104	333	—	—	104	333	437	(151)	1968	09/07/07	15 to 30 Years
American Lubefast	Niceville, FL	(b)	458	454	—	—	458	454	912	(167)	1996	09/07/07	15 to 40 Years
American Lubefast	Milton, FL	(b)	137	577	—	—	137	577	714	(237)	1986	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	148	459	—	—	148	459	607	(190)	1972	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	195	569	—	—	195	569	764	(246)	1983	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	150	575	—	—	150	575	725	(245)	1986	09/07/07	15 to 30 Years
American Lubefast	Spanish Fort, AL	(b)	563	607	—	—	563	607	1,170	(337)	1993	09/07/07	15 to 30 Years
American Lubefast	Mobile, AL	(b)	89	501	—	—	89	501	590	(201)	1982	11/30/07	15 to 30 Years
American Lubefast	Valdosta, GA	(b)	376	576	—	—	376	576	952	(262)	1996	11/30/07	15 to 30 Years
American Lubefast	Ocean Springs, MS	(b)	145	186	—	—	145	186	331	(40)	1988	07/17/13	15 to 30 Years
American Lubefast	Panama City, FL	(b)	378	252	—	—	378	252	630	(69)	1997	07/17/13	15 to 30 Years
American Lubefast	Mobile, AL	(b)	157	508	—	—	157	508	665	(213)	1982	09/07/07	15 to 30 Years
American Lubefast	Wetumpka, AL	(a)	185	332	—	—	185	332	517	(48)	1995	06/24/14	12 to 30 Years
America's Auto Auction	Jacksonville, FL	(a)	3,170	938	—	—	3,170	938	4,108	(649)	1989	12/28/05	15 to 30 Years
America's Auto Auction	Tulsa, OK	(a)	1,225	373	—	—	1,225	373	1,598	(745)	1999	12/28/05	15 to 20 Years
America's Auto Auction	Greenville, SC	(a)	2,561	1,526	—	—	2,561	1,526	4,087	(1,443)	1999	12/28/05	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

America's Auto Auction	Irving, TX	(a)	7,348	970	—	—	7,348	970	8,318	(2,513)	1960	09/01/09	12 to 27 Years
America's Auto Auction	Conroe, TX	(a)	4,338	448	955	145	5,293	593	5,886	(1,849)	2005	09/01/09	12 to 47 Years
America's Auto Auction	Irving, TX	(a)	931	268	—	—	931	268	1,199	(190)	1965	09/01/09	12 to 17 Years
America's Service Station	Dacula, GA	(a)	1,067	976	—	—	1,067	976	2,043	(130)	2000	03/28/14	15 to 40 Years
America's Service Station	Farragut, TN	(a)	986	1,148	—	—	986	1,148	2,134	(166)	2011	03/28/14	15 to 40 Years
Andy's Frozen Custard	Kansas City, MO	(d)	772	18	—	916	772	934	1,706	(47)	1995	09/19/14	40 to 40 Years
Andy's Frozen Custard	Rogers, AR	(d)	334	884	—	—	334	884	1,218	(112)	2005	09/30/14	15 to 30 Years
Andy's Frozen Custard	Naperville, IL	(d)	976	—	27	721	1,003	721	1,724	(6)	2016	06/30/16	40 to 40 Years
Andy's Frozen Custard	Orland Park, IL	(d)	999	—	—	—	999	—	999	—	(f)	09/12/16	(f)
Anixter	Mattoon, IL	(a)	233	263	—	—	233	263	496	(224)	1984	05/01/05	15 to 20 Years
Anixter	Fort Myers, FL	(a)	641	1,069	—	—	641	1,069	1,710	(603)	1999	07/01/05	14 to 30 Years
Applebee's	Chicago, IL	(a)	1,675	1,112	—	—	1,675	1,112	2,787	(520)	1999	12/29/06	15 to 30 Years
Applebee's	DeKalb, IL	(a)	1,423	1,552	—	—	1,423	1,552	2,975	(783)	1996	12/29/06	15 to 30 Years
Applebee's	Joliet, IL	(a)	1,994	1,207	—	—	1,994	1,207	3,201	(694)	1996	12/29/06	15 to 30 Years
Applebee's	Santa Fe, NM	(d)	2,120	2,033	—	—	2,120	2,033	4,153	(305)	1997	07/17/13	13 to 40 Years
Applebee's	Augusta, GA	(d)	1,494	2,019	—	—	1,494	2,019	3,513	(301)	2005	07/17/13	13 to 40 Years
Applebee's	Columbus, GA	(d)	1,199	1,911	—	—	1,199	1,911	3,110	(295)	2005	07/17/13	13 to 40 Years
Applebee's	Albany, OR	(d)	913	1,951	—	—	913	1,951	2,864	(320)	2005	07/17/13	12 to 35 Years
Applebee's	Macon, GA	(d)	838	1,723	—	—	838	1,723	2,561	(259)	1995	07/17/13	13 to 40 Years
Applebee's	Walla Walla, WA	(d)	665	2,072	—	—	665	2,072	2,737	(359)	2005	07/17/13	11 to 35 Years
Applebee's	Aurora, CO	(d)	1,017	1,743	—	—	1,017	1,743	2,760	(274)	1998	07/17/13	13 to 35 Years
Applebee's	Colorado Springs, CO	(d)	937	1,120	—	—	937	1,120	2,057	(278)	1998	07/17/13	8 to 25 Years
Applebee's	Columbus, GA	(d)	2,102	1,717	—	—	2,102	1,717	3,819	(242)	1993	07/17/13	13 to 40 Years
Applebee's	Gallup, NM	(d)	937	2,277	—	—	937	2,277	3,214	(347)	2004	07/17/13	13 to 40 Years
Applebee's	Warner Robins, GA	(d)	1,228	1,714	—	—	1,228	1,714	2,942	(273)	1994	07/17/13	11 to 40 Years
Applebee's	Savannah, GA	(d)	1,112	1,727	—	—	1,112	1,727	2,839	(267)	1993	07/17/13	13 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Applebee's	Union Gap, WA	(d)	522	2,218	—	—	522	2,218	2,740	(284)	2004	07/17/13	13 to 40 Years
Applebee's	Loveland, CO	(d)	602	1,913	—	—	602	1,913	2,515	(255)	1997	07/17/13	12 to 40 Years
Applebee's	Littleton, CO	(d)	696	1,943	—	—	696	1,943	2,639	(282)	1990	07/17/13	11 to 40 Years
Applebee's	Longview, WA	(d)	870	2,855	—	—	870	2,855	3,725	(394)	2004	07/17/13	13 to 40 Years
Applebee's	Grand Junction, CO	(d)	1,363	1,990	—	—	1,363	1,990	3,353	(312)	1995	07/17/13	10 to 40 Years
Applebee's	Garden City, GA	(d)	1,184	1,465	—	—	1,184	1,465	2,649	(238)	1998	07/17/13	9 to 40 Years
Applebee's	Fountain, CO	(d)	861	2,226	—	—	861	2,226	3,087	(321)	2005	07/17/13	12 to 38 Years
Applebee's	Aurora, CO	(d)	1,521	1,498	—	—	1,521	1,498	3,019	(290)	1992	07/17/13	9 to 32 Years
Applebee's	Macon, GA	(d)	874	1,712	—	—	874	1,712	2,586	(269)	1995	07/17/13	11 to 40 Years
Applebee's	Clovis, NM	(d)	861	2,172	—	—	861	2,172	3,033	(347)	2005	07/17/13	13 to 40 Years
Arby's	Madisonville, KY	(a)	1,198	819	(95)	—	1,103	819	1,922	(414)	1990	09/24/04	15 to 30 Years
Arby's	Brunswick, GA	(a)	774	614	—	—	774	614	1,388	(410)	1999	09/24/04	15 to 20 Years
Arby's	Tooele, UT	(a)	552	624	—	—	552	624	1,176	(476)	1988	09/24/04	15 to 20 Years
Arby's	Jacksonville, FL	(a)	480	631	—	—	480	631	1,111	(325)	1998	09/24/04	15 to 30 Years
Arby's	McDonough, GA	(a)	938	697	—	—	938	697	1,635	(393)	1985	09/24/04	15 to 30 Years
Arby's	Cumming, GA	(a)	967	844	—	—	967	844	1,811	(452)	1986	09/24/04	15 to 30 Years
Arby's	Indianapolis, IN	(a)	460	587	—	—	460	587	1,047	(278)	1998	09/24/04	15 to 30 Years
Arby's	Jacksonville, FL	(a)	872	509	—	—	872	509	1,381	(366)	1984	09/24/04	15 to 20 Years
Arby's	Statesboro, GA	(a)	779	777	—	—	779	777	1,556	(453)	1985	09/24/04	15 to 20 Years
Arby's	Moncks Corner, SC	(a)	573	466	—	—	573	466	1,039	(368)	1998	09/24/04	15 to 20 Years
Arby's	Jacksonville, FL	(a)	487	871	—	—	487	871	1,358	(509)	1985	12/30/04	15 to 20 Years
Arby's	Orlando, FL	(a)	642	178	—	—	642	178	820	(254)	1967	12/30/04	10 to 15 Years
Arby's	Winter Springs, FL	(a)	523	446	—	—	523	446	969	(345)	1988	12/30/04	15 to 20 Years
Arby's	Lexington, KY	(a)	636	362	—	—	636	362	998	(422)	1978	12/30/04	10 to 15 Years
Arby's	Eustis, FL	(a)	451	377	—	—	451	377	828	(440)	1969	12/30/04	10 to 15 Years
Arby's	Lexington, KY	(a)	713	451	—	—	713	451	1,164	(529)	1976	01/26/05	10 to 15 Years
Arby's	Crawfordsville, IN	(a)	557	624	—	—	557	624	1,181	(324)	1998	09/23/05	15 to 30 Years

Arby's	Mooresville, IN	(a)	560	549	—	—	560	549	1,109	(411)	1998	09/23/05	15 to 20 Years
Arby's	Martinsburg, WV	(a)	887	992	—	—	887	992	1,879	(489)	1999	12/29/05	15 to 30 Years
Arby's	Mount Pleasant, MI	(a)	485	642	—	—	485	642	1,127	(309)	1997	12/29/05	15 to 30 Years
Arby's	Sterling Heights, MI	(a)	866	960	—	—	866	960	1,826	(449)	2000	12/29/05	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Arby's	Rock Hill, SC	(a)	373	722	—	—	373	722	1,095	(458)	1978	12/29/05	15 to 20 Years
Arby's	North Canton, OH	(a)	484	497	(14)	—	470	497	967	(339)	1989	12/29/06	15 to 20 Years
Arby's	Sun City, AZ	(a)	771	372	—	250	771	622	1,393	(284)	1986	12/29/06	10 to 20 Years
Arby's	New Castle, PA	(b)	573	1,042	—	—	573	1,042	1,615	(286)	1999	07/17/13	7 to 25 Years
Arby's	Nappanee, IN	(a)	301	413	—	—	301	413	714	(310)	2005	12/21/07	15 to 20 Years
Arby's	Champlin, MN	(d)	710	408	—	—	710	408	1,118	(96)	2004	03/20/15	8 to 20 Years
Arby's	Tyler, TX	(d)	355	663	—	—	355	663	1,018	(57)	1980	12/29/15	15 to 30 Years
Arby's	Odessa, TX	(d)	499	941	—	—	499	941	1,440	(77)	1982	12/29/15	15 to 30 Years
Arby's	Midland, TX	(d)	768	893	—	—	768	893	1,661	(75)	1982	12/29/15	15 to 30 Years
Arby's	Amarillo, TX	(a)	538	615	—	—	538	615	1,153	(65)	1985	12/29/15	15 to 30 Years
Area 51 Extreme Air Sports	Baton Rouge, LA	(d)	1,076	2,289	—	—	1,076	2,289	3,365	(186)	2015	11/13/15	10 to 40 Years
Ashley Furniture	Abilene, TX	(a)	1,316	2,649	—	—	1,316	2,649	3,965	(1,019)	2000	05/19/05	15 to 40 Years
Ashley Furniture	El Paso, TX	(a)	1,536	3,852	—	—	1,536	3,852	5,388	(1,717)	1973	07/01/05	14 to 30 Years
Ashley Furniture	Amarillo, TX	(d)	1,481	4,999	—	—	1,481	4,999	6,480	(947)	2001	07/17/13	9 to 36 Years
Ashley Furniture	Anderson, SC	(c)	870	1,909	—	—	870	1,909	2,779	(355)	2006	07/17/13	8 to 40 Years
Ashley Furniture	Mount Juliet, TN	(d)	2,049	4,604	—	—	2,049	4,604	6,653	(663)	2008	07/17/13	10 to 45 Years
At Home	Broomfield, CO	(d)	4,538	4,675	—	—	4,538	4,675	9,213	(479)	1995	08/01/16	9 to 20 Years
At Home	Corpus Christi, TX	(d)	3,734	4,949	—	—	3,734	4,949	8,683	(562)	1986	08/01/16	8 to 20 Years
At Home	Jenison, MI	(d)	2,303	5,743	—	88	2,303	5,831	8,134	(404)	1989	08/01/16	8 to 30 Years
At Home	Buford, GA	(d)	1,940	4,704	—	—	1,940	4,704	6,644	(314)	1984	08/01/16	8 to 30 Years
At Home	Lubbock, TX	(a)	4,585	4,550	—	35	4,585	4,585	9,170	(423)	1985	11/15/16	6 to 20 Years
At Home	Louisville, KY	(d)	4,726	5,210	—	13	4,726	5,223	9,949	(361)	1984	12/20/16	9 to 20 Years
At Home	Mesa, AZ	(d)	4,067	4,321	—	13	4,067	4,334	8,401	(340)	2002	12/20/16	10 to 20 Years
AT&T	Santa Clara, CA	(d)	2,873	8,252	—	—	2,873	8,252	11,125	(1,153)	2002	07/17/13	5 to 48 Years
ATC Fitness	Southaven, MS	(d)	1,187	1,817	—	—	1,187	1,817	3,004	(243)	2014	09/17/14	15 to 40 Years
Austin's Park N Pizza Experience	Pflugerville, TX	(a)	6,182	1,349	—	—	6,182	1,349	7,531	(366)	2003	08/29/14	15 to 30 Years
AutoStart	Kansas City, MO	(d)	1,310	1,824	—	6	1,310	1,830	3,140	(250)	2001	12/18/15	15 to 20 Years
AutoStart	Kansas City, MO	(d)	620	1,280	—	—	620	1,280	1,900	(184)	1978	12/31/15	15 to 20 Years
AutoStart	Overland Park, KS	(d)	1,390	320	—	—	1,390	320	1,710	(66)	1967	03/11/16	7 to 20 Years
Avalon Flooring	Rio Grande, NJ	(d)	753	3,299	—	—	753	3,299	4,052	(307)	2006	03/31/15	11 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Axel's	Mendota, MN	(a)	536	963	—	—	536	963	1,499	(146)	1995	05/22/14	15 to 30 Years
Axel's	Chanhassen, MN	(a)	1,439	784	—	—	1,439	784	2,223	(191)	1953	05/22/14	15 to 30 Years
B&B Theatres	Kansas City, MO	(a)	2,543	7,943	—	—	2,543	7,943	10,486	(2,401)	2003	07/01/05	14 to 50 Years
B&B Theatres	Lees Summit, MO	(a)	3,517	9,735	—	—	3,517	9,735	13,252	(3,527)	1999	07/01/05	14 to 40 Years
B&B Theatres	Bixby, OK	(a)	5,585	10,101	—	—	5,585	10,101	15,686	(4,845)	1998	07/01/05	14 to 30 Years
B&B Theatres	Overland Park, KS	(a)	4,935	12,281	—	—	4,935	12,281	17,216	(3,234)	2004	08/01/09	10 to 57 Years
Bagger Dave's Burger Tavern	Grand Rapids, MI	(a)	986	524	—	—	986	524	1,510	(108)	1985	10/31/14	14 to 30 Years
Bagger Dave's Burger Tavern	Berkley, MI	(a)	390	540	—	—	390	540	930	(85)	1927	10/31/14	14 to 30 Years
Bank of America	Delray Beach, FL	(c)	3,831	16,789	—	—	3,831	16,789	20,620	(1,845)	1975	07/17/13	8 to 50 Years
BE Aerospace	Winston-Salem, NC	(c)	927	3,455	—	—	927	3,455	4,382	(772)	1987	07/17/13	5 to 40 Years
Bellefonte Primary Care	Grayson, KY	(d)	658	3,171	—	—	658	3,171	3,829	(397)	2013	08/18/14	9 to 40 Years
Best Buy	Evanston, IL	(d)	3,275	5,338	—	—	3,275	5,338	8,613	(133)	1993	07/17/13	30 to 30 Years
Best Buy	Fayetteville, NC	(c)	1,560	6,893	—	—	1,560	6,893	8,453	(1,009)	1999	07/17/13	6 to 41 Years
Best Buy	Wichita, KS	(d)	3,368	6,312	—	—	3,368	6,312	9,680	(1,352)	1984	07/17/13	7 to 29 Years
Best Buy	Las Cruces, NM	(d)	1,328	2,616	—	—	1,328	2,616	3,944	(418)	2002	07/17/13	8 to 41 Years
Best Car Buys	Denver, CO	(d)	4,124	4,229	—	—	4,124	4,229	8,353	(337)	1980	08/21/15	15 to 40 Years
Big Al's	Vancouver, WA	(a)	2,077	9,395	—	—	2,077	9,395	11,472	(928)	2006	06/30/14	15 to 40 Years
Big Al's	Beaverton, OR	(a)	5,608	8,733	—	—	5,608	8,733	14,341	(986)	2010	06/30/14	15 to 40 Years
Big Sandy Furniture	Hurricane, WV	(a)	727	3,005	—	—	727	3,005	3,732	(1,202)	1998	08/27/09	12 to 27 Years
Big Sandy Furniture	Chillicothe, OH	(a)	499	2,296	—	—	499	2,296	2,795	(953)	1995	08/27/09	12 to 27 Years
Big Sandy Furniture	South Point, OH	(a)	848	2,948	—	—	848	2,948	3,796	(1,207)	1990	08/27/09	12 to 27 Years
Big Sandy Furniture	Portsmouth, OH	(a)	561	1,563	—	—	561	1,563	2,124	(680)	1988	08/27/09	12 to 27 Years
Big Sandy Furniture	Ashland, KY	(a)	775	2,037	—	—	775	2,037	2,812	(851)	1990	08/27/09	12 to 27 Years
Big Sandy Furniture	Parkersburg, WV	(d)	1,800	3,183	—	—	1,800	3,183	4,983	(1,480)	1976	08/27/09	12 to 27 Years
Big Sandy Furniture	Ashland, KY	(d)	629	754	—	—	629	754	1,383	(364)	1993	08/27/09	12 to 27 Years
Bi-Lo	Hartsville, SC	(d)	696	5,402	—	—	696	5,402	6,098	(610)	1988	09/30/14	10 to 40 Years
BJ's Wholesale Club	Haverhill, MA	(d)	3,192	15,353	—	—	3,192	15,353	18,545	(2,730)	2007	07/17/13	11 to 32 Years
BJ's Wholesale Club	Fort Lauderdale, FL	(d)	6,775	18,649	—	—	6,775	18,649	25,424	(2,871)	2007	07/17/13	12 to 37 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

BJ's Wholesale Club	Woodstock, GA	(c)	4,383	16,588	—	—	4,383	16,588	20,971	(3,016)	2001	07/17/13	8 to 33 Years
BJ's Wholesale Club	Tampa, FL	(d)	4,810	10,220	—	35	4,810	10,255	15,065	(476)	1993	01/10/17	10 to 30 Years
Black Angus Steakhouse	Glendale, AZ	(a)	1,480	1,329	—	—	1,480	1,329	2,809	(585)	1996	06/25/04	15 to 30 Years
Blue Rhino	Tavares, FL	(a)	1,075	5,098	—	—	1,075	5,098	6,173	(1,809)	2004	07/01/05	14 to 40 Years
Blue Rhino	Riverside, CA	(a)	1,203	6,254	—	—	1,203	6,254	7,457	(1,884)	2004	07/01/05	14 to 40 Years
Bojangle's	Hickory, NC	(a)	1,105	851	—	—	1,105	851	1,956	(720)	1995	12/29/06	13 to 28 Years
Bondcote	Pulaski, VA	(a)	333	1,536	—	—	333	1,536	1,869	(961)	1967	12/11/06	15 to 20 Years
Bondcote	Dublin, VA	(a)	491	1,401	—	—	491	1,401	1,892	(929)	1985	12/11/06	15 to 20 Years
Bonfire	Eagen, MN	(a)	724	1,230	—	—	724	1,230	1,954	(187)	1996	05/22/14	15 to 30 Years
Bonfire	Woodbury, MN	(a)	3,165	1,707	—	—	3,165	1,707	4,872	(334)	1995	05/22/14	15 to 30 Years
Books-A-Million	Rapid City, SD	(d)	575	2,568	—	—	575	2,568	3,143	(419)	2001	07/17/13	2 to 45 Years
Boozman-Hof	Rogers, AR	(a)	2,014	2,313	—	—	2,014	2,313	4,327	(466)	1988	11/14/13	13 to 30 Years
Boscovs	Voorhees, NJ	(a)	2,027	6,776	—	—	2,027	6,776	8,803	(2,313)	1970	07/17/13	5 to 20 Years
Bricktown Brewery	Oklahoma City, OK	(a)	479	1,877	—	177	479	2,054	2,533	(388)	1904	12/02/13	16 to 20 Years
Bricktown Brewery	Shawnee, OK	(a)	621	1,399	—	—	621	1,399	2,020	(226)	1984	07/29/05	15 to 30 Years
Bridgestone Tire	Atlanta, GA	(a)	1,830	363	—	—	1,830	363	2,193	(144)	1998	07/17/13	5 to 24 Years
Brookshire Brothers	Cleveland, TX	(d)	465	2,867	—	—	465	2,867	3,332	(1,734)	1991	12/01/05	15 to 20 Years
Brookshire Brothers	Corrigan, TX	(d)	395	630	—	—	395	630	1,025	(442)	1971	12/01/05	15 to 20 Years
Brookshire Brothers	Diboll, TX	(d)	775	872	—	—	775	872	1,647	(626)	1974	12/01/05	15 to 20 Years
Brookshire Brothers	Lufkin, TX	(d)	1,178	352	—	—	1,178	352	1,530	(331)	1977	12/01/05	15 to 20 Years
Brookshire Brothers	Navasota, TX	(d)	781	1,499	—	—	781	1,499	2,280	(702)	1992	12/01/05	15 to 30 Years
Brookshire Brothers	Timpson, TX	(d)	253	312	—	—	253	312	565	(240)	1978	12/01/05	15 to 20 Years
Brookshire Brothers	Alto, TX	(a)	204	464	—	—	204	464	668	(119)	1996	03/31/14	7 to 20 Years
Brookshire Brothers	Buffalo, TX	(a)	522	987	—	—	522	987	1,509	(177)	1990	03/31/14	7 to 30 Years
Brookshire Brothers	Groveton, TX	(a)	264	540	—	—	264	540	804	(107)	1996	03/31/14	7 to 30 Years
Brookshire Brothers	Lorena, TX	(a)	657	751	—	—	657	751	1,408	(179)	1999	03/31/14	7 to 20 Years
Brookshire Brothers	McGregor, TX	(a)	748	795	—	—	748	795	1,543	(207)	1999	03/31/14	7 to 20 Years
Brookshire Brothers	Hallettsville, TX	(d)	550	1,545	—	—	550	1,545	2,095	(291)	2004	03/31/14	10 to 30 Years
Bru Burger	Lexington, KY	(a)	1,267	944	—	—	1,267	944	2,211	(656)	1996	02/26/07	14 to 30 Years
Buck's Sports Grill	Rawlins, WY	(a)	25	406	—	—	25	406	431	(240)	1958	12/29/06	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Buehler's Fresh Foods	Ashland, OH	(a)	2,596	8,200	—	—	2,596	8,200	10,796	(656)	2000	10/14/15	15 to 40 Years
Buehler's Fresh Foods	Dover, OH	(a)	2,596	8,087	—	—	2,596	8,087	10,683	(771)	1990	10/14/15	15 to 30 Years
Buehler's Fresh Foods	Medina, OH	(a)	4,892	10,983	—	—	4,892	10,983	15,875	(1,108)	1990	10/14/15	15 to 30 Years
Buehler's Fresh Foods	Wooster, OH	(a)	3,694	8,087	—	—	3,694	8,087	11,781	(786)	1980	10/14/15	30 to 30 Years
Buehler's Fresh Foods	Wadsworth, OH	(a)	2,197	9,285	—	—	2,197	9,285	11,482	(816)	1985	10/14/15	15 to 30 Years
Buffalo Wild Wings	Clinton Township, MI	(d)	1,377	911	—	—	1,377	911	2,288	(158)	2003	11/05/14	14 to 30 Years
Buffalo Wild Wings	Brandon, FL	(d)	1,358	614	—	—	1,358	614	1,972	(173)	2004	11/05/14	14 to 20 Years
Buffalo Wild Wings	Birch Run, MI	(d)	1,852	1,290	—	—	1,852	1,290	3,142	(298)	2014	12/24/14	14 to 30 Years

Buffalo Wild Wings	Wesley Chapel, FL	(d)	2,672	1,725	—	—	2,672	1,725	4,397	(165)	2015	08/18/15	14 to 40 Years
Buffalo Wild Wings	Hammond, IN	(a)	976	1,080	—	—	976	1,080	2,056	(223)	2014	12/24/14	14 to 30 Years
Buffalo Wild Wings	Gaylord, MI	(a)	1,003	1,478	—	—	1,003	1,478	2,481	(270)	2014	11/05/14	14 to 30 Years
Buffet City	Orange City, FL	(a)	409	694	—	—	409	694	1,103	(473)	1984	09/24/04	11 to 20 Years
Burger King	Apopka, FL	(a)	1,038	482	—	—	1,038	482	1,520	(623)	1977	06/25/04	10 to 15 Years
Burger King	Saint Cloud, FL	(a)	1,193	557	—	—	1,193	557	1,750	(395)	1983	06/25/04	15 to 20 Years
Burger King	Orlando, FL	(a)	1,249	729	—	—	1,249	729	1,978	(551)	1985	06/25/04	15 to 20 Years
Burger King	Quincy, FL	(a)	1,015	416	—	—	1,015	416	1,431	(472)	1989	09/24/04	15 to 20 Years
Burger King	Saint Ann, MO	(a)	588	613	—	—	588	613	1,201	(471)	1985	09/23/05	15 to 20 Years
Burger King	Gilman, IL	(a)	219	414	—	—	219	414	633	(313)	1998	09/23/05	15 to 20 Years
Burger King	Springfield, IL	(a)	1,072	642	—	—	1,072	642	1,714	(538)	1988	09/23/05	15 to 20 Years
Burger King	Effingham, IL	(a)	539	575	—	—	539	575	1,114	(310)	1985	09/23/05	15 to 30 Years
Burger King	Decatur, IL	(a)	940	126	—	—	940	126	1,066	(381)	1992	09/23/05	15 to 20 Years
Burger King	Springfield, IL	(a)	571	630	—	—	571	630	1,201	(353)	1997	09/23/05	15 to 30 Years
Burger King	Romeoville, IL	(a)	789	713	(62)	—	727	713	1,440	(448)	1999	09/23/05	15 to 20 Years
Burger King	Lincoln, IL	(a)	203	616	—	—	203	616	819	(398)	1990	09/23/05	15 to 20 Years
Burger King	Buffalo, NY	(a)	737	629	—	—	737	629	1,366	(270)	1993	11/10/05	15 to 30 Years
Burger King	Buffalo, NY	(a)	821	694	—	—	821	694	1,515	(302)	1976	11/10/05	15 to 30 Years
Burger King	Cheektowaga, NY	(a)	561	549	—	—	561	549	1,110	(256)	1985	11/10/05	15 to 30 Years
Burger King	Jamestown, NY	(a)	508	573	—	—	508	573	1,081	(375)	1988	11/10/05	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Burger King	Louisville, KY	(a)	1,010	577	—	—	1,010	577	1,587	(305)	1994	11/10/05	15 to 30 Years
Burger King	Louisville, KY	(a)	854	514	—	—	854	514	1,368	(276)	1994	11/10/05	15 to 30 Years
Burger King	Niagara Falls, NY	(a)	1,359	551	—	—	1,359	551	1,910	(305)	1979	11/10/05	15 to 30 Years
Burger King	Springville, NY	(a)	678	586	—	—	678	586	1,264	(290)	1988	11/10/05	15 to 30 Years
Burger King	Escanaba, MI	(a)	772	767	—	300	772	1,067	1,839	(716)	1984	12/29/05	3 to 20 Years
Burger King	Oshkosh, WI	(a)	765	829	(40)	300	725	1,129	1,854	(643)	1984	12/29/05	15 to 20 Years
Burger King	Hickory, NC	(a)	292	818	—	—	292	818	1,110	(318)	2000	09/29/06	15 to 40 Years
Burger King	Hudson, NC	(a)	794	616	—	—	794	616	1,410	(308)	1998	09/29/06	15 to 40 Years
Burger King	Fayetteville, NC	(a)	470	629	—	—	470	629	1,099	(312)	1999	09/29/06	15 to 30 Years
Burger King	Hope Mills, NC	(a)	408	930	—	—	408	930	1,338	(408)	1990	09/29/06	15 to 30 Years
Burger King	Fayetteville, NC	(a)	489	612	—	—	489	612	1,101	(287)	1987	09/29/06	15 to 30 Years
Burger King	Lillington, NC	(a)	419	687	—	—	419	687	1,106	(275)	1992	09/29/06	15 to 40 Years
Burger King	Sweetwater, TN	(a)	602	550	—	250	602	800	1,402	(278)	1999	12/29/06	15 to 40 Years
Burger King	Winchester, TN	(a)	400	291	—	250	400	541	941	(225)	1993	12/29/06	10 to 20 Years
Burger King	Aurora, IL	(a)	286	726	—	—	286	726	1,012	(381)	1998	12/29/06	15 to 30 Years
Burger King	Detroit, MI	(a)	613	688	—	—	613	688	1,301	(468)	1987	02/13/09	13 to 18 Years
Burger King	Carrollton, KY	(a)	229	730	—	—	229	730	959	(325)	1990	06/30/09	13 to 28 Years
Burger King	Sandusky, OH	(a)	923	406	(314)	(89)	609	317	926	(148)	1987	08/27/09	14 to 29 Years
Burger King	Seven Hills, OH	(a)	496	489	—	—	496	489	985	(234)	1977	08/27/09	13 to 28 Years
Burger King	Parma Heights, OH	(a)	598	535	—	—	598	535	1,133	(235)	2004	08/27/09	13 to 38 Years
Burger King	Durham, NC	(b)	1,253	—	—	—	1,253	—	1,253	—	(f)	07/17/13	(f)
Burger King	Artesia, NM	(a)	435	1,106	—	—	435	1,106	1,541	(191)	1984	04/16/14	15 to 30 Years
Burger King	Mebane, NC	(a)	846	682	—	—	846	682	1,528	(321)	1993	09/29/06	15 to 30 Years
Burger King	Garner, NC	(a)	600	765	—	—	600	765	1,365	(394)	1995	09/29/06	15 to 30 Years
Burger King	Fayetteville, NC	(a)	607	1,020	—	—	607	1,020	1,627	(542)	1996	09/29/06	15 to 30 Years
Caliber Collision	Conroe, TX	(d)	2,056	2,306	—	32	2,056	2,338	4,394	(90)	2016	12/28/16	14 to 50 Years
Caliber Collision	Houston, TX	(d)	2,089	2,332	—	33	2,089	2,365	4,454	(67)	2016	03/16/17	14 to 50 Years
Camping World	Saukville, WI	(a)	2,061	4,794	—	—	2,061	4,794	6,855	(687)	2014	09/30/14	15 to 40 Years
Camping World	Wentzville, MO	(d)	2,040	5,133	—	1,264	2,040	6,397	8,437	(321)	2015	03/27/15	39 to 40 Years
Camping World	Summerfield, FL	(d)	3,059	3,949	—	—	3,059	3,949	7,008	(380)	2004	08/29/16	10 to 30 Years
Camping World	Tulsa, OK	(d)	4,569	88	—	3,130	4,569	3,218	7,787	(237)	2016	12/15/16	11 to 40 Years
Camping World	Poteau, OK	(b)	2,210	3,839	—	17	2,210	3,856	6,066	(165)	2015	03/22/17	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Camping World	Monticello, MN	(d)	3,873	769	—	1,386	3,873	2,155	6,028	(194)	2016	12/29/16	9 to 30 Years
Camping World	Biloxi, MS	(d)	3,274	627	—	6,107	3,274	6,734	10,008	(62)	2016	12/22/16	16 to 39 Years
Caremark RX, LLC	St. John, MO	(d)	1,733	3,095	91	365	1,824	3,460	5,284	(821)	1996	07/17/13	1 to 43 Years
CarMax	Pompano Beach, FL	(d)	6,153	5,010	—	—	6,153	5,010	11,163	(1,355)	2004	06/30/05	15 to 40 Years
CarMax	Ontario, CA	(d)	7,981	6,937	—	—	7,981	6,937	14,918	(1,856)	2005	06/30/05	15 to 40 Years
CarMax	Midlothian, VA	(d)	4,775	6,056	—	—	4,775	6,056	10,831	(1,632)	2004	06/30/05	15 to 40 Years
CarMax	Kennesaw, GA	(a)	3,931	5,334	—	—	3,931	5,334	9,265	(1,612)	1995	02/16/12	15 to 30 Years
CarMax	Pineville, NC	(c)	4,865	1,902	—	—	4,865	1,902	6,767	(601)	2002	07/17/13	10 to 30 Years
CarMax	Raleigh, NC	(a)	4,163	4,017	—	—	4,163	4,017	8,180	(1,555)	1994	07/17/13	4 to 25 Years
CarMax	Greenville, SC	(a)	9,731	11,625	—	—	9,731	11,625	21,356	(2,287)	1999	07/17/13	3 to 40 Years
CarMax	Jacksonville, FL	(a)	6,155	10,957	—	—	6,155	10,957	17,112	(2,980)	2005	06/30/05	15 to 40 Years
Carmike Cinemas	Cedar Rapids, IA	(a)	2,521	5,461	—	—	2,521	5,461	7,982	(1,987)	1998	07/01/05	15 to 40 Years
Carmike Cinemas	Colorado Springs, CO	(a)	1,892	1,732	—	—	1,892	1,732	3,624	(1,036)	1995	09/30/05	14 to 30 Years
Carmike Cinemas	Durham, NC	(a)	1,630	2,685	—	—	1,630	2,685	4,315	(1,477)	1994	09/30/05	13 to 30 Years
Carmike Cinemas	Columbia, SC	(a)	2,115	2,091	—	—	2,115	2,091	4,206	(953)	1996	09/30/05	15 to 30 Years
Carmike Cinemas	Greensboro, NC	(a)	2,359	2,431	—	—	2,359	2,431	4,790	(1,149)	1996	09/30/05	15 to 30 Years
Carmike Cinemas	Longview, TX	(a)	1,432	2,946	—	—	1,432	2,946	4,378	(1,380)	1995	09/30/05	15 to 30 Years
Carmike Cinemas	Wilmington, NC	(a)	1,552	2,934	—	—	1,552	2,934	4,486	(1,325)	1997	09/30/05	15 to 30 Years
Carmike Cinemas	Winston-Salem, NC	(a)	1,567	2,140	—	—	1,567	2,140	3,707	(1,184)	1993	10/28/05	13 to 30 Years
Carmike Cinemas	Fort Wayne, IN	(a)	2,696	9,849	682	—	3,378	9,849	13,227	(3,533)	2005	11/30/05	15 to 40 Years
Carmike Cinemas	Raleigh, NC	(a)	3,636	8,833	—	—	3,636	8,833	12,469	(3,792)	1988	06/10/10	9 to 27 Years
Carmike Cinemas	Johnston, IA	(c)	3,046	10,213	—	—	3,046	10,213	13,259	(4,184)	1998	06/23/04	15 to 30 Years
Carmike Cinemas	Missoula, MT	(b)	2,333	3,406	—	—	2,333	3,406	5,739	(1,310)	1998	06/23/04	15 to 40 Years
Carmike Cinemas	Chubbuck, ID	(a)	1,845	2,691	—	—	1,845	2,691	4,536	(350)	2004	12/23/14	10 to 30 Years
Carrington College	Phoenix, AZ	(a)	1,840	3,582	266	22	2,106	3,604	5,710	(1,433)	1975	07/01/05	3 to 40 Years
Carrington College	Mesquite, TX	(d)	2,534	1,780	—	—	2,534	1,780	4,314	(616)	1996	07/17/13	8 to 23 Years
Casual Male	Canton, MA	(a)	28,721	27,798	15	35	28,736	27,833	56,569	(10,446)	1962	02/01/06	15 to 30 Years
Cermak Fresh Market	Aurora, IL	(a)	2,450	7,566	—	343	2,450	7,909	10,359	(317)	1989	01/09/17	10 to 30 Years
Chapala	Boise, ID	(a)	809	601	(400)	(259)	409	342	751	(242)	1998	06/25/04	15 to 30 Years
Charleston's Restaurant	Norman, OK	(a)	1,466	2,294	—	—	1,466	2,294	3,760	(1,164)	1992	07/02/07	14 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Charleston's Restaurant	Tulsa, OK	(a)	1,540	1,997	—	—	1,540	1,997	3,537	(803)	2002	07/02/07	14 to 40 Years
Chick-Fil-A	Carrollton, GA	(b)	985	725	—	—	985	725	1,710	(168)	1995	07/17/13	11 to 33 Years
Childcare Network	Evans, GA	(d)	508	640	—	—	508	640	1,148	(93)	2003	11/14/14	15 to 30 Years
Childcare Network	Stockbridge, GA	(d)	533	1,236	—	(16)	533	1,220	1,753	(177)	2000	10/31/14	15 to 30 Years
Childcare Network	Warner Robins, GA	(d)	431	620	—	—	431	620	1,051	(107)	1995	02/27/15	15 to 20 Years
Childcare Network	Fort Walton Beach, FL	(d)	200	491	—	—	200	491	691	(58)	1977	02/27/15	15 to 30 Years
Childcare Network	Sanford, NC	(d)	200	611	—	—	200	611	811	(71)	2002	02/27/15	15 to 30 Years
Childcare Network	Norcross, GA	(d)	831	624	—	—	831	624	1,455	(118)	1985	03/30/15	15 to 20 Years
Childcare Network	Grand Prairie, TX	(d)	1,057	2,350	—	—	1,057	2,350	3,407	(279)	2007	07/17/15	15 to 30 Years
Childcare Network	Denton, TX	(d)	626	1,909	—	—	626	1,909	2,535	(198)	2000	07/17/15	15 to 30 Years
Childcare Network	Fort Worth, TX	(d)	392	871	—	—	392	871	1,263	(111)	2006	07/17/15	15 to 30 Years
Childcare Network	Columbus, GA	(d)	342	1,096	—	30	342	1,126	1,468	(88)	2015	12/22/15	15 to 40 Years
Childcare Network	High Point, NC	(d)	205	978	—	—	205	978	1,183	(78)	1981	12/22/15	15 to 30 Years
Childcare Network	Hampton, GA	(d)	391	460	—	—	391	460	851	(57)	2005	12/22/15	15 to 30 Years
Childcare Network	Marietta, GA	(b)	538	792	—	11	538	803	1,341	(51)	2009	09/28/16	11 to 30 Years
Childcare Network	Chattanooga, TN	(b)	684	841	—	11	684	852	1,536	(50)	1999	09/28/16	10 to 30 Years
Childcare Network	Elon, NC	(d)	486	846	—	—	486	846	1,332	(65)	1998	12/02/16	4 to 30 Years
Childcare Network	Winston-Salem, NC	(d)	541	659	—	—	541	659	1,200	(41)	1993	12/02/16	5 to 30 Years
Childcare Network	Greensboro, NC	(d)	360	540	—	—	360	540	900	(26)	1949	12/02/16	9 to 30 Years
Childcare Network	East Point, GA	(d)	411	1,279	—	—	411	1,279	1,690	(49)	2016	12/13/16	14 to 40 Years
Childcare Network	Burlington, NC	(d)	306	533	—	—	306	533	839	(36)	1971	12/13/16	7 to 20 Years

Children's Network	Pensacola, FL	(d)	390	1,360	—	—	390	1,360	1,750	(30)	2016	02/23/17	15 to 50 Years
Childtime	Cuyahoga Falls, OH	(b)	279	727	—	—	279	727	1,006	(204)	1974	07/17/13	8 to 25 Years
Childtime	Arlington, TX	(b)	365	532	—	—	365	532	897	(163)	2006	07/17/13	10 to 33 Years
Childtime	Oklahoma City, OK	(b)	290	341	—	—	290	341	631	(116)	1985	07/17/13	11 to 19 Years
Childtime	Rochester, NY	(b)	242	539	—	—	242	539	781	(130)	1981	07/17/13	8 to 28 Years
Childtime	Modesto, CA	(b)	386	664	—	—	386	664	1,050	(183)	1986	07/17/13	9 to 22 Years
Childtime	Morrisville, NC	(d)	544	1,378	—	—	544	1,378	1,922	(148)	2010	02/19/15	15 to 40 Years
Chili's	Paris, TX	(d)	552	1,821	—	—	552	1,821	2,373	(311)	1999	07/17/13	11 to 35 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Chili's	Tilton, NH	(d)	1,565	—	—	—	1,565	—	1,565	—	(f)	07/17/13	(f)
Church's Chicken	Mansfield, OH	(a)	225	327	—	—	225	327	552	(204)	1972	05/25/05	15 to 20 Years
Church's Chicken	Akron, OH	(a)	247	198	—	—	247	198	445	(152)	1971	05/25/05	15 to 20 Years
Church's Chicken	Columbus, OH	(a)	268	354	—	—	268	354	622	(240)	1975	05/25/05	15 to 20 Years
Church's Chicken	St. Louis, MO	(a)	290	211	—	—	290	211	501	(168)	1973	05/25/05	15 to 20 Years
Church's Chicken	Columbus, OH	(a)	294	262	—	—	294	262	556	(195)	1976	05/25/05	15 to 20 Years
Church's Chicken	Akron, OH	(a)	218	273	—	—	218	273	491	(182)	1976	05/25/05	15 to 20 Years
Church's Chicken	St. Louis, MO	(a)	231	337	—	—	231	337	568	(216)	1972	05/25/05	15 to 20 Years
Church's Chicken	Canton, OH	(a)	215	483	—	—	215	483	698	(277)	1974	05/25/05	15 to 20 Years
Church's Chicken	St. Louis, MO	(a)	189	227	—	—	189	227	416	(161)	1972	05/25/05	15 to 20 Years
Church's Chicken	Maplewood, MO	(a)	180	225	—	—	180	225	405	(153)	1980	05/25/05	15 to 20 Years
Church's Chicken	Akron, OH	(a)	310	394	—	—	310	394	704	(257)	1982	05/25/05	15 to 20 Years
Church's Chicken	Overland, MO	(a)	278	494	—	—	278	494	772	(305)	1972	05/25/05	15 to 20 Years
Church's Chicken	Flint, MI	(a)	340	258	—	—	340	258	598	(193)	1979	05/25/05	15 to 20 Years
Church's Chicken	St. Louis, MO	(a)	464	218	—	—	464	218	682	(192)	1978	05/25/05	15 to 20 Years
Church's Chicken	Ferguson, MO	(a)	293	212	—	—	293	212	505	(164)	1974	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	425	200	—	—	425	200	625	(153)	1977	05/25/05	15 to 20 Years
Church's Chicken	Normandy, MO	(a)	265	329	(6)	—	259	329	588	(224)	1978	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	351	209	—	—	351	209	560	(155)	1977	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	426	223	—	—	426	223	649	(171)	1979	05/25/05	15 to 20 Years
Church's Chicken	Warren, MI	(a)	488	215	—	—	488	215	703	(162)	1979	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	413	235	—	—	413	235	648	(174)	1977	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	301	219	—	—	301	219	520	(156)	1972	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	270	305	—	—	270	305	575	(189)	1976	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	271	157	—	—	271	157	428	(119)	1978	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	385	258	—	—	385	258	643	(195)	1979	05/25/05	15 to 20 Years
Church's Chicken	Indianapolis, IN	(a)	258	262	—	—	258	262	520	(204)	1970	05/25/05	15 to 20 Years
Church's Chicken	Indianapolis, IN	(a)	266	310	—	—	266	310	576	(218)	1971	05/25/05	15 to 20 Years
Church's Chicken	Detroit, MI	(a)	428	189	—	—	428	189	617	(144)	1979	05/25/05	15 to 20 Years
Church's Chicken	Indianapolis, IN	(a)	170	749	—	—	170	749	919	(427)	1983	05/25/05	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Washington Park, IL	(a)	119	324	—	—	119	324	443	(208)	1980	05/25/05	15 to 20 Years
Church's Chicken	Indianapolis, IN	(a)	449	153	—	—	449	153	602	(155)	1968	05/25/05	15 to 20 Years
Church's Chicken	Gary, IN	(a)	109	410	—	—	109	410	519	(250)	1980	05/25/05	15 to 20 Years
Church's Chicken	Harvey, IL	(a)	361	269	(80)	—	281	269	550	(364)	1978	05/25/05	15 to 20 Years
Church's Chicken	Indianapolis, IN	(a)	370	150	—	—	370	150	520	(138)	1970	05/25/05	15 to 20 Years
Church's Chicken	Peoria, IL	(a)	154	320	—	—	154	320	474	(217)	1976	05/25/05	15 to 20 Years
Church's Chicken	Gary, IN	(a)	210	318	—	—	210	318	528	(240)	1979	05/25/05	15 to 20 Years
Church's Chicken	Gary, IN	(a)	161	493	—	—	161	493	654	(316)	1973	05/25/05	15 to 20 Years
Church's Chicken	Chicago, IL	(a)	313	275	—	—	313	275	588	(170)	1982	05/25/05	15 to 20 Years
Church's Chicken	Joliet, IL	(a)	245	193	—	—	245	193	438	(155)	1985	05/25/05	15 to 20 Years
Church's Chicken	Chicago, IL	(a)	340	220	—	—	340	220	560	(159)	1975	05/25/05	15 to 20 Years
Church's Chicken	Chicago, IL	(a)	242	244	—	—	242	244	486	(174)	1970	05/25/05	15 to 20 Years
Church's Chicken	East St. Louis, IL	(a)	117	334	—	—	117	334	451	(158)	1990	05/25/05	15 to 30 Years
Church's Chicken	Chicago, IL	(a)	242	256	—	—	242	256	498	(167)	1974	05/25/05	15 to 20 Years
Church's Chicken	Chicago, IL	(a)	532	279	—	—	532	279	811	(184)	1982	05/25/05	15 to 20 Years
Church's Chicken	Chicago, IL	(a)	289	260	—	—	289	260	549	(166)	1982	05/25/05	15 to 20 Years
Church's Chicken	Birmingham, AL	(d)	192	656	—	—	192	656	848	(194)	1981	07/17/13	7 to 19 Years
Church's Chicken	Birmingham, AL	(d)	107	508	—	—	107	508	615	(143)	1983	07/17/13	7 to 19 Years
Church's Chicken	Birmingham, AL	(d)	131	526	—	—	131	526	657	(153)	1984	07/17/13	7 to 19 Years
Church's Chicken	Greensboro, AL	(d)	100	663	—	—	100	663	763	(121)	1986	07/17/13	7 to 35 Years
Church's Chicken	Montgomery, AL	(d)	288	623	—	—	288	623	911	(108)	1998	07/17/13	9 to 35 Years
Church's Chicken	Montgomery, AL	(d)	177	516	—	—	177	516	693	(170)	1984	07/17/13	9 to 19 Years
Church's Chicken	Montgomery, AL	(d)	247	376	—	—	247	376	623	(124)	1999	07/17/13	10 to 24 Years
Church's Chicken	Montgomery, AL	(d)	455	579	—	—	455	579	1,034	(130)	1972	07/17/13	11 to 33 Years
Church's Chicken	Montgomery, AL	(d)	313	601	—	—	313	601	914	(171)	1999	07/17/13	10 to 27 Years
Church's Chicken	Phenix City, AL	(d)	493	497	—	—	493	497	990	(81)	1978	07/17/13	8 to 35 Years
Church's Chicken	Talladega, AL	(d)	247	245	—	—	247	245	492	(117)	1998	07/17/13	11 to 21 Years
Church's Chicken	Little Rock, AR	(d)	99	500	—	—	99	500	599	(100)	1970	07/17/13	8 to 30 Years
Church's Chicken	Little Rock, AR	(d)	332	432	—	—	332	432	764	(78)	1971	07/17/13	9 to 35 Years
Church's Chicken	Little Rock, AR	(d)	263	492	—	—	263	492	755	(92)	1975	07/17/13	9 to 35 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	North Little Rock, AR	(d)	128	351	—	—	128	351	479	(85)	1999	07/17/13	10 to 28 Years
Church's Chicken	Pine Bluff, AR	(d)	854	431	—	—	854	431	1,285	(75)	1971	07/17/13	7 to 35 Years
Church's Chicken	Nogales, AZ	(d)	207	448	—	—	207	448	655	(111)	1976	07/17/13	11 to 25 Years
Church's Chicken	Phoenix, AZ	(d)	523	97	—	—	523	97	620	(60)	1976	07/17/13	9 to 16 Years
Church's Chicken	Phoenix, AZ	(d)	321	276	—	—	321	276	597	(96)	1975	07/17/13	10 to 20 Years
Church's Chicken	Phoenix, AZ	(d)	384	528	—	—	384	528	912	(117)	1974	07/17/13	11 to 27 Years
Church's Chicken	Phoenix, AZ	(d)	368	267	—	—	368	267	635	(72)	1974	07/17/13	11 to 23 Years
Church's Chicken	Phoenix, AZ	(d)	415	403	—	—	415	403	818	(89)	1975	07/17/13	8 to 27 Years
Church's Chicken	Phoenix, AZ	(d)	599	412	—	—	599	412	1,011	(87)	1980	07/17/13	10 to 35 Years
Church's Chicken	Phoenix, AZ	(d)	400	120	—	—	400	120	520	(65)	1977	07/17/13	11 to 13 Years
Church's Chicken	Oro Valley, AZ	(d)	262	193	—	—	262	193	455	(79)	1983	07/17/13	11 to 23 Years
Church's Chicken	Tucson, AZ	(d)	191	552	—	—	191	552	743	(93)	1981	07/17/13	11 to 35 Years
Church's Chicken	Tucson, AZ	(d)	349	479	—	—	349	479	828	(93)	1976	07/17/13	11 to 35 Years
Church's Chicken	Tucson, AZ	(d)	221	434	—	—	221	434	655	(94)	1980	07/17/13	11 to 27 Years
Church's Chicken	Americus, GA	(d)	282	406	—	—	282	406	688	(127)	1978	07/17/13	11 to 23 Years
Church's Chicken	Atlanta, GA	(d)	336	346	—	—	336	346	682	(132)	1981	07/17/13	11 to 22 Years
Church's Chicken	Atlanta, GA	(d)	554	258	—	—	554	258	812	(109)	1980	07/17/13	11 to 23 Years
Church's Chicken	Atlanta, GA	(d)	683	5	—	—	683	5	688	(63)	1975	07/17/13	11 to 23 Years
Church's Chicken	Atlanta, GA	(d)	394	268	—	—	394	268	662	(136)	1975	07/17/13	11 to 16 Years
Church's Chicken	Columbus, GA	(d)	640	403	—	—	640	403	1,043	(131)	1983	07/17/13	11 to 23 Years
Church's Chicken	Columbus, GA	(d)	342	49	—	—	342	49	391	(69)	1978	07/17/13	9 to 23 Years
Church's Chicken	Cordele, GA	(d)	459	181	—	—	459	181	640	(68)	1980	07/17/13	11 to 35 Years
Church's Chicken	Decatur, GA	(d)	459	133	—	—	459	133	592	(70)	1974	07/17/13	11 to 20 Years
Church's Chicken	Decatur, GA	(d)	566	49	—	—	566	49	615	(100)	1979	07/17/13	3 to 11 Years
Church's Chicken	Decatur, GA	(d)	570	30	—	—	570	30	600	(61)	1981	07/17/13	7 to 25 Years
Church's Chicken	East Point, GA	(d)	429	245	—	—	429	245	674	(125)	1977	07/17/13	11 to 19 Years
Church's Chicken	Fort Valley, GA	(d)	353	379	—	—	353	379	732	(137)	1985	07/17/13	11 to 23 Years
Church's Chicken	Griffin, GA	(d)	215	492	—	—	215	492	707	(126)	1978	07/17/13	11 to 25 Years
Church's Chicken	LaGrange, GA	(d)	555	44	—	—	555	44	599	(175)	1978	07/17/13	7 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Macon, GA	(d)	291	628	—	—	291	628	919	(110)	1983	07/17/13	10 to 35 Years
Church's Chicken	Macon, GA	(d)	185	553	—	—	185	553	738	(115)	1980	07/17/13	11 to 30 Years
Church's Chicken	Marietta, GA	(d)	350	173	—	—	350	173	523	(86)	1976	07/17/13	11 to 20 Years
Church's Chicken	Kansas City, MO	(d)	312	574	—	—	312	574	886	(117)	1996	07/17/13	10 to 30 Years
Church's Chicken	Kansas City, MO	(d)	348	730	—	—	348	730	1,078	(131)	1996	07/17/13	10 to 35 Years
Church's Chicken	Kansas City, MO	(d)	462	673	—	—	462	673	1,135	(123)	1996	07/17/13	10 to 35 Years
Church's Chicken	Kansas City, MO	(d)	135	616	—	—	135	616	751	(137)	1996	07/17/13	10 to 25 Years
Church's Chicken	Kansas City, MO	(d)	310	580	—	—	310	580	890	(118)	1996	07/17/13	10 to 31 Years
Church's Chicken	Kansas City, MO	(d)	189	837	—	—	189	837	1,026	(186)	1996	07/17/13	9 to 25 Years
Church's Chicken	Fort Worth, TX	(d)	157	263	—	—	157	263	420	(92)	1965	07/17/13	11 to 20 Years
Church's Chicken	Gulfport, MS	(d)	540	429	—	—	540	429	969	(73)	1971	07/17/13	11 to 35 Years
Church's Chicken	Jackson, MS	(d)	215	476	—	—	215	476	691	(114)	1977	07/17/13	11 to 25 Years
Church's Chicken	Jackson, MS	(d)	996	610	—	—	996	610	1,606	(125)	1978	07/17/13	11 to 35 Years
Church's Chicken	Jackson, MS	(d)	195	582	—	—	195	582	777	(115)	2000	07/17/13	11 to 30 Years
Church's Chicken	Jackson, MS	(d)	447	555	—	—	447	555	1,002	(123)	1998	07/17/13	11 to 35 Years
Church's Chicken	Laurel, MS	(d)	690	290	—	—	690	290	980	(96)	1971	07/17/13	11 to 24 Years
Church's Chicken	Vicksburg, MS	(d)	278	333	—	—	278	333	611	(99)	1972	07/17/13	11 to 25 Years
Church's Chicken	Albuquerque, NM	(d)	265	575	—	—	265	575	840	(156)	1980	07/17/13	11 to 26 Years
Church's Chicken	Albuquerque, NM	(d)	466	591	—	—	466	591	1,057	(121)	1976	07/17/13	11 to 35 Years
Church's Chicken	Albuquerque, NM	(d)	267	439	—	—	267	439	706	(135)	1975	07/17/13	11 to 25 Years
Church's Chicken	Albuquerque, NM	(d)	293	300	—	—	293	300	593	(114)	1976	07/17/13	11 to 25 Years
Church's Chicken	Hobbs, NM	(d)	706	534	—	—	706	534	1,240	(117)	1974	07/17/13	11 to 35 Years
Church's Chicken	Roswell, NM	(d)	343	321	—	—	343	321	664	(123)	1974	07/17/13	11 to 23 Years
Church's Chicken	Altus, OK	(d)	70	413	—	—	70	413	483	(97)	1980	07/17/13	7 to 25 Years
Church's Chicken	Oklahoma City, OK	(d)	223	469	—	—	223	469	692	(142)	1998	07/17/13	8 to 22 Years
Church's Chicken	Midwest City, OK	(d)	318	623	—	—	318	623	941	(112)	1985	07/17/13	9 to 35 Years
Church's Chicken	Oklahoma City, OK	(d)	200	428	—	—	200	428	628	(109)	1971	07/17/13	9 to 25 Years
Church's Chicken	Tulsa, OK	(d)	767	466	—	—	767	466	1,233	(96)	1976	07/17/13	8 to 35 Years
Church's Chicken	Tulsa, OK	(d)	315	717	—	—	315	717	1,032	(123)	1976	07/17/13	10 to 35 Years
Church's Chicken	The Village, OK	(d)	211	650	—	—	211	650	861	(108)	1978	07/17/13	9 to 35 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Memphis, TN	(d)	128	232	—	—	128	232	360	(78)	1971	07/17/13	8 to 20 Years
Church's Chicken	Memphis, TN	(d)	156	351	—	—	156	351	507	(98)	1971	07/17/13	7 to 25 Years
Church's Chicken	Memphis, TN	(d)	288	278	—	—	288	278	566	(115)	1976	07/17/13	6 to 20 Years
Church's Chicken	Memphis, TN	(d)	206	471	—	—	206	471	677	(115)	1979	07/17/13	10 to 25 Years
Church's Chicken	Memphis, TN	(d)	163	295	—	—	163	295	458	(84)	1979	07/17/13	10 to 25 Years
Church's Chicken	Memphis, TN	(d)	212	245	—	—	212	245	457	(97)	1971	07/17/13	7 to 25 Years
Church's Chicken	Memphis, TN	(d)	180	316	—	—	180	316	496	(98)	1971	07/17/13	7 to 20 Years
Church's Chicken	Memphis, TN	(d)	264	592	—	—	264	592	856	(115)	1971	07/17/13	11 to 35 Years
Church's Chicken	Memphis, TN	(d)	426	608	—	—	426	608	1,034	(129)	1971	07/17/13	11 to 32 Years
Church's Chicken	Abilene, TX	(d)	198	311	—	—	198	311	509	(78)	1975	07/17/13	10 to 26 Years
Church's Chicken	Alamo, TX	(d)	1,745	715	—	—	1,745	715	2,460	(113)	1984	07/17/13	9 to 35 Years
Church's Chicken	Austin, TX	(d)	531	794	—	—	531	794	1,325	(138)	1967	07/17/13	11 to 32 Years
Church's Chicken	Austin, TX	(d)	904	477	—	—	904	477	1,381	(88)	1976	07/17/13	11 to 35 Years
Church's Chicken	Austin, TX	(d)	418	872	—	—	418	872	1,290	(140)	1986	07/17/13	11 to 35 Years
Church's Chicken	Austin, TX	(d)	689	634	—	—	689	634	1,323	(139)	2003	07/17/13	11 to 35 Years
Church's Chicken	Balch Springs, TX	(d)	329	576	—	—	329	576	905	(147)	1986	07/17/13	11 to 31 Years
Church's Chicken	Beeville, TX	(d)	120	488	—	—	120	488	608	(123)	1972	07/17/13	9 to 25 Years
Church's Chicken	Brownsville, TX	(d)	795	556	—	—	795	556	1,351	(93)	1977	07/17/13	10 to 35 Years
Church's Chicken	Brownsville, TX	(d)	667	785	—	—	667	785	1,452	(129)	1985	07/17/13	10 to 35 Years
Church's Chicken	Brownsville, TX	(d)	369	679	—	—	369	679	1,048	(125)	1972	07/17/13	11 to 35 Years
Church's Chicken	Brownsville, TX	(d)	267	652	—	—	267	652	919	(105)	2000	07/17/13	10 to 35 Years
Church's Chicken	Brownsville, TX	(d)	430	656	—	—	430	656	1,086	(171)	1985	07/17/13	11 to 29 Years
Church's Chicken	Brownsville, TX	(d)	571	930	—	—	571	930	1,501	(181)	2002	07/17/13	11 to 35 Years
Church's Chicken	Bryan, TX	(d)	441	766	—	—	441	766	1,207	(116)	1972	07/17/13	10 to 35 Years
Church's Chicken	Carrolton, TX	(d)	361	415	—	—	361	415	776	(128)	1997	07/17/13	11 to 25 Years
Church's Chicken	Cleburne, TX	(d)	129	482	—	—	129	482	611	(119)	1997	07/17/13	9 to 25 Years
Church's Chicken	Copperas Cove, TX	(d)	186	249	—	—	186	249	435	(70)	1973	07/17/13	11 to 23 Years
Church's Chicken	Dallas, TX	(d)	88	215	—	—	88	215	303	(77)	1980	07/17/13	9 to 19 Years
Church's Chicken	Dallas, TX	(d)	249	431	—	—	249	431	680	(81)	1985	07/17/13	9 to 33 Years
Church's Chicken	Dallas, TX	(d)	164	431	—	—	164	431	595	(127)	1968	07/17/13	10 to 18 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Dallas, TX	(d)	174	450	—	—	174	450	624	(107)	1969	07/17/13	10 to 26 Years
Church's Chicken	Dallas, TX	(d)	315	209	—	—	315	209	524	(64)	1999	07/17/13	10 to 25 Years
Church's Chicken	Dallas, TX	(d)	392	501	—	—	392	501	893	(109)	1985	07/17/13	11 to 30 Years
Church's Chicken	Donna, TX	(d)	1,091	540	—	—	1,091	540	1,631	(104)	1984	07/17/13	10 to 35 Years
Church's Chicken	Eagle Pass, TX	(d)	597	385	—	—	597	385	982	(84)	1977	07/17/13	9 to 35 Years
Church's Chicken	Edinburg, TX	(d)	624	888	—	—	624	888	1,512	(149)	1985	07/17/13	11 to 35 Years
Church's Chicken	Elsa, TX	(d)	1,159	141	—	—	1,159	141	1,300	(53)	1984	07/17/13	11 to 35 Years
Church's Chicken	Floresville, TX	(d)	109	555	—	—	109	555	664	(131)	1985	07/17/13	9 to 25 Years
Church's Chicken	Fort Worth, TX	(d)	164	573	—	—	164	573	737	(122)	1965	07/17/13	11 to 25 Years
Church's Chicken	Fort Worth, TX	(d)	200	643	—	—	200	643	843	(132)	1979	07/17/13	11 to 30 Years
Church's Chicken	Fort Worth, TX	(d)	356	572	—	—	356	572	928	(111)	1970	07/17/13	11 to 35 Years
Church's Chicken	Fort Worth, TX	(d)	187	539	—	—	187	539	726	(104)	1984	07/17/13	11 to 35 Years
Church's Chicken	Garland, TX	(d)	141	455	—	—	141	455	596	(107)	1986	07/17/13	10 to 25 Years
Church's Chicken	Grand Prairie, TX	(d)	335	527	—	—	335	527	862	(101)	1980	07/17/13	10 to 35 Years
Church's Chicken	Grand Prairie, TX	(d)	147	535	—	—	147	535	682	(111)	1985	07/17/13	11 to 30 Years
Church's Chicken	Greenville, TX	(d)	325	441	—	—	325	441	766	(79)	1972	07/17/13	10 to 35 Years
Church's Chicken	Haltom City, TX	(d)	571	425	—	—	571	425	996	(86)	2007	07/17/13	11 to 35 Years
Church's Chicken	Harlingen, TX	(d)	923	753	—	—	923	753	1,676	(120)	1985	07/17/13	10 to 35 Years
Church's Chicken	Harlingen, TX	(d)	226	519	—	—	226	519	745	(115)	1973	07/17/13	11 to 30 Years
Church's Chicken	Hidalgo, TX	(d)	352	1,043	—	—	352	1,043	1,395	(183)	2001	07/17/13	10 to 31 Years
Church's Chicken	Irving, TX	(d)	463	338	—	—	463	338	801	(61)	1967	07/17/13	10 to 35 Years
Church's Chicken	Killeen, TX	(d)	289	513	—	—	289	513	802	(93)	1974	07/17/13	9 to 35 Years
Church's Chicken	Kingsville, TX	(d)	263	461	—	—	263	461	724	(86)	1977	07/17/13	9 to 35 Years
Church's Chicken	Kirby, TX	(d)	224	262	—	—	224	262	486	(89)	1985	07/17/13	9 to 18 Years
Church's Chicken	La Feria, TX	(d)	369	941	—	—	369	941	1,310	(153)	2003	07/17/13	11 to 35 Years
Church's Chicken	Laredo, TX	(d)	272	713	—	—	272	713	985	(110)	1966	07/17/13	11 to 35 Years
Church's Chicken	Laredo, TX	(d)	727	698	—	—	727	698	1,425	(114)	1968	07/17/13	11 to 35 Years
Church's Chicken	Lewisville, TX	(d)	913	470	—	—	913	470	1,383	(109)	1976	07/17/13	8 to 35 Years
Church's Chicken	Lubbock, TX	(d)	325	794	—	—	325	794	1,119	(147)	2004	07/17/13	11 to 34 Years
Church's Chicken	McAllen, TX	(d)	747	408	—	—	747	408	1,155	(74)	1992	07/17/13	10 to 35 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	McAllen, TX	(d)	601	539	—	—	601	539	1,140	(103)	1985	07/17/13	11 to 35 Years
Church's Chicken	Mercedes, TX	(d)	535	575	—	—	535	575	1,110	(105)	1982	07/17/13	11 to 35 Years
Church's Chicken	Mesquite, TX	(d)	234	459	—	—	234	459	693	(115)	2001	07/17/13	11 to 28 Years
Church's Chicken	Midland, TX	(d)	195	432	—	—	195	432	627	(78)	1972	07/17/13	9 to 35 Years
Church's Chicken	Mission, TX	(d)	577	598	—	—	577	598	1,175	(110)	1981	07/17/13	9 to 35 Years
Church's Chicken	New Braunfels, TX	(d)	302	526	—	—	302	526	828	(125)	1973	07/17/13	10 to 27 Years
Church's Chicken	Odessa, TX	(d)	597	443	—	—	597	443	1,040	(92)	1979	07/17/13	10 to 35 Years
Church's Chicken	Odessa, TX	(d)	670	563	—	—	670	563	1,233	(108)	1972	07/17/13	10 to 35 Years
Church's Chicken	Pharr, TX	(d)	694	441	—	—	694	441	1,135	(117)	1997	07/17/13	10 to 26 Years
Church's Chicken	Pleasanton, TX	(d)	230	1,052	—	—	230	1,052	1,282	(176)	1985	07/17/13	11 to 35 Years

Church's Chicken	Port Isabel, TX	(d)	348	672	—	—	348	672	1,020	(132)	2004	07/17/13	11 to 31 Years
Church's Chicken	Port Lavaca, TX	(d)	339	594	—	—	339	594	933	(126)	1985	07/17/13	11 to 28 Years
Church's Chicken	Raymondville, TX	(d)	660	455	—	—	660	455	1,115	(104)	1984	07/17/13	9 to 35 Years
Church's Chicken	Richland Hills, TX	(d)	229	199	—	—	229	199	428	(62)	1999	07/17/13	10 to 25 Years
Church's Chicken	Rio Grand City, TX	(d)	1,746	554	—	—	1,746	554	2,300	(102)	1984	07/17/13	12 to 35 Years
Church's Chicken	Roma, TX	(d)	478	855	—	—	478	855	1,333	(159)	1985	07/17/13	11 to 35 Years
Church's Chicken	San Antonio, TX	(d)	205	1,042	—	—	205	1,042	1,247	(265)	1976	07/17/13	10 to 20 Years
Church's Chicken	San Antonio, TX	(d)	685	257	—	—	685	257	942	(57)	1976	07/17/13	9 to 35 Years
Church's Chicken	San Antonio, TX	(d)	592	336	—	—	592	336	928	(72)	1968	07/17/13	9 to 35 Years
Church's Chicken	San Antonio, TX	(d)	79	347	—	—	79	347	426	(61)	1977	07/17/13	9 to 33 Years
Church's Chicken	San Antonio, TX	(d)	395	414	—	—	395	414	809	(111)	1984	07/17/13	11 to 25 Years
Church's Chicken	San Antonio, TX	(d)	544	521	—	—	544	521	1,065	(100)	1967	07/17/13	11 to 33 Years
Church's Chicken	San Antonio, TX	(d)	375	282	—	—	375	282	657	(93)	1965	07/17/13	9 to 21 Years
Church's Chicken	San Antonio, TX	(d)	331	449	—	—	331	449	780	(113)	1983	07/17/13	10 to 25 Years
Church's Chicken	San Antonio, TX	(d)	283	573	—	—	283	573	856	(138)	1971	07/17/13	11 to 33 Years
Church's Chicken	San Antonio, TX	(d)	369	226	—	—	369	226	595	(61)	1986	07/17/13	10 to 25 Years
Church's Chicken	San Antonio, TX	(d)	397	700	—	—	397	700	1,097	(127)	1984	07/17/13	11 to 35 Years
Church's Chicken	San Antonio, TX	(d)	279	261	—	—	279	261	540	(70)	1976	07/17/13	11 to 32 Years
Church's Chicken	San Benito, TX	(d)	1,641	688	—	—	1,641	688	2,329	(113)	1977	07/17/13	9 to 35 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Temple, TX	(d)	705	493	—	—	705	493	1,198	(86)	1983	07/17/13	10 to 35 Years
Church's Chicken	Tyler, TX	(d)	227	527	—	—	227	527	754	(92)	1976	07/17/13	11 to 35 Years
Church's Chicken	Universal City, TX	(d)	408	369	—	—	408	369	777	(108)	1989	07/17/13	9 to 25 Years
Church's Chicken	Victoria, TX	(d)	129	490	—	—	129	490	619	(113)	1985	07/17/13	11 to 28 Years
Church's Chicken	Victoria, TX	(d)	367	182	—	—	367	182	549	(62)	1984	07/17/13	11 to 22 Years
Church's Chicken	Waco, TX	(d)	365	542	—	—	365	542	907	(87)	1969	07/17/13	10 to 35 Years
Church's Chicken	Weslaco, TX	(d)	860	513	—	—	860	513	1,373	(93)	1990	07/17/13	11 to 35 Years
Church's Chicken	Weslaco, TX	(d)	291	786	—	—	291	786	1,077	(172)	1970	07/17/13	11 to 25 Years
Church's Chicken	Norfolk, VA	(d)	373	517	—	—	373	517	890	(169)	1988	07/17/13	7 to 20 Years
Church's Chicken	Portsmouth, VA	(d)	574	419	—	—	574	419	993	(121)	1988	07/17/13	10 to 25 Years
Cinemark	Tucson, AZ	(d)	4,023	10,346	—	52	4,023	10,398	14,421	(280)	2016	02/21/17	15 to 50 Years
Circle K	Akron, OH	(d)	424	1,139	—	—	424	1,139	1,563	(243)	1995	07/17/13	13 to 30 Years
Circle K	Cuyahoga Falls, OH	(d)	657	1,018	—	—	657	1,018	1,675	(267)	1995	07/17/13	13 to 30 Years
Circle K	Cleveland, OH	(d)	804	1,513	—	—	804	1,513	2,317	(306)	2002	07/17/13	13 to 35 Years
Circle K	Akron, OH	(d)	587	1,073	—	—	587	1,073	1,660	(255)	1998	07/17/13	13 to 32 Years
Circle K	Augusta, GA	(d)	400	1,540	—	—	400	1,540	1,940	(281)	1981	07/17/13	13 to 30 Years
Circle K	Auburn, AL	(d)	757	1,199	—	—	757	1,199	1,956	(314)	1990	07/17/13	10 to 25 Years
Circle K	El Paso, TX	(d)	1,143	1,029	—	—	1,143	1,029	2,172	(558)	2000	07/17/13	4 to 27 Years
Circle K	Fort Mill, SC	(d)	1,589	1,356	—	—	1,589	1,356	2,945	(275)	1999	07/17/13	10 to 33 Years
Circle K	Mount Pleasant, SC	(d)	1,328	1,073	—	—	1,328	1,073	2,401	(220)	1978	07/17/13	7 to 30 Years
Circle K	Goose Creek, SC	(d)	682	1,571	—	—	682	1,571	2,253	(425)	1983	07/17/13	7 to 20 Years
Circle K	Akron, OH	(d)	500	2,058	—	—	500	2,058	2,558	(359)	1999	07/17/13	15 to 33 Years
Circle K	Akron, OH	(d)	337	1,149	—	—	337	1,149	1,486	(207)	2001	07/17/13	15 to 35 Years
Circle K	Parma, OH	(d)	437	1,166	—	—	437	1,166	1,603	(206)	2002	07/17/13	15 to 35 Years
Circle K	Twinsburg, OH	(d)	556	1,317	—	—	556	1,317	1,873	(247)	2005	07/17/13	15 to 37 Years
Circle K	Cuyahoga Falls, OH	(d)	958	1,416	—	—	958	1,416	2,374	(330)	2002	07/17/13	15 to 35 Years
Circle K	Charlotte, NC	(d)	1,508	749	(128)	—	1,380	749	2,129	(205)	1996	07/17/13	9 to 35 Years
Circle K	Savannah, GA	(d)	1,001	847	—	—	1,001	847	1,848	(265)	1997	07/17/13	8 to 37 Years
Circle K	Phenix City, AL	(d)	554	1,392	—	—	554	1,392	1,946	(295)	1999	07/17/13	13 to 33 Years
Circle K	Macon, GA	(d)	470	1,226	—	—	470	1,226	1,696	(324)	1974	07/17/13	7 to 35 Years
Circle K	Lanett, AL	(d)	299	844	—	—	299	844	1,143	(203)	1974	07/17/13	10 to 25 Years
Circle K	Monroe, LA	(d)	517	1,455	—	—	517	1,455	1,972	(409)	1986	07/17/13	6 to 28 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Circle K	Akron, OH	(d)	595	1,031	—	—	595	1,031	1,626	(243)	1995	07/17/13	14 to 30 Years
Circle K	Akron, OH	(d)	554	824	—	—	554	824	1,378	(176)	1969	07/17/13	14 to 38 Years
Circle K	Akron, OH	(d)	517	1,122	—	—	517	1,122	1,639	(257)	1994	07/17/13	13 to 29 Years
Circle K	Barberton, OH	(d)	255	1,244	—	—	255	1,244	1,499	(265)	1991	07/17/13	12 to 26 Years
Circle K	Charlotte, NC	(d)	1,442	789	—	—	1,442	789	2,231	(263)	1997	07/17/13	8 to 35 Years
Circle K	Savannah, GA	(d)	831	869	—	—	831	869	1,700	(219)	1990	07/17/13	14 to 30 Years
Circle K	Columbus, GA	(d)	711	943	—	—	711	943	1,654	(208)	1990	07/17/13	13 to 32 Years
Circle K	Columbus, GA	(d)	574	1,039	—	—	574	1,039	1,613	(211)	1984	07/17/13	13 to 32 Years
Circle K	Opelika, AL	(d)	960	1,716	—	—	960	1,716	2,676	(469)	1988	07/17/13	10 to 25 Years
Circle K	Baton Rouge, LA	(d)	260	859	—	—	260	859	1,119	(206)	1976	07/17/13	7 to 25 Years
Circle K	West Monroe, LA	(d)	686	981	—	—	686	981	1,667	(542)	1983	07/17/13	5 to 25 Years
Circle K	Copley, OH	(d)	379	999	—	—	379	999	1,378	(236)	1993	07/17/13	12 to 28 Years
Circle K	Akron, OH	(d)	283	1,160	—	—	283	1,160	1,443	(217)	1997	07/17/13	14 to 32 Years
Circle K	Akron, OH	(d)	434	1,198	—	—	434	1,198	1,632	(266)	1994	07/17/13	14 to 29 Years
Circle K	Kent, OH	(d)	258	917	—	—	258	917	1,175	(190)	1994	07/17/13	13 to 29 Years
Circle K	Huntersville, NC	(d)	1,539	924	—	—	1,539	924	2,463	(344)	1996	07/17/13	8 to 35 Years
Circle K	Springdale, SC	(d)	794	767	—	—	794	767	1,561	(174)	1999	07/17/13	13 to 33 Years
Circle K	Charleston, SC	(d)	1,547	1,242	—	—	1,547	1,242	2,789	(403)	1987	07/17/13	7 to 20 Years
Circle K	Port Wentworth, GA	(d)	1,627	1,131	—	—	1,627	1,131	2,758	(663)	1991	07/17/13	4 to 35 Years
Circle K	Columbus, GA	(d)	867	2,299	—	—	867	2,299	3,166	(442)	1978	07/17/13	13 to 30 Years
Circle K	Baton Rouge, LA	(d)	330	997	—	—	330	997	1,327	(206)	1970	07/17/13	8 to 30 Years
Circle K	Cuyahoga Falls, OH	(d)	342	806	—	—	342	806	1,148	(199)	1972	07/17/13	12 to 26 Years
Circle K	Akron, OH	(d)	343	1,193	—	—	343	1,193	1,536	(236)	1991	07/17/13	15 to 31 Years
Circle K	Akron, OH	(d)	513	1,251	—	—	513	1,251	1,764	(257)	1996	07/17/13	15 to 31 Years
Circle K	Bedford, OH	(d)	750	680	—	—	750	680	1,430	(191)	2000	07/17/13	15 to 33 Years
Circle K	El Paso, TX	(d)	987	558	—	—	987	558	1,545	(224)	1999	07/17/13	3 to 26 Years
Circle K	Valley, AL	(d)	754	804	—	—	754	804	1,558	(214)	1974	07/17/13	9 to 25 Years
Circle K	Midland, GA	(d)	637	2,136	—	—	637	2,136	2,773	(343)	1995	07/17/13	9 to 35 Years
Circle K	Columbus, GA	(d)	1,465	2,088	—	—	1,465	2,088	3,553	(434)	1995	07/17/13	11 to 34 Years
Circle K	Baton Rouge, LA	(d)	481	913	—	—	481	913	1,394	(222)	1977	07/17/13	8 to 30 Years
Circle K	Akron, OH	(d)	321	1,179	—	—	321	1,179	1,500	(239)	1994	07/17/13	13 to 29 Years
Circle K	Barberton, OH	(d)	884	1,885	—	—	884	1,885	2,769	(389)	1981	07/17/13	13 to 34 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Circle K	Norton, OH	(d)	581	1,460	—	—	581	1,460	2,041	(285)	1984	07/17/13	13 to 35 Years
Circle K	Willoughby, OH	(d)	477	1,167	—	—	477	1,167	1,644	(237)	1986	07/17/13	13 to 32 Years
Circle K	Columbia, SC	(d)	1,261	985	—	—	1,261	985	2,246	(251)	1993	07/17/13	10 to 28 Years
Circle K	El Paso, TX	(d)	1,090	1,203	—	—	1,090	1,203	2,293	(426)	1999	07/17/13	6 to 35 Years
Circle K	Martinez, GA	(d)	626	996	—	—	626	996	1,622	(487)	1985	07/17/13	3 to 35 Years
Circle K	Pine Mountain, GA	(d)	454	1,627	—	—	454	1,627	2,081	(309)	1999	07/17/13	10 to 37 Years
Circle K	Beaufort, SC	(d)	850	1,337	—	—	850	1,337	2,187	(294)	1997	07/17/13	12 to 34 Years
Circle K	West Monroe, LA	(d)	425	1,558	—	—	425	1,558	1,983	(483)	1999	07/17/13	3 to 35 Years
Circle K	Akron, OH	(d)	402	1,263	—	—	402	1,263	1,665	(228)	2000	07/17/13	13 to 34 Years
Circle K	Akron, OH	(d)	291	1,230	—	—	291	1,230	1,521	(278)	1950	07/17/13	12 to 25 Years
Circle K	Canton, OH	(d)	362	1,159	—	—	362	1,159	1,521	(265)	1990	07/17/13	12 to 26 Years
Circle K	Maple Heights, OH	(d)	747	917	—	—	747	917	1,664	(231)	1998	07/17/13	13 to 32 Years
Circle K	Brookpark, OH	(d)	623	978	—	—	623	978	1,601	(223)	1998	07/17/13	13 to 32 Years
Circle K	Charlotte, NC	(d)	1,392	563	—	—	1,392	563	1,955	(316)	1991	07/17/13	6 to 32 Years
Circle K	Mobile, AL	(d)	552	1,664	—	—	552	1,664	2,216	(407)	1987	07/17/13	11 to 24 Years
Circle K	Bluffton, SC	(d)	1,531	645	—	—	1,531	645	2,176	(205)	1997	07/17/13	10 to 32 Years
Circle K	Macon, GA	(d)	471	1,066	—	—	471	1,066	1,537	(351)	1993	07/17/13	5 to 35 Years

Circle K	Mobile, AL	(d)	939	878	—	—	939	878	1,817	(280)	1988	07/17/13	13 to 25 Years
Circle K	Shreveport, LA	(d)	369	1,183	—	—	369	1,183	1,552	(320)	1988	07/17/13	4 to 25 Years
Circle K	Seville, OH	(d)	1,141	2,604	—	—	1,141	2,604	3,745	(503)	2003	07/17/13	15 to 36 Years
Circle K	Barberton, OH	(d)	321	1,219	—	—	321	1,219	1,540	(232)	1983	07/17/13	14 to 31 Years
Circle K	Fairlawn, OH	(d)	616	1,064	—	—	616	1,064	1,680	(262)	1993	07/17/13	13 to 28 Years
Circle K	Canton, OH	(d)	1,037	1,557	—	—	1,037	1,557	2,594	(376)	2000	07/17/13	15 to 34 Years
Circle K	Northfield, OH	(d)	873	1,633	—	—	873	1,633	2,506	(354)	1983	07/17/13	15 to 35 Years
Circle K	Columbus, GA	(d)	730	1,317	—	—	730	1,317	2,047	(295)	1978	07/17/13	13 to 28 Years
Circle K	Opelika, AL	(d)	400	1,321	—	—	400	1,321	1,721	(309)	1989	07/17/13	10 to 24 Years
Circle K	Albuquerque, NM	(d)	699	777	—	—	699	777	1,476	(311)	1994	07/17/13	9 to 35 Years
Circle K	North Augusta, SC	(d)	1,065	894	—	—	1,065	894	1,959	(189)	1999	07/17/13	12 to 33 Years
Circle K	Bossier City, LA	(d)	565	1,051	(21)	—	544	1,051	1,595	(249)	1987	07/17/13	9 to 25 Years
CircusTrix	Clovis, CA	(d)	1,117	26	—	238	1,117	264	1,381	(3)	2017	12/06/16	10 to 10 Years
Clean Freak	Phoenix, AZ	(d)	2,066	1,581	—	—	2,066	1,581	3,647	(111)	2009	09/29/16	21 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Clean Freak	Phoenix, AZ	(d)	1,143	439	—	—	1,143	439	1,582	(41)	1970	09/29/16	21 to 30 Years
Clean Freak	Chandler, AZ	(d)	1,293	1,951	—	—	1,293	1,951	3,244	(116)	2006	09/29/16	21 to 30 Years
Clean Freak	Phoenix, AZ	(d)	1,835	2,332	—	54	1,835	2,386	4,221	(143)	1974	09/29/16	21 to 30 Years
Clean Freak	Glendale, AZ	(d)	1,524	854	—	—	1,524	854	2,378	(78)	1988	09/29/16	21 to 30 Years
Columbus Arts & Tech Academy	Columbus, OH	(a)	417	5,100	—	849	417	5,949	6,366	(2,489)	1980	03/17/06	13 to 30 Years
Columbus Fish Market	Grandview, OH	(b)	2,164	1,165	—	—	2,164	1,165	3,329	(397)	1960	07/17/13	9 to 23 Years
Columbus Preparatory Academy	Columbus, OH	(a)	1,069	3,363	330	1,340	1,399	4,703	6,102	(2,875)	2004	03/17/06	13 to 20 Years
ConForm Automotive	Sidney, OH	(a)	921	4,177	—	—	921	4,177	5,098	(2,525)	1987	12/22/05	12 to 20 Years
Convergys	Las Cruces, NM	(d)	808	6,045	—	—	808	6,045	6,853	(908)	2008	07/17/13	4 to 52 Years
Cost-U-Less	St. Croix, VI	(d)	2,132	5,992	—	—	2,132	5,992	8,124	(1,002)	2005	07/17/13	8 to 37 Years
Courthouse Athletic Club	Salem, OR	(a)	941	2,620	1,018	5,042	1,959	7,662	9,621	(2,483)	1996	12/01/05	15 to 40 Years
Courthouse Athletic Club	Salem, OR	(a)	1,509	5,635	—	—	1,509	5,635	7,144	(1,864)	2001	12/01/05	15 to 40 Years
Courthouse Athletic Club	Salem, OR	(a)	1,214	4,911	—	—	1,214	4,911	6,125	(1,652)	1980	12/01/05	15 to 40 Years
Courthouse Athletic Club	Keizer, OR	(a)	1,208	4,089	—	—	1,208	4,089	5,297	(1,361)	1988	12/01/05	15 to 40 Years
Courthouse Athletic Club	Salem, OR	(a)	1,589	3,834	—	—	1,589	3,834	5,423	(1,721)	1977	12/01/05	15 to 30 Years
CoxHealth	Springfield, MO	(d)	2,025	3,911	—	—	2,025	3,911	5,936	(660)	1990	09/23/14	7 to 30 Years
Crème de la Crème	Lone Tree, CO	(a)	2,020	3,748	—	—	2,020	3,748	5,768	(1,697)	1999	09/29/05	15 to 30 Years
Crème de la Crème	Warrenville, IL	(a)	2,542	3,813	—	—	2,542	3,813	6,355	(1,881)	1999	09/29/05	15 to 30 Years
Crème de la Crème	Leawood, KS	(a)	1,854	3,914	—	—	1,854	3,914	5,768	(1,846)	1999	09/29/05	15 to 30 Years
Crème de la Crème	Westmont, IL	(a)	1,375	5,087	—	—	1,375	5,087	6,462	(1,584)	2003	12/28/05	15 to 40 Years
Crème de la Crème	Romeoville, IL	(a)	1,684	5,676	(1)	—	1,683	5,676	7,359	(1,449)	2008	11/07/08	14 to 49 Years
Crème de la Crème	Duluth, GA	(a)	2,289	4,274	—	—	2,289	4,274	6,563	(1,889)	2007	12/23/08	13 to 48 Years
Crème de la Crème	Mount Laurel, NJ	(a)	1,404	5,655	—	—	1,404	5,655	7,059	(1,566)	2007	05/01/09	13 to 48 Years
Crème de la Crème	Chicago, IL	(a)	5,057	5,939	—	—	5,057	5,939	10,996	(577)	2009	05/30/14	15 to 40 Years
Crème de la Crème	Barrington, IL	(a)	1,180	5,939	—	—	1,180	5,939	7,119	(620)	2008	05/30/14	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Crown Distributing LLC	Arlington, WA	(d)	1,860	10,402	—	—	1,860	10,402	12,262	(967)	2002	11/21/14	7 to 40 Years
Crunch Fitness	Aurora, IL	(b)	668	2,615	—	23	668	2,638	3,306	(133)	2006	11/29/16	9 to 30 Years
Crunch Fitness	Eagle, ID	(d)	1,428	5,591	—	430	1,428	6,021	7,449	(228)	1999	12/28/16	10 to 30 Years
Crunch Fitness	Boise, ID	(d)	1,335	4,982	—	305	1,335	5,287	6,622	(206)	2001	12/28/16	8 to 30 Years
Crunch Fitness	Boise, ID	(d)	823	3,178	—	313	823	3,491	4,314	(103)	2003	12/28/16	10 to 40 Years
Crunch Fitness	Meridian, ID	(d)	840	2,950	—	273	840	3,223	4,063	(114)	1993	12/28/16	8 to 30 Years
C-Store (GPM Investments, LLC)	Daleville, VA	(d)	467	616	—	—	467	616	1,083	(79)	1989	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Forest, VA	(d)	248	834	—	—	248	834	1,082	(89)	1995	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Rustburg, VA	(d)	526	775	—	—	526	775	1,301	(106)	1990	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Madison Heights, VA	(d)	268	417	—	—	268	417	685	(51)	1983	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Lynchburg, VA	(d)	467	1,391	—	—	467	1,391	1,858	(142)	2006	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Altavista, VA	(d)	358	1,401	—	—	358	1,401	1,759	(140)	1981	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Altavista, VA	(d)	467	745	—	—	467	745	1,212	(90)	1984	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	South Boston, VA	(d)	377	705	—	—	377	705	1,082	(75)	1988	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Blairs, VA	(d)	318	636	—	—	318	636	954	(70)	1987	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Beattyville, KY	(d)	278	795	—	—	278	795	1,073	(84)	1981	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Winchester, KY	(d)	755	775	—	—	755	775	1,530	(104)	1981	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Irvine, KY	(d)	219	666	—	—	219	666	885	(80)	1987	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Paris, KY	(d)	129	636	—	—	129	636	765	(65)	1988	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Carlisle, KY	(d)	209	586	—	—	209	586	795	(67)	1989	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Georgetown, KY	(d)	725	805	—	—	725	805	1,530	(103)	1989	06/30/15	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (GPM Investments, LLC)	Georgetown, KY	(d)	815	934	—	—	815	934	1,749	(116)	1998	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Mount Sterling, KY	(d)	1,103	1,103	—	—	1,103	1,103	2,206	(150)	2000	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Harrodsburg, KY	(d)	228	824	—	—	228	824	1,052	(89)	1973	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Carlisle, KY	(d)	298	874	—	—	298	874	1,172	(101)	2005	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Salem, VA	(d)	209	576	—	—	209	576	785	(66)	1970	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Salem, VA	(d)	646	517	—	—	646	517	1,163	(73)	1987	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Roanoke, VA	(d)	238	497	—	—	238	497	735	(53)	1988	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Roanoke, VA	(d)	616	534	—	—	616	534	1,150	(76)	1988	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Bedford, VA	(d)	258	818	—	—	258	818	1,076	(88)	1997	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Lynchburg, VA	(d)	278	699	—	—	278	699	977	(70)	1967	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Gretna, VA	(d)	268	798	—	—	268	798	1,066	(93)	1978	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Lynchburg, VA	(d)	517	1,142	—	—	517	1,142	1,659	(128)	2000	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Moneta, VA	(d)	437	934	—	—	437	934	1,371	(118)	1999	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Hurt, VA	(d)	685	1,023	—	—	685	1,023	1,708	(133)	1973	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	South Boston, VA	(d)	407	834	—	—	407	834	1,241	(89)	1983	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	South Boston, VA	(d)	894	1,232	—	—	894	1,232	2,126	(147)	1997	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Gretna, VA	(d)	159	1,083	—	—	159	1,083	1,242	(108)	1996	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Danville, VA	(d)	348	477	—	—	348	477	825	(61)	1989	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	South Boston, VA	(d)	368	517	—	—	368	517	885	(71)	1997	06/30/15	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (GPM Investments, LLC)	Jackson, KY	(d)	417	765	—	—	417	765	1,182	(89)	1982	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	McKee, KY	(d)	119	973	—	—	119	973	1,092	(91)	1983	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Paris, KY	(d)	209	576	—	—	209	576	785	(66)	1992	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Cynthiana, KY	(d)	119	596	—	—	119	596	715	(61)	1985	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Campton, KY	(d)	189	735	—	—	189	735	924	(78)	1996	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Flemingsburg, KY	(d)	1,073	1,212	—	—	1,073	1,212	2,285	(161)	1997	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Clay City, KY	(d)	397	884	—	—	397	884	1,281	(120)	2002	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Hazard, KY	(d)	288	805	—	—	288	805	1,093	(87)	1991	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Roanoke, VA	(d)	397	785	—	—	397	785	1,182	(90)	1986	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Salem, VA	(d)	387	1,172	—	—	387	1,172	1,559	(124)	1973	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Roanoke, VA	(d)	397	685	—	—	397	685	1,082	(82)	1997	06/30/15	15 to 30 Years
C-Store (GPM Investments, LLC)	Greenville, MI	(d)	437	628	—	194	437	822	1,259	(60)	1968	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Spring Lake, MI	(d)	247	325	—	190	247	515	762	(43)	1964	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Hastings, MI	(d)	392	437	—	190	392	627	1,019	(57)	1964	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Zeeland, MI	(d)	213	426	—	—	213	426	639	(35)	1989	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Holland, MI	(d)	235	325	—	—	235	325	560	(31)	1957	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Eaton Rapids, MI	(d)	291	448	—	—	291	448	739	(47)	1945	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Fremont, MI	(d)	269	269	—	—	269	269	538	(34)	1971	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Sparta, MI	(d)	291	650	—	—	291	650	941	(53)	1993	05/19/16	17 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (GPM Investments, LLC)	Three Rivers, MI	(d)	1,256	1,401	—	—	1,256	1,401	2,657	(133)	1982	05/19/16	20 to 30 Years
C-Store (GPM Investments, LLC)	Jackson, MI	(d)	684	1,188	—	—	684	1,188	1,872	(100)	1963	05/19/16	17 to 30 Years

C-Store (GPM Investments, LLC)	Jackson, MI	(d)	908	1,132	—	—	908	1,132	2,040	(107)	1969	05/19/16	21 to 30 Years
C-Store (GPM Investments, LLC)	Cedar Springs, MI	(d)	191	348	—	—	191	348	539	(31)	1965	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Burton, MI	(d)	336	1,323	—	—	336	1,323	1,659	(90)	1969	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Cadillac, MI	(d)	370	404	—	—	370	404	774	(43)	1971	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Swartz Creek, MI	(d)	213	460	—	—	213	460	673	(39)	1952	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Grayling, MI	(d)	2,052	549	—	—	2,052	549	2,601	(102)	1988	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Plainwell, MI	(d)	785	235	—	—	785	235	1,020	(56)	1998	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Lansing, MI	(d)	336	168	—	—	336	168	504	(33)	1978	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Menominee, MI	(d)	235	179	—	—	235	179	414	(25)	1966	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Marquette, MI	(d)	404	146	—	—	404	146	550	(23)	1968	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Scottville, MI	(d)	235	404	—	—	235	404	639	(41)	1959	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Saginaw, MI	(d)	1,177	594	—	—	1,177	594	1,771	(81)	1989	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Sault Ste Marie, MI	(d)	1,760	561	—	—	1,760	561	2,321	(92)	1993	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Lansing, MI	(d)	269	179	—	—	269	179	448	(27)	1965	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Merrillville, IN	(d)	303	247	—	—	303	247	550	(33)	1973	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Stevensville, MI	(d)	482	191	—	—	482	191	673	(41)	1960	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Charlotte, MI	(d)	224	157	—	—	224	157	381	(26)	1968	05/19/16	17 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (GPM Investments, LLC)	Franklin, IN	(d)	303	213	—	—	303	213	516	(29)	1969	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Muncie, IN	(d)	448	135	—	—	448	135	583	(31)	1983	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Freeland, MI	(d)	336	437	—	—	336	437	773	(44)	1962	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Midland, MI	(d)	314	135	—	—	314	135	449	(26)	1960	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Saginaw, MI	(d)	224	135	—	—	224	135	359	(22)	1960	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Coldwater, MI	(d)	258	135	—	—	258	135	393	(23)	1960	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Jackson, MI	(d)	247	179	—	—	247	179	426	(28)	1965	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Midland, MI	(d)	191	67	—	—	191	67	258	(16)	1962	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Hillsdale, MI	(d)	325	157	—	—	325	157	482	(25)	1968	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Mason, MI	(d)	258	157	—	—	258	157	415	(27)	1971	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Allegan, MI	(d)	392	224	—	—	392	224	616	(39)	1965	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Connersville, IN	(d)	336	179	—	—	336	179	515	(25)	1993	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Indianapolis, IN	(d)	426	191	—	—	426	191	617	(31)	1973	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Monticello, IN	(d)	235	202	—	—	235	202	437	(28)	1970	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Frankfort, IN	(d)	258	202	—	—	258	202	460	(28)	1970	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Grand Rapids, MI	(d)	224	123	—	—	224	123	347	(17)	1957	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Grand Haven, MI	(d)	661	628	—	—	661	628	1,289	(63)	1992	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Indianapolis, IN	(d)	325	157	—	—	325	157	482	(23)	1945	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Indianapolis, IN	(d)	247	146	—	—	247	146	393	(20)	1972	05/19/16	17 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (GPM Investments, LLC)	Alpena, MI	(d)	392	336	—	—	392	336	728	(37)	1998	05/19/16	17 to 40 Years
C-Store (GPM Investments, LLC)	Alpena, MI	(d)	471	561	—	—	471	561	1,032	(48)	1999	05/19/16	17 to 40 Years
C-Store (GPM Investments, LLC)	Alma, MI	(d)	235	437	—	—	235	437	672	(38)	2006	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Edmore, MI	(d)	729	774	—	—	729	774	1,503	(88)	1999	05/19/16	17 to 40 Years
C-Store (GPM Investments, LLC)	Ithaca, MI	(d)	538	381	—	—	538	381	919	(52)	1994	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Saginaw, MI	(d)	359	191	—	—	359	191	550	(23)	1969	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Traverse City, MI	(d)	482	179	—	—	482	179	661	(24)	1971	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Norton Shores, MI	(d)	325	291	—	—	325	291	616	(39)	1962	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Coopersville, MI	(d)	998	572	—	—	998	572	1,570	(71)	1968	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Muskegon, MI	(d)	605	650	—	—	605	650	1,255	(66)	1959	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Muskegon, MI	(d)	291	471	—	—	291	471	762	(48)	1964	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Rushville, IN	(d)	179	112	—	—	179	112	291	(17)	1978	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	St Johns, MI	(d)	460	706	—	—	460	706	1,166	(71)	2011	05/19/16	17 to 30 Years
C-Store (GPM Investments, LLC)	Wyoming, MI	(d)	314	448	—	—	314	448	762	(38)	1958	05/19/16	17 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Sherman Mills, ME	(d)	259	163	—	—	259	163	422	(77)	1974	06/28/12	15 to 20 Years
C-Store (Irving Oil Marketing, Inc.)	Bangor, ME	(d)	327	141	—	—	327	141	468	(91)	1973	06/28/12	15 to 15 Years
C-Store (Irving Oil Marketing, Inc.)	Calais, ME	(d)	187	213	—	—	187	213	400	(83)	1968	06/28/12	15 to 20 Years
C-Store (Irving Oil Marketing, Inc.)	Brewer, ME	(d)	238	260	—	—	238	260	498	(89)	1967	06/28/12	15 to 25 Years
C-Store (Irving Oil Marketing, Inc.)	Harrington, ME	(d)	331	459	—	—	331	459	790	(138)	1992	06/28/12	15 to 32 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (Irving Oil Marketing, Inc.)	Lewiston, ME	(d)	460	341	—	—	460	341	801	(118)	1994	06/28/12	15 to 28 Years
C-Store (Irving Oil Marketing, Inc.)	Rockland, ME	(d)	211	303	—	—	211	303	514	(82)	1984	06/28/12	15 to 28 Years
C-Store (Irving Oil Marketing, Inc.)	Oakfield, ME	(d)	273	229	—	—	273	229	502	(95)	1993	06/28/12	15 to 25 Years
C-Store (Irving Oil Marketing, Inc.)	Ashland, NH	(d)	398	157	—	—	398	157	555	(64)	1970	06/28/12	15 to 20 Years
C-Store (Irving Oil Marketing, Inc.)	Berlin, NH	(d)	387	317	—	—	387	317	704	(118)	1991	06/28/12	15 to 22 Years
C-Store (Irving Oil Marketing, Inc.)	Paris, ME	(d)	139	153	—	—	139	153	292	(68)	1954	06/28/12	15 to 17 Years
C-Store (Irving Oil Marketing, Inc.)	Madison, ME	(d)	130	410	—	—	130	410	540	(109)	1988	06/28/12	15 to 25 Years
C-Store (Irving Oil Marketing, Inc.)	Bartlett, NH	(d)	325	399	—	—	325	399	724	(103)	1998	06/28/12	15 to 32 Years
C-Store (Irving Oil Marketing, Inc.)	Auburn, ME	(d)	371	444	—	—	371	444	815	(115)	1996	06/28/12	15 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Auburn, ME	(d)	287	222	—	—	287	222	509	(82)	1968	06/28/12	15 to 20 Years
C-Store (Irving Oil Marketing, Inc.)	South Portland, ME	(d)	661	194	—	—	661	194	855	(112)	1970	06/28/12	15 to 15 Years
C-Store (Irving Oil Marketing, Inc.)	Freeport, ME	(d)	503	343	—	—	503	343	846	(103)	1991	06/28/12	15 to 26 Years
C-Store (Irving Oil Marketing, Inc.)	Sanford, ME	(d)	807	579	—	—	807	579	1,386	(149)	1997	06/28/12	15 to 28 Years
C-Store (Irving Oil Marketing, Inc.)	Gorham, NH	(d)	723	358	—	—	723	358	1,081	(154)	1975	06/28/12	15 to 18 Years
C-Store (Irving Oil Marketing, Inc.)	Manchester, ME	(d)	279	285	—	—	279	285	564	(107)	1990	06/28/12	15 to 20 Years
C-Store (Irving Oil Marketing, Inc.)	Augusta, ME	(d)	318	322	—	—	318	322	640	(84)	1997	06/28/12	15 to 28 Years
C-Store (Irving Oil Marketing, Inc.)	Concord, NH	(d)	260	330	—	—	260	330	590	(95)	1988	06/28/12	15 to 25 Years
C-Store (Irving Oil Marketing, Inc.)	Newport, NH	(d)	519	581	—	—	519	581	1,100	(161)	1998	06/28/12	15 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Yarmouth, ME	(d)	950	278	—	—	950	278	1,228	(105)	1990	01/24/14	14 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (Irving Oil Marketing, Inc.)	Waldoboro, ME	(d)	1,450	834	—	—	1,450	834	2,284	(210)	1996	01/24/14	14 to 40 Years
C-Store (Irving Oil Marketing, Inc.)	Wiscasset, ME	(d)	1,305	538	—	—	1,305	538	1,843	(215)	1992	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	South Portland, ME	(d)	448	593	—	—	448	593	1,041	(109)	1970	01/24/14	14 to 40 Years
C-Store (Irving Oil Marketing, Inc.)	Hampden, ME	(d)	987	424	—	—	987	424	1,411	(186)	1997	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Presque Isle, ME	(d)	708	390	—	—	708	390	1,098	(144)	1995	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Bucksport, ME	(d)	1,203	587	—	—	1,203	587	1,790	(141)	1995	01/24/14	14 to 40 Years
C-Store (Irving Oil Marketing, Inc.)	Belmont, NH	(d)	315	218	—	—	315	218	533	(60)	1969	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Laconia, NH	(d)	411	770	—	—	411	770	1,181	(157)	1998	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Raymond, NH	(d)	1,722	430	—	—	1,722	430	2,152	(215)	1986	01/24/14	14 to 20 Years
C-Store (Irving Oil Marketing, Inc.)	Grandtham, NH	(d)	576	394	—	—	576	394	970	(108)	1989	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Belmont, NH	(d)	524	879	—	—	524	879	1,403	(193)	2002	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Keene, NH	(d)	553	289	—	—	553	289	842	(80)	1960	01/24/14	14 to 30 Years
C-Store (Irving Oil Marketing, Inc.)	Barton, VT	(d)	307	609	—	—	307	609	916	(93)	1975	01/24/14	14 to 40 Years
C-Store (JAKG Petro, LLC)	Youngstown, FL	(d)	1,449	1,763	—	33	1,449	1,796	3,245	(95)	1999	04/26/17	15 to 30 Years
C-Store (Jordan Oil Company of the Carolinas, Inc)	Murphy, NC	(a)	489	297	—	49	489	346	835	(119)	1965	05/08/13	8 to 19 Years
C-Store (Jordan Oil Company of the Carolinas, Inc)	Roebuck, SC	(a)	708	818	—	150	708	968	1,676	(305)	1992	01/01/14	8 to 29 Years
C-Store (Jordan Oil Company of the Carolinas, Inc)	Laurens, SC	(a)	504	622	—	117	504	739	1,243	(225)	1992	01/01/14	8 to 29 Years
C-Store (Jordan Oil Company of the Carolinas, Inc)	Asheville, NC	(a)	278	776	—	166	278	942	1,220	(227)	2000	01/01/14	8 to 29 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (Jordan Oil Company of the Carolinas, Inc)	Asheville, NC	(a)	247	497	—	86	247	583	830	(154)	1986	01/01/14	8 to 29 Years
C-Store (Jordan Oil Company of the Carolinas, Inc)	Honea Path, SC	(a)	1,269	1,134	—	173	1,269	1,307	2,576	(465)	1996	01/01/14	8 to 29 Years
C-Store (Jordan Oil Company of the Carolinas, Inc)	Inman, SC	(a)	2,183	897	—	163	2,183	1,060	3,243	(669)	1994	05/08/13	8 to 29 Years
C-Store (Jordan Oil Company of the Carolinas, Inc)	Summerville, SC	(a)	1,317	1,459	(151)	206	1,166	1,665	2,831	(391)	2001	05/08/13	8 to 29 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Auburn, AL	(d)	2,188	945	—	85	2,188	1,030	3,218	(111)	2001	07/11/16	22 to 40 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Montgomery, AL	(d)	648	228	—	—	648	228	876	(49)	1965	07/11/16	15 to 20 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Anniston, AL	(d)	490	210	—	—	490	210	700	(44)	1960	07/11/16	15 to 20 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Lincoln, AL	(d)	1,785	1,312	—	2	1,785	1,314	3,099	(123)	2001	07/11/16	22 to 40 Years

C-Store (Mountain Express Oil Company Southeast, LLC)	Lagrange, GA	(d)	1,033	368	—	—	1,033	368	1,401	(68)	1972	07/11/16	15 to 20 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Panama City, FL	(d)	630	298	—	—	630	298	928	(52)	1951	07/11/16	15 to 20 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Prattville, AL	(d)	1,978	735	—	—	1,978	735	2,713	(95)	1995	07/11/16	19 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (Mountain Express Oil Company Southeast, LLC)	Greenville, AL	(d)	1,278	490	—	—	1,278	490	1,768	(89)	1991	07/11/16	19 to 30 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Lanett, AL	(d)	788	350	—	—	788	350	1,138	(68)	1975	07/11/16	15 to 20 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Sumiton, AL	(d)	1,138	420	—	—	1,138	420	1,558	(108)	1970	07/11/16	11 to 20 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Ragland, AL	(d)	385	595	—	—	385	595	980	(47)	1986	07/11/16	15 to 30 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Valley, AL	(d)	280	368	—	—	280	368	648	(42)	1955	07/11/16	15 to 20 Years
C-Store (Mountain Express Oil Company Southeast, LLC)	Sylacauga, AL	(d)	560	438	—	—	560	438	998	(61)	1948	07/11/16	15 to 20 Years
C-Store (Silver Spring Fuel, LLC)	Springfield, MO	(d)	431	732	—	86	431	818	1,249	(73)	1988	03/31/16	18 to 30 Years
C-Store (Silver Spring Fuel, LLC)	Springfield, MO	(d)	562	1,007	—	—	562	1,007	1,569	(93)	1989	03/31/16	18 to 30 Years
C-Store (Silver Spring Fuel, LLC)	Marshfield, MO	(d)	615	811	—	—	615	811	1,426	(79)	1987	03/31/16	18 to 30 Years
C-Store (Silver Spring Fuel, LLC)	Springfield, MO	(d)	327	732	—	—	327	732	1,059	(64)	1987	03/31/16	18 to 30 Years
C-Store (SM Trading Corporation)	Kansas City, MO	(d)	925	1,027	—	—	925	1,027	1,952	(160)	1996	11/18/14	15 to 30 Years
C-Store (SM Trading Corporation)	Kearney, MO	(d)	529	925	—	—	529	925	1,454	(135)	2001	11/18/14	15 to 30 Years
C-Store (SM Trading Corporation)	Cleveland, MO	(d)	701	894	—	—	701	894	1,595	(196)	1994	11/18/14	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (SM Trading Corporation)	Lebo, KS	(d)	1,951	762	—	—	1,951	762	2,713	(214)	1976	11/18/14	15 to 20 Years
C-Store (Supermesa Fuel & Merc, LLC)	Phoenix, AZ	(d)	2,243	4,243	—	—	2,243	4,243	6,486	(1,793)	2001	07/02/07	15 to 40 Years
C-Store (Supermesa Fuel & Merc, LLC)	Scottsdale, AZ	(d)	4,416	2,384	—	—	4,416	2,384	6,800	(1,212)	2000	07/02/07	15 to 40 Years
C-Store (Supermesa Fuel & Merc, LLC)	Cave Creek, AZ	(d)	2,711	2,201	—	—	2,711	2,201	4,912	(1,025)	1998	07/02/07	15 to 40 Years
C-Store (Supermesa Fuel & Merc, LLC)	Scottsdale, AZ	(d)	2,765	2,196	—	—	2,765	2,196	4,961	(1,113)	1995	07/02/07	15 to 40 Years
C-Store (Supermesa Fuel & Merc, LLC)	Scottsdale, AZ	(d)	5,123	2,683	—	—	5,123	2,683	7,806	(1,729)	1991	07/02/07	15 to 40 Years
C-Store (Supermesa Fuel & Merc, LLC)	Scottsdale, AZ	(d)	3,437	2,373	—	—	3,437	2,373	5,810	(1,530)	1996	07/02/07	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Fort Pierce, FL	(d)	1,064	1,659	—	—	1,064	1,659	2,723	(239)	1977	10/30/14	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Fort Pierce, FL	(d)	681	1,404	—	—	681	1,404	2,085	(183)	1989	10/30/14	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Okeechobee, FL	(d)	468	936	—	—	468	936	1,404	(128)	1976	10/30/14	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Okeechobee, FL	(d)	808	1,191	—	—	808	1,191	1,999	(189)	1984	10/30/14	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Okeechobee, FL	(d)	386	1,764	—	—	386	1,764	2,150	(188)	1975	10/30/14	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Okeechobee, FL	(d)	558	1,024	—	—	558	1,024	1,582	(136)	1986	10/30/14	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Belle Glade, FL	(d)	978	1,184	—	—	978	1,184	2,162	(148)	1960	10/30/14	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Jacksonville, FL	(d)	2,285	1,537	—	—	2,285	1,537	3,822	(295)	2010	10/28/15	15 to 40 Years
C-Store (Town Star Holdings, LLC)	Kissimmee, FL	(d)	2,115	1,602	—	—	2,115	1,602	3,717	(208)	2006	10/27/15	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (Town Star Holdings, LLC)	Orlando, FL	(d)	1,397	1,028	—	—	1,397	1,028	2,425	(204)	1990	10/29/15	15 to 30 Years
C-Store (Town Star Holdings, LLC)	Belle Isle, FL	(d)	908	738	—	—	908	738	1,646	(124)	1996	10/27/15	15 to 30 Years
C-Store (Town Star Holdings, LLC)	Apopka, FL	(d)	1,357	748	—	—	1,357	748	2,105	(184)	1997	10/28/15	15 to 30 Years
C-Store (US Investment Group, Inc.)	Kissimmee, FL	(d)	759	1,061	—	13	759	1,074	1,833	(279)	2005	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Apopka, FL	(d)	477	389	—	—	477	389	866	(101)	1989	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Orlando, FL	(d)	1,167	982	—	—	1,167	982	2,149	(281)	2001	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Orlando, FL	(d)	1,080	798	—	—	1,080	798	1,878	(210)	2001	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Orlando, FL	(d)	1,303	496	—	—	1,303	496	1,799	(178)	1994	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Orlando, FL	(d)	973	350	—	—	973	350	1,323	(158)	1991	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Orlando, FL	(d)	1,128	496	—	—	1,128	496	1,624	(185)	1995	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Oakland, FL	(d)	1,303	1,109	—	—	1,303	1,109	2,412	(353)	2002	12/19/13	15 to 30 Years
C-Store (US Investment Group, Inc.)	Orlando, FL	(d)	1,644	1,829	—	—	1,644	1,829	3,473	(351)	2000	12/19/13	15 to 40 Years
C-Store (US Investment Group, Inc.)	Oviedo, FL	(d)	973	798	—	—	973	798	1,771	(233)	1995	12/19/13	15 to 30 Years
C-Store (Wawa, Inc.)	Narberth, PA	(d)	1,812	3,163	—	—	1,812	3,163	4,975	(403)	2006	07/17/13	8 to 46 Years
C-Store (Wawa, Inc.)	Hockessin, DE	(d)	1,921	2,477	—	—	1,921	2,477	4,398	(448)	2001	07/17/13	8 to 46 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (Wawa, Inc.)	Manahawkin, NJ	(d)	3,258	1,954	—	—	3,258	1,954	5,212	(758)	2001	07/17/13	8 to 46 Years
C-Store (White Oak Station, LLC)	Mountain Home, AR	(d)	224	493	—	2	224	495	719	(31)	1991	09/30/16	12 to 40 Years
C-Store (White Oak Station, LLC)	Harrison, AR	(d)	2,309	2,040	—	—	2,309	2,040	4,349	(272)	1996	09/30/16	11 to 30 Years
C-Store (White Oak Station, LLC)	Harrison, AR	(d)	235	202	—	—	235	202	437	(21)	1971	09/30/16	17 to 30 Years
C-Store (White Oak Station, LLC)	Yellville, AR	(d)	269	740	—	—	269	740	1,009	(50)	1984	09/30/16	13 to 30 Years
C-Store (White Oak Station, LLC)	Harrison, AR	(d)	224	717	—	—	224	717	941	(45)	1980	09/30/16	12 to 30 Years
C-Store (White Oak Station, LLC)	Huntsville, AR	(d)	359	504	—	—	359	504	863	(40)	2003	09/30/16	15 to 40 Years
C-Store (White Oak Station, LLC)	Lead Hill, AR	(d)	258	1,054	—	—	258	1,054	1,312	(59)	1974	09/30/16	15 to 30 Years
C-Store (White Oak Station, LLC)	Harrison, AR	(d)	673	471	—	—	673	471	1,144	(39)	1985	09/30/16	14 to 30 Years
C-Store (White Oak Station, LLC)	Branson, MO	(d)	605	818	—	—	605	818	1,423	(66)	1993	09/30/16	15 to 30 Years
C-Store (White Oak Station, LLC)	Fayetteville, AR	(d)	986	897	—	—	986	897	1,883	(77)	1996	09/30/16	15 to 30 Years
C-Store (White Oak Station, LLC)	Harrison, AR	(d)	392	336	—	—	392	336	728	(40)	1982	09/30/16	12 to 30 Years
C-Store (White Oak Station, LLC)	Branson, MO	(d)	1,177	1,199	—	—	1,177	1,199	2,376	(101)	1999	09/30/16	12 to 40 Years
C-Store (White Oak Station, LLC)	Ridgedale, MO	(d)	1,199	1,177	—	—	1,199	1,177	2,376	(102)	1995	09/30/16	13 to 30 Years
C-Store (White Oak Station, LLC)	Neosho, MO	(d)	504	628	—	—	504	628	1,132	(49)	2002	09/30/16	14 to 40 Years
C-Store (White Oak Station, LLC)	Bergman, AR	(d)	404	549	—	—	404	549	953	(45)	1996	09/30/16	14 to 40 Years
C-Store (White Oak Station, LLC)	Harrison, AR	(d)	594	482	—	—	594	482	1,076	(38)	1981	09/30/16	16 to 40 Years
C-Store (White Oak Station, LLC)	Berryville, AR	(d)	314	381	—	—	314	381	695	(31)	1996	09/30/16	14 to 40 Years
C-Store (White Oak Station, LLC)	Fayetteville, AR	(d)	1,760	953	—	—	1,760	953	2,713	(72)	1996	09/30/16	16 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store (White Oak Station, LLC)	Springdale, AR	(d)	2,119	1,401	—	157	2,119	1,558	3,677	(124)	2010	09/30/16	17 to 40 Years
C-Store (White Oak Station, LLC)	Clinton, MO	(d)	291	404	—	—	291	404	695	(33)	1960	09/30/16	15 to 30 Years
C-Store (White Oak Station, LLC)	Butler, MO	(d)	919	1,076	—	—	919	1,076	1,995	(99)	1996	09/30/16	15 to 30 Years
C-Store (White Oak Station, LLC)	Forsyth, MO	(d)	370	572	—	—	370	572	942	(46)	1950	09/30/16	14 to 30 Years
CVS	Alpharetta, GA	(c)	968	2,614	—	—	968	2,614	3,582	(388)	1998	07/17/13	5 to 40 Years
CVS	Richland Hills, TX	(c)	997	2,951	—	—	997	2,951	3,948	(409)	1997	07/17/13	4 to 40 Years
CVS	Portsmouth, OH	(d)	354	1,953	(276)	(1,514)	78	439	517	(4)	1997	07/17/13	1 to 33 Years
CVS	Madison, MS	(d)	745	3,323	—	—	745	3,323	4,068	(463)	2004	07/17/13	11 to 40 Years
CVS	Okeechobee, FL	(d)	674	5,088	—	—	674	5,088	5,762	(855)	2001	07/17/13	9 to 30 Years
CVS	Orlando, FL	(d)	781	3,799	—	—	781	3,799	4,580	(646)	2005	07/17/13	10 to 30 Years
CVS	Gulfport, MS	(d)	441	4,208	—	—	441	4,208	4,649	(539)	2000	07/17/13	12 to 40 Years
CVS	Clinton, NY	(d)	1,050	2,090	—	—	1,050	2,090	3,140	(348)	2005	07/17/13	11 to 42 Years
CVS	Glenville Scotia, NY	(d)	1,314	3,964	—	—	1,314	3,964	5,278	(557)	2006	07/17/13	12 to 43 Years
CVS	Florence, SC	(d)	744	2,070	—	—	744	2,070	2,814	(306)	1998	07/17/13	5 to 39 Years
CVS	Amarillo, TX	(d)	916	2,747	—	—	916	2,747	3,663	(412)	1994	07/17/13	20 to 20 Years
CVS	Indianapolis, IN	(c)	860	2,754	—	—	860	2,754	3,614	(424)	1998	07/17/13	10 to 40 Years
CVS	Onley, VA	(d)	2,530	2,296	—	—	2,530	2,296	4,826	(400)	2007	07/17/13	12 to 43 Years
CVS	Columbia, TN	(d)	842	1,864	—	—	842	1,864	2,706	(304)	1997	07/17/13	4 to 37 Years
CVS	Hamilton, OH	(d)	738	2,429	—	—	738	2,429	3,167	(373)	1998	07/17/13	5 to 39 Years
CVS	Mechanicville, NY	(d)	654	3,120	—	—	654	3,120	3,774	(439)	1997	07/17/13	4 to 38 Years
CVS	Atlanta, GA	(c)	1,316	2,266	—	—	1,316	2,266	3,582	(358)	2006	07/17/13	14 to 42 Years
CVS	Carrolton, TX	(d)	945	1,967	—	—	945	1,967	2,912	(282)	1995	07/17/13	1 to 39 Years
CVS	Kissimmee, FL	(d)	1,508	2,153	—	—	1,508	2,153	3,661	(354)	1995	07/17/13	2 to 40 Years
CVS	Lake Worth, TX	(d)	1,044	1,817	—	—	1,044	1,817	2,861	(364)	1996	07/17/13	2 to 30 Years
CVS	Richardson, TX	(c)	803	2,575	—	—	803	2,575	3,378	(351)	1996	07/17/13	3 to 40 Years
CVS	River Oaks, TX	(c)	829	2,871	—	—	829	2,871	3,700	(426)	1996	07/17/13	3 to 40 Years
CVS	The Colony, TX	(d)	1,028	1,769	—	—	1,028	1,769	2,797	(261)	1996	07/17/13	1 to 40 Years
CVS	Wichita Falls, TX	(d)	503	2,530	—	—	503	2,530	3,033	(366)	1995	07/17/13	2 to 40 Years
CVS	Wichita Falls, TX	(d)	528	2,022	—	—	528	2,022	2,550	(282)	1995	07/17/13	1 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

CVS	Maynard, MA	(d)	1,683	3,984	—	—	1,683	3,984	5,667	(495)	2004	07/17/13	14 to 42 Years
CVS	Myrtle Beach, SC	(d)	828	4,024	—	—	828	4,024	4,852	(535)	2004	07/17/13	12 to 42 Years
CVS	Waynesville, NC	(d)	1,495	2,365	—	—	1,495	2,365	3,860	(347)	2005	07/17/13	12 to 42 Years
CVS	Indianapolis, IN	(c)	733	2,882	—	—	733	2,882	3,615	(430)	1997	07/17/13	10 to 38 Years
CVS	Lincoln, IL	(c)	444	3,043	—	—	444	3,043	3,487	(432)	2007	07/17/13	11 to 43 Years

CVS	Azle, TX	(c)	1,213	3,504	—	—	1,213	3,504	4,717	(439)	2008	07/17/13	15 to 43 Years
CVS	New Cumberland, PA	(c)	794	2,663	—	—	794	2,663	3,457	(377)	2007	07/17/13	12 to 43 Years
CVS	St. Augustine, FL	(d)	1,048	2,905	—	—	1,048	2,905	3,953	(409)	2008	07/17/13	11 to 42 Years
Dairy Queen	Palmer, AK	(d)	510	1,350	—	90	510	1,440	1,950	(54)	2000	02/16/17	10 to 30 Years
Dairy Queen	Anchorage, AK	(d)	1,150	1,262	—	—	1,150	1,262	2,412	(37)	2007	02/16/17	15 to 40 Years
Dairy Queen	Anchorage, AK	(d)	333	461	—	—	333	461	794	(14)	2010	02/16/17	10 to 40 Years
Dairy Queen	Wasilla, AK	(d)	577	1,260	—	—	577	1,260	1,837	(77)	1984	02/16/17	5 to 20 Years
Dark	Canton, MI	(a)	2,071	1,224	—	—	2,071	1,224	3,295	(747)	1996	06/25/04	15 to 30 Years
Dave & Buster's	Marietta, GA	(a)	3,908	8,630	(74)	—	3,834	8,630	12,464	(3,732)	1992	07/01/05	15 to 30 Years
Dave & Buster's	Addison, IL	(d)	4,690	6,692	—	—	4,690	6,692	11,382	(2,092)	1995	07/17/13	7 to 24 Years
Dave & Buster's	Tucson, AZ	(d)	2,874	5,655	—	43	2,874	5,698	8,572	(146)	2017	03/31/17	15 to 50 Years
Dave & Buster's	Westlake, OH	(d)	2,856	1	—	44	2,856	45	2,901	(3)	2016	05/18/17	10 to 10 Years
David McDavid Acura Pre-Owned	Plano, TX	(d)	3,064	2,707	—	—	3,064	2,707	5,771	(1,559)	1992	06/29/07	5 to 30 Years
David's Bridal	Lenexa, KS	(d)	919	2,476	—	—	919	2,476	3,395	(347)	2005	07/17/13	2 to 47 Years
Davis-Standard	Pawcatuck, CT	(d)	2,736	9,218	—	36	2,736	9,254	11,990	(447)	1969	10/27/16	7 to 40 Years
Davis-Standard	Fulton, NY	(d)	445	6,113	—	35	445	6,148	6,593	(238)	1983	10/27/16	5 to 40 Years
Defined Fitness	Albuquerque, NM	(d)	1,914	3,724	—	—	1,914	3,724	5,638	(389)	1995	04/23/15	15 to 30 Years
Defined Fitness	Rio Rancho, NM	(d)	1,448	2,172	—	—	1,448	2,172	3,620	(242)	1997	04/23/15	15 to 30 Years
Defined Fitness	Albuquerque, NM	(d)	2,391	4,008	—	—	2,391	4,008	6,399	(432)	2001	04/23/15	15 to 30 Years
Defined Fitness	Albuquerque, NM	(d)	4,732	6,845	—	—	4,732	6,845	11,577	(631)	1972	04/23/15	15 to 40 Years
Defined Fitness	Farmington, NM	(d)	2,242	6,696	—	—	2,242	6,696	8,938	(545)	1999	04/23/15	15 to 40 Years
DefyGravity Wilmington Trampoline Park	Wilmington, NC	(d)	837	1,429	—	—	837	1,429	2,266	(228)	2006	09/30/15	9 to 20 Years
Denny's	Fountain Hills, AZ	(a)	825	561	—	—	825	561	1,386	(360)	1995	09/24/04	15 to 30 Years
Denny's	Benson, AZ	(d)	313	336	—	—	313	336	649	(69)	1996	03/20/15	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Diagnostic Health Centers of Texas	Beaumont, TX	(a)	438	1,976	—	—	438	1,976	2,414	(303)	1985	03/31/14	15 to 30 Years
Diagnostic Health Centers of Texas	Port Arthur, TX	(a)	468	2,057	—	—	468	2,057	2,525	(313)	1997	03/31/14	15 to 30 Years
Dillon Tire	Lincoln, NE	(a)	1,319	1,604	—	—	1,319	1,604	2,923	(864)	1972	04/29/11	11 to 26 Years
Dollar General	Crossville, TN	(d)	1,041	1,871	—	—	1,041	1,871	2,912	(390)	2006	07/17/13	7 to 40 Years
Dollar General	Ardmore, TN	(d)	950	1,847	—	—	950	1,847	2,797	(392)	2005	07/17/13	8 to 40 Years
Dollar General	Livingston, TN	(d)	1,073	1,889	—	—	1,073	1,889	2,962	(430)	2006	07/17/13	7 to 40 Years
Dollar General	Wetumpka, AL	(c)	303	784	—	—	303	784	1,087	(114)	2011	09/17/13	12 to 40 Years
Dollar General	Orrville, AL	(c)	192	826	—	—	192	826	1,018	(124)	2011	09/17/13	12 to 40 Years
Dollar General	Rehobeth, AL	(c)	259	774	—	—	259	774	1,033	(107)	2011	09/17/13	12 to 40 Years
Dollar General	Tallassee, AL	(c)	141	895	—	—	141	895	1,036	(114)	2011	09/17/13	12 to 40 Years
Dollar General	Jasper, AL	(c)	365	1,052	—	—	365	1,052	1,417	(144)	2011	09/17/13	12 to 40 Years
Dollar General	Cowarts, AL	(c)	396	836	—	—	396	836	1,232	(117)	2011	09/17/13	12 to 40 Years
Dollar General	Centre, AL	(c)	233	767	—	—	233	767	1,000	(109)	2011	09/17/13	12 to 40 Years
Dollar General	Crossville, TN	(c)	264	849	—	—	264	849	1,113	(118)	2011	09/17/13	12 to 40 Years
Dollar General	Eastaboga, AL	(c)	223	937	—	—	223	937	1,160	(127)	2011	09/17/13	12 to 40 Years
Dollar General	Enterprise, AL	(c)	255	803	—	—	255	803	1,058	(110)	2011	09/17/13	12 to 40 Years
Dollar General	Tornillo, TX	(c)	255	818	—	—	255	818	1,073	(126)	2012	10/29/13	13 to 40 Years
Dollar General	Crystal City, TX	(c)	295	939	—	—	295	939	1,234	(122)	2012	10/29/13	13 to 40 Years
Dollar General	Temple, TX	(c)	414	897	—	—	414	897	1,311	(128)	2012	10/29/13	13 to 40 Years
Dollar General	Fruita, CO	(c)	255	1,025	—	—	255	1,025	1,280	(139)	2012	10/29/13	13 to 40 Years
Dollar General	De Soto, KS	(c)	301	1,049	—	—	301	1,049	1,350	(161)	2012	10/29/13	13 to 40 Years
Dollar General	La Cygne, KS	(c)	120	833	—	—	120	833	953	(113)	2012	10/29/13	13 to 40 Years
Dollar General	Topeka, KS	(c)	313	882	—	—	313	882	1,195	(130)	2012	10/29/13	13 to 40 Years
Dollar General	Emporia, KS	(c)	292	1,176	—	—	292	1,176	1,468	(163)	2012	10/29/13	13 to 40 Years
Dollar General	Hill City, KS	(c)	243	815	—	—	243	815	1,058	(129)	2012	10/29/13	13 to 40 Years
Dollar General	Pagosa Springs, CO	(c)	253	1,031	—	—	253	1,031	1,284	(134)	2012	10/29/13	13 to 40 Years
Dollar General	Silt, CO	(c)	334	894	—	—	334	894	1,228	(117)	2012	10/29/13	13 to 40 Years
Dollar General	Gore, OK	(c)	182	924	—	—	182	924	1,106	(128)	2012	10/29/13	13 to 40 Years
Dollar General	Stigler, OK	(c)	610	809	—	—	610	809	1,419	(131)	2012	10/29/13	13 to 40 Years
Dollar General	Okay, OK	(c)	200	901	—	—	200	901	1,101	(123)	2012	10/29/13	13 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Dollar General	Hobart, OK	(c)	230	910	—	—	230	910	1,140	(130)	2012	10/29/13	13 to 40 Years
Dollar General	Atoka, OK	(c)	466	1,304	—	—	466	1,304	1,770	(171)	2012	10/29/13	13 to 40 Years
Dollar General	Claremore, OK	(c)	243	928	—	—	243	928	1,171	(121)	2012	10/29/13	13 to 40 Years
Dollar General	Adair, OK	(c)	264	855	—	—	264	855	1,119	(116)	2012	10/29/13	13 to 40 Years
Dollar General	Altus, OK	(c)	315	918	—	—	315	918	1,233	(119)	2012	10/29/13	13 to 40 Years
Dollar General	Ketchum, OK	(c)	297	760	—	—	297	760	1,057	(126)	2012	10/29/13	13 to 40 Years
Dollar General	Spiro, OK	(c)	263	1,099	—	—	263	1,099	1,362	(164)	2012	10/29/13	13 to 40 Years
Dollar General	Walters, OK	(c)	173	1,042	—	—	173	1,042	1,215	(139)	2012	10/29/13	13 to 40 Years
Dollar General	Sand Springs, OK	(c)	396	1,039	—	—	396	1,039	1,435	(144)	2012	10/29/13	13 to 40 Years
Dollar General	Ord, NE	(c)	222	1,010	—	—	222	1,010	1,232	(140)	2012	10/29/13	13 to 40 Years
Dollar General	Las Cruces, NM	(c)	452	900	—	—	452	900	1,352	(137)	2012	10/29/13	13 to 40 Years
Dollar General	Hobbs, NM	(c)	405	949	—	—	405	949	1,354	(148)	2012	10/29/13	13 to 40 Years
Dollar General	Western Grove, AR	(d)	391	595	—	—	391	595	986	(92)	2014	12/15/14	14 to 40 Years
Dollar General	Quinton, OK	(d)	245	683	—	—	245	683	928	(77)	2014	12/15/14	14 to 40 Years
Dollar General	Alpena, AR	(d)	359	600	—	—	359	600	959	(91)	2014	12/15/14	14 to 40 Years
Dollar General	Keota, OK	(d)	215	687	—	—	215	687	902	(81)	2014	12/15/14	14 to 40 Years
Dollar General	Cameron, OK	(d)	312	710	—	—	312	710	1,022	(77)	2014	12/15/14	14 to 40 Years
Dollar General	Center Ridge, AR	(d)	313	595	—	—	313	595	908	(90)	2014	12/15/14	14 to 40 Years
Dollar General	Byng, OK	(b)	205	646	—	—	205	646	851	(62)	2015	07/14/15	14 to 40 Years
Dollar General	Oppelo, AR	(a)	354	553	—	—	354	553	907	(69)	2015	07/14/15	14 to 40 Years
Dollar General	Red Oak, OK	(a)	245	675	—	—	245	675	920	(62)	2015	07/14/15	14 to 40 Years
Dollar General	La Plata, MO	(d)	283	653	—	—	283	653	936	(82)	2014	04/27/15	14 to 40 Years
Dollar General	Birch Tree, MO	(d)	252	659	—	—	252	659	911	(86)	2014	03/31/15	14 to 40 Years
Dollar General	Pineville, MO	(d)	253	699	—	—	253	699	952	(91)	2014	03/31/15	14 to 40 Years
Dollar General	Aztec, NM	(d)	548	623	—	—	548	623	1,171	(84)	2014	03/31/15	14 to 40 Years
Dollar General	Creal Springs, IL	(d)	261	653	—	—	261	653	914	(81)	2014	04/27/15	14 to 40 Years
Dollar General	Lakeview, IA	(d)	251	568	—	—	251	568	819	(67)	2015	04/27/15	14 to 40 Years
Dollar General	Pleasant Hope, MO	(d)	263	650	—	—	263	650	913	(78)	2014	05/14/15	14 to 40 Years
Dollar General	Los Lunas, NM	(d)	281	740	—	—	281	740	1,021	(92)	2015	05/14/15	14 to 40 Years
Dollar General	Bloomfield, NM	(d)	409	663	—	—	409	663	1,072	(74)	2015	05/14/15	14 to 40 Years
Dollar General	Drexel, MO	(d)	184	727	—	—	184	727	911	(78)	2015	05/14/15	14 to 40 Years
Dollar General	Bentonia, MS	(b)	227	745	—	—	227	745	972	(71)	2014	06/22/15	13 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Dollar General	Laurel, MS	(a)	431	705	—	—	431	705	1,136	(80)	2012	06/22/15	11 to 40 Years
Dollar General	Maben, MS	(d)	263	734	—	—	263	734	997	(73)	2014	09/24/15	13 to 40 Years
Dollar Tree	Alliance, OH	(d)	556	1,317	(423)	(810)	133	507	640	(19)	1996	07/17/13	0 to 27 Years
DOW Emergency	Livingston, TX	(d)	1,505	7,616	—	1,032	1,505	8,648	10,153	(381)	2014	03/30/16	16 to 40 Years
Drive Time	Independence, MO	(d)	1,058	1,297	—	—	1,058	1,297	2,355	(475)	1968	11/25/14	4 to 15 Years
Drive Time	Gladstone, MO	(d)	1,100	774	—	—	1,100	774	1,874	(141)	2005	03/11/15	4 to 40 Years
Eddie Merlot's	Burr Ridge, IL	(a)	759	977	16	1,584	775	2,561	3,336	(1,186)	1997	06/25/04	15 to 30 Years
Eddie Merlot's	Fort Wayne, IN	(a)	989	2,057	—	—	989	2,057	3,046	(820)	2001	11/10/05	15 to 30 Years
Eddie Merlot's	Indianapolis, IN	(a)	1,971	2,295	—	—	1,971	2,295	4,266	(714)	2003	11/10/05	15 to 40 Years
El Chico	Sherman, TX	(a)	1,013	1,286	(415)	(542)	598	744	1,342	(782)	1994	02/26/07	14 to 30 Years
El Chico	Muskogee, OK	(a)	968	1,259	(448)	(568)	520	691	1,211	(709)	1984	02/26/07	14 to 30 Years
El Chico	Ardmore, OK	(a)	1,332	1,466	(704)	(677)	628	789	1,417	(747)	1986	02/26/07	14 to 30 Years
El Chico	Arlington, TX	(a)	1,301	1,032	—	—	1,301	1,032	2,333	(794)	1978	02/26/07	14 to 20 Years
El Chico	Little Rock, AR	(a)	699	1,700	(344)	(592)	355	1,108	1,463	(952)	1972	02/26/07	14 to 20 Years
Emagine Theaters	Lakeville, MN	(d)	2,843	2,843	(419)	3,070	2,424	5,913	8,337	(310)	1998	07/29/16	7 to 30 Years

Emagine Theaters	Rogers, MN	(d)	2,337	2,384	—	1,983	2,337	4,367	6,704	(285)	2006	07/29/16	5 to 30 Years
Emagine Theaters	White Bear Township, MN	(d)	2,773	5,476	—	107	2,773	5,583	8,356	(521)	1995	07/29/16	5 to 20 Years
Emagine Theaters	Monticello, MN	(d)	1,161	3,155	—	—	1,161	3,155	4,316	(272)	2004	07/29/16	7 to 30 Years
Emagine Theaters	Plymouth, MN	(d)	2,516	4,089	—	2,450	2,516	6,539	9,055	(306)	1988	07/29/16	4 to 30 Years
Emagine Theaters	Waconia, MN	(d)	249	1,464	—	—	249	1,464	1,713	(106)	1989	07/29/16	6 to 20 Years
Emagine Theaters	East Bethel, MN	(d)	545	1,768	—	—	545	1,768	2,313	(191)	1990	07/29/16	5 to 20 Years
Emagine Theaters	Delano, MN	(d)	397	1,052	—	—	397	1,052	1,449	(122)	1984	07/29/16	3 to 20 Years
Emerus Urgent Care	Schertz, TX	(a)	2,596	9,944	—	—	2,596	9,944	12,540	(1,067)	2013	05/16/14	13 to 40 Years
Excellence ER	Garland, TX	(d)	1,256	4,516	—	—	1,256	4,516	5,772	(203)	2016	03/30/16	17 to 50 Years
Excellence ER	Harlingen, TX	(d)	1,734	520	—	5,616	1,734	6,136	7,870	(122)	2016	12/01/16	49 to 50 Years
Express Oil Change	Birmingham, AL	(a)	417	1,237	—	—	417	1,237	1,654	(322)	1970	12/22/06	40 to 40 Years
Express Oil Change	Birmingham, AL	(a)	300	839	—	—	300	839	1,139	(175)	1998	12/22/06	50 to 50 Years
Express Oil Change	Alabaster, AL	(a)	631	1,010	—	—	631	1,010	1,641	(263)	1995	12/22/06	40 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Express Oil Change	Birmingham, AL	(a)	607	1,379	—	—	607	1,379	1,986	(359)	1988	12/22/06	40 to 40 Years
Express Oil Change	Bessemer, AL	(a)	358	1,197	—	—	358	1,197	1,555	(312)	1988	12/22/06	40 to 40 Years
Express Oil Change	Birmingham, AL	(a)	343	901	—	—	343	901	1,244	(235)	1989	12/22/06	40 to 40 Years
Express Oil Change	Gardendale, AL	(a)	586	1,274	—	—	586	1,274	1,860	(332)	1989	12/22/06	40 to 40 Years
Express Oil Change	Birmingham, AL	(a)	334	1,119	—	—	334	1,119	1,453	(291)	1989	12/22/06	40 to 40 Years
Express Oil Change	Oxford, AL	(a)	120	1,224	—	—	120	1,224	1,344	(319)	1990	12/22/06	40 to 40 Years
Express Oil Change	Birmingham, AL	(a)	372	1,073	—	—	372	1,073	1,445	(373)	1965	12/22/06	30 to 30 Years
Express Oil Change	Birmingham, AL	(a)	339	858	—	—	339	858	1,197	(223)	1990	12/22/06	40 to 40 Years
Express Oil Change	Huntsville, AL	(a)	195	1,649	—	—	195	1,649	1,844	(429)	1993	12/22/06	40 to 40 Years
Express Oil Change	Auburn, AL	(a)	354	1,182	30	78	384	1,260	1,644	(456)	1987	12/22/06	15 to 30 Years
Express Oil Change	Huntsville, AL	(a)	295	893	—	—	295	893	1,188	(233)	1994	12/22/06	40 to 40 Years
Express Oil Change	Madison, AL	(a)	359	1,505	40	456	399	1,961	2,360	(418)	1995	12/22/06	15 to 40 Years
Express Oil Change	Madison, AL	(a)	211	1,401	—	—	211	1,401	1,612	(365)	1997	12/22/06	40 to 40 Years
Express Oil Change	Huntsville, AL	(a)	374	1,295	—	109	374	1,404	1,778	(384)	1997	12/22/06	19 to 40 Years
Express Oil Change	Huntsville, AL	(a)	252	917	—	—	252	917	1,169	(318)	1965	12/22/06	30 to 30 Years
Express Oil Change	Decatur, AL	(a)	187	1,174	—	98	187	1,272	1,459	(286)	2000	12/22/06	19 to 50 Years
Express Oil Change	Florence, AL	(a)	130	1,128	—	—	130	1,128	1,258	(235)	1999	12/22/06	50 to 50 Years
Express Oil Change	Huntsville, AL	(a)	184	1,037	—	—	184	1,037	1,221	(216)	2001	12/22/06	50 to 50 Years
Express Oil Change	Decatur, AL	(a)	84	803	—	—	84	803	887	(167)	2001	12/22/06	50 to 50 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Express Oil Change	Pinson, AL	(a)	320	916	—	—	320	916	1,236	(191)	2001	12/22/06	50 to 50 Years
Family Dollar Stores	Texarkana, AR	(a)	303	201	—	—	303	201	504	(59)	1988	03/31/14	4 to 20 Years
Family Dollar Stores	Mesa, AZ	(d)	734	2	102	630	836	632	1,468	(62)	1955	11/13/14	10 to 50 Years
Family Dollar Stores	Kincheloe, MI	(d)	317	626	—	—	317	626	943	(84)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Mansfield, OH	(d)	288	825	—	—	288	825	1,113	(83)	2014	04/28/15	9 to 40 Years
Family Dollar Stores	Des Moines, IA	(d)	354	807	—	—	354	807	1,161	(95)	2014	03/20/15	8 to 40 Years
Family Dollar Stores	Otter Tail, MN	(d)	338	791	—	—	338	791	1,129	(82)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Evart, MI	(d)	306	703	—	—	306	703	1,009	(80)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Anderson, IN	(d)	359	781	—	—	359	781	1,140	(86)	2015	03/20/15	14 to 40 Years
Family Dollar Stores	Bulls Gap, TN	(d)	466	762	—	—	466	762	1,228	(86)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Duluth, MN	(d)	422	869	—	—	422	869	1,291	(94)	2015	05/12/15	9 to 40 Years
Family Fare Supermarket	Omaha, NE	(d)	2,198	3,328	—	—	2,198	3,328	5,526	(909)	1982	12/17/13	4 to 20 Years
Family Medical Centers	Jacksonville, FL	(d)	815	1,606	—	—	815	1,606	2,421	(241)	1977	08/18/14	6 to 30 Years
Family Medical Centers	Middleburg, FL	(d)	521	2,589	—	65	521	2,654	3,175	(396)	1988	08/18/14	7 to 30 Years
Famous Dave's	Maple Grove, MN	(a)	1,852	1,096	—	—	1,852	1,096	2,948	(620)	1997	09/24/04	15 to 30 Years
Famous Dave's	Apple Valley, MN	(a)	1,119	1,055	—	—	1,119	1,055	2,174	(518)	1999	09/24/04	15 to 30 Years
Faurecia Interior Systems	Auburn Hills, MI	(d)	3,542	6,597	169	—	3,711	6,597	10,308	(1,730)	1995	07/17/13	8 to 38 Years
Fazoli's	Lees Summit, MO	(a)	590	69	55	(69)	645	—	645	—	(f)	09/23/05	(f)
Fazoli's	Rochester, MN	(a)	561	83	66	(83)	627	—	627	—	(f)	09/23/05	(f)
Fazoli's	Fort Wayne, IN	(a)	660	204	—	—	660	204	864	(305)	1982	09/23/05	10 to 15 Years
Fazoli's	Blue Springs, MO	(d)	688	119	101	(119)	789	—	789	—	(f)	08/27/09	(f)
FedEx	Peoria, IL	(d)	953	1,917	—	12	953	1,929	2,882	(514)	1996	07/17/13	3 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

FedEx	Walker, MI	(c)	2,287	4,469	(1,369)	(2,527)	918	1,942	2,860	(154)	2001	07/17/13	4 to 30 Years
FedEx	Huntsville, AL	(c)	5,115	6,701	—	—	5,115	6,701	11,816	(2,052)	2008	07/17/13	10 to 38 Years
FedEx	Baton Rouge, LA	(c)	2,898	8,024	—	—	2,898	8,024	10,922	(1,368)	2008	07/17/13	9 to 43 Years
FedEx	Oak Park, MI	(d)	16,713	19,718	—	38	16,713	19,756	36,469	(511)	2016	06/26/17	14 to 40 Years
Ferguson Enterprises	Shallotte, NC	(c)	705	1,794	—	—	705	1,794	2,499	(427)	2006	07/17/13	10 to 30 Years
Ferguson Enterprises	Salisbury, MD	(d)	4,210	6,613	—	—	4,210	6,613	10,823	(2,157)	2007	07/17/13	10 to 27 Years
Ferguson Enterprises	Powhatan, VA	(d)	4,342	2,963	—	—	4,342	2,963	7,305	(1,629)	2007	07/17/13	10 to 31 Years
Ferguson Enterprises	Ocala, FL	(d)	2,260	4,709	—	—	2,260	4,709	6,969	(1,079)	2006	07/17/13	8 to 46 Years
Ferguson Enterprises	Front Royal, VA	(c)	7,257	35,711	—	—	7,257	35,711	42,968	(7,677)	2007	07/17/13	9 to 34 Years
Ferguson Enterprises	Cohasset, MN	(c)	334	1,134	—	—	334	1,134	1,468	(305)	2007	07/17/13	10 to 26 Years
Ferguson Enterprises	Auburn, AL	(c)	884	1,530	—	—	884	1,530	2,414	(355)	2007	07/17/13	10 to 32 Years
Fitness Evolution	Sacramento, CA	(d)	1,236	2,883	—	—	1,236	2,883	4,119	(372)	1990	09/29/15	15 to 20 Years
Flying J Travel Plaza	Saint Augustine, FL	(a)	9,556	2,543	—	—	9,556	2,543	12,099	(3,114)	2005	07/01/05	13 to 40 Years
Flying J Travel Plaza	Spiceland, IN	(a)	9,649	3,063	—	—	9,649	3,063	12,712	(3,901)	2005	07/01/05	13 to 40 Years
Flying J Travel Plaza	Catlettsburg, KY	(a)	9,344	3,989	—	—	9,344	3,989	13,333	(4,476)	2001	07/01/05	13 to 40 Years
Flying Star Café	Albuquerque, NM	(a)	120	1,336	—	—	120	1,336	1,456	(464)	1999	07/01/05	30 to 30 Years
Flying Star Café	Albuquerque, NM	(a)	1,036	1,655	—	—	1,036	1,655	2,691	(812)	1994	07/01/05	15 to 30 Years
Focus Child Development Center	Riverdale, GA	(a)	663	1,336	—	32	663	1,368	2,031	(80)	1998	06/29/16	10 to 40 Years
Focus Child Development Center	Dalton, GA	(a)	396	1,396	—	—	396	1,396	1,792	(70)	1996	06/29/16	10 to 40 Years
Focus Child Development Center	Riverdale, GA	(a)	436	525	—	—	436	525	961	(32)	1965	06/29/16	10 to 40 Years
Food City	Blairsville, GA	(d)	1,652	3,102	—	—	1,652	3,102	4,754	(517)	2001	09/30/14	10 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Food City	Chattanooga, TN	(d)	1,817	5,281	—	—	1,817	5,281	7,098	(760)	1969	09/30/14	10 to 30 Years
Food City	Dayton, TN	(d)	1,122	6,767	—	—	1,122	6,767	7,889	(740)	1999	09/30/14	10 to 40 Years
Fox and Hound	Richmond, VA	(d)	993	922	—	—	993	922	1,915	(154)	2003	03/20/15	13 to 20 Years
Fox Rehabilitation Services	Cherry Hill, NJ	(d)	4,078	6,076	—	—	4,078	6,076	10,154	(362)	1998	11/23/16	9 to 30 Years
Fred's Super Dollar	Cabot, AR	(a)	132	404	—	—	132	404	536	(157)	1970	03/31/14	1 to 15 Years
Fresenius Medical Care	Elizabethton, TN	(d)	482	1,139	—	—	482	1,139	1,621	(196)	2008	08/18/14	6 to 30 Years
Fresenius Medical Care	Fairlea, WV	(d)	298	1,280	—	—	298	1,280	1,578	(196)	2009	08/18/14	10 to 40 Years
Fuddruckers	Mesa, AZ	(a)	1,318	234	—	—	1,318	234	1,552	(261)	1995	06/25/04	15 to 20 Years
Fuddruckers	Houston, TX	(a)	1,098	439	—	—	1,098	439	1,537	(382)	1995	06/25/04	15 to 40 Years
Fuddruckers	Houston, TX	(a)	1,156	352	(22)	—	1,134	352	1,486	(317)	1995	06/25/04	15 to 30 Years
Fuddruckers	Glendale, AZ	(a)	1,236	272	—	—	1,236	272	1,508	(270)	1995	06/25/04	15 to 20 Years
Fuddruckers	Kingwood, TX	(a)	936	387	—	(387)	936	—	936	(198)	1994	06/25/04	15 to 30 Years
Gardner School	Nashville, TN	(d)	2,461	1,427	—	—	2,461	1,427	3,888	(140)	1976	03/27/15	15 to 40 Years
General Motors	Caldwell, TX	(a)	1,775	1,725	—	—	1,775	1,725	3,500	(1,061)	2000	04/29/11	11 to 36 Years
Georgia Theatre	Danville, VA	(d)	1,349	6,406	—	—	1,349	6,406	7,755	(614)	2002	12/30/14	15 to 40 Years
Georgia Theatre	Hinesville, GA	(d)	2,049	5,216	—	—	2,049	5,216	7,265	(513)	2001	12/30/14	15 to 40 Years
Georgia Theatre	Valdosta, GA	(d)	3,038	13,801	—	—	3,038	13,801	16,839	(1,225)	2001	12/30/14	15 to 40 Years
Georgia Theatre	Warner Robins, GA	(d)	2,598	8,324	—	—	2,598	8,324	10,922	(796)	2010	12/30/14	15 to 40 Years
Gerber Collision & Glass	Clayton, NC	(a)	684	1,254	—	—	684	1,254	1,938	(200)	2001	03/31/14	7 to 30 Years
Gerber Collision & Glass	Greensboro, NC	(a)	721	1,179	—	—	721	1,179	1,900	(208)	2002	03/31/14	7 to 30 Years
Golden Chick	Weatherford, TX	(d)	260	886	—	21	260	907	1,167	(55)	2015	07/28/16	18 to 30 Years
Golden Corral	Fort Smith, AR	(a)	1,503	1,323	—	—	1,503	1,323	2,826	(967)	1993	09/23/05	15 to 20 Years
Golden Corral	Branson, MO	(a)	1,497	1,684	—	—	1,497	1,684	3,181	(888)	1994	09/23/05	15 to 30 Years
Golden Corral	Springfield, MO	(a)	1,655	1,467	—	—	1,655	1,467	3,122	(855)	1993	09/23/05	15 to 30 Years
Golden Corral	North Little Rock, AR	(a)	1,398	1,289	—	—	1,398	1,289	2,687	(884)	1993	09/23/05	15 to 20 Years

Golden Corral	Albuquerque, NM	(b)	1,473	2,947	—	—	1,473	2,947	4,420	(737)	2011	07/17/13	10 to 33 Years
Golden Corral	Gallipolis, OH	(a)	375	1,295	—	—	375	1,295	1,670	(233)	1996	10/25/13	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Golden Corral	Colonial Heights, VA	(a)	1,947	500	37	1,463	1,984	1,963	3,947	(180)	1989	10/25/13	15 to 40 Years
Golden Corral	Lexington, NC	(a)	910	1,059	—	—	910	1,059	1,969	(224)	1998	10/25/13	15 to 30 Years
Golden Corral	Danville, VA	(a)	957	2,813	—	—	957	2,813	3,770	(390)	2009	08/21/13	15 to 40 Years
Golden Corral	Roanoke, VA	(a)	1,362	1,836	—	—	1,362	1,836	3,198	(311)	2000	08/21/13	15 to 30 Years
Golden Corral	Lynchburg, VA	(a)	2,033	2,013	—	—	2,033	2,013	4,046	(402)	2000	08/21/13	15 to 30 Years
Golden Corral	Decatur, AL	(b)	1,157	1,725	—	—	1,157	1,725	2,882	(390)	2004	07/17/13	10 to 30 Years
Golden Corral	Florence, AL	(b)	794	1,742	—	—	794	1,742	2,536	(377)	1995	07/17/13	8 to 27 Years
Gold's Gym	O'Fallon, IL	(d)	2,243	5,002	—	—	2,243	5,002	7,245	(882)	2005	07/17/13	6 to 37 Years
Gold's Gym	O' Fallon, MO	(d)	1,669	6,054	—	—	1,669	6,054	7,723	(994)	2007	07/17/13	9 to 34 Years
Gold's Gym	St. Peters, MO	(d)	1,814	5,810	—	—	1,814	5,810	7,624	(1,070)	2007	07/17/13	9 to 34 Years
Gold's Gym	Clifton, CO	(a)	1,280	6,975	—	—	1,280	6,975	8,255	(641)	1983	06/30/15	15 to 30 Years
Gold's Gym	Grand Junction, CO	(a)	1,825	10,478	—	—	1,825	10,478	12,303	(653)	2007	11/05/15	15 to 40 Years
Gold's Gym	Pawtucket, RI	(a)	946	3,093	—	28	946	3,121	4,067	(230)	1980	06/28/16	5 to 30 Years
Goodrich Quality Theaters	Portage, IN	(a)	4,621	8,300	—	—	4,621	8,300	12,921	(3,562)	2007	06/30/09	13 to 38 Years
Goodrich Quality Theaters	Batavia, IL	(a)	4,705	7,561	—	—	4,705	7,561	12,266	(2,916)	1995	06/30/09	11 to 38 Years
Goodrich Quality Theaters	Noblesville, IN	(a)	1,760	—	2,338	10,172	4,098	10,172	14,270	(3,831)	2008	06/30/09	14 to 39 Years
Goodrich Quality Theaters	Siginaw, MI	(a)	2,538	8,359	—	—	2,538	8,359	10,897	(1,044)	2013	12/02/13	15 to 50 Years
Goodrich Quality Theaters	Gibsonton, FL	(d)	4,970	4,014	—	7,505	4,970	11,519	16,489	(388)	2016	11/05/15	13 to 50 Years
Gordmans	Peoria, IL	(d)	2,407	5,452	(1,490)	(3,404)	917	2,048	2,965	(59)	2006	07/17/13	2 to 36 Years
Grand Sport Restaurant	Tulsa, OK	(a)	983	1,232	(497)	(573)	486	659	1,145	(651)	1976	02/26/07	14 to 30 Years
H&E Equipment Services	Corpus Christi, TX	(d)	1,790	1,267	—	—	1,790	1,267	3,057	(376)	2014	09/30/14	11 to 30 Years
Hajoca Corporation	D'Iberville, MS	(a)	250	339	—	—	250	339	589	(218)	1984	05/01/05	15 to 20 Years
Hajoca Corporation	Aiken, SC	(a)	108	265	—	—	108	265	373	(154)	1985	05/01/05	15 to 20 Years
Hajoca Corporation	Statesville, NC	(a)	614	355	—	—	614	355	969	(432)	1976	05/01/05	9 to 15 Years
Hajoca Corporation	Greenville, SC	(a)	344	210	—	—	344	210	554	(272)	1981	05/01/05	9 to 15 Years
Hajoca Corporation	West Columbia, SC	(a)	262	598	—	—	262	598	860	(375)	1984	05/01/05	9 to 20 Years
Hajoca Corporation	Sebring, FL	(a)	318	291	—	—	318	291	609	(216)	1982	07/01/05	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Hardee's	East Ellijay, GA	(a)	562	354	—	—	562	354	916	(270)	1984	12/29/05	15 to 20 Years
Hardee's	Paxton, IL	(a)	324	658	—	—	324	658	982	(505)	1986	12/29/05	15 to 20 Years
Hardee's	Adairsville, GA	(a)	557	318	—	—	557	318	875	(195)	1986	09/29/06	15 to 20 Years
Hardee's	Parkersburg, WV	(a)	416	658	—	75	416	733	1,149	(486)	1986	03/07/07	4 to 20 Years
Hardee's	Watertown, WI	(a)	267	338	—	—	267	338	605	(205)	1986	06/30/09	13 to 18 Years
Hardee's	Mayfield, KY	(a)	316	603	—	—	316	603	919	(335)	1986	12/08/09	12 to 27 Years
Hardee's	South Charleston, WV	(b)	524	541	—	—	524	541	1,065	(168)	1993	12/21/12	15 to 20 Years
Hardee's	Weston, WV	(b)	158	695	—	—	158	695	853	(148)	1981	12/21/12	15 to 30 Years
Hardee's	Buckhannon, WV	(b)	438	529	—	—	438	529	967	(177)	1978	12/21/12	15 to 20 Years
Hardee's	Kingwood, WV	(b)	618	677	—	—	618	677	1,295	(229)	1979	12/21/12	15 to 20 Years
Hardee's	Waynesburg, PA	(b)	323	918	—	—	323	918	1,241	(221)	1982	12/21/12	15 to 30 Years
Hardee's	So. Parkersburg, WV	(b)	383	404	—	—	383	404	787	(138)	1986	12/21/12	15 to 20 Years
Hardee's	Bristol, VA	(b)	492	366	—	—	492	366	858	(169)	1982	12/21/12	15 to 20 Years
Hardee's	Parkersburg, WV	(b)	457	309	—	—	457	309	766	(204)	1999	12/21/12	10 to 15 Years
Hardee's	Bristol, TN	(b)	474	282	—	—	474	282	756	(178)	1985	12/21/12	10 to 15 Years
Hardee's	Mount Carmel, TN	(b)	499	536	—	—	499	536	1,035	(162)	1988	12/21/12	15 to 30 Years
Hardee's	Philippi, WV	(b)	405	232	—	—	405	232	637	(166)	1986	12/21/12	10 to 15 Years
Hardee's	Elizabethton, TN	(b)	735	278	—	—	735	278	1,013	(127)	1971	12/21/12	15 to 20 Years
Hardee's	Johnson City, TN	(b)	718	450	—	—	718	450	1,168	(206)	1983	12/21/12	15 to 20 Years
Hardee's	Bristol, VA	(b)	369	564	—	—	369	564	933	(190)	1991	12/21/12	15 to 20 Years
Hardee's	Rogersville, TN	(b)	384	964	—	—	384	964	1,348	(229)	1986	12/21/12	15 to 30 Years
Hardee's	Jonesborough, TN	(b)	576	329	—	—	576	329	905	(136)	1987	12/21/12	15 to 20 Years
Hardee's	Kingsport, TN	(b)	384	877	—	—	384	877	1,261	(210)	1992	12/21/12	15 to 30 Years
Hardee's	Eureka, IL	(b)	307	338	—	—	307	338	645	(238)	1980	12/21/12	10 to 15 Years
Hardee's	Peoria, IL	(b)	383	270	—	—	383	270	653	(176)	1980	12/21/12	10 to 15 Years
Hardee's	Bartonville, IL	(b)	410	856	—	—	410	856	1,266	(223)	1980	12/21/12	15 to 30 Years
Hardee's	Fort Madison, IA	(b)	191	620	—	—	191	620	811	(143)	1980	12/21/12	15 to 30 Years
Hardee's	Havana, IL	(b)	439	297	—	—	439	297	736	(230)	1980	12/21/12	10 to 15 Years
Hardee's	Washington, IL	(b)	264	460	—	—	264	460	724	(159)	1980	12/21/12	15 to 20 Years
Hardee's	Normal, IL	(b)	394	240	—	—	394	240	634	(153)	1980	12/21/12	10 to 15 Years
Hardee's	Peoria, IL	(b)	282	435	—	—	282	435	717	(154)	1980	12/21/12	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Hardee's	Hawkinsville, GA	(a)	169	946	—	—	169	946	1,115	(158)	1986	12/24/13	15 to 30 Years
Hardee's	Atlanta, GA	(a)	309	867	—	—	309	867	1,176	(147)	1994	12/24/13	15 to 30 Years
Hardee's	Monroe, GA	(a)	618	787	—	—	618	787	1,405	(150)	1977	12/24/13	15 to 30 Years
Hardee's	Warner Robins, GA	(a)	229	887	—	—	229	887	1,116	(161)	1978	12/24/13	15 to 30 Years
Hardee's	Griffin, GA	(a)	249	877	—	—	249	877	1,126	(146)	1979	12/24/13	15 to 30 Years
Hardee's	Commerce, GA	(a)	219	797	—	—	219	797	1,016	(138)	1990	12/24/13	15 to 30 Years
Hardee's	Forsyth, GA	(a)	249	936	—	—	249	936	1,185	(162)	1983	12/24/13	15 to 30 Years
Hardee's	Cumming, GA	(a)	408	827	—	—	408	827	1,235	(150)	1988	12/24/13	15 to 30 Years
Hardee's	McDonough, GA	(a)	179	806	—	1	179	807	986	(134)	1989	12/24/13	15 to 30 Years
Hardee's	McDonough, GA	(a)	418	847	—	—	418	847	1,265	(158)	1995	12/24/13	15 to 30 Years
Hardee's	Moultrie, GA	(a)	359	827	—	—	359	827	1,186	(139)	1997	12/24/13	15 to 30 Years
Hardee's	Thomasville, GA	(a)	408	837	—	—	408	837	1,245	(143)	1985	12/24/13	15 to 30 Years
Hardee's	Quitman, GA	(a)	259	936	—	—	259	936	1,195	(157)	1985	12/24/13	15 to 30 Years
Hardee's	Graceville, FL	(a)	279	1,036	—	—	279	1,036	1,315	(186)	1985	12/24/13	15 to 30 Years
Hardee's	Pearson, GA	(a)	159	817	—	—	159	817	976	(141)	1994	12/24/13	15 to 30 Years
Hardee's	Emporia, KS	(a)	508	1,175	—	—	508	1,175	1,683	(205)	1969	12/24/13	15 to 30 Years
Hardee's	Rolla, MO	(a)	229	857	—	—	229	857	1,086	(146)	1978	12/24/13	15 to 30 Years
Hardee's	Independence, MO	(a)	279	936	—	—	279	936	1,215	(157)	1979	12/24/13	15 to 30 Years
Hardee's	Kansas City, MO	(a)	538	936	—	—	538	936	1,474	(167)	1979	12/24/13	15 to 30 Years
Hardee's	Kansas City, KS	(a)	289	1,066	—	—	289	1,066	1,355	(179)	1980	12/24/13	15 to 30 Years
Hardee's	Trenton, MO	(a)	309	1,175	—	—	309	1,175	1,484	(197)	1976	12/24/13	15 to 30 Years
Hardee's	Harrisonville, MO	(a)	369	1,195	—	—	369	1,195	1,564	(202)	1981	12/24/13	15 to 30 Years
Hardee's	Lees Summit, MO	(a)	319	906	—	—	319	906	1,225	(158)	1985	12/24/13	15 to 30 Years
Hardee's	Columbia, MO	(a)	339	1,126	—	—	339	1,126	1,465	(182)	1985	12/24/13	15 to 30 Years
Harp's Marketplace	Fort Smith, AR	(a)	837	1,831	—	—	837	1,831	2,668	(395)	1994	04/30/14	3 to 20 Years
Hartford Provision Company	South Windsor, CT	(d)	1,590	6,774	—	502	1,590	7,276	8,866	(1,013)	1982	05/05/15	7 to 20 Years
Havana Farm and Home Supply	Havana, IL	(d)	526	813	—	—	526	813	1,339	(445)	2000	05/31/06	15 to 30 Years
HD Supply	West Columbia, SC	(a)	324	108	—	—	324	108	432	(88)	1989	05/01/05	15 to 20 Years
HD Supply	Tontitown, AR	(a)	230	92	—	—	230	92	322	(91)	1987	05/01/05	15 to 20 Years
HD Supply	Indianapolis, IN	(a)	607	520	—	—	607	520	1,127	(380)	1990	05/01/05	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

HD Supply	Knoxville, TN	(a)	259	111	—	—	259	111	370	(185)	1981	05/01/05	10 to 15 Years
HD Supply	Wilmington, NC	(a)	370	122	—	—	370	122	492	(110)	1987	05/01/05	15 to 20 Years
HD Supply	Lawrenceville, GA	(a)	500	237	—	—	500	237	737	(211)	1996	05/01/05	15 to 30 Years
HD Supply	Roanoke, VA	(a)	333	124	—	—	333	124	457	(184)	1975	05/01/05	10 to 15 Years
HD Supply	Hickory, NC	(a)	199	262	—	—	199	262	461	(210)	1989	05/01/05	15 to 20 Years
HD Supply	Florence, SC	(a)	221	174	—	—	221	174	395	(226)	1974	05/01/05	10 to 15 Years
HD Supply	Martinsburg, WV	(a)	173	20	—	—	173	20	193	(50)	1972	05/01/05	10 to 15 Years
HD Supply	Spokane, WA	(a)	518	193	—	—	518	193	711	(186)	1998	05/01/05	15 to 30 Years
HD Supply	Greer, SC	(a)	268	236	—	—	268	236	504	(176)	1993	05/01/05	15 to 30 Years
HD Supply	Jacksonville, FL	(a)	339	226	—	—	339	226	565	(207)	1987	07/01/05	15 to 20 Years

HD Supply	Jacksonville, FL	(a)	963	1,007	—	—	963	1,007	1,970	(1,008)	2001	07/01/05	9 to 20 Years
HD Supply	Conroe, TX	(a)	492	723	—	—	492	723	1,215	(363)	1999	07/01/05	14 to 30 Years
HD Supply	Pompano Beach, FL	(a)	1,144	337	—	—	1,144	337	1,481	(252)	1990	07/01/05	15 to 30 Years
HD Supply	Riviera Beach, FL	(a)	500	170	—	—	500	170	670	(156)	1987	07/01/05	15 to 20 Years
Health Point Family Medicine	Franklin, TX	(d)	159	1,124	—	29	159	1,153	1,312	(157)	2012	08/18/14	4 to 40 Years
Heartland Dental	Bullhead City, AZ	(a)	57	946	—	—	57	946	1,003	(94)	2005	04/08/14	15 to 40 Years
Heartland Dental	Glendale, AZ	(a)	371	491	—	—	371	491	862	(71)	1988	03/31/14	15 to 30 Years
Heartland Dental	Brandon, FL	(a)	110	671	—	—	110	671	781	(86)	1999	03/31/14	15 to 30 Years
Heartland Dental	Ocala, FL	(a)	23	547	—	—	23	547	570	(68)	1984	04/08/14	30 to 30 Years
Heartland Dental	Gainesville, FL	(a)	180	711	—	—	180	711	891	(94)	1941	03/31/14	15 to 30 Years
Heartland Dental	Largo, FL	(a)	150	311	—	—	150	311	461	(44)	1962	03/31/14	15 to 30 Years
Heartland Dental	New Port Richey, FL	(a)	274	1,162	—	—	274	1,162	1,436	(160)	2004	04/08/14	15 to 30 Years
Heartland Dental	New Port Richey, FL	(a)	456	1,151	—	—	456	1,151	1,607	(178)	2004	04/08/14	15 to 30 Years
Heartland Dental	Melbourne, FL	(a)	321	651	—	—	321	651	972	(89)	1987	03/31/14	15 to 30 Years
Heartland Dental	Okeechobee, FL	(a)	190	521	—	—	190	521	711	(73)	1990	03/31/14	15 to 30 Years
Heartland Dental	Debary, FL	(a)	100	641	—	—	100	641	741	(90)	1989	03/31/14	15 to 30 Years
Heartland Dental	Orlando, FL	(a)	291	230	—	—	291	230	521	(36)	1979	03/31/14	15 to 30 Years
Heartland Dental	Vero Beach, FL	(a)	220	731	—	—	220	731	951	(101)	1974	03/31/14	15 to 30 Years
Heartland Dental	Jacksonville, FL	(a)	57	365	—	—	57	365	422	(48)	1986	04/08/14	15 to 30 Years
Heartland Dental	Columbus, GA	(a)	190	531	—	—	190	531	721	(89)	1993	03/31/14	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Heartland Dental	Eastman, GA	(a)	130	551	—	—	130	551	681	(89)	1988	03/31/14	15 to 30 Years
Heartland Dental	Monroe, GA	(a)	110	631	—	—	110	631	741	(94)	2001	03/31/14	15 to 30 Years
Heartland Dental	Clayton, GA	(a)	70	311	—	—	70	311	381	(49)	1963	03/31/14	15 to 30 Years
Heartland Dental	Springfield, IL	(a)	451	1,162	—	—	451	1,162	1,613	(180)	1992	03/31/14	15 to 30 Years
Heartland Dental	Litchfield, IL	(a)	210	311	—	—	210	311	521	(73)	1962	03/31/14	15 to 20 Years
Heartland Dental	Maryville, IL	(a)	301	401	—	—	301	401	702	(70)	1995	03/31/14	15 to 30 Years
Heartland Dental	Belleville, IL	(a)	140	431	—	—	140	431	571	(91)	1979	03/31/14	15 to 20 Years
Heartland Dental	East Alton, IL	(a)	170	80	—	—	170	80	250	(28)	1960	03/31/14	15 to 20 Years
Heartland Dental	Litchfield, IL	(a)	110	120	—	—	110	120	230	(25)	1962	03/31/14	15 to 20 Years
Heartland Dental	Crystal Lake, IL	(a)	200	631	—	—	200	631	831	(96)	2001	03/31/14	15 to 30 Years
Heartland Dental	Marion, IN	(a)	140	321	—	—	140	321	461	(58)	1988	03/31/14	15 to 30 Years
Heartland Dental	Logansport, IN	(a)	30	421	—	—	30	421	451	(55)	1920	03/31/14	15 to 30 Years
Heartland Dental	Fort Wayne, IN	(a)	150	1,022	—	—	150	1,022	1,172	(111)	1965	03/31/14	15 to 40 Years
Heartland Dental	Anderson, IN	(a)	411	1,673	—	—	411	1,673	2,084	(182)	1981	03/31/14	15 to 40 Years
Heartland Dental	Westfield, IN	(a)	361	751	—	—	361	751	1,112	(106)	1992	03/31/14	15 to 40 Years
Heartland Dental	South Bend, IN	(a)	341	321	—	—	341	321	662	(78)	1955	03/31/14	15 to 20 Years
Heartland Dental	Evansville, IN	(a)	130	391	—	—	130	391	521	(61)	1986	03/31/14	15 to 30 Years
Heartland Dental	Osceola, IN	(a)	291	671	—	—	291	671	962	(108)	1996	03/31/14	15 to 40 Years
Heartland Dental	Marion, IN	(a)	130	421	—	—	130	421	551	(70)	1974	03/31/14	15 to 30 Years
Heartland Dental	Elkhart, IN	(a)	90	341	—	—	90	341	431	(48)	1969	03/31/14	15 to 30 Years
Heartland Dental	Springfield, MO	(a)	561	631	—	—	561	631	1,192	(104)	1996	03/31/14	15 to 30 Years
Heartland Dental	Columbia, MO	(a)	1,012	7,054	—	—	1,012	7,054	8,066	(724)	2004	03/31/14	15 to 40 Years
Heartland Dental	Raytown, MO	(a)	80	631	—	—	80	631	711	(91)	1989	03/31/14	15 to 30 Years
Heartland Dental	Brandon, MS	(a)	200	281	—	—	200	281	481	(58)	1986	03/31/14	15 to 30 Years
Heartland Dental	Vicksburg, MS	(a)	150	351	—	—	150	351	501	(61)	1984	03/31/14	15 to 30 Years
Heartland Dental	Rio Rancho, NM	(a)	301	461	—	—	301	461	762	(75)	1992	03/31/14	15 to 30 Years
Heartland Dental	Gahanna, OH	(a)	411	982	—	—	411	982	1,393	(152)	1998	03/31/14	15 to 40 Years
Heartland Dental	Pataskala, OH	(a)	261	782	—	—	261	782	1,043	(93)	1995	03/31/14	15 to 40 Years
Heartland Dental	Defiance, OH	(a)	130	491	—	—	130	491	621	(76)	1959	03/31/14	15 to 30 Years
Heartland Dental	Camp Hill, PA	(a)	180	581	—	—	180	581	761	(85)	1991	03/31/14	15 to 30 Years
Heartland Dental	Mechanicsburg, PA	(a)	231	1,032	152	—	383	1,032	1,415	(147)	1990	03/31/14	15 to 30 Years
Heartland Dental	York, PA	(a)	100	481	—	—	100	481	581	(68)	1984	03/31/14	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Heartland Dental	Waynesboro, PA	(a)	100	601	—	—	100	601	701	(66)	1957	03/31/14	15 to 40 Years
Heartland Dental	Camp Hill, PA	(a)	140	641	—	—	140	641	781	(90)	1990	03/31/14	15 to 30 Years
Heartland Dental	Hartsville, SC	(a)	90	180	—	—	90	180	270	(24)	1973	03/31/14	15 to 40 Years
Heartland Dental	Spartanburg, SC	(a)	150	401	—	—	150	401	551	(60)	1992	03/31/14	15 to 30 Years
Heartland Dental	North Myrtle Beach, SC	(a)	581	601	—	—	581	601	1,182	(115)	2004	03/31/14	15 to 30 Years
Heartland Dental	Clarksville, TN	(a)	281	531	—	—	281	531	812	(76)	1997	03/31/14	15 to 30 Years
Heartland Dental	Germantown, TN	(a)	91	171	—	—	91	171	262	(19)	1984	04/08/14	15 to 40 Years
Heartland Dental	Memphis, TN	(a)	91	490	—	—	91	490	581	(67)	1987	04/08/14	15 to 30 Years
Heartland Dental	Wylie, TX	(a)	210	912	—	—	210	912	1,122	(132)	1986	03/31/14	15 to 30 Years
Heartland Dental	Devine, TX	(a)	240	481	—	—	240	481	721	(83)	2002	03/31/14	15 to 30 Years
Heartland Dental	Longview, TX	(a)	200	601	—	—	200	601	801	(98)	2003	03/31/14	15 to 30 Years
Heartland Dental	Wittenberg, WI	(a)	41	210	—	—	41	210	251	(29)	1982	03/31/14	15 to 30 Years
HHI-Formtech	Troy, MI	(a)	1,128	947	—	—	1,128	947	2,075	(388)	1952	03/10/06	15 to 30 Years
HHI-Formtech	Royal Oak, MI	(a)	3,426	7,071	—	—	3,426	7,071	10,497	(2,850)	1952	03/10/06	15 to 30 Years
High Heaven Trampoline Park	Flowood, MS	(d)	900	1,137	—	—	900	1,137	2,037	(167)	1995	11/13/15	9 to 20 Years
High Rise Extreme Air Sports	Rogers, AR	(d)	635	2,376	—	—	635	2,376	3,011	(209)	2014	09/30/15	9 to 40 Years
Hobby Lobby	Littleton, CO	(d)	7,839	9,299	—	—	7,839	9,299	17,138	(3,562)	1991	07/17/13	5 to 17 Years
HOM Furniture	Hermantown, MN	(a)	1,881	7,761	—	—	1,881	7,761	9,642	(2,539)	2003	04/08/05	15 to 40 Years
HOM Furniture	Eau Claire, WI	(a)	1,597	6,964	—	—	1,597	6,964	8,561	(3,060)	2004	04/08/05	15 to 30 Years
HOM Furniture	Fargo, ND	(d)	2,095	8,525	—	—	2,095	8,525	10,620	(1,376)	2005	07/17/13	8 to 32 Years
Home Depot	Lakewood, CO	(c)	3,822	—	—	—	3,822	—	3,822	—	(f)	07/17/13	(f)
Home Depot	Colma, CA	(d)	21,065	13,597	—	481	21,065	14,078	35,143	(2,376)	1995	07/17/13	2 to 33 Years
Home Depot	Memphis, TN	(d)	3,777	10,303	—	43	3,777	10,346	14,123	(390)	1996	02/28/17	9 to 30 Years
Home Depot	Highland Heights, OH	(d)	4,897	11,272	—	43	4,897	11,315	16,212	(427)	1995	02/21/17	3 to 30 Years
Home Depot	Tempe, AZ	(d)	7,417	9,795	—	41	7,417	9,836	17,253	(391)	1978	05/12/17	10 to 30 Years
Hooters	Richmond, VA	(a)	1,253	1,410	—	29	1,253	1,439	2,692	(586)	1977	11/28/06	15 to 30 Years
Hooters	Midlothian, VA	(a)	823	1,151	—	246	823	1,397	2,220	(572)	1994	11/28/06	15 to 30 Years
Hughes	Bowling Green, KY	(a)	136	228	—	—	136	228	364	(112)	1993	05/01/05	15 to 30 Years
Humperdinks	Arlington, TX	(a)	2,064	2,043	—	—	2,064	2,043	4,107	(888)	1995	07/01/05	15 to 30 Years
IBM	Greece, NY	(d)	1,419	20,548	—	(11,004)	1,419	9,544	10,963	(124)	1989	08/02/17	10 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

IBM	Columbus, OH	(d)	3,154	19,715	—	12,816	3,154	32,531	35,685	(578)	1989	08/02/17	5 to 30 Years
III Forks	Dallas, TX	(b)	2,965	9,066	—	—	2,965	9,066	12,031	(1,294)	1998	07/17/13	11 to 35 Years
Industrial	New Castle, PA	(d)	1,084	5,507	—	—	1,084	5,507	6,591	(1,243)	1999	07/17/13	8 to 26 Years
In-Shape	Modesto, CA	(d)	2,350	5,923	—	—	2,350	5,923	8,273	(860)	1964	12/05/14	10 to 30 Years
In-Shape	Manteca, CA	(d)	796	2,062	—	—	796	2,062	2,858	(185)	2001	09/04/15	15 to 30 Years
J. Jill	Tilton, NH	(c)	7,420	19,608	—	—	7,420	19,608	27,028	(5,512)	1998	07/17/13	8 to 25 Years
Jack in the Box	Auburn, CA	(a)	579	299	—	—	579	299	878	(155)	1992	12/29/06	15 to 30 Years
Jack Stack Barbeque	Overland Park, KS	(a)	2,549	3,219	—	—	2,549	3,219	5,768	(480)	1983	05/15/14	15 to 30 Years
Jiffy Lube	Bonita Springs, FL	(b)	582	312	—	101	582	413	995	(125)	1990	03/19/13	10 to 30 Years
Jiffy Lube	Sarasota, FL	(b)	386	312	—	141	386	453	839	(137)	1987	03/19/13	10 to 30 Years
Jiffy Lube	Naples, FL	(b)	333	302	—	121	333	423	756	(122)	1990	03/19/13	10 to 30 Years
Jiffy Lube	Largo, FL	(b)	416	493	—	111	416	604	1,020	(160)	1989	03/19/13	10 to 30 Years
Jiffy Lube	Fort Myers, FL	(b)	555	312	—	131	555	443	998	(141)	1990	03/19/13	10 to 30 Years
Jiffy Lube	Sarasota, FL	(b)	278	312	—	131	278	443	721	(123)	1987	03/19/13	10 to 30 Years
Jiffy Lube	Clearwater, FL	(b)	463	443	—	131	463	574	1,037	(158)	1989	03/19/13	10 to 30 Years
Jiffy Lube	Bradenton, FL	(b)	594	493	—	222	594	715	1,309	(225)	1988	03/19/13	10 to 30 Years
Jo-Ann's	Reading, PA	(d)	449	3,222	—	—	449	3,222	3,671	(366)	1998	07/17/13	8 to 40 Years
Jo-Ann's	Alpharetta, GA	(d)	2,819	3,139	—	—	2,819	3,139	5,958	(475)	2000	07/17/13	5 to 43 Years

Joe's Crab Shack	Beaumont, TX	(a)	1,435	1,541	—	—	1,435	1,541	2,976	(758)	1997	06/29/07	15 to 40 Years
Joe's Crab Shack	Plano, TX	(a)	2,418	1,529	—	—	2,418	1,529	3,947	(672)	1998	06/29/07	15 to 40 Years
Joe's Crab Shack	Colorado Springs, CO	(a)	674	519	—	—	674	519	1,193	(146)	1989	11/19/12	5 to 30 Years
Kansas Bar and Grill	Emporia, KS	(a)	657	219	—	—	657	219	876	(43)	1997	06/04/14	15 to 30 Years
Kansas Bar and Grill	Winfield, KS	(a)	239	866	—	—	239	866	1,105	(144)	1995	06/04/14	15 to 30 Years
Kansas Bar and Grill	Colby, KS	(a)	269	567	—	—	269	567	836	(101)	1987	06/04/14	15 to 30 Years
Kansas Bar and Grill	Dodge City, KS	(a)	249	587	—	—	249	587	836	(87)	1985	06/04/14	15 to 30 Years
Kansas Bar and Grill	Newton, KS	(a)	175	661	—	—	175	661	836	(106)	1987	06/30/14	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Kansas Buffet Company	Stillwater, OK	(a)	647	687	—	—	647	687	1,334	(118)	1987	06/04/14	15 to 30 Years
Kansas Buffet Company	Hutchinson, KS	(a)	895	856	—	—	895	856	1,751	(150)	1987	06/04/14	15 to 30 Years
Kansas Buffet Company	Ottawa, KS	(a)	348	816	—	—	348	816	1,164	(126)	1987	06/04/14	15 to 30 Years
Kansas Buffet Company	Arkansas city, KS	(a)	239	975	—	—	239	975	1,214	(154)	1987	06/04/14	15 to 30 Years
Kansas Buffet Company	Topeka, KS	(a)	1,224	905	—	—	1,224	905	2,129	(187)	1988	06/04/14	15 to 30 Years
K-Bob's Steakhouse	Fredericksburg, TX	(d)	511	1,516	—	—	511	1,516	2,027	(290)	1985	07/17/13	11 to 30 Years
Kerry's Car Care	Phoenix, AZ	(a)	956	1,485	—	—	956	1,485	2,441	(125)	2015	06/24/16	4 to 40 Years
KFC	Atlanta, GA	(a)	513	483	—	—	513	483	996	(122)	2002	02/02/12	15 to 30 Years
KFC	Roswell, GA	(a)	513	559	—	—	513	559	1,072	(111)	2006	02/02/12	15 to 40 Years
KFC	Kansas City, KS	(a)	349	425	—	—	349	425	774	(114)	1977	10/03/11	14 to 29 Years
KFC	Milan, IL	(b)	161	533	—	—	161	533	694	(128)	1997	10/03/11	15 to 30 Years
KFC	Davenport, IA	(b)	441	646	—	—	441	646	1,087	(196)	2002	10/03/11	15 to 30 Years
KFC	Independence, MO	(b)	396	1,074	—	—	396	1,074	1,470	(285)	1984	10/03/11	15 to 30 Years
KFC	Kansas City, KS	(b)	594	904	—	—	594	904	1,498	(254)	1999	10/03/11	15 to 30 Years
KFC	La Vista, NE	(b)	499	664	—	—	499	664	1,163	(172)	1992	10/03/11	15 to 30 Years
KFC	Omaha, NE	(b)	539	380	—	—	539	380	919	(73)	2006	10/03/11	15 to 40 Years
KFC	Calhoun, GA	(b)	503	713	—	—	503	713	1,216	(179)	1988	02/02/12	15 to 30 Years
KFC	Covington, GA	(b)	526	665	—	—	526	665	1,191	(158)	2001	02/02/12	15 to 30 Years
KFC	Decatur, GA	(b)	677	539	—	—	677	539	1,216	(132)	1989	02/02/12	15 to 30 Years
KFC	Hampton, GA	(b)	568	648	—	—	568	648	1,216	(154)	2002	02/02/12	15 to 30 Years
KFC	Jackson, GA	(b)	467	729	—	—	467	729	1,196	(202)	1992	02/02/12	15 to 30 Years
KFC	Morrow, GA	(b)	530	568	—	—	530	568	1,098	(120)	2006	02/02/12	15 to 40 Years
KFC	Stockbridge, GA	(b)	388	353	—	—	388	353	741	(87)	2001	02/02/12	15 to 30 Years
KFC	Stone Mountain, GA	(b)	379	487	—	—	379	487	866	(114)	1986	02/02/12	15 to 30 Years
KFC	Kingston, PA	(d)	521	635	—	—	521	635	1,156	(82)	1978	11/18/14	15 to 30 Years
KFC	Bloomsburg, PA	(d)	698	823	—	—	698	823	1,521	(119)	1993	11/18/14	15 to 30 Years
KFC	Williamsport, PA	(d)	864	979	—	—	864	979	1,843	(128)	1966	11/18/14	15 to 30 Years
Kohl's	Wichita, KS	(d)	2,163	7,036	—	242	2,163	7,278	9,441	(1,311)	1996	07/17/13	8 to 36 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Kohl's	Lake Zurich, IL	(d)	4,860	6,935	—	—	4,860	6,935	11,795	(1,648)	2000	07/17/13	7 to 32 Years
Kohl's	Grand Forks, ND	(d)	1,516	10,008	—	—	1,516	10,008	11,524	(1,271)	2006	07/17/13	9 to 46 Years
Kohl's	Tilton, NH	(d)	3,959	—	—	—	3,959	—	3,959	—	(f)	07/17/13	(f)
Kohl's	Olathe, KS	(d)	3,505	5,847	—	322	3,505	6,169	9,674	(1,303)	1995	07/17/13	9 to 35 Years
Kohl's	Sherwood, AR	(d)	2,300	5,995	—	—	2,300	5,995	8,295	(886)	2003	02/23/15	8 to 30 Years
Krispy Kreme	Bentonville, AR	(a)	635	900	—	—	635	900	1,535	(438)	2004	07/07/05	15 to 30 Years
Krispy Kreme	Little Rock, AR	(a)	917	847	—	—	917	847	1,764	(430)	2004	07/07/05	15 to 30 Years
Krispy Kreme	Lubbock, TX	(a)	687	856	—	—	687	856	1,543	(432)	2003	07/07/05	15 to 30 Years
Krispy Kreme	Lone Tree, CO	(a)	1,717	1,117	—	—	1,717	1,117	2,834	(658)	2000	12/23/08	13 to 38 Years
Kroger	LaGrange, GA	(c)	972	8,435	—	—	972	8,435	9,407	(1,739)	1998	07/17/13	4 to 25 Years
LA Fitness	Brooklyn Park, MN	(d)	3,176	7,771	—	—	3,176	7,771	10,947	(1,404)	2008	07/17/13	10 to 35 Years
LA Fitness	Matteson, IL	(d)	4,587	6,328	—	—	4,587	6,328	10,915	(1,159)	2007	07/17/13	10 to 34 Years
LA Fitness	Greenwood, IN	(c)	1,973	9,764	—	—	1,973	9,764	11,737	(1,301)	2007	07/17/13	10 to 42 Years
LA Fitness	League City, TX	(c)	2,514	6,767	—	—	2,514	6,767	9,281	(998)	2008	07/17/13	10 to 42 Years
LA Fitness	Naperville, IL	(c)	5,015	6,946	—	—	5,015	6,946	11,961	(1,147)	2007	07/17/13	9 to 38 Years
LA Fitness	Clinton Township, MI	(a)	5,430	7,254	(2,800)	(1,157)	2,630	6,097	8,727	(1,003)	1999	01/09/07	15 to 30 Years
LA Fitness	West Chester, OH	(c)	606	9,832	—	—	606	9,832	10,438	(1,152)	2009	07/17/13	7 to 43 Years
Ladybird Academy	Lake Mary, FL	(d)	1,209	1,733	—	851	1,209	2,584	3,793	(270)	2005	09/19/14	15 to 40 Years
Ladybird Academy	Sanford, FL	(d)	1,028	1,310	—	—	1,028	1,310	2,338	(203)	2003	09/19/14	15 to 40 Years
Ladybird Academy	Orlando, FL	(d)	1,925	2,529	—	—	1,925	2,529	4,454	(319)	2007	09/19/14	15 to 40 Years
Ladybird Academy	Windermere, FL	(d)	2,912	2,670	—	—	2,912	2,670	5,582	(363)	2011	09/19/14	15 to 40 Years
Ladybird Academy	Winter Springs, FL	(d)	534	746	—	—	534	746	1,280	(135)	1987	09/19/14	15 to 30 Years
Ladybird Academy	McKinney, TX	(d)	1,056	6,696	—	31	1,056	6,727	7,783	(305)	2015	01/29/16	17 to 50 Years
La-Z-Boy	Glendale, AZ	(d)	1,395	4,242	—	—	1,395	4,242	5,637	(658)	2001	07/17/13	2 to 45 Years
La-Z-Boy	Newington, CT	(c)	1,778	4,496	—	—	1,778	4,496	6,274	(596)	2006	07/17/13	8 to 45 Years
La-Z-Boy	Kentwood, MI	(d)	1,145	4,085	—	—	1,145	4,085	5,230	(585)	1987	07/17/13	4 to 38 Years
Lee's Famous Recipe Chicken	Xenia, OH	(d)	384	288	—	—	384	288	672	(46)	1985	08/21/15	15 to 20 Years
Lee's Famous Recipe Chicken	Dayton, OH	(d)	467	237	—	—	467	237	704	(37)	1984	08/21/15	15 to 20 Years
Lee's Famous Recipe Chicken	Miamisburg, OH	(d)	139	262	—	—	139	262	401	(38)	1970	08/21/15	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Lee's Famous Recipe Chicken	Englewood, OH	(d)	235	345	—	—	235	345	580	(38)	1988	08/21/15	15 to 30 Years
Lee's Famous Recipe Chicken	Trotwood, OH	(d)	281	220	—	—	281	220	501	(39)	1971	08/21/15	15 to 20 Years
Lerner and Rowe	Las Vegas, NV	(a)	430	3,589	—	—	430	3,589	4,019	(347)	2002	09/30/13	15 to 50 Years
Lerner and Rowe	Phoenix, AZ	(a)	352	2,435	—	—	352	2,435	2,787	(224)	1973	09/30/13	15 to 50 Years
Lerner and Rowe	Mesa, AZ	(a)	372	1,398	—	—	372	1,398	1,770	(144)	2003	09/30/13	15 to 50 Years
Lerner and Rowe	Bullhead City, AZ	(a)	147	489	—	—	147	489	636	(64)	1970	09/30/13	15 to 50 Years
Lerner and Rowe	Chicago, IL	(a)	186	1,780	—	—	186	1,780	1,966	(151)	2007	09/30/13	50 to 50 Years
Liberty Oilfield Services, LLC	Gillette, WY	(d)	1,520	4,561	—	—	1,520	4,561	6,081	(552)	2001	12/30/14	15 to 40 Years
Liberty Oilfield Services, LLC	Henderson, CO	(d)	3,240	5,720	—	—	3,240	5,720	8,960	(637)	1977	12/30/14	15 to 50 Years
Logan's Roadhouse	Johnson City, TN	(d)	1,331	2,304	—	—	1,331	2,304	3,635	(492)	1996	07/17/13	12 to 30 Years
Logan's Roadhouse	Trussville, AL	(c)	1,222	1,770	(1,029)	(1,499)	193	271	464	(15)	2007	07/17/13	9 to 34 Years
Long John Silver's	Crossville, TN	(a)	353	382	—	—	353	382	735	(129)	1977	09/01/05	15 to 40 Years
Long John Silver's	Morristown, TN	(a)	588	781	—	—	588	781	1,369	(336)	1987	09/01/05	15 to 30 Years
Long John Silver's	Oak Ridge, TN	(a)	669	548	—	—	669	548	1,217	(228)	1976	09/01/05	15 to 30 Years
Long John Silver's	Harriman, TN	(a)	387	502	—	—	387	502	889	(291)	1976	09/01/05	15 to 20 Years
Long John Silver's	Knoxville, TN	(a)	332	185	—	—	332	185	517	(132)	1977	09/01/05	15 to 20 Years
Long John Silver's	Greenville, TN	(a)	289	311	—	—	289	311	600	(341)	1972	09/01/05	10 to 15 Years
Long John Silver's / A&W	Houston, TX	(b)	1,329	—	—	—	1,329	—	1,329	—	(f)	07/17/13	(f)
Lowe's	Midland, TX	(d)	5,826	6,633	—	366	5,826	6,999	12,825	(1,546)	1996	07/17/13	2 to 35 Years
Lowe's	Lubbock, TX	(d)	2,644	10,009	—	480	2,644	10,489	13,133	(2,011)	1996	07/17/13	0 to 36 Years
Lowe's	Cincinnati, OH	(d)	6,086	10,984	—	—	6,086	10,984	17,070	(2,676)	1998	07/17/13	4 to 28 Years
Lowe's	Chester, NY	(d)	6,432	—	—	—	6,432	—	6,432	—	(f)	07/17/13	(f)
Lowe's	Tilton, NH	(d)	13,185	—	—	—	13,185	—	13,185	—	(f)	07/17/13	(f)
MAACO	Phoenix, AZ	(d)	834	1,206	—	87	834	1,293	2,127	(47)	1989	03/31/17	10 to 30 Years
MAACO	Kingman, AZ	(d)	265	588	—	—	265	588	853	(26)	1977	03/31/17	10 to 30 Years
MAACO	Houston, TX	(d)	1,334	579	—	—	1,334	579	1,913	(21)	1950	03/31/17	10 to 30 Years
MAACO	Tuscon, AZ	(d)	333	1,030	—	—	333	1,030	1,363	(37)	1999	03/31/17	10 to 30 Years
MAACO	Dallas, TX	(d)	265	814	—	—	265	814	1,079	(29)	1987	03/31/17	10 to 30 Years
Main Event	Fort Worth, TX	(d)	2,468	5,418	—	—	2,468	5,418	7,886	(1,904)	2003	09/30/05	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Main Event	Conroe, TX	(d)	2,886	5,763	—	—	2,886	5,763	8,649	(2,010)	2004	09/30/05	15 to 40 Years
Main Event	Austin, TX	(d)	4,425	8,142	—	—	4,425	8,142	12,567	(3,014)	2005	09/30/05	15 to 40 Years
Main Event	Lewisville, TX	(d)	2,130	4,630	—	—	2,130	4,630	6,760	(1,650)	1998	09/30/05	15 to 40 Years
Main Event	Grapevine, TX	(d)	2,554	5,377	—	—	2,554	5,377	7,931	(1,908)	2000	09/30/05	15 to 40 Years
Main Event	Plano, TX	(d)	3,225	6,302	—	—	3,225	6,302	9,527	(2,178)	2001	09/30/05	15 to 40 Years
Main Event	Pittsburgh, PA	(d)	3,099	5,285	—	1,586	3,099	6,871	9,970	(110)	2003	07/07/17	10 to 40 Years
Malibu Boats	Merced, CA	(d)	3,456	9,007	—	—	3,456	9,007	12,463	(3,390)	1998	03/31/08	15 to 30 Years

Malibu Boats	Loudon, TN	(d)	1,188	4,904	—	—	1,188	4,904	6,092	(2,153)	1992	03/31/08	15 to 30 Years
Marcus Theaters	Arnold, MO	(a)	3,275	3,014	—	—	3,275	3,014	6,289	(1,222)	1999	07/17/13	5 to 21 Years
Markle Medical Center	Warren, IN	(d)	220	278	—	—	220	278	498	(79)	2007	08/18/14	4 to 20 Years
Martin's	Kennesaw, GA	(a)	907	499	—	—	907	499	1,406	(267)	2001	02/28/06	15 to 40 Years
Martin's	Douglasville, GA	(a)	712	669	—	—	712	669	1,381	(275)	2003	02/28/06	15 to 40 Years
Martin's	Mableton, GA	(a)	454	826	—	—	454	826	1,280	(341)	1987	02/28/06	15 to 30 Years
Martin's	Cartersville, GA	(a)	581	730	—	—	581	730	1,311	(380)	1997	02/28/06	15 to 30 Years
Martin's	Villa Rica, GA	(a)	807	629	—	—	807	629	1,436	(351)	1999	02/28/06	15 to 30 Years
Martin's	Carrollton, GA	(a)	508	603	—	—	508	603	1,111	(258)	2000	02/28/06	15 to 40 Years
Martin's	Cartersville, GA	(a)	439	451	—	—	439	451	890	(279)	1990	02/28/06	15 to 30 Years
Martin's	Floyd, GA	(a)	973	415	—	—	973	415	1,388	(198)	1993	02/28/06	15 to 30 Years
Martin's	Morrow, GA	(a)	652	450	—	—	652	450	1,102	(235)	1995	02/28/06	15 to 30 Years
Martin's	Hiram, GA	(a)	1,006	1,142	—	—	1,006	1,142	2,148	(586)	1987	02/28/06	15 to 30 Years
Martin's	Marietta, GA	(a)	797	428	—	—	797	428	1,225	(273)	1990	02/28/06	15 to 30 Years
Martin's	Douglasville, GA	(a)	764	941	—	—	764	941	1,705	(428)	1990	02/28/06	15 to 30 Years
Martin's	Austell, GA	(a)	838	216	—	—	838	216	1,054	(241)	1962	02/28/06	15 to 20 Years
Martin's	Mableton, GA	(a)	634	578	—	—	634	578	1,212	(264)	1981	02/28/06	15 to 30 Years
Martin's	Norcross, GA	(a)	678	402	—	—	678	402	1,080	(266)	1982	02/28/06	15 to 20 Years
Martin's	Douglasville, GA	(a)	127	—	—	210	127	210	337	—	(f)	11/14/14	(f)
Mattress Firm	Columbia, SC	(d)	596	872	—	216	596	1,088	1,684	(201)	1998	07/17/13	9 to 45 Years
Max & Erma's	Mars, PA	(a)	946	2,221	—	—	946	2,221	3,167	(1,005)	1990	06/25/04	15 to 30 Years
Max & Erma's	Pittsburgh, PA	(a)	1,289	1,871	—	—	1,289	1,871	3,160	(831)	1992	06/25/04	15 to 30 Years
Max & Erma's	Hilliard, OH	(a)	1,149	1,291	—	—	1,149	1,291	2,440	(668)	1997	09/24/04	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Mealey's Furniture	Bensalem, PA	(a)	1,653	3,085	—	—	1,653	3,085	4,738	(1,371)	1987	01/03/07	15 to 30 Years
Mealey's Furniture	Fairless Hills, PA	(a)	3,655	5,271	—	—	3,655	5,271	8,926	(2,475)	1994	01/03/07	15 to 30 Years
Mealey's Furniture	Morrisville, PA	(a)	1,345	8,288	—	—	1,345	8,288	9,633	(3,049)	2004	01/03/07	15 to 40 Years
Meineke Car Care Center	Lawrenceville, GA	(a)	722	976	—	—	722	976	1,698	(130)	2000	03/28/14	15 to 40 Years
Meineke Car Care Center	Kennesaw, GA	(a)	874	1,270	—	—	874	1,270	2,144	(165)	1999	03/28/14	15 to 40 Years
Meineke Car Care Center	Woodstock, GA	(a)	1,108	1,281	—	—	1,108	1,281	2,389	(178)	1999	03/28/14	15 to 40 Years
Meineke Car Care Center	Acworth, GA	(a)	823	976	—	—	823	976	1,799	(127)	1999	03/28/14	15 to 40 Years
Memphis Contract Packaging	Somerville, TN	(d)	345	537	—	—	345	537	882	(328)	2000	05/31/06	15 to 30 Years
Metaldyne BSM	Fremont, IN	(a)	427	2,176	—	—	427	2,176	2,603	(912)	1960	02/21/07	14 to 30 Years
Mills Fleet Farm	Waite Park, MN	(a)	4,919	25,384	—	54	4,919	25,438	30,357	(1,878)	1979	06/09/16	4 to 40 Years
Milo's	Calera, AL	(b)	560	912	—	82	560	994	1,554	(229)	2008	03/29/13	8 to 29 Years
Milo's	Pelham, AL	(b)	605	923	—	55	605	978	1,583	(212)	1998	03/29/13	8 to 29 Years
Milo's	Moody, AL	(b)	518	800	—	55	518	855	1,373	(191)	1997	03/29/13	8 to 29 Years
Milo's	Gardendale, AL	(b)	438	841	—	55	438	896	1,334	(191)	1996	03/29/13	8 to 29 Years
Milo's	Bessemer, AL	(b)	622	983	—	62	622	1,045	1,667	(224)	2002	03/29/13	8 to 29 Years
Milo's	Birmingham, AL	(b)	321	740	—	48	321	788	1,109	(167)	1977	03/29/13	8 to 29 Years
Milo's	Birmingham, AL	(b)	512	983	—	63	512	1,046	1,558	(225)	2002	03/29/13	8 to 29 Years
Milo's	Trussville, AL	(b)	909	892	—	55	909	947	1,856	(233)	2000	03/29/13	8 to 29 Years
Milo's	Homewood, AL	(a)	583	839	—	—	583	839	1,422	(157)	2002	12/05/13	15 to 30 Years
Missoula Fresh Market	Missoula, MT	(d)	2,510	4,714	—	—	2,510	4,714	7,224	(534)	1999	03/11/15	15 to 30 Years
Missoula Fresh Market	Missoula, MT	(d)	3,008	5,168	—	—	3,008	5,168	8,176	(565)	2008	03/12/15	15 to 30 Years
Mister Car Wash	Meridian, ID	(b)	1,923	2,170	536	20	2,459	2,190	4,649	(656)	2006	05/15/13	15 to 30 Years
Mister Car Wash	Boise, ID	(b)	2,155	2,488	—	—	2,155	2,488	4,643	(702)	2004	05/15/13	15 to 30 Years
Mister Car Wash	Boise, ID	(b)	217	—	—	—	217	—	217	(9)	(f)	05/15/13	(f)
Mister Car Wash	Nampa, ID	(b)	3,240	2,343	—	—	3,240	2,343	5,583	(761)	2010	05/15/13	15 to 30 Years
Mister Car Wash	Albuquerque, NM	(a)	2,472	2,117	—	—	2,472	2,117	4,589	(474)	2005	05/13/14	15 to 30 Years
Mister Car Wash	Albuquerque, NM	(a)	2,657	3,225	—	—	2,657	3,225	5,882	(738)	1960	05/13/14	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Mister Car Wash	Albuquerque, NM	(a)	1,151	1,677	—	—	1,151	1,677	2,828	(326)	1976	05/13/14	15 to 30 Years
Mister Car Wash	Albuquerque, NM	(a)	1,563	2,700	—	—	1,563	2,700	4,263	(431)	1994	05/13/14	15 to 30 Years
Mister Car Wash	Albuquerque, NM	(a)	2,586	2,742	—	—	2,586	2,742	5,328	(516)	2002	05/13/14	15 to 30 Years
Mister Car Wash	Millersville, MD	(d)	2,250	1,636	—	—	2,250	1,636	3,886	(221)	2007	01/21/15	15 to 30 Years
Mister Car Wash	Edgewater, MD	(d)	4,720	1,460	—	—	4,720	1,460	6,180	(247)	2005	01/21/15	15 to 30 Years
Mister Car Wash	Abilene, TX	(d)	2,733	3,080	—	—	2,733	3,080	5,813	(386)	1993	04/07/15	15 to 30 Years
Mister Car Wash	Madison, WI	(d)	564	1,623	—	—	564	1,623	2,187	(153)	1956	06/30/15	15 to 30 Years
Mister Car Wash	Madison, WI	(d)	611	1,775	—	—	611	1,775	2,386	(199)	1958	06/30/15	15 to 30 Years
Mister Car Wash	Madison, WI	(d)	905	2,728	—	—	905	2,728	3,633	(278)	1961	06/30/15	15 to 30 Years
Mister Car Wash	Rockford, IL	(d)	705	2,669	—	—	705	2,669	3,374	(252)	1959	06/30/15	15 to 30 Years
Mister Car Wash	Round Rock, TX	(d)	1,167	1,549	—	—	1,167	1,549	2,716	(196)	2009	05/07/15	15 to 30 Years
Mister Car Wash	Orlando, FL	(d)	2,709	2,728	—	45	2,709	2,773	5,482	(255)	2001	02/09/16	13 to 30 Years
Mister Car Wash	Orlando, FL	(d)	1,629	1,895	—	—	1,629	1,895	3,524	(188)	2005	02/09/16	13 to 30 Years
Mister Car Wash	Casselberry, FL	(d)	1,042	2,406	—	—	1,042	2,406	3,448	(196)	1988	02/09/16	13 to 30 Years
Mister Car Wash	Ocoee, FL	(d)	2,128	1,775	—	18	2,128	1,793	3,921	(149)	2009	05/03/16	17 to 30 Years
Mister Car Wash	Houston, TX	(a)	1,703	1,221	—	—	1,703	1,221	2,924	(303)	1996	06/18/14	15 to 30 Years
Mister Car Wash	Saint Paul, MN	(d)	5,274	136	—	67	5,274	203	5,477	(423)	1966	12/13/16	12 to 30 Years
Monterey's Tex Mex	Alvin, TX	(a)	256	585	—	—	256	585	841	(628)	1997	12/30/04	10 to 15 Years
Monterey's Tex Mex	Houston, TX	(a)	585	561	—	—	585	561	1,146	(628)	1979	12/30/04	10 to 15 Years
Monterey's Tex Mex	Bryan, TX	(a)	739	700	—	—	739	700	1,439	(485)	1988	12/30/04	15 to 20 Years
Mountainside Fitness	Chandler, AZ	(a)	1,028	5,318	—	—	1,028	5,318	6,346	(726)	2002	07/17/13	8 to 40 Years
Multi-Tenant	Lakewood, OH	(d)	522	2,053	—	—	522	2,053	2,575	(319)	1996	07/17/13	3 to 35 Years
Multi-Tenant	Topeka, KS	(d)	542	2,251	—	—	542	2,251	2,793	(275)	2006	07/17/13	3 to 48 Years
Multi-Tenant	Victoria, TX	(d)	2,631	7,710	—	20	2,631	7,730	10,361	(1,498)	2006	07/17/13	3 to 43 Years
Multi-Tenant	Collierville, TN	(d)	2,217	14,205	—	8	2,217	14,213	16,430	(2,160)	2002	07/17/13	3 to 45 Years
Multi-Tenant	Pocatello, ID	(c)	3,682	10,658	—	—	3,682	10,658	14,340	(2,145)	2006	07/17/13	5 to 38 Years
Multi-Tenant	Maple Shade, NJ	(d)	1,942	3,792	—	—	1,942	3,792	5,734	(1,171)	1998	07/17/13	5 to 25 Years
Multi-Tenant	Broadview, IL	(d)	12,392	32,193	—	644	12,392	32,837	45,229	(7,125)	1994	07/17/13	2 to 30 Years
Multi-Tenant	Bedford Park, IL	(c)	10,242	11,839	—	—	10,242	11,839	22,081	(3,560)	1993	07/17/13	7 to 20 Years
Multi-Tenant	Whiteville, NC	(d)	1,119	1,676	—	—	1,119	1,676	2,795	(722)	1988	07/17/13	7 to 30 Years
Multi-Tenant	Kennesaw, GA	(d)	3,560	23,583	—	—	3,560	23,583	27,143	(2,956)	1996	07/17/13	8 to 45 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Multi-Tenant	Alcoa, TN	(d)	918	3,170	—	—	918	3,170	4,088	(452)	1999	07/17/13	8 to 40 Years
Multi-Tenant	Bridgeton, MO	(d)	11,464	9,907	—	—	11,464	9,907	21,371	(3,299)	1991	07/17/13	7 to 25 Years
Multi-Tenant	Staunton, VA	(d)	578	2,063	—	358	578	2,421	2,999	(724)	1988	07/17/13	5 to 20 Years
Multi-Tenant	Independence, MO	(c)	2,157	2,597	—	—	2,157	2,597	4,754	(819)	1999	07/17/13	7 to 21 Years
Multi-Tenant	Douglasville, GA	(d)	2,612	4,840	—	87	2,612	4,927	7,539	(1,348)	2006	07/17/13	4 to 39 Years
Multi-Tenant	Bald Knob, AR	(a)	328	327	—	—	328	327	655	(138)	1971	03/31/14	1 to 15 Years
Multi-Tenant	Oxford, MS	(a)	1,416	4,451	—	—	1,416	4,451	5,867	(499)	2001	05/15/14	15 to 40 Years
Multi-Tenant	Collierville, TN	(d)	1,114	6,726	—	—	1,114	6,726	7,840	(1,302)	2002	07/17/13	9 to 49 Years
Multi-Tenant	Fountain Valley, CA	(d)	9,470	13,326	—	—	9,470	13,326	22,796	(1,745)	1968	12/30/14	11 to 30 Years
Multi-Tenant	Louisville, KY	(d)	2,205	3,551	—	—	2,205	3,551	5,756	(518)	1995	11/02/15	9 to 20 Years
Multi-Tenant	Salt Lake City, UT	(d)	4,955	18,250	(3,205)	(11,979)	1,750	6,271	8,021	(1,925)	1989	07/17/13	3 to 40 Years
Multi-Tenant	Bay City, TX	(d)	1,192	3,249	—	(9)	1,192	3,240	4,432	(1,118)	1990	07/17/13	7 to 20 Years
Multi-Tenant	Bethany, MO	(d)	648	379	—	—	648	379	1,027	(353)	1974	05/31/06	15 to 20 Years
Multi-Tenant	Columbia, SC	(d)	2,095	16,191	(627)	(1,136)	1,468	15,055	16,523	(7,239)	1988	09/09/05	5 to 29 Years
NAPA	North Little Rock, AR	(a)	244	311	—	—	244	311	555	(56)	2001	03/31/14	2 to 30 Years
National Paintball Supply	Sewell, NJ	(a)	858	8,418	(431)	(3,915)	427	4,503	4,930	(79)	2000	11/17/06	5 to 40 Years
Neighbor's Emergency Center	El Paso, TX	(d)	891	3,555	(716)	(2,867)	175	688	863	—	2015	06/20/16	11 to 50 Years
Neighbor's Emergency Center	Midland, TX	(d)	3,074	2,033	—	—	3,074	2,033	5,107	(119)	2015	06/20/16	11 to 50 Years

Neighbor's Emergency Center	Orange, TX	(d)	389	2,090	—	—	389	2,090	2,479	(105)	2015	06/20/16	10 to 50 Years
Neighbor's Emergency Center	Tyler, TX	(d)	1,527	2,374	(997)	(1,569)	530	805	1,335	—	2015	06/20/16	11 to 50 Years
NextCare Urgent Care	Round Rock, TX	(d)	271	728	—	—	271	728	999	(88)	1985	08/18/14	8 to 40 Years
Norms	Huntington Park, CA	(a)	1,822	1,211	—	—	1,822	1,211	3,033	(179)	1957	12/19/14	15 to 30 Years
Norms	Bellflower, CA	(a)	1,284	1,636	—	—	1,284	1,636	2,920	(209)	1970	12/19/14	15 to 30 Years
Norms	Whittier, CA	(a)	1,439	1,874	—	—	1,439	1,874	3,313	(199)	1991	12/19/14	15 to 40 Years
Norms	Torrance, CA	(a)	3,509	2,754	—	—	3,509	2,754	6,263	(308)	1998	12/19/14	15 to 40 Years
Norms	Claremont, CA	(a)	2,764	2,919	—	—	2,764	2,919	5,683	(360)	2011	12/19/14	15 to 40 Years
Norms	Santa Ana, CA	(a)	2,112	1,501	—	—	2,112	1,501	3,613	(206)	1976	12/19/14	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Norms	Downey, CA	(a)	2,329	2,526	—	—	2,329	2,526	4,855	(278)	1993	12/19/14	15 to 40 Years
Norms	Riverside, CA	(a)	1,988	1,211	—	—	1,988	1,211	3,199	(204)	2002	12/19/14	15 to 30 Years
Norms	Pico Rivera, CA	(a)	2,785	3,126	—	—	2,785	3,126	5,911	(346)	2014	12/19/14	15 to 40 Years
Norms	Bellflower, CA	(a)	1,273	1,501	—	—	1,273	1,501	2,774	(138)	1981	12/19/14	15 to 50 Years
Northern Tool & Equipment	Blaine, MN	(d)	1,728	3,437	—	—	1,728	3,437	5,165	(525)	2006	07/17/13	8 to 43 Years
Office Depot	Dayton, OH	(d)	710	2,417	—	—	710	2,417	3,127	(331)	2005	07/17/13	8 to 47 Years
Office Depot	Greenville, MS	(d)	583	2,315	—	—	583	2,315	2,898	(371)	2000	07/17/13	1 to 35 Years
Office Depot	Oxford, MS	(d)	1,625	1,024	—	—	1,625	1,024	2,649	(245)	2006	07/17/13	9 to 33 Years
Office Depot	Enterprise, AL	(d)	675	2,239	—	—	675	2,239	2,914	(333)	2006	07/17/13	8 to 43 Years
Office Depot	Benton, AR	(d)	1,236	1,926	—	—	1,236	1,926	3,162	(335)	2001	07/17/13	3 to 38 Years
Office Depot	Laurel, MS	(d)	401	2,164	—	300	401	2,464	2,865	(352)	2002	07/17/13	3 to 35 Years
Office Depot	Morrisville, NC	(d)	408	2,732	—	—	408	2,732	3,140	(354)	2008	07/17/13	11 to 47 Years
Office Depot	Balcones Heights, TX	(c)	1,888	2,117	—	—	1,888	2,117	4,005	(328)	2009	07/17/13	11 to 46 Years
Office Max	Orangeburg, SC	(d)	621	2,208	—	—	621	2,208	2,829	(308)	1999	07/17/13	0 to 45 Years
Ogden Clinic	Ogden, UT	(d)	597	2,331	—	—	597	2,331	2,928	(378)	1985	08/18/14	7 to 30 Years
Ojos Locos Sports Cantina	San Antonio, TX	(a)	1,204	519	—	—	1,204	519	1,723	(65)	1993	09/26/13	30 to 30 Years
Ojos Locos Sports Cantina	El Paso, TX	(d)	1,725	1,470	—	—	1,725	1,470	3,195	(189)	2014	04/15/15	15 to 30 Years
Old Mexico Cantina	Gadsden, AL	(a)	626	1,439	(229)	(506)	397	933	1,330	(324)	2007	12/21/07	10 to 50 Years
Old Time Pottery	Fairview Heights, IL	(d)	1,418	2,383	—	521	1,418	2,904	4,322	(1,456)	1990	07/17/13	0 to 10 Years
Old Time Pottery	Foley, AL	(d)	1,240	2,983	—	—	1,240	2,983	4,223	(494)	1994	05/08/15	9 to 20 Years
Old Time Pottery	Murfreesboro, TN	(d)	3,413	6,727	—	—	3,413	6,727	10,140	(1,080)	1985	02/25/15	9 to 20 Years
Oregano's Pizza Bistro	Phoenix, AZ	(a)	787	663	—	—	787	663	1,450	(236)	1964	10/28/11	14 to 29 Years
Oregano's Pizza Bistro	Mesa, AZ	(a)	675	911	—	—	675	911	1,586	(241)	1978	10/28/11	14 to 39 Years
Oregano's Pizza Bistro	Gilbert, AZ	(a)	643	1,669	—	—	643	1,669	2,312	(363)	2006	10/28/11	14 to 39 Years
O'Reilly Auto Parts	Dallas, TX	(d)	3,975	—	—	—	3,975	—	3,975	—	(f)	07/17/13	(f)
O'Reilly Auto Parts	Warren, AR	(a)	217	375	—	—	217	375	592	(76)	2006	03/31/14	13 to 30 Years
O'Reilly Auto Parts	Pea Ridge, AR	(a)	217	—	—	—	217	—	217	—	(f)	03/31/14	(f)

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Orscheln Farm and Home	Mountain Home, AR	(a)	944	690	—	—	944	690	1,634	(309)	1977	03/31/14	6 to 15 Years
Orscheln Farm and Home	Pocahontas, AR	(a)	361	471	—	—	361	471	832	(150)	1986	03/31/14	7 to 20 Years
Pawn I	Spokane, WA	(d)	970	1,945	—	—	970	1,945	2,915	(142)	1994	07/31/15	15 to 40 Years
Pawn I	Caldwell, ID	(d)	470	1,739	—	—	470	1,739	2,209	(108)	2009	07/31/15	15 to 50 Years
Pep Boys	Clarksville, IN	(b)	1,055	1,758	—	—	1,055	1,758	2,813	(373)	1993	07/17/13	8 to 30 Years
Pep Boys	El Centro, CA	(b)	1,295	1,504	—	—	1,295	1,504	2,799	(330)	1998	07/17/13	9 to 33 Years
Pep Boys	Frederick, MD	(b)	1,571	2,529	—	—	1,571	2,529	4,100	(413)	1987	07/17/13	9 to 40 Years
Pep Boys	Hampton, VA	(b)	1,662	2,974	—	—	1,662	2,974	4,636	(579)	1993	07/17/13	9 to 35 Years
Pep Boys	Lakeland, FL	(b)	1,204	1,917	—	—	1,204	1,917	3,121	(333)	1991	07/17/13	7 to 38 Years
Pep Boys	Orem, UT	(b)	1,224	2,132	—	—	1,224	2,132	3,356	(359)	1990	07/17/13	9 to 40 Years
Pep Boys	Pasadena, TX	(b)	1,224	4,263	—	—	1,224	4,263	5,487	(631)	1995	07/17/13	9 to 40 Years
Pep Boys	Tamarac, FL	(b)	1,407	2,660	—	—	1,407	2,660	4,067	(409)	1997	07/17/13	7 to 39 Years
Pep Boys	West Warwick, RI	(b)	1,323	2,917	—	—	1,323	2,917	4,240	(477)	1993	07/17/13	9 to 41 Years
Pep Boys	Albuquerque, NM	(b)	885	2,998	—	—	885	2,998	3,883	(453)	1990	07/17/13	7 to 35 Years
Pep Boys	Arlington Heights, IL	(b)	1,530	5,354	—	—	1,530	5,354	6,884	(802)	1995	07/17/13	9 to 36 Years
Pep Boys	Colorado Springs, CO	(b)	1,335	1,587	—	—	1,335	1,587	2,922	(476)	1994	07/17/13	7 to 26 Years
Perkins Family Restaurant	Middleburg Heights, OH	(a)	1,456	793	—	—	1,456	793	2,249	(386)	1987	02/06/07	15 to 30 Years
Perkins Family Restaurant	Ashtabula, OH	(a)	865	244	—	—	865	244	1,109	(177)	1975	02/06/07	15 to 30 Years
Perkins Family Restaurant	Erie, PA	(a)	575	740	—	—	575	740	1,315	(350)	1974	02/06/07	15 to 30 Years
Perkins Family Restaurant	Indiana, PA	(a)	331	323	—	—	331	323	654	(199)	1982	02/06/07	15 to 30 Years
Perkins Family Restaurant	Canfield, OH	(a)	449	644	92	—	541	644	1,185	(321)	1973	02/06/07	15 to 30 Years
Perkins Family Restaurant	Warren, PA	(a)	383	427	—	—	383	427	810	(260)	1970	02/06/07	15 to 30 Years
Perkins Family Restaurant	Erie, PA	(a)	463	565	—	—	463	565	1,028	(287)	1973	02/06/07	15 to 30 Years
Perkins Family Restaurant	Grove City, PA	(a)	531	495	—	—	531	495	1,026	(272)	1976	02/06/07	15 to 30 Years
Perkins Family Restaurant	Clarion, PA	(a)	426	653	—	—	426	653	1,079	(337)	1976	02/06/07	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Perkins Family Restaurant	Meadville, PA	(a)	981	1,056	—	—	981	1,056	2,037	(481)	1983	02/06/07	15 to 30 Years
Perkins Family Restaurant	Edinboro, PA	(a)	384	350	—	—	384	350	734	(224)	1973	02/06/07	15 to 30 Years
Perkins Family Restaurant	Warren, OH	(a)	973	640	—	—	973	640	1,613	(324)	1999	02/06/07	15 to 30 Years
Perkins Family Restaurant	Erie, PA	(a)	855	147	—	—	855	147	1,002	(153)	1973	02/06/07	15 to 30 Years
Perkins Family Restaurant	Bradford, PA	(a)	368	255	—	—	368	255	623	(167)	1977	02/06/07	15 to 30 Years
Perkins Family Restaurant	Olean, NY	(a)	355	663	—	—	355	663	1,018	(333)	1977	02/06/07	15 to 30 Years
Perkins Family Restaurant	Corry, PA	(a)	411	279	—	—	411	279	690	(202)	1977	02/06/07	15 to 30 Years
Perkins Family Restaurant	Austintown, OH	(a)	1,106	450	—	—	1,106	450	1,556	(254)	1991	02/06/07	15 to 30 Years
Perkins Family Restaurant	Canton, OH	(a)	1,325	781	—	—	1,325	781	2,106	(378)	1989	02/06/07	15 to 30 Years
Perkins Family Restaurant	Youngstown, OH	(a)	1,560	557	—	—	1,560	557	2,117	(296)	1985	02/06/07	15 to 30 Years
Perkins Family Restaurant	Titusville, PA	(a)	247	438	—	—	247	438	685	(226)	1976	04/29/11	11 to 26 Years
Perkins Family Restaurant	Brooklyn, OH	(d)	1,226	672	(152)	(672)	1,074	—	1,074	—	(f)	02/06/07	(f)
Perkins Family Restaurant	Hermitage, PA	(d)	604	717	—	—	604	717	1,321	(370)	1978	02/06/07	10 to 25 Years
Perkins Family Restaurant	Ashland, OH	(b)	294	642	—	—	294	642	936	(186)	1971	03/18/13	13 to 20 Years
PetSmart	McCarran, NV	(d)	8,333	37,763	—	—	8,333	37,763	46,096	(6,518)	2008	07/17/13	8 to 40 Years
PetSmart	Chattanooga, TN	(c)	1,689	2,837	—	—	1,689	2,837	4,526	(444)	1996	07/17/13	8 to 40 Years
PetSmart	Daytona Beach, FL	(c)	775	3,880	—	—	775	3,880	4,655	(518)	1996	07/17/13	8 to 42 Years
PetSmart	Fredericksburg, VA	(c)	1,783	3,491	—	—	1,783	3,491	5,274	(512)	1997	07/17/13	8 to 44 Years
Pier1 Imports	St. Louis, MO	(a)	785	1,023	—	—	785	1,023	1,808	(148)	1996	08/30/13	15 to 40 Years
Pike Nursery	Alpharetta, GA	(a)	2,497	2,160	—	—	2,497	2,160	4,657	(1,255)	1994	07/01/05	15 to 30 Years
Pike Nursery	Marietta, GA	(a)	4,675	854	—	—	4,675	854	5,529	(816)	1996	07/01/05	15 to 30 Years
Pike Nursery	Atlanta, GA	(a)	4,863	815	—	—	4,863	815	5,678	(785)	1970	07/01/05	15 to 20 Years
Pike Nursery	Alpharetta, GA	(a)	4,079	1,948	—	—	4,079	1,948	6,027	(1,583)	1983	07/01/05	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Pike Nursery	Marietta, GA	(a)	2,610	865	—	—	2,610	865	3,475	(785)	1977	07/01/05	15 to 20 Years
Pine Creek Medical Center	Dallas, TX	(a)	1,633	21,835	—	2,019	1,633	23,854	25,487	(5,631)	2005	08/29/05	15 to 50 Years
Pine Creek Medical Center	Dallas, TX	(a)	1,915	9,150	—	—	1,915	9,150	11,065	(1,807)	2006	03/28/13	11 to 50 Years
Pioneer Hi-Bred	Maxton, NC	(d)	870	6,961	—	29	870	6,990	7,860	(230)	2016	12/16/16	9 to 40 Years
Pizza Hut	Evansville, IN	(a)	270	231	—	—	270	231	501	(80)	2000	06/25/04	30 to 30 Years
Pizza Hut	Owensboro, KY	(a)	250	502	—	—	250	502	752	(174)	1991	06/25/04	30 to 30 Years
Pizza Hut	Madill, OK	(a)	352	648	—	—	352	648	1,000	(785)	1972	06/25/04	10 to 15 Years
Pizza Hut	Geneva, AL	(a)	522	570	—	—	522	570	1,092	(664)	1990	06/25/04	10 to 15 Years
Pizza Hut	Blakely, GA	(a)	288	744	—	—	288	744	1,032	(520)	1987	06/25/04	15 to 20 Years
Pizza Hut	Mayfield, KY	(a)	307	596	—	—	307	596	903	(372)	1997	06/25/04	15 to 30 Years
Pizza Hut	Salem, IL	(a)	271	218	—	—	271	218	489	(125)	2000	07/28/04	15 to 30 Years
Pizza Hut	Burlington, IA	(a)	304	588	—	—	304	588	892	(314)	1996	09/23/05	15 to 30 Years
Pizza Hut	Dubuque, IA	(a)	479	298	—	—	479	298	777	(393)	1970	09/23/05	10 to 15 Years
Pizza Hut	Tipton, IA	(a)	240	408	—	—	240	408	648	(520)	1991	09/23/05	10 to 15 Years
Pizza Hut	Dyersville, IA	(a)	267	513	—	—	267	513	780	(394)	1983	09/23/05	14 to 20 Years
Pizza Hut	Independence, IA	(a)	223	473	—	—	223	473	696	(554)	1976	09/23/05	10 to 15 Years

Pizza Hut	Manchester, IA	(a)	351	495	—	—	351	495	846	(578)	1977	09/23/05	10 to 15 Years
Pizza Hut	Rock Falls, IL	(a)	314	631	—	—	314	631	945	(324)	1995	09/23/05	15 to 30 Years
Pizza Hut	De Witt, IA	(a)	248	333	—	—	248	333	581	(264)	1984	09/23/05	15 to 20 Years
Pizza Hut	Vandalia, IL	(a)	409	202	—	—	409	202	611	(358)	1977	09/23/05	10 to 15 Years
Pizza Hut	Charleston, IL	(a)	272	220	—	—	272	220	492	(248)	1986	09/23/05	10 to 15 Years
Pizza Hut	Effingham, IL	(a)	357	228	—	—	357	228	585	(299)	1973	09/23/05	10 to 15 Years
Pizza Hut	Maquoketa, IA	(a)	184	90	—	—	184	90	274	(149)	1973	09/23/05	10 to 15 Years
Pizza Hut	Taylorville, IL	(a)	154	352	—	—	154	352	506	(380)	1980	09/23/05	10 to 15 Years
Pizza Hut	Decorah, IA	(a)	207	91	—	—	207	91	298	(120)	1985	09/23/05	10 to 15 Years
Pizza Hut	Vinton, IA	(a)	121	114	—	—	121	114	235	(181)	1978	09/23/05	10 to 15 Years
Pizza Hut	Creston, IA	(a)	103	180	—	—	103	180	283	(214)	1974	12/15/05	10 to 15 Years
Pizza Hut	New Cumberland, PA	(a)	634	278	—	176	634	454	1,088	(336)	1990	01/30/06	15 to 20 Years
Pizza Hut	Ephrata, PA	(a)	685	231	—	—	685	231	916	(210)	1978	01/30/06	15 to 20 Years
Pizza Hut	Harrisburg, PA	(a)	762	241	—	176	762	417	1,179	(336)	1977	01/30/06	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Pizza Hut	Lebanon, PA	(a)	616	316	—	176	616	492	1,108	(348)	1980	01/30/06	15 to 20 Years
Pizza Hut	Mechanicsburg, PA	(a)	801	481	—	—	801	481	1,282	(363)	1995	01/30/06	15 to 20 Years
Pizza Hut	Harrisburg, PA	(a)	611	239	—	—	611	239	850	(283)	1978	01/30/06	15 to 20 Years
Pizza Hut	Harrisburg, PA	(a)	423	307	—	—	423	307	730	(189)	1973	01/30/06	15 to 20 Years
Pizza Hut	Lancaster, PA	(a)	308	161	—	—	308	161	469	(127)	1977	07/25/06	15 to 30 Years
Pizza Hut	Hyattsville, MD	(a)	702	245	—	—	702	245	947	(184)	1985	11/27/06	15 to 20 Years
Pizza Hut	Walkersville, MD	(a)	381	238	—	68	381	306	687	(182)	1985	11/27/06	11 to 20 Years
Pizza Hut	Hagerstown, MD	(a)	546	342	—	68	546	410	956	(246)	1975	11/27/06	11 to 20 Years
Pizza Hut	Silver Spring, MD	(a)	1,008	251	—	—	1,008	251	1,259	(202)	1983	11/27/06	15 to 20 Years
Pizza Hut	Frederick, MD	(a)	440	236	—	5	440	241	681	(153)	1977	11/27/06	11 to 20 Years
Pizza Hut	Bowie, MD	(a)	333	173	—	200	333	373	706	(257)	1983	11/27/06	15 to 20 Years
Pizza Hut	Thurmont, MD	(a)	857	307	—	68	857	375	1,232	(245)	1985	11/27/06	11 to 20 Years
Pizza Hut	Lanham, MD	(a)	302	193	—	200	302	393	695	(211)	1980	11/27/06	13 to 20 Years
Pizza Hut	Reston, VA	(a)	1,033	193	—	—	1,033	193	1,226	(154)	1977	11/27/06	15 to 20 Years
Pizza Hut	Emmitsburg, MD	(a)	141	182	—	—	141	182	323	(115)	1981	11/27/06	15 to 20 Years
Pizza Hut	Clinton, MD	(a)	300	193	—	200	300	393	693	(208)	1980	11/27/06	13 to 20 Years
Pizza Hut	Upper Marlboro, MD	(a)	290	172	—	—	290	172	462	(151)	1983	11/27/06	15 to 20 Years
Pizza Hut	Burlington, IA	(a)	318	484	—	—	318	484	802	(265)	2006	12/04/06	15 to 30 Years
Pizza Hut	Alexandria, VA	(a)	1,024	202	—	12	1,024	214	1,238	(164)	1979	12/19/06	11 to 20 Years
Pizza Hut	Culpeper, VA	(a)	367	169	—	—	367	169	536	(128)	1977	12/19/06	15 to 20 Years
Pizza Hut	Warrenton, VA	(a)	378	254	—	—	378	254	632	(188)	1985	12/19/06	14 to 20 Years
Pizza Hut	Powell, TN	(a)	252	377	—	176	252	553	805	(278)	1982	11/02/07	15 to 30 Years
Pizza Hut	Sweetwater, TN	(a)	231	307	—	—	231	307	538	(171)	1979	11/02/07	15 to 30 Years
Pizza Hut	Knoxville, TN	(a)	296	343	—	176	296	519	815	(253)	1978	11/02/07	15 to 30 Years
Pizza Hut	Chattanooga, TN	(a)	352	246	—	—	352	246	598	(198)	1984	11/02/07	15 to 30 Years
Pizza Hut	Clinton, TN	(a)	417	293	—	—	417	293	710	(190)	1994	11/02/07	15 to 30 Years
Pizza Hut	Ringgold, GA	(a)	387	374	—	—	387	374	761	(196)	1990	11/02/07	15 to 30 Years
Pizza Hut	LaFayette, GA	(a)	246	434	—	176	246	610	856	(292)	1991	11/02/07	15 to 30 Years
Pizza Hut	Trenton, GA	(a)	300	227	—	—	300	227	527	(157)	1991	11/02/07	15 to 30 Years
Pizza Hut	Knoxville, TN	(a)	172	700	—	—	172	700	872	(278)	1991	11/02/07	15 to 30 Years
Pizza Hut	Alcoa, TN	(a)	228	219	—	—	228	219	447	(125)	1982	11/02/07	15 to 30 Years
Pizza Hut	Chatsworth, GA	(a)	213	558	—	—	213	558	771	(258)	1979	11/02/07	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Pizza Hut	Crossville, TN	(a)	220	288	—	176	220	464	684	(245)	1978	11/02/07	15 to 30 Years
Pizza Hut	Harriman, TN	(a)	314	143	—	176	314	319	633	(194)	1979	11/02/07	15 to 30 Years
Pizza Hut	Soddy Daisy, TN	(a)	316	405	—	—	316	405	721	(214)	1989	11/02/07	15 to 30 Years
Pizza Hut	Athens, TN	(a)	197	341	—	176	197	517	714	(262)	1977	11/02/07	15 to 30 Years
Pizza Hut	Alcoa, TN	(a)	483	318	—	—	483	318	801	(188)	1978	11/02/07	15 to 30 Years
Pizza Hut	Dayton, TN	(a)	308	291	—	176	308	467	775	(244)	1979	11/02/07	15 to 30 Years
Pizza Hut	Kimball, TN	(a)	367	283	—	176	367	459	826	(247)	1987	11/02/07	15 to 30 Years
Pizza Hut	Duluth, MN	(a)	74	423	—	—	74	423	497	(148)	1915	05/24/05	15 to 30 Years
Pizza Hut	Lakeville, MN	(a)	342	439	—	80	342	519	861	(196)	1988	05/24/05	15 to 30 Years
Pizza Hut	Woodbury, MN	(a)	555	411	(146)	(16)	409	395	804	(162)	1987	05/24/05	15 to 30 Years
Planet Fitness	Chicago, IL	(a)	1,009	2,965	—	—	1,009	2,965	3,974	(397)	2007	12/09/13	14 to 40 Years
Planet Fitness	Phoenix, AZ	(d)	642	2,245	—	—	642	2,245	2,887	(290)	1988	09/30/14	14 to 30 Years
Planet Fitness	Mesquite, TX	(d)	601	1,770	—	—	601	1,770	2,371	(191)	1986	01/15/16	8 to 30 Years
Planet Fitness	Burnsville, MN	(b)	1,461	1,597	—	22	1,461	1,619	3,080	(195)	1978	04/15/16	8 to 20 Years
Popeye's Chicken & Biscuits	Baton Rouge, LA	(a)	565	286	—	—	565	286	851	(251)	1991	06/25/04	15 to 20 Years
Popeye's Chicken & Biscuits	San Antonio, TX	(a)	517	373	—	—	517	373	890	(221)	2002	09/25/06	15 to 30 Years
Popeye's Chicken & Biscuits	Tempe, AZ	(a)	480	361	—	—	480	361	841	(211)	2003	09/25/06	15 to 30 Years
Popeye's Chicken & Biscuits	San Antonio, TX	(a)	349	429	—	—	349	429	778	(289)	1983	09/25/06	15 to 20 Years
Popeye's Chicken & Biscuits	San Antonio, TX	(a)	428	339	—	—	428	339	767	(205)	2001	09/25/06	15 to 30 Years
Popeye's Chicken & Biscuits	San Antonio, TX	(a)	539	300	—	—	539	300	839	(221)	2001	09/25/06	15 to 30 Years
Popeye's Chicken & Biscuits	Houston, TX	(a)	592	302	—	—	592	302	894	(197)	1979	09/28/06	15 to 20 Years
Popeye's Chicken & Biscuits	Lafayette, LA	(a)	300	779	—	—	300	779	1,079	(128)	1972	10/30/13	15 to 30 Years
Popeye's Chicken & Biscuits	Opelousas, LA	(a)	419	659	—	—	419	659	1,078	(119)	1968	10/30/13	15 to 30 Years
Popeye's Chicken & Biscuits	Bartlett, TN	(a)	411	—	—	—	411	—	411	—	(f)	10/30/13	(f)
Popeye's Chicken & Biscuits	Memphis, TN	(a)	320	—	—	—	320	—	320	—	(f)	10/30/13	(f)

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Popeye's Chicken & Biscuits	Holly Springs, MS	(a)	116	—	—	—	116	—	116	—	(f)	10/30/13	(f)
Popeye's Chicken & Biscuits	Collierville, TN	(a)	539	—	—	—	539	—	539	—	(f)	10/30/13	(f)
Popeye's Chicken & Biscuits	Nashville, TN	(a)	264	—	—	—	264	—	264	—	(f)	10/30/13	(f)
Popeye's Chicken & Biscuits	Horn Lake, MS	(a)	231	—	—	—	231	—	231	—	(f)	10/30/13	(f)
Popeye's Chicken & Biscuits	Nashville, TN	(a)	538	—	—	—	538	—	538	—	(f)	10/30/13	(f)
Popeye's Chicken & Biscuits	Baton Rouge, LA	(a)	594	417	—	—	594	417	1,011	(331)	1979	06/25/04	15 to 20 Years
Popeye's Chicken & Biscuits	Port Allen, LA	(a)	521	575	—	—	521	575	1,096	(344)	1997	09/24/04	15 to 30 Years
Popeye's Chicken & Biscuits	Baton Rouge, LA	(a)	472	642	—	—	472	642	1,114	(319)	1987	09/24/04	15 to 30 Years
Popeye's Chicken & Biscuits	Miami, FL	(a)	602	14	—	—	602	14	616	(202)	1978	09/24/04	10 to 15 Years
Popeye's Chicken & Biscuits	Miami, FL	(a)	596	105	—	—	596	105	701	(165)	1978	09/24/04	10 to 15 Years
Popeye's Chicken & Biscuits	Deerfield Beach, FL	(a)	668	295	—	—	668	295	963	(178)	1970	09/24/04	15 to 30 Years
Popeye's Chicken & Biscuits	Fort Lauderdale, FL	(a)	601	121	—	—	601	121	722	(218)	1984	09/24/04	10 to 15 Years
Popeye's Chicken & Biscuits	Pensacola, FL	(a)	860	291	—	—	860	291	1,151	(422)	1977	07/28/04	10 to 15 Years
Popeye's Chicken & Biscuits	St. Louis, MO	(a)	503	651	—	—	503	651	1,154	(427)	1976	09/24/04	15 to 20 Years
Popeye's Chicken & Biscuits	St. Louis, MO	(a)	828	351	—	—	828	351	1,179	(332)	1986	09/24/04	15 to 20 Years
Popeye's Chicken & Biscuits	Fort Pierce, FL	(a)	667	184	—	—	667	184	851	(153)	1999	09/24/04	15 to 30 Years
Popeye's Chicken & Biscuits	Lauderdale Lakes, FL	(a)	411	346	—	—	411	346	757	(165)	1998	12/29/06	15 to 30 Years
Primanti Bros.	Avon, IN	(a)	899	614	—	188	899	802	1,701	(123)	2014	10/31/14	14 to 30 Years
Primanti Bros.	Indianapolis, IN	(a)	590	633	—	—	590	633	1,223	(125)	2014	10/31/14	14 to 30 Years
PriMed Physicians	Beavercreek, OH	(d)	559	1,420	—	—	559	1,420	1,979	(216)	1985	08/18/14	7 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Progressive Medical Center	Dunwoody, GA	(d)	1,061	4,556	—	22	1,061	4,578	5,639	(250)	1988	10/27/16	2 to 40 Years
Promedica Physicians Eyecare	Monroe, MI	(d)	728	3,440	—	—	728	3,440	4,168	(575)	2002	08/18/14	9 to 30 Years
Rainbow Kids Clinic	Clarksville, TN	(a)	978	2,718	—	—	978	2,718	3,696	(262)	2011	12/04/14	15 to 40 Years
Rally's	New Albany, IN	(a)	497	278	—	—	497	278	775	(190)	1992	09/24/04	15 to 30 Years
Rally's	Louisville, KY	(a)	334	251	—	—	334	251	585	(159)	1991	09/24/04	15 to 20 Years
Rally's	Florence, KY	(a)	524	209	—	—	524	209	733	(184)	1992	09/24/04	15 to 30 Years
Rally's	Marion, IN	(a)	503	153	—	—	503	153	656	(147)	1990	09/24/04	15 to 20 Years
Raymour & Flanigan Furniture	Horseheads, NY	(a)	1,376	12,506	—	—	1,376	12,506	13,882	(611)	2005	10/06/15	15 to 50 Years
Raymour & Flanigan Furniture	Johnson City, NY	(a)	1,459	10,433	—	—	1,459	10,433	11,892	(653)	1978	10/06/15	15 to 40 Years

RBG Eye Associates	Sherman, TX	(a)	1,249	4,713	—	—	1,249	4,713	5,962	(362)	2013	06/30/15	15 to 40 Years
Red Lobster	Albany, GA	(d)	744	1,340	—	—	744	1,340	2,084	(181)	1971	12/23/14	15 to 30 Years
Red Lobster	Columbus, GA	(d)	876	1,243	—	—	876	1,243	2,119	(173)	2003	12/23/14	15 to 30 Years
Red Lobster	Aurora, CO	(d)	1,151	1,742	—	—	1,151	1,742	2,893	(190)	1974	12/23/14	15 to 40 Years
Red Lobster	Bloomington, IL	(d)	662	1,029	—	—	662	1,029	1,691	(142)	1975	12/23/14	15 to 30 Years
Red Lobster	Durham, NC	(d)	1,477	1,661	—	—	1,477	1,661	3,138	(235)	1978	12/23/14	15 to 30 Years
Red Lobster	Beachwood, OH	(d)	1,080	1,773	—	—	1,080	1,773	2,853	(198)	1977	12/23/14	15 to 40 Years
Red Lobster	Syracuse, NY	(d)	734	1,518	—	—	734	1,518	2,252	(219)	1981	12/23/14	15 to 30 Years
Red Lobster	Bradley, IL	(d)	1,610	1,783	—	—	1,610	1,783	3,393	(268)	1991	12/23/14	15 to 30 Years
Red Lobster	Meadville, PA	(d)	652	1,284	—	—	652	1,284	1,936	(198)	1991	12/23/14	15 to 30 Years
Red Lobster	Oxford, AL	(d)	489	1,212	—	—	489	1,212	1,701	(168)	1991	12/23/14	15 to 30 Years
Red Lobster	Findlay, OH	(d)	958	1,029	—	—	958	1,029	1,987	(154)	1991	12/23/14	15 to 30 Years
Red Lobster	Adrian, MI	(d)	652	1,233	—	—	652	1,233	1,885	(166)	1991	12/23/14	15 to 30 Years
Red Lobster	Salina, KS	(d)	764	1,100	—	—	764	1,100	1,864	(167)	1994	12/23/14	15 to 30 Years
Red Lobster	Tifton, GA	(d)	642	1,009	—	—	642	1,009	1,651	(120)	1995	12/23/14	15 to 40 Years
Red Lobster	Council Bluffs, IA	(d)	1,070	703	—	—	1,070	703	1,773	(115)	1995	12/23/14	15 to 30 Years
Red Lobster	Stillwater, OK	(d)	611	1,447	—	—	611	1,447	2,058	(163)	1995	12/23/14	15 to 30 Years
Red Lobster	Monroe, MI	(d)	927	897	—	—	927	897	1,824	(159)	1996	12/23/14	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Red Lobster	Tullahoma, TN	(d)	520	886	—	—	520	886	1,406	(111)	1996	12/23/14	15 to 40 Years
Red Lobster	Lewiston, ID	(d)	1,080	866	—	—	1,080	866	1,946	(146)	1996	12/23/14	15 to 30 Years
Red Lobster	Indianapolis, IN	(d)	418	1,223	—	—	418	1,223	1,641	(132)	1992	12/23/14	15 to 30 Years
Red Lobster	Waterford, MI	(d)	761	1,958	—	—	761	1,958	2,719	(197)	1997	02/10/15	15 to 40 Years
Red Lobster	Paducah, KY	(d)	1,485	2,407	—	69	1,485	2,476	3,961	(96)	2013	12/22/16	13 to 40 Years
Red Lobster	Winston-Salem, NC	(d)	1,707	1,873	—	—	1,707	1,873	3,580	(74)	1998	12/22/16	13 to 40 Years
Red Lobster	Rockford, IL	(d)	1,348	2,842	—	—	1,348	2,842	4,190	(109)	1977	12/22/16	13 to 40 Years
Red Lobster	Zanesville, OH	(d)	1,088	2,218	—	—	1,088	2,218	3,306	(112)	1992	12/22/16	11 to 30 Years
Red Lobster	Monroeville, PA	(d)	1,677	3,508	—	—	1,677	3,508	5,185	(159)	2009	12/22/16	12 to 30 Years
Red Lobster	Duluth, GA	(d)	1,913	4,576	—	—	1,913	4,576	6,489	(151)	1984	12/22/16	13 to 40 Years
Red Mesa Grill	Traverse City, MI	(d)	651	1,255	—	—	651	1,255	1,906	(119)	2004	11/09/15	15 to 30 Years
Red Mesa Grill	Boyne City, MI	(d)	69	938	—	—	69	938	1,007	(69)	1997	11/09/15	15 to 30 Years
Red Mesa Grill	Elk Rapids, MI	(d)	227	947	—	—	227	947	1,174	(76)	1998	11/09/15	15 to 30 Years
Red Robin Gourmet Burgers	Gurnee, IL	(a)	586	619	—	—	586	619	1,205	(424)	1995	06/25/04	15 to 20 Years
Regal Cinemas	Martinsburg, WV	(a)	2,450	3,528	—	—	2,450	3,528	5,978	(1,794)	1998	09/30/05	12 to 30 Years
Regal Cinemas	Fenton, MO	(a)	2,792	5,982	—	—	2,792	5,982	8,774	(833)	2008	09/29/14	13 to 40 Years
Regal Cinemas	Lebanon, PA	(a)	747	4,295	—	—	747	4,295	5,042	(527)	2006	09/29/14	13 to 30 Years
Regal Cinemas	Massillon, OH	(a)	1,767	2,667	—	1,600	1,767	4,267	6,034	(582)	2005	09/29/14	13 to 30 Years
Regal Cinemas	Nitro, WV	(a)	1,816	3,068	—	—	1,816	3,068	4,884	(573)	2005	09/29/14	13 to 30 Years
Regal Cinemas	Dickson City, PA	(a)	4,198	5,269	—	—	4,198	5,269	9,467	(1,111)	2010	09/29/14	13 to 30 Years
Regal Cinemas	Simpsonville, SC	(a)	1,862	5,453	—	—	1,862	5,453	7,315	(775)	2010	09/29/14	13 to 40 Years
Regal Cinemas	Carrollton, GA	(d)	1,879	5,868	—	—	1,879	5,868	7,747	(606)	2005	12/30/14	15 to 40 Years
Regal Cinemas	Dawsonville, GA	(d)	1,859	4,207	—	—	1,859	4,207	6,066	(469)	2005	12/30/14	15 to 40 Years
Regal Cinemas	Gainesville, GA	(d)	2,278	8,684	—	—	2,278	8,684	10,962	(807)	1996	12/30/14	15 to 40 Years
Regal Cinemas	Woodstock, GA	(d)	2,798	5,057	—	—	2,798	5,057	7,855	(632)	1997	12/30/14	15 to 30 Years
Regal Cinemas	Griffin, GA	(d)	1,239	3,188	—	—	1,239	3,188	4,427	(455)	2005	12/30/14	15 to 30 Years
Regal Cinemas	Omaha, NE	(d)	2,254	4,249	—	—	2,254	4,249	6,503	(578)	2006	03/26/15	12 to 30 Years
Regal Cinemas	Avon, IN	(d)	3,388	2,967	—	3,651	3,388	6,618	10,006	(860)	1995	03/01/16	4 to 30 Years
Regal Cinemas	Bowie, MD	(d)	7,138	5,936	—	23	7,138	5,959	13,097	(368)	1998	11/23/16	8 to 40 Years
Renn Kirby Chevrolet Buick	Gettysburg, PA	(a)	1,385	3,259	—	—	1,385	3,259	4,644	(1,575)	2005	02/16/07	5 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Repair One	Port Orange, FL	(a)	599	967	—	35	599	1,002	1,601	(67)	1997	06/24/16	13 to 30 Years
Rick Johnson Auto & Tire	Naples, FL	(a)	249	265	—	—	249	265	514	(65)	1966	10/28/13	9 to 20 Years
Rick Johnson Auto & Tire	Naples, FL	(a)	425	424	—	—	425	424	849	(95)	2006	10/28/13	9 to 30 Years
Rick Johnson Auto & Tire	Estero, FL	(a)	334	571	—	—	334	571	905	(116)	2009	10/28/13	9 to 30 Years
Rick Johnson Auto & Tire	Estero, FL	(a)	394	399	—	—	394	399	793	(94)	2004	10/28/13	9 to 30 Years
Rite Aid	St. Clair Shores, MI	(a)	1,169	761	—	—	1,169	761	1,930	(319)	1991	05/02/05	15 to 30 Years
Rite Aid	Philadelphia, PA	(a)	733	1,087	—	—	733	1,087	1,820	(337)	1993	07/01/05	19 to 40 Years
Rite Aid	Moundsville, WV	(a)	706	1,002	—	—	706	1,002	1,708	(316)	1993	07/01/05	19 to 40 Years
Rite Aid	Oneida, NY	(a)	1,315	1,411	—	—	1,315	1,411	2,726	(443)	1999	07/01/05	19 to 40 Years
Rite Aid	Uhrichsville, OH	(a)	617	2,345	—	—	617	2,345	2,962	(683)	2000	07/01/05	19 to 40 Years
Rite Aid	Buffalo, NY	(a)	681	925	—	—	681	925	1,606	(288)	1993	07/01/05	19 to 40 Years
Rite Aid	Philadelphia, PA	(a)	1,613	1,880	—	—	1,613	1,880	3,493	(574)	1999	07/01/05	19 to 40 Years
Rite Aid	Enterprise, AL	(d)	1,163	1,612	—	—	1,163	1,612	2,775	(308)	2006	07/17/13	11 to 37 Years
Rite Aid	Wauseon, OH	(d)	1,000	2,034	—	—	1,000	2,034	3,034	(361)	2005	07/17/13	12 to 37 Years
Rite Aid	Fremont, OH	(d)	504	1,405	(378)	(1,053)	126	352	478	(14)	1998	07/17/13	4 to 27 Years
Rite Aid	Cleveland, OH	(d)	776	1,158	—	—	776	1,158	1,934	(239)	1998	07/17/13	5 to 30 Years
Rite Aid	Defiance, OH	(d)	645	2,452	—	—	645	2,452	3,097	(407)	2005	07/17/13	11 to 38 Years
Rite Aid	Lansing, MI	(d)	196	1,487	—	—	196	1,487	1,683	(256)	1996	07/17/13	3 to 31 Years
Rite Aid	Glassport, PA	(d)	550	2,471	—	—	550	2,471	3,021	(421)	2006	07/17/13	11 to 37 Years
Rite Aid	Lincolnton, NC	(d)	548	1,537	—	—	548	1,537	2,085	(262)	1998	07/17/13	4 to 37 Years
Rite Aid	Easton, PA	(d)	1,028	3,996	—	—	1,028	3,996	5,024	(580)	2006	07/17/13	12 to 41 Years
Rite Aid	Plains, PA	(d)	1,502	2,611	—	—	1,502	2,611	4,113	(446)	2006	07/17/13	12 to 37 Years
Rite Aid	Lima, OH	(d)	568	3,221	—	—	568	3,221	3,789	(453)	2005	07/17/13	12 to 43 Years
Rite Aid	Fredericksburg, VA	(d)	1,426	2,077	—	—	1,426	2,077	3,503	(361)	2006	07/17/13	14 to 37 Years
Rite Aid	Spartanburg, SC	(d)	1,196	1,671	—	—	1,196	1,671	2,867	(300)	1999	07/17/13	5 to 34 Years
Rite Aid	Hixson, TN	(d)	450	2,025	—	—	450	2,025	2,475	(21)	1997	07/17/13	40 to 40 Years
Ruth's Chris Steakhouse	Metairie, LA	(c)	800	3,016	—	—	800	3,016	3,816	(474)	1964	07/17/13	10 to 30 Years
Ruth's Chris Steakhouse	Sarasota, FL	(b)	2,758	412	—	—	2,758	412	3,170	(176)	2000	07/17/13	12 to 25 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Ryan's	Bowling Green, KY	(b)	934	3,135	(579)	(1,940)	355	1,195	1,550	(70)	1997	07/17/13	10 to 34 Years
Ryan's	Lake Charles, LA	(b)	1,619	1,349	—	—	1,619	1,349	2,968	(389)	1987	07/17/13	10 to 24 Years
Ryan's	Picayune, MS	(b)	1,250	1,409	—	—	1,250	1,409	2,659	(333)	1999	07/17/13	7 to 29 Years
Ryan's	Conroe, TX	(b)	942	3,274	(575)	(2,006)	367	1,268	1,635	(78)	1993	07/17/13	11 to 32 Years
Ryan's	Princeton, WV	(b)	948	2,212	—	—	948	2,212	3,160	(538)	2001	07/17/13	11 to 25 Years
Saisaki Asian Bistro and Sushi	Newport News, VA	(d)	1,184	311	—	—	1,184	311	1,495	(318)	1995	06/25/04	10 to 25 Years
Sanford's Grub & Pub	Dickinson, ND	(a)	616	1,301	—	—	616	1,301	1,917	(464)	2003	12/29/06	15 to 40 Years
Sanford's Grub & Pub	Cheyenne, WY	(d)	277	2,041	—	—	277	2,041	2,318	(1,122)	1928	12/29/06	15 to 20 Years
Serrano's Mexican Restaurant	Mesa, AZ	(d)	422	1,002	—	—	422	1,002	1,424	(163)	1990	06/14/13	15 to 40 Years
Serrano's Mexican Restaurant	Queen Creek, AZ	(d)	609	1,159	—	—	609	1,159	1,768	(208)	2004	06/14/13	15 to 40 Years
Service King	Madison, TN	(a)	662	1,567	—	—	662	1,567	2,229	(197)	2000	03/31/14	14 to 40 Years
Service King	Nashville, TN	(a)	828	1,405	—	—	828	1,405	2,233	(239)	2000	03/31/14	14 to 30 Years
Service King	Clarksville, TN	(a)	658	1,243	—	—	658	1,243	1,901	(195)	2000	03/31/14	14 to 30 Years
Sheffield Pharmaceuticals	Norwich, CT	(d)	627	4,767	—	27	627	4,794	5,421	(288)	1975	06/30/16	4 to 30 Years
Shell	Kimberling City, MO	(d)	173	474	—	9	173	483	656	(15)	1950	03/23/17	15 to 30 Years
Shell	Branson, MO	(d)	1,781	2,864	—	—	1,781	2,864	4,645	(126)	1992	03/23/17	15 to 30 Years
Shell	Joplin, MO	(d)	352	434	—	28	352	462	814	(16)	2008	05/05/17	15 to 40 Years
Shell	Richland, MO	(d)	2,657	1,181	—	—	2,657	1,181	3,838	(142)	1984	05/05/17	10 to 20 Years
Shell	Holiday Island, AR	(d)	222	357	—	—	222	357	579	(16)	2000	05/05/17	10 to 30 Years
Shooters World	Tampa, FL	(d)	1,588	6,134	—	—	1,588	6,134	7,722	(473)	1990	06/05/15	15 to 40 Years
Shopko	Woodsfield, OH	(d)	691	1,009	—	—	691	1,009	1,700	(574)	2000	05/31/06	15 to 30 Years
Shopko	Manistique, MI	(d)	659	1,223	—	—	659	1,223	1,882	(625)	2000	05/31/06	15 to 30 Years
Shopko	Minerva, OH	(d)	1,103	902	—	—	1,103	902	2,005	(647)	2000	05/31/06	15 to 30 Years
Shopko	Burlington, KS	(d)	371	565	—	—	371	565	936	(402)	1990	05/31/06	15 to 20 Years

Shopko	Clarion, IA	(d)	365	812	—	—	365	812	1,177	(415)	2000	05/31/06	15 to 30 Years
Shopko	Mount Ayr, IA	(d)	228	666	—	—	228	666	894	(311)	1995	05/31/06	15 to 30 Years
Shopko	Gallatin, MO	(d)	57	405	—	—	57	405	462	(175)	1990	05/31/06	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Shopko	Memphis, MO	(d)	448	313	—	—	448	313	761	(270)	1983	05/31/06	15 to 20 Years
Shopko	Albany, MO	(d)	66	410	—	—	66	410	476	(171)	1990	05/31/06	15 to 30 Years
Shopko	Powell, WY	(d)	1,264	859	—	—	1,264	859	2,123	(621)	1985	05/31/06	15 to 25 Years
Shopko	Tuscola, IL	(d)	724	897	—	—	724	897	1,621	(543)	2000	05/31/06	15 to 30 Years
Shopko	Rockville, IN	(d)	628	939	—	—	628	939	1,567	(526)	1999	05/31/06	15 to 30 Years
Shopko	Sturgis, SD	(d)	402	717	—	—	402	717	1,119	(471)	1984	05/31/06	15 to 25 Years
Shopko	Attica, IN	(d)	550	1,116	—	—	550	1,116	1,666	(580)	1999	05/31/06	15 to 30 Years
Shopko	Monticello, IL	(d)	641	1,172	—	—	641	1,172	1,813	(603)	1999	05/31/06	15 to 30 Years
Shopko	Clintonville, WI	(d)	495	1,089	—	—	495	1,089	1,584	(690)	1978	05/31/06	15 to 25 Years
Shopko	Lancaster, WI	(d)	581	1,018	—	—	581	1,018	1,599	(534)	1999	05/31/06	15 to 30 Years
Shopko	Perry, IA	(d)	651	1,015	—	—	651	1,015	1,666	(564)	1998	05/31/06	15 to 30 Years
Shopko	Glasgow, MT	(d)	772	1,623	—	—	772	1,623	2,395	(814)	1998	05/31/06	15 to 30 Years
Shopko	Arcadia, WI	(d)	673	983	—	—	673	983	1,656	(616)	2000	05/31/06	15 to 30 Years
Shopko	Lander, WY	(d)	289	589	—	—	289	589	878	(394)	1974	05/31/06	15 to 20 Years
Shopko	Waukon, IA	(d)	604	971	—	—	604	971	1,575	(523)	1998	05/31/06	15 to 30 Years
Shopko	Dyersville, IA	(d)	381	1,082	—	—	381	1,082	1,463	(515)	2000	05/31/06	15 to 30 Years
Shopko	Glenwood, MN	(d)	775	1,404	—	—	775	1,404	2,179	(582)	1996	05/31/06	15 to 40 Years
Shopko	Dowagiac, MI	(d)	762	984	—	—	762	984	1,746	(546)	2000	05/31/06	15 to 30 Years
Shopko	Hart, MI	(d)	565	1,377	—	—	565	1,377	1,942	(634)	1999	05/31/06	15 to 30 Years
Shopko	Rawlins, WY	(d)	430	581	—	—	430	581	1,011	(433)	1971	05/31/06	15 to 20 Years
Shopko	Oconto, WI	(d)	496	1,176	—	—	496	1,176	1,672	(611)	2000	05/31/06	15 to 30 Years
Shopko	Newaygo, MI	(d)	633	1,155	—	—	633	1,155	1,788	(587)	2000	05/31/06	15 to 30 Years
Shopko	Clare, MI	(d)	1,219	760	—	—	1,219	760	1,979	(617)	2000	05/31/06	15 to 30 Years
Shopko	Kewaunee, WI	(d)	872	758	—	—	872	758	1,630	(567)	2000	05/31/06	15 to 30 Years
Shopko	Madison, SD	(d)	1,060	1,015	—	—	1,060	1,015	2,075	(756)	1975	05/31/06	15 to 25 Years
Shopko	Mount Carmel, IL	(d)	972	1,602	—	—	972	1,602	2,574	(1,077)	2000	05/31/06	15 to 20 Years
Shopko	Fergus Falls, MN	(d)	738	1,175	—	—	738	1,175	1,913	(722)	1986	05/31/06	15 to 20 Years
Shopko	Allegan, MI	(d)	741	1,198	—	—	741	1,198	1,939	(612)	2000	05/31/06	15 to 30 Years
Shopko	Spokane, WA	(d)	1,014	3,005	—	—	1,014	3,005	4,019	(1,562)	1987	05/31/06	15 to 29 Years
Shopko	Twin Falls, ID	(d)	2,037	3,696	—	—	2,037	3,696	5,733	(2,274)	1986	05/31/06	15 to 20 Years
Shopko	Worthington, MN	(d)	2,861	3,767	—	—	2,861	3,767	6,628	(1,721)	1984	05/31/06	15 to 30 Years
Shopko	St. Cloud, MN	(d)	3,749	4,884	—	—	3,749	4,884	8,633	(2,957)	1985	05/31/06	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Shopko	Austin, MN	(d)	4,246	4,444	—	—	4,246	4,444	8,690	(2,081)	1983	05/31/06	15 to 30 Years
Shopko	Mankato, MN	(d)	6,167	4,861	—	—	6,167	4,861	11,028	(2,896)	1971	05/31/06	15 to 28 Years
Shopko	Aberdeen, SD	(d)	3,857	3,348	—	—	3,857	3,348	7,205	(1,658)	1984	05/31/06	15 to 30 Years
Shopko	Rochester, MN	(d)	6,466	4,232	—	—	6,466	4,232	10,698	(2,678)	1981	05/31/06	15 to 28 Years
Shopko	Marquette, MI	(d)	4,423	5,774	—	—	4,423	5,774	10,197	(3,460)	1969	05/31/06	15 to 25 Years
Shopko	Rochester, MN	(d)	6,189	4,511	—	—	6,189	4,511	10,700	(2,792)	1981	05/31/06	15 to 20 Years
Shopko	Lewiston, ID	(d)	409	2,999	—	—	409	2,999	3,408	(1,848)	1987	05/31/06	15 to 25 Years
Shopko	Houghton, MI	(d)	1,963	4,025	—	—	1,963	4,025	5,988	(1,980)	1994	05/31/06	15 to 30 Years
Shopko	Missoula, MT	(d)	4,123	5,253	—	—	4,123	5,253	9,376	(3,038)	1987	05/31/06	15 to 28 Years
Shopko	Kingsford, MI	(d)	3,736	3,570	—	—	3,736	3,570	7,306	(2,212)	1970	05/31/06	15 to 28 Years
Shopko	Escanaba, MI	(d)	3,030	3,321	—	—	3,030	3,321	6,351	(2,008)	1971	05/31/06	15 to 28 Years
Shopko	Union Gap, WA	(d)	481	4,079	—	—	481	4,079	4,560	(2,447)	1991	05/31/06	15 to 29 Years
Shopko	Jacksonville, IL	(d)	3,603	3,569	—	—	3,603	3,569	7,172	(2,153)	1996	05/31/06	15 to 30 Years
Shopko	River Falls, WI	(d)	1,787	4,283	—	—	1,787	4,283	6,070	(1,920)	1994	05/31/06	15 to 30 Years
Shopko	Dixon, IL	(d)	1,502	2,810	—	—	1,502	2,810	4,312	(1,327)	1993	05/31/06	15 to 30 Years
Shopko	Belvidere, IL	(d)	3,061	3,609	—	—	3,061	3,609	6,670	(1,729)	1995	05/31/06	15 to 30 Years
Shopko	Freeport, IL	(d)	1,941	2,431	—	—	1,941	2,431	4,372	(1,317)	1994	05/31/06	15 to 30 Years
Shopko	Helena, MT	(d)	3,176	5,583	(724)	—	2,452	5,583	8,035	(2,381)	1992	05/31/06	15 to 30 Years
Shopko	Sheboygan, WI	(d)	2,973	4,340	—	—	2,973	4,340	7,313	(2,167)	1993	05/31/06	15 to 30 Years
Shopko	Monroe, WI	(d)	1,526	4,027	—	—	1,526	4,027	5,553	(1,783)	1994	05/31/06	15 to 30 Years
Shopko	Duluth, MN	(d)	4,722	6,955	—	—	4,722	6,955	11,677	(2,972)	1993	05/31/06	15 to 30 Years
Shopko	Onalaska, WI	(d)	2,468	4,392	—	—	2,468	4,392	6,860	(1,947)	1989	05/31/06	15 to 30 Years
Shopko	Logan, UT	(d)	454	3,453	—	—	454	3,453	3,907	(2,130)	1989	05/31/06	15 to 20 Years
Shopko	Sioux Falls, SD	(d)	4,907	4,023	—	—	4,907	4,023	8,930	(2,492)	1987	05/31/06	15 to 28 Years
Shopko	Grafton, WI	(d)	2,952	4,206	—	—	2,952	4,206	7,158	(1,977)	1989	05/31/06	15 to 30 Years
Shopko	Watertown, SD	(d)	3,064	3,519	—	—	3,064	3,519	6,583	(1,596)	1985	05/31/06	15 to 30 Years
Shopko	Albert Lea, MN	(d)	2,526	3,141	—	—	2,526	3,141	5,667	(1,993)	1985	05/31/06	15 to 25 Years
Shopko	Stevens Point, WI	(d)	1,383	5,401	—	—	1,383	5,401	6,784	(2,881)	1985	05/31/06	15 to 25 Years
Shopko	Fond du Lac, WI	(d)	4,110	5,210	—	—	4,110	5,210	9,320	(2,186)	1985	05/31/06	15 to 30 Years
Shopko	Mason City, IA	(d)	2,186	3,888	—	—	2,186	3,888	6,074	(2,340)	1985	05/31/06	15 to 28 Years
Shopko	Oshkosh, WI	(d)	3,594	4,384	—	—	3,594	4,384	7,978	(1,934)	1984	05/31/06	15 to 30 Years
Shopko	Kenosha, WI	(d)	3,079	4,259	—	—	3,079	4,259	7,338	(2,676)	1980	05/31/06	15 to 25 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Shopko	Norfolk, NE	(d)	2,701	2,912	—	—	2,701	2,912	5,613	(1,617)	1984	05/31/06	15 to 30 Years
Shopko	Kimberly, WI	(d)	3,550	4,749	—	—	3,550	4,749	8,299	(2,755)	1979	05/31/06	15 to 28 Years
Shopko	Lake Hallie, WI	(d)	2,627	3,965	—	—	2,627	3,965	6,592	(2,125)	1982	05/31/06	15 to 30 Years
Shopko	Janesville, WI	(d)	3,166	4,808	—	—	3,166	4,808	7,974	(2,862)	1980	05/31/06	15 to 28 Years
Shopko	Marshall, MN	(d)	4,152	2,872	—	—	4,152	2,872	7,024	(1,943)	1972	05/31/06	15 to 28 Years
Shopko	Racine, WI	(d)	3,076	5,305	—	—	3,076	5,305	8,381	(3,001)	1979	05/31/06	15 to 25 Years
Shopko	Mitchell, SD	(d)	3,918	3,126	—	—	3,918	3,126	7,044	(1,961)	1973	05/31/06	15 to 28 Years
Shopko	St. Cloud, MN	(d)	5,033	6,589	—	—	5,033	6,589	11,622	(2,863)	1991	05/31/06	15 to 30 Years
Shopko	Beloit, WI	(d)	3,191	4,414	—	—	3,191	4,414	7,605	(2,782)	1978	05/31/06	15 to 25 Years
Shopko	Watertown, WI	(d)	3,124	4,436	—	—	3,124	4,436	7,560	(2,646)	1972	05/31/06	15 to 25 Years
Shopko	Marshfield, WI	(d)	3,272	4,406	—	—	3,272	4,406	7,678	(2,561)	1968	05/31/06	15 to 28 Years
Shopko	Hutchinson, MN	(d)	2,793	4,108	—	—	2,793	4,108	6,901	(1,847)	1991	05/31/06	15 to 30 Years
Shopko	Appleton, WI	(d)	4,898	5,804	—	—	4,898	5,804	10,702	(2,432)	1971	05/31/06	15 to 30 Years
Shopko	Rothschild, WI	(d)	2,685	4,231	—	—	2,685	4,231	6,916	(2,607)	1977	05/31/06	15 to 29 Years
Shopko	Green Bay, WI	(d)	6,155	6,298	—	—	6,155	6,298	12,453	(2,640)	1979	05/31/06	15 to 30 Years
Shopko	Wisconsin Rapids, WI	(d)	3,689	4,806	—	—	3,689	4,806	8,495	(2,845)	1969	05/31/06	15 to 28 Years
Shopko	De Pere, WI	(d)	264	1,681	—	—	264	1,681	1,945	(665)	2000	05/31/06	15 to 30 Years
Shopko	La Crosse, WI	(d)	2,896	3,810	—	—	2,896	3,810	6,706	(2,315)	1978	05/31/06	15 to 25 Years
Shopko	Monmouth, IL	(d)	2,037	1,166	—	—	2,037	1,166	3,203	(1,003)	1971	05/31/06	15 to 25 Years
Shopko	Green Bay, WI	(d)	8,698	12,160	—	—	8,698	12,160	20,858	(6,782)	2000	05/31/06	15 to 28 Years
Shopko	Quincy, IL	(d)	3,510	4,916	—	—	3,510	4,916	8,426	(2,954)	1986	05/31/06	15 to 28 Years
Shopko	Green Bay, WI	(d)	4,788	4,605	—	—	4,788	4,605	9,393	(2,834)	1966	05/31/06	15 to 28 Years
Shopko	Gothenburg, NE	(a)	391	1,798	—	—	391	1,798	2,189	(490)	2007	12/08/09	12 to 47 Years
Shopko	Thermopolis, WY	(a)	589	1,601	—	—	589	1,601	2,190	(446)	2007	12/08/09	12 to 47 Years
Shopko	Ainsworth, NE	(a)	361	1,829	—	—	361	1,829	2,190	(497)	2007	12/08/09	12 to 47 Years
Shopko	O'Neill, NE	(a)	400	1,752	—	—	400	1,752	2,152	(530)	1972	12/08/09	12 to 47 Years
Shopko	Carrollton, MO	(d)	352	345	—	—	352	345	697	(289)	1994	07/21/11	9 to 20 Years
Skyline Chili	Fairborn, OH	(a)	923	468	—	—	923	468	1,391	(297)	1998	06/25/04	15 to 30 Years
Skyline Chili	Lewis Center, OH	(a)	626	560	—	—	626	560	1,186	(303)	1998	06/25/04	15 to 30 Years
Slim Chickens	Texarkana, TX	(a)	265	747	—	—	265	747	1,012	(134)	2013	11/04/13	14 to 30 Years
Slim Chickens	Fayetteville, AR	(a)	1,019	1,150	—	—	1,019	1,150	2,169	(167)	2014	06/23/14	15 to 40 Years
Slim Chickens	Stillwater, OK	(d)	1,314	1,111	—	—	1,314	1,111	2,425	(133)	2015	03/31/15	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Smart & Final	Westlake Village, CA	(d)	6,449	6,129	—	—	6,449	6,129	12,578	(651)	1998	04/20/15	15 to 30 Years

Smart & Final	Palmdale, CA	(d)	3,849	9,803	—	—	3,849	9,803	13,652	(894)	2005	03/23/15	15 to 40 Years
Smart & Final	Chula Vista, CA	(d)	3,801	5,718	—	—	3,801	5,718	9,519	(636)	1986	03/20/15	15 to 30 Years
Smart & Final	El Cajon, CA	(d)	7,323	10,056	—	—	7,323	10,056	17,379	(1,180)	1997	03/16/15	15 to 30 Years
Smart & Final	Atascadero, CA	(d)	3,677	8,920	—	—	3,677	8,920	12,597	(1,007)	2000	04/06/15	15 to 30 Years
Smokey Bones	Pittsburgh, PA	(b)	1,481	676	—	—	1,481	676	2,157	(394)	2006	12/31/07	15 to 40 Years
Smokey Bones	Clearwater, FL	(b)	2,226	858	—	—	2,226	858	3,084	(418)	2004	12/31/07	15 to 40 Years
Smokey Bones	Greensboro, NC	(b)	1,009	444	—	—	1,009	444	1,453	(338)	2003	12/31/07	15 to 40 Years
Smokey Bones	Bowie, MD	(b)	1,501	615	—	—	1,501	615	2,116	(334)	2004	12/31/07	15 to 40 Years
Smokey Bones	Fort Wayne, IN	(b)	1,110	817	—	—	1,110	817	1,927	(480)	2003	12/31/07	15 to 40 Years
Smokey Bones	Mentor, OH	(b)	873	790	—	—	873	790	1,663	(428)	2003	12/31/07	15 to 40 Years
Smokey Bones	Melbourne, FL	(b)	2,005	794	—	—	2,005	794	2,799	(476)	1986	12/31/07	15 to 40 Years
Smokey Bones	Fairview Heights, IL	(b)	1,020	826	—	—	1,020	826	1,846	(523)	1972	12/31/07	15 to 30 Years
Smokey Bones	Dayton, OH	(b)	1,026	907	—	—	1,026	907	1,933	(478)	2002	12/31/07	15 to 40 Years
Smokey Bones	Warwick, RI	(b)	1,593	1,314	—	—	1,593	1,314	2,907	(602)	1990	12/31/07	15 to 40 Years
Smokey Bones	Springfield, IL	(b)	1,115	772	—	—	1,115	772	1,887	(404)	1996	12/31/07	15 to 40 Years
Smokey Bones	Orlando, FL	(b)	2,006	571	—	—	2,006	571	2,577	(330)	2002	12/31/07	15 to 40 Years
Smokey Bones	Colonie, NY	(b)	1,322	991	(350)	(261)	972	730	1,702	(445)	1994	12/31/07	15 to 40 Years
Solea Mexican Grill	Appleton, WI	(a)	727	1,329	—	9	727	1,338	2,065	(677)	1993	12/29/06	7 to 30 Years
Sonic	Pilot Point, TX	(d)	446	436	—	—	446	436	882	(51)	2000	07/25/16	13 to 30 Years
Sonic	Little Elm, TX	(d)	620	244	—	—	620	244	864	(45)	2001	07/25/16	13 to 20 Years
Sonic	Celina, TX	(d)	411	199	—	—	411	199	610	(38)	2003	07/25/16	13 to 20 Years
Sonic	St.Paul, TX	(d)	509	192	—	—	509	192	701	(42)	2003	07/25/16	13 to 20 Years
Sonic	Lavon, TX	(d)	404	212	—	—	404	212	616	(41)	2003	07/25/16	13 to 20 Years
Sonic	Melissa, TX	(d)	715	609	—	—	715	609	1,324	(64)	2004	07/25/16	13 to 30 Years
Sonic	Prosper, TX	(d)	990	435	—	—	990	435	1,425	(58)	2004	07/25/16	13 to 30 Years
Sonic	Gunter, TX	(d)	248	250	—	—	248	250	498	(34)	2004	07/25/16	13 to 20 Years
Sonic	Leonard, TX	(d)	323	465	—	—	323	465	788	(48)	2005	07/25/16	13 to 30 Years
Sonic	Keene, TX	(d)	343	260	—	—	343	260	603	(36)	2005	07/25/16	13 to 30 Years
Sonic Drive-In	Knoxville, TN	(a)	635	227	—	—	635	227	862	(316)	1995	07/01/05	15 to 20 Years
Sonic Drive-In	Radford, VA	(a)	499	248	—	—	499	248	747	(384)	1995	07/01/05	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Sonic Drive-In	Christiansburg, VA	(a)	666	168	—	—	666	168	834	(308)	1994	07/01/05	15 to 20 Years
Sonic Drive-In	Pulaski, VA	(a)	444	236	—	—	444	236	680	(326)	1994	07/01/05	15 to 20 Years
Sonic Drive-In	Wytheville, VA	(a)	446	172	—	—	446	172	618	(233)	1995	07/01/05	15 to 20 Years
Sonic Drive-In	Maryville, TN	(a)	810	306	—	—	810	306	1,116	(298)	1993	07/01/05	15 to 20 Years
Sonic Drive-In	Kingsport, TN	(a)	592	200	—	—	592	200	792	(358)	1992	07/01/05	15 to 20 Years
Sonic Drive-In	Knoxville, TN	(a)	547	230	—	—	547	230	777	(387)	1987	07/01/05	10 to 15 Years
Sonic Drive-In	Bristol, TN	(a)	484	134	—	—	484	134	618	(247)	1991	07/01/05	15 to 20 Years
Sonic Drive-In	Elizabethton, TN	(a)	655	129	—	—	655	129	784	(250)	1993	07/01/05	15 to 20 Years
Sonic Drive-In	Raleigh, NC	(b)	639	320	—	—	639	320	959	(101)	2008	09/17/13	15 to 30 Years
Sonic Drive-In	Concord, NC	(b)	244	310	—	—	244	310	554	(60)	1993	09/17/13	15 to 30 Years
Sonic Drive-In	Rolesville, NC	(b)	526	320	—	—	526	320	846	(96)	2007	09/17/13	15 to 30 Years
Sonic Drive-In	Albermarle, NC	(b)	639	310	—	—	639	310	949	(65)	1993	09/17/13	15 to 30 Years
Sonic Drive-In	Salisbury, NC	(b)	357	338	—	—	357	338	695	(77)	2002	09/17/13	15 to 30 Years
Sonic Drive-In	Rockwell, NC	(b)	385	385	—	—	385	385	770	(116)	2006	09/17/13	15 to 30 Years
Sonic Drive-In	South Hill, VA	(b)	564	320	—	—	564	320	884	(107)	2007	09/17/13	15 to 30 Years
Sonic Drive-In	Zebulon, NC	(b)	780	395	—	—	780	395	1,175	(120)	2006	09/17/13	15 to 30 Years
Sonic Drive-In	Siler City, NC	(b)	686	385	—	—	686	385	1,071	(129)	2005	09/17/13	15 to 30 Years
Sonic Drive-In	Creedmoor, NC	(b)	451	367	—	—	451	367	818	(105)	2006	09/17/13	15 to 30 Years
Sonic Drive-In	Kannapolis, NC	(b)	244	291	—	—	244	291	535	(71)	2001	09/17/13	15 to 30 Years
Sonic Drive-In	Harrisburg, NC	(b)	489	291	—	—	489	291	780	(79)	2004	09/17/13	15 to 30 Years
Sonic Drive-In	Concord, NC	(b)	855	348	—	—	855	348	1,203	(87)	2004	09/17/13	15 to 30 Years
Sonic Drive-In	Aberdeen, NC	(b)	564	338	—	—	564	338	902	(67)	1994	09/17/13	15 to 30 Years
Sonic Drive-In	Flowood, MS	(a)	338	848	—	—	338	848	1,186	(119)	1994	07/31/14	15 to 30 Years
Sonic Drive-In	Hattiesburg, MS	(a)	845	995	—	—	845	995	1,840	(151)	2010	07/14/14	15 to 40 Years
Sonic Drive-In	D'Iberville, MS	(a)	597	995	—	—	597	995	1,592	(150)	2005	07/14/14	15 to 30 Years
Sonic Drive-In	Laurel, MS	(a)	543	754	—	—	543	754	1,297	(127)	1993	09/22/14	15 to 30 Years
Sonic Drive-In	Bay Minette, AL	(a)	583	754	—	—	583	754	1,337	(130)	2000	09/22/14	15 to 30 Years
Sonic Drive-In	Beaumont, TX	(d)	580	284	—	—	580	284	864	(79)	2001	08/31/15	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(d)	187	256	—	—	187	256	443	(48)	1976	08/31/15	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(d)	384	266	—	—	384	266	650	(72)	2002	08/31/15	15 to 20 Years
Sonic Drive-In	Beaumont, TX	(d)	777	246	—	—	777	246	1,023	(81)	2000	08/31/15	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(d)	403	344	—	—	403	344	747	(80)	2004	08/31/15	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Sonic Drive-In	Beaumont, TX	(d)	758	325	—	—	758	325	1,083	(85)	2007	08/31/15	15 to 30 Years
Sonic Drive-In	Orange, TX	(d)	541	335	—	—	541	335	876	(75)	2007	08/31/15	15 to 30 Years
Sonny's BBQ	Gainesville, FL	(d)	1,489	1,241	—	104	1,489	1,345	2,834	(53)	2000	12/28/16	6 to 40 Years
Sonny's BBQ	Gainesville, FL	(d)	1,534	883	—	—	1,534	883	2,417	(44)	1984	12/28/16	6 to 30 Years
Sonny's BBQ	Orlando, FL	(d)	1,351	1,404	—	—	1,351	1,404	2,755	(47)	2002	12/28/16	8 to 40 Years
Sonny's BBQ	Orlando, FL	(d)	1,484	1,415	—	—	1,484	1,415	2,899	(55)	1998	12/28/16	6 to 40 Years
Sonny's BBQ	Orlando, FL	(d)	1,319	1,424	—	—	1,319	1,424	2,743	(48)	1997	12/28/16	7 to 40 Years
Sonny's BBQ	Oviedo, FL	(d)	1,499	1,449	—	—	1,499	1,449	2,948	(56)	2006	12/28/16	7 to 40 Years
Sonny's BBQ	Sanford, FL	(d)	1,405	1,191	—	—	1,405	1,191	2,596	(57)	1987	12/28/16	6 to 30 Years
Sonny's BBQ	Inverness, FL	(d)	584	503	—	1	584	504	1,088	(18)	1998	06/09/17	10 to 30 Years
South Carolina Oncology Associates	Columbia, SC	(d)	3,378	35,153	—	—	3,378	35,153	38,531	(3,707)	2003	12/31/13	15 to 40 Years
Southern Theatres	Mooresville, NC	(d)	5,087	6,800	—	—	5,087	6,800	11,887	(920)	1999	09/25/14	15 to 30 Years
Southern Theatres	Anderson, SC	(d)	5,248	6,437	—	—	5,248	6,437	11,685	(1,136)	2000	09/25/14	15 to 30 Years
Southwest Stainless	Lakeland, FL	(a)	1,098	1,281	—	—	1,098	1,281	2,379	(969)	1984	07/01/05	14 to 20 Years
Specialists in Urology (21st Century Oncology Holdings, Inc.)	Bonita Springs, FL	(b)	317	1,619	—	—	317	1,619	1,936	(267)	2003	08/30/12	15 to 50 Years
Specialists in Urology (21st Century Oncology Holdings, Inc.)	Cape Coral, FL	(b)	545	1,716	—	—	545	1,716	2,261	(337)	2011	08/30/12	15 to 50 Years
Specialists in Urology (21st Century Oncology Holdings, Inc.)	Fort Myers, FL	(b)	903	6,445	—	—	903	6,445	7,348	(986)	1989	08/30/12	15 to 50 Years
Specialists in Urology (21st Century Oncology Holdings, Inc.)	Naples, FL	(b)	1,351	5,368	—	—	1,351	5,368	6,719	(818)	2002	08/30/12	15 to 50 Years
Specialists in Urology (21st Century Oncology Holdings, Inc.)	Naples, FL	(b)	1,829	4,522	—	—	1,829	4,522	6,351	(825)	1978	08/30/12	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Specialists in Urology (21st Century Oncology Holdings, Inc.)	Bonita Springs, FL	(b)	738	4,022	—	—	738	4,022	4,760	(642)	2006	08/30/12	15 to 50 Years
Specialists in Urology (21st Century Oncology Holdings, Inc.)	Bonita Springs, FL	(b)	376	940	—	—	376	940	1,316	(182)	2006	08/30/12	15 to 50 Years
Specialists in Urology (21st Century Oncology Holdings, Inc.)	Naples, FL	(b)	1,057	3,845	—	—	1,057	3,845	4,902	(608)	2012	10/31/12	15 to 50 Years
Specialists in Urology (Northwest Cancer Care Management Co, LLC)	Kennewick, WA	(d)	353	4,248	—	—	353	4,248	4,601	(238)	2011	03/31/16	13 to 40 Years
Sportsman's Warehouse	Thornton, CO	(d)	2,836	5,069	—	—	2,836	5,069	7,905	(1,174)	2003	10/15/12	15 to 30 Years
Sportsman's Warehouse	Ankeny, IA	(d)	3,913	3,671	—	—	3,913	3,671	7,584	(905)	2003	10/15/12	15 to 30 Years
Sportsman's Warehouse	Midvale, UT	(d)	2,931	4,844	—	—	2,931	4,844	7,775	(1,042)	2002	10/15/12	15 to 30 Years
Sportsman's Warehouse	Mesa, AZ	(d)	2,040	5,696	—	—	2,040	5,696	7,736	(1,192)	2005	10/15/12	15 to 30 Years
Sportsman's Warehouse	Phoenix, AZ	(d)	2,098	5,338	—	—	2,098	5,338	7,436	(1,139)	2003	10/15/12	15 to 30 Years
Sportsman's Warehouse	Loveland, CO	(d)	2,329	4,750	—	—	2,329	4,750	7,079	(990)	2001	10/15/12	15 to 30 Years
Sportsman's Warehouse	Bend, OR	(b)	1,516	4,850	—	—	1,516	4,850	6,366	(626)	2000	08/15/13	10 to 50 Years
Sportsman's Warehouse	Soldotna, AK	(a)	1,177	2,245	—	—	1,177	2,245	3,422	(251)	1983	05/22/14	15 to 40 Years
Sportsman's Warehouse	Williston, ND	(d)	2,190	4,132	—	—	2,190	4,132	6,322	(292)	2015	08/24/15	15 to 50 Years
Sportsman's Warehouse	Colorado Springs, CO	(d)	2,568	4,842	—	—	2,568	4,842	7,410	(293)	2005	08/31/16	10 to 40 Years
Spring East Buffet	Leeds, AL	(a)	907	926	—	31	907	957	1,864	(791)	2003	09/26/06	9 to 40 Years
SRS Distribution	Port Richey, FL	(a)	741	660	—	—	741	660	1,401	(766)	1975	07/01/05	10 to 15 Years
Staples	Crossville, TN	(d)	668	2,705	—	—	668	2,705	3,373	(372)	2001	07/17/13	3 to 46 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Staples	Peru, IL	(d)	963	2,033	—	—	963	2,033	2,996	(377)	1998	07/17/13	1 to 35 Years
Staples	Clarksville, IN	(d)	991	3,161	—	—	991	3,161	4,152	(389)	2006	07/17/13	3 to 48 Years
Staples	Greenville, SC	(d)	742	3,026	—	—	742	3,026	3,768	(345)	2006	07/17/13	3 to 48 Years

Staples	Warsaw, IN	(d)	590	2,504	—	—	590	2,504	3,094	(362)	1998	07/17/13	0 to 44 Years
Staples	Guntersville, AL	(d)	1,039	2,535	—	—	1,039	2,535	3,574	(345)	2001	07/17/13	2 to 46 Years
Starbucks	Memphis, TN	(d)	208	302	—	—	208	302	510	(84)	2007	07/17/13	3 to 24 Years
Starbucks	Bowling Green, KY	(d)	756	205	—	—	756	205	961	(84)	2007	07/17/13	4 to 39 Years
Starbucks	Ponca City, OK	(d)	93	249	—	—	93	249	342	(67)	2007	07/17/13	4 to 28 Years
Starbucks	Stillwater, OK	(d)	218	1,262	—	—	218	1,262	1,480	(207)	2007	07/17/13	4 to 32 Years
Starbucks	Powell, TN	(d)	411	353	—	—	411	353	764	(106)	2007	07/17/13	4 to 26 Years
Starbucks	Chattanooga, TN	(d)	175	271	—	—	175	271	446	(75)	2007	07/17/13	3 to 26 Years
Starbucks	Kingsport, TN	(d)	307	766	—	—	307	766	1,073	(146)	2007	07/17/13	4 to 32 Years
Starbucks	Altus, OK	(a)	103	237	—	—	103	237	340	(64)	2007	07/17/13	4 to 28 Years
Starbucks	Oklahoma City, OK	(a)	541	842	(398)	(614)	143	228	371	(72)	2007	07/17/13	4 to 33 Years
Stater Bros. Markets	Lancaster, CA	(d)	1,569	4,271	—	—	1,569	4,271	5,840	(748)	1983	12/17/13	5 to 30 Years
Station Casinos	Las Vegas, NV	(a)	3,225	30,483	—	—	3,225	30,483	33,708	(3,238)	2007	07/17/13	13 to 55 Years
Studio Movie Grill	Downey, CA	(d)	1,767	12,172	—	1,850	1,767	14,022	15,789	(956)	1997	09/30/15	15 to 30 Years
Studio Movie Grill	Monrovia, CA	(d)	2,448	17,849	—	1,850	2,448	19,699	22,147	(1,360)	2000	09/30/15	15 to 30 Years
Studio Movie Grill	Redlands, CA	(d)	4,442	17,859	—	1,850	4,442	19,709	24,151	(1,442)	1997	09/30/15	15 to 30 Years
Studio Movie Grill	Marietta, GA	(d)	2,930	7,616	—	67	2,930	7,683	10,613	(140)	1987	03/15/17	10 to 40 Years
Sunny Delight	Dayton, NJ	(d)	12,701	10,723	—	—	12,701	10,723	23,424	(774)	1975	10/27/16	7 to 30 Years
Taco Bell	Red Bank, TN	(a)	610	557	—	—	610	557	1,167	(386)	1997	06/25/04	15 to 30 Years
Taco Bell	Chattanooga, TN	(a)	482	682	—	—	482	682	1,164	(362)	1997	06/25/04	15 to 30 Years
Taco Bell	Chattanooga, TN	(a)	600	389	—	—	600	389	989	(195)	1995	09/29/06	15 to 30 Years
Taco Bell	Tipp City, OH	(a)	789	332	—	—	789	332	1,121	(278)	1991	12/29/06	15 to 20 Years
Taco Bell	Bellefontaine, OH	(a)	388	778	(12)	—	376	778	1,154	(480)	1989	12/29/06	15 to 20 Years
Taco Bell	Sedalia, MO	(a)	751	662	—	—	751	662	1,413	(389)	1983	12/29/06	15 to 30 Years
Taco Bell	Springfield, MO	(a)	439	719	—	—	439	719	1,158	(371)	2004	12/29/06	15 to 40 Years
Taco Bell	Danville, IL	(a)	619	672	—	—	619	672	1,291	(386)	1995	12/29/06	15 to 30 Years
Taco Bell	Boone, NC	(a)	750	379	—	—	750	379	1,129	(235)	2006	12/29/06	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Taco Bell	Cleveland, TN	(a)	501	459	—	—	501	459	960	(204)	2004	12/29/06	15 to 40 Years
Taco Bell	Mount Pleasant, MI	(a)	657	854	—	—	657	854	1,511	(379)	2010	02/13/09	13 to 38 Years
Taco Bell	Dayton, OH	(a)	526	598	—	—	526	598	1,124	(398)	1982	12/08/09	12 to 17 Years
Taco Bell	Greenville, TN	(b)	735	517	—	—	735	517	1,252	(132)	2010	03/29/13	15 to 30 Years
Taco Bell	Moultrie, GA	(b)	437	563	—	—	437	563	1,000	(133)	2012	03/29/13	15 to 30 Years
Taco Bell	Princeton, IN	(b)	340	906	—	—	340	906	1,246	(339)	1992	07/17/13	7 to 15 Years
Taco Bell	Robinson, IL	(b)	250	1,021	—	—	250	1,021	1,271	(203)	1994	07/17/13	7 to 33 Years
Taco Bell	Brazil, IN	(b)	391	903	—	—	391	903	1,294	(183)	1996	07/17/13	8 to 33 Years
Taco Bell	Washington, IN	(b)	272	949	—	—	272	949	1,221	(195)	1995	07/17/13	8 to 33 Years
Taco Bell	Henderson, KY	(b)	656	1,058	—	—	656	1,058	1,714	(175)	1992	07/17/13	7 to 35 Years
Taco Bell	Martinsville, IN	(b)	940	1,128	—	—	940	1,128	2,068	(213)	1986	07/17/13	4 to 35 Years
Taco Bell	Anderson, IN	(b)	363	700	—	—	363	700	1,063	(237)	1995	07/17/13	8 to 17 Years
Taco Bell / KFC	Vincennes, IN	(b)	389	1,425	—	—	389	1,425	1,814	(268)	2000	07/17/13	8 to 30 Years
Taco Bell / KFC	Spencer, IN	(b)	136	1,040	—	—	136	1,040	1,176	(241)	1999	07/17/13	8 to 22 Years
Taco Bueno	Yukon, OK	(a)	555	373	—	—	555	373	928	(261)	2003	07/01/05	15 to 30 Years
Taco Bueno	Cedar Hill, TX	(a)	620	501	—	—	620	501	1,121	(303)	2005	12/29/06	15 to 30 Years
Taco Bueno	Mansfield, TX	(a)	472	760	—	—	472	760	1,232	(428)	1991	12/29/06	15 to 30 Years
Taco Bueno	Hurst, TX	(d)	505	66	—	—	505	66	571	(18)	1978	06/30/16	5 to 10 Years
Taco Bueno	Arlington, TX	(d)	449	128	—	—	449	128	577	(42)	1978	06/30/16	4 to 10 Years
Taco Bueno	Fort Worth, TX	(d)	331	450	—	—	331	450	781	(44)	1977	06/30/16	5 to 20 Years
Taco Bueno	Bedford, TX	(d)	694	516	—	—	694	516	1,210	(56)	1977	06/30/16	5 to 20 Years
Taco Bueno	Tulsa, OK	(d)	835	967	—	—	835	967	1,802	(64)	1978	06/30/16	5 to 30 Years
Taco Bueno	Fort Worth, TX	(d)	377	193	—	—	377	193	570	(48)	1978	06/30/16	4 to 10 Years
Taco Bueno	Euless, TX	(d)	674	277	—	—	674	277	951	(43)	1979	06/30/16	5 to 20 Years
Taco Bueno	Abilene, TX	(d)	1,132	1,292	—	—	1,132	1,292	2,424	(92)	1979	06/30/16	5 to 30 Years
Taco Bueno	Arlington, TX	(d)	540	1,205	—	—	540	1,205	1,745	(77)	1981	06/30/16	5 to 30 Years
Taco Bueno	Denton, TX	(d)	693	884	—	—	693	884	1,577	(67)	1995	06/30/16	5 to 30 Years
Taco Bueno	Lake Worth, TX	(d)	427	872	—	—	427	872	1,299	(56)	1983	06/30/16	5 to 30 Years
Taco Bueno	Tulsa, OK	(d)	760	381	—	—	760	381	1,141	(43)	1984	06/30/16	5 to 20 Years
Taco Bueno	Garland, TX	(d)	532	442	—	—	532	442	974	(34)	1979	06/30/16	5 to 30 Years
Taco Bueno	Grapevine, TX	(d)	636	414	—	—	636	414	1,050	(43)	1979	06/30/16	5 to 20 Years
Taco Bueno	Muskogee, OK	(d)	853	767	—	—	853	767	1,620	(59)	1985	06/30/16	5 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Taco Bueno	Oklahoma City, OK	(d)	474	516	—	—	474	516	990	(56)	1984	06/30/16	5 to 20 Years
Taco Bueno	Fort Worth, TX	(d)	335	257	—	—	335	257	592	(35)	1985	06/30/16	5 to 20 Years
Taco Bueno	Claremore, OK	(d)	903	932	—	—	903	932	1,835	(69)	1985	06/30/16	5 to 30 Years
Taco Bueno	Oklahoma City, OK	(d)	467	273	—	—	467	273	740	(50)	1986	06/30/16	5 to 10 Years
Taco Bueno	Broken Arrow, OK	(d)	849	1,020	—	—	849	1,020	1,869	(67)	1986	06/30/16	5 to 30 Years
Taco Bueno	Dallas, TX	(d)	526	203	—	—	526	203	729	(41)	1987	06/30/16	5 to 10 Years
Taco Bueno	Sapulpa, OK	(d)	855	1,030	—	—	855	1,030	1,885	(76)	1987	06/30/16	5 to 30 Years
Taco Bueno	Abilene, TX	(d)	510	818	—	—	510	818	1,328	(60)	1977	06/30/16	5 to 30 Years
Taco Bueno	Oklahoma City, OK	(d)	375	605	—	—	375	605	980	(42)	1986	06/30/16	5 to 30 Years
Taco Bueno	Greenville, TX	(d)	429	919	—	—	429	919	1,348	(58)	1985	06/30/16	5 to 30 Years
Taco Bueno	Irving, TX	(d)	481	358	—	—	481	358	839	(39)	1978	06/30/16	5 to 20 Years
Taco Bueno	Haltom City, TX	(d)	689	804	—	—	689	804	1,493	(63)	1998	06/30/16	5 to 30 Years
Taco Bueno	Grapevine, TX	(d)	755	677	—	—	755	677	1,432	(75)	1999	06/30/16	5 to 20 Years
Taco Bueno	Fort Worth, TX	(d)	681	928	—	—	681	928	1,609	(71)	1999	06/30/16	5 to 30 Years
Taco Bueno	Forest Hill, TX	(d)	784	294	—	—	784	294	1,078	(49)	1999	06/30/16	5 to 20 Years
Taco Bueno	McKinney, TX	(d)	1,289	467	—	—	1,289	467	1,756	(68)	2000	06/30/16	5 to 20 Years
Taco Bueno	Tulsa, OK	(d)	—	20	—	—	—	20	20	(3)	1982	06/30/16	10 to 10 Years
Taco Bueno	Enid, OK	(d)	40	55	—	—	40	55	95	(28)	1985	06/30/16	3 to 10 Years
Taco Bueno	Southlake, TX	(d)	30	58	—	—	30	58	88	(24)	1999	06/30/16	3 to 10 Years
Ted's Cafe Escondido	Broken Arrow, OK	(a)	1,636	1,620	—	—	1,636	1,620	3,256	(279)	2006	07/21/14	14 to 30 Years
Ted's Cafe Escondido	Tulsa, OK	(a)	1,465	1,728	—	—	1,465	1,728	3,193	(280)	2013	07/21/14	14 to 30 Years
Terra Mulch Products	Hickory, NC	(d)	1,356	5,406	—	—	1,356	5,406	6,762	(683)	2006	05/11/15	10 to 30 Years
Texas Corral	Shelbyville, IN	(d)	549	752	—	—	549	752	1,301	(287)	2006	12/21/07	15 to 50 Years
Texas Roadhouse	Hiram, GA	(a)	1,255	1,766	—	—	1,255	1,766	3,021	(572)	2003	01/16/15	9 to 15 Years
Texas Roadhouse	Marietta, GA	(a)	1,221	1,533	—	—	1,221	1,533	2,754	(491)	2003	01/16/15	9 to 15 Years
Texas Roadhouse	Memphis, TN	(a)	817	1,637	—	—	817	1,637	2,454	(530)	2005	01/16/15	9 to 15 Years
The Atlanta Center for Foot & Ankle Surgery	Sandy Springs, GA	(a)	455	1,147	—	—	455	1,147	1,602	(227)	1963	04/17/14	14 to 20 Years
The Children's Courtyard	Frederick, CO	(d)	334	2,146	—	37	334	2,183	2,517	(57)	2003	03/31/17	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

The Forge Bar and Grill	Lander, WY	(a)	57	1,010	—	—	57	1,010	1,067	(564)	1883	12/29/06	15 to 20 Years
The Great Escape	Davenport, IA	(a)	2,823	4,475	—	—	2,823	4,475	7,298	(1,716)	2007	04/30/09	13 to 38 Years
The Great Escape	Avon, OH	(a)	1,550	2,750	—	—	1,550	2,750	4,300	(993)	2007	04/30/09	13 to 38 Years
The Great Escape	Peoria, IL	(a)	2,497	4,401	—	—	2,497	4,401	6,898	(1,631)	2004	04/30/09	13 to 38 Years
The Great Escape	Loves Park, IL	(a)	1,550	6,447	—	—	1,550	6,447	7,997	(1,990)	2004	04/30/09	13 to 38 Years
The Great Escape	Tinley Park, IL	(a)	1,108	2,091	—	—	1,108	2,091	3,199	(864)	1990	04/30/09	13 to 28 Years
The Great Escape	Schaumburg, IL	(a)	2,067	2,632	—	—	2,067	2,632	4,699	(1,160)	2002	04/30/09	13 to 28 Years
The Great Escape	Merrillville, IN	(a)	1,323	3,975	—	—	1,323	3,975	5,298	(1,737)	1986	04/30/09	13 to 28 Years
The Great Escape	Mundelein, IL	(a)	1,991	4,307	—	—	1,991	4,307	6,298	(1,822)	2002	04/30/09	13 to 28 Years
The Great Escape	Joliet, IL	(a)	1,700	5,698	—	—	1,700	5,698	7,398	(1,830)	2004	04/30/09	13 to 38 Years
The Great Escape	Downers Grove, IL	(a)	1,772	2,227	—	—	1,772	2,227	3,999	(1,044)	1994	04/30/09	13 to 28 Years
The Great Escape	Gurnee, IL	(a)	767	1,633	—	—	767	1,633	2,400	(774)	1999	04/30/09	13 to 28 Years
The Great Escape	Batavia, IL	(a)	1,858	3,441	—	—	1,858	3,441	5,299	(1,487)	2001	04/30/09	13 to 28 Years

The Great Escape	Aurora, IL	(a)	1,979	4,111	—	(1)	1,979	4,110	6,089	(1,672)	1989	04/30/09	13 to 28 Years
The Great Escape	Algonquin, IL	(a)	4,171	5,613	—	—	4,171	5,613	9,784	(1,943)	2007	04/30/09	13 to 38 Years
Tire Warehouse	Portland, ME	(a)	650	566	—	—	650	566	1,216	(58)	1993	06/30/09	13 to 28 Years
Touchstone Imaging	Waco, TX	(a)	232	1,510	—	—	232	1,510	1,742	(149)	1992	06/20/14	15 to 40 Years
Tractor Supply	Parkersburg, WV	(d)	966	1,843	—	—	966	1,843	2,809	(412)	2005	07/17/13	7 to 37 Years
Tractor Supply	Ankeny, IA	(d)	687	2,162	—	—	687	2,162	2,849	(373)	2006	07/17/13	8 to 43 Years
Tractor Supply	Marinette, WI	(d)	1,236	1,611	—	—	1,236	1,611	2,847	(397)	2006	07/17/13	8 to 38 Years
Tractor Supply	Paw Paw, MI	(d)	1,517	1,619	—	—	1,517	1,619	3,136	(471)	2006	07/17/13	8 to 33 Years
Tractor Supply	Rockford, MN	(d)	1,298	2,652	—	—	1,298	2,652	3,950	(523)	2007	07/17/13	9 to 43 Years
Tractor Supply	Navasota, TX	(d)	1,013	1,772	—	—	1,013	1,772	2,785	(431)	2006	07/17/13	8 to 41 Years
Tractor Supply	Fredericksburg, TX	(d)	1,194	1,636	—	—	1,194	1,636	2,830	(388)	2007	07/17/13	8 to 42 Years
Tractor Supply	Fairview, TN	(d)	975	2,274	—	—	975	2,274	3,249	(411)	2007	07/17/13	8 to 47 Years
Tractor Supply	Baytown, TX	(d)	1,440	1,712	—	—	1,440	1,712	3,152	(378)	2007	07/17/13	9 to 39 Years
Tractor Supply	Prior Lake, MN	(d)	1,998	2,454	—	—	1,998	2,454	4,452	(645)	1991	07/17/13	7 to 26 Years
Tractor Supply	Rome, NY	(d)	1,326	1,110	—	—	1,326	1,110	2,436	(338)	2007	07/17/13	9 to 34 Years
Tractor Supply	Carroll, OH	(d)	1,144	4,557	—	—	1,144	4,557	5,701	(1,072)	1976	07/17/13	3 to 30 Years
Tractor Supply	Baldwinsville, NY	(c)	1,105	2,008	—	—	1,105	2,008	3,113	(527)	2005	07/17/13	11 to 37 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Tractor Supply	La Grange, KY	(c)	1,524	1,871	—	—	1,524	1,871	3,395	(360)	2008	07/17/13	10 to 48 Years
Tractor Supply	Lowville, NY	(c)	791	1,659	—	—	791	1,659	2,450	(331)	2010	07/17/13	12 to 42 Years
Tractor Supply	Malone, NY	(c)	793	1,677	—	—	793	1,677	2,470	(377)	2010	07/17/13	11 to 42 Years
Tractor Supply	Ellettsville, IN	(c)	894	1,872	—	—	894	1,872	2,766	(391)	2010	07/17/13	11 to 47 Years
Tractor Supply	Mount Sterling, KY	(d)	1,785	1,051	—	—	1,785	1,051	2,836	(378)	2011	07/17/13	12 to 38 Years
Tractor Supply	Clovis, NM	(a)	1,704	1,342	—	—	1,704	1,342	3,046	(467)	2007	07/17/13	9 to 33 Years
Tutor Time	Pittsburgh, PA	(b)	457	693	—	—	457	693	1,150	(292)	1985	07/17/13	5 to 15 Years
Tutor Time	Grand Rapids, MI	(d)	393	1,363	—	—	393	1,363	1,756	(168)	2001	03/20/15	5 to 30 Years
Twin Peaks	Little Rock, AR	(a)	886	—	—	—	886	—	886	—	(f)	06/26/14	(f)
Twin Tiers Eye Care	Elmira, NY	(d)	184	3,902	—	—	184	3,902	4,086	(369)	1985	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Binghamton, NY	(d)	328	2,214	—	—	328	2,214	2,542	(213)	1985	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Bath, NY	(d)	72	707	—	—	72	707	779	(72)	1970	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Corning, NY	(d)	123	1,261	—	—	123	1,261	1,384	(125)	1999	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Endicott, NY	(d)	92	348	—	—	92	348	440	(44)	2001	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Watkins Glen, NY	(d)	113	318	—	—	113	318	431	(43)	2002	04/30/15	15 to 30 Years
Uncle Ed's Oil Shoppe	Battle Creek, MI	(a)	211	419	—	—	211	419	630	(90)	1981	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	247	333	—	—	247	333	580	(69)	1982	07/30/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	201	362	—	—	201	362	563	(77)	1987	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	312	262	—	—	312	262	574	(62)	1984	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Troy, MI	(a)	322	392	—	—	322	392	714	(85)	1984	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Portage, MI	(a)	423	262	—	—	423	262	685	(65)	1985	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Madison Heights, MI	(a)	352	493	—	—	352	493	845	(110)	1984	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	60	211	—	—	60	211	271	(44)	1986	06/23/14	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Uncle Ed's Oil Shoppe	Warren, MI	(a)	409	344	—	—	409	344	753	(76)	1986	07/30/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Clawson, MI	(a)	262	242	—	—	262	242	504	(56)	1984	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Livonia, MI	(a)	252	262	—	—	252	262	514	(62)	1986	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Farmington Hills, MI	(a)	382	282	—	—	382	282	664	(73)	1987	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	171	332	—	—	171	332	503	(82)	1979	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Battle Creek, MI	(a)	302	262	—	—	302	262	564	(62)	1987	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	St Clair Shores, MI	(a)	242	272	—	—	242	272	514	(64)	1985	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Clinton Township, MI	(a)	141	282	—	—	141	282	423	(63)	1987	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	352	262	—	—	352	262	614	(74)	1987	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Bloomfield, MI	(a)	554	332	—	—	554	332	886	(82)	1987	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Waterford, MI	(a)	292	362	—	—	292	362	654	(87)	1989	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Troy, MI	(a)	281	267	—	—	281	267	548	(39)	1989	12/03/14	15 to 30 Years
Uncle Ed's Oil Shoppe	Ann Arbor, MI	(a)	684	413	—	—	684	413	1,097	(93)	1989	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Shelby Township, MI	(a)	387	355	—	—	387	355	742	(85)	1989	07/30/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Chesterfield Township, MI	(a)	181	302	—	—	181	302	483	(72)	1990	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Macomb Township, MI	(a)	181	262	—	—	181	262	443	(60)	1986	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Ypsilanti, MI	(a)	1,107	745	—	—	1,107	745	1,852	(153)	1999	06/23/14	15 to 30 Years
Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	503	342	—	—	503	342	845	(130)	1989	06/23/14	15 to 20 Years
Uncle Ed's Oil Shoppe	Battle Creek, MI	(a)	594	262	—	—	594	262	856	(107)	1998	06/23/14	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Uncle Ed's Oil Shoppe	Kalamazoo, MI	(a)	141	141	—	—	141	141	282	(39)	1959	06/23/14	15 to 20 Years
United Supermarkets	Childress, TX	(d)	747	934	—	—	747	934	1,681	(311)	1997	05/23/05	7 to 40 Years
United Supermarkets	Amarillo, TX	(d)	3,559	4,575	—	—	3,559	4,575	8,134	(1,377)	1999	05/23/05	14 to 40 Years
United Supermarkets	Levelland, TX	(d)	1,651	2,158	—	—	1,651	2,158	3,809	(674)	1997	05/23/05	11 to 40 Years
United Supermarkets	Amarillo, TX	(d)	1,828	1,292	—	—	1,828	1,292	3,120	(522)	1988	05/23/05	9 to 30 Years
United Supermarkets	Snyder, TX	(d)	2,062	2,963	—	—	2,062	2,963	5,025	(895)	1999	05/23/05	14 to 40 Years
United Supermarkets	Amarillo, TX	(d)	1,573	1,586	—	—	1,573	1,586	3,159	(638)	1989	05/23/05	9 to 30 Years
United Supermarkets	Wichita Falls, TX	(d)	—	6,259	—	—	—	6,259	6,259	(3,447)	1997	05/23/05	13 to 20 Years
United Supermarkets	Plainview, TX	(d)	620	5,415	—	—	620	5,415	6,035	(1,495)	2000	08/25/05	14 to 40 Years
United Supermarkets	Abilene, TX	(a)	1,586	2,230	—	—	1,586	2,230	3,816	(695)	1979	03/27/13	6 to 20 Years
United Supermarkets	Muleshoe, TX	(c)	471	1,770	—	—	471	1,770	2,241	(390)	1999	08/29/11	15 to 40 Years
United Supermarkets	Amarillo, TX	(a)	1,574	1,389	—	—	1,574	1,389	2,963	(559)	1989	05/23/05	9 to 30 Years
United Supermarkets	Burkburnett, TX	(a)	2,030	2,706	—	—	2,030	2,706	4,736	(846)	1997	05/23/05	11 to 40 Years
United Supermarkets	Lubbock, TX	(a)	1,782	2,055	—	—	1,782	2,055	3,837	(642)	1997	05/23/05	11 to 40 Years
United Supermarkets	Perryton, TX	(a)	1,029	597	—	—	1,029	597	1,626	(225)	1997	05/23/05	7 to 40 Years
United Supermarkets	Vernon, TX	(a)	1,791	2,550	—	—	1,791	2,550	4,341	(797)	1997	05/23/05	11 to 40 Years
Unity Point Clinic	Oelwein, IA	(d)	226	681	—	—	226	681	907	(117)	1995	08/18/14	5 to 30 Years
Vacant	Roswell, NM	(a)	1,002	3,177	(479)	(1,700)	523	1,477	2,000	—	2004	07/01/05	14 to 50 Years
Vacant	Kenosha, WI	(a)	3,421	7,407	—	—	3,421	7,407	10,828	(2,689)	2004	07/01/05	14 to 40 Years
Vacant	New Hartford, NY	(a)	2,168	4,851	(1,549)	(3,332)	619	1,519	2,138	(24)	2004	07/01/05	1 to 29 Years
Vacant	Rapid City, SD	(a)	878	1,657	(176)	(1,010)	702	647	1,349	—	1902	12/29/06	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Vacant	Scottdale, PA	(c)	607	11,008	(524)	(10,341)	83	667	750	—	1959	12/28/06	3 to 10 Years
Vacant	Independence, MO	(a)	1,450	1,967	(843)	(1,259)	607	708	1,315	(9)	2002	06/29/07	4 to 29 Years
Vacant	Valdosta, GA	(c)	2,930	5,012	(2,292)	(3,963)	638	1,049	1,687	(11)	2012	06/14/13	9 to 35 Years
Vacant	Opelika, AL	(c)	2,117	5,737	(1,625)	(4,437)	492	1,300	1,792	(12)	2012	06/14/13	10 to 35 Years
Vacant	Portsmouth, OH	(c)	219	2,049	(165)	(1,549)	54	500	554	(8)	1997	07/17/13	1 to 34 Years
Vacant	Amherst, NY	(c)	1,868	7,503	(1,069)	(4,385)	799	3,118	3,917	(847)	1993	07/17/13	2 to 40 Years
Vacant	Beaumont, TX	(c)	778	9,297	(522)	(6,423)	256	2,874	3,130	(110)	1971	07/17/13	3 to 21 Years
Vacant	Greensboro, NC	(c)	2,776	3,990	—	—	2,776	3,990	6,766	(570)	2007	07/17/13	10 to 47 Years
Vacant	Indianapolis, IN	(d)	1,640	8,063	—	—	1,640	8,063	9,703	(1,326)	1999	07/17/13	7 to 33 Years
Vacant	Grove City, OH	(c)	2,050	3,288	(1,202)	(1,981)	848	1,307	2,155	(42)	2008	07/17/13	6 to 34 Years
Vacant	Kansas City, KS	(d)	1,932	5,629	—	—	1,932	5,629	7,561	(834)	2009	07/17/13	6 to 43 Years
Vacant	Tuscaloosa, AL	(c)	3,321	4,053	(2,392)	(2,963)	929	1,090	2,019	(9)	2013	09/30/13	10 to 46 Years
Vacant	Lewisville, TX	(a)	1,767	8,086	(1,213)	(5,677)	554	2,409	2,963	(20)	2002	03/31/14	4 to 36 Years
Vacant	Newnan, GA	(d)	2,938	4,472	—	319	2,938	4,791	7,729	(473)	2014	07/03/14	15 to 40 Years
Valley Surgical Center	Steubenville, OH	(d)	363	3,726	—	—	363	3,726	4,089	(376)	2009	08/18/14	14 to 40 Years
VASA Fitness	Taylorsville, UT	(d)	1,496	3,593	—	—	1,496	3,593	5,089	(434)	1988	11/20/15	12 to 20 Years
Veloce Indoor Speedway	Knoxville, TN	(d)	1,508	2,017	188	3,021	1,696	5,038	6,734	(252)	1987	12/10/15	9 to 60 Years
Verizon	Covington, TN	(d)	343	152	—	—	343	152	495	(88)	2007	07/17/13	3 to 24 Years

Walgreens	Olivette, MO	(c)	1,816	5,917	—	—	1,816	5,917	7,733	(808)	2001	07/17/13	11 to 42 Years
Walgreens	Columbia, MO	(c)	1,047	5,242	—	—	1,047	5,242	6,289	(602)	2002	07/17/13	9 to 44 Years
Walgreens	Knoxville, TN	(d)	2,107	3,334	—	—	2,107	3,334	5,441	(504)	2000	07/17/13	6 to 40 Years
Walgreens	Picayune, MS	(d)	954	3,132	—	—	954	3,132	4,086	(406)	2006	07/17/13	10 to 42 Years
Walgreens	Madeira, OH	(d)	951	3,978	—	—	951	3,978	4,929	(506)	1998	07/17/13	5 to 44 Years
Walgreens	Shreveport, LA	(d)	1,461	3,605	—	—	1,461	3,605	5,066	(517)	1999	07/17/13	6 to 40 Years
Walgreens	Gainesville, FL	(d)	922	2,705	—	—	922	2,705	3,627	(381)	1998	07/17/13	4 to 40 Years
Walgreens	Bridgetown, OH	(d)	1,015	3,769	—	—	1,015	3,769	4,784	(503)	1999	07/17/13	5 to 43 Years
Walgreens	Dallas, TX	(d)	735	3,328	—	—	735	3,328	4,063	(440)	1996	07/17/13	3 to 40 Years
Walgreens	Houston, TX	(d)	1,079	3,582	—	—	1,079	3,582	4,661	(465)	2001	07/17/13	6 to 40 Years
Walgreens	Bryan, TX	(d)	1,049	5,633	—	—	1,049	5,633	6,682	(703)	2001	07/17/13	6 to 40 Years
Walgreens	Fort Worth, TX	(d)	1,601	1,894	—	—	1,601	1,894	3,495	(318)	1999	07/17/13	6 to 39 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Walgreens	Kansas City, MO	(d)	634	4,341	—	—	634	4,341	4,975	(571)	1997	07/17/13	4 to 43 Years
Walgreens	Kansas City, MO	(d)	532	3,549	—	—	532	3,549	4,081	(515)	1998	07/17/13	4 to 39 Years
Walgreens	Kansas City, MO	(d)	862	4,367	—	—	862	4,367	5,229	(571)	2000	07/17/13	6 to 42 Years
Walgreens	Kansas City, MO	(d)	518	4,234	—	—	518	4,234	4,752	(554)	1999	07/17/13	6 to 43 Years
Walgreens	Topeka, KS	(d)	912	2,681	—	—	912	2,681	3,593	(423)	1999	07/17/13	6 to 38 Years
Walgreens	DeSoto, TX	(c)	1,007	2,313	—	—	1,007	2,313	3,320	(362)	1997	07/17/13	5 to 40 Years
Walgreens	Waco, TX	(d)	858	3,455	—	—	858	3,455	4,313	(518)	1998	07/17/13	5 to 35 Years
Walgreens	Cincinnati, OH	(c)	1,527	4,307	—	—	1,527	4,307	5,834	(571)	2000	07/17/13	7 to 42 Years
Walgreens	Batesville, MS	(c)	421	3,932	—	—	421	3,932	4,353	(480)	2007	07/17/13	10 to 42 Years
Walgreens	Elmira, NY	(d)	1,066	4,230	—	—	1,066	4,230	5,296	(563)	2007	07/17/13	12 to 43 Years
Walgreens	Albany, GA	(d)	961	3,314	—	—	961	3,314	4,275	(443)	2008	07/17/13	12 to 43 Years
Walgreens	Rome, NY	(d)	1,135	3,104	—	—	1,135	3,104	4,239	(415)	2007	07/17/13	13 to 43 Years
Walgreens	Columbus, MS	(c)	769	3,475	—	—	769	3,475	4,244	(443)	2004	07/17/13	11 to 41 Years
Walgreens	Crossville, TN	(c)	1,890	3,680	—	—	1,890	3,680	5,570	(498)	2001	07/17/13	7 to 41 Years
Walgreens	Jacksonville, FL	(c)	521	4,365	—	—	521	4,365	4,886	(561)	2000	07/17/13	7 to 40 Years
Walgreens	LaMarque, TX	(c)	464	3,139	—	—	464	3,139	3,603	(467)	2000	07/17/13	7 to 40 Years
Walgreens	Tulsa, OK	(d)	741	3,179	—	—	741	3,179	3,920	(438)	1994	07/17/13	1 to 35 Years
Walgreens	Newton, IA	(c)	365	4,475	—	—	365	4,475	4,840	(553)	2001	07/17/13	7 to 44 Years
Walgreens	Seattle, WA	(c)	2,589	4,245	—	—	2,589	4,245	6,834	(558)	2002	07/17/13	9 to 43 Years
Walgreens	Evansville, IN	(c)	1,249	3,924	—	—	1,249	3,924	5,173	(528)	2007	07/17/13	12 to 44 Years
Walgreens	Canton, IL	(d)	703	4,098	—	—	703	4,098	4,801	(535)	2006	07/17/13	12 to 43 Years
Walgreens	Memphis, TN	(d)	961	5,389	—	—	961	5,389	6,350	(659)	2002	07/17/13	12 to 43 Years
Walgreens	Parkville, MO	(d)	1,854	2,568	—	—	1,854	2,568	4,422	(441)	2006	07/17/13	11 to 38 Years
Walgreens	San Antonio, TX	(d)	841	3,909	—	—	841	3,909	4,750	(494)	2004	07/17/13	14 to 40 Years
Walgreens	Mount Pleasant, TX	(d)	1,192	4,578	—	—	1,192	4,578	5,770	(627)	2009	07/17/13	14 to 43 Years
Walgreens	Saginaw, MI	(a)	1,064	3,906	—	—	1,064	3,906	4,970	(527)	2000	07/17/13	7 to 41 Years
Wal-Mart	Anderson, SC	(d)	4,770	6,883	—	—	4,770	6,883	11,653	(2,745)	1993	07/17/13	0 to 21 Years
Wal-Mart	Spencer, IN	(d)	971	2,483	—	—	971	2,483	3,454	(740)	1987	07/17/13	4 to 22 Years
Wal-Mart	New London, WI	(d)	1,008	2,094	—	—	1,008	2,094	3,102	(918)	1991	07/17/13	3 to 18 Years
Wendy's	Pineville, LA	(a)	558	1,044	—	—	558	1,044	1,602	(485)	1996	06/25/04	11 to 30 Years
Wendy's	Greenville, TX	(a)	223	304	—	—	223	304	527	(188)	1985	12/29/05	15 to 20 Years
Wendy's	Forsyth, GA	(a)	495	1,007	—	—	495	1,007	1,502	(467)	1984	01/12/06	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Wendy's	Madison, GA	(a)	892	739	—	—	892	739	1,631	(364)	1989	01/12/06	15 to 40 Years
Winco Grocery	Eureka, CA	(d)	3,108	12,817	—	—	3,108	12,817	15,925	(1,779)	1960	07/17/13	3 to 40 Years
Yard House	Cincinnati, OH	(a)	1,614	4,134	—	—	1,614	4,134	5,748	(504)	2013	01/15/14	9 to 40 Years
YouFit	Sartell, MN	(b)	3,092	3,765	—	—	3,092	3,765	6,857	(696)	2001	12/16/14	15 to 30 Years
YouFit	Saint Cloud, MN	(b)	912	1,427	—	—	912	1,427	2,339	(270)	1989	12/16/14	15 to 20 Years
YouFit	Chandler, AZ	(a)	1,326	2,665	—	—	1,326	2,665	3,991	(160)	2007	09/30/16	10 to 30 Years
YouFit	Phoenix, AZ	(a)	1,402	2,879	—	—	1,402	2,879	4,281	(177)	2008	09/30/16	10 to 30 Years
Zaxby's	Jonesboro, GA	(d)	679	1,736	—	—	679	1,736	2,415	(170)	2006	07/01/15	15 to 30 Years
Zaxby's	College Park, GA	(d)	839	1,439	—	—	839	1,439	2,278	(152)	2007	07/01/15	15 to 30 Years
Zaxby's	Riverdale, GA	(d)	741	1,789	—	—	741	1,789	2,530	(164)	2010	09/17/15	15 to 30 Years
Zips Car Wash	Arlington, TN	(d)	867	1,487	—	—	867	1,487	2,354	(149)	2010	09/30/15	15 to 30 Years
Zips Car Wash	Edmond, OK	(d)	644	1,896	—	—	644	1,896	2,540	(168)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Oklahoma City, OK	(d)	545	1,995	—	—	545	1,995	2,540	(174)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Oklahoma City, OK	(d)	1,004	1,933	—	—	1,004	1,933	2,937	(191)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Sherwood, AR	(d)	1,128	1,388	—	—	1,128	1,388	2,516	(164)	2010	09/30/15	15 to 30 Years
Zips Car Wash	Siloam Springs, AR	(d)	991	1,884	—	—	991	1,884	2,875	(182)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Springdale, AR	(d)	520	2,032	—	—	520	2,032	2,552	(180)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Texarkana, TX	(d)	483	1,400	—	—	483	1,400	1,883	(125)	2010	09/30/15	15 to 30 Years
Zips Car Wash	San Antonio, TX	(d)	1,422	1,108	—	110	1,422	1,218	2,640	(50)	2010	03/29/17	10 to 30 Years
Zips Car Wash	Converse, TX	(d)	1,253	1,493	—	199	1,253	1,692	2,945	(75)	2011	03/29/17	10 to 30 Years
Zips Car Wash	Universal City, TX	(d)	1,167	1,440	—	123	1,167	1,563	2,730	(40)	2011	06/30/17	15 to 30 Years
Zips Car Wash	New Braunfels, TX	(d)	1,261	1,571	—	110	1,261	1,681	2,942	(57)	2010	03/29/17	10 to 30 Years
Zips Car Wash	Seguin, TX	(d)	621	1,264	—	110	621	1,374	1,995	(56)	2010	03/29/17	10 to 30 Years
			2,618,723	4,689,916	(29,793)	2,461	2,588,930	4,692,377	7,281,307	(1,075,643)

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2017 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

(a)	Represents properties collateralized with Master Trust 2014 debt of $1,981,166, including $45,366 of debt held by the Company.
(b)	Represents properties collateralized with Master Trust 2013 debt of $312,704.
(c)	Represents properties collateralized with fixed CMBS debt of $323,749.
(d)	Represents unencumbered properties.
(e)	The aggregate cost of properties for federal income tax purposes is approximately $6.03 billion at December 31, 2017
(f)	Represents land only properties with no depreciation and therefore date of construction and estimated life for depreciation not applicable.
(g)	As of December 31, 2017, certain direct finance lease and held for sale properties has fixed CMBS debt of $8,898 and are not included in the table above.

	2017	2016	2015
Land, buildings, and improvements
Balance at the beginning of the year	$7,479,231	$7,527,369	$7,193,796
Additions:
Acquisitions, capital expenditures, and reclassifications from held for sale and deferred financing leases	337,497	691,332	873,344
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	(422,653)	(508,961)	(405,437)
Reclassifications to held for sale	(34,813)	(150,529)	(74,638)
Impairments	(77,955)	(79,980)	(59,696)
Gross Real Estate Balance at close of the year	$7,281,307	$7,479,231	$7,527,369

Accumulated depreciation and amortization
Balance at the beginning of the year	$(940,005)	$(860,954)	$(752,210)
Additions:
Depreciation expense and reclassifications from held for sale	(219,803)	(221,993)	(210,395)
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	82,156	127,787	80,965
Reclassifications to held for sale	2,009	15,155	20,686
Balance at close of the year	(1,075,643)	(940,005)	(860,954)

Net Real Estate Investment	$6,205,664	$6,539,226	$6,666,415

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2017
(In thousands)

Description	Location(s)	Stated Interest Rate	Final Maturity Date (1)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest (3)
Restaurants - Casual Dining	AL, AR, AZ (3), GA, KS, KY, LA, MA, MD, MI, NC (2), NJ, OK, PA, SC (2), TN, TX (2), WV	9.84%	8/1/2020	Principal & Interest (4)	$—	$37,939	$31,776	$—
Restaurants - Quick Service	AZ (2), CA, FL (6), GA (3), MA, MD, MI (2), NC, VA (3)	10.47%	10/1/2020	Principal & Interest (5)	—	17,711	13,937	—
Automotive Parts	TX (24), LA (2)	8.60% - 9.35%	1/1/2021	Principal & Interest (6)	—	10,588	8,459	—
Restaurants - Casual Dining	CO (3), IL, KS, MI (2), MO, OH (2), OK, SD, TN	4.00% - 9.00%	9/25/2020	Mixed (7)	—	13,125	9,939	—
Grocery	CA	5.00%	6/29/2018	Interest Only (8)	—	9,000	9,000	—
Restaurants < 3%	OH (3), PA (2)	9.55%	5/1/2026	-	7/1/2028	Principal & Interest	—	2,635	1,501	1,469
Total	$—	$90,998	$74,612	$1,469

(1) Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity
(2) The aggregate tax basis of the mortgage loans outstanding on December 31, 2017 was $69.9 million.
(3) One borrower associated with two properties filed for bankruptcy November 11, 2017, the remaining balance of the mortgage notes and related accrued interest have been fully reserved, totaling $360.0 thousand. Delinquent balances in the amount of $29.0 thousand have been reserved related to one borrower associated with three properties.

(4) Balloon payment of $21.5 million due at maturity
(5) Balloon payments of $7.2 million due at maturity
(6) Consists of two notes, $6.6 million at 9.35% and $4.0 million at 8.60% with a combined balloon payment of $5.0 million due at maturity
(7) Deferred interest (4.0%) year 1, Interest only (4.0%) year 2, Principal and interest (9.0%) year 3, Balloon payment of $8.6 million due at maturity
(8) Balloon payment of $9.0 million due at maturity

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2017
(In thousands)

	2017	2016	2015
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$62,604	$100,082	$109,046
Additions during period
New mortgage loans	24,015	—	—
Deductions during period
Collections of principal (inclusive of loans receivable exchanged for real estate acquired)	(9,462)	(34,686)	(6,497)
Amortization of premium	(2,156)	(2,792)	(2,466)
Amortization of capitalized loan origination costs	—	—	(1)
Mortgage loans receivable December 31,	75,001	62,604	100,082
Mortgage loan loss provisions	(389)	—	—
	74,612	62,604	100,082
Equipment and other loans receivable	5,355	4,474	4,245
Provision for other loan loss	—	(500)	(324)
	5,355	3,974	3,921
Total loans receivable	$79,967	$66,578	$104,003

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)
Date: February 22, 2018

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jackson Hsieh, Phillip D. Joseph, Jr. and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jackson Hsieh	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2018

/s/ Phillip D. Joseph, Jr.	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)	February 22, 2018

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 22, 2018

/s/ Kevin M. Charlton	Director	February 22, 2018

/s/ Todd A. Dunn	Director	February 22, 2018

/s/ Richard I. Gilchrist	Director	February 22, 2018

/s/ Diane M. Morefield	Director	February 22, 2018

/s/ Sheli Z. Rosenberg	Director	February 22, 2018

/s/ Thomas D. Senkbeil	Director	February 22, 2018

/s/ Nicholas P. Shepherd	Director	February 22, 2018

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
Date: February 22, 2018
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jackson Hsieh, Phillip D. Joseph, Jr. and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc., in its capacity as sole member of Spirit General Holdings, LLC, as sole general partner and on behalf of Spirit Realty, L.P., to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jackson Hsieh	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2018

/s/ Phillip D. Joseph, Jr.	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)	February 22, 2018

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 22, 2018

/s/ Kevin M. Charlton	Director	February 22, 2018

/s/ Todd A. Dunn	Director	February 22, 2018

/s/ Richard I. Gilchrist	Director	February 22, 2018

/s/ Diane M. Morefield	Director	February 22, 2018

/s/ Sheli Z. Rosenberg	Director	February 22, 2018

/s/ Thomas D. Senkbeil	Director	February 22, 2018

/s/ Nicholas P. Shepherd	Director	February 22, 2018