Form 10-Q
period 2018-03-31
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2018-05-03
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 2, 2018, there were 428,548,969 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2018 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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
There are a few differences between our Company and Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand these differences in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership interests in our Operating Partnership. As a result, our Company does not conduct business itself, other than acting as the sole member of the general partner of our Operating Partnership, issuing equity from time to time and guaranteeing certain debt of our Operating Partnership. Our Operating Partnership holds substantially all the assets of our Company. Our Company issued convertible notes and guarantees some of the debt of our Operating Partnership. See footnote 4 to the consolidated financial statements included herein for further discussion. Our Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from the issuance of convertible notes and equity issuances by our Company, which are generally contributed to our Operating Partnership in exchange for partnership units of our Operating Partnership, our Operating Partnership generates the capital required by our Company’s business through our Operating Partnership’s operations or our Operating Partnership’s incurrence of indebtedness.
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

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
AFFO	Adjusted Funds From Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under the Spirit Master Funding Program
Company	The Corporation and its consolidated subsidiaries
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
EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. EBITDAre is defined as net income (loss) (computed in accordance with GAAP), plus interest expense, plus income tax expense (if any), plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus impairment write-downs of depreciated property and investments in unconsolidated real estate ventures, plus adjustments to reflect the Company's share of EBITDAre of unconsolidated real estate ventures.

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013 under the Spirit Master Funding Program
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014 under the Spirit Master Funding Program
Master Trust Exchange Costs	Legal, accounting, and financial advisory services costs incurred in connection with the Exchange Offer
Master Trust Notes	Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction

Definitions:
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real Estate Investment Trust
Revolving Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA	Spirit MTA REIT, a Maryland real estate investment trust
Spin-Off
Creation of an independent, publicly traded REIT, SMTA, through our contribution of properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets to SMTA followed by the distribution by us to our stockholders of all of the common shares of beneficial interest in SMTA.

Spirit Master Funding Program	The Company's asset-backed securitization program that comprises Master Trust 2013 and Master Trust 2014
Term Loan	$420.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
TSR	Total Stockholder Return
U.S.	United States
Vacant	Owned properties which are not economically yielding

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "Spirit Realty Capital," "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to the "Operating Partnership" refer to Spirit Realty, L.P. and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$2,571,942	$2,588,930
Buildings and improvements	4,685,541	4,692,377
Total real estate investments	7,257,483	7,281,307
Less: accumulated depreciation	(1,113,804)	(1,075,643)
	6,143,679	6,205,664
Loans receivable, net	111,062	79,967
Intangible lease assets, net	396,596	409,903
Real estate assets under direct financing leases, net	24,847	24,865
Real estate assets held for sale, net	19,432	48,929
Net investments	6,695,616	6,769,328
Cash and cash equivalents	10,989	8,798
Deferred costs and other assets, net	241,875	231,045
Goodwill	254,340	254,340
Total assets	$7,202,820	$7,263,511
Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facility	$154,500	$112,000
Term Loan, net	—	—
Senior Unsecured Notes, net	295,431	295,321
Mortgages and notes payable, net	2,571,794	2,516,478
Convertible Notes, net	719,295	715,881
Total debt, net	3,741,020	3,639,680
Intangible lease liabilities, net	151,179	155,303
Accounts payable, accrued expenses and other liabilities	141,898	148,919
Total liabilities	4,034,097	3,943,902
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both March 31, 2018 and December 31, 2017	166,193	166,193
Common stock, $0.01 par value, 750,000,000 shares authorized: 436,561,654 and 448,868,269 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4,366	4,489
Capital in excess of par value	5,197,988	5,193,631
Accumulated deficit	(2,199,824)	(2,044,704)
Total stockholders’ equity	3,168,723	3,319,609
Total liabilities and stockholders’ equity	$7,202,820	$7,263,511
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rentals	$157,612	$159,220
Interest income on loans receivable	1,827	892
Earned income from direct financing leases	465	612
Tenant reimbursement income	4,418	3,965
Other income	956	733
Total revenues	165,278	165,422
Expenses:
General and administrative	15,885	13,418
Transaction costs	3,932	—
Property costs (including reimbursable)	7,415	9,051
Real estate acquisition costs	48	153
Interest	51,065	46,623
Depreciation and amortization	62,117	64,994
Impairments	14,569	34,376
Total expenses	155,031	168,615
Income (loss) before other income/(expense) and income tax expense	10,247	(3,193)
Other income (expense):
Gain (loss) on debt extinguishment	21,328	(30)
Total other income (expense)	21,328	(30)
Income (loss) before income tax expense	31,575	(3,223)
Income tax expense	(252)	(165)
Income (loss) before (loss) gain on disposition of assets	31,323	(3,388)
(Loss) gain on disposition of assets	(605)	16,217
Net income and total comprehensive income	$30,718	$12,829
Dividends paid to preferred stockholders	(2,588)	—
Net income attributable to common stockholders	$28,130	$12,829

Net income per share attributable to common stockholders—basic	$0.06	$0.03

Net income per share attributable to common stockholders—diluted	$0.06	$0.03

Weighted average shares of common stock outstanding:
Basic	444,875,428	482,607,198
Diluted	445,102,225	482,609,096

Dividends declared per common share issued	$0.1800	$0.1800
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2017	6,900,000	166,193	448,868,269	$4,489	$5,193,631	$(2,044,704)	$3,319,609
Net income	—	—	—	—	—	30,718	30,718
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	(2,588)
Net income available to common stockholders		—		—	—	28,130	28,130
Dividends declared on common stock	—	—	—	—	—	(78,581)	(78,581)
Tax withholdings related to net stock settlements	—	—	(60,945)	—	—	(484)	(484)
Repurchase of common shares	—	—	(13,161,065)	(132)		(103,910)	(104,042)
Issuance of preferred shares, net	—	—	—	—	—	—	—
Stock-based compensation, net	—	—	915,395	9	4,357	(275)	4,091
Balances, March 31, 2018	6,900,000	$166,193	436,561,654	$4,366	$5,197,988	$(2,199,824)	$3,168,723
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$30,718	$12,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,117	64,994
Impairments	14,569	34,376
Amortization of deferred financing costs	2,979	2,401
Amortization of debt discounts	4,562	3,061
Stock-based compensation expense	4,366	2,246
(Gain) loss on debt extinguishment	(21,328)	30
Loss (gain) on dispositions of real estate and other assets	605	(16,217)
Non-cash revenue	(5,491)	(6,390)
Bad debt expense and other	1,488	1,336
Changes in operating assets and liabilities:
Deferred costs and other assets, net	478	534
Accounts payable, accrued expenses and other liabilities	(1,903)	(2,398)
Net cash provided by operating activities	93,160	96,802
Investing activities
Acquisitions of real estate	(2,722)	(135,616)
Capitalized real estate expenditures	(9,890)	(13,312)
Investments in loans receivable	(35,450)	(3,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	3,798	1,151
Proceeds from dispositions of real estate and other assets	26,082	134,712
Net cash used in investing activities	(18,182)	(16,065)

	Three Months Ended March 31,
	2018	2017
Financing activities
Borrowings under Revolving Credit Facility	198,500	230,200
Repayments under Revolving Credit Facility	(156,000)	(187,200)
Borrowings under mortgages and notes payable	104,247	—
Repayments under mortgages and notes payable	(18,002)	(19,335)
Debt extinguishment costs	(1,105)	(544)
Deferred financing costs	(1,236)	(51)
Repurchase of shares of common stock	(104,526)	(804)
Preferred stock dividends paid	(2,588)	—
Common stock dividends paid	(80,821)	(87,218)
Net cash used in financing activities	(61,531)	(64,952)
Net increase in cash, cash equivalents and restricted cash	13,447	15,785
Cash, cash equivalents and restricted cash, beginning of period	114,707	36,898
Cash, cash equivalents and restricted cash, end of period	$128,154	$52,683

Cash paid for interest	$38,555	$38,899
Cash paid for income taxes	$107	$88

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Relief of debt in exchange for collateral assets	$—	$35,522
Relief of debt through foreclosure of real estate properties	33,917	—
Reclass of residual value on expired deferred financing lease to operating asset	—	8,613
Net real estate and other collateral assets sold or surrendered to lender	12,758	35,008
Accrued interest capitalized to principal (1)	1,062	714
Distributions declared and unpaid (including dividend rights)	79,645	87,864
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$2,571,942	$2,588,930
Buildings and improvements	4,685,541	4,692,377
Total real estate investments	7,257,483	7,281,307
Less: accumulated depreciation	(1,113,804)	(1,075,643)
	6,143,679	6,205,664
Loans receivable, net	111,062	79,967
Intangible lease assets, net	396,596	409,903
Real estate assets under direct financing leases, net	24,847	24,865
Real estate assets held for sale, net	19,432	48,929
Net investments	6,695,616	6,769,328
Cash and cash equivalents	10,989	8,798
Deferred costs and other assets, net	241,875	231,045
Goodwill	254,340	254,340
Total assets	$7,202,820	$7,263,511
Liabilities and partners' capital
Liabilities:
Revolving Credit Facility	$154,500	$112,000
Term Loan, net	—	—
Senior Unsecured Notes, net	295,431	295,321
Mortgages and notes payable, net	2,571,794	2,516,478
Notes payable to Spirit Realty Capital, Inc., net	719,295	715,881
Total debt, net	3,741,020	3,639,680
Intangible lease liabilities, net	151,179	155,303
Accounts payable, accrued expenses and other liabilities	141,898	148,919
Total liabilities	4,034,097	3,943,902
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 3,988,218 units issued and outstanding as of both March 31, 2018 and December 31, 2017	23,954	24,426
Limited partners' preferred capital: 6,900,000 issued and outstanding as of March 31, 2018 and December 31, 2017	166,193	166,193
Limited partners' capital: 432,573,436 and 444,880,051 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,978,576	3,128,990
Total partners' capital	3,168,723	3,319,609
Total liabilities and partners' capital	$7,202,820	$7,263,511

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rentals	$157,612	$159,220
Interest income on loans receivable	1,827	892
Earned income from direct financing leases	465	612
Tenant reimbursement income	4,418	3,965
Other income	956	733
Total revenues	165,278	165,422
Expenses:
General and administrative	15,885	13,418
Transaction costs	3,932	—
Property costs (including reimbursable)	7,415	9,051
Real estate acquisition costs	48	153
Interest	51,065	46,623
Depreciation and amortization	62,117	64,994
Impairments	14,569	34,376
Total expenses	155,031	168,615
Income (loss) before other income/(expense) and income tax expense	10,247	(3,193)
Other income (expense):
Gain (loss) on debt extinguishment	21,328	(30)
Total other income (expense)	21,328	(30)
Income (loss) before income tax expense	31,575	(3,223)
Income tax expense	(252)	(165)
Income (loss) before (loss) gain on disposition of assets	31,323	(3,388)
(Loss) gain on disposition of assets	(605)	16,217
Net income and total comprehensive income	$30,718	$12,829
Preferred distributions	(2,588)	—
Net income after preferred distributions	$28,130	$12,829

Net income attributable to the general partner	$229	$109
Net income attributable to the limited partners	$30,489	$12,720

Net income per partnership unit - basic	$0.06	$0.03

Net income per partnership unit - diluted	$0.06	$0.03

Weighted average partnership units outstanding:
Basic	444,875,428	482,607,198
Diluted	445,102,225	482,609,096

Distributions declared per partnership unit issued	$0.1800	$0.1800

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)
(Unaudited)

	Preferred Units		Common Units				Total Partnership Capital
	Limited Partners' Capital (2)		General Partner's Capital (1)		Limited Partners' Capital (2)

	Units	Amount	Units	Amount	Units	Amount
Balances, December 31, 2017	6,900,000	$166,193	3,988,218	$24,426	444,880,051	$3,128,990	$3,319,609
Net income	—	—	—	229	—	30,489	30,718
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions	—	—	—	229	—	27,901	28,130
Issuance of preferred partnership units	—	—	—	—	—	—	—
Partnership distributions declared on common units	—	—	—	(701)	—	(77,880)	(78,581)
Tax withholdings related to net partnership unit settlements	—	—	—	—	(60,945)	(484)	(484)
Repurchase of partnership units	—	—	—	—	(13,161,065)	(104,041)	(104,041)
Stock-based compensation	—	—	—	—	915,395	4,090	4,090
Balances, March 31, 2018	6,900,000	$166,193	3,988,218	$23,954	432,573,436	$2,978,576	$3,168,723
(1) Consists of general partnership interests held by OP Holdings.
(2) Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income attributable to partners	$30,718	$12,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,117	64,994
Impairments	14,569	34,376
Amortization of deferred financing costs	2,979	2,401
Amortization of debt discounts	4,562	3,061
Stock-based compensation expense	4,366	2,246
(Gain) loss on debt extinguishment	(21,328)	30
Loss (gain) on dispositions of real estate and other assets	605	(16,217)
Non-cash revenue	(5,491)	(6,390)
Bad debt expense and other	1,488	1,336
Changes in operating assets and liabilities:
Deferred costs and other assets, net	478	534
Accounts payable, accrued expenses and other liabilities	(1,903)	(2,398)
Net cash provided by operating activities	93,160	96,802
Investing activities
Acquisitions of real estate	(2,722)	(135,616)
Capitalized real estate expenditures	(9,890)	(13,312)
Investments in loans receivable	(35,450)	(3,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	3,798	1,151
Proceeds from dispositions of real estate and other assets	26,082	134,712
Net cash used in investing activities	(18,182)	(16,065)

	Three Months Ended March 31,
	2018	2017
Financing activities
Borrowings under Revolving Credit Facility	198,500	230,200
Repayments under Revolving Credit Facility	(156,000)	(187,200)
Borrowings under mortgages and notes payable	104,247	—
Repayments under mortgages and notes payable	(18,002)	(19,335)
Debt extinguishment costs	(1,105)	(544)
Deferred financing costs	(1,236)	(51)
Repurchase of partnership units	(104,526)	(804)
Preferred distributions paid	(2,588)	—
Common distributions paid	(80,821)	(87,218)
Net cash used in financing activities	(61,531)	(64,952)
Net increase in cash, cash equivalents and restricted cash	13,447	15,785
Cash, cash equivalents and restricted cash, beginning of period	114,707	36,898
Cash, cash equivalents and restricted cash, end of period	$128,154	$52,683

Cash paid for interest	$38,555	$38,899
Cash paid for income taxes	$107	$88

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Relief of debt in exchange for collateral assets	$—	$35,522
Relief of debt through foreclosure of real estate properties	33,917	—
Reclass of residual value on expired deferred financing lease to operating asset	—	8,613
Net real estate and other collateral assets sold or surrendered to lender	12,758	35,008
Accrued interest capitalized to principal (1)	1,062	714
Distributions declared and unpaid (including dividend rights)	79,645	87,864
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 1. Organization
Company Organization and Operations
Spirit Realty Capital, Inc. (the "Corporation" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within retail, office, industrial and data center property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.The Company began operations through a predecessor legal entity in 2003.
The Company’s operations are generally carried out through Spirit Realty, L.P. (the "Operating Partnership") and its subsidiaries. Spirit General OP Holdings, LLC ("OP Holdings"), one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. The Corporation and a wholly-owned subsidiary ("Spirit Notes Partner, LLC") are the only limited partners and together own the remaining 99% of the Operating Partnership.
On August 3, 2017, the Company announced a proposed Spin-Off of almost all of the properties leased to Shopko, the assets that collateralize Master Trust 2014 and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT, or SMTA. Transaction costs associated with the Spin-Off for the three months ended March 31, 2018 totaled $3.9 million and are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive income.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of March 31, 2018 and December 31, 2017, net assets totaling $2.84 billion and $2.78 billion, respectively, were held, and net liabilities totaling $2.70 billion and $2.63 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
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
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company's reserves for uncollectible amounts totaled $11.5 million and $12.4 million as of March 31, 2018 and December 31, 2017, respectively, against accounts receivable balances of $23.8 million and $27.2 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience. The Company established a reserve for losses of $1.5 million at March 31, 2018 and $1.8 million at December 31, 2017 against deferred rental revenue receivables of $85.8 million and $81.6 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term investments. Restricted cash is classified within deferred costs and other assets, net in the accompanying consolidated balance sheets. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$10,989	$8,798	$9,309
Restricted cash:
Collateral deposits (1)	1,190	1,751	1,451
Tenant improvements, repairs, and leasing commissions (2)	8,782	8,257	10,277
Master Trust Release (3)	97,010	85,703	30,395
Liquidity reserve (4)	5,527	5,503	—
Other (5)	4,656	4,695	1,251
Total cash, cash equivalents and restricted cash	$128,154	$114,707	$52,683
(1) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.
(2) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3) Proceeds from the sale of assets pledged as collateral under the Spirit Master Funding Program, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal.
(4) Liquidity reserve cash was placed on deposit for Master Trust 2014 and is held until there is a cashflow shortfall or upon achieving certain performance criteria, as defined in the agreements governing Master Trust 2014, or a liquidation of Master Trust 2014 occurs.
(5) Funds held in lender controlled accounts released after scheduled debt service requirements are met.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
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
Income Taxes
The Company has elected to be taxed as a REIT under the Code. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income. Taxable income from non-REIT activities managed through any of the Company's taxable REIT subsidiaries is subject to federal, state, and local taxes, which are not material.
The Operating Partnership is a partnership for federal income tax purposes. Partnerships are pass-through entities and are not subject to U.S. federal income taxes, therefore no provision has been made for federal income taxes in the accompanying financial statements. Although most states and cities where the Operating Partnership operates follow the U.S. federal income tax treatment, there are certain jurisdictions such as Texas, Tennessee and Ohio that impose income or franchise taxes on a partnership.
Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers and is effective for annual reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company adopted the new revenue recognition standard effective January 1, 2018 under the modified retrospective method, and elected to apply the standard only to contracts that were not completed as of the date of adoption (i.e. January 1, 2018). In evaluating the impact of this new standard, the Company identified that lease contracts covered by Leases (Topic 840) are excluded from the scope of this new guidance, as such, this ASU had no material impact on the Company's reported revenues, results of operations, financial position, cash flows and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee primarily consist of its corporate office and equipment leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. Under the guidance as currently contemplated, the Company will record certain expenses paid directly by tenants that protect the Company's interests in its properties, such as insurance and real estate taxes, however the FASB has announced it will re-evaluate this requirement. The Company has begun implementation of the ASU and is currently evaluating the overall impact of this ASU on its consolidated financial statements.
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
March 31, 2018
(Unaudited)

periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 effective January 1, 2018 and has applied it retrospectively. As a result of adoption, debt prepayment and debt extinguishment costs, previously presented in operating activities, are now presented in financing activities in the consolidated statement of cash flows. There was no impact on the statements of cash flows for the Company for other types of transactions.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires entities to include restricted cash and restricted cash equivalents within the cash and cash equivalents balances presented in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company adopted ASU 2016-18 effective January 1, 2018 and applied it retrospectively. As a result, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.
Note 3. Investments
Real Estate Investments

As of March 31, 2018, the Company's gross investment in real estate properties and loans totaled approximately $7.8 billion, representing investments in 2,446 properties, including 82 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 12.0%, as the only state with a real estate investment value greater than 10% of the real estate investment value of the Company's entire portfolio.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

During the three months ended March 31, 2018, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2017	2,392	88	2,480	$7,823,058	$79,967	$7,903,025
Acquisitions/improvements (1)	1	—	1	12,612	35,000	47,612
Dispositions of real estate (2)(3)(4)	(29)	(6)	(35)	(46,349)	—	(46,349)
Principal payments and payoffs	—	—	—	—	(4,279)	(4,279)
Impairments	—	—	—	(14,569)	—	(14,569)
Write-off of gross lease intangibles	—	—	—	(36,105)	—	(36,105)
Loan premium amortization and other	—	—	—	(720)	374	(346)
Gross balance, March 31, 2018	2,364	82	2,446	7,737,927	111,062	7,848,989
Accumulated depreciation and amortization				(1,304,677)	—	(1,304,677)
Other				125	—	125
Net balance, March 31, 2018				$6,433,375	$111,062	$6,544,437
(1) Includes investments of $7.2 million in revenue producing capitalized expenditures, as well as $2.7 million of non-revenue producing capitalized expenditures as of March 31, 2018.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $8.7 million as of March 31, 2018.
(3) For the period ended March 31, 2018, the total (loss) gain on disposal of assets for properties held in use and held for sale was $(1.8) million and $1.2 million, respectively.
(4) Includes four deed-in-lieu properties with a real estate investment of $10.5 million that were transferred to the lender during the three months ended March 31, 2018.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after April 1, 2018) at March 31, 2018 (in thousands):

March 31, 2018
Remainder of 2018	$448,005
2019	587,122
2020	570,318
2021	542,008
2022	504,471
Thereafter	3,608,539
Total future minimum rentals	$6,260,463
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	March 31, 2018	December 31, 2017
Mortgage loans - principal	$65,767	$69,963
Mortgage loans - premium, net of amortization	4,490	5,038
Allowance for loan losses	—	(389)
Mortgages loans, net	70,257	74,612
Other note receivables - principal	40,805	5,355
Allowance for loan losses	—	—
Other note receivables, net	40,805	5,355
Total loans receivable, net	$111,062	$79,967
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are four other notes receivable included within loans receivable, of which three notes totaling $39.1 million are secured by tenant assets and stock and the remaining note with a balance of $1.7 million is unsecured.

On January 16, 2018, the Operating Partnership funded a $35.0 million B-1 Term Loan, included in the table above, as part of a syndicated loan and security agreement with Shopko as borrower and several banks as lenders. The B-1 Term Loan bears interest at a rate of 12% per annum and matures on June 19, 2020. Principal will be repaid in quarterly installments of $0.6 million commencing on November 1, 2018, while interest will be paid monthly. The loan is secured by Shopko’s assets in its $784 million asset-backed lending facility and is subordinate to other loans made under the syndicated loan and security agreement. The Operating Partnership received a commitment fee equal to 3.00% of the B-1 Term Loan.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2018	December 31, 2017
In-place leases	$554,197	$591,551
Above-market leases	84,516	89,640
Less: accumulated amortization	(242,117)	(271,288)
Intangible lease assets, net	$396,596	$409,903

Below-market leases	$206,263	$216,642
Less: accumulated amortization	(55,084)	(61,339)
Intangible lease liabilities, net	$151,179	$155,303
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases were $1.5 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. The value of in place leases amortized and included in depreciation and amortization expense was $10.0 million and $11.2 million for the three months ended March 31, 2018 and 2017, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	March 31, 2018	December 31, 2017
Minimum lease payments receivable	$6,842	$7,325
Estimated residual value of leased assets	24,552	24,552
Unearned income	(6,547)	(7,012)
Real estate assets under direct financing leases, net	$24,847	$24,865
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the three months ended March 31, 2018 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2017	15	$48,929
Transfers from real estate investments held and used	4	3,581
Sales	(3)	(6,994)
Transfers to real estate investments held and used	(7)	(25,715)
Impairments		(369)
Balance, March 31, 2018	9	$19,432
Impairments

The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2018	2017
Real estate and intangible asset impairment	$14,961	$35,220
Write-off of lease intangibles, net	(376)	(844)
Recovery of loans receivable, previously impaired	(16)	—
Total impairment loss	$14,569	$34,376

Impairments for the three months ended March 31, 2018 were comprised of $0.4 million on properties classified as held for sale and $14.2 million on properties classified as held and used. Impairments for the three months ended March 31, 2017 were comprised of $11.5 million on properties classified as held for sale and $22.9 million on properties classified as held and used.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	March 31, 2018	December 31, 2017
			(in Years)	(In Thousands)
Revolving Credit Facility	5.88%	3.06%	1.0	$154,500	$112,000
Term Loan	—%	—%	0.6	—	—
Master Trust Notes	5.63%	4.95%	5.0	2,243,210	2,248,504
CMBS	5.61%	5.56%	6.0	382,718	332,647
Convertible Notes	5.31%	3.28%	2.0	747,500	747,500
Senior Unsecured Notes	4.70%	4.45%	8.5	300,000	300,000
Total debt	5.52%	4.57%	4.6	3,827,928	3,740,651
Debt discount, net				(48,768)	(61,399)
Deferred financing costs, net (4)				(38,140)	(39,572)
Total debt, net				$3,741,020	$3,639,680
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the three months ended March 31, 2018 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of March 31, 2018.
(3) Represents the weighted average maturity based on the outstanding principal balance as of March 31, 2018.
(4) The Company records deferred financing costs for its Revolving Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.
Revolving Credit Facility
The Company has access to an unsecured credit facility, the Revolving Credit Facility, which matures on March 31, 2019 (extendable at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements) and includes an accordion feature to increase the committed facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. The Operating Partnership may voluntarily prepay the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, but subject to applicable LIBOR breakage fees, if any.
Borrowings bear interest at 1-Month LIBOR plus 0.875% to 1.55% per annum and require a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum. As of March 31, 2018, the Revolving Credit Facility bore interest at 1-Month LIBOR plus 1.25% and incurred a facility fee of 0.25% per annum.
In connection with placement and use of the Revolving Credit Facility, the Company has incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Revolving Credit Facility. The unamortized deferred financing costs relating to the Revolving Credit Facility were $1.3 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of March 31, 2018, $154.5 million was outstanding and $645.5 million of borrowing capacity was available under the Revolving Credit Facility. The Operating Partnership's ability to borrow under the Revolving Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2018, the Corporation and the Operating Partnership were in compliance with these financial covenants.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Term Loan
On November 3, 2015, the Company entered into a Term Loan Agreement with an initial maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased to $600.0 million, subject to obtaining additional lender commitments. Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period.
As of March 31, 2018, the Term Loan had a zero outstanding balance and $420.0 million of available borrowing capacity.The Term Loan Agreement provides that outstanding borrowings bear interest at 1-Month LIBOR plus 0.90% to 1.75% per annum, depending on the Corporation’s credit ratings.
As a result of entering into the Term Loan, the Company incurred origination costs of $2.4 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of March 31, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Term Loan were $0.5 million and $0.7 million, respectively, and were recorded net against the principal balance of mortgages and notes payable as of March 31, 2018 and December 31, 2017, on the accompanying consolidated balance sheets.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount of senior notes, which are guaranteed by the Corporation. The Senior Unsecured Notes were issued at 99.378% of their principal face amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.45% per annum, payable on March 15 and September 15 of each year, and mature on September 15, 2026. The Company filed a registration statement with the SEC to exchange the private Senior Unsecured Notes for registered Senior Unsecured Notes with substantially identical terms, which became effective on April 14, 2017. All $300.0 million aggregate principal amount of private Senior Unsecured Notes were tendered in the exchange for registered Senior Unsecured Notes.
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs and an offering discount of $1.9 million. These amounts are being amortized to interest expense over the life of the Senior Unsecured Notes. As of March 31, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $2.9 million and $3.0 million, respectively, and the unamortized discount was $1.6 million and $1.7 million, respectively, with both the deferred financing costs and offering discount recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Corporation and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2018, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

On January 23, 2018, the Company re-priced a private offering of the Master Trust 2014 Series 2017-1 notes with $674.2 million aggregate principal amount. As a result, the interest rate on the Class B Notes was reduced from 6.35% to 5.49%, while the other terms of the Class B Notes will remain unchanged. The terms of the Class A Notes were unaffected by the repricing. In connection with the re-pricing, the Company received $8.2 million in additional proceeds, that reduced the discount on the underlying debt.
On February 2, 2018, Spirit Realty, L.P., sold its holding of Master Trust 2014 Series 2014-2 notes with a principal balance of $11.6 million to a third-party. This transaction resulted in an increase in the Company's mortgages and notes payable, net balance as shown in the balance sheet.
The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	March 31, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	2.3	249,203	252,437
Series 2014-2	5.8%	3.0	232,768	222,683
Series 2014-3	5.7%	4.0	310,439	311,336
Series 2014-4 Class A1	3.5%	1.8	149,629	150,000
Series 2014-4 Class A2	4.6%	11.8	353,746	358,664
Series 2017-1 Class A (2)	4.4%	4.7	513,569	515,280
Series 2017-1 Class B (2)	6.4%	4.7	125,400	125,400
Total Master Trust 2014 notes	5.0%	5.1	1,934,754	1,935,800
Series 2013-1 Class A	3.9%	0.7	123,781	125,000
Series 2013-2 Class A	5.3%	5.7	184,675	187,704
Total Master Trust 2013 notes	4.7%	3.7	308,456	312,704
Total Master Trust notes			2,243,210	2,248,504
Debt discount, net			(26,125)	(36,188)
Deferred financing costs, net			(22,825)	(24,010)
Total Master Trust Notes, net			$2,194,260	$2,188,306
(1) Represents the individual series stated interest rate as of March 31, 2018 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of March 31, 2018.
(2) The Operating Partnership acquired $27.1 million in aggregate principal amount of Class A Notes and $6.6 million in aggregate principal amount of Class B Notes to satisfy its regulatory risk retention obligations.
As of March 31, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. As of March 31, 2018, the Master Trust 2013 notes were secured by 295 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation.
CMBS
As of March 31, 2018, indirect wholly-owned special purpose entity subsidiaries of the Corporation were borrowers under seven fixed-rate non-recourse loans, excluding three loans in default, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of March 31, 2018, excluding the defaulted loans, ranged from 4.67% to 6.00% with a weighted average stated interest rate of 4.84%. As of March 31, 2018, these fixed-rate loans were secured by 101 properties. As of March 31, 2018 and December 31, 2017, the unamortized deferred financing costs associated with these fixed-rate loans were $4.8 million and $3.9 million, respectively, and the unamortized net offering discount was $0.1 million as-of both periods. Both the deferred financing costs and offering discount were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Included in mortgages and notes payable, net is a new non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders, which the Company entered into on January 22, 2018. The loan is collateralized by a single distribution center property located in Katy, Texas. The loan has a term of 10 years to maturity with an interest rate based on the 10-year mid-market swap rate (or Treasury rate, whichever is greater) plus a spread of 245 basis points. As a result of the issuance, the Company received approximately $84 million in proceeds.
As of March 31, 2018, certain borrowers were in default under the loan agreements relating to three separate CMBS fixed-rate loans, where three properties securing the respective loans were no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on these loans was between 7.53% and 9.85%. Each defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligations. As of March 31, 2018, the aggregate principal balance under the defaulted loans was $31.4 million, which includes $10.3 million of interest capitalized to the principal balance.
Convertible Notes
In May 2014, the Corporation issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc., on the consolidated balance sheets of the Operating Partnership.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. As of March 31, 2018, the conversion rate was 77.4557 per $1,000 principal note. Earlier conversion may be triggered if shares of the Corporation's common stock trade higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of March 31, 2018 and December 31, 2017, the unamortized discount was $21.1 million and $23.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of March 31, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Convertible Notes were $7.1 million and $8.0 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the three months ended March 31, 2018, the Company extinguished a total of $33.9 million aggregate principal amount of CMBS indebtedness with a weighted average contractual default interest rate of 9.88%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $21.3 million.
During the three months ended March 31, 2017, the Company extinguished a total of $49.2 million aggregate principal amount of mortgage indebtedness with a weighted average contractual interest rate of 5.69%. As a result of these transactions, the Company recognized a de minimis net loss.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Debt Maturities
As of March 31, 2018, scheduled debt maturities of the Company’s Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Master Trust Notes, CMBS and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2018 (1)	$32,562	$155,226	$187,788
2019 (2)	45,413	557,000	602,413
2020	50,240	364,997	415,237
2021	33,665	565,176	598,841
2022	33,849	981,461	1,015,310
Thereafter	195,915	812,424	1,008,339
Total	$391,644	$3,436,284	$3,827,928
(1) The balloon payment balance in 2018 includes $31.4 million, including $10.3 million of capitalized interest, for the acceleration of principal payable following an event of default under three non-recourse CMBS loans with a stated maturity in 2018.
(2) 2019 includes the Revolving Credit Facility which is extendible for one year at the borrower's option.
Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense – Revolving Credit Facility (1)	$1,352	$1,232
Interest expense – Term Loan	—	2,246
Interest expense – Senior Unsecured Notes	3,338	3,338
Interest expense – mortgages and notes payable	32,707	28,218
Interest expense – Convertible Notes (2)	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,979	2,401
Amortization of debt discount, net	4,562	3,061
Total interest expense	$51,065	$46,623
(1) Includes facility fees of approximately $0.5 million and $0.6 million for the three month periods ended March 31, 2018 and 2017, respectively.
(2) Included in interest expense on the Operating Partnership's consolidated statements of operations and comprehensive income are amounts paid to the Corporation by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Note 5. Stockholders’ Equity and Partners' Capital
Common Stock
During the three months ended March 31, 2018, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.1 million shares of common stock valued at $0.5 million, solely to pay the associated statutory tax withholdings during the three months ended March 31, 2018.
Preferred Stock
As of March 31, 2018, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). During the quarter ended March 31, 2018, the Company paid $2.6 million in Series A Preferred Stock dividends.
ATM Program
In November 2016, the Company's Board of Directors approved a new ATM Program and the Company terminated its existing program. As of March 31, 2018, no shares of the Company's common stock had been sold under the new ATM Program and $500.0 million in gross proceeds capacity remained available.
Stock Repurchase Programs
In August 2017, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. During the three months ended March 31, 2018, 13,161,065 shares of the Company's common stock have been repurchased in open market transactions under the stock repurchase program at a weighted average price of $7.88 per share and $63.9 million in available capacity remains under the stock repurchase program. Fees associated with the repurchase of $301,161 are included in accumulated deficit.
Dividends Declared
For the three months ended March 31, 2018, the Corporation's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
March 5, 2018	$0.375	March 15, 2018	$2,588	March 30, 2018
Common Stock
March 5, 2018	$0.1800	March 30, 2018	$78,581	April 13, 2018
The dividends declared on March 5, 2018 was paid on April 13, 2018 and is included in accounts payable, accrued expenses and other liabilities as of March 31, 2018.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Note 6. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims.

In 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC ("Haggen"), filed petitions for bankruptcy. At the time of the filing, Haggen leased 20 properties from a subsidiary of the Company under a master lease. The Company and Haggen restructured the master lease in an initial settlement agreement with approved claims of $21.0 million. In 2016, the Company entered into a second settlement agreement with both Haggen and Albertsons, LLC for $3.4 million and $3.0 million, respectively. To date, the Company has collected $5.5 million of the total claims and there is no guaranty that the remaining claims of $21.9 million will be paid or otherwise satisfied in full.
As of March 31, 2018, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of March 31, 2018, the Company had commitments totaling $65.7 million, of which $17.8 million relates to future acquisitions with the majority of the remainder to fund revenue generating improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the total commitments of $65.7 million, $63.3 million is expected to be funded during fiscal year 2018. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of March 31, 2018, no accruals have been made.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Note 7. Fair Value Measurements
Recurring Fair Value Measurements
The Company did not have any assets or liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017. (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Long-lived assets held and used	$27,346	—	—	$27,346
Long-lived assets held for sale	$1,005	—	—	$1,005

December 31, 2017
Long-lived assets held and used	$28,312	—	—	$28,312
Long-lived assets held for sale	$42,142	—	—	$42,142

Real estate and the related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant, non-operating or the lease on the asset expiring in three months or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
During the three months ended March 31, 2018 and for the year ended December 31, 2017, we determined that 20 and 18 long-lived assets held and used, respectively, were impaired.
For 14 of the held and used properties impaired during the three months ended March 31, 2018 and 17 of the held and used properties during the year ended December 31, 2017, the Company estimated property fair value using price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	March 31, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$100.00 - $191.94	$105.64	196,544	$13.66 - $305.05	$55.68	364,940
Industrial	—	—	—	$3.30 - $8.56	$5.35	370,824
Office	$225.04	$225.04	5,999	$24.82 - $244.86	$40.14	161,346

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

For the 6 remaining held and used properties impaired during the three months ended March 31, 2018 and 1 held and used properties impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot of listing price and broker opinion of value used as inputs (price per square foot in dollars):

	March 31, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$7.00 - $107.57	$57.62	102,742	$88.89	$88.89	22,500
For the three months ended March 31, 2018 and year ended December 31, 2017, we determined that 2 and 8 long-lived assets held for sale, respectively, were impaired. The Company estimated fair value of held for sale properties using price per square foot from the signed purchase and sale agreements as follows (price per square foot in dollars):

	March 31, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$239.73 - $603.54	$421.64	2,336	$55.30 - $346.23	$230.52	150,376
Industrial	—	—	—	$24.02 - $54.21	$37.09	223,747
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$111,062	$118,306	$79,967	$82,886
Revolving Credit Facility	154,500	154,491	112,000	111,997
Term Loan, net	—	—	—	—
Senior Unsecured Notes, net (1)	295,431	290,883	295,321	299,049
Mortgages and notes payable, net (1)	2,571,794	2,684,410	2,516,478	2,657,599
Convertible Notes, net (1)	719,295	750,980	715,881	761,440
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Note 8. Significant Credit and Revenue Concentration
As of March 31, 2018 and December 31, 2017, the Company’s real estate investments are occupied by 417 and 419 tenants, respectively, that operate within retail, office, industrial and data center property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company’s largest tenant as a percentage of rental revenue. Total rental revenues from properties leased to Shopko for the three months ended March 31, 2018 and 2017, contributed 7.1% and 8.3% of the rental revenue presented in the accompanying consolidated statements of operations and comprehensive income. No other tenant contributed 4% or more of the rental revenue during any of the periods presented. As of both March 31, 2018 and December 31, 2017, the Company's net investment in Shopko properties represents approximately 5.1% of the Company’s total assets shown in the accompanying consolidated balance sheets.
Note 9. Incentive Award Plan
Restricted Shares of Common Stock
During the three months ended March 31, 2018, the Company granted 0.9 million restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $7.0 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of March 31, 2018, there were approximately 2.1 million unvested restricted shares outstanding.
Performance Share Awards
During the three months ended March 31, 2018, the Board of Directors or committee thereof approved target grants of 0.5 million performance shares to executive officers of the Company. The performance period of these grants runs through December 31, 2020. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.
Approximately $1.1 million and $0.8 million in dividend rights have been accrued for non-vested performance share awards outstanding as of March 31, 2018 and December 31, 2017, respectively. For outstanding non-vested awards at March 31, 2018, 1.8 million shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the three months ended March 31, 2018 and 2017, the Company recognized $4.4 million and $2.2 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
As of March 31, 2018, the remaining unamortized stock-based compensation expense totaled $25.4 million, with $14.4 million related to restricted stock awards and $11.0 million related to performance share awards. Amortization is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Note 10. Income Per Share and Partnership Unit
Income per share has been computed using the two-class method, which is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive non-forfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders.
The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Basic and diluted income:
Income (loss) before (loss) gain on disposition of assets	$31,323	$(3,388)
(Loss) gain on disposition of assets	(605)	16,217
Less: income attributable to unvested restricted stock	(383)	(234)
Less: dividends paid to preferred stockholders	(2,588)	—
Net income attributable to common stockholders used in basic and diluted income per share	$27,747	$12,595

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	446,483,145	483,752,233
Less: unvested weighted average shares of restricted stock	(1,607,717)	(1,145,035)
Weighted average shares of common stock outstanding used in basic income per share	444,875,428	482,607,198
Net income per share attributable to common stockholders—basic	$0.06	$0.03

Diluted weighted average shares of common stock outstanding: (1)
Unvested performance shares	226,797	—
Stock options	—	1,898
Convertible debt	—	—
Weighted average shares of common stock outstanding used in diluted income per share	445,102,225	482,609,096
Net income per share attributable to common stockholders—diluted	$0.06	$0.03

Potentially dilutive shares of common stock
Unvested shares of restricted stock	252,475	78,637
Total	252,475	78,637
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three months ended March 31, 2018, the Corporation's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for both periods.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2018
(Unaudited)

Note 11. Subsequent Events
Share Repurchase Programs
In April 2018, the Company fully utilized the remaining $63.9 million authorized under the existing share repurchase program, having purchased 8.1 million shares of its common stock at a weighted average price of $7.93 per share.
On April 30, 2018, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to 250 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements.
Spin-Off of SMTA
On May 1, 2018, the Company's Board of Directors formally declared the distribution in connection with the Company's previously announced Spin-Off of SMTA, subject to certain conditions, and set May 18, 2018, as the record date for the distribution. The Company's stockholders at the close of business on the record date will be entitled to receive shares of SMTA common stock in the Spin-Off, which the Company expects to occur on May 31, 2018, the distribution date.  Each SRC stockholder will receive one share of SMTA common stock for every 10 shares of SRC common stock held on the record date.
Prepayment on Master Trust 2013
On April 30, 2018, the Company notified the trustee of Master Trust 2013 of Spirit's intent to redeem the Series 2013-1 Class A notes on May 21, 2018, at which time the principal payment, along with any unpaid interest, will be settled. The principal balance outstanding of the Series 2013-1 Class A notes was $123.8 million as of March 31, 2018. There is no make-whole payment associated with the redemption of these notes.

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

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Overview
Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate assets throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants with business operations within retail, office, data centers and industrial property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and other loans to provide a range of financing solutions to our tenants.
As of March 31, 2018, our owned real estate represented investments in 2,364 properties. Our properties are leased to 417 tenants across 49 states and 32 industries. As of March 31, 2018, our owned properties were approximately 98.9% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by 82 real estate properties or other related assets.
Our operations are primarily carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership.
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
We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.
On August 3, 2017, we announced a proposed Spin-Off of almost all of our interests in our properties leased to Shopko, assets that collateralize Master Trust 2014 and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT, or SMTA. If the Spin-Off is completed, our stockholders would receive a distribution of common shares of beneficial interest in SMTA, which will be treated as a taxable distribution to them. The Spin-Off is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SMTA's registration statement on Form 10 is effective and receipt of certain third party consents. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the Spin-Off or cause the Spin-Off to occur on terms or conditions that are less favorable and/or different than those described herein. The transaction is expected to be completed in the second quarter of 2018. We may, at any time and for any reason until the proposed transaction is complete, abandon the Spin-Off or modify or change its terms, including the assets we plan to contribute to SMTA.
Highlights
For the three months ended March 31, 2018:

•
Generated net income of $0.06 versus $0.03 per share, FFO of $0.24 versus $0.20 per share and AFFO of $0.21 ($0.22 per share excluding cash severance charges) versus $0.20 per share, in each case, compared to same quarter in 2017.

•	Real estate portfolio occupancy was 98.9% as of March 31, 2018.

•	Repurchased 13.2 million shares of outstanding common stock at a weighted average purchase price of $7.88 per share.

•	Our corporate liquidity was $1.1 billion as of March 31, 2018, including availability under our unsecured line of credit, term loan and cash available for investment.

•	Adjusted Debt to Annualized Adjusted EBITDAre was 6.3x as of March 31, 2018.

•	Invested $9.9 million in one property and revenue producing capital expenditures.

•	Disposed of 29 properties for $37.7 million, including four non-revenue producing properties transferred to CMBS lenders to satisfy $26.2 million in debt obligations.

Factors that May Influence Our Operating Results
ACQUISITIONS AND LEASE STRUCTURE
Our principal business is acquiring commercial real estate properties, generally leased to tenants under triple-net leases. Our ability to grow revenue and produce superior risk-adjusted returns depends on our ability to acquire additional properties at a yield sufficiently in excess of our cost of capital. We focus on opportunities to acquire attractive commercial real estate by providing capital to small and middle-market companies that we conclude have stable and proven operating histories and attractive credit characteristics. Small and middle-market companies are often willing to enter into leases with structures and terms that we consider appealing and that we believe increase the security of rental payments.
Portfolio Diversification
Our strategy emphasizes a portfolio that (1) derives no more than 10% of its Contractual Rent from any single tenant and no more than 3.0% of its Contractual Rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the U.S. without significant geographic concentration.
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
In particular, we have experienced and expect to continue to experience challenges with some of our retailers through increased credit losses. These credit losses may result in lower revenues from non-performing leases and certain charges for the write-off of unrecoverable receivables. We expect the non-performance for certain of our leases to continue.
Shopko Update
As of March 31, 2018, Shopko represents our most significant tenant. As of March 31, 2018, we lease 98 properties to Shopko, pursuant to three master leases and two single site leases, under which we receive approximately $3.9 million in Contractual Rent per month. We reduced our Shopko tenant concentration to 7.9% of Contractual Rent at March 31, 2018 compared to 8.1% at March 31, 2017.
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
In January 2018, the Operating Partnership funded a $35.0 million, B-1 term loan as part of a syndicated loan and security agreement with Shopko as borrower and several banks as lenders. The loan bears interest at 12.0% per annum and matures in June 2020. Principal will be repaid in quarterly installments of $0.6 million commencing on November 1, 2018, while interest will be paid monthly. The loan is secured by Shopko's assets in its $784 million asset-backed lending facility and is subordinate to other loans made under the syndicated loan and security agreement. The Operating Partnership received a commitment fee equal to 3.00% of the B-1 term loan.
We continue monitoring Shopko's financial information, as well as other challenges impacting the retail industry generally, and continue evaluating Shopko's ongoing ability to meet its obligations to us under its leases. Although Shopko is current on all of its obligations under its lease arrangements with us as of March 31, 2018, we can give you no assurance that this will continue to be the case, particularly if Shopko experiences a further decline in its business, financial condition and results of operations or loses access to liquidity. If such events were to occur, Shopko may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us or close certain of its stores, or file for bankruptcy, all of which could significantly decrease the amount of revenue we receive from it.
Operationally Essential Real Estate with Long-Term Leases
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that our tenants would choose not to renew an expiring lease or reject a lease in bankruptcy. We also seek to enter into leases with relatively long initial terms, typically 15 to 20 years, and renewal options with attractive rent escalation provisions. As of March 31, 2018, our leases had a weighted average remaining lease term of 9.9 years, based on Contractual Rent, compared to a weighted average remaining lease term of 10.6 years as of March 31, 2017.
Rent Escalators
Our leases generally contain provisions contractually increasing the rental revenue over the term of the lease at specified dates by (1) a fixed amount or (2) the lesser of (a) 1 to 2 times CPI over a specified period, (b) a fixed percentage or (c) a fixed schedule. The percentage of our single-tenant properties containing rent escalators remained consistent at 89% as of both March 31, 2018 and March 31, 2017, respectively.
Master Lease Structure
Where appropriate, we seek to enter into master leases, whereby we lease multiple properties to a single tenant on an “all or none” basis. The master lease structure prevents a tenant from unilaterally giving up under-performing properties while retaining well-performing properties. Master lease revenue contributed approximately 45% of our Contractual Rent as of March 31, 2018, compared to approximately 44% as of March 31, 2017.
Triple-Net Leases
Our leases are predominantly triple-net leases, whereby the tenant pays all property operating expenses, including but not limited to real estate taxes, insurance premiums and repair and maintenance costs. As of March 31, 2018, approximately 84% of our properties (based on Contractual Rent) are subject to triple-net leases, compared to approximately 83% as of March 31, 2017.
ASSET MANAGEMENT
The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to:

•	collect rent due,

•	renew expiring leases or re-lease space upon expiration or other termination,

•	lease or dispose of currently vacant properties, and

•	maintain or increase rental rates.
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
Active Management and Monitoring of Risks Related to Our Investments
We seek to measure tenant financial distress risk and lease renewal risk through various processes. Many of our tenants are required to provide corporate-level and/or unit-level financial information, which includes balance sheet, income statement and cash flow statement data on a quarterly and/or annual basis. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to mitigate tenant credit quality risks and preserve the long-term return on our invested capital. Since our inception, our occupancy based on economically yielding properties has never fallen below 96.1%, despite the economic downturn of 2008 through 2010. The percentage of our properties that were economically yielding increased to approximately 98.9% as of March 31, 2018 from approximately 97.7% as of March 31, 2017.
On September 8, 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC, filed petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, Haggen Operations Holdings, LLC leased 20 properties on a triple net basis from a subsidiary of ours under a master lease. For discussion of the related settlement and current status of these properties, see Note 6 to the consolidated financial statements herein.
CAPITAL RECYCLING
We continuously evaluate opportunities for the disposition of properties in our portfolio when we believe such dispositions are appropriate in view of our business objectives, considering criteria including, but not limited to, tenant concentration, tenant credit quality, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector, or concept/brand), as well as potential uses of proceeds and tax considerations.

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
Interest Costs
Our fixed-rate debt structure provides us with a stable and predictable cash requirement related to our debt service. Any changes to our debt structure, including borrowings under our Revolving Credit Facility or debt financing associated with properly acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. A significant amount of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases. Fluctuations in interest rates will affect the interest expense we incur on unhedged variable interest rate debt and may impact our ability to refinance maturing debt.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations
Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change	% Change
Revenues:
Rentals	$157,612	$159,220	$(1,608)	(1.0)%
Interest income on loans receivable	1,827	892	935	NM
Earned income from direct financing leases	465	612	(147)	(24.0)%
Tenant reimbursement income	4,418	3,965	453	11.4%
Other income	956	733	223	30.4%
Total revenues	165,278	165,422	(144)	(0.1)%
Expenses:
General and administrative	15,885	13,418	2,467	18.4%
Transaction costs	3,932	—	3,932	100.0%
Property costs (including reimbursable)	7,415	9,051	(1,636)	(18.1)%
Real estate acquisition costs	48	153	(105)	(68.6)%
Interest	51,065	46,623	4,442	9.5%
Depreciation and amortization	62,117	64,994	(2,877)	(4.4)%
Impairments	14,569	34,376	(19,807)	(57.6)%
Total expenses	155,031	168,615	(13,584)	(8.1)%
Income (loss) before other income (expense) and income tax expense	10,247	(3,193)	13,440	NM
Other income (expense):
Gain (loss) on debt extinguishment	21,328	(30)	21,358	NM
Total other income (expense)	21,328	(30)	21,358	NM
Income (loss) before income tax expense	31,575	(3,223)	34,798	NM
Income tax expense	(252)	(165)	(87)	52.7%
Income (loss) before (loss) gain on disposition of assets	$31,323	$(3,388)	$34,711	NM

(Loss) gain on disposition of assets	$(605)	$16,217	$(16,822)	NM
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
Rental revenue for the comparative period remained relatively flat as decreases in contractual rent were offset by decreases in tenant credit losses. Our contractual rental revenue between periods decreased 3.1% as we were a net disposer of income producing real estate over the trailing twelve month period. Our overall dispositions resulted in a decrease in real estate investments, which totaled $7.7 billion at March 31, 2018, compared to $8.3 billion at March 31, 2017.
Non-cash rentals for the three months ended March 31, 2018 and 2017 were $6.1 million and $8.1 million, respectively. These amounts represent approximately 3.8% and 5.1% of total rental revenue for the three months ended March 31, 2018 and 2017, respectively. Tenant credit losses decreased between periods due to a higher amount of nonperforming properties in the convenience store and movie theater industries in the prior period.

Interest income on loans receivable
The increase in interest income on loans receivable is a result of the Operating Partnerships' funding of a $35.0 million B-1 term loan as part of a syndicated loan and security agreement with Shopko as borrower and several banks as lenders. Interest income on mortgage loans remained relatively flat period-over-period.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur. Tenant reimbursement income is driven by the tenant reimbursable property costs described below.
Other income
The period-over-period increase in other income was primarily due to the increase in interest income on an increased restricted cash balance related to Master Trust reserve balances and the creation of a liquidity reserve for Master Trust 2014.
EXPENSES
General and administrative
The period-over-period increase in general and administrative expenses is primarily due to a $4.1 million increase in compensation and benefits expenses, primarily due to severance costs following the departure of two executive officers recognized in the three months ended March 31, 2018, and no comparable expense in the three months ended March 31, 2017. This was partially offset by a $0.8 million decrease in each of professional fees, primarily legal fees, and bad debt expense recorded period-over-period. The decrease in bad debt expense was primarily a result of certain sporting goods and restaurant - casual dining properties for which the rent had been determined to be uncollectible for the three months ended March 31, 2017.
Transaction costs
In connection with the Spin-Off, we incurred $3.9 million in costs during three months ended March 31, 2018. These costs are comprised of $3.5 million in legal, accounting, auditing and financial adviser fees and $0.4 million in consulting and other costs.
Property costs
The decrease in property costs is primarily due to a decrease in property taxes compared to the same period in 2017, driven by fewer vacancies.
Interest
The increase in interest expense is primarily related to the new issuance of Master Trust 2014 notes in November 2017 and a new CMBS loan entered into in January 2018, partially offset by the extinguishment of $223.2 million of mortgage debt during the twelve months ended March 31, 2018.
The following table summarizes our interest expense on related borrowings:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Interest expense – Revolving Credit Facility (1)	$1,352	$1,232
Interest expense – Term Loan	—	2,246
Interest expense – Senior Unsecured Notes	3,338	3,338
Interest expense – mortgages and notes payable	32,707	28,218
Interest expense – Convertible Notes	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,979	2,401
Amortization of debt discount, net	4,562	3,061
Total interest expense	$51,065	$46,623
(1) Includes facility fees of approximately $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

Depreciation and amortization
During the twelve months ended March 31, 2018, we acquired 14 properties, representing an investment in real estate of $184.9 million, and we disposed of 164 properties with a gross investment of $409.8 million. While we were a net disposer during the period (based on investment in real estate), the impact to depreciation was relatively flat due to the timing of acquisition and disposition activity. The following table summarizes our depreciation and amortization expense:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Depreciation of real estate assets	$52,022	$53,663
Other depreciation	141	139
Amortization of lease intangibles	9,954	11,192
Total depreciation and amortization	$62,117	$64,994
Impairment
Impairment charges for the three months ended March 31, 2018 were $14.6 million. These charges included $14.2 million on properties held in use, including $3.0 million on 10 restaurant - casual dining properties, $1.3 million on one drug store/pharmacy property and $0.6 million on one medical office building. The remaining $9.3 million was related to eight vacant held in use properties. There was also $0.4 million of impairment recorded on two properties held for sale.
For the same period in 2017, impairment charges primarily included $11.9 million on properties held for sale, including $11.3 million on vacant held for sale properties, and $12.6 on vacant properties not classified as held for sale. Impairment charges also include $11.1 million on eight underperforming properties within the drug store/pharmacy, consumer electronics and general merchandise industries.
Gain (loss) on debt extinguishment
During the three months ended March 31, 2018, we extinguished $33.9 million of mortgage debt related to four loans on five underperforming properties, resulting in a gain on debt extinguishment of $21.3 million. For the same period in 2017, we extinguished $49.2 million of mortgage debt related to seven loans and recorded a de minimis loss.
(Loss) gain on disposition of assets
For the three months ended March 31, 2018, the loss on disposition of 29 properties included $1.6 million from the sale of 22 restaurant - casual dining properties and three mortgage notes and a net loss of $0.1 million from the disposal of five underperforming properties and two partial takings, mostly offset by a gain of $1.2 million on the sale of two convenience stores. For the same period in 2017, the gain on disposition of 57 properties primarily included $7.0 million from the sale of three Shopko properties, $4.5 million on the sale of a multi-tenant property and $4.1 million from the sale of 34 convenience store properties.

Property Portfolio Information
PROPERTY PORTFOLIO DIVERSIFICATION

2,364	98.9%	49	417	32
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of March 31, 2018:

Tenant	Number of Properties	Square Feet (in thousands)	Percent of Contractual Rent

Shopko (Specialty Retail Shops Holding Corp.)	98	6,669	7.9%
AMC Entertainment, Inc. / Carmike Cinemas	18	917	2.5
Walgreen Company	42	615	2.3
Church's Chicken (Cajun Global, LLC)	182	258	2.2
Academy Sports + Outdoors (Academy, LTD )	6	1,805	2.0
Circle K (Alimentation Couche-Tard, Inc.)	82	248	1.9
The Home Depot, Inc.	7	821	1.8
Regal Entertainment Group	15	656	1.5
Carmax, Inc.	8	356	1.5
CVS Caremark Corporation	34	383	1.5
Other	1,846	33,301	74.9
Vacant	26	1,732	—
Total	2,364	47,761	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2018:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Retail	2,180	36,120	84.3%
Industrial	67	9,264	8.3%
Office	114	1,949	6.4%
Data Centers	3	428	1.0%
Total	2,364	47,761	100.0%

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of March 31, 2018:

Tenant Industry	Industry Category	Number of Owned Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

General Merchandise	Retail	105	7,191	8.5%
Restaurants - Casual Dining	Service	274	1,665	8.2
Restaurants - Quick Service	Service	576	1,304	8.2
Movie Theaters	Service	62	3,115	7.6
Convenience Stores	Service	313	966	6.5
Grocery	Retail	61	2,968	4.9
Drug Stores / Pharmacies	Service	97	1,288	4.8
Specialty Retail	Retail	88	2,754	4.6
Medical Office	Service	111	1,130	4.5
Health and Fitness	Service	44	1,775	4.2
Home Furnishings	Retail	37	2,916	3.9
Entertainment	Service	26	1,151	3.1
Sporting Goods	Retail	17	2,329	3.2
Education	Service	55	821	2.7
Home Improvement	Retail	14	1,653	2.7
Automotive Services	Service	128	748	2.7
Automotive Dealers	Retail	22	630	2.3
Professional Services	Service	12	846	2.2
Manufacturing	Industrial	21	2,735	2.1
Car Washes	Service	41	231	1.9
Apparel	Retail	6	1,449	1.5
Building Materials	Retail	37	1,505	1.5
Distribution	Industrial	9	813	1.4
Wholesale Clubs / Supercenters	Retail	9	883	1.4
Dollar Stores	Retail	75	770	1.2
Pet Supplies & Service	Retail	6	1,016	1.0
Automotive Parts	Retail	60	416	1.0
Office Supplies	Retail	17	458	0.7
Travel Plazas	Service	3	48	0.5
Other	Other	6	147	0.4
Consumer Electronics	Retail	4	188	0.4
Discount Retailers	Retail	2	120	0.2
Vacant		26	1,732	—
Total		2,364	47,761	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of March 31, 2018:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	298	5,716	12.0%	Kansas	35	650	1.3
Georgia	179	1,973	6.2	Massachusetts	3	887	1.2
Florida	154	1,585	5.8	Iowa	31	557	1.1
Illinois	108	2,755	5.8	Oregon	10	444	1.1
Ohio	115	2,165	5.0	New Jersey	14	883	1.1
California	36	1,370	4.1	Idaho	16	679	1.0
Wisconsin	44	2,978	3.9	Mississippi	41	360	1.0
Michigan	136	2,097	3.7	Washington	12	462	0.9
Minnesota	49	2,162	3.6	New Hampshire	16	640	0.8
Arizona	60	940	3.2	Maryland	19	242	0.8
Missouri	91	1,369	3.0	Louisiana	24	208	0.7
Indiana	77	1,175	2.9	South Dakota	8	390	0.6
Tennessee	100	1,367	2.8	Montana	6	406	0.6
South Carolina	44	950	2.7	Connecticut	5	686	0.6
North Carolina	69	1,250	2.4	West Virginia	18	297	0.6
Alabama	104	660	2.2	Utah	7	674	0.5
Virginia	60	1,358	2.0	North Dakota	5	236	0.4
Colorado	29	993	1.9	Nebraska	12	363	0.4
Pennsylvania	42	1,109	1.8	Maine	25	68	0.4
New Mexico	37	539	1.7	Rhode Island	4	117	0.3
New York	35	858	1.7	Wyoming	8	180	0.2
Oklahoma	66	613	1.5	Alaska	5	63	0.1
Kentucky	46	544	1.5	U.S. V.I.	1	38	0.1
Nevada	5	1,099	1.4	Delaware	1	5	0.1
Arkansas	53	599	1.3	Vermont	1	2	*

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of March 31, 2018. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 9.9 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent

Remainder of 2018	31	$10,643	800	1.8%
2019	100	18,907	1,625	3.2
2020	73	18,971	1,483	3.2
2021	179	43,955	3,669	7.4
2022	122	34,077	3,022	5.7
2023	131	38,599	3,986	6.5
2024	55	22,310	1,355	3.7
2025	75	33,284	2,029	5.6
2026	186	41,648	3,614	7.0
2027	183	72,758	5,868	12.2
2028 and thereafter	1,203	260,983	18,578	43.7
Vacant	26	—	1,732	—
Total owned properties	2,364	$596,135	47,761	100.0%
(1) Contractual Rent for properties owned at March 31, 2018 multiplied by twelve.

Liquidity and Capital Resources
SHARE REPURCHASE PROGRAM
In August 2017, our Board of Directors approved a stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with the new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. During the three months ended March 31, 2018, 13,161,065 shares of the Company's common stock have been repurchased in open market transactions under the stock repurchase program at a weighted average price of $7.88 per share. As of March 31, 2018, 22,663,735 shares of our common stock have been repurchased in open market transactions since the authorization of the stock repurchase program, at a weighted average price of $8.21 per share, leaving $63.9 million in available capacity. Fees associated with the repurchase, of $0.5 million, are included in accumulated deficit.
SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities and borrowings under the Revolving Credit Facility and Term Loan. As of March 31, 2018, available liquidity was comprised of $645.5 million of borrowing capacity under the Revolving Credit Facility and $420.0 million under the Term Loan, $117.2 million in restricted cash and restricted cash equivalents and $11.0 million in cash and cash equivalents.
LONG-TERM LIQUIDITY AND CAPITAL RESOURSES
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and by issuing fixed rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership units would be exchangeable for cash or, at our election, shares of our common stock.
We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.
DESCRIPTION OF CERTAIN DEBT
The following descriptions of debt should be read in conjunction with footnote 4 to the consolidated financial statements herein.
Revolving Credit Facility
As of March 31, 2018, the aggregate gross commitment under the Revolving Credit Facility was $800.0 million, which may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. The Revolving Credit Facility has an initial maturity of March 31, 2019, which is extendable for one year at our option.
The Operating Partnership may voluntarily prepay the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the Revolving Credit Facility is unconditionally guaranteed by the Corporation and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of March 31, 2018, there were no subsidiaries that met this requirement.

As of March 31, 2018, the Revolving Credit Facility bore interest at LIBOR plus 1.25%, with $154.5 million in borrowings outstanding, and a 0.25% annual facility fee. As of March 31, 2018, there were no swing-line loans or letters of credit outstanding.
Term Loan
As of March 31, 2018, there was no outstanding balance on the Term Loan. The borrowing capacity under the Term Loan was $420.0 million and may be increased up to $600.0 million by exercising an accordion feature, subject to obtaining additional lender commitments. The Term Loan has an initial maturity date of November 2, 2018, which may be extended at our option pursuant to two one-year extension options, subject to the satisfaction of certain conditions.
Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period.
Senior Unsecured Notes
The Senior Unsecured Notes of the Operating Partnership have an aggregate principal amount of $300.0 million and are guaranteed by the Corporation. The Senior Unsecured Notes accrue interest at a rate of 4.45% per year, payable on March 15 and September 15 with a final maturity date of September 15, 2026.
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
Spirit Master Funding Program
The Spirit Master Funding Program is an asset-backed securitization platform through which we raise capital by issuing non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. The commercial real estate is managed by the Company in our capacity as property manager. Rental and mortgage receipts are deposited with the indenture trustee, who first utilizes these funds to satisfy the debt service requirements on the notes and any fees and costs of administration of the Spirit Master Funding Program. Any remaining funds are remitted to the issuers on the monthly note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans in the Collateral Pools. Proceeds from the sale of the assets are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At March 31, 2018, $97.0 million was held on deposit with the indenture trustees and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.
As of March 31, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties issued by five indirect wholly-owned subsidiaries of the Corporation. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within Master Trust 2014. As of March 31, 2018, the Maser Trust 2013 notes were secured by 295 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Corporation. All outstanding series of Master Trust Notes were rated investment grade as of March 31, 2018.

The Master Trust Notes as of March 31, 2018 are summarized below (principal in thousands):

	Stated Rates (1)	Maturity	March 31, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	2.3	$249,203	$252,437
Series 2014-2	5.8%	3.0	232,768	222,683
Series 2014-3	5.7%	4.0	310,439	311,336
Series 2014-4 Class A1	3.5%	1.8	149,629	150,000
Series 2014-4 Class A2	4.6%	11.8	353,746	358,664
Series 2017-1 Class A (2)	4.4%	4.7	513,569	515,280
Series 2017-1 Class B (2)	6.4%	4.7	125,400	125,400
Total Master Trust 2014 notes	5.0%	5.1	1,934,754	1,935,800
Series 2013-1 Class A	3.9%	0.7	123,781	125,000
Series 2013-2 Class A	5.3%	5.7	184,675	187,704
Total Master Trust 2013 notes	4.7%	3.7	308,456	312,704
Total Master Trust notes			2,243,210	2,248,504
Debt discount, net			(26,125)	(36,188)
Deferred financing costs, net			(22,825)	(24,010)
Total Master Trust Notes, net			$2,194,260	$2,188,306
(1) Represents the individual series stated interest rate as of March 31, 2018 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of March 31, 2018.
(2) The Operating Partnership acquired $27.1 million in aggregate principal amount of Class A Notes and $6.6 million in aggregate principal amount of Class B Notes to satisfy its regulatory risk retention obligations.
CMBS
As of March 31, 2018, we had 10 fixed-rate CMBS loans with $382.7 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.56% and a weighted average maturity of six years. Approximately 73% of this debt is partially amortizing and requires a balloon payment at maturity. These balances include three CMBS fixed-rate loans that are in default, discussed further below.
The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans, excluding the three defaulted loans and the properties securing them as of March 31, 2018.

Year of Maturity (dollars in thousands)	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total

Remainder of 2018	—	—	—	—%	$3,687	$—	$3,687
2019	—	—	—	—	5,109	—	5,109
2020	—	—	—	—	5,356	—	5,356
2021	—	—	—	—	5,701	—	5,701
2022	1	12	4.67%	4.67%	6,023	42,400	48,423
Thereafter	6	89	4.60% - 6.00%	5.49%	15,503	267,494	282,997
Total	7	101		4.84%	$41,379	$309,894	$351,273
CMBS Liquidity Matters
As of March 31, 2018, we are in default on three CMBS fixed-rate loans due to the underperformance of the three properties securing the loans. The aggregate principal balance under the defaulted loans was $31.4 million, including $10.3 million of accrued interest. We believe the value of the three properties is less than the related debt. As a result, we have notified the special servicer for these loans that we anticipate either surrendering these properties or selling them in exchange for relieving the indebtedness of our special purpose borrowers.

The following table provides key elements of the defaulted mortgage loans as of March 31, 2018 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Restricted Cash (2)	Stated Rate	Default Rate	Accrued Interest (1)

Manufacturing	1	$731	$—	$—	$9,386	$9,386	$—	5.85%	9.85%	$80
Sporting Goods	1	2,001	—	3,853	224	4,077	167	4.65	9.65	34
Multi-Tenant Retail	1	12,386	95	17,250	732	17,982	689	5.53	7.53	79
Total	3	$15,118	$95	$21,103	$10,342	$31,445	$856	5.51%	8.50%	$193
(1) Interest capitalized to principal that remains unpaid.
(2) Represents restricted cash controlled by the lender that may be applied to reduce the outstanding principal balance.
Convertible Notes
The Convertible Notes are comprised of two series of notes: $402.5 million aggregate principal amount of 2.875% convertible notes maturing on May 15, 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of March 31, 2018, the carrying amount of the Convertible Notes was $719.3 million, which is net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.
Holders may convert notes of either series prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, only under specific circumstances: (1) if the closing price of our common stock for each of at last 20 trading days (whether or not consecutive) during the last 30 consecutive trading days in the quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last closing price of our common stock and the conversion rate for the Convertible Notes; (3) if we call any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the Convertible Notes prospectus supplement. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election.
The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2018, the conversion rate was 77.4557 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.
DEBT MATURITIES
Future principal payments due on our various types of debt outstanding as of March 31, 2018 (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter

Revolving Credit Facility (1)	$154,500	$—	$154,500	$—	$—	$—	$—
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
Master Trust Notes	2,243,210	152,656	40,304	409,881	248,140	966,887	425,342
CMBS (2)	382,718	35,132	5,109	5,356	5,701	48,423	282,997
Convertible Notes	747,500	—	402,500	—	345,000	—	—
	$3,827,928	$187,788	$602,413	$415,237	$598,841	$1,015,310	$1,008,339
(1) 2019 includes the Revolving Credit Facility which is extendible for one year at the borrower's option.
(2) The CMBS payment balance in 2018 includes $21.1 of principal and $10.3 million of capitalized interest, for the three defaulted CMBS fixed-rate loans with stated maturities in 2018.

CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.
DISTRIBUTION POLICY
Distributions from our current or accumulated earnings are generally classified as ordinary income, whereas distributions in excess of our current and accumulated earnings, to the extent of a stockholder’s federal income tax basis in our common stock, are generally characterized as a return of capital. Under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gain.
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
Cash Flows
The following table presents a summary of our cash flows for the three months ended March 31, 2018 and March 31, 2017, respectively:

	Three Months Ended March 31,
	2018	2017	Change
	(in Thousands)
Net cash provided by operating activities	$93,160	$96,802	$(3,642)
Net cash used in investing activities	(18,182)	(16,065)	(2,117)
Net cash used in financing activities	(61,531)	(64,952)	3,421
Net increase in cash, cash equivalents and restricted cash	$13,447	$15,785	$(2,338)
As of March 31, 2018, we had $128.2 million of cash, cash equivalents and restricted cash as compared to $114.7 million as of December 31, 2017 and $52.7 million as of March 31, 2017.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The decrease in net cash provided by operating activities was primarily attributable to:

•	an increase in compensation and benefit expenses, primarily due to $2.1 million of cash severance charges incurred during the three months ended March 31, 2018,

•	an increase in cash interest expense of $2.4 million, and

•	incurrence of transaction costs of $3.9 million during the three months ended March 31, 2018.
This decrease was partially offset by:

•	an increase in cash revenue of $2.8 million, driven by fewer tenant credit losses as well as interest income received on a $35.0 million principal Shopko term loan entered into in January 2018,

•	a decrease in non-reimbursable property costs of $1.9 million, due to a reduction in vacant properties, and

•	a decrease in non-compensation general and administrative expenses of $1.5 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a lesser extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the three months ended March 31, 2018 consisted of $35.0 million funded to Shopko for a term loan, $2.7 million for the acquisition of one property, and $9.9 million of capitalized real estate expenditures. These outflows were partially offset by $26.1 million in proceeds from the disposition of 29 properties.
During the same period in 2017, net cash used in investing activities primarily consisted of $135.6 million for the acquisition of 26 properties and $13.3 million of capitalized real estate expenditures. These outflows were partially offset by $134.7 million in proceeds from the disposition of 57 properties.
Financing Activities
Generally, our net cash used in financing activities is impacted by our borrowings under our Revolving Credit Facility and Term Loan, issuances of net-lease mortgage notes, common stock offerings and repurchases and dividend payments on our common and preferred stock.
Net cash used in financing activities during the three months ended March 31, 2018 was primarily attributable to common stock share repurchases totaling $104.5 million and payment of dividends to equity owners of $83.4 million. These amounts were partially offset by net borrowings of $42.5 million under our Revolving Credit Facility and $86.2 million under mortgages and notes payable.
During the same period in 2017, net cash used in financing activities was primarily attributable to debt repayment of $19.3 million and the payment of dividends to equity owners of $87.2 million. These amounts were partially offset by net borrowings under our Revolving Credit Facility of $43.0 million.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any material off-balance sheet arrangements.
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
EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. EBITDAre is defined as net income (loss) (computed in accordance with GAAP), plus interest expense, plus income tax expense (if any), plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus impairment write-downs of depreciated property and investments in unconsolidated real estate ventures, plus adjustments to reflect the Company's share of EBITDAre of unconsolidated real estate ventures.

Adjusted EBITDAre and Annualized Adjusted EBITDAre
Adjusted EBITDAre represents EBITDAre modified to include other adjustments to GAAP net income (loss) for restructuring charges, severance charges, real estate acquisition costs, and debt transactions and other items that we do not consider to be indicative of our on-going operating performance. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance. A reconciliation of net income (loss) (computed in accordance with GAAP) to EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre is included in the financial information accompanying this report.
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
Adjusted Debt to Annualized Adjusted EBITDAre is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this report.
Initial Cash Yield
We calculate initial cash yield from properties by dividing the annualized first month base rent (excluding any future rent escalations provided for in the lease) by the gross investment in the related properties. Gross investment for an acquired property represents gross acquisition costs including the contracted purchase price and related capitalized transaction costs. Initial cash yield is a measure (expressed as a percentage) of the contractual cash rent expected to be earned on an acquired property in the first year. Because it excludes any future rent increases or additional rent that may be contractually provided for in the lease, as well as any other income or fees that may be earned from lease modifications or asset dispositions, initial cash yield does not represent the annualized investment rate of return of our acquired properties. Additionally, actual contractual cash rent earned from the properties acquired may differ from the initial cash yield based on other factors, including difficulties collecting anticipated rental revenues and unanticipated expenses at these properties that we cannot pass on to tenants, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$28,130	$12,829
Add/(less):
Portfolio depreciation and amortization	61,976	64,857
Portfolio impairments	14,569	34,376
Realized losses (gains) on sales of real estate	605	(16,217)
Total adjustments to net income	77,150	83,016

FFO attributable to common stockholders	$105,280	$95,845
Add/(less):
(Gain) loss on debt extinguishment	(21,328)	30
Real estate acquisition costs	48	153
Transaction costs	3,932	—
Non-cash interest expense	7,541	5,461
Accrued interest and fees on defaulted loans	556	674
Straight-line rent, net of related bad debt expense	(4,457)	(5,445)
Other amortization and non-cash charges	(605)	(945)
Non-cash compensation expense (1)	4,366	2,246
Total adjustments to FFO	(9,947)	2,174

AFFO attributable to common stockholders	$95,333	$98,019

Dividends declared to common stockholders	$78,581	$87,122
Net income per share of common stock
Basic (2)	$0.06	$0.03
Diluted (2)	$0.06	$0.03
FFO per share of common stock
Diluted (2)	$0.24	$0.20
AFFO per share of common stock
Diluted (2)	$0.21	$0.20
AFFO per share of common stock, excluding severance charges
Diluted (2)	$0.22	$0.20
Weighted average shares of common stock outstanding:
Basic	444,875,428	482,607,198
Diluted	445,102,225	482,609,096
(1) Included in G&A balance for the three months ended March 31, 2018 is $3.9 million of severance-related costs, comprised of $2.1 million of cash compensation and $1.8 million of non-cash compensation related to the acceleration of Restricted Stock and Performance Share Awards in connection with the departure of two executive officers.
(2) For the three months ended March 31, 2018 and 2017, dividends paid to unvested restricted stockholders of $0.4 million and $0.2 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts (see Note 11 to the consolidated financial statements herein).

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre - Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDAre and annualized adjusted EBITDAre (dollars in thousands):

March 31,
2018	2017
(Unaudited)
Revolving Credit Facility	$154,500	$129,000
Term Loan, net	—	418,672
Unsecured Senior Notes, net	295,431	295,169
Mortgages and notes payable, net	2,571,794	2,109,117
Convertible Notes, net	719,295	705,899
3,741,020	3,657,857
Add/(less):
Unamortized debt discount, net	48,768	49,923
Unamortized deferred financing costs	38,140	35,086
Cash and cash equivalents	(10,989)	(9,309)
Restricted cash balances held for the benefit of lenders	(117,166)	(12,326)
Total adjustments	(41,247)	63,374
Adjusted Debt	$3,699,773	$3,721,231

Three Months Ended March 31,
2018	2017
(Unaudited)
Net income	$30,718	$12,829
Add/(less):
Interest	51,065	46,623
Depreciation and amortization	62,117	64,994
Income tax expense	252	165
Realized loss (gain) on sales of real estate	605	(16,217)
Impairments on real estate assets	14,569	34,376
Total adjustments	128,608	129,941
EBITDAre	$159,326	$142,770
Add/(less):
Transaction costs	3,932	—
Real estate acquisition costs	48	153
(Gain) loss on debt extinguishment	(21,328)	30
Severance costs	3,893	—
Total adjustments to EBITDAre	(13,455)	183
Adjusted EBITDAre	$145,871	$142,953
Annualized Adjusted EBITDAre (1)	$583,484	$571,812

Adjusted Debt / Annualized Adjusted EBITDAre	6.3	x	6.5	x

(1) Adjusted EBITDAre of the current quarter multiplied by four.

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
In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates. However, the vast majority of our mortgage notes payable have prepayment clauses that make refinancing during a decreasing interest rate environment uneconomical. Investments in our mortgage loans receivable also have significant prepayment protection in the form of yield maintenance provisions, which provide us with substantial yield protection in a decreasing interest rate environment with respect to this portion of our investment portfolio.
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of March 31, 2018, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of March 31, 2018, $3.7 billion of our indebtedness was fixed-rate, consisting of our Master Trust Notes, fixed-rate CMBS loans, Senior Unsecured Notes and Convertible Notes, with a weighted average stated interest rate of 4.64%, excluding amortization of deferred financing costs and debt discounts/premiums. As of March 31, 2018, $154.5 million of our indebtedness was variable-rate, consisting of our Revolving Credit Facility with a weighted average stated interest rate of 3.06%, excluding amortization of deferred financing costs and debt discounts/premiums. If one-month LIBOR as of March 31, 2018 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $154.5 million outstanding under the Revolving Credit Facility would impact our future earnings and cash flows by $1.5 million.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2018 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Revolving Credit Facility	$154,500	$154,491
Term Loan, net (1)	—	—
Senior Unsecured Notes, net (1)	295,431	290,883
Mortgages and notes payable, net (1)	2,571,794	2,684,410
Convertible Notes, net (1)	719,295	750,980
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2018 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2018 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 12 of our Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the SEC on February 23, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarized the repurchases of the Company's equity securities during the first quarter of 2018 :

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January 1 - 31, 2018	—	—	N/A	N/A
February 1 - 28, 2018	3,238,000	$7.69	3,238,000	142,720,791
March 1 - 31, 2018	9,923,065	$7.94	9,923,065	$63,886,170
Total	13,161,065	$7.88	13,161,065	$63,886,170
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
As previously disclosed on Form 8-k filed by the Company on March 21, 2018, we entered into an employment agreement (the "Employment Agreement") with Michael Hughes in connection with his appointment as our Executive Vice President and Chief Financial Officer. In addition to the description of the Employment Agreement in the 8-k, the Employment Agreement provides that, in the event Mr. Hughes employment is terminated (i) by the Company without "Cause", (ii) by Mr. Hughes for "Good Reason" (each as defined by the Employment Agreement), (iii) by reason of the Company's failure to extend the term at the end of the initial term or at the one-year extension periods thereafter or (iv) by reason of Mr. Hughes's death or disability, then Mr. Hughes will be entitled to receive vesting at "target" of any outstanding performance-based equity and/or long-term incentive awards held by Mr. Hughes on the date of such termination.

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

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Articles Supplementary of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

3.4	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on August 15, 2017 and incorporated herein by reference.

3.5
Second Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. filed as Exhibit 3.1 to the Operating Partnership's Form 8-K on October 3, 2017 and incorporated herein by reference.

3.6
Articles Supplementary designating Spirit Realty Capital, Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.4 to the Company's Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

3.7	Certificate of Limited Partnership of Spirit Realty, L.P. dated September 25, 2012, filed as Exhibit 4.5 to the Company's Form S-4 on March 20, 2017 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Registration Statement on Form S-4 on March 29, 2013 and incorporated herein by reference.

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

Exhibit No.	Description

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

4.18
Amendment No. 2 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-k on February 23, 2018 and incorporated herein by reference.

4.19
Amendment No. 3 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 29, 2018, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-k on February 23, 2018 and incorporated herein by reference.

4.20
Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-k on February 23, 2018 and incorporated herein by reference.

4.21
Amendment No. 1 to Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 30, 2018, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-k on February 23, 2018 and incorporated herein by reference.

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

Exhibit No.	Description
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

10.41
Amendment No. 2 to the Second Amended and Restated Property Management and Servicing Agreement among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, and Spirit Master Funding VIII, LLC, dated December 14, 2017, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-k on February 23, 2018 and incorporated herein by reference.

10.42*	Amendment to Amended and Restated Master Lease Agreement among Spirit SPE Portfolio 2016-1, LLC, Spirit SPE 2016-2, LLC, and Shopko Stores Operating Co., LLC dated March 15, 2018.

Exhibit No.	Description
10.43*	Amendment to Second Amended and Restated Master Lease Agreement between Spirit SPE 2006-3, LLC and Pamida Stores Operating Co., LLC dated March 15, 2018.

10.44*	Amendment to Second Amended and Restated Master Lease Agreement between Spirit Master Funding III, LLC and Pamida Stores Operating Co., LLC dated March 15, 2018.

10.45
Employment Agreement among Spirit Realty Capital, Inc. and Michael Hughes, dated as of March 20, 2018 filed as Exhibit 10.1 of the Company's Form 8-K on March 21, 2018 and incorporated herein by reference.

10.46
First Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jay Young, dated as of April 3, 2018 filed as Exhibit 10.1 of the Company's Form 8-K on April 5, 2018 and incorporated herein by reference.

10.47
Employment Agreement among Spirit Realty Capital, Inc. and Kenneth Heimlich, dated as of April 3, 2018 filed as Exhibit 10.2 of the Company's Form 8-K on April 5, 2018 and incorporated herein by reference.

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

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SPIRIT REALTY, L.P. (Registrant)

By:	Spirit General OP Holdings, LLC, as general partner of Spirit Realty, L.P.
/s/ Prakash J. Parag
Prakash J. Parag
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 3, 2018